Form 10-K
period 1993-12-31
RUSS BERRIE & CO INC
filed 1994-03-30
CIK 739878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1993 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____ to _____

Commission file number        1-8681
                         RUSS BERRIE AND COMPANY, INC.
             (Exact name of registrant as specified in its charter)


          New Jersey                                22-1815337
- ----------------------------------         ----------------------------
(State of or other jurisdiction of          (I.R.S. Employer
incorporation or organization)             Identification Number)


        111 Bauer Drive, Oakland, New Jersey       07436
- ----------------------------------------------------------------------
       (Address of principal executive offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (201) 337-9000

Securities registered pursuant to Section 12 (b) of the Act:

                                          Name of each exchange
       Title of each Class                 on which registered
       -------------------                 -------------------

Common Stock, $0.10 stated value        New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X           No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [   ]

Approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1994 was $134,686,174.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 18, 1994, was as follows:

                   Class                         Number of Shares
            -------------------                  ----------------
      Common Stock, $0.10 stated value              21,438,389

                      Documents Incorporated by Reference
Certain portions of the Registrant's Proxy Statement dated March 15, 1994 relating to registrant's Annual Meeting of Shareholders to be held on April 25, 1994 (the "1994 Proxy Statement"), are incorporated by reference into Part III of this report.

                                                                             (2)

                                     PART I
ITEM 1.   BUSINESS


     Russ Berrie and Company, Inc. was incorporated in New Jersey in 1966. Its principal executive offices are located at 111 Bauer Drive, Oakland, New Jersey 07436; its telephone number is (201) 337-9000. The term "Company" refers to Russ Berrie and Company, Inc. and its consolidated subsidiaries, unless the context requires otherwise.


     The Company designs, manufactures through third parties and markets to retail stores throughout the United States and most countries throughout the world, a wide variety of impulse gift and toy items. The impulse gift products are designed to appeal to the emotions of consumers, who purchase the products impulsively to reflect their feelings of friendship, fun, love and affection. The suggested retail prices of the Company's products range from $.30 to over $300. Approximately 83% of the Company's dollar sales are accounted for by products with a suggested retail price of $14 or less which, coupled with the products' appeal to consumers' emotions, encourages spontaneous purchases by consumers.


     The Company's extensive line of over 10,000 products encompasses both seasonal and everyday gift items, including stuffed animals, Trolls, picture frames, ceramic mugs, porcelain gifts, collectible figurines, gift bags, greeting cards, keyrings, kitchen magnets, stationery products, toys, and National Football League and Major League Baseball merchandise.


     The products are produced by independent manufacturers, generally in the Far East, under close supervision by Company personnel and are marketed primarily by the Company's own direct sales force of approximately 700 full-time employees. In some foreign countries, the Company utilizes distributors and the Company's toy product line is marketed through independent representative organizations. The Company believes that its present position as one of the leaders in the impulse gift industry is due primarily to its imaginative product design, broad and effective marketing of its products, efficient distribution, high product quality and commitment to customer service.


PRODUCTS


     The Company markets its impulse gift product line under the trade name "RUSS" through two divisions: "Plush N' Stuff" and "Gift/Expression". The Company also markets some of its products through its wholly-owned subsidiary Papel/Freelance, Inc. The Company markets its product line of toys through Cap Toys, Inc., a business acquired in October, 1993. Also, the Company's Bright of America, Inc. subsidiary markets gift products to schools and other organizations for fundraising purposes and directly to mass market customers. In addition, the Company operates a chain of retail stores, Fluf N' Stuf, Inc., which sells the Company's products and products of unaffiliated companies.

                                                                             (3)

     Plush N' Stuff products include stuffed animals, soft body Trolls, soft message products, puppets and soft holiday items, generally having suggested retail prices between $1 and $30. Gift/Expression products include hard body Trolls, gift bags, ceramic figurines, ceramic mugs, magnets, hair ornaments, childrens' jewelry and picture frames. Most Gift/Expression products have suggested retail prices between $1 and $30. For example, the suggested retail prices for mugs generally range from $5 to $8 and for greeting cards are generally less than $1.75. Papel/Freelance, Inc.'s products include ceramic mugs, related ceramic giftware, back to school items and fashion accessories. Cap Toys, Inc.'s products generally have suggested retail prices between $3 and $25. The percentages of dollar sales accounted for by the various divisions during the periods indicated are as follows:

                                Plush N'     Gift/     Papel/
                                 Stuff    Expression  Freelance  Other*
                                --------  ----------  ---------  -----
                                   %           %         %         %
                                  ---         ---       ---       ---
Year ended December 31, 1991       31          47        12        10
Year ended December 31, 1992       28          54         8        10
Year ended December 31, 1993       28          43        13        16
- ----------------------------

     * Includes primarily sales by Effanbee Doll Company, the assets of which were sold in January, 1992, Fluf N' Stuf, Inc., Bright of America, Inc. and Cap Toys, Inc. (since its acquisition in October 1993).

     In addition to its everyday product lines, the Company produces specially designed products for individual seasons during the year, including Christmas, Valentine's Day, St. Patrick's Day, Easter, Mother's Day, Graduation, Father's Day, Halloween and Thanksgiving. During 1993, items specially designed for individual seasons accounted for approximately 46% of the Company's dollar sales; no individual season accounted for more than 12% of the Company's dollar sales. See "Business-Seasonality".


     The Company has experienced success with its product line of Trolls which are marketed through both the Plush N' Stuff and Gift/Expression divisions.
Net sales of the various products associated with Trolls accounted for approximately 31% during 1993 and 56% during 1992 of consolidated net sales. However, in the second quarter of 1993 the Company experienced a decline in the net sales of its Troll product line.


     The Company's product line currently consists of more than 10,000 items (including distinctive variations on basic product designs). Other than the products associated with Trolls, no single basic product design accounted for more than 1.8% of dollar sales during 1993.


     The Company has entered into a number of license agreements under which it markets certain items, including products marketed under the National Football League and Major League Baseball trademarks. Licensed products represented approximately 10% of the Company's dollar sales in 1993 and 5% in 1992. During 1993, no single license accounted for more than 1.8 % of dollar sales.

                                                                             (4)

DESIGN AND PRODUCTION


     The Company has a continuing program of new product development. The Company designs its own products and then generally evaluates consumer response through test marketing in selected unaffiliated retail stores and those operated by Fluf N' Stuf, Inc. Items are added to the product line only if they can be obtained and marketed on a basis that meets the Company's profitability standards. Substantially all of the Company's products are produced by independent manufacturers on a purchase order basis.


     The Company believes that the breadth of its product line and the continuous development of new products are key elements of its success and that it is capable of designing and producing large numbers of new products quickly.


     The Company has approximately 200 employees responsible for product development and design in the United States and in the Far East. Generally, a new design is brought to market in less than nine months after a decision is made to produce a new product.


     Sales of the Company's impulse gift products are, in large part, dependent on the Company's ability to identify and react quickly to changing consumer preferences and to utilize its sales and distribution systems to bring new products to market. Generally, marketing direction and concept planning are determined by the marketing committee, which is composed of key executives and marketing and market research personnel. The design committee, consisting of certain members of the product development department, is responsible for the development of new products which are compatible with the marketing and product concepts approved by the marketing committee. The design committee meets frequently to discuss the development of new products and the adaptation, refinement or supplementing of existing products to reflect new trends and preferences. Members of the committees are also in frequent contact with the Company's customers and sales personnel to obtain their ideas relating to expansion of the Company's product line. The design committee seeks new products which, though not necessarily similar to the products now marketed by the Company, can be marketed through its existing marketing and distribution systems to current and potential customers. Members of the design and marketing committees regularly attend trade shows to maintain contact with customers and to observe market trends.


     The Company engages in market research and test marketing to evaluate consumer reactions to its products. Research into consumer buying trends often suggest new products. The Company assembles information from retail stores, including those operated by Fluf N' Stuf, Inc., the Company's sales force and
the Company's own market research department.   The Company continually
analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line.

                                                                             (5)

     Substantially all of the Company's products are produced by independent manufacturers. During 1993, products accounting for approximately 94% of its dollar purchases were produced in the Far East and 6% in the United States.
The Company utilizes approximately 225 manufacturers in the Far East, primarily in the People's Republic of China, Hong Kong, Taiwan, Korea, Thailand and Indonesia. During 1993, approximately 57% of the Company's dollar amount of purchases were attributable to manufacturing in the People's Republic of China. Legislation has been proposed from time to time that would revoke the most-favored nation status (which is a designation determined annually by the President of the United States, subject to possible override by Congress) of the People's Republic of China. Such a revocation would cause import duties to increase or become applicable to products imported by the Company from the People's Republic of China. A majority of the Company's staff of approximately 280 employees in Hong Kong, Taiwan, Korea, Thailand and Indonesia monitors the production process with responsibility for ensuring the quality, safety and prompt delivery of Company products. Members of the Company's Far East staff make frequent visits to the manufacturers for which they are responsible. Most of the Company's manufacturers are small operations, some selling exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company's products and the loss of any manufacturer will not significantly adversely affect the operations of the Company. In 1993, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 12% of such purchases and the five largest suppliers accounted for approximately 36% in the aggregate.


MARKETING


     The Company sells its impulse gift products primarily through its own direct sales force. Products are sold directly to retail stores in the United States and in foreign countries, including gift stores, pharmacies, card shops, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores and military post exchanges. During 1993, the Company sold products to approximately 85,000 customers. No single customer accounted for more than 1.3% of dollar sales.


     The Company believes that the use of its direct sales force has been a significant factor in its success. Although sales managers have primary responsibility for the management of salespeople that report to them, they also have the responsibility for sales of the Company's products directly to certain accounts generally located in a defined geographic area. The Company's sales personnel visit each of their customers every six to eight weeks.

     The Company motivates its salespeople through its compensation package, which consists of salary, commissions and bonuses based on sales. All sales managers are compensated for their own sales and the sales generated by the salespeople that report to them. The Company also establishes performance levels for individual sales personnel. The Company maintains a training program for its salesforce and offers sales personnel the opportunity for advancement to sales management positions. Each of the Company's current sales managers started as a salesperson in the Company.

                                                                             (6)

     The Company's salespeople sell impulse gift products from either the Plush 'N Stuff division, the Gift/Expression division or from Papel/Freelance, Inc. further enabling the Company to successfully market the full range of its impulse gift products. The Company reinforces the marketing efforts of its salesforce through an active promotional program, including showrooms, participation in trade shows, trade advertising and seasonal catalogs. In addition, beginning in 1992 the Company engaged in advertising through consumer publications and national television. These advertising programs are designed to increase consumer awareness of, and esteem toward, RUSS products.


     The Company maintains a sales and distribution network to serve customers in Great Britain, Holland, Belgium, Ireland and Canada. The remainder of the Company's foreign sales, primarily in Germany, Latin America, Spain, Japan, Italy, Philippines, and France, are made to distributors for resale to their customers. Foreign sales, including export sales from the United States, aggregated $68,295,000, $101,471,000 and $57,867,000 in the years ended
December 31, 1993, 1992 and 1991, respectively. For more information regarding operations by geographic area, see Note 12 of the Notes to the Consolidated Financial Statements.


     The Company believes that effective packaging and merchandising of its products are very important to its marketing success. Many products are shipped in colorful corrugated cartons which can be used as free-standing displays and can be discarded when all the products have been sold. The Company also prepares semi-permanent free-standing lucite, metal and wood products, thereby providing an efficient promotional vehicle for selling the Company's products. The displays are designed to stimulate consumers' impulse purchase decisions.


     The Company believes that customer service is an important component of its marketing strategy and therefore has established a Customer Service Department at each distribution facility that responds to customer requests, investigates and resolves problems and generally assists customers.


     The Company's general terms of sale are believed to be competitive in the impulse gift industry. The Company provides limited extended payment terms to customers on sales of seasonal merchandise, e.g., Christmas, Halloween and Easter and other seasons. The Company has a general policy of not accepting returns or selling on consignment.

     The Company's Cap Toys, Inc. subsidiary develops products in conjunction with independent toy product inventors. The products selected are produced by independent manufacturers and are sold primarily to mass merchandisers. Certain products are supported by an advertising program consisting primarily of television advertising.

                                                                             (7)

DISTRIBUTION


     The Company has customers located throughout the United States and in order to serve them quickly and effectively, the Company has a distribution center in South Brunswick, New Jersey, which receives products from suppliers and then distributes them directly to the Company's customers as well as supplying the distribution center in Columbus, Ohio.


     The distribution center in Petaluma, California receives products directly from suppliers and serves the Company's customers in the western part of the United States. The Company generally uses common carriers to distribute to its customers.


     The Company maintains two distribution centers in Southampton, England to serve its customers in Europe and two facilities in the Toronto, Canada area for its Canadian customers. The Company's Cap Toy product line is distributed from a facility in Bedford Heights, Ohio.


SEASONALITY


     The pattern of the Company's sales is influenced by the shipment of seasonal merchandise. The Company generally ships the majority of orders each year for Christmas in the quarter ended September 30, for Valentine's Day in the quarter ended December 31 and for Easter in the quarter ended March 31.


The following table sets forth the Company's quarterly sales during 1993, 1992 and 1991.

                           QUARTERLY SALES
                            (in millions)
                              1993           1992          1991
                          ------------   ------------  ------------
Quarter Ended             Sales    %     Sales    %    Sales    %
- -------------             -----  -----   -----  -----  -----  -----
March 31................  $96.3   34.5  $ 96.4   21.7  $62.5   23.3
June 30.................   49.9   17.9    86.3   19.4   50.3   18.8
September 30............   70.7   25.3   152.1   34.2   82.5   30.8
December 31.............   62.2   22.3   109.6   24.7   72.6   27.1


     The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher sales volume. Commencing late in the second quarter of 1991, net sales of the Company were favorably impacted by the success of products associated with the Troll product line which continued into the first quarter of 1993. However, the Company has experienced a decline in the net sales of its Troll products beginning in the second quarter of 1993.

                                                                             (8)

BACKLOG


     It is characteristic of the Company's business and of the industry in general that orders for seasonal merchandise are taken in advance of shipment. The Company's backlog at December 31, 1993 was $32,546,000 and at December 31, 1992 was $37,197,000. The Company ships substantially all of its backlog within 50 days.


COMPETITION


     The impulse gift industry is highly competitive and fragmented. The Company believes that the principal competitive factors are marketing ability, reliable delivery, product design, quality, customer service and price.

     The Company's principal competitors in the Plush N' Stuff line are Gund, Inc., Ganz Bros., Ty, Inc., Applause, Inc. and Dakin. Competitors for the Company's other divisions include American Greetings, Hallmark, Recycled Paper Products, Enesco and numerous small suppliers and toy competitors. Certain of the Company's existing or potential competitors may have financial resources that are substantially greater than those of the Company.


COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES


     The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office. It also has registered, in the United States and certain foreign countries, the trademark "RUSS" with a distinctive design, which it utilizes on most of its products. The Company believes its copyrights, trademarks and patents are valid, and has pursued a policy of aggressively protecting them from infringement. However, it does not consider its business materially dependent on copyright, trademark or patent protection.

     The Company also enters into various license agreements to market products compatible with its product line. Examples of licensed products include designs of National Football League and Major League Baseball.


EMPLOYEES


     As of January 31, 1994, The Company employed approximately 1,900 persons on a full-time basis. The Company considers its employee relations to be good; substantially all of the Company's employees are not covered by a collective bargaining agreement. The Company's policy is to require that its management, sales and product development and design personnel enter into contracts in which they agree not to disclose confidential information concerning the Company and, in the case of management and sales personnel, not to compete with the Company (subject to certain territorial limitations in the case of salespersons) for a period of six months after termination of their employment.

                                                                             (9)

GOVERNMENT REGULATION


     Certain of the Company's products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission to protect children from certain hazardous articles by excluding them from the market and requiring a manufacturer to repurchase articles which become banned. The Commission's determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in Canada and Europe. The Company maintains a quality control program to ensure compliance with applicable laws.


ITEM 2.   PROPERTIES


     The Company's principal facilities consist of its corporate offices in Oakland, New Jersey, and the distribution centers in South Brunswick, New Jersey; Petaluma, California; and Reynoldsburg, Ohio. Additionally, office and distribution facilities are located in Southampton, England and in the Toronto, Canada area. The Company owns the facility used by Bright of America, Inc. in Summersville, West Virginia, one of its facilities in Southampton, England and most of the office space it uses in Hong Kong. The Company leases its other facilities. The facilities of the Company are maintained in good operating condition, are generally adequate for the Company's purposes and, except for the Dayton, New Jersey; Lakeland, Florida; and Marietta, Georgia facilities, which were closed as part of restructuring of the Company's distribution system, are generally fully utilized.


THE COMPANY'S CURRENT PRINCIPAL FACILITIES ARE AS FOLLOWS:

                                                           Lease Expiration
Location - Domestic                       Sq. Ft. Area  (if applicable) (1)
- -------------------                       ------------  -------------------
Petaluma, California (2)(3).........        234,200       July 31, 2004
Marietta, Georgia (8)...............         55,200       Not applicable -
                                                          Owned by Company
Oakland, New Jersey (2)(4)..........        120,000       April 1, 2004
South Brunswick, New Jersey (2)(3)
  (6)(7)............................        513,680       May 31, 1999
Reynoldsburg, Ohio (3)..............         77,600       June 30, 1994
Collegeville, Pennsylvania (6)......         10,835       December 31, 1995
Lakeland, Florida (2)(8)............         42,500       February 28, 1998
Dayton, New Jersey (5)(8)...........        160,409       October 31, 1997
Summersville, West Virginia (6)(7)..        156,000       Not applicable -
                                                          Owned by Company
Bedford Hts., Ohio (6)(7)...........         98,604       January 31, 1995

                                                                            (10)

                                                           Lease Expiration
Location - Foreign                        Sq. Ft. Area   (if applicable)(1)
- ------------------                        ------------   ------------------
Chandlers Ford, England (6).........         10,846       December 24, 2014
Southampton, England (7)............         60,750       March 24, 2003
Southampton, England (7)............         51,000       Not applicable -
                                                          Owned by Company
Rexdale, Ontario, Canada (6)(7).....         76,290       May 31, 1997
Rexdale, Ontario, Canada (6)(7).....         31,453       May 31, 1997
Hong Kong (6).......................         25,600       Not applicable -
                                                          Owned by Company

- -----------------

(1)  Not including renewal options.
(2) Properties owned directly or indirectly by Russell Berrie or members of his immediate family. See ITEM 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".
(3)  Regional distribution center.
(4)  Corporate headquarters.
(5) Property leased from a partnership of which a director of the Company is a general partner. See ITEM 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".
(6)  Subsidiary (or division) headquarters.
(7)  Subsidiary (or division) distribution center.
(8) Facility closed in connection with a restructuring undertaken by the Company. The Company has subleased the Lakeland facility, and continues its efforts to sublease or otherwise terminate the lease with regard to the Dayton facility and has entered into an agreement for sale for the Marietta facility.

     In addition, the Company leases an aggregate of approximately 19,700 square feet of showroom facilities in New York City; Los Angeles and San Francisco, California; Atlanta, Georgia; Dallas, Texas; Toronto, Montreal and Vancouver, Canada; Brussels, Belgium; and Utrecht, Holland. The remaining lease terms at these facilities range between one and eight years.

     Fluf N' Stuf, Inc., leases retail store space in shopping and outlet malls located primarily on the East Coast. The aggregate square footage of these 26 stores is approximately 47,500 square feet. The remaining lease terms at these facilities range between one and eight years.


ITEM 3.   LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions, as plaintiff or defendant.

     As previously reported, on September 27, 1993, the United States Court for the Southern District of New York issued a decision in a previously reported action brought by EFS Marketing, Inc. ("EFS") against the Company and Russell Berrie, its Chairman and Chief Executive Officer, with respect to EFS's and the Company's product lines of troll dolls. The Court dismissed EFS' claims for monetary damages and for certain injunctive relief. The Court also invalidated the copyrights claimed by EFS and the Company in certain of the troll dolls sold by them; however, the Company does not consider its business materially dependent on copyright, trademark, or patent protection.

                                                                            (11)

EFS is seeking reconsideration by the Court of the invalidity of their troll copyrights. The Company anticipates vigorously pursuing an appeal of this decision.

     The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on its business or financial condition. (See Note 13 of the Notes to Consolidated Financial Statements).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.


          NAME                    AGE        POSITION WITH THE COMPANY
    -----------------------       ---        ------------------------------
    Russell Berrie ........        61        Chairman of the Board, Chief
                                             Executive Officer and Director

    Arnold S. Bloom........        51        Vice President, Secretary and
                                             General Counsel

    Paul Cargotch..........        49        Vice President - Finance and
                                             Chief Financial Officer

    A. Curts Cooke.........        57        President, Chief Operating
                                             Officer and Director

    Jimmy Hsu..............        44        Senior Vice President - Product
                                             Development and Far East
                                             Operations and Director

    Y.B. Lee...............        48        Vice President - Far East
                                             Plush Division

    Guy M. Lombardo........        49        Vice President - Administration
                                             and Information Systems

    Bernard Tenenbaum......        39        Vice President - Corporate
                                             Development

    Barker T. Torrey, Jr...        63        Senior Vice President -
                                             Operations

                                                                            (12)

     Russell Berrie, the founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its incorporation in 1966.
Mr. Berrie was also President and Chief Operating Officer of the Company from its incorporation until October 1988.


     Arnold S. Bloom has been employed by the Company as Vice President and General Counsel since January 1988 and as Secretary since March 1990.


     Paul Cargotch has been employed by the Company as Chief Financial Officer since March 1990 and Vice President - Finance for more than the past five years.


     A. Curts Cooke has been employed as President and Chief Operating Officer of the Company since March 17, 1990; Executive Vice President of the Company, from December 1984 and Chief Financial Officer and Secretary of the Company from 1984 until March 17, 1990. Mr. Cooke has served as a director of the Company since 1982.


     Jimmy Hsu has been employed by the Company as Senior Vice President - Product Development and Far East Operations since August 1991; he was also Vice President - Far East Operations from 1977 to August 1991. He has served as a director of the Company since 1988.


     Y.B. Lee has been employed by the Company as either Managing Director or President - Korean Operations from 1977 to February 1990, when he was elected Vice President - Far East Plush Division.


     Guy M. Lombardo has been employed by the Company as Vice President-Administration and Information Systems since January 1994; and prior to that, was Vice President-Management Information Systems for more than the past five years.


     Bernard Tenenbaum has been employed by the Company as Vice President-Corporate Development since January 14, 1993; he also serves as President and Chief Executive Officer of a division of the Company which focuses on the development of sales to mass merchandisers. From September 1988 until joining the Company as an officer, Mr. Tenenbaum was a founding Director of the George Rothman Institute of Entrepreneurial Studies, Fairleigh Dickenson University, and was previously Associate Director of the Snider Entrepreneurial Center of the Wharton School.


     Barker T. Torrey, Jr., has been Senior Vice President - Operations for more than the past five years.

                                                                            (13)

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


     The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "RUS" since its initial public offering on March 29, 1984. Prior to that time, there was no public market for the Common Stock. At December 31, 1993 the Company's Common Stock was held by approximately 941 shareholders of record.


     The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the National Quotation Bureau Inc.:


                                           PRICE RANGE OF COMMON STOCK
                                           ---------------------------

                                              HIGH             LOW
                                           ----------       ---------
1993
- ----

First Quarter.....................         $19 7/8             $14
Second Quarter....................          17                  13 1/8
Third Quarter.....................          15 1/2              12 3/8
Fourth Quarter....................          16 5/8              12 7/8

1992
- ----

First Quarter.....................          20 1/8              12
Second Quarter....................          24 5/8              18
Third Quarter.....................          20 3/8              15 3/4
Fourth Quarter....................          23 3/8              16 3/4


     The Board of Directors declared its first dividend to holders of the Company's Common Stock in November, 1986. Since then, a cash dividend has been paid quarterly. The current quarterly rate is $.15 per share. This rate has been in effect since February 1993. From February 1992 to February 1993 the quarterly rate was $.117 per share (restated to reflect the 3-for-2 stock split effective April 1, 1993). The quarterly rate from December 1990 to February 1992 was $.10 (restated). The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its discretion.

                                                                            (14)

ITEM 6.   SELECTED FINANCIAL DATA

                         (FOR YEARS ENDED DECEMBER 31,)
                 (Dollars in Thousands, Except Per Share Data)


SUMMARY OF OPERATIONS      1993             1992             1991             1990             1989             1988
                         --------         --------         --------         --------         --------         --------
Net Sales                 $279,111         $444,382         $267,859         $250,579         $246,373         $277,574
Cost of Sales              125,923          176,265          109,857          105,443          105,897          114,109

Income Before
  Income Taxes *            17,573           92,999           31,746           23,239           13,745           40,744

Provision for
  Income Taxes               4,391           32,651            9,704            5,817            3,961           12,904

Net Income                  13,182           60,348           22,042           17,422            9,784           27,840

Net Income Per Share           .61             2.70              .98              .77              .43             1.23
Dividends Per Share            .60              .47              .40              .70              .27              .27

BALANCE SHEET

Working Capital           $178,001         $206,510         $166,538         $154,841         $162,822         $156,874

Property, Plant and
  Equipment                 28,133           29,577           27,035           34,010           21,277           22,029

Total Assets               259,115          298,847          226,319          216,459          217,106          212,204

Long-Term Debt                   -                -            3,000            4,492            2,689            3,344

Shareholders' Equity       224,034          241,259          196,278          188,380          185,519          181,290

STATISTICAL

Effective Income
  Tax Rate                    25.0%            35.1%            30.6%            25.0%            28.8%            31.7%

Current Ratio                  6.1              4.6              7.2              7.6              6.6              6.7

Return on Average
  Shareholders' Equity         5.7%            27.6%            11.5%             9.3%             5.3%            16.3%

Net Profit Margin              4.7%            13.6%             8.2%             7.0%             4.0%            10.0%

Number of Employees          2,126            2,608            2,333            2,569            2,258            2,378


* Includes a restructuring charge of $5.0 million in 1993 and $9.5 million in 1989.

                                                                            (15)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1993 AND 1992


     For the year ended December 31, 1993 the Company's net sales of $279,111,000 represents a decrease of $165,271,000 or 37.2% compared to the year ended December 31, 1992. This decrease can be attributed to the significant reduction of net sales of the Company's Troll product line. During 1993 net sales of the products associated with the Troll product line were approximately $86,700,000 or 31.1% of consolidated net sales compared to approximately $250,000,000 or 56.3% of consolidated net sales during 1992. In addition, the Company believes that its customers have experienced a general softness in their business as a result of the growth of mass merchandisers, factory outlet malls, and warehouse clubs. Included in the results for the year ended December 31, 1993 are the net sales of $12,653,000 achieved by Cap Toys, Inc. since its acquisition in October 1993.


     Cost of sales was 45.1% of net sales in 1993 compared to 39.7% of net sales in 1992. This increase can be attributed to the higher gross profit margins on sales of Troll products during 1992. In addition, certain components of cost of sales are fixed costs, primarily costs associated with the sourcing of product in the Far East and provisions for slow moving inventory, which were absorbed by the higher sales volume in 1992. Also contributing to the increase are the effects of the reduction of the selling price of certain of the Company's products in August 1993.


     Selling, general and administrative expense was $133,188,000 for the year ended December 31, 1993 compared to $170,948,000 in 1992, a decrease of $37,760,000 or 22.1%. This decrease can be primarily attributed to a decrease in the expenses required to support lower sales levels principally salesforce commissions (approximately $30,750,000) and to lower expenses related to the Company's consumer advertising program (approximately $6,200,000).


     Included in the results of operations in 1993 is a restructuring charge of $5,000,000 representing the write-down of certain assets, employee severance costs and other costs related to the closing and consolidating of distribution centers and administrative functions. Also included are additional provisions for future lease obligations relating to a previously closed facility. The restructuring charge resulted in an after tax effect on net income of $3,150,000 or $.15 per share. This restructuring, in addition to a reduction in the salesforce, is expected to result in an annualized savings in selling, general and administrative expense of approximately $10,000,000.

                                                                            (16)

     The provision for income taxes as a percentage of income before taxes decreased to 25.0% in 1993 compared to 35.1% in 1992. The lower effective rate can be attributed to an increased relative benefit associated with investment income resulting from tax- advantaged investments within the Company's short-term investment portfolio, an increased proportion of income before income taxes related to certain foreign subsidiaries with lower tax provisions and to an increased relative benefit for deductions permitted on contribution to charitable organizations.


     Net income of $13,182,000 for 1993 decreased by $47,166,000 when compared to 1992. The decrease in net income can be attributed to the decrease in net sales, partially offset by the decrease in selling, general and administrative expense.


RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1992 AND 1991


     For the year ended December 31, 1992 the Company's net sales of $444,382,000 represents an increase of 65.9% from the year ended December 31, 1991. This increase can be attributed to the success of the Company's Troll product line. During 1992 net sales of the various products associated with the Troll product line were approximately $250,000,000 or 56.3% of consolidated net sales. This compares to sales of these products of approximately $44,400,000 or 16.6% of consolidated net sales during 1991. The Company continues to introduce new products associated with the Troll product line, however the Company is unable to forecast the future sales levels of this product line.


     Cost of sales was 39.7% of net sales in 1992 compared to 41.0% of net sales in 1991. This decrease can be primarily attributed to higher gross profit margins on sales of Troll products as compared to the average gross profit margin generated by the Company's other product lines. In addition, some components of the cost of sales are fixed costs, which were absorbed by the higher sales volume during 1992.


     Selling, general and administrative expense was $170,948,000 for the year ended December 31, 1992 compared to $130,216,000 in 1991, an increase of $40,732,000 or 31.3%. However, as a result of the increase in net sales, selling, general and administrative expense as a percentage of net sales decreased to 38.5% for the year ended December 31, 1992 compared to 48.6% in 1991. The increase of $40,732,000 can be primarily attributed to increased expenses (approximately $26,900,000) necessary to support the higher level of sales, consisting primarily of increased salesforce compensation (principally commissions based on sales), expenses related to the consumer advertising program implemented in 1992 (approximately $11,000,000) and to an additional provision required for future lease payments related to facilities previously closed pursuant to a restructuring implemented in 1989 (approximately $2,800,000).

                                                                            (17)

     The year ended December 31, 1992 includes a charge of $6,300,000 which represents a provision for damages awarded to a former employee by a jury, in February 1993, based on allegations that she was slandered and other pending claims by the plaintiff. The Company believes that the verdict is not supported by the evidence and the claims are without merit. The Company will vigorously pursue its position before the trial court and appeals process.


     Investment and other income-net was $2,130,000 for the year ended December 31, 1992 compared to $3,960,000 in the prior year. The year ended December 31, 1991 includes a gain of approximately $2,000,000 related to the sale of an office facility in Hong Kong.


     The provision for income taxes, as a percentage of income before taxes, increased to 35.1% in 1992 compared to 30.6% in 1991. The higher effective rate in 1992 can be attributed in part to provisions for U.S. Federal income tax on unremitted earnings of foreign subsidiaries, which are not considered to be permanently reinvested. Additionally, the effective rate in 1991 was affected by the gain on the sale of an office facility in Hong Kong which was not subject to taxation. (See Note 1 of the Notes to Consolidated Financial Statements for Accounting for Income Taxes).


     Net income for 1992 increased by $38,306,000 to $60,348,000 when compared to 1991. The increase in net income can be attributed to the increase in net sales offset by the increase in selling, general and administrative expense.


LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 1993 the Company had cash and cash equivalents and short-term investments of $82,899,000 compared to $92,727,000 at December 31, 1992.


     The Company generated net cash flows from operating activities of $50,477,000 resulting from net income of $13,182,000, a decrease in accounts receivable of $34,509,000, and a decrease in inventories of $17,207,000. This was offset by a decrease in accrued expenses of $10,495,000 and a decrease in accrued income tax of $10,886,000. The decrease in accounts receivable is attributable to the lower level of sales in the fourth quarter of 1993 compared to the fourth quarter of 1992. The decrease in inventories can be primarily attributed to the Company's efforts to control inventory levels given the lower level of sales.


     During the year ended December 31, 1993 funds of $24,175,000 were used for the acquisition of Cap Toys, Inc. Funds were also used for the purchase of treasury stock (under a stock repurchase program) of $22,214,000 and the payment of dividends of $12,797,000.

                                                                            (18)

     The Company has available $87,811,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. At December 31, 1993 letters of credit of $17,511,000 were outstanding. There were no direct borrowings under the bank lines of credit. Working capital requirements during 1993 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheet of Russ Berrie and Company, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes.


                                                        COOPERS & LYBRAND

Parsippany, New Jersey
February 7, 1994

                                                                            (19)

                        CONSOLIDATED STATEMENT OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    1993       1992       1991
                                                  --------   --------   --------
Net sales ...................................   $279,111   $444,382   $267,859
Cost of sales................................    125,923    176,265    109,857
                                                 -------    -------    -------
   GROSS PROFIT..............................    153,188    268,117    158,002
Selling, general and administrative expense..    133,188    170,948    130,216
Litigation...................................       -         6,300       -
Restructuring charge.........................      5,000        -         -
Investment and other income - net ...........      2,573      2,130      3,960
                                                 -------    -------    -------
   INCOME BEFORE INCOME TAXES................     17,573     92,999     31,746
Provision for income taxes...................      4,391     32,651      9,704
                                                 -------    -------    -------
   NET INCOME................................   $ 13,182   $ 60,348   $ 22,042
                                                 =======    =======     ======
NET INCOME PER SHARE.........................   $    .61   $   2.70   $    .98
                                                 =======    =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                            (20)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                                          ADDITIONAL                          FOREIGN
                                           COMMON            PAID           RETAINED          CURRENCY         TREASURY
                                            STOCK         IN CAPITAL        EARNINGS        TRANSLATION         STOCK
                                            -----         ----------        --------        -----------         -----
Balance at December 31, 1990.....          $  2,261         $ 20,676         $162,348         $  3,423         $   (328)

Net income.......................                 -                -           22,042                -                -

Share transactions under
  stock option plans.............                 5              419                -                -                -

Cash dividends ($.40 per share)..                 -                -           (8,969)               -         -

Foreign currency
  translation adjustment.........                 -                -                -             (353)               -

Transactions in treasury shares..                 -                -                -                -           (5,246)
                                           --------         --------         --------         --------         --------

Balance at December 31, 1991.....             2,266           21,095          175,421            3,070           (5,574)

Net income.......................                 -                -           60,348                -                -

Share transactions under
  stock option plans.............                82           10,282                -                -                -

Cash dividends ($.47 per share)..                 -                -          (10,504)               -         -

Foreign currency
  translation adjustment.........                 -                -                -           (5,158)               -

Transactions in treasury shares..                 -                -                -                -          (10,069)
                                           --------         --------         --------         --------         --------
Balance at December 31, 1992.....             2,348           31,377          225,265           (2,088)         (15,643)

Net income.......................                 -                -           13,182                -                -

Share transactions under
  stock option plans.............                40            5,463                -                -                -

Cash dividends ($.60 per share)..                 -                -          (12,797)               -         -

Foreign currency
  translation adjustment.........                 -                -                -             (899)               -

Transactions in treasury shares..                 -                -                -                -          (22,214)
                                           --------         --------         --------         --------         --------

Balance at December 31, 1993.....          $  2,388         $ 36,840         $225,650         $ (2,987)        $(37,857)
                                           ========         ========         ========         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                            (21)

                           CONSOLIDATED BALANCE SHEET
                                 AT DECEMBER 31
                             (Dollars in Thousands)


                                                     1993       1992
                                                    ------     ------
ASSETS
- ------
Current assets
  Cash and cash equivalents....................   $ 51,478   $ 62,285
  Short-term investments.......................     31,421     30,442
  Accounts receivable, trade, less allowance
    for doubtful accounts: 1993, $3,830;
    1992, $5,229...............................     46,899     77,692
  Inventories..................................     66,110     80,338
  Prepaid expenses and other current assets....      5,005      2,745
  Deferred income taxes........................     12,169     10,596
                                                   -------    -------
          TOTAL CURRENT ASSETS.................    213,082    264,098

Property, plant and equipment - net............     28,133     29,577
Goodwill and other intangible assets - net.....     16,420      3,801
Other assets...................................      1,480      1,371
                                                   -------    -------
          TOTAL ASSETS.........................   $259,115   $298,847
                                                   =======    =======


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities
  Current portion of long-term debt............   $    -     $  3,000
  Accounts payable.............................      5,235      6,872
  Accrued expenses.............................     23,171     32,977
  Accrued restructuring costs..................      6,283      3,460
  Accrued income taxes.........................        392     11,279
                                                   -------     ------
          TOTAL CURRENT LIABILITIES............     35,081     57,588
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1993, 23,876,274
    shares; 1992, 23,481,312 shares............      2,388      2,348
  Additional paid in capital...................     36,840     31,377
  Retained earnings............................    225,650    225,265
  Foreign currency translation adjustments.....     (2,987)    (2,088)
  Treasury stock, at cost
    (1993, 2,454,813 shares;
    1992, 1,183,200 shares)....................    (37,857)   (15,643)
                                                   -------    -------
          TOTAL SHAREHOLDERS' EQUITY...........    224,034    241,259
                                                   -------    -------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY.................   $259,115   $298,847
                                                   =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

                                                                            (22)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (Dollars in Thousands)

                                                     1993        1992         1991
                                                    ------      ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $13,182     $60,348      $22,042
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation................................     5,172       5,525        5,943
    Amortization of intangible assets...........     1,193       1,067          587
    Provision for bad debts.....................     2,198       4,973        3,413
    Gains or losses from sale or disposal
      of fixed assets...........................      (203)        570       (1,085)
    Changes in assets and liabilities
      Accounts receivable.......................    34,509     (17,598)      (7,603)
      Inventories...............................    17,207     (19,377)       3,676
      Deferred income taxes.....................    (1,573)     (2,597)      (1,048)
      Prepaid expenses and other current assets.      (912)        842          151
      Goodwill and other intangible assets......      (205)       (418)      (2,675)
      Other assets..............................        87        (165)         513
      Accounts payable..........................    (1,620)      2,013       (1,516)
      Accrued expenses..........................   (10,495)     19,023        3,134
      Accrued restructuring costs...............     2,823       1,924         (844)
      Accrued income taxes......................   (10,886)      7,325        2,784
                                                    ------      ------       -------
        Total adjustments.......................    37,295       3,107        5,430
                                                    ------      ------       -------
        Net cash provided by
          operating activities..................    50,477      63,455       27,472

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments...........      (979)    (30,442)           -
  Proceeds from sale of fixed assets............     1,928         314        5,771
  Capital expenditures..........................    (5,190)    (10,130)      (3,526)
  Acquisition...................................   (24,175)          -            -
                                                    ------      ------       -------
        Net cash provided by (used in)
          investing activities..................   (28,416)    (40,258)       2,245

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt....................    (3,000)     (1,000)      (1,939)
  Issuance of common stock......................     5,503      10,364          424
  Dividends.....................................   (12,797)    (10,504)      (8,969)
  Transactions in treasury shares...............   (22,214)    (10,069)      (5,246)
                                                    ------      ------       ------
        Net cash (used in) financing
          activities............................   (32,508)    (11,209)     (15,730)
  Effect of exchange rate.......................      (360)     (1,090)      (1,105)
                                                    ------      ------       ------
Net increase (decrease) in cash and
  cash equivalents..............................   (10,807)     10,898       12,882
Cash and cash equivalents at beginning of year..    62,285      51,387       38,505
                                                    ------      ------       ------
Cash and cash equivalents at end of year........   $51,478     $62,285      $51,387
                                                    ======      ======       ======
CASH PAID DURING THE YEAR FOR:
    Interest....................................   $   531     $   392      $   781
    Income taxes................................   $16,851     $28,674      $ 7,789


The accompanying notes are an integral part of the consolidated financial statements.

                                                                            (23)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES:


PRINCIPALS OF CONSOLIDATION


     The consolidated financial statements include the accounts of Russ Berrie and Company, Inc. and its wholly-owned subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions.


ADVERTISING COSTS


     Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to results of operations during the year in which they are incurred.


CASH EQUIVALENTS


     Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less.


SHORT-TERM INVESTMENTS


     Short-term investments consist of highly liquid obligations with a maturity of more than three months when purchased. The Company uses these short-term investments as part of its cash management program. Short-term investments are stated at cost plus accrued interest, which approximates market.


INVENTORIES


     Inventories, which mainly consist of finished goods, are stated at the lower of cost (first-in, first-out) or market value.


PROPERTY

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives which range from three to eighteen years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Expenditures for maintenance and repairs are charged to operations as incurred. Gain or loss on retirement or disposal of individual assets is recorded as income or expense.

                                                                            (24)

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill, which represents the excess of purchase price of acquired assets over the fair market value of net assets acquired, is being amortized using the straight-line method, over fifteen years or less. Other intangible assets acquired are being amortized over the period for which benefit is derived which ranges from two to six years. Accumulated amortization was $3,876,000 and $2,683,000 at December 31, 1993 and 1992, respectively.


FOREIGN CURRENCY TRANSLATION


     Aggregate foreign exchange gains or losses resulting from the translation of those foreign currency financial statements which are denominated in the local currency of each foreign subsidiary are recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in investment and other income-net.


ACCOUNTING FOR INCOME TAXES


     For the year ended December 31, 1992 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


NET INCOME PER SHARE


     Net income per share is based on the weighted average number of shares outstanding during the year. The number of shares used in the computation at December 31, 1993, 1992 and 1991 were 21,470,672, 22,391,739 and 22,452,033, respectively.


LEASES


     Capital leases are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Such assets are being amortized on the straight-line basis over the related lease terms or life of asset, whichever is shorter. Interest expense relating to the lease liabilities is recorded to reflect constant rates of interest over the terms of the leases. Operating lease rentals are charged to operating expense as incurred.

POST-EMPLOYMENT BENEFITS

     In November 1992, Statement of Financial Accounting Standards No. 112 was issued which establishes the method of accounting for post-employment benefits which must be implemented by the year ended December 31, 1994. The impact of such adoption on the consolidated financial statements is not expected to be material.

                                                                            (25)

FOREIGN CURRENCY CONTRACTS

     The Company enters into forward exchange contracts and currency options, principally to hedge the purchase of inventory by its foreign subsidiaries. Gains and losses are reported as a component of the related transactions. The Company does not speculate in foreign currencies. At December 31, 1993 the aggregate amount of foreign exchange contracts was $1,000,000.


ACQUISITION


     In October 1993, the Company completed the acquisition of substantially all of the assets, including inventory and accounts receivable of Cap Toys, Inc., a toy company based in Cleveland, Ohio. The acquisition, accounted for as a purchase, was funded entirely by the Company's cash and $13,606,000 of goodwill was recorded. Additional payments may be required based upon the attainment of certain future operating profit levels of Cap Toys, Inc. Amounts related to additional payments will be accrued and charged to goodwill when they become earned.


RECLASSIFICATION

     Certain 1992 and 1991 amounts have been reclassified to conform with the 1993 presentation.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                       DECEMBER 31,
                                                           -------------------------------------
                                                             1993                        1992
                                                           ---------                  ----------
Land............................                           $ 6,068,000                $ 6,400,000
Buildings.......................                            11,033,000                 11,640,000
Machinery and equipment.........                            22,152,000                 23,820,000
Furniture and fixtures..........                             6,022,000                  5,773,000
Leasehold improvements..........                             8,413,000                  8,783,000
                                                            ----------                 ----------
                                                           $53,688,000                $56,416,000

Less, Accumulated depreciation
 and amortization...............                            25,555,000                 26,839,000
                                                            ----------                 ----------
                                                           $28,133,000                $29,577,000
                                                            ==========                 ==========

NOTE 3 - LINES OF CREDIT


     Under its existing domestic bank lines of credit, the Company has available $75,000,000 of direct borrowings and letters of credit at any one time.


     The maximum amount available to the Company's foreign operations at December 31, 1993 under local lines of credit is $12,811,000. These lines, which are guaranteed by the Company, provide for direct borrowings, letters of credit, and overdraft facilities.

                                                                            (26)

     In connection with the purchase of imported merchandise, the Company, at December 31, 1993, had letters of credit outstanding of $17,511,000.


NOTE 4 - ACCRUED EXPENSES


     Accrued expenses at December 31, 1993 and 1992 include accrued sales commissions of $2,110,000 and $9,243,000, respectively. Accrued expenses at December 31, 1993 and 1992 also include accrued litigation of $6,300,000 (see
Note 13).


NOTE 5 - RESTRUCTURING COSTS


     A restructuring charge of $5,000,000 was recorded in the year ended December 31, 1993. This charge includes the write-down of certain assets, employee severance costs and other incremental costs related to the closing, moving and consolidating of distribution and administrative functions. Also, additional provisions for future lease obligations related to a previously closed facility leased from a partnership in which a director of the Company is a general partner (see Note 8), are included in such restructuring charge.


NOTE 6 - INVESTMENT AND OTHER INCOME - NET


     The significant components of investment and other income - net for the years ended December 31, 1993, 1992, and 1991 are shown as follows:


                                             1993             1992             1991
                                          ----------       ----------       -----------
Investment income                          $3,033,000       $2,647,000       $2,368,000
Interest expense                             (617,000)        (470,000)        (756,000)
Gain on sale of office
 facility in Hong Kong                              -                -        2,000,000

Foreign currency transactions                (583,000)        (582,000)          56,000
Other                                         740,000          535,000          292,000
                                           ----------       ----------       ----------
                                           $2,573,000       $2,130,000       $3,960,000
                                           ==========       ==========       ==========

                                                                            (27)

NOTE 7 - INCOME TAXES

       The Company and its domestic subsidiaries file a consolidated Federal income tax return.

Income before income taxes was:

                                                  YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------

                                           1993             1992            1991
                                           ----             ----            ----
United States                         $   7,140,000   $  60,039,000    $   17,768,000

Foreign                                  10,433,000      32,960,000        13,978,000
                                       ------------    ------------     -------------
                                      $  17,573,000   $  92,999,000    $   31,746,000
                                       ============    ============     =============

The provision for income taxes consists of the following:

                                                  YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------

CURRENTLY PAYABLE:                         1993             1992            1991
                                           ----             ----            ----
Federal.................              $   2,785,000   $  22,614,000    $    6,459,000
Foreign.................                  2,653,000       9,318,000         3,273,000
State...................                    526,000       3,316,000         1,020,000
                                       ------------    ------------     -------------
                                          5,964,000      35,248,000        10,752,000
                                       ------------    ------------     -------------
DEFERRED:
Federal.................                 (1,572,000)     (2,313,000)       (1,303,000)
Foreign.................                    (30,000)         92,000           386,000
State...................                     29,000        (376,000)         (131,000)
                                       ------------    ------------     -------------
                                         (1,573,000)     (2,597,000)       (1,048,000)

                                       ------------    ------------     -------------
                                      $   4,391,000   $  32,651,000    $    9,704,000
                                       ============    ============     =============

A reconciliation between the U.S. statutory rate and the effective rate is shown below:

                                           1993             1992            1991
                                           ----             ----            ----
U.S. Federal statutory rate.......          35.0%           34.0%            34.0%
State income tax net of Federal
  tax benefit.....................           1.9%            2.2%             2.1%
Foreign rate differences..........          (5.9%)          (1.8%)           (3.4%)
Charitable contributions..........          (5.1%)          (1.3%)           (1.4%)
Tax advantaged investment income..          (3.2%)          (0.5%)           (1.8%)
Provision for foreign dividends...           6.8%            1.8%                -
Change in enacted rates...........          (2.4%)              -                -
Other, net........................          (2.1%)           0.7%             1.1%
                                           ------          ------           ------
Effective income tax rate.........          25.0%           35.1%            30.6%
                                           ======          ======           ======

                                                                            (28)

       The components of the net deferred tax asset, net of a valuation allowance of $750,000, resulting from differences between accounting for financial reporting purposes and accounting for tax purposes were as follows:


ASSETS:
                                                1993            1992
                                              --------       --------
Inventory capitalization................  $   2,940,000  $  3,309,000
Reserves not deducted for tax purposes..      5,440,000     4,195,000
Accrued restructuring costs.............      2,345,000     1,293,000
Litigation..............................      2,856,000     2,632,000
Charitable contribution carryforward....      1,624,000       569,000
Other...................................        432,000     1,085,000
                                           ------------   -----------
                                             15,637,000    13,083,000


LIABILITIES:

Depreciation............................        468,000       687,000
Unremitted earnings of foreign
 subsidiaries...........................      3,000,000     1,800,000
                                           ------------   -----------
                                              3,468,000     2,487,000
                                           ------------   -----------
Net deferred tax asset..................  $  12,169,000  $ 10,596,000
                                           ============   ===========

       Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries' undistributed earnings less those earnings deemed to be permanently reinvested.


NOTE 8 - RELATED PARTY TRANSACTIONS

       Certain buildings, referred to in Note 9, are leased from Russell Berrie, the Company's majority shareholder, or entities owned or controlled by him. Rentals under these leases for the years ended December 31, 1993, 1992 and 1991 were $4,406,000, $4,133,000 and $4,065,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $8,455,000 as of December 31, 1993, $2,000,000 of which is collateralized by assets of the Company.

       The Company also leases a facility from a partnership in which a director of the Company is a general partner. Annual rentals under this lease agreement for the years ended December 31, 1993, 1992, and 1991 were $996,000, $831,000 and $797,000, respectively. This facility is included in the estimate for future lease obligations with respect to the accrued restructuring costs (see Note 5).

                                                                            (29)

NOTE 9 - LEASES

       At December 31, 1993, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to twenty-one years.

       Rent expense for the years ended December 31, 1993, 1992 and 1991, amounted to $8,456,000, $8,167,000 and $8,318,000, respectively.

       The approximate aggregate future rental payments as of December 31, 1993 under operating leases are as follows:

               1994............................   $9,208,000
               1995............................    8,347,000
               1996............................    7,875,000
               1997............................    6,757,000
               1998............................    4,754,000
               Later years.....................   10,476,000


NOTE 10 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

       The Company has three stock option plans and an employee stock purchase plan. At December 31, 1993, the existing plans terminated and, on January 1, 1994, the 1994 Stock Option Plans and the 1994 Employee Stock Purchase Plan become effective. As of December 31, 1992, there were 2,126,276 shares of common stock reserved for issuance of options under all plans. There are 3,800,000 shares of common stock reserved for issuance of options under all the 1994 stock plans. There are outstanding options under prior plans; however, these plans have been terminated and no additional options can be granted. The option price for all stock option plans is equal to the closing price of the stock as of the date the option is granted and no options may be exercised within one year from the date of grant.

                                                                            (30)

         Options are exercisable at prices ranging from $9.34 to $21.17 per share under the various plans. The exercise price of options exercised during 1993 ranged from $11.09 to $16.17. Summarized stock option data follows:

                                           Stock        Stock
                                           Option       Option
                                           And          Plans For
                                 Stock     Restricted   Outside
                             Option Plans  Stock Plans* Directors*
                             ------------  ------------ ----------
Outstanding as of
       December 31, 1990...     967,689      109,381      45,000
Granted during the year....     426,404       50,273      15,000
Exercised during the year..      (8,796)         -           -
Cancelled during the year..    (105,023)         -           -
                                -------      -------      ------
Outstanding as of
       December 31, 1991...   1,280,274      159,654      60,000
Granted during the year....     318,338       43,229      15,000
Exercised during the year..    (693,162)     (63,909)    (15,000)
Cancelled during the year..     (41,573)         -           -
Surrendered upon exercise
       of SARs.............         -        (31,871)     (3,000)
                              ---------      -------     -------
Outstanding as of
       December 31, 1992        863,877      107,103      57,000
Granted during the year ...     455,453       30,391      15,000
Exercised during the year..    (285,729)     (51,592)        -
Cancelled during the year..    (101,481)         -           -
                              ---------      -------     -------
Outstanding as of
       December 31, 1993        932,120       85,902      72,000
                              =========      =======     =======

*      These plans allowed for the granting of Stock Appreciation Rights
(SARs). The SARs, which relate to specific options under the plans, permit the participant to exercise the SAR and be entitled to an amount equal to the excess of the closing market price of Russ Berrie and Company, Inc. Common Stock on the date of exercise over the exercise price of the related option.

       Under the Employee Stock Purchase Plan, the option price is 90% of the closing market price of the stock on the first business day of the plan year. During 1993, 1,292 shares were acquired under this plan. The 1994 Employee Stock Purchase Plan has 150,000 shares reserved for future issuance.

NOTE 11 - RETIREMENT PLAN

       The Company has a non-contributory retirement plan for substantially all employees which provides for contributions by the Company, on a calendar year basis, in such amounts (subject to certain maximum limitations) as the Board of Directors may determine.

                                                                            (31)

       The provisions for contributions charged to operations for the years ended December 31, 1993, 1992 and 1991 were $1,991,000, $2,384,000 and
$1,868,000, respectively.

NOTE 12 - GEOGRAPHIC AREAS

       The Company is in one line of business and generates revenue from operating entities worldwide. Financial data by geographic area are presented below:

REVENUES:                     1993            1992           1991
                           -----------     -----------    -----------
United States...........  $213,101,000    $344,952,000   $212,140,000
Europe..................    33,230,000      52,831,000     27,988,000
Other Foreign...........    32,780,000      46,599,000     27,731,000
                           -----------     -----------    -----------
Consolidated............  $279,111,000    $444,382,000   $267,859,000
                           -----------     -----------    -----------

NET INCOME:

United States...........   $ 5,372,000     $36,798,000    $11,723,000
Europe..................     2,434,000       9,696,000      3,189,000
Other Foreign...........     5,376,000      13,854,000      7,130,000
                            ----------      ----------     ----------
Consolidated............   $13,182,000     $60,348,000    $22,042,000
                            ----------      ----------     ----------


IDENTIFIABLE ASSETS:

United States...........  $189,385,000    $218,571,000   $176,958,000
Europe..................    30,877,000      38,507,000     23,272,000
Other Foreign...........    38,853,000      41,769,000     26,089,000
                           -----------     -----------    -----------
Consolidated............  $259,115,000    $298,847,000   $226,319,000
                           -----------     -----------    -----------

NOTE 13 - LITIGATION

       The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations or the financial position of the Company.

       For the year ended December 31, 1992, the Company reserved $6,300,000 relating to an award by a jury in February 1993 for slander and other pending claims made by the plaintiff. It is the opinion of the Company that the verdict is not supported by the evidence and the claims are without merit. The Company will vigorously defend its position before the trial court and, if necessary, on appeal.

                                                                            (32)

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following selected financial data for the eight quarters ended December 31, 1993 are derived from unaudited financial statements and include, in the opinion of management, all adjustments necessary for fair presentation of the results for the interim periods presented and are of a normal recurring nature. However, the quarter ended December 31, 1993 includes a restructuring charge of $5,000,000 ($3,150,000 or $.15 per share after taxes) and a provision for slow moving inventory of $4,380,000 ($2,760,000 or $.13 per share after taxes):

                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   FOR QUARTERS ENDED
                      ---------------------------------------------
                      MARCH 31,    JUNE 30,   SEPT. 30,    DEC. 31,
                      ---------    --------   ---------    --------
1993
- ----
Net sales............  $ 96,310    $ 49,887   $ 70,738     $ 62,176
 Gross profit........    58,575      27,099     40,459       27,055
Net income (loss)....    13,634      (3,001)     6,322       (3,773)
Net income (loss)
 per share...........  $   0.62    $  (0.14)  $   0.30     $  (0.18)

1992
- ----
Net sales............  $ 96,408    $ 86,341   $152,089     $109,544
Gross profit.........    58,228      51,601     96,106       62,182
Net income...........    12,823       9,227     28,895        9,403
Net income per share.  $   0.57    $   0.41   $   1.29     $   0.43

NOTE 15 - STOCK SPLIT:

       On February 11, 1993 the Company's Board of Directors approved a three-for-two common stock split effective April 1, 1993 for shareholders of record as of March 15, 1993. All numbers of common shares and per share data, except shares authorized, throughout the consolidated financial statements, have been restated to reflect the stock split.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                                                            (33)

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information relating to this item appears under the caption "ELECTION OF DIRECTORS" on pages 1 and 2 of the 1994 Proxy Statement, which is incorporated herein by reference and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" on pages 11 and 12 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

       Information relating to this item appears under the caption "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD" on pages 3 through 5, "EXECUTIVE COMPENSATION" on pages 9 through 11 and "COMPENSATION COMMITTEE REPORT" on pages 5 and 6 in the 1994 Proxy Statement, which are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

       Information relating to this item appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" on page 8 and 9 of the 1994 Proxy Statement, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information relating to this item appears under the captions "EXECUTIVE COMPENSATION" on pages 9 through 11, "CERTAIN TRANSACTIONS" on pages 11 through 13 and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" on page 6 of the 1994 Proxy Statement, which are incorporated herein by reference.

                                                                            (34)

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT.

1. FINANCIAL STATEMENTS:

                                                 Page Number
                                                   in this
                                                   Report
                                                   ------
Report of Independent Accountants.............       18

Consolidated Statement of Income for the
years ended December 31, 1993, 1992 and 1991..       19

Consolidated Statement of Changes in
Shareholders' Equity for the years ended
1993, 1992 and 1991...........................       20

Consolidated Balance Sheet at December 31,
1993 and 1992.................................       21

Consolidated Statement of Cash Flows for the
years ended December 31, 1993, 1992 and 1991..       22


Notes to Consolidated Financial Statements....       23-32
- --------------------

2.  FINANCIAL STATEMENT SCHEDULES:



Schedule I     - Marketable securities -
                 other investments.........          S-1
Schedule VIII  - Valuation and qualifying
                 accounts..................          S-2

- --------------------

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

                                                                            (35)

3.  EXHIBITS:

Exhibit No.
- -----------
    3.1(a)             Restated Certificate of Incorporation of the Registrant
                              and amendment thereto.  (9)
       (b)             Certificate of Amendment to Restated Certificate of
                              Incorporation of the Company filed April 30, 1987.
                              (23)
    3.2(a)             By-Laws of the Registrant.  (9)
       (b)             Amendment to Revised By-Laws of the Company adopted
                              April 30, 1987. (23)
       (c)             Amendment to Revised By-Laws of the Company adopted
                              February 18, 1988.  (23)
    4.1                Form of Common Stock Certificate.  (1)
  10.1(a)              Russ Berrie and Company, Inc. Stock Option and Restricted
                              Stock Plan.  (2)
      (b)              Amendment to the Russ Berrie and Company, Inc. Stock
                              Option and Restricted Stock Plan.  (11)
  10.2(a)              Russ Berrie and Company, Inc. Stock Option Plan for
                              Outside Directors.  (3)
      (b)              Amendment to the Russ Berrie and Company, Inc. Stock
                              Option Plan for Outside Directors.  (11)
  10.3                 Russ Berrie and Company, Inc. Profit Sharing Plan.  (3)
  10.4                 Agreement dated January 26, 1982 between the Registrant
                              and A. Curts Cooke and amendment thereto dated March 10, 1984. (3)
- -------------------

 (1) Incorporated by reference to Amendment No. 2 to Registration Statement
     No. 2-88797 on Form S-1, as filed on March 29, 1984.
 (2) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1984.
 (3) Incorporated by reference to Amendment No. 1 to Registration Statement No. 2-88797 on Form S-1, as filed on March 13, 1984.
 (9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 on Form S-1, as filed on December 16, 1986.
(11) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

(23) Incorporated by reference to Registration No. 33-51823 on Form S-8, as filed on January 6, 1994.

                                                                            (36)


Exhibit No.
- -----------
     10.26             Lease Agreement, dated April 1, 1981, between Tri-State
                              Realty and Investment Company and Russ Berrie and Company, Inc. (4)
     10.27             Guaranty, dated March 20, 1981, from Russ Berrie and
                              Company, Inc. and Russell Berrie to the New
                              Jersey Economic Development Authority and
                              Midlantic National Bank as Trustee.  (4)
     10.28             Mortgage, dated April 6, 1981, between Tri-State Realty
                              and Investment Company and the New Jersey Economic Development Authority. (4)
     10.29             Credit and Security Agreement, dated as of March 1, 1981,
                              between the New Jersey Economic Development
                              Authority and Tri-State Realty and Investment Company. (4)
     10.30             Assignment of Leases, Rents & Profits, dated April 6,
                              1981, by Tri-State Realty and Investment Company to the New Jersey Economic Development Authority.
                              (4)
     10.31             Note, dated April 6, 1981, made by Tri-State Realty and
                              Investment Company to the order of the New Jersey Economic Development Authority in the principal amount of $2,000,000. (4)
     10.32             Specimen of State of New Jersey Economic Development
                              Authority $2,000,000 Economic Development Bond (Tri-State Realty and Investment Company -- 1980 Project), dated April 6, 1981. (4)
     10.33             Lease, dated December 28, 1983, between Russell
                              Berrie and Russ Berrie and Company, Inc.  (4)
- -----------------

   (4) Incorporated by reference to Registration Statement No. 2-88797 on Form S-1 as filed on February 2, 1984.

                                                                            (37)


Exhibit No.
- -----------
     10.35             Guarantee dated as of December 1, 1983, from Russ Berrie
                              and Company, Inc. to the New Jersey Economic
                              Development Authority, Bankers Trust Company as Trustee and each Holder of a Bond. (4)
     10.36             Letter of Credit and Reimbursement Agreement, dated as of
                              December 1, 1983, between Russ Berrie and Company, Inc. and Citibank, N.A. (4)
     10.37             Loan Agreement, dated as of December 1, 1983, between
                              the New Jersey Economic Development Authority and Russell Berrie. (4)
     10.38             Mortgage, dated December 28, 1983, between Russell Berrie
                              and Citibank, N.A.  (4)
     10.39             Form of New Jersey Economic Development Authority
                              Variable/Fixed Rate Economic Development Bond (Russell Berrie -- 1983 Project). (4)
     10.51             Grant Deed, dated June 28, 1982, from Russ Berrie and
                              Company, Inc. to Russell Berrie.  (1)
     10.52             Russ Berrie and Company, Inc. 1989 Employee Stock
                              Purchase Plan.  (13)


- ----------------

 (1) Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1, as filed on March 29, 1984.
 (4) Incorporated by reference to Registration Statement No. 2-88797 on Form S-1, as filed on February 2, 1984.
(13) Incorporated by reference to Form S-8 Registration Statement No. 33-26161, as filed on December 16, 1988.

                                                                            (38)


Exhibit No.
- -----------
   10.53(a)            Russ Berrie and Company, Inc. Stock Option Plan.  (6)
        (b)            Amendments to the Russ Berrie and Company, Inc. Stock
                              Option Plan.  (11)
   10.55               Executive Employment Agreement, dated May 21, 1982,
                              between Russ Berrie and Company, Inc. and
                              James Madonna and Amendment thereto, dated
                              September 23, 1986.  (9)
   10.68(a)            Lease Agreement, dated as of May 1, 1977, between Fred T.
                              Reisman and Associates Limited, Amram's
                              Distributing, LTD, and Alfa Romeo (Canada)
                              Limited  (8)
        (b)            Lease Agreement, dated April 8, 1986, between Pensionfund
                              Realty Limited and Amram's Distributing LTD.  (9)
   10.70               Amendment, dated October 29, 1985 to the restated Russ
                              Berrie and Company, Inc. Profit Sharing Plan.  (8)

- ----------------

 (6) Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement No. 2-96238 on Form S-8, as filed on November 6, 1985.
 (8) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1985.
 (9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.
(11) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

                                                                            (39)

Exhibit No.
- -----------
     10.73             Russ Berrie and Company, Inc. Deferred Compensation
                              Plan. (9)
     10.74             License Agreement, dated April 23, 1986, between Lever
                              Brothers Company and Russ Berrie and Company, Inc.
                              (9)
     10.76(a)          Lease agreement, dated September 17, 1987, between
                              Forsgate Industrial Complex and Russ Berrie and Company, Inc. (11)
          (b)          Amendment, dated March 18, 1988, between Forsgate
                              Industrial Complex and Russ Berrie and Company, Inc. (11)
     10.77             Lease agreement, dated July 1, 1987, between Hunter
                              Street, Inc. and Russ Berrie and Co. (West), Inc.
                              (11)
     10.78             Lease agreement, dated October 1, 1987, between David
                              Benjamin and Nicole Berrie Lakeland Trust and Russ Berrie and Company, Inc. (11)

- ---------

 (9) Incorporated by reference to Amendment No. 1 to Registration
     Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.
(11) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

                                                                            (40)

     10.80             Russ Berrie and Company, Inc. 1989 Stock Option Plan.
                              (14)
     10.81             Russ Berrie and Company, Inc. 1989 Stock Option Plan for
                              Outside Directors.  (15)
     10.82             Russ Berrie and Company, Inc. 1989 Stock Option and
                              Restricted Stock Plan.  (16)
     10.83             Lease Agreement dated November 7, 1988 between A.
                              Mantella & Sons Limited and Amram's Distributing, Ltd. (17)
     10.84             Lease Agreement dated November 7, 1988 between Russell
                              Berrie and Russ Berrie and Company, Inc. (17)
     10.86             Lease Agreement dated June 8, 1989 between Americana
                              Development, Inc. and Russ Berrie and Company, Inc. (18)
     10.87             Lease dated December 25, 1989 between Kestrel Properties,
                              Ltd. and Russ Berrie (U.K.) Ltd.  (18)
     10.89             Amendment dated January 9, 1989 to Letter of Credit and
                              Reimbursement Agreement dated as of December 1, 1983 between Russ Berrie and Company, Inc. and Citibank, N.A. (18)
     10.91(a)          Assignment of Underlease of Unit 10 Nursling Industrial
                              Estate, Marks and Spencer plc to Russ Berrie
                              (U.K.) Limited.  (19)
          (b)          Underlease of Unit 10 Nursling Estate County of Hants.
                              (19)
     10.92             Agreement for sale and purchase of parts or shares of Sea
                              View Estate between Sino Rank Company Limited and Tri Russ International (Hong Kong) Limited dated March 10, 1990. (19)
  --------

  (14) Incorporated by reference to Form S-8 Registration Statement No. 33-27406, as filed on March 16, 1989.

  (15) Incorporated by reference to Form S-8 Registration Statement No. 33-27897, as filed on April 5, 1989.

  (16) Incorporated by reference to Form S-8 Registration Statement No. 33-27898, as filed on April 5, 1989.

  (17) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.

  (18) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.

  (19) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

                                                                            (41)


     10.95(a)          Asset Purchase Agreement dated September 18, 1990 by and
                              among Bright, Inc., Bright of America, Inc.,
                              Bright Crest, LTD. and William T. Bright.  (19)
          (b)          Non-Compete Agreement dated September 18, 1990 by and
                              between William T. Bright and Bright, Inc.  (19)
          (c)          Deed of Trust dated September 18, 1990 by and among
                              Bright, Inc. F.T. Graff Jr. and Louis S.
                              Southworth, III Trustees, and Bright of America, Inc. (19)
          (d)          Guaranty Agreement dated September 18, 1990 executed by
                              Russ Berrie and Company, Inc. delivered to
                              Bright of America, Inc. and Bright Crest, LTD.
                              (19)
          (e)          Guaranty Agreement dated September 18, 1990 executed by
                              Russ Berrie and Company, Inc. delivered to William
                              T. Bright.  (19)
    10.97              Russ Berrie and Company, Inc. Retirement Plan Amended
                              and Restated Effective January 1, 1989.  (19)

 ----------

   (19) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

                                                                            (42)


   10.100              Letter dated February 4, 1991 to call Development
                              Authority of Cobb County Industrial Development Revenue Bond (Russ Berrie and Company, Inc. Project), Series 1980, dated August 8, 1980. (20)
   10.101(a)           Sale and Purchase Agreement dated October 16, 1991 by and
                              among Weaver Corp. and Papel/Freelance, Inc.  (20)
         (b)           Non-competition Agreement made October 16, 1991 by and
                              among Weaver Corp., an Indiana corporation,
                              Steven Weaver and Papel/Freelance, Inc. a
                              Pennsylvania corporation.  (20)
   10.102              Transfer of Freehold land between British
                              Telecommunications plc and BT Property Limited
                              and Russ Berrie (UK) Ltd.  (21)
   10.103              Executive Employment Agreement dated December, 1992
                              between Russ Berrie and Company, Inc. and Bernard Tenenbaum. (21)
   10.104              Russ Berrie and Company, Inc. 1994 Stock Option Plan.
                              (21)
   10.105              Russ Berrie and Company, Inc. 1994 Stock Option Plan
                              for Outside Directors.  (21)
   10.106              Russ Berrie and Company, Inc. 1994 Stock Option and
                              Restricted Stock Plan.  (21)
   10.107              Russ Berrie and Company, Inc. 1994 Employee Stock
                              Purchase Plan.  (21)
   10.108              Asset Purchase Agreement dated October 1, 1993 by and
                              between RBTACQ, Inc. and Cap Toys, Inc.  (22)
   21.1                List of Subsidiaries
   23.1                Report of Independent Accountants
   23.2                Consent of Independent Accountants
- ---------------------
  (20) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991.
  (21) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.
  (22) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(B) REPORTS ON FORM 8-K
     No reports on From 8-K were filed by the Company during the quarter ended December 31, 1993.

                                                                            (43)


Undertaking

       In order to comply with amendments to the rules governing the use of Form S-8 under the Securities Act of 1933, as amended, as set forth in Securities Act Release No. 33-6867, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Forms S-8 (File Nos. 2-96238, 2-96239, 2-96240, 33-10779, 33-26161, 33-27406, 33-27897 and 33-27898):

       Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                                                            (44)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Russ Berrie and Company, Inc.
                                               (Registrant)

                                   By     s/Paul Cargotch
                                      -------------------------------
                                      Paul Cargotch
                                      Vice President - Finance and
                                      Chief Financial Officer

March 23, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures                                   Date
            ----------                                   ----

       s/Russell Berrie                              March 28, 1994
- --------------------------------------------
Russell Berrie, Chairman of the Board,
Chief Executive Officer, and Director
(Principal Executive Officer)

       s/A. Curts Cooke                              March 23, 1994
- --------------------------------------------
A. Curts Cooke, President, Chief
Operating Officer and Director
(Principal Operating Officer)

       s/Paul Cargotch                               March 23, 1994
- --------------------------------------------
Paul Cargotch, Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                            (45)


   s/Raphael Benaroya                                   March 24, 1994
- ------------------------------------------
Raphael Benaroya, Director

   s/Arthur D. Charpentier                              March 24, 1994
- ------------------------------------------
Arthur D. Charpentier, Director

   s/Jimmy Hsu                                          March 23, 1994
- -------------------------------------------
Jimmy Hsu, Director

   s/Charles Klatskin                                   March 24, 1994
- ------------------------------------------
Charles Klatskin, Director

                                                        March   , 1994
- ------------------------------------------
Joseph Kling, Director

   s/Sidney Slauson                                     March 26, 1994
- ------------------------------------------
Sidney Slauson, Director

   s/Bernard Tenenbaum                                  March 23, 1994
- ------------------------------------------
Bernard Tenenbaum, Director

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                               DECEMBER 31, 1993


          COL. A                     COL. B             COL. C          COL. D            COL. E
          ------                     ------             ------          ------            ------

                                                                                        AMOUNT AT
                                                                                        WHICH EACH
                                                                                        PORTFOLIO
                                                                                        OF EQUITY
                                                                                         SECURITY
                                                                                       ISSUES & EACH
                                NUMBER OF SHARES                     MARKET VALUE     OTHER SECURITY
         NAME OF                    OR UNITS                        OF EACH ISSUE      ISSUE CARRIED
      ISSUE & TITLE             PRINCIPAL AMOUNT       COST OF        AT BALANCE          IN THE
      OF EACH ISSUE             OF BONDS & NOTES      EACH ISSUE      SHEET DATE      BALANCE SHEET
      -------------             ----------------      ----------      ----------      -------------
United States Treasury
  & its agencies' obligations     7,000,000         $7,043,135     $7,138,710         $7,138,710
Angelina & Neches Riv Auth
Solid Waste Disp Rev Temple
  East PJ                           900,000            900,000        900,715            900,715
NYS G.O. Bans Ser N TECP          1,000,000          1,000,000      1,003,082          1,003,082
NYS G.O. Bans Ser N TECP          1,000,000          1,000,000      1,004,122          1,004,122
Societe Generale NY YCD           1,000,000            998,523      1,020,656          1,020,656
Texas Municipal Pwr BMS           1,000,000          1,000,000      1,000,000          1,000,000
Harris Co TX Health Fac
  Dev Corp Ser 92A St Luke
  Episcopal Hosp                  1,000,000          1,000,000      1,001,067          1,001,067
North Texas Higher ED Auth
  Inc Student Loan VRDN-Weekly    1,000,000          1,000,000      1,002,008          1,002,008
Wake Co N.C. PCR Fltr
  Carolina Power & Light            700,000            700,000        701,385            701,385
State of Wisconsin G.O.           1,000,000          1,012,610      1,020,833          1,020,833
State of Conn G.O.                1,000,000          1,018,560      1,015,783          1,015,783
GMAC 1992 D Grantor TR              213,019            212,870        216,102            216,102
Contra Costa Wtr Rev, CA            500,000            519,940        520,255            520,255
GMAC 1992 F Grantor TR              276,285            275,854        277,916            277,916
FORD Credit 1993 A
  Grantor Trust CTF                 674,750            674,429        681,131            681,131
Volvo Auto Rec Grantor Trust        602,155            601,873        606,290            606,290
NY Local Govt Corp NY               500,000            498,800        510,330            510,330
Hamilton Township, NJ               500,000            522,955        529,023            529,023
Maryland Dept Trans               1,000,000          1,066,650      1,067,033          1,067,033
Missouri St Environ Impt
  Energy Res AT NTS RV FD-A         500,000            505,445        503,075            503,075
Minneapolis, Minnesota Spl
  School District No. 1             500,000            500,000        512,740            512,740
Kentucky State Property & Bldgs
  Commn Revs RFDG Proj #54          500,000            500,000        508,452            508,452
Wisconsin St Transn Rev Ser B       500,000            500,000        511,690            511,690
Overland Park KS Ser A RFDG         500,000            503,920        508,703            508,703
Washington St Ser B & AT - 7      1,000,000          1,010,790      1,026,284          1,026,284
Maricopa Cnty AZ RFDG             1,000,000          1,037,920      1,065,365          1,065,365
Texas ST Pub Fin Auth RV
  Equip Ser A RFDG                1,000,000          1,002,530      1,009,500          1,009,500
San Antonio, Texas tax
  & revenue obligations           1,000,000          1,000,000      1,016,793          1,016,793
Arizona ST CTFS Partn Ser A       1,000,000          1,000,000      1,001,460          1,001,460
Las Vegas Valley, Nevada
  Water Dist RFDG                 1,000,000          1,026,680      1,030,433          1,030,433
Dade County, Florida Water
  System Revenue RFDG               500,000            499,545        504,063            504,063
Pennsylvania State Turnpike
  Revenue Series O                1,000,000          1,000,000      1,005,503          1,005,503
                                 ----------        -----------    -----------        -----------
         TOTALS -                30,866,209        $31,133,029    $31,420,502        $31,420,502
                                 ==========        ===========    ===========        ===========

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

      COLUMN A                COLUMN B     COLUMN C     COLUMN D     COLUMN E
      --------                --------     --------     --------     --------
                              BALANCE AT                              BALANCE
                              BEGINNING    CHARGED TO                  AT END
DESCRIPTION                   OF PERIOD    EXPENSES     DEDUCTIONS*  OF PERIOD
- -----------                   ---------    ----------   -----------  ---------
Allowance for doubtful
trade accounts receivable:

Year ended December 31, 1991  $3,595,000  $3,413,000  $3,540,000   $3,468,000
Year ended December 31, 1992   3,468,000   4,859,000   3,098,000    5,229,000
Year ended December 31, 1993   5,229,000   2,198,000   3,597,000    3,830,000


Allowance for slow moving
inventory items:

Year ended December 31, 1991  $7,029,000  $1,636,000   $1,632,000  $7,033,000
Year ended December 31, 1992   7,033,000   6,470,000    1,853,000  11,650,000
Year ended December 31, 1993  11,650,000   7,451,000    3,323,000  15,778,000


*Principally account write-offs and disposal of merchandise, respectively.

                                 Exhibit Index


Exhibit Numbers
- ---------------

21.1     List of Subsidiaries

23.1     Report of Independent Accountants

23.2     Consent of Independent Accountants