Form 10-Q
period 1994-03-31
RUSS BERRIE & CO INC
filed 1994-05-16
CIK 739878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... March 31, 1994
                                      OR
  { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....................to..........................

Commission file number ..................................................1-8681

                        RUSS BERRIE AND COMPANY, INC.
...............................................................................
            (Exact name of registrant as specified in its charter)

                  New Jersey                        22-1815337
...............................................................................
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

             111 Bauer Drive,  Oakland, New Jersey         07436
...............................................................................
           (Address of principal executive offices)     (Zip Code)

                                (201) 337-9000
...............................................................................
             (Registrant's telephone number, including area code)

...............................................................................
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                 OUTSTANDING AT MAY 10, 1994
              -----                 ---------------------------

Common stock, $.10 stated value             21,441,905

                        RUSS BERRIE AND COMPANY, INC.

                                    INDEX

                                                              PAGE
PART I - FINANCIAL INFORMATION                               NUMBER

     Item 1.  Financial Statements


              Consolidated Balance Sheet as of
              March 31, 1994 and December 31, 1993               3


              Consolidated Statement of Income
              for the three-month periods ended
              March 31, 1994 and 1993                            4


              Consolidated Statement of Cash Flows
              for the three-month periods ended
              March 31, 1994 and 1993                            5


              Notes to Consolidated Financial Statements         6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                       7-8


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                  9
              Signatures                                       10





                                     (2)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                              (UNAUDITED)
ASSETS                                               MARCH 31,          DECEMBER 31,
- - ------                                               ---------          ------------
                                                       1994                 1993
                                                       ----                 ----
Current assets
  Cash and cash equivalents                          $  47,177           $  51,478
  Short-term investments                                31,896              31,421
  Accounts receivable, trade, net                       49,537              46,899
  Merchandise inventories                               60,679              66,110
  Prepaid expenses and other current assets              5,294               5,005
  Deferred income taxes                                 12,169              12,169
                                                     ---------           ---------
   Total current assets                                206,752             213,082

Property, plant and equipment - net                     27,511              28,133
Goodwill and other intangible assets - net              16,239              16,420
Other assets                                             1,611               1,480
                                                     ---------           ---------
   Total assets                                      $ 252,113           $ 259,115
                                                     =========           =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Current liabilities
  Accounts payable                                       4,419               5,235
  Accrued expenses                                      19,282              23,171
  Accrued restructuring costs                            5,893               6,283
  Accrued income taxes                                     803                 392
                                                     ---------           ---------
   Total current liabilities                            30,397              35,081

Shareholders' equity
  Common stock; $.10 stated value;
  authorized 50,000,000 shares;
  issued 23,896,718 at March 31, 1994
  and 23,876,274 at December 31, 1993                    2,389               2,388
  Additional paid-in capital                            37,032              36,840
  Retained earnings                                    223,457             225,650
  Foreign currency translation adjustments              (3,305)             (2,987)
  Treasury stock, at cost (2,454,813 shares
   at March 31, 1994 and December 31, 1993)            (37,857)            (37,857)
                                                     ---------           ---------
  Total shareholders' equity                           221,716             224,034
                                                     ---------           ---------
  Total liabilities and shareholders'
   equity                                            $ 252,113           $ 259,115
                                                     =========           =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.





                                      (3)

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in Thousands except per share data)


                                                                       (UNAUDITED)
                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   -------------------

                                                                 1994                1993
                                                               --------            --------
Net sales                                                      $ 64,167            $  96,310

Cost of sales                                                    31,561               37,735

Selling, general
 and administrative expense                                      31,532               38,866

Investment and other income-net                                     564                  858
                                                               --------            ---------

Income before income taxes                                        1,638               20,567

Provision for income taxes                                          616                6,933
                                                               --------            ---------

Net income                                                     $  1,022            $  13,634
                                                               ========            =========

Net income per share                                           $   0.05            $    0.62
                                                               ========            =========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.





                                      (4)

                         RUSS BERRIE AND COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                       (UNAUDITED)
                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   -------------------

                                                                 1994                1993
                                                               --------            --------
Cash flows from operating activities:
Net income                                                    $   1,022            $  13,634
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                                     1,168                1,371
 Amortization of intangible assets                                  427                  250
 Provision for bad debts                                            651                1,147
 Gain for sale of assets and other, net                              (2)                 (53)
 Changes in assets and liabilities
    Accounts receivable                                          (3,289)               3,464
    Inventories                                                   5,431               10,938
    Prepaid expenses                                               (289)                (706)
    Goodwill and other intangible assets                           (246)                 -
    Other assets                                                   (131)                 110
    Accounts payable                                               (816)              (1,982)
    Accrued expenses                                             (3,889)              (8,322)
    Accrued restructuring costs                                    (390)                (315)
    Accrued income taxes                                            411                2,518
                                                              ---------            ---------
      Total adjustments                                            (964)               8,420
                                                              ---------            ---------
      Net cash provided by operating activities                      58               22,054

Cash flows from investing activities:
 Increase in short-term investments                                (475)                (500)
 Proceeds from sale of fixed assets                                 147                   87
 Capital expenditures                                              (691)              (1,289)
                                                              ---------            ---------
      Net cash (used in) investing activities                    (1,019)              (1,702)

Cash flows from financing activities:
 Payment of long-term debt                                            -               (3,000)
 Common stock transactions                                          193                2,675
 Transactions in treasury shares                                      -              (19,237)
 Dividends                                                       (3,215)              (3,213)
                                                              ---------            ---------
      Net cash (used in) financing activities                    (3,022)             (22,775)

Effect of exchange rate changes on cash
 and cash equivalents                                              (318)                 (78)
                                                              ---------            ---------

Net (decrease) in cash and cash equivalents                      (4,301)              (2,501)

Cash and cash equivalents at beginning of period                 51,478               62,285
                                                              ---------            ---------
Cash and cash equivalents at end of period                    $  47,177            $  59,784
                                                              =========            =========
Cash paid during the period for:
 Interest                                                     $       7                  239
 Income taxes                                                 $     205                4,318

                The accompanying notes are an integral part of
                    the consolidated financial statements.





                                      (5)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1
        The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are of a normal recurring nature. Results for interim periods are not necessarily an indication of results to be expected for the year.


NOTE 2
        The weighted average number of shares outstanding during the three-month periods ended March 31, 1994 and 1993 were 21,434,316 and 21,984,169 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.


NOTE 3
        Cash dividends of $3,214,561 ($.15 per share) were paid on March 18, 1994 to shareholders of record of the Company's Common Stock on March 4, 1994. Cash dividends of $3,213,042 ($.15 per share) were paid in the three-month period ended March 31, 1993.


NOTE 4
        All numbers of common shares, except shares authorized, and per share data throughout the consolidated financial statements have been restated to reflect a three-for-two common stock split effective April 1, 1993.





                                      (6)

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1994

Consolidated net sales for the three months ended March 31, 1994 were $ 64,167,000 compared to $96,310,000 for the three months ended March 31, 1993. This represents a decrease of $ 32,143,000 or 33.4%. The decrease can be attributed to a lower level of sales of Troll products compared to the prior year. During the three-month period ended March 31, 1994, net sales of Troll products were approximately $3,457,000 or 5.4% of net sales. Net sales of these products during the three-month period ended March 31, 1993 were $44,414,000 or 46.1% of net sales. Included in the results for the three months ended March 31, 1994 are the net sales of $13,332,000 achieved by Cap Toys, Inc. which was acquired in October 1993.

Cost of sales was 49.2% of net sales for the three months ended March 31, 1994 compared to 39.2% for the same period in 1993. This increase can be attributed primarily to the higher gross profit margins on sales of Troll products during the three-month period ended March 31, 1993 and the effects of the reduction of the selling price of certain of the Company's products in August 1993. In addition, certain components of cost of sales are fixed costs which were absorbed by the higher sales volume in the three months ended March 31, 1993. Also contributing to the increase is the lower gross margins achieved by Cap Toys, Inc. compared to the Company's other sales and distribution channels.


Selling, general and administrative expense was $31,532,000 or 49.1% of net sales for the three months ended March 31, 1994 compared to $38,866,000 or 40.4% of net sales for the three months ended March 31, 1993, a decrease of $7,334,000 or 18.9%. This decrease can be primarily attributed to a decrease in expenses required to support lower sales levels (approximately $6,700,000), cost reductions associated with the restructuring program implimented during 1993 of closing and consolidating distribution centers and administrative functions ($2,400,000) and to lower expenses related to the Company's consumer advertising program (approximately $1,100,000). Partially offsetting these decreases is the inclusions of the selling, general and administrative expenses of Cap Toys, Inc. for the three months ended March 31, 1994.

Investment and other income of $ 564,000 for the three months ended March 31, 1994 compares to $858,000 for the three months ended March 31, 1993. This decrease can be primarily attributed to decreased investment income relative to the Company's short-term investment portfolio resulting from lower investment returns and lower investment balances.





                                      (7)

The provision for income taxes as a percentage of income before taxes for the three months ended March 31, 1994 was 37.6% of net sales compared to 33.7% in the same period in the prior year.

Net income for the three months ended March 31, 1994 of $ 1,022,000 compares to net income of $13,634,000 for the same period last year. The decrease in net income can be attributed to the decrease in net sales, partially offset by the decrease in selling, general and administrative expense.


Liquidity and Capital Resources

At March 31, 1994, the Company had cash, cash equivalents and short-term investments of $79,073,000 compared to $82,899,000 at December 31, 1993.

Working capital requirements during the three months ended March 31, 1994 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.





                                      (8)

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      b) During the quarter ended March 31, 1994, no reports on Form 8-K were filed.





                                      (9)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               RUSS BERRIE AND COMPANY, INC.
                               -----------------------------
                                      (Registrant)



    5/12/94                   By      s/Paul Cargotch
- - ----------------              ------------------------------
     Date                              Paul Cargotch
                               Vice President - Finance and
                                  Chief Financial Officer





                                     (10)