Form 10-Q
period 1994-06-30
RUSS BERRIE & CO INC
filed 1994-08-15
CIK 739878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
          (Mark One)
             /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended ........... June 30, 1994

                                       OR

            / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from .............to...................
          Commission file number .................................1-8681

                         RUSS BERRIE AND COMPANY, INC.

          .................................................................
             (Exact name of registrant as specified in its charter)

                        New Jersey                    22-1815337
          .................................................................
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification No.)

              111 Bauer Drive,  Oakland, New Jersey          07436
          .................................................................
            (Address of principal executive offices)      (Zip Code)

                                 (201) 337-9000
          .................................................................
              (Registrant's telephone number, including area code)

          .................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                 OUTSTANDING AT AUGUST 5, 1994
              -----                 -----------------------------
Common stock, $.10 stated value               21,469,179

                         RUSS BERRIE AND COMPANY, INC.

                                     INDEX


                                                              PAGE
PART I - FINANCIAL INFORMATION                               NUMBER

     Item 1.  Financial Statements


              Consolidated Balance Sheet as of
              June 30, 1994 and December 31, 1993                3


              Consolidated Statement of Income
              for the three-month and six-month periods
              ended June 30, 1994 and 1993                       4

              Consolidated Statement of Cash Flows
              for the six-month periods ended
              June 30, 1994 and 1993                             5


              Notes to Consolidated Financial Statements         6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                       7-9


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                  10

         Signatures                                             11





                                      (2)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                            (UNAUDITED)
                                                       JUNE 30,    DECEMBER 31,
    ASSETS                                             --------    ------------
    ------                                               1994          1993
                                                         ----          ----
Current assets
  Cash and cash                                         $49,739      $ 51,478
  Short-term investments                                 32,059        31,421
  Accounts receivable, trade, net                        40,843        46,899
  Merchandise inventories                                61,973        66,110
  Prepaid expenses and other current assets               5,563         5,005
  Deferred income taxes                                  13,970        12,169
                                                        -------      --------
   Total current assets                                 204,147       213,082

Property, plant and equipment - net                      26,276        28,133
Goodwill and other intangible assets - net               16,711        16,420
Other assets                                              3,002         1,480
                                                        -------       -------
   Total assets                                        $250,136      $259,115
                                                        =======       =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Current liabilities
  Accounts payable                                     $  4,410      $  5,235
  Accrued expenses                                       23,438        23,171
  Accrued restructuring costs                             5,843         6,283
  Accrued income taxes                                      -             392
                                                        -------        ------
   Total current liabilities                             33,691        35,081

Shareholders' equity
  Common stock; $.10 stated value;
   authorized 50,000,000 shares;
   issued 23,918,565 at June 30, 1994
   and 23,876,274 at December 31, 1993                    2,392         2,388
  Additional paid-in capital                             37,355        36,840
  Retained earnings                                     216,914       225,650
  Foreign currency translation adjustments               (2,359)       (2,987)
  Treasury stock, at cost (2,454,813 shares
    at June 30, 1994 and December 31, 1993)             (37,857)      (37,857)
                                                        --------      --------
   Total shareholders' equity                           216,445       224,034
                                                        -------       -------
   Total liabilities and shareholders'
    equity                                             $250,136      $259,115
                                                        =======       =======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.
                                      (3)

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                               (UNAUDITED)                          (UNAUDITED)
                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                       -------------------------             -------------------------

                                                        1994                 1993              1994              1993
                                                      --------             --------          --------          --------
Net sales                                             $ 57,546             $ 49,887          $121,713          $146,197

Cost of sales                                           32,233               22,788            63,794            60,523

Selling, general
 and administrative expense                             31,666               32,761            63,198            71,627

Investment and other income-net                            782                  649             1,346             1,507
                                                      ---------             --------          --------          --------

Income (loss) before income taxes                       (5,571)              (5,013)           (3,933)           15,554

Provision (benefit) for
 for income taxes                                       (2,244)              (2,012)           (1,628)            4,921
                                                      ---------             --------          --------          --------

Net income (loss)                                     $ (3,327)            $ (3,001)         $ (2,305)         $ 10,633
                                                       ========             ========          ========          ========


Net income (loss) per share                           $  (0.16)            $  (0.14)         $  (0.11)         $   0.49
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





                                      (4)

                         RUSS BERRIE AND COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                      (UNAUDITED)
                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                           ----------------------------------
                                                                                           1994                          1993
                                                                                           ----                          ----
Cash flows from operating activities:
Net income (loss)                                                                       $ (2,305)                       $ 10,633
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                                                              2,411                           2,736
 Amortization of intangible assets                                                           897                             483
 Provision for bad debts                                                                   3,324                           1,687
 Loss (gain) on sale of assets and other, net                                                343                              88
 Changes in assets and liabilities
    Accounts receivable                                                                    2,732                          35,071
    Inventories                                                                            4,137                           8,196
    Prepaid expenses                                                                        (558)                         (2,874)
    Goodwill and other intangible assets                                                  (1,188)                              -
    Other assets                                                                          (1,522)                           (100)
    Accounts payable                                                                        (825)                         (2,720)
    Accrued expenses                                                                         267                          (8,601)
    Accrued restructuring costs                                                             (440)                           (444)
    Accrued and deferred income taxes                                                     (2,193)                         (4,673)
                                                                                          -------                         -------
      Total adjustments                                                                    7,385                          28,849
                                                                                           -----                         -------
      Net cash provided by operating activities                                            5,080                          39,482

Cash flows from investing activities:
 Increase in short-term investments                                                         (638)                           (787)
 Proceeds from sale of fixed assets                                                          218                             339
 Capital expenditures                                                                     (1,115)                         (3,303)
                                                                                          -------                         -------
      Net cash (used in) investing activities                                             (1,535)                         (3,751)

Cash flows from financing activities:
 Payment of long-term debt                                                                     -                          (3,000)
 Common stock transactions                                                                   519                           3,356
 Transactions in treasury shares                                                               -                         (22,214)
 Dividends                                                                                (6,431)                         (6,402)
                                                                                          -------                        --------
      Net cash (used in) financing activities                                             (5,912)                        (28,260)

Effect of exchange rate changes on cash
 and cash equivalents                                                                        628                            (125)
                                                                                         -------                          -------

Net increase (decrease) in cash and cash equivalents                                      (1,739)                          7,346

Cash and cash equivalents at beginning of period                                          51,478                          62,285
                                                                                          ------                          ------
Cash and cash equivalents at end of period                                              $ 49,739                        $ 69,631
                                                                                          ======                         =======

Cash paid during the period for:
 Interest                                                                               $     44                        $    433
 Income taxes                                                                           $    565                        $  9,661


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


NOTE 2
            The weighted average number of shares outstanding during the three and six-month periods ended June 30, 1994 were 21,446,000 and 21,440,000 shares, respectively compared to the three and six-month periods ended June 30, 1993 of 21,265,000 and 21,622,000 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.


NOTE 3
            Cash dividends of $3,216,323 ($.15 per share) were paid on June 7, 1994 to shareholders of record of the Company's Common Stock on May 20, 1994. Cash dividends of $6,430,884 ($.15 per share per quarter) were paid in the six-month period ended June 30, 1994.

            Cash dividends of $3,189,151 ($.15 per share) were paid on June 7, 1993 to shareholders of record of the Company's Common Stock on May 21, 1993. Cash dividends of $6,402,193 ($.15 per share per quarter) were paid in the six-month period ended June 30, 1993.








                                      (6)

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 1994

Consolidated net sales for the six months ended June 30, 1994 were $121,713,000 compared to $146,197,000 for the six months ended June 30, 1993. The decrease can be attributed to a lower level of sales of Troll products compared to the prior year. During the six-month period ended June 30, 1994 net sales of Troll products were approximately $4,947,000. Net sales of these products during the six-month period ended June 30, 1993 were approximately $62,008,000. Included in the results for the six months ended June 30, 1994 are the net sales of $34,698,000 achieved by Cap Toys, Inc. which was acquired in October 1993.


Cost of sales was 52.4% of net sales for the six months ended June 30, 1994 compared to 41.4% for the same period in 1993. This increase can be attributed primarily to the higher gross profit margins on sales of Troll products during the six-month period ended June 30, 1993 and the effects of the reduction of the selling price of certain of the Company's products in August 1993. Also contributing to the increase in cost of sales are the lower gross margins achieved by Cap Toys, Inc. compared to the Company's other sales and distribution channels. In addition, certain components of cost of sales are fixed costs which were absorbed by the higher sales volume in the six months ended June 30, 1993.

Selling, general and administrative expense was $63,198,000 or 51.9% of net sales for the six months ended June 30, 1994 compared to $71,627,000 or 49.0% of net sales for the six months ended June 30, 1993, a decrease of $8,429,000 or 11.8%. This decrease can be primarily attributed to a decrease in expenses required to support lower sales levels (approximately $9,800,000), cost reductions associated with the restructuring program implemented during 1993 of closing and consolidating distribution centers and administrative functions ($4,800,000) and to lower expenses related to the Company's "RUSS" consumer advertising program (approximately $1,400,000). Partially offsetting these decreases is the inclusions of the selling, general and administrative expenses of Cap Toys, Inc. (approximately $8,500,000) for the six months ended June 30, 1994.


Investment and other income of $ 1,346,000 for the six months ended June 30, 1994 compares to $1,507,000 for the six months ended June 30, 1993.


                                      (7)

The results for the six months ended June 30, 1994 reflect an income tax benefit of $1,628,000 due to the loss before income taxes of $3,933,000. This compares to a provision for income taxes of $4,921,000 for the same period last year.

Net loss for the six months ended June 30, 1994 of $2,305,000 compares to net income of $10,633,000 for the same period last year. This decrease in net income can be attributed to the decrease in net sales and the increase in cost of sales as a percent of net sales described above, partially offset by the decrease in selling, general and administrative expense.

Results of Operations for the three months ended June 30, 1994

Consolidated net sales for the three months ended June 30, 1994 were $57,546,000 compared to $49,887,000 for the three months ended June 30, 1993, an increase of $7,659,000 or 15.4%. The increase can be attributed to the inclusion of the net sales of Cap Toys, Inc. of $21,366,000 during the three months ended June 30, 1994. Excluding Cap Toys, Inc., net sales decreased $13,707,000 resulting from the lower level of sales of Troll products compared to the prior year. During the three-month period ended June 30, 1994 net sales of Troll products were $1,490,000 compared to $17,594,000 during the three months ended June 30, 1993.

Cost of Sales was 56.0% of net sales for the three months ended June 30, 1994 compared to 45.7% for the same period in 1993. This increase can be attributed to the higher gross profit margins on sales of Troll products during the three-month period ended June 30, 1993 and the effects of the reduction of the selling price of certain of the Company's products in August 1993. Also contributing to the increase are the lower gross margins achieved by Cap Toys, Inc. compared to the Company's other sales and distribution channels.

Selling, general and administrative expense was $31,666,000 or 55.0% of sales for the three months ended June 30, 1994 compared to 32,761,000 or 65.7% of net sales for the three months ended June 30, 1993, a decrease of $1,095,000 or 3.3%. Included in selling, general and administrative expense for the three months ended June 30, 1994 are the selling, general and administrative expense of Cap Toys, Inc.(approximately $5,000,000). Excluding these expenses, selling general and administrative expense decreased $6,095,000. This decrease can be primarily attributed to a decrease in expenses required to support lower sales levels (approximately $3,100,000) and cost reductions associated with the restructuring program implemented during 1993 of closing and consolidating distribution centers and administrative functions (approximately $2,400,000).

Investment and other income of $782,000 for the three months ended June 30, 1994 compares to $649,000 for the three months ended June 30, 1993.

The results for the three months ended June 30, 1994 reflect an income tax benefit of $2,244,000 due to the loss before income taxes of $5,571,000. This compares to an income tax benefit of $2,012,000 for the same period last year.

Net loss for the three months ended June 30, 1994 of $3,327,000 compares to a net loss of $3,001,000 for the same period last year. The increase in the net loss can be primarily attributed to the increase in cost of sales as a percentage of net sales which is described above.


                                      (8)

Liquidity and Capital Resources

At June 30, 1994, the Company had cash, cash equivalents and short-term investments of $81,798,000 compared to $82,899,000 at December 31, 1993.

The Company has signed a letter of intent to acquire a toy company based in California. The acquisition, if consummated, will be accounted for as a purchase. It is anticipated that the acquisition would be paid for in cash and funded entirely from available cash and cash equivalents.

Working capital requirements during the six months ended June 30, 1994 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.





                                      (9)

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      b)     During the quarter ended June 30, 1994,
             no reports on Form 8-K were filed.





                                      (10)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     RUSS BERRIE AND COMPANY, INC.
                                     -----------------------------
                                             (Registrant)



8/12/94                              By      s/Paul Cargotch
- - --------                             -----------------------------
  Date                                        Paul Cargotch
                                    Vice President - Finance and
                                       Chief Financial Officer





                                      (11)