Form 10-Q
period 1994-09-30
RUSS BERRIE & CO INC
filed 1994-11-14
CIK 739878

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... September 30, 1994
                                    OR
  / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS              OUTSTANDING AT NOVEMBER 5, 1994
              -----              -------------------------------
Common stock, $.10 stated value              21,473,591

                        RUSS BERRIE AND COMPANY, INC.

                                    INDEX


                                                              PAGE
PART I - FINANCIAL INFORMATION                               NUMBER
     Item 1.  Financial Statements


              Consolidated Balance Sheet as of
              September 30, 1994 and December 31, 1993           3


              Consolidated Statement of Income
              for the three-month and nine-month periods
              ended September 30, 1994 and 1993                  4


              Consolidated Statement of Cash Flows
              for the nine-month periods ended
              September 30, 1994 and 1993                        5


              Notes to Consolidated Financial Statements         6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                       7-9


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                  10

              Signatures                                        11











                                     (2)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)


                                                               (UNAUDITED)
    ASSETS                                           SEPTEMBER 30,    DECEMBER 31,
    ------                                                1994              1993
                                                     -------------    ------------
Current assets
  Cash and cash equivalents                             $ 36,552          $ 51,478
  Short-term investments                                  10,688            31,421
  Accounts receivable, trade, net                         62,230            46,899
  Merchandise inventories                                 63,848            66,110
  Prepaid expenses and other current assets                3,592             5,005
  Deferred income taxes                                   12,482            12,169
                                                        --------          --------
   Total current assets                                  189,392           213,082

Property, plant and equipment - net                       26,063            28,133
Goodwill and other intangible assets - net                36,451            16,420
Other assets                                               4,754             1,480
                                                        --------          --------
   Total assets                                         $256,660          $259,115
                                                        ========          ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Current liabilities
  Accounts payable                                      $  4,000          $  5,235
  Accrued expenses                                        27,716            23,171
  Accrued restructuring costs                              5,015             6,283
  Accrued income taxes                                       -                 392
                                                        --------          --------
   Total current liabilities                              36,731            35,081

Shareholders' equity
  Common stock; $.10 stated value;
   authorized 50,000,000 shares;
   issued 23,928,404 at September 30, 1994
   and 23,876,274 at December 31, 1993                     2,393            2,388
  Additional paid-in capital                              37,479           36,840
  Retained earnings                                      219,436          225,650
  Foreign currency translation adjustments                (1,522)          (2,987)
  Treasury stock, at cost (2,454,813 shares
    at September 30, 1994 and December 31,
    1993)                                                (37,857)         (37,857)
                                                        --------          --------
   Total shareholders' equity                            219,929          224,034
   Total liabilities and shareholders'
    equity                                              $256,660         $259,115
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

                                      (3)

                RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                    (UNAUDITED)              (UNAUDITED)
                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                                 ------------------       -----------------
                                   1994        1993        1994        1993
                                   ----        ----        ----        ----
Net sales                      $ 82,850     $ 70,738   $ 204,563   $216,935

Cost of sales                    40,096       30,279     103,890     90,802

Selling, general
 and administrative expense      35,163       32,448      98,361    104,075

Investment and other
 income-net                         699          669       2,045      2,176
                               --------     --------   ---------   --------

Income before income taxes        8,290        8,680       4,357     24,234

Provision for income taxes        2,548        2,358         920      7,279
                               --------     --------   ---------   --------

Net income                     $  5,742     $  6,322   $   3,437   $ 16,955
                               ========     ========   =========   ========

Net income per share           $   0.27     $   0.30   $    0.16   $   0.79
                               ========     ========   =========   ========















                The accompanying notes are an integral part of
                    the consolidated financial statements.



                                     (4)

                        RUSS BERRIE AND COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)


                                                           (UNAUDITED)
                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        ----------------
                                                        1994        1993
                                                        ----        ----
Cash flows from operating activities:
Net income                                           $  3,437     $ 16,955
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                           3,463        3,936
 Amortization of intangible assets                      1,404          725
 Provision for bad debts, returns and other
  allowances                                            6,560        2,494
 Loss on sale of assets and other, net                    536          197
 Changes in assets and liabilities
    Accounts receivable                               (21,891)      12,833
    Inventories                                         5,655       14,421
    Prepaid expenses                                    1,579       (1,112)
    Goodwill and other intangible assets               (2,254)         -
    Other assets                                       (3,170)         157
    Accounts payable                                   (1,235)      (3,851)
    Accrued expenses                                    4,095       (7,876)
    Accrued restructuring costs                        (1,268)        (760)
    Accrued and deferred income taxes                    (705)      (3,667)
                                                     --------     --------
      Total adjustments                                (7,231)      17,497
                                                     --------     --------
      Net cash provided by operating activities        (3,794)      34,452

Cash flows from investing activities:
 Decrease (increase) in short-term investments         20,733       (1,082)
 Proceeds from sale of fixed assets                       276          532
 Capital expenditures                                  (1,886)      (4,196)
 Acquisitions                                         (22,713)         -
                                                     --------     --------
      Net cash (used in) investing activities          (3,590)      (4,746)

Cash flows from financing activities:
 Payment of long-term debt                                 -        (3,000)
 Common stock transactions                                644        3,533
 Transactions in treasury shares                           -       (22,214)
 Dividends                                             (9,651)      (9,597)
                                                     --------     --------
      Net cash (used in) financing activities          (9,007)     (31,278)

Effect of exchange rate changes on cash
 and cash equivalents                                   1,465         (230)
                                                     --------     --------

Net (decrease) in cash and cash equivalents           (14,926)      (1,802)

Cash and cash equivalents at beginning of period       51,478       62,285
                                                     --------     --------
Cash and cash equivalents at end of period           $ 36,552     $ 60,483
                                                     ========     ========

Cash paid during the period for:
 Interest                                            $     49     $    486
 Income taxes                                        $  1,625     $ 10,915

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


NOTE 2
        The weighted average number of shares outstanding during the three and nine-month periods ended September 30, 1994 were 21,469,000 and 21,450,000 shares, respectively compared to the three and nine-month periods ended September 30, 1993 of 21,296,000 and 21,512,000 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.


NOTE 3
        Cash dividends of $3,220,377 ($.15 per share) were paid on September 7, 1994 to shareholders of record of the Company's Common Stock on August 18, 1994. Cash dividends of $9,651,261 ($.15 per share per quarter) were paid in the nine-month period ended September 30, 1994.

        Cash dividends of $3,194,570 ($.15 per share) were paid on September 8, 1993 to shareholders of record of the Company's Common Stock on August 19, 1993. Cash dividends of $9,596,763 ($.15 per share per quarter) were paid in the nine-month period ended September 30, 1993.











                                     (6)

ITEM 2.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Nine Months Ended September 30, 1994

Consolidated net sales for the nine months ended September 30, 1994 were $204,563,000 compared to $216,935,000 for the nine months ended September 30, 1993. Included in the results for the nine months ended September 30, 1994 are the net sales of $60,997,000 achieved by Cap Toys, Inc. which was acquired in October 1993. Excluding the net sales of Cap Toys, Inc., consolidated net sales for the nine months ended September 30, 1994 decreased $73,369,000 compared to the same period in the prior year. This decrease can be attributed to the lower level of sales of Troll products compared to the prior year. During the nine-month period ended September 30, 1994, net sales of Troll products were approximately $6,272,000 compared to $79,592,000 for the nine-month period ended September 30, 1993.

Cost of sales was 50.8% of net sales for the nine months ended September
30, 1994 compared to 41.9% for the same period in 1993. This increase can be attributed primarily to the higher gross profit margins on sales of Troll products, which represented a larger portion of net sales during the nine-month period ended September 30, 1993, and the effects of the reduction of the selling price of certain of the Company's products in August 1993. Also contributing to the increase in cost of sales are the lower gross margins achieved by Cap Toys, Inc. compared to certain of the Company's other sales and distribution channels.

Selling, general and administrative expense was $98,361,000 or 48.1% of net sales for the nine months ended September 30, 1994 compared to $104,075,000 or 48.0% of net sales for the nine months ended September 30, 1993, a decrease of $5,714,000 or 5.5%. This decrease can be primarily attributed to a decrease in expenses required to support lower sales levels (approximately $12,800,000), cost reductions associated with the restructuring program implemented during 1993 of closing and consolidating distribution centers and administrative functions (approximately $7,300,000) and to lower expenses related to the Company's "RUSS" consumer advertising program (approximately $2,000,000). Partially offsetting these decreases is the inclusion of the selling, general and administrative expenses of Cap Toys, Inc. (approximately $16,400,000) for the nine months ended September 30, 1994.

Investment and other income of $2,045,000 for the nine months ended September 30, 1994 compares to $2,176,000 for the nine months ended September 30, 1993.




                                     (7)

The provision for income taxes as a percent of income before taxes for the nine months ended September 30, 1994 was 21.1% compared to 30.0% in the same period in the prior year. The decrease in the effective tax rate can be attributed to lower tax provisions on income of foreign operations.

Net income for the nine months ended September 30, 1994 of $3,437,000 compares to net income of $16,955,000 for the same period last year. This decrease in net income can be attributed to the decrease in net sales and the increase in cost of sales as a percent of net sales described above, partially offset by the decrease in selling, general and administrative expense.

Results of Operations for the Three Months Ended September 30, 1994

Consolidated net sales for the three months ended September 30, 1994 were $82,850,000 compared to $70,738,000 for the three months ended September 30, 1993, an increase of $12,112,000 or 17.1%. The increase can be attributed to the inclusion of the net sales of Cap Toys, Inc. of $26,299,000 during the three months ended September 30, 1994. Excluding Cap Toys, Inc., net sales decreased $14,187,000 resulting from the lower level of sales of Troll products compared to the prior year. During the three-month period ended September 30, 1994 net sales of Troll products were $1,325,000 compared to $17,584,000 during the three months ended September 30, 1993.

Cost of sales was 48.4% of net sales for the three months ended September
30, 1994 compared to 42.8% for the same period in 1993. This increase can be attributed to the higher gross profit margins on sales of Troll products, which represented a larger portion of net sales during the three-month period ended September 30, 1993, and the effects of the reduction of the selling price of certain of the Company's products in August 1993. Also contributing to the increase are the lower gross margins achieved by Cap Toys, Inc. compared to certain of the Company's other sales and distribution channels.

Selling, general and administrative expense was $35,163,000 or 42.4% of sales for the three months ended September 30, 1994 compared to $32,448,000 or 45.9% of net sales for the three months ended September 30, 1993, an increase of $2,715,000 or 8.4%. This increase can be attributed to the inclusion of the selling, general and administrative expense of Cap Toys, Inc. (approximately $7,900,000). Excluding these expenses, selling, general and administrative expense decreased $5,185,000. This decrease can be primarily attributed to a decrease in expenses required to support lower sales levels (approximately $3,000,000) and cost reductions associated with the restructuring program implemented during 1993 of closing and consolidating distribution centers and administrative functions (approximately $2,500,000).

Investment and other income of $699,000 for the three months ended September 30, 1994 compares to $669,000 for the three months ended September 30, 1993.

The provision for income taxes as a percent of income before taxes for the three months ended September 30, 1994 was 30.7% compared to 27.2% in the same period in the prior year.






                                       (8)

Liquidity and Capital Resources

At September 30, 1994, the Company had cash, cash equivalents and short-term investments of $47,240,000 compared to $82,899,000 at December 31, 1993.

In September 1994, the Company completed the acquisition of OddzOn
Products, Inc, a toy company based in Campbell, California. This acquisition was accounted for as a purchase and as of September 30, 1994 approximately $22,713,000 of cash and cash equivalents were utilized to acquire the company. The results of operations will be included from the date of acquisition. Cash was also used for the payment of dividends of $9,651,000 during the nine months ended September 30, 1994.

Working capital requirements during the nine months ended September 30, 1994 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.








                                       (9)

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            10.109   Asset Purchase Agreement - dated
                     September 30, 1994 by and among
                     RBCACQ, Inc. and ODDZON PRODUCTS,
                     INC., SCOTT STILLINGER AND MARK BUTTON.

            27.1     Financial Data Schedule

      b) During the quarter ended September 30, 1994, no reports on Form 8-K were filed.





                                     (10)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      RUSS BERRIE AND COMPANY, INC.
                                      -----------------------------
                                              (Registrant)



 11-11-94                             By     s/Paul Cargotch
 --------                               ---------------------------
   Date                                        Paul Cargotch
                                     Vice President - Finance and
                                        Chief Financial Officer


























                                    (11)

                                EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION                   PAGE NO.
- ----------                       -----------                   -------

  10.109             Asset Purchase Agreement dated
                     September 30, 1994 by and among
                     RBCACQ, Inc. and ODDZON PRODUCTS,
                     INC., SCOTT STILLINGER AND MARK BUTTON.

  27.1               Financial Data Schedule