Form 10-K
RUSS BERRIE & CO INC
filed 1995-03-31
CIK 739878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       For the fiscal year ended December 31, 1994 OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
       For the transition period from       to
                                      ------  ------
Commission file number  1-8681

                         RUSS BERRIE AND COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                            22-1815337
----------------------------------         ----------------------
(State of or other jurisdiction of          (I.R.S. Employer
incorporation or organization)             Identification Number)

        111 Bauer Drive, Oakland, New Jersey       07436
-------------------------------------------------------------------
       (Address of principal executive offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (201) 337-9000

Securities registered pursuant to Section 12 (b) of the Act:

                                          Name of each exchange
       Title of each Class                 on which registered
       -------------------                 -------------------
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
                                                      Yes   X     No
                                                           ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 1995 was $115,442,544.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 13, 1995, was as follows:

                   Class                         Number of Shares
                   -----                         ----------------
      Common Stock, $0.10 stated value               21,519,750


                       Documents Incorporated by Reference

Certain portions of the Registrant's Proxy Statement dated March 15, 1995 relating to registrant's Annual Meeting of Shareholders to be held on April 25, 1995 (the "1995 Proxy Statement"), are incorporated by reference into Part III of this report.

                                                                             (2)

                                     PART I

ITEM 1.   BUSINESS

         Russ Berrie and Company, Inc. was incorporated in New Jersey in 1966. The term "Company" refers to Russ Berrie and Company, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Its principal executive offices are located at 111 Bauer Drive, Oakland, New Jersey 07436, and its telephone number is (201) 337-9000.

         The Company designs, manufactures through third parties and markets to retail stores throughout the United States and most countries throughout the world, a wide variety of impulse gift and toy items.

         The gift products are designed to appeal to the emotions of consumers, who purchase the products impulsively to reflect their feelings of friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad and effective marketing of its products, efficient distribution, high product quality and commitment to customer service.

         Two recently acquired toy companies, Cap Toys, Inc., and OddzOn Products, Inc., market toys, novelty candy and sports related products to mass merchandisers, sporting goods and specialty toy stores. Products of these companies are marketed primarily through independent representative groups and international distributors.

         Financial information related to business segments and geographic areas are presented in Note 13 in the Notes to Consolidated Financial Statements.

PRODUCTS

         The Company's extensive gift product line of over 10,000 items (including distinctive variations on basic product designs) encompasses both seasonal and everyday products that focus on theme or concept groupings such as Baby, Home Decor, Lifestyles and Collectibles. Individual products include stuffed animals, picture frames, ceramic mugs, porcelain gifts, figurines, kitchen magnets, stationery products, and National Football League and Major League Baseball merchandise. The Company's toy line includes a variety of innovative toys, novelty candies, and sports related products. Cap Toys Inc. products include proprietary items such as Stretch Armstrong, Vac-Man, Katie Kiss 'N' Giggles, and Shout 'N' Shoot. OddzOn Products, Inc. items are marketed under the brand name Koosh and include products such as Koosh Ball, Koosh Vortex, Koosh Accessories and Koosh Soft Sport.

     Most of the Company's gift products have suggested retail prices between $1 and $30. For example, the suggested retail prices for mugs generally range from $5 to $8. Toy products generally have suggested retail prices between $3 and $25.

                                                                             (3)

         The Company markets its gift product line under the trade name "RUSS" and through its wholly-owned subsidiary, Papel/Freelance, Inc. The Company markets its product line of toys through two subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc. The Company's Bright of America, Inc. subsidiary markets gift products directly to mass merchandisers. In addition, the Company operates a chain of outlet stores under the name "Russ" and a chain of retail stores, Fluf N' Stuf, Inc., which sell the Company's products and products of unaffiliated companies.

         The percentages of dollar sales accounted for by business segment during the periods indicated are as follows:


                     FOR THE YEAR ENDED DECEMBER 31,
                     -------------------------------
                      1994       1993         1992
                      ----       ----         ----
Gift                   67%        95%         100%
Toys*                  33%         5%           -


* Includes Cap Toys, Inc., acquired in October 1993 and OddzOn Products, Inc., acquired in October 1994.

         The Company's toy business has experienced success with its product, Stretch Armstrong, and related items. During 1994, sales of Stretch Armstrong and related items accounted for approximately 31% of the Company's toy sales.

         Beginning with the third quarter of 1991 through the first quarter of 1993, the Company had experienced success with its product line of Trolls which were marketed through the Russ Gift division. Net sales of the various products associated with Trolls accounted for approximately 4%, 33% and 56% of the Company's gift sales during 1994, 1993 and 1992, respectively.

DESIGN AND PRODUCTION

         The Company's gift business has a continuing program of new product development. The Company designs its own products and then generally evaluates consumer response through test marketing in selected unaffiliated retail stores and those operated by Fluf N' Stuf, Inc.Items are added to the product line only if they can be obtained and marketed on a basis that meets the Company's profitability standards. The Company believes that the breadth of its gift product line and the continuous development of new products are key elements to its success and that it is capable of designing and producing large numbers of new products quickly.

         The Company has more than 190 employees responsible for gift product development and design in the United States and in the Far East. Generally, a new design is brought to market in less than nine months after a decision is made to produce a new product. Sales of the Company's gift products are, in large part, dependent on the Company's ability to identify and react quickly to changing consumer preferences and to utilize its sales and distribution systems to bring new products to market.

                                                                             (4)

         The Company engages in market research and test marketing to evaluate consumer reactions to its gift products. Research into consumer buying trends often suggest new products. The Company assembles information from retail stores, including those operated by Fluf N' Stuf, Inc., the Company's salesforce and the Company's own Product Development department. The Company continually analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the gift product line.

         The Company's toy subsidiaries develop products in conjunction with independent toy inventors. The products are evaluated by the Design and Development staff and undergo a testing process to determine the reaction and acceptability in the marketplace. Products are then selected based on manufacturing and marketing profitability criteria.

         Many popular toy products result in product line extensions enabling the Company to increase its product line and expand on the marketing success of these popular products.

         Substantially all of the Company's products are produced by independent manufacturers, generally in the Far East, under close supervision by Company personnel. During 1994, products accounting for approximately 94% of its gift products were produced in the Far East and 6% in the United States. During
1994, products accounting for approximately 48% of toy products were produced outside the United States, primarily in the Far East and 52% in the United States. Purchases in the United States predominantly represent domestically produced component parts, packaging and labor costs associated with items requiring final assembly in the United States.

         The Company utilizes approximately 280 manufacturers in the Far East, primarily in the People's Republic of China, Hong Kong, Taiwan, Korea, Thailand and Indonesia. During 1994, approximately 68% of the Company's dollar amount of purchases were attributable to manufacturing in the People's Republic of China. In December 1994, Congress passed the General Agreement on Tariffs and Trade
(GATT) which eliminates or greatly reduces duty on many of the Company's imported products. For example, effective January 1, 1995, duty on items imported from the People's Republic of China classified as "toys" by U.S. Customs was reduced from 6.8% to zero. This classification includes products such as stuffed animals and dolls within the gift business as well as the products associated with the Company's toy business. Legislation has been proposed from time to time that would revoke the most-favored nation status (which is a designation determined annually by the President of the United States, subject to possible override by Congress) of the People's Republic of China. Such a revocation would cause import duties to increase or become applicable to products imported by the Company from the People's Republic of China.

         A significant portion of the Company's staff of approximately 350 employees in Hong Kong, Taiwan, Korea, Thailand and Indonesia monitors the production process with responsibility for ensuring the quality, safety and prompt delivery of Company products. Members of the Company's Far East staff make frequent visits to the manufacturers for

                                                                             (5)

which they are responsible. Many of the Company's manufacturers are small operations, some selling exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company's products and the loss of any manufacturer will not significantly adversely affect the operations of the Company. In 1994, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 8% of such purchases and the five largest suppliers accounted for approximately 26% in the aggregate.

MARKETING

         The Company's gift products are marketed primarily through its own direct salesforce of approximately 500 full-time employees. Products are sold directly to retail stores in the United States, and in certain foreign countries, including gift stores, pharmacies, card shops, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores and military post exchanges. During 1994, the Company sold gift products to approximately 75,000 customers. No single gift customer accounted for more than 1.8% of gift dollar sales.

         The Company reinforces the marketing efforts of its salesforce through an active promotional program, including showrooms, participation in trade shows, trade advertising and catalogs. In addition, beginning in 1992, the Company engaged in advertising through consumer publications. These advertising programs are designed to increase consumer awareness of, and esteem toward, RUSS products. The amount of consumer advertising related to this program for the years ended December 31, 1994, 1993 and 1992 were $1,342,000, $4,071,000, and
$10,474,000, respectively.

          The Company believes that effective packaging and merchandising of its gift products are very important to its marketing success. Many gift products are shipped in colorful corrugated cartons which can be used as free-standing displays and can be discarded when all the products have been sold. The Company also prepares semi-permanent free-standing lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company's products. The displays are designed to stimulate consumers' impulse purchase decisions.

         The Company believes that customer service is an important component of its marketing strategy and therefore has established a Customer Service Department at each distribution facility that responds to customer requests, investigates and resolves problems and generally assists customers.

         The Company's general terms of sale are believed to be competitive in the gift industry. The Company provides limited extended payment terms to gift customers on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasons. Within the gift business, the Company has a general policy of not accepting returns or selling on consignment.

                                                                             (6)

         The Company supports certain of its toy products through an extensive advertising campaign, which is unrelated to the consumer advertising program promoting its gift products under the name RUSS. Advertising expense related to the Company's toy business for the years ended December 31, 1994 and 1993 was $10,650,000 and $1,883,000, respectively. The majority of its advertising budget is allocated to television advertising.

         The Company's toy business sells its products primarily through independent representative organizations to mass merchandisers, which represent a significant portion of its sales. During 1994, approx-imately 24% of the toy business sales were sold to its largest customer and 58% to its five largest customers.

         The Company's toy business generally does not sell its products on consignment and ordinarily accepts returns only for defective merchandise. In certain instances, the Company may, in accordance with industry practice, assist retailers in order to enable them to sell excess inventory by offering discounts and other concessions.

         The Company maintains a direct salesforce and distribution network to serve its gift customers in Great Britain, Holland, Belgium, Ireland and Canada. The remainder of the Company's foreign sales, primarily in Japan, Australia, Italy, Germany, Latin America, Spain and Portugal, are made to distributors for resale to their customers. Additionally, sales of toy products are sold through distributors in Great Britain, Canada and many other foreign countries. The Company's foreign sales, including export sales from the United States, aggregated $62,342,000, $68,295,000 and $101,471,000 in the years ended December 31, 1994, 1993 and 1992, respectively.

DISTRIBUTION

         The Company has customers located throughout the United States and throughout the world. In order to serve them quickly and effectively, the Company maintains U.S. distribution centers for its gift business in South Brunswick, New Jersey, Columbus, Ohio, and Petaluma, California which receive products directly from suppliers and then distributes them to the Company's customers. The Company also maintains a facility in the Toronto, Canada area for its Canadian customers and two distribution centers in Southampton, England to serve its customers in Europe. The Company generally uses common carriers to distribute to its customers.

         The Company's toy product line is distributed through Cap Toys, Inc., which maintains an office and warehouse distribution facility in Bedford Heights, Ohio and through OddzOn Products, Inc., which maintains an office in Campbell, California and a warehouse distribution facility in Santa Clara, California.

SEASONALITY

         In addition to its everyday gift products, the Company produces specially designed products for individual seasons during the year, including Christmas, Valentine's Day, St. Patrick's Day, Easter, Mother's Day, Graduation, Father's Day, Halloween and Thanksgiving.

         The pattern of the Company's gift sales is influenced by the shipment of seasonal merchandise. The Company generally ships the majority of gift orders each year for Christmas in the quarter ended

                                                                             (7)

September 30, for Valentine's Day in the quarter ended December 31 and for Easter in the quarter ended March 31.

          During 1994, gift items specially designed for individual seasons accounted for approximately 44% of the Company's gift sales; no individual season accounted for more than 14% of the Company's gift sales.

         The toy industry is highly seasonal in nature due to the demand for toy products during the Christmas season. To reduce the impact of this seasonality, the Company's toy business produces items specially designed for the summer season. Such items include Shout 'N' Shoot and sports related products.

         The following table sets forth the Company's quarterly sales by business segment during 1994, 1993 and 1992.


                                 QUARTERLY SALES
                                  (in millions)

                            1994           1993          1992
                         ------------   ------------  ------------
Quarter Ended            Sales    %     Sales    %    Sales    %
                         -----   ----   -----   ----  -----   ----
March 31
Gift                     $50.9          $96.3          $96.4
Toys*                     13.3              -              -
                         -----          -----          -----
Consolidated             $64.2   23.1   $96.3   34.5   $96.4  21.7

June 30
Gift                     $36.1          $49.9          $86.3
Toys*                     21.4              -              -
                         -----          -----          -----
Consolidated             $57.5   20.7   $49.9   17.9   $86.3  19.4

September 30
Gift                     $56.6          $70.7         $152.1
Toys*                     26.3              -              -
                         -----          -----          -----
Consolidated             $82.9   29.8   $70.7   25.3  $152.1  34.2

December 31
Gift                     $43.8          $49.5         $109.6
Toys*                     29.7           12.7              -
                         -----          -----          -----
Consolidated             $73.5   26.4   $62.2   22.3  $109.6  24.7



* Includes Cap Toys, Inc., acquired in October 1993 and OddzOn Products, Inc., acquired in October 1994.

         The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher sales volume. Commencing late in the second quarter of 1991, net sales of the Company were favorably impacted by the success of products associated with the Troll product line which continued into the first quarter of 1993.

                                                                             (8)

BACKLOG

         It is characteristic of the Company's gift business that orders for seasonal merchandise are taken in advance of shipment. In the toy industry, historically, new toy products have been introduced to the trade at the annual industry trade shows during the quarter ended March 31 and, as such, the order backlog at the end of any fiscal year may not be a meaningful predictor of financial results of the succeeding year. The Company's total backlog at December 31, 1994 was $30,340,000 and at December 31, 1993 was $32,546,000.

COMPETITION

         The gift and toy industries are highly competitive and certain of the Company's existing or potential competitors may have financial resources that are substantially greater than those of the Company. The Company believes that the principal competitive factors in the gift and toy business are marketing ability, reliable delivery, product design, quality, customer service and price. The Company's principal gift competitors are Gund, Inc., Ganz Bros., Ty, Inc., Applause, Inc., Dakin Inc., American Greetings, Hallmark, Recycled Paper Products, Enesco and numerous small suppliers. The Company's principal toy competitors are Bandai, Toy Biz, Tyco, Mattel and Hasbro Inc.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

         The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office. It also has registered, in the United States and certain foreign countries, the trademark "RUSS" with a distinctive design, which it utilizes on most of its gift products. The Company believes its copyrights, trademarks and patents are valid, and has pursued a policy of aggressively protecting them from infringement. However, it does not consider its business materially dependent on copyright, trademark or patent protection.

         The Company enters into various license agreements to market gift products compatible with its product line. Examples of licensed products include designs of the National Football League and Major League Baseball. Licensed products represented approximately 7% of the Company's gift dollar sales in 1994 and 10% in 1993. During 1994, no single gift business license accounted for more than 2% of gift dollar sales.

         The Company's toy products are most often developed in conjunction with independent toy inventors and, as such, license agreements exist for the majority of the toy product line. Products are also developed around popular characters and additional license agreements exist.

                                                                             (9)

EMPLOYEES

         As of January 31, 1995, the Company employed approximately 1,850 persons on a full-time basis. The Company considers its employee relations to be good; substantially all of the Company's employees are not covered by a collective bargaining agreement. The Company's policy is to require that its management, sales and product development and design personnel enter into contracts in which they agree not to disclose confidential information concerning the Company and, in the case of management and sales personnel, not to compete with the Company(subject to certain territorial limitations in the case of salespersons) for a period of six months after termination of their employment.

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

ITEM 2.   PROPERTIES

         The Company's principal facilities consist of its corporate offices in Oakland, New Jersey, and distribution centers in South Brunswick, New Jersey; Petaluma, California; and Reynoldsburg, Ohio. Additionally, office and distribution facilities are located in Southampton, England and in the Toronto, Canada area. The Company's toy subsidiary Cap Toys, Inc., maintains an office and warehouse distribution facility in Bedford Heights, Ohio and OddzOn Products, Inc., maintains an office in Campbell, California and a warehouse distribution facility in Santa Clara, California. The Company owns the facility used by Bright of America, Inc. in Summersville, West Virginia, one of its facilities in Southampton, England and most of the office space it uses in Hong Kong. The Company leases its other facilities. The facilities of the Company are maintained in good operating condition, are generally adequate for the Company's purposes and, except for the Dayton, New Jersey and Lakeland, Florida facilities, which were closed as part of restructuring of the Company's distribution system, are generally fully utilized.

                                                                            (10)

THE COMPANY'S CURRENT PRINCIPAL FACILITIES ARE AS FOLLOWS:

                                                      Lease Expiration
Location - Domestic                    Sq. Ft. Area   (if applicable) (1)
------------------------------------   ------------   -------------------

Petaluma, California (2)(3).........   234,200        June 30, 2004
Oakland, New Jersey (2)(4)..........   120,000        April 1, 2004
South Brunswick, New Jersey (2)(3)
(6)(7)..............................   513,680        May 31, 1999
Reynoldsburg, Ohio (3)..............    77,600        July 1, 1997
Collegeville, Pennsylvania (6)......    10,835        December 31, 1995
Lakeland, Florida (2)(8)............    42,500        February 28, 1998
Dayton, New Jersey (5)(8)...........   160,409        October 31, 1997
Summersville, West Virginia (6)(7)..   156,000        Not applicable -
                                                      Owned by Company
Bedford Hts., Ohio (6)(7)...........    98,604        January 31, 2000
Campbell, California (6)............     8,248        June 30, 1995
Santa Clara, California (7).........    29,750        July 30, 1995
                                                      Lease Expiration
Location - Foreign                      Sq. Ft. Area  (if applicable)(1)
------------------------------------    ------------  ------------------
Chandlers Ford, England (6).........    10,846        December 24, 2014
Southampton, England (7)............    60,750        March 24, 2003
Southampton, England (7)............    51,000        Not applicable -
                                                      Owned by Company
Rexdale, Ontario, Canada (6)(7).....    76,290        May 31, 1997
Rexdale, Ontario, Canada (8)........    31,453        May 31, 1997
Hong Kong (6).......................    25,600        Not applicable -
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

(8) Facility closed in connection with a restructuring undertaken by the Company. The Company has subleased the Lakeland facility, and continues its efforts to sublease or otherwise terminate the lease with regard to the Dayton and Rexdale Facilities.

            In addition, the Company leases an aggregate of approximately 24,375 square feet of showroom facilities in New York City; Los Angeles and San Francisco, California; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Montreal and Vancouver, Canada; Brussels, Belgium; and Utrecht, Holland. The remaining lease terms at these facilities range between one and ten years.

                                                                            (11)


            Fluf N' Stuf, Inc., leases retail store space in shopping and outlet malls located within the United States. The aggregate square footage of these 23 stores is approximately 47,000 square feet. The remaining lease terms at these facilities range between two and eight years.

ITEM 3.   LEGAL PROCEEDINGS

            In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions, as plaintiff or defendant.

            The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on its business or financial condition. (See Note 14 of the Notes to Consolidated Financial Statements).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                                                            (12)

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.


          NAME                AGE   POSITION WITH THE COMPANY
    -----------------------   ---   -------------------------------
    Russell Berrie ........   62    Chairman of the Board, Chief
                                    Executive Officer and Director

    Arnold S. Bloom........   52    Vice President, Secretary and
                                    General Counsel

    Paul Cargotch..........   50    Vice President - Finance and
                                    Chief Financial Officer

    A. Curts Cooke.........   58    President, Chief Operating
                                    Officer and Director

    Jimmy Hsu..............   45    Executive Vice President
                                    and Director

    Y.B. Lee...............   49    Vice President - Far East
                                    Plush Division

    Guy M. Lombardo........   50    Vice President - Administration
                                    and Information Systems

    Bernard Tenenbaum......   40    Vice President - Corporate
                                    Development

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

                                                                            (13)

            A. Curts Cooke has been employed as President and Chief Operating Officer of the Company since March 17, 1990; Executive Vice President of the Company, from December 1984 and Chief Financial Officer and Secretary of the Company from 1984 until March 17, 1990. Mr. Cooke has served as a director of the Company since 1982.

            Jimmy Hsu has been employed by the Company as Executive Vice President of the Company since July 1, 1994. Prior to that, Mr. Hsu's titles were Senior Vice President - Product Development and Far East Operations since August 1991 and Senior Vice President - Far East Operations from January 1987 through July 1991.

            Y.B. Lee has been employed by the Company as either Managing Director or President - Korean Operations from 1977 to February 1990, when he was elected Vice President - Far East Plush Division.

            Guy M. Lombardo has been employed by the Company as Vice President - Administration and Information Systems since January 1994; and prior to that, was Vice President-Management Information Systems for more than the past five years.

            Bernard Tenenbaum has been employed by the Company as Vice President - Corporate Development since January 14, 1993; he also serves as President and Chief Executive Officer of a division of the Company which focuses on evaluating possible acquisitions for the Company and overseeing the management of the Company's toy subsidiaries. From September 1988 until joining the Company as an officer, Mr. Tenenbaum was a founding Director of the George Rothman Institute of Entrepreneurial Studies, Fairleigh Dickenson University, and was previously Associate Director of the Snider Entrepreneurial Center of the Wharton School.

                                                                            (14)

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

         At December 31, 1994 the Company's Common Stock was held by approximately 817 shareholders of record. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:


                                            HIGH             LOW
                                           -------          -------
1994
----
First Quarter.....................         $15 3/8          $13 1/8
Second Quarter....................          15 5/8           12 3/4
Third Quarter.....................          15 1/2           13 5/8
Fourth Quarter....................          15               13

1993
----
First Quarter.....................         $19 7/8          $14
Second Quarter....................          17               13 1/8
Third Quarter.....................          15 1/2           12 3/8
Fourth Quarter....................          16 5/8           12 7/8

         The Board of Directors declared its first dividend to holders of the Company's Common Stock in November 1986. Since then, a cash dividend has been paid quarterly. The current quarterly rate is $.15 per share. This rate has been in effect since February 1993. From February 1992 to February 1993 the quarterly rate was $.117 per share (restated to reflect the 3-for-2 stock split effective April 1, 1993). The quarterly rate from December 1990 to February 1992 was $.10 (restated). The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its discretion.

                                                                            (15)

ITEM 6.   SELECTED FINANCIAL DATA


                          FOR YEARS ENDED DECEMBER 31,
                  (Dollars in Thousands, Except Per Share Data)

                             1994      1993      1992      1991      1990        1989
                          --------  --------  --------  --------  --------     --------
SUMMARY OF OPERATIONS
Net Sales                 $278,105  $279,111  $444,382  $267,859  $250,579     $246,373

Cost of Sales              143,867   125,923   176,265   109,857   105,443      105,897

Income Before
  Income Taxes *             7,024    17,573    92,999    31,746    23,239       13,745

Provision for
  Income Taxes               1,697     4,391    32,651     9,704     5,817        3,961

Net Income                   5,327    13,182    60,348    22,042    17,422        9,784

Net Income Per Share           .25       .61      2.70       .98       .77          .43

Dividends Per Share            .60       .60       .47       .40       .70**        .27

BALANCE SHEET
Working Capital           $152,454  $178,001  $206,510  $166,538  $154,841     $162,822

Property, Plant and
  Equipment                 25,298    28,133    29,577    27,035    34,010       21,277

Total Assets               254,826   259,115   298,847   226,319   216,459      217,106

Long-Term Debt                   -         -         -     3,000     4,492        2,689

Shareholders' Equity       218,388   224,034   241,259   196,278   188,380      185,519

STATISTICAL
Effective Income
  Tax Rate                   24.2%     25.0%     35.1%     30.6%     25.0%        28.8%

Current Ratio                 5.2       6.1       4.6       7.2       7.6          6.6

Return on Average
  Shareholders' Equity        2.4%      5.7%     27.6%     11.5%      9.3%         5.3%

Net Profit Margin             1.9%      4.7%     13.6%      8.2%      7.0%         4.0%

Number of Employees          1,919     2,126     2,608     2,333     2,569        2,258


* Includes a restructuring charge of $5.0 million in 1993 and $9.5 million in 1989.

**  Includes special dividend of $.40 per share.

                                                                            (16)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1994 AND 1993

         For the year ended December 31, 1994 the Company's net sales of $278,105,000 compares to net sales for the year ended December 31, 1993 of $279,111,000. Included in the results for the year ended December 31, 1994 are the net sales of $82,402,000 achieved by Cap Toys, Inc., which was acquired in October 1993, compared to net sales of Cap Toys, Inc. of $12,653,000 included in the year ended December 31, 1993. Also included in the results for the year ended December 31, 1994 are net sales of $8,315,000 of OddzOn Products, Inc. which was acquired in October 1994. Excluding the net sales of Cap Toys, Inc. and OddzOn Products, Inc., consolidated net sales for the year ended December 31, 1994 decreased $79,070,000 compared to the year ended December 31, 1993. This decrease can be attributed to the significant decrease in the sales of Troll products compared to the prior year. During the year ended December 31, 1994 net sales of Troll products were approximately $7,300,000 compared to approximately $86,700,000 for the year ended December 31, 1993.

         Cost of sales were 51.7% of net sales in 1994 compared to 45.1% of net sales in 1993. This increase can be attributed primarily to the higher gross profit margins on sales of Troll products which represented a larger portion of net sales during 1993 and the effects of the reduction of the selling price of certain of the Company's products in August 1993. Also contributing to the increase in cost of sales are the lower gross profit margins achieved by Cap Toys, Inc. compared to certain of the Company's other sales and distribution channels.

         Selling, general and administrative expense was $129,645,000 or 46.6% of net sales for the year ended December 31, 1994 compared to $133,188,000 or 47.7% of net sales in 1993, a decrease of $3,543,000 or 2.7%. Excluding the increase in selling, general and administrative expense of Cap Toys, Inc. (approximately $20,400,000) and the inclusion of the selling, general and administrative expense of OddzOn Products, Inc.(approximately $3,100,000), selling, general and administrative expense decreased $27,043,000. This decrease can be attributed to a decrease in expenses required to support lower sales levels (approximately $16,600,000), including a reduction in of the number of salespeople, and cost reductions associated with the restructuring program implemented during 1993 of closing and consolidating distribution centers and administrative functions (approximately $7,700,000). Cost reductions related to this restructuring were partly realized in the year ended December 31, 1993, resulting in total annualized savings in excess of $10,000,000. Also contributing to the decrease in selling, general and administrative expense are lower expenses related to the Company's "Just say it with a Russ" consumer advertising program (approximately $2,500,000).

                                                                            (17)

         Investment and other income of $2,431,000 for the year ended December 31, 1994 compares to $2,573,000 in 1993.

         The provision for income taxes as a percent of income before taxes for the year ended December 31, 1994 was 24.2% compared to 25.0% in the prior year.

         Net income for the year ended December 31, 1994 of $5,327,000 compares to net income of $13,182,000 in 1993. This decrease in net income can be attributed to the increase in cost of sales as described above partially offset by the decrease in selling, general and administrative expense. Included in the results of operation for the year ended December 31, 1993 is a restructuring charge of $5,000,000 resulting in an after tax effect on net income of $3,150,000.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1993 AND 1992

         For the year ended December 31, 1993 the Company's net sales of $279,111,000 represents a decrease of $165,271,000 or 37.2% compared to the year ended December 31, 1992. This decrease can be attributed to the significant reduction in net sales of the Company's Troll product line. During 1993 net sales of the products associated with the Troll product line were approximately $86,700,000 or 31.1% of consolidated net sales compared to approximately $250,000,000 or 56.3% of consolidated net sales during 1992. In addition, the Company believes that its customers had experienced a general softness in their business as a result of the growth of mass merchandisers, factory outlet malls and warehouse clubs. Included in the results for the year ended December 31, 1993 are the net sales of $12,653,000 achieved by Cap Toys, Inc., since its acquisition in October 1993.

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

         Selling, general and administrative expense was $133,188,000 for the year ended December 31, 1993 compared to $170,948,000 in 1992, a decrease of $37,760,000 or 22.1%. This decrease can be primarily attributed to a decrease in the expenses required to support lower sales levels, principally salesforce commissions (approximately $30,750,000), and to lower expenses related to the Company's consumer advertising program (approximately $6,200,000).

                                                                            (18)

         Included in the results of operations in 1993 is a restructuring charge of $5,000,000 representing the write-down of certain assets, employee severance costs and other costs related to the closing and consolidating of distribution centers and administrative functions. Also included are additional provisions for future lease obligations relating to a previously closed facility. The restructuring charge resulted in an after tax effect on net income of $3,150,000 or $.15 per share. As expected, this restructuring, in addition to a reduction in the salesforce, resulted in an annualized savings in selling, general and administrative expense of approximately $10,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1994 the Company had cash and cash equivalents and short-term investments of $47,961,000 compared to $82,899,000 at December 31, 1993.

         During the year ended December 31, 1994, the Company generated net cash flows from operating activities of $787,000. In 1994 funds of $23,709,000 were used for the acquisition of OddzOn Products, Inc., which was acquired in October, 1994. Funds were also used for the payment of dividends amounting to $12,874,000.

         The Company has available $88,089,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. At December 31, 1994 letters of credit of $29,894,000 were outstanding. There were no direct borrowings under the bank lines of credit. Working capital requirements during 1994 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

                                                                            (19)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Russ Berrie and Company, Inc.:

         We have audited the accompanying consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 1992 the Company changed its method of accounting for income taxes.

                                                 COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
February 3, 1995

                                                                            (20)

                        CONSOLIDATED STATEMENT OF INCOME
                         FOR THE YEARS ENDED DECEMBER 31

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1994        1993       1992
                                                  --------    --------   --------
Net sales ...................................     $278,105    $279,111   $444,382
Cost of sales................................      143,867     125,923    176,265
                                                  --------    --------   --------
   GROSS PROFIT..............................      134,238     153,188    268,117
Selling, general and administrative expense..      129,645     133,188    170,948
Litigation...................................         -           -         6,300
Restructuring charge.........................         -          5,000        -
Investment and other income - net ...........        2,431       2,573      2,130
                                                  --------    --------   --------
   INCOME BEFORE INCOME TAXES................        7,024      17,573     92,999
Provision for income taxes...................        1,697       4,391     32,651
                                                  --------    --------   --------
   NET INCOME................................     $  5,327    $ 13,182   $ 60,348
                                                  ========    ========   ========
NET INCOME PER SHARE.........................     $    .25    $    .61   $   2.70
                                                  ========    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                            (21)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in Thousands)

                                             ADDITIONAL             FOREIGN
                                    COMMON      PAID      RETAINED  CURRENCY     TREASURY
                                    STOCK    IN CAPITAL   EARNINGS  TRANSLATION    STOCK
                                    ------   ----------   --------  -----------  --------
BALANCE AT DECEMBER 31, 1991.....   $2,266     $21,095    $175,421   $3,070      $ (5,574)

Net income.......................        -           -      60,348        -             -

Share transactions under
  stock option plans.............       82      10,282           -        -             -

Cash dividends ($.47 per share)..        -           -     (10,504)       -             -

Foreign currency
  translation adjustment.........        -           -           -   (5,158)            -

Transactions in treasury shares..        -           -           -        -       (10,069)
                                    ------     -------    --------   -------     --------
BALANCE AT DECEMBER 31, 1992.....    2,348      31,377     225,265   (2,088)      (15,643)

Net income.......................       -           -       13,182        -             -

Share transactions under
  stock option plans.............       40       5,463           -        -             -

Cash dividends ($.60 per share)..        -           -     (12,797)       -             -

Foreign currency
  translation adjustment.........        -           -           -     (899)            -

Transactions in treasury shares..        -           -           -        -       (22,214)
                                    ------     -------    --------   -------     --------
BALANCE AT DECEMBER 31, 1993.....    2,388      36,840     225,650   (2,987)      (37,857)

Net income.......................        -           -       5,327        -             -

Share transactions under
  stock option plans.............        7       1,035           -        -             -

Cash dividends ($.60 per share)..        -           -     (12,874)       -             -

Foreign currency
  translation adjustment.........        -           -           -      859             -
                                    ------     -------    --------   -------     --------
BALANCE AT DECEMBER 31, 1994.....   $2,395     $37,875    $218,103  $(2,128)     $(37,857)
                                    ======     =======    ========   =======     ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                            (22)

                           CONSOLIDATED BALANCE SHEET
                                 AT DECEMBER 31,
                             (Dollars in Thousands)

                                                     1994       1993
                                                  --------   --------
ASSETS
Current assets
  Cash and cash equivalents....................   $ 42,758   $ 51,478
  Short-term investments.......................      5,203     31,421
  Accounts receivable, trade, less allowances;
   $5,651 in 1994 and $3,830 in 1993 ..........     55,474     46,899
  Inventories..................................     67,052     66,110
  Prepaid expenses and other current assets....      4,229      5,005
  Deferred income taxes........................     14,176     12,169
                                                  --------   --------
          TOTAL CURRENT ASSETS.................    188,892    213,082

Property, plant and equipment - net............     25,298     28,133
Goodwill and other intangible assets - net.....     35,913     16,420
Other assets...................................      4,723      1,480
                                                  --------   --------
          TOTAL ASSETS.........................   $254,826   $259,115
                                                  ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable.............................   $  6,972   $  5,235
  Accrued expenses.............................     24,795     23,171
  Accrued restructuring costs..................      4,527      6,283
  Accrued income taxes.........................        144        392
                                                  --------   --------
          TOTAL CURRENT LIABILITIES............     36,438     35,081

Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1994, 23,953,530
    shares; 1993, 23,876,274 shares............      2,395      2,388
  Additional paid in capital...................     37,875     36,840
  Retained earnings............................    218,103    225,650
  Foreign currency translation adjustments.....     (2,128)    (2,987)
  Treasury stock, at cost (2,454,813 shares)...    (37,857)   (37,857)
                                                  --------   --------
          TOTAL SHAREHOLDERS' EQUITY...........    218,388    224,034
                                                  --------   --------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY.................   $254,826   $259,115
                                                  ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                            (23)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                             (Dollars in Thousands)

                                                     1994        1993        1992
                                                   -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $ 5,327     $13,182     $60,348
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation................................     4,549       5,172       5,525
    Amortization of intangible assets...........     2,483       1,193       1,067
    Provision for accounts receivable reserves..     5,581       2,198       4,973
    Gains or losses from sale or disposal
      of fixed assets...........................      (353)       (203)        570
    Changes in assets and liabilities
      Accounts receivable.......................   (14,156)     34,509     (17,598)
      Inventories...............................     3,263      17,207     (19,377)
      Deferred income taxes.....................    (2,007)     (1,573)     (2,597)
      Prepaid expenses and other current assets.       942        (912)        842
      Goodwill and other intangible assets......    (2,610)       (205)       (418)
      Other assets..............................    (3,139)         87        (165)
      Accounts payable..........................     1,737      (1,620)      2,013
      Accrued expenses..........................     1,174     (10,495)     19,023
      Accrued restructuring costs...............    (1,755)      2,823       1,924
      Accrued income taxes......................      (249)    (10,886)      7,325
                                                   -------     -------     -------
        Total adjustments.......................    (4,540)     37,295       3,107
                                                   -------     -------     -------
        Net cash provided by
          operating activities..................       787      50,477      63,455

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in short-term investments.    26,218        (979)    (30,442)
  Proceeds from sale of fixed assets............     1,362       1,928         314
  Capital expenditures..........................    (2,405)     (5,190)    (10,130)
  Acquisitions..................................   (23,709)    (24,175)          -
                                                   -------     -------     -------
        Net cash provided by (used in)
          investing activities..................     1,466     (28,416)    (40,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt....................         -      (3,000)     (1,000)
  Issuance of common stock......................     1,042       5,503      10,364
  Dividends.....................................   (12,874)    (12,797)    (10,504)
  Transactions in treasury shares...............         -     (22,214)    (10,069)
                                                   -------     -------     -------
        Net cash (used in) financing
          activities............................   (11,832)    (32,508)    (11,209)
  Effect of exchange rate.......................       859        (360)     (1,090)
                                                   -------     -------     -------
Net increase (decrease) in cash and
  cash equivalents..............................    (8,720)    (10,807)     10,898
Cash and cash equivalents at beginning of year..    51,478      62,285      51,387
                                                   -------     -------     -------
Cash and cash equivalents at end of year........   $42,758     $51,478     $62,285
                                                   =======     =======     =======
CASH PAID DURING THE YEAR FOR:
    Interest....................................   $   353     $   531     $   392
    Income taxes................................   $ 3,953     $16,851     $28,674

The accompanying notes are an integral part of the consolidated financial statements.

                                                                            (24)

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

SHORT-TERM INVESTMENTS

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective with the year ended December 31, 1994.

         As of December 31, 1994 short-term investments in debt securities have been categorized as available for sale and as a result are stated at fair value. As of December 31, 1993 short-term investments were stated at cost plus accrued interest which approximates market.

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

                                                                            (25)

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill, which represents the excess of purchase price of acquired assets over the fair market value of net assets acquired, is being amortized using the straight-line method over fifteen years or less. The Company evaluates the recoverability of goodwill based upon estimated future income of operating entities. Other intangible assets acquired are being amortized over the period for which benefit is derived which ranges from two to six years. Accumulated amortization was $6,366,000 and $3,876,000 at December 31, 1994 and 1993,
respectively.

FOREIGN CURRENCY TRANSLATION

         Aggregate foreign exchange gains or losses resulting from the translation of those foreign currency financial statements which are denominated in the local currency of each foreign subsidiary are recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in investment and other income - net.

ACCOUNTING FOR INCOME TAXES

         For the year ended December 31, 1992 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

NET INCOME PER SHARE

         Net income per share is based on the weighted average number of shares outstanding during the year. The number of shares used in the computation at December 31, 1994, 1993 and 1992 were 21,458,099; 21,470,672; and 22,391,739, respectively.

POST-EMPLOYMENT BENEFITS

         In November 1992, Statement of Financial Accounting Standards No. 112 was issued which establishes the method of accounting for post-employment benefits. The Company does not offer any post-employment benefits to employees and, as such, there is no impact of this statement on the consolidated financial statements.

                                                                            (26)

FOREIGN CURRENCY CONTRACTS

         The Company enters into forward exchange contracts and currency options, principally to hedge the purchase of inventory by its foreign subsidiaries. Gains and losses are reported as a component of the related transactions. The Company does not speculate in foreign currencies. At December 31, 1994 and 1993 the aggregate amount of foreign exchange contracts was $1,500,000 and $1,000,000, respectively.

ACQUISITION

     In October 1994, the Company completed the acquisition of substantially all of the assets, including inventory, of OddzOn Products, Inc., a toy company based in Campbell, California. The acquisition, accounted for as a purchase, was funded entirely by the Company's cash and $19,344,000 of goodwill was recorded. Additional payments may be required based upon the attainment of certain future operating profit levels of OddzOn Products, Inc. Amounts related to additional payments will be accrued and charged to goodwill when they become earned.

         In October 1993, the Company acquired substantially all of the assets of Cap Toys, Inc., a toy company based in Ohio, and $13,606,000 of goodwill was recorded. Under the purchase agreement, additional payments may be required based upon the attainment of certain operating profit levels of Cap Toys, Inc. During the year ended December 31, 1994, $2,563,000 was charged to goodwill related to these additional payments.

NOTE 2 - SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 1994 and December 31, 1993 include the following:

                                         December 31,
                                   1994                    1993
                        ---------------------    ------------------------
                         Cost      Fair Value       Cost       Fair Value
                        ---------  ----------    -----------  -----------
U.S. government
 securities...........          -           -    $ 7,043,000  $ 7,139,000

Tax exempt
 municipal bonds......  $5,268,000  $5,203,000    21,326,000   21,480,000

Corporate debt
 securities...........           -           -     2,764,000    2,802,000
                        ----------  ----------   -----------  -----------
                        $5,268,000  $5,203,000   $31,133,000  $31,421,000
                        ==========  ==========   ===========  ===========


The maturities of short-term investments as of December 31, 1994 are due after one year and before five years.

                                                                            (27)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                 DECEMBER 31,
                                         ----------------------------
                                             1994            1993
                                         -----------     ------------
Land............................         $ 6,071,000     $  6,068,000
Buildings.......................          10,607,000       11,033,000
Machinery and equipment.........          21,899,000       22,152,000
Furniture and fixtures..........           6,197,000        6,022,000

Leasehold improvements..........           7,766,000        8,413,000
                                         -----------      -----------
                                          52,540,000       53,688,000
Less, Accumulated depreciation
 and amortization...............          27,242,000       25,555,000
                                         -----------      -----------
                                         $25,298,000      $28,133,000
                                         ===========      ===========

NOTE 4 - LINES OF CREDIT

     Under its existing domestic bank lines of credit, the Company has available $75,000,000 of direct borrowings and letters of credit at any one time.

     The maximum amount available to the Company's foreign operations at December 31, 1994 under local lines of credit is $13,089,000. These lines, which are guaranteed by the Company, provide for direct borrowings, letters of credit, and overdraft facilities.

     In connection with the purchase of imported merchandise, the Company, at December 31, 1994 had letters of credit outstanding of $29,894,000.

NOTE 5 - ACCRUED EXPENSES

     Accrued expenses at December 31, 1994 and 1993 include accrued sales commissions of $1,625,000 and $2,110,000, respectively. At December 31, 1994 accrued expenses include accrued advertising of $2,653,000 and an accrual of $2,349,000 related to additional payments required pursuant to the asset purchase agreement with Cap Toys, Inc. Accrued expenses at December 31, 1994 and 1993 also include accrued litigation of $6,300,000 (see Note 14).

NOTE 6 - RESTRUCTURING CHARGE

    A restructuring charge of $5,000,000 was recorded in the year ended December 31, 1993. This charge includes the write-down of certain assets, employee severance costs and other incremental costs related to the closing, moving and consolidating of distribution and administrative functions. As of December 31, 1994 the remaining accrual primarily represents future lease obligations, through 1997, related to previously closed facilities. One such facility is leased from a partnership in which a director of the Company is a general partner (see Note 9).

                                                                            (28)

NOTE 7 - INVESTMENT AND OTHER INCOME - NET

    The significant components of investment and other income - net for the years ended December 31, 1994, 1993, and 1992 are shown as follows:

                                      1994          1993          1992
                                   ----------    ----------   ----------
Investment income...............   $2,214,000    $3,033,000   $2,647,000
Interest expense................     (244,000)     (617,000)    (470,000)
Foreign currency transactions...      (87,000)     (583,000)    (582,000)
Other...........................      548,000       740,000      535,000
                                   ----------    ----------   ----------
                                   $2,431,000    $2,573,000   $2,130,000
                                   ==========    ==========   ==========

NOTE 8 - INCOME TAXES

    The Company and its domestic subsidiaries file a consolidated Federal income tax return.

    Income before income taxes was:

                                    YEARS ENDED DECEMBER 31,
                           ---------------------------------------
                               1994          1993          1992
                           -----------   -----------   -----------
United States...........   $ 4,225,000   $ 7,140,000   $60,039,000
Foreign.................     2,799,000    10,433,000    32,960,000
                           -----------   -----------   -----------
                           $ 7,024,000   $17,573,000   $92,999,000
                           ===========   ===========   ===========


    The provision for income taxes consists of the following:

                                      YEARS ENDED DECEMBER 31,
                           ---------------------------------------
                               1994           1993         1992
                           -----------   -----------   -----------
CURRENTLY PAYABLE:
Federal.................   $ 2,348,000   $ 2,785,000   $22,614,000
Foreign.................       544,000     2,653,000     9,318,000
State...................       812,000       526,000     3,316,000
                           -----------   -----------   -----------
                           $ 3,704,000     5,964,000    35,248,000
DEFERRED:
Federal.................    (3,023,000)   (1,572,000)   (2,313,000)
Foreign.................      (342,000)      (30,000)       92,000
State...................     1,358,000        29,000      (376,000)
                           -----------   -----------   -----------
                            (2,007,000)   (1,573,000)   (2,597,000)
                           -----------   -----------   -----------

                           $ 1,697,000   $ 4,391,000   $32,651,000
                           ===========   ===========   ===========


                                                                            (29)

A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

                                                YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                            1994           1993           1992
                                        -----------    -----------    -----------
Tax at U.S. Federal statutory rate....  $ 2,458,00     $ 6,151,000    $31,620,000
State income tax net of Federal
  tax benefit.........................      287,000        342,000      2,188,000
Foreign rate differences..............      242,000     (1,029,000)    (1,797,000)
Charitable contributions..............            -       (901,000)    (1,246,000)
Tax advantaged investment income......     (301,000)      (561,000)      (540,000)
Provision for foreign dividends.......   (3,000,000)     1,200,000      1,800,000
Change in enacted rates...............      (52,000)      (414,000)             -
Change in valuation allowance.........    1,275,000        750,000              -
Adjustment of estimated liabilities         707,000              -              -
Other, net............................       81,000     (1,147,000)       626,000
                                        -----------    -----------    -----------
                                        $ 1,697,000    $ 4,391,000    $32,651,000
                                        ===========    ===========    ===========

     The components of the net deferred tax asset, net of a valuation allowance of $2,025,000 (primarily relating to deferred state taxes), resulting from differences between accounting for financial reporting purposes and accounting for tax purposes were as follows:

                                                 December 31,
                                          ------------------------
                                              1994          1993
                                          -----------  -----------
ASSETS:
Inventory capitalization................  $ 2,174,000  $ 2,940,000
Reserves not deducted for tax purposes..    6,533,000    5,440,000
Accrued restructuring costs.............    1,695,000    2,345,000
Litigation..............................    2,145,000    2,856,000
Charitable contribution carryforward....    1,270,000    1,624,000
Other...................................      681,000      432,000
                                          -----------  -----------
                                           14,498,000   15,637,000

LIABILITIES:

Depreciation............................      259,000      468,000
Other...................................       63,000            -
Unremitted earnings of foreign
 subsidiaries...........................            -    3,000,000
                                          -----------  -----------
                                              322,000    3,468,000
                                          -----------  -----------
Net deferred tax asset..................  $14,176,000  $12,169,000
                                          ===========  ===========

     U.S. income taxes or foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, which are considered to be permanently reinvested. The amount of such earnings was approximately $58,566,000 as of December 31, 1994. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable.

                                                                            (30)

NOTE 9 - RELATED PARTY TRANSACTIONS

     Certain buildings, referred to in Note 10, are leased from Russell Berrie, the Company's majority shareholder, or entities owned or controlled by him. Rentals under these leases for the years ended December 31, 1994, 1993 and 1992 were $4,307,000, $4,406,000 and $4,133,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $8,373,000 as of December 31, 1994, $2,000,000 of which is collateralized by assets of the Company.

     The Company also leases a facility from a partnership in which a director of the Company is a general partner. Annual rentals under this lease agreement for the years ended December 31, 1994, 1993, and 1992 were $996,000, $996,000 and $831,000, respectively. This facility is included in the estimate for future lease obligations with respect to the accrued restructuring costs (see Note 6).

NOTE 10 - LEASES

     At December 31, 1994, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to twenty-four years.

     Rent expense for the years ended December 31, 1994, 1993 and 1992, amounted to $8,264,000, $8,456,000 and $8,167,000, respectively.

     The approximate aggregate future rental payments as of December 31, 1994 under operating leases are as follows:


               1995............................   $ 8,896,000
               1996............................     8,175,000
               1997............................     7,614,000
               1998............................     6,243,000
               1999............................     4,379,000
               Later years.....................    12,872,000


NOTE 11 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

     The Company has three stock option plans and an employee stock purchase plan. As of December 31, 1994 and January 1, 1994 there were 3,533,713 and 3,800,000 shares of common stock, respectively, reserved for issuance under all stock plans. There are outstanding options under prior plans; however, these plans have been terminated and no additional options can be granted. The option price for all stock option plans is equal to the closing price of the stock as of the date the option is granted and no options may be exercised within one year from the date of grant.

                                                                            (31)

         Options are exercisable at prices ranging from $9.34 to $21.17 per share under the various plans. The exercise price of options exercised during 1994 ranged from $9.34 to $14.25. Summarized stock option data follows:

                                           Stock         Stock
                                           Option        Option
                                           And           Plans For
                                 Stock     Restricted    Outside
                             Option Plans  Stock Plans*  Directors*
                             ------------  ------------  ----------
Outstanding as of
       December 31, 1991...   1,280,274      159,654      60,000
Granted during the year....     318,338       43,229      15,000
Exercised during the year..    (693,162)     (63,909)    (15,000)
Cancelled during the year..     (41,573)           -           -
Surrendered upon exercise
       of SARs.............           -      (31,871)     (3,000)
                              ---------      -------     -------
Outstanding as of
       December 31, 1992        863,877      107,103      57,000
Granted during the year ...     455,453       30,391      15,000
Exercised during the year..    (285,729)     (51,592)          -
Cancelled during the year..    (101,481)           -           -
                              ---------      -------     -------
Outstanding as of
       December 31, 1993        932,120       85,902      72,000
Granted during the year....     234,269       37,117      15,000
Exercised during the year..     (73,168)      (3,989)    (12,000)
Cancelled during the year..    (147,563)     (22,262)          -
                              ---------      -------     -------
Outstanding as of
       December 31, 1994...     945,658       96,768      75,000
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

         Under the Employee Stock Purchase Plan, the option price is 90% of the closing market price of the stock on the first business day of the plan year. During 1994, 4,981 shares were acquired under this plan. The 1994 Employee Stock Purchase Plan has 145,019 shares reserved for future issuance.

NOTE 12 - RETIREMENT PLAN AND 401(K) PLAN

     As of December 31, 1994, the Company had a non-contributory retirement plan for substantially all employees which provides for contributions by the Company, on a calendar year basis, in such amounts (subject to certain maximum limitations) as the Board of Directors may determine.

                                                                            (32)

     There were no provisions for contributions charged to operations for the year ended December 31, 1994. The provisions for contributions charged to operations for the years ended December 31, 1993 and 1992 were $1,991,000 and $2,384,000, respectively. Effective February 1, 1995, the Company converted its retirement plan to a 401(k) Plan. Employees may, up to certain prescribed limits, contribute to the 401(k) Plan and a portion of these contributions is matched by the Company.

NOTE 13 - BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

     The Company's operations by business segment and geographic area are presented below:


Financial data by business segment
----------------------------------
                                              1994            1993
                                          ------------    ------------
REVENUES:
Gift..............................        $187,388,000    $266,458,000
Toys..............................          90,717,000      12,653,000
                                          ------------    ------------
Consolidated......................        $278,105,000    $279,111,000
                                          ============    ============
OPERATING INCOME:
Gift..............................        $  1,401,000    $ 26,739,000
Toys..............................          12,277,000         977,000
Corporate expense
 and investment income............          (6,654,000)    (10,143,000)
                                          ------------    ------------
Consolidated......................        $  7,024,000    $ 17,573,000
                                          ============    ============
IDENTIFIABLE ASSETS:
Gift* ............................        $183,869,000    $232,905,000
Toys..............................          70,957,000      26,210,000
                                          ------------    ------------
Consolidated......................        $254,826,000    $259,115,000
                                          ============    ============
DEPRECIATION AND AMORTIZATION:
Gift..............................        $  5,297,000    $  6,073,000
Toys..............................           1,735,000         292,000
                                          ------------    ------------
Consolidated......................        $  7,032,000    $  6,365,000
                                          ============    ============
CAPITAL EXPENDITURES:
Gift..............................        $  1,870,000    $  5,109,000
Toys..............................             854,000         478,000
                                          ------------    ------------
Consolidated......................        $  2,724,000    $  5,587,000
                                          ============    ============

*Includes short-term investments.

                                                                            (33)

Financial data by geographic area

                              1994            1993            1992
                          ------------    ------------    ------------
REVENUES:
United States...........  $228,833,000    $213,101,000    $344,952,000
Europe..................    23,024,000      33,230,000      52,831,000
Other Foreign...........    26,248,000      32,780,000      46,599,000
                          ------------    ------------    ------------
Consolidated............  $278,105,000    $279,111,000    $444,382,000
                          ============    ============    ============
NET INCOME:
United States...........  $  2,730,000     $ 5,372,000     $36,798,000
Europe..................      (719,000)      2,434,000       9,696,000
Other Foreign...........     3,316,000       5,376,000      13,854,000
                          ------------    ------------    ------------
Consolidated............  $  5,327,000     $13,182,000     $60,348,000
                          ============    ============    ============
IDENTIFIABLE ASSETS:
United States...........  $189,731,000    $189,385,000    $218,571,000
Europe..................    29,119,000      30,877,000      38,507,000
Other Foreign...........    35,976,000      38,853,000      41,769,000
                          ------------    ------------    ------------
Consolidated............  $254,826,000    $259,115,000    $298,847,000
                          ============    ============    ============

NOTE 14 - LITIGATION

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

                                                                            (34)

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following selected financial data for the eight quarters ended December 31, 1994 are derived from unaudited financial statements and include, in the opinion of management, all adjustments necessary for fair presentation of the results for the interim periods presented and are of a normal recurring nature. However, the quarter ended December 31, 1993 includes a restructuring charge of $5,000,000 ($3,150,000 or $.15 per share after taxes) and a provision for slow moving inventory of $4,380,000 ($2,760,000 or $.13 per share after taxes):


                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     FOR QUARTERS ENDED
                       -----------------------------------------------
                        MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                       ----------   ---------    ---------   ---------
1994
Net sales............  $ 64,167     $ 57,546     $ 82,850    $ 73,542

Gross profit.........    32,606       25,313       42,754      33,565

Net income (loss)....     1,022       (3,327)       5,742       1,890

Net income (loss)
 per share...........  $   0.05     $  (0.16)    $   0.27    $   0.09

1993
Net sales............  $ 96,310    $  49,887     $ 70,738    $ 62,176

Gross profit.........    58,575       27,099       40,459      27,055

Net income (loss)....    13,634       (3,001)       6,322      (3,773)

Net income (loss)
 per share...........  $   0.62    $   (0.14)     $  0.30    $  (0.18)


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                                                            (35)

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to this item appears under the caption "ELECTION OF DIRECTORS" on pages 1 through 3 of the 1995 Proxy Statement, which is incorporated herein by reference and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" on pages 12 and 13 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information relating to this item appears under the caption "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD" on page 3, "DIRECTOR COMPENSATION" on pages 3 through 5, "EXECUTIVE COMPENSATION" on pages 11 through 13 and "COMPENSATION COMMITTEE REPORT" on pages 6 and 7 in the 1995 Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

         Information relating to this item appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" on pages 9 and 10 of the 1995 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to this item appears under the captions "EXECUTIVE COMPENSATION" on pages 11 through 13, "CERTAIN TRANSACTIONS" on pages 14 and 15 and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" on page 7 of the 1995 Proxy Statement, which is incorporated herein by reference.

                                                                            (36)

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT.

1. FINANCIAL STATEMENTS:

                                                 Page Number
                                                   in this
                                                   Report
                                                 -----------
Report of Independent Accountants.............       19

Consolidated Statement of Income for the
years ended December 31, 1994, 1993 and 1992..       20

Consolidated Statement of Changes in
Shareholders' Equity for the years ended
1994, 1993 and 1992...........................       21

Consolidated Balance Sheet at December 31,
1994 and 1993.................................       22

Consolidated Statement of Cash Flows for the
years ended December 31, 1994, 1993 and 1992..       23

Notes to Consolidated Financial Statements....       24 - 34

--------------

2.  FINANCIAL STATEMENT SCHEDULE:

Schedule VIII  - Valuation and qualifying
                 accounts.....................       S-2

--------------
Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

                                                                            (37)

3.  EXHIBITS:

Exhibit No.
-----------
    3.1(a)             Restated Certificate of Incorporation of the Registrant and
                            amendment thereto.  (9)

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

(3) Incorporated by reference to Amendment No. 1 to Registration Statement No. 2-88797 on Form S-1, as filed on March 13, 1984.

(9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 on Form S-1, as filed on December 16, 1986.

(11) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

(23) Incorporated by reference to Registration No. 33-51823 on Form S-8, as filed on January 6, 1994.

                                                                            (38)


Exhibit No.
-----------
      10.26               Lease Agreement, dated April 1, 1981, between Tri-State
                                 Realty and Investment Company and Russ Berrie and
                                 Company, Inc.  (4)

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

      10.32               Specimen of State of New Jersey Economic Development
                                 Authority $2,000,000 Economic Development Bond (Tri-
                                 State Realty and Investment Company -- 1980 Project),
                                 dated April 6, 1981. (4)

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

      10.36               Letter of Credit and Reimbursement Agreement, dated as
                                 of December 1, 1983, between Russ Berrie and Company,
                                 Inc. and Citibank, N.A. (4)

      10.37               Loan Agreement, dated as of December 1, 1983, between
                                 the New Jersey Economic Development Authority and
                                 Russell Berrie. (4)

----------------
(4) Incorporated by reference to Registration Statement No. 2-88797 on Form S-1 as filed on February 2, 1984.

                                                                            (39)

Exhibit No.
-----------

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

 (8) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1985.

 (9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.

(11) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

(13) Incorporated by reference to Form S-8 Registration Statement No. 33-26161, as filed on December 16, 1988.

                                                                            (40)

Exhibit No.
-----------

         10.73            Russ Berrie and Company, Inc. Deferred Compensation
                               Plan. (9)

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


--------------

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

(14) Incorporated by reference to Form S-8 Registration Statement No. 33-27406, as filed on March 16, 1989.

(15) Incorporated by reference to Form S-8 Registration Statement No. 33-27897, as filed on April 5, 1989.

(16) Incorporated by reference to Form S-8 Registration Statement No. 33-27898, as filed on April 5, 1989.

(17) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.

                                                                            (41)

Exhibit No.
-----------

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

----------------
(17) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.

(18) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.

(19) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

                                                                            (42)

Exhibit No.
-----------

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

       10.105             Russ Berrie and Company, Inc. 1994 Stock Option Plan
                               for Outside Directors. (21)

       10.106             Russ Berrie and Company, Inc. 1994 Stock Option and
                               Restricted Stock Plan. (21)

       10.107             Russ Berrie and Company, Inc. 1994 Employee Stock
                               Purchase Plan. (21)

       10.108             Asset Purchase Agreement dated October 1, 1993 by and
                               between RBTACQ, Inc. and Cap Toys, Inc. (22)

       10.109             Asset Purchase Agreement Dated September 30, 1994 by
                               and among RBCACQ, Inc. and OddzOn Products, Inc.,
                               Scott Stillinger and Mark Button. (23)

       21.1               List of Subsidiaries

       23.1               Report of Independent Accountants

       23.2               Consent of Independent Accountants

       27.1               Financial Data Schedule

----------------

(20) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991.

(21) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.

(22) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(23) Incorporated by Reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(b)   REPORTS ON FORM 8-K

      No reports on From 8-K were filed by the Company during the quarter ended December 31, 1994.

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

                                      Russ Berrie and Company, Inc.
                                              (Registrant)

                                   By  /s/ Paul Cargotch
                                      -----------------------------
                                      Paul Cargotch
                                      Vice President - Finance and
                                      Chief Financial Officer

3/24/95
-----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures                                   Date
            ----------                                   ----

/s/ Russell Berrie                                     3/24/95
----------------------------------------------        ---------
Russell Berrie, Chairman of the Board,
Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ A. Curts Cooke                                     3/24/95
----------------------------------------------        ---------
A. Curts Cooke, President, Chief
Operating Officer and Director
(Principal Operating Officer)

/s/ Paul Cargotch                                      3/24/95
----------------------------------------------        ---------
Paul Cargotch, Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                            (45)

                                                        3/  /95
-----------------------------------------------         -------
Raphael Benaroya, Director

/s/ Art Charpentier                                     3/24/95
-----------------------------------------------         -------
Arthur D. Charpentier, Director

/s/ Jimmy Hsu                                           3/23/95
-----------------------------------------------         -------
Jimmy Hsu, Director

                                                        3/  /95
-----------------------------------------------         -------
Charles Klatskin, Director

/s/ Joseph Kling                                        3/24/95
-----------------------------------------------         -------
Joseph Kling, Director

                                                        3/  /95
-----------------------------------------------         -------
William A. Landman, Director

/s/ Sidney Slauson                                      3/24/95
-----------------------------------------------         -------
Sidney Slauson, Director

/s/ Bernard Tenenbaum                                   3/24/95
-----------------------------------------------         -------
Bernard Tenenbaum, Director

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

COLUMN A                                     COLUMN B     COLUMN C     COLUMN D    COLUMN E
--------                                    ----------   ----------  -----------  ---------
                                            BALANCE AT                             BALANCE
                                             BEGINNING   CHARGED TO                 AT END
DESCRIPTION                                  OF PERIOD    EXPENSES   DEDUCTIONS*  OF PERIOD
-----------                                 ----------   ----------  -----------  ---------
Allowance for accounts receivable:

Year ended December 31, 1992                   $ 3,468     $ 4,859     $ 3,098     $ 5,229
Year ended December 31, 1993                     5,229       2,198       3,597       3,830
Year ended December 31, 1994                     3,830       5,581       3,760       5,651

Allowance for slow moving inventory items:

Year ended December 31, 1992                   $ 7,033     $ 6,470     $ 1,853     $11,650
Year ended December 31, 1993                    11,650       7,451       3,323      15,778
Year ended December 31, 1994                    15,778       7,062       4,683      18,157

*Principally account write-offs, allowances and disposal of merchandise, respectively.

                                  Exhibit Index

Exhibit Numbers

21.1     List of Subsidiaries

23.1     Report of Independent Accountants

23.2     Consent of Independent Accountants

27.1     Financial Data Schedule