Form 10-Q
period 1995-03-31
RUSS BERRIE & CO INC
filed 1995-05-15
CIK 739878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... March 31, 1995
                                       OR
  { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                 OUTSTANDING AT MAY 8, 1995
              -----                 --------------------------
Common stock, $.10 stated value              21,532,332

                         RUSS BERRIE AND COMPANY, INC.

                                     INDEX



                                                              PAGE
PART I - FINANCIAL INFORMATION                               NUMBER
     Item 1.  Financial Statements


              Consolidated Balance Sheet as of
              March 31, 1995 and December 31, 1994               3


              Consolidated Statement of Income
              for the three-month periods ended
              March 31, 1995 and 1994                            4


              Consolidated Statement of Cash Flows
              for the three-month periods ended
              March 31, 1995 and 1994                            5


              Notes to Consolidated Financial Statements         6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                         7 and 8


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                   9

              Signatures                                        10





                                      (2)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                        (UNAUDITED)
    ASSETS                                    MARCH 31,        DECEMBER 31,
    ------                                       1995             1994
                                              -------------    ------------
Current assets
  Cash and cash equivalents                     $ 38,311          $ 42,758
  Short-term investments                               -             5,203
  Accounts receivable, trade, net                 60,815            55,474
  Merchandise inventories                         70,940            67,052
  Prepaid expenses and other current assets        5,246             4,229
  Deferred income taxes                           14,176            14,176
                                                --------          --------
   Total current assets                          189,488           188,892

Property, plant and equipment - net               25,315            25,298
Goodwill and other intangible assets - net        35,242            35,913
Other assets                                       5,208             4,723
                                                --------          --------
   Total assets                                 $255,253          $254,826
                                                ========          ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Current liabilities
  Accounts payable                              $  6,045          $  6,972
  Accrued expenses                                23,517            24,795
  Accrued restructuring costs                      3,738             4,527
  Accrued income taxes                             1,362               144
                                                --------          --------
   Total current liabilities                      34,662            36,438

Shareholders' equity
  Common stock; $.10 stated value;
  authorized 50,000,000 shares;
  issued 23,980,563 at March 31, 1995
  and 23,953,530 at December 31, 1994              2,398             2,395
  Additional paid-in capital                      38,216            37,875
  Retained earnings                              218,958           218,103
  Foreign currency translation adjustments        (1,124)           (2,128)
  Treasury stock, at cost (2,454,813 shares
    at March 31, 1995 and December 31, 1994)     (37,857)          (37,857)
                                                --------          --------
   Total shareholders' equity                    220,591           218,388
                                                --------          --------
   Total liabilities and shareholders'
    equity                                      $255,253          $254,826
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

                                      (3)

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                (UNAUDITED)
                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                             1995         1994
                                            ------       ------
Net sales                                   $80,118       $64,167

Cost of sales                                39,324        31,561
                                                                                                                             ------

                                            -------       -------
Gross profit                                 40,794        32,606

Selling, general
 and administrative expense                  35,843        31,532

Investment and other income-net                 728           564
                                            -------       -------

Income before income taxes                    5,679         1,638

Provision for income taxes                    1,596           616
                                            -------       -------

Net income                                  $ 4,083       $ 1,022
                                            =======       =======


Net income per share                        $  0.19       $  0.05
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



                                      (4)

                         RUSS BERRIE AND COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        -----------------
                                                         1995        1994
                                                         ----        ----
Cash flows from operating activities:
Net income                                            $ 4,083      $ 1,022
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                           1,054        1,168
 Amortization of intangible assets                        745          427
 Provision for accounts receivable reserves             1,879          651
 Loss on sale of assets and other, net                   (125)          (2)
 Changes in assets and liabilities
    Accounts receivable                                (7,220)      (3,289)
    Inventories                                        (3,889)       5,431
    Prepaid expenses                                   (1,017)        (289)
    Goodwill and other intangible assets                  (74)        (246)
    Other assets                                         (485)        (131)
    Accounts payable                                     (927)        (816)
    Accrued expenses                                   (1,278)      (3,889)
    Accrued restructuring costs                          (789)        (390)
    Accrued and deferred income taxes                   1,218          411
                                                      -------      -------
      Total adjustments                               (10,908)        (964)
                                                      -------      -------
      Net cash provided by (used in)
      operating activities                             (6,825)          58

Cash flows from investing activities:
 Decrease (increase) in short-term investments          5,203         (475)
 Proceeds from sale of fixed assets                        95          147
 Capital expenditures                                  (1,040)        (691)
                                                      -------      -------
      Net cash provided by (used in) investing
      activities                                        4,258       (1,019)

Cash flows from financing activities:
 Common stock transactions                                344          193
 Dividends                                             (3,228)      (3,215)
                                                      -------      -------
      Net cash (used in) financing activities          (2,884)      (3,022)

Effect of exchange rate changes on cash
 and cash equivalents                                   1,004         (318)
                                                      -------      -------

Net (decrease) in cash and cash equivalents            (4,447)      (4,301)

Cash and cash equivalents at beginning of period       42,758       51,478
                                                      -------      -------
Cash and cash equivalents at end of period            $38,311      $47,177
                                                      =======      =======

  Cash paid during the period for:
   Interest                                           $    22      $     7
   Income taxes                                       $   378      $   205

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


NOTE 2

            The weighted average number of shares outstanding during the three-month periods ended March 31, 1995 and 1994 were 21,510,957 and 21,434,316 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.


NOTE 3

            Cash dividends of $3,227,963 ($.15 per share) were paid on March 17, 1995 to shareholders of record of the Company's Common Stock on March 3, 1995. Cash dividends of 3,214,561 ($.15 per share) were paid in the three- month period ended March 31, 1994.


                                      (6)

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended March 31, 1995

Consolidated net sales for the three months ended March 31, 1995 were $80,118,000 compared to $64,167,000 for the three months ended March 31, 1994. This represents an increase of $15,951,000 or 24.9%. Included in the results for the three months ended March 31, 1995 are the net sales of $7,727,000 achieved by OddzOn Products, Inc. which was acquired in October 1994. Net sales of Cap Toys, Inc. of $16,151,000 for the three months ended March 31, 1995 compares to $13,332,000 for the three months ended March 31, 1994, an increase of 21.1%. The increase in net sales of Cap Toys, Inc. is a result of the continued strong performance of its major product lines and improved availability of certain inventory in 1995 as compared to 1994. Excluding the net sales of Cap Toys, Inc. and OddzOn Products, Inc., consolidated net sales for the three months ended March 31, 1995 were $56,240,000 compared to $50,835,000 for the three months ended March 31, 1994, an increase of 10.6%. This increase can be primarily attributed to the positive response in the marketplace to newly introduced gift products.

Cost of sales were 49.1% of net sales for the three months ended March 31, 1995 compared to 49.2% for the same period in 1994.

Selling, general and administrative expense was $35,843,000 or 44.7% of net sales for the three months ended March 31, 1995 compared to $31,532,000 or 49.1% of net sales for the three months ended March 31, 1994. The increase in selling, general and administrative expense can be attributed to the inclusion of the selling, general and administrative expense of OddzOn Products, Inc. for the three months ended March 31, 1995 (approximately $3,100,000) and the increase in the selling, general and administrative expense of Cap Toys, Inc. (approximately $1,900,000). The increase at Cap Toys, Inc. is primarily due to an increase in advertising expense related to an expanded advertising program in 1995 compared to 1994, and certain increased expenses required to support the accelerated rate of growth that Cap Toys, Inc. has experienced since its acquisition in 1993.

Investment and other income of $728,000 for three months ended March 31, 1995 compares to $564,000 for the three months ended March 31, 1994. This increase can be primarily attributed to foreign currency exchange gains related to intercompany loan transactions.

The provision for income taxes as a percentage of income before taxes for the three months ended March 31, 1995 was 28.1% compared to 37.6% in the same period in the prior year. This decrease can be primarily attributed to lower tax provisions related to certain foreign subsidiaries.

Net income for the three months ended March 31, 1995 of $4,083,000 compares to net income of $1,022,000 for the same period last year. The increase in net income can be attributed to the increase in net sales, partially offset by the increase in selling, general and administrative expense.

                                      (7)

LIQUIDITY AND CAPITAL RESOURCES


At March 31, 1995, the Company had cash, cash equivalents of $38,311,000 compared to cash, cash equivalents and short-term investments of $47,961,000 at December 31, 1994.

Working capital requirements during the three months ended March 31, 1995 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.





                                      (8)

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    b) During the quarter ended March 31, 1995, no reports on Form 8-K were filed.





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



5/10/95                              By  s/ Paul Cargotch
- --------                             -----------------------------
  Date                                        Paul Cargotch
                                    Vice President - Finance and
                                       Chief Financial Officer





                                      (10)

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.               Description
- -------             -----------

  27            Financial Data Schedule