Form 10-Q
period 1995-06-30
RUSS BERRIE & CO INC
filed 1995-08-11
CIK 739878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... June 30, 1995
                                       OR
  / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                 OUTSTANDING AT AUGUST 5, 1995
              -----                 -----------------------------
Common stock, $.10 stated value            21,533,376

                         RUSS BERRIE AND COMPANY, INC.

                                     INDEX

                                                              PAGE
PART I - FINANCIAL INFORMATION                               NUMBER
     Item 1.  Financial Statements


              Consolidated Balance Sheet as of
              June 30, 1995 and December 31, 1994                3


              Consolidated Statement of Income
              for the three-month and six-month periods
              ended June 30, 1995 and 1994
                                                                 4

              Consolidated Statement of Cash Flows
              for the six-month periods ended
              June 30, 1995 and 1994                             5


              Notes to Consolidated Financial Statements         6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                       7-9


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                  10

              Signatures                                        11





                                      (2)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                        (UNAUDITED)
    ASSETS                                        JUNE 30,     DECEMBER 31,
                                                    1995          1994
                                                  --------     ------------

Current assets
  Cash and cash equivalents                       $ 35,266       $ 42,758
  Short-term investments                               -            5,203
  Accounts receivable, trade, net                   50,240         55,474
  Merchandise inventories                           78,885         67,052
  Prepaid expenses and other current assets          4,526          4,229
  Deferred income taxes                             14,184         14,176
                                                  --------       --------
   Total current assets                            183,101        188,892

Property, plant and equipment - net                 25,478         25,298
Goodwill and other intangible assets - net          34,714         35,913
Other assets                                         5,242          4,723
                                                  --------       --------
   Total assets                                   $248,535       $254,826
                                                  ========       ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $  5,401       $  6,972
  Accrued expenses                                  22,382         24,795
  Accrued restructuring costs                        3,369          4,527
  Accrued income taxes                                 -              144
                                                  --------       --------
   Total current liabilities                        31,152         36,438

Shareholders' equity
  Common stock; $.10 stated value;
   authorized 50,000,000 shares;
   issued 23,988,189 at June 30, 1995
   and 23,953,530 at December 31, 1994               2,399          2,395
  Additional paid-in capital                        38,312         37,875
  Retained earnings                                215,882        218,103
  Foreign currency translation adjustments          (1,353)        (2,128)
  Treasury stock, at cost (2,454,813 shares
    at June 30, 1995 and December 31, 1994)        (37,857)       (37,857)
                                                  --------       --------
   Total shareholders' equity                      217,383        218,388
                                                  --------       --------
   Total liabilities and shareholders'
    equity                                        $248,535       $254,826
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

                                      (3)

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                       (UNAUDITED)            (UNAUDITED)
                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30,               JUNE 30,

                                       1995      1994      1995        1994
                                     -------   -------   --------    --------
Net sales                            $74,263   $57,546   $154,381    $121,713

Cost of sales                         38,676    32,233     78,000      63,794

Selling, general
 and administrative expense           35,865    31,666     71,708      63,198

Investment and other income-net          453       782      1,181       1,346
                                     -------   -------   --------    --------

Income (loss) before income taxes        175    (5,571)     5,854      (3,933)

Provision (benefit) for
 for income taxes                         21    (2,244)     1,617      (1,628)
                                     -------   -------   --------    --------

Net income (loss)                    $   154   $(3,327)  $  4,237    $ (2,305)
                                     =======   =======   ========    ========

Net income (loss) per share          $  0.01   $( 0.16)  $   0.20    $  (0.11)
                                     =======   =======   ========    ========





                 The accompanying notes are an integral part of
                     the consolidated financial statements.





                                      (4)

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  (UNAUDITED)
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                                1995      1994
                                                                ----      ----
Cash flows from operating activities:
Net income (loss)                                            $ 4,237     $(2,305)
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                                  2,067       2,411
 Amortization of intangible assets                             1,499         897
 Provision for bad debts                                       3,759       3,324
 Loss (gain) on sale of assets and other, net                    (37)        343
 Changes in assets and liabilities
    Accounts receivable                                        1,475       2,732
    Inventories                                              (11,833)      4,137
    Prepaid expenses                                            (297)       (558)
    Goodwill and other intangible assets                        (300)     (1,188)
    Other assets                                                (519)     (1,522)
    Accounts payable                                          (1,570)       (825)
    Accrued expenses                                          (2,405)        267
    Accrued restructuring costs                               (1,159)       (440)
    Accrued and deferred income taxes                           (160)     (2,193)
                                                             -------     -------
      Total adjustments                                       (9,480)      7,385
                                                             -------     -------
      Net cash provided by (used in) operating activities     (5,243)      5,080

Cash flows from investing activities:
 Decrease (increase) in short-term investments                 5,203        (638)
 Proceeds from sale of fixed assets                              199         218
 Capital expenditures                                         (2,408)     (1,115)
                                                             -------     -------
      Net cash provided by (used in) investing activities      2,994      (1,535)

Cash flows from financing activities:
 Common stock transactions                                       440         519
 Dividends                                                    (6,458)     (6,431)
                                                             -------     -------
      Net cash (used in) financing activities                 (6,018)     (5,912)

Effect of exchange rate changes on cash
 and cash equivalents                                            775         628
                                                             -------     -------

Net (decrease) in cash and cash equivalents                   (7,492)     (1,739)

Cash and cash equivalents at beginning of period              42,758      51,478
                                                             -------     -------
Cash and cash equivalents at end of period                   $35,266     $49,739
                                                             =======     =======


 Cash paid during the period for:
 Interest                                                    $   130   $     44
 Income taxes                                                $ 1,768   $    565


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


NOTE 2
       The weighted average number of shares outstanding during the three and six-month periods ended June 30, 1995 were 21,530,000 and 21,520,000 shares, respectively, compared to the three and six-month periods ended June 30, 1994 of 21,446,000 and 21,440,000 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.


NOTE 3
       Cash dividends of $3,229,850 ($.15 per share) were paid on June 7, 1995 to shareholders of record of the Company's Common Stock on May 22, 1995. Cash dividends of $6,457,813 ($.15 per share per quarter) were paid in the six-month period ended June 30, 1995.

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





                                      (6)

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ended June 30, 1995

Consolidated net sales for the six months ended June 30, 1995 were $154,381,000 compared to $121,713,000 for the six months ended June 30, 1994. This represents an increase of 26.8%. Included in the results for the six months ended June 30, 1995 are the net sales of $18,809,000 achieved by OddzOn Products, Inc., which was acquired in October 1994. Net sales for Cap Toys, Inc. of $38,640,000 for the six months ended June 30, 1995 compares to $34,698,000 for the six months ended June 30, 1994, an increase of 11.4%. Excluding the net sales of Cap Toys, Inc. and OddzOn Products, Inc., consolidated net sales for the six months ended June 30, 1995 were $96,932,000 compared to $87,015,000 for the six months ended June 30, 1994, an increase of 11.4%.

Cost of sales was 50.5% of net sales for the six months ended June 30, 1995 compared to 52.4% of net sales for the same period in 1994. This decrease can be attributed to the components of cost of sales that are fixed costs which were absorbed by the higher sales volume during the six-month period ended June 30, 1995.

Selling, general and administrative expense was $71,708,000 or 46.4% of net sales for the six months ended June 30, 1995 compared to $63,198,000 or 51.9% of net sales for the six months ended June 30, 1994. The increase in selling, general and administrative expense can be attributed to the inclusion of the selling, general and administrative expense of OddzOn Products, Inc. for the six months ended June 30, 1995 (approximately $7,400,000).

Investment and other income of $1,181,000 for the six months ended June 30, 1995 compares to $1,346,000 for the six months ended June 30, 1994.

The provision for income taxes of $1,617,000 for the six months ended June 30, 1995 compares to an income tax benefit of $1,628,000 in the same period in the prior year.

Net income for the six months ended June 30, 1995 of $4,237,000 compares to a net loss of $2,305,000 for the same period last year. The increase in net income can be attributed to the increase in net sales, partially offset by the increase in selling, general and administrative expense.




                                      (7)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995

Consolidated net sales for the three months ended June 30, 1995 were $74,263,000 compared to $57,546,000 for the three months ended June 30, 1994, an increase of $16,717,000 or 29.0%. Included in the results for the three months ended June 30, 1995 are the net sales of $11,082,000 achieved by OddzOn Products, Inc. which was acquired in October 1994. Net sales of Cap Toys, Inc. of $22,489,000 for the three months ended June 30, 1995 compares to $21,366,000 for the three months ended June 30, 1994, an increase of 5.3%. Excluding the net sales of Cap Toys, Inc. and OddzOn Products, Inc., consolidated net sales for the three months ended June 30, 1995 were $40,692,000 compared to $36,180,000 for the three months ended June 30, 1994, an increase of 12.5%.

Cost of sales was 52.1% of net sales for the three months ended June 30, 1995 compared to 56.0% for the same period in 1994. This decrease can be attributed in part to lower import duties on certain of the Company's products. In addition, certain components of cost of sales are fixed costs which were absorbed by the higher sales volume in the three months ended June 30, 1995.

Selling, general and administrative expense was $35,865,000 or 48.3% of net sales for the three months ended June 30, 1995 compared to $31,666,000 or 55.0% of net sales for the three months ended June 30, 1994, an increase of $4,199,000 or 13.3%. The increase in selling, general and administrative expense can be attributed to the inclusion of the selling, general and administrative expense of OddzOn Products, Inc. for the three months ended June 30, 1995 (approximately $4,200,000).

Investment and other income of $453,000 for the three months ended June 30, 1995 compares to $782,000 for the three months ended June 30, 1994.

Net income for the three months ended June 30, 1995 of $154,000 compares to a net loss of $3,327,000 for the same period last year. The increase in net income can be attributed to the increase in net sales, partially offset by the increase in selling, general and administrative expense.


                                      (8)

        LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company had cash, cash equivalents and short-term investments of $35,266,000 compared to $47,961,000 at December 31, 1994.
This decrease can be attributed to the increase in merchandise inventories as a result of the seasonal sales levels that the Company has historically experienced during the third and fourth quarters.

The Company has signed a letter of intent to sell all of the net operating assets of its Papel/Freelance, Inc. subsidiary. The proceeds generated from the sale will be used for general corporate purposes. The Company anticipates that this transaction will be completed before December 31, 1995.

Working capital requirements during the six months ended June 30, 1995 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.





                                      (9)

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      b)     During the quarter ended June 30, 1995,
             no reports on Form 8-K were filed.





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



8/11/95                               By      s/Paul Cargotch
- --------                             -----------------------------
  Date                                        Paul Cargotch
                                    Vice President - Finance and
                                       Chief Financial Officer








                                      (11)

                                EXHIBIT INDEX
                                -------------


                   EXHIBIT 27       Financial Data Schedule