Form 10-Q
period 1995-09-30
RUSS BERRIE & CO INC
filed 1995-11-14
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)
            /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended _______________ September 30, 1995
                                       OR
            / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________________
Commission file number ___________________________________1-8681

                          RUSS BERRIE AND COMPANY, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                  New Jersey                  22-1815337
--------------------------------------------------------------------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)      Identification No.)

             111 Bauer Drive,  Oakland, New Jersey          07436
--------------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

                        (201) 337-9000
--------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                          OUTSTANDING AT NOVEMBER 6, 1995
              -----                          -------------------------------
Common stock, $.10 stated value                         21,554,130

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER
     Item 1.  Financial Statements


              Consolidated Balance Sheet as of
              September 30, 1995 and December 31, 1994                       3


              Consolidated Statement of Income
              for the three-month and nine-month periods
              ended September 30, 1995 and 1994                              4


              Consolidated Statement of Cash Flows
              for the nine-month periods ended
              September 30, 1995 and 1994                                    5


              Notes to Consolidated Financial Statements                     6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                    7-9


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                              10

              Signatures                                                    11

  PART 1 - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                        (UNAUDITED)
    ASSETS                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                   1995             1994
                                                              -------------     ------------
Current assets
  Cash and cash equivalents                                     $  27,560        $  42,758
  Short-term investments                                             --              5,203
  Accounts receivable, trade, net                                  77,207           55,474
  Merchandise inventories                                          77,632           67,052
  Prepaid expenses and other current assets                         4,417            4,229
  Deferred income taxes                                            14,192           14,176
                                                                ---------        ---------
   Total current assets                                           201,008          188,892

Property, plant and equipment - net                                25,887           25,298
Goodwill and other intangible assets - net                         34,361           35,913
Other assets                                                        5,292            4,723
                                                                ---------        ---------
   Total assets                                                 $ 266,548        $ 254,826
                                                                =========        =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                              $   5,676        $   6,972
  Accrued expenses                                                 29,416           24,795
  Accrued restructuring costs                                       3,132            4,527
  Accrued income taxes                                              4,625              144
                                                                ---------        ---------
   Total current liabilities                                       42,849           36,438

Shareholders' equity
  Common stock; $.10 stated value;
   authorized 50,000,000 shares;
   issued 24,007,915 at September 30, 1995
   and 23,953,530 at December 31, 1994                              2,401            2,395
  Additional paid-in capital                                       38,564           37,875
  Retained earnings                                               221,912          218,103
  Foreign currency translation adjustments                         (1,321)          (2,128)
  Treasury stock, at cost (2,454,813 shares
    at September 30, 1995 and December 31, 1994)                  (37,857)         (37,857)
                                                                ---------        ---------
   Total shareholders' equity                                     223,699          218,388
                                                                ---------        ---------
   Total liabilities and shareholders'
    equity                                                      $ 266,548        $ 254,826
                                                                =========        =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                             (UNAUDITED)                 (UNAUDITED)
                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,

                                        1995           1994           1995           1994
                                      --------       --------       --------       --------
Net sales                             $103,987       $ 82,850       $258,368       $204,563

Cost of sales                           49,450         40,096        127,450        103,890
                                      --------       --------       --------       --------

Gross Profit                            54,537         42,754        130,918        100,673

Selling, general
 and administrative expense             40,299         35,163        112,007         98,361

Investment and other income-net            320            699          1,501          2,045
                                      --------       --------       --------       --------

Income before income taxes              14,558          8,290         20,412          4,357

Provision for
 for income taxes                        5,298          2,548          6,915            920
                                      --------       --------       --------       --------

Net income                            $  9,260       $  5,742       $ 13,497       $  3,437
                                      ========       ========       ========       ========


Net income per share                  $   0.43       $   0.27       $   0.63       $   0.16
                                      ========       ========       ========       ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  1995            1994
                                                                --------        --------
Cash flows from operating activities:
Net income                                                      $ 13,497        $  3,437
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                                      3,078           3,463
 Amortization of intangible assets                                 2,267           1,404
 Provision for accounts receivable reserves                        8,460           6,560
 Loss (gain) on sale of assets and other, net                         (4)            536
 Changes in assets and liabilities:
    Accounts receivable                                          (30,193)        (21,891)
    Inventories                                                  (10,581)          5,655
    Prepaid expenses                                                (188)          1,579
    Goodwill and other intangible assets                            (715)         (2,254)
    Other assets                                                    (570)         (3,170)
    Accounts payable                                              (1,296)         (1,235)
    Accrued expenses                                               4,622           4,095
    Accrued restructuring costs                                   (1,397)         (1,268)
    Accrued and deferred income taxes                              4,465            (705)
                                                                --------        --------
      Total adjustments                                          (22,052)         (7,231)
                                                                --------        --------
      Net cash provided by (used in) operating activities         (8,555)         (3,794)

Cash flows from investing activities:
 Decrease (increase) in short-term investments                     5,203          20,733
 Proceeds from sale of fixed assets                                  277             276
 Capital expenditures                                             (3,938)         (1,886)
 Acquisitions                                                       --           (22,713)
                                                                --------        --------
      Net cash provided by (used in) investing activities          1,542          (3,590)

Cash flows from financing activities:
 Common stock transactions                                           695             644
 Dividends                                                        (9,688)         (9,651)
                                                                --------        --------
      Net cash (used in) financing activities                     (8,993)         (9,007)

Effect of exchange rate changes on cash
 and cash equivalents                                                808           1,465
                                                                --------        --------

Net (decrease) in cash and cash equivalents                      (15,198)        (14,926)

Cash and cash equivalents at beginning of period                  42,758          51,478
                                                                --------        --------
Cash and cash equivalents at end of period                      $ 27,560        $ 36,552
                                                                ========        ========

 Cash paid during the period for:
 Interest                                                       $    157        $     49
 Income taxes                                                   $  2,434        $  1,625


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

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


NOTE 2

The weighted average number of shares outstanding during the three and nine-month periods ended September 30, 1995 were 21,537,000 and 21,526,000 shares, respectively, compared to the three and nine-month periods ended September 30, 1994 of 21,469,000 and 21,450,000 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.


NOTE 3

Cash dividends of $3,230,006 ($.15 per share) were paid on September 5, 1995 to shareholders of record of the Company's Common Stock on August 15, 1995. Cash dividends of $9,687,819 ($.15 per share per quarter) were paid in the nine-month period ended September 30, 1995.

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

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Consolidated net sales for the nine months ended September 30, 1995 were $258,368,000 compared to $204,563,000 for the nine months ended September 30, 1994. This represents an increase of 26.3%. Included in the results for the nine months ended September 30, 1995 are the net sales of $29,707,000 achieved by OddzOn Products, Inc., which was acquired in October 1994. Net Sales of the Company's toy business which includes Cap Toys, Inc. and OddzOn Products, Inc. (since its acquisition in October 1994) was $94,431,000 for the nine months ended September 30, 1995 compared to $60,997,000 for the nine months ended September 30, 1994. Excluding the net sales of the Company's toy business, consolidated net sales for the nine months ended September 30, 1995 were $163,937,000 compared to $143,566,000 for the nine months ended September 30, 1994, an increase of 14.2%.

Cost of sales was 49.3% of net sales for the nine months ended September 30, 1995 compared to 50.8% of net sales for the same period in 1994. This decrease can be attributed to the components of cost of sales that are fixed costs which were absorbed by the higher sales volume during the nine months ended September 30, 1995.

Selling, general and administrative expense was $112,007,000 or 43.4% of net sales for the nine months ended September 30, 1995 compared to $98,361,000 or 48.1% of net sales for the nine months ended September 30, 1994. The increase in selling, general and administrative expense can be primarily attributed to the inclusion of the selling, general and administrative expense of OddzOn Products, Inc. for the nine months ended September 30, 1995 (approximately $10,900,000)

Investment and other income of $1,501,000 for the nine months ended September 30, 1995 compares to $2,045,000 for the nine months ended September 30, 1994. This decrease can be attributed to decreased investment income relative to the Company's short-term investment portfolio resulting from lower investment balances and to foreign currency exchange gains and losses related to intercompany loan transactions.

The provision for income taxes of $6,915,000 for the nine months ended September 30, 1995 compares to $920,000 in the same period in the prior year.

Net income for the nine months ended September 30, 1995 of $13,497,000 compares to $3,437,000 for the same period last year. The increase in net income can be attributed to the increase in net sales, partially offset by the increase in selling, general and administrative expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Consolidated net sales for the three months ended September 30, 1995 were $103,987,000 compared to $82,850,000 for the three months ended September 30, 1994, an increase of $21,137,000 or 25.5%. Included in the results for the three months ended September 30, 1995 are the net sales of $10,898,000 achieved by OddzOn Products, Inc. which was acquired in October 1994. Net sales of the Company's toy business which includes Cap Toys, Inc. and OddzOn Products, Inc. (since its acquisition in October 1994) was $36,982,000 for the three months ended September 30, 1995 compared to $26,299,000 for the three month period ended September 30, 1994. Excluding the net sales of the Company's toy business, consolidated net sales for the three months ended September 30, 1995 were $67,005,000 compared to $56,551,000 for the three months ended September 30,1994, an increase of 18.5%.

Cost of sales was 47.6% of net sales for the three months ended September 30, 1995 compared to 48.4% for the same period in 1994.

Selling, general and administrative expense was $40,299,000 or 38.8% of net sales for the three months ended September 30, 1995 compared to $35,163,000 or 42.4% of net sales for the three months ended September 30, 1994, an increase of $5,136,000 or 14.6%. The increase in selling, general and administrative expense can be primarily attributed to the inclusion of the selling, general and administrative expense of OddzOn Products, Inc. for the three months ended September 30, 1995 (approximately $3,500,000).

Investment and other income of $320,000 for the three months ended September 30, 1995 compares to $699,000 for the three months ended September 30, 1994.

Net income for the three months ended September 30, 1995 of $9,260,000 compares to $5,742,000 for the same period last year. The increase in net income can be attributed to the increase in net sales, partially offset by the increase in selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had cash, cash equivalents and short-term investments of $27,560,000 compared to $47,961,000 at December 31, 1994. Cash flows of $8,555,000 were used in operating activities primarily resulting from increases in net accounts receivable of $21,733,000 and inventories of $10,581,000 partially offset by funds provided by net income of $13,497,000 and increases in accrued expenses of $4,622,000 and accrued income taxes of $4,465,000. Funds were also used for the payment of dividends of $9,688,000.

Working capital requirements during the nine months ended September 30, 1995 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      b) During the quarter ended September 30, 1995, no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RUSS BERRIE AND COMPANY, INC.
                                     -----------------------------
                                             (REGISTRANT)

11/13/95                            By    s/ Paul Cargotch
--------                            ------------------------------
  DATE                                        Paul Cargotch
                                      Vice President - Finance and
                                         Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description                    Page No.
----------                      -----------                    -------
EX-27                           Financial Data Schedule