Form 10-K
period 1995-12-31
RUSS BERRIE & CO INC
filed 1996-04-01
CIK 739878

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       For the fiscal year ended December 31, 1995 OR
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

       For the transition period from       to
                                      -----    -----

Commission file number                          1-8681
                       --------------------------------------------------------

                         RUSS BERRIE AND COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                   22-1815337
- ----------------------------------      -------------------------------------
(State of or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

        111 Bauer Drive, Oakland, New Jersey       07436
- --------------------------------------------------------------------------------
       (Address of principal executive offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (201) 337-9000
                                                     --------------

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

                            Yes   X           No
                                -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   /  /

Approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 1996 was $155,704,512.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 13, 1996, was as follows:

                      Class                                 Number of Shares
               -------------------                          ----------------
        Common Stock, $0.10 stated value                       21,609,830


                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement dated March 15, 1996, relating to registrant's Annual Meeting of Shareholders to be held on April 24, 1996 (the "1996 Proxy Statement"), are incorporated by reference into Part III of this report.

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

The Company designs, manufactures through third parties and markets to retail stores throughout the United States and most countries throughout the world, a wide variety of gift and toy items.

The Company's gift products are designed to appeal to the emotions of consumers to reflect their feelings of friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad and effective marketing of its products, efficient distribution, high product quality and commitment to customer service.

The Company's toy subsidiaries, Cap Toys, Inc., and OddzOn Products, Inc., market toys, novelty candy and sports related products to mass merchandisers, sporting goods and specialty toy stores. Products of these companies are marketed primarily through independent representative groups and international distributors.

Financial information related to business segments and geographic areas are presented in Note 14 in the Notes to Consolidated Financial Statements.

PRODUCTS

The Company's gift product line of more than 7,000 items (including distinctive variations on basic product designs) are marketed under the trade name and trade mark RUSS(R). This extensive line encompasses both seasonal and everyday products that focus on theme or concept groupings such as Teddy Bears, Baby Products, Home Decor, Lifestyles and Collectibles. Individual products include stuffed animals, picture frames, mugs, porcelain gifts, figurines, candles and kitchen magnets.

The Company's toy line includes a variety of innovative toys, novelty candies, and sports related products. Cap Toys, Inc's. products include items such as Stretch Armstrong(R), Vac-Man(R), Bundles of Babies(TM), Pog Maker(TM), and Shout 'N' Shoot(TM). OddzOn Products, Inc., whose products are marketed primarily under the brand name Koosh(R), include products such as the Koosh(R) Ball, Woosh(R), Vortex(R), Koosh(R) Accessories, Koosh(R) Soft Sport(TM) and Koosh(R) Collectibles (including (C)Disney and Warner Bros.(C) licensed characters).

The Company's Bright of America, Inc. subsidiary markets gift products directly to mass merchandisers. In addition, the Company's subsidiary Fluf N' Stuf, Inc. operates a chain of outlet stores under the name "RUSS" which sell the Company's products and products of unaffiliated companies.

Most of the Company's gift products have suggested retail prices between $1 and $30. The Company's toy products generally retail for between $3 and $25.

During 1995, the Company decided to concentrate its efforts and resources within the gift business on building the RUSS business. As a result, the decision was made to sell the Company's Papel/Freelance, Inc. subsidiary, which also served the gift industry by principally offering a wide variety of ceramic products. On January 17, 1996, the Company completed the sale of the business of its subsidiary, Papel/Freelance, Inc. During the years ended December 31, 1995, 1994 and 1993, sales of Papel/Freelance as a percentage of the Company's total sales represented 8.8%, 11.9% and 13.7%, respectively (See Note 17 of the notes to Consolidated Financial Statements).

The percentages of dollar sales accounted for by business segments during the periods indicated are as follows:

                        FOR THE YEARS ENDED DECEMBER 31,

                                1995          1994           1993
                                ----          ----           ----
                  GIFT           61%           67%            95%
                  TOYS*          39%           33%             5%

* Includes Cap Toys, Inc., since its acquisition in October 1993, and OddzOn Products, Inc., since its acquisition in October 1994.

Product sales within the Company's gift business is highly diverse and as such, no single gift item represented more than 1% of sales within the gift segment in 1995. While the Company's toy business is less diverse than that of the gift segment, no one individual item represented more than 8% of sales within the toy segment.

DESIGN AND PRODUCTION

The Company's gift business has a continuing program of new product development. The Company designs most of its own products and then generally evaluates consumer response through test marketing in selected unaffiliated retail stores. Items are added to the product line only if they can be obtained and marketed on a basis that meets the Company's profitability standards.

The Company believes that the breadth of its gift product line and the continuous development of new products are key elements to its success and that it is capable of designing and producing large numbers of new products annually.

The Company has more than 170 employees responsible for gift product development and design located in the United States and in the Far East. Generally, a new design is brought to market in less than nine months after a decision is made to produce a new product. Sales of the Company's gift products are, in large part, dependent on the Company's ability to identify and react quickly to changing consumer preferences and to utilize its sales and distribution systems to bring new products to market.

The Company engages in market research and test marketing to evaluate consumer reactions to its gift products. Research into consumer buying trends often suggests new products. The Company assembles information from retail stores, the Company's salesforce and the Company's own Product Development department. The Company continually analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the gift product line.

The Company's toy subsidiaries develop products in conjunction with independent toy inventors. The products are evaluated by the Design and Development staff and undergo a testing process to determine the reaction and acceptability in the marketplace. Products are then selected based on manufacturing and marketing profitability criteria and reaction from its major customers.

Many popular toy products result in product line extensions, enabling the Company to increase its product line and expand on the marketing success of popular products.

Substantially all of the Company's products are produced by independent manufacturers, generally in the Far East, under supervision by Company personnel. During 1995, approximately 95% of the Company's gift products were
produced in the Far East, and 5% in the United States.   During 1995,
approximately 76% of the Company's toy products were purchased from sources outside the United States, primarily in the Far East, and 24% in the United States. The dollar amount of purchases in the United States predominantly represent domestically produced raw materials, component parts, packaging, displays and labor costs associated with items requiring final assembly in the United States.

The Company utilizes approximately 270 manufacturers in the Far East, primarily in the People's Republic of China, Taiwan, Korea, and Indonesia. During 1995, approximately 79% of the Company's dollar volume of purchases was attributable to manufacturing in the People's Republic of China. Legislation has been proposed from time to time that would revoke the most-favored nation status (which is a designation determined annually by the President of the United States, subject to possible override by Congress) of the People's Republic of China. Such a revocation would cause import duties to increase or become applicable to products imported by the Company from the People's Republic of China.

A significant portion of the Company's staff of approximately 350 employees in Hong Kong, Taiwan, Korea and Indonesia monitor the production process with responsibility for the quality, safety and prompt delivery of Company products. Members of the Company's Far East staff make frequent visits to the manufacturers for which they are responsible. Many of the Company's manufacturers are small operations, some selling exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company's products and the loss of any one manufacturer will not significantly affect the operations of the Company. In 1995, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 5% of such purchases and the five largest suppliers accounted for approximately 22% in the aggregate.

MARKETING

The Company's gift products are marketed primarily through its own direct salesforce of more than 450 full-time employees. Products are sold directly to retail stores in the United States and in certain foreign countries, including gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores and military post exchanges. During 1995, the Company sold gift products to more than 50,000 customers. No single gift customer accounted for more than 1.7% of gift dollar sales.

The Company reinforces the marketing efforts of its gift product salesforce through an active promotional program, including showrooms, participation in trade shows, trade advertising and a program of seasonal and theme based catalogs.

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

The Company's general terms of sale are believed to be competitive in the gift industry. The Company provides extended payment terms to gift customers on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasons. Within the gift business, the Company has a general policy of not accepting returns or selling on consignment.

The Company's toy business sells its products primarily through independent representative groups to mass merchandisers, which represent a significant portion of its sales. During 1995, approximately 23% of the toy business sales were sold to its largest customer and 56% to its five largest customers.

The Company supports certain of its toy products through an extensive advertising campaign. Advertising expense related to the Company's toy business for the years ended December 31, 1995, 1994 and 1993 was $15,218,000, $10,650,000 and $1,883,000, respectively. The majority of its advertising budget is allocated to television advertising.

The Company's toy business generally does not sell its products on consignment and ordinarily accepts returns only for defective merchandise. In certain instances, the Company may, in accordance with industry practice, assist retailers in order to enable them to sell excess inventory by offering discounts and other concessions.

The Company maintains a direct salesforce and distribution network to serve its gift customers in Great Britain, Holland, Belgium, Ireland and Canada. The Company's gift products are sold worldwide, through distributors, where the Company does not maintain a direct salesforce and distribution network. Additionally, sales of toy products are sold through distributors in Great Britain, Canada and many other foreign countries. The Company's foreign sales, including export sales from the United States, aggregated $78,208,000, $62,342,000 and $68,295,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

DISTRIBUTION

The Company has customers located in the United States and throughout the world. In order to serve them quickly and effectively, the Company maintains U.S. distribution centers for its gift business in South Brunswick, New Jersey, Columbus, Ohio, and Petaluma, California which receive products directly from suppliers (in the case of Columbus, Ohio, receives product from South Brunswick, New Jersey), and then distribute such products to the Company's customers. The Company also maintains a facility in the Toronto, Canada area for its Canadian customers and facilities in Southampton, England to serve its customers in Europe. The Company generally uses common carriers to distribute to its customers.

The Company's toy product line is distributed through Cap Toys, Inc., which maintains an office and warehouse distribution facility in Bedford Heights, Ohio and through OddzOn Products, Inc., which maintains an office in Campbell, California and distributes its products from the Company's facility in Petaluma, California.

SEASONALITY

In addition to its everyday gift products, the Company produces specially designed products for holiday seasons which include: Christmas, Valentine's Day, Easter, Halloween, Mother's Day, Thanksgiving, Graduation, Father's Day, and St. Patrick's Day.

The pattern of the Company's gift sales is influenced by the shipment of seasonal merchandise. The Company generally ships the majority of gift orders each year for Christmas in the quarter ended September 30, for Valentine's Day in the quarter ended December 31 and for Easter in the quarter ended March 31.

During 1995, gift items specially designed for individual seasons accounted for approximately 42% of the Company's gift sales; no individual season accounted for more than 15% of the Company's gift sales.

The toy industry is highly seasonal in nature due to the demand for toy products during the Christmas season. To reduce the impact of this seasonality, the Company's toy business markets items specially designed for the summer season. Such items include Shout 'N' Shoot(TM), Vortex(R), Koosh(R) Paddle Ball, and other sports related products. The Company's toy business also markets an imaginative line of novelty candy products which are sold throughout the year.

The following table sets forth the Company's quarterly sales by business segment during 1995, 1994 and 1993.

                                QUARTERLY SALES
                                 (in millions)

                               1995                1994               1993
                        ------------------   -----------------  ----------------
QUARTER ENDED           SALES        %       SALES       %       SALES       %
- -------------           ------     -----     -----     -----     -----     -----
MARCH 31

Gift                    $ 56.2               $50.9               $96.3
Toys*                     23.9                13.3                   -
                          ----               -----               -----
Consolidated            $ 80.1      23.0     $64.2      23.1     $96.3      34.5

JUNE 30

Gift                    $ 40.7               $36.1               $49.9
Toys*                     33.6                21.4                   -
                          ----               -----               -----
Consolidated            $ 74.3      21.3     $57.5      20.7     $49.9      17.9

SEPTEMBER 30

Gift                    $ 67.0               $56.6               $70.7
Toys*                     37.0                26.3                   -
                          ----               -----               -----
Consolidated            $104.0      29.8     $82.9      29.8     $70.7      25.3

DECEMBER 31

Gift                    $ 50.0               $43.8               $49.5
Toys*                     40.1                29.7                12.7
                          ----               -----               -----
Consolidated            $ 90.1      25.9     $73.5      26.4     $62.2      22.3

* Includes Cap Toys, Inc., since its acquisition in October 1993, and OddzOn Products, Inc., since its acquisition in October 1994.

The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher
sales volume.   Net sales of the Company were favorably impacted by the success of products associated with the Troll product line in the first quarter of 1993.

BACKLOG

It is characteristic of the Company's gift business that orders for seasonal merchandise are taken in advance of shipment. In the toy industry, historically, new toy products have been introduced to the trade at the annual industry trade shows during the quarter ended March 31 and, as such, the order backlog at the end of any fiscal year may not be a meaningful predictor of financial results of the succeeding year. The Company's total backlog at December 31, 1995 and December 31, 1994 was $29,679,000 and $27,146,000,
respectively (excludes Papel/Freelance for 1995 and 1994).

COMPETITION

The gift and toy industries are highly competitive. The Company believes that the principal competitive factors in the gift and toy business are marketing ability, reliable delivery, product design, quality, customer service and price. The Company's principal gift competitors are Gund, Inc., Midwest Imports, Department 56, Inc., Boyds Collections LTD. (Inc.) Ganz Bros., Ty, Inc., Applause, Inc., Enesco and numerous small suppliers. The Company's principal toy competitors are Lewis Galoob Toys, Inc., Toy Biz Inc., Tyco Toys, Inc., Mattel, Inc. and Hasbro Inc. Certain of the Company's existing or potential competitors may have financial resources that are substantially greater than those of the Company.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office. The Company has registered, in the United States and certain foreign countries, the trademark RUSS(R) with a distinctive design, which is utilized on most of its gift products. The Company believes its copyrights, trademarks and patents are valid, and has pursued a policy of aggressively protecting them from infringement. However, it does not consider its business materially dependent on copyright, trademark or patent protection.

The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. The Company has license agreements with the National Football League, (C)Disney and Warner Bros.(C), among others. The Company's licenses are generally exclusive for specific products in specified territories. Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements.

The majority of the Company's toy products are developed in conjunction with independent toy designers. Rights to such products are generally exclusive and require the payment of a royalty.

EMPLOYEES

As of December 31, 1995, the Company employed approximately 2,000 persons. The Company considers its employee relations to be good; substantially all of the Company's employees are not covered by a collective bargaining agreement. The Company's policy is to require that its management, sales and product development and design personnel enter into confidentiality agreements and, in the case of management and sales personnel, non-competition agreements (subject to certain territorial limitations in the case of salespersons) which restrict their ability to complete with the Company for a period of six months after termination of their employment.

GOVERNMENT REGULATION

Certain of the Company's products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission to protect children from certain hazardous articles by regulating their use or excluding them from the market and requiring a manufacturer to repurchase articles which become banned. The Commission's determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions. The Company maintains a quality control program in order to comply with applicable laws.

ITEM 2.   PROPERTIES

The Company's principal facilities consist of its corporate offices in Oakland, New Jersey, and distribution centers in South Brunswick, New Jersey; Petaluma, California; and Reynoldsburg, Ohio. Additionally, office and distribution facilities are located in Southampton, England and in the Toronto, Canada area. The Company's toy subsidiary, Cap Toys, Inc., maintains an office and warehouse distribution facility in Bedford Heights, Ohio and OddzOn Products, Inc., maintains an office in Campbell, California and distributes its products from the Company's Petaluma, California facility. The Company owns the facility used by Bright of America, Inc. in Summersville, West Virginia, one of its facilities in Southampton, England and most of the office space it uses in Hong Kong. The Company leases its other facilities. The facilities of the Company are maintained in good operating condition, are generally adequate for the Company's purposes and are generally fully utilized, other than those that were closed as part of a restructuring of the Company's distribution system.


           THE COMPANY'S CURRENT PRINCIPAL FACILITIES ARE AS FOLLOWS:

                                                     Lease Expiration
       Location - Domestic          Sq. Ft. Area    (if applicable) (1)
       --------------------         ------------   ---------------------
Petaluma, California (2)(3)(6)......   234,200   June 30, 2004
Oakland, New Jersey (2)(4)..........   120,000   April 1, 2004
South Brunswick, New Jersey (2)(3)..   513,680   May 31, 1999
Reynoldsburg, Ohio (3)..............    77,600   July 1, 1997
Collegeville, Pennsylvania (5)......     5,100   December 31, 1998
Summersville, West Virginia (5)(6)..   156,000   Not Applicable-
                                                 Owned by Company
Bedford Hts., Ohio (5)(6)...........   120,492   January 31, 2000
Campbell, California (5)............     8,248   Month to Month

                                                        Lease Expiration
     Location - Foreign              Sq. Ft. Area     (if applicable)(1)
     -------------------             ------------    ---------------------
Chandlers Ford, England (5).........    10,846   December 24, 2014
Southampton, England (6)............    60,750   March 24, 2003
Southampton, England (6)............    51,000   Not applicable -
                                                 Owned by Company
Rexdale, Ontario, Canada (5)(6).....    76,290   May 31, 1997
Hong Kong (5).......................    25,600   Not applicable -
                                                 Owned by Company

(1)   Not including renewal options.

(2) Properties owned directly or indirectly by Russell Berrie or members of his immediate family. See ITEM 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(3)   Regional distribution center.

(4)   Corporate headquarters.

(5)   Subsidiary (or division) headquarters.

(6)   Subsidiary (or division) distribution center.

The Company's Dayton, New Jersey, Lakeland, Florida and one of its Rexdale, Ontario, Canada facilities were closed as part of restructuring of the Company's distribution system. These facilities have been partially subleased and have remaining lease terms from one to three years. (See Note 7 of the Notes to Consolidated Financial Statements).

The Company leases an aggregate of approximately 25,764 square feet of showroom facilities in New York City; Los Angeles and San Francisco, California; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Montreal and Vancouver, Canada; Brussels, Belgium; and Utrecht, Holland. The remaining lease terms at these facilities range between one and nine years.

Fluf N' Stuf, Inc. leases retail store space in shopping and outlet malls located within the United States. The aggregate square footage of these 23 stores is approximately 47,654 square feet. The remaining lease terms, excluding options to renew, at these facilities range between three and six years.


ITEM 3.   LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions, as plaintiff or defendant.

The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on its business or financial condition. (See Note 15 of the Notes to Consolidated Financial Statements).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.

      NAME                                        AGE           POSITION WITH THE COMPANY
- -----------------------                           ---           ------------------------------
Russell Berrie ...................                  63      Chairman of the Board, Chief Executive Officer and Director

Arnold S. Bloom................                     53      Vice President, Secretary and General Counsel

Paul Cargotch....................                   51      Vice President - Finance and Chief Financial Officer

Ricky Chan........................                  43      Senior Vice President - Product Development

A. Curts Cooke................                      59      President, Chief Operating Officer and Director

Jimmy Hsu.........................                  46      Vice Chairman of the Board and Director

Y.B. Lee............................                50      Vice President - Far East Plush Division

Eric R. Lohwasser...........                        40      Vice President - Controller

Guy M. Lombardo..........                           51      Vice President - Management Information Systems

Bernard H. Tenenbaum.......                         41      Vice President - Corporate Development and Director

Russell Berrie, the founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its incorporation in 1966.

Arnold S. Bloom has been employed by the Company as Vice President, Secretary and General Counsel for more than the past five years.


Paul Cargotch has been employed by the Company as Vice President - Finance and Chief Financial Officer for more than the past five years.

Ricky Chan has been employed by the Company as Senior Vice President - Product Development since July 25, 1995. Prior to that, Mr. Chan was Vice President - Creative Division since January 1991.

A. Curts Cooke has been employed as President and Chief Operating Officer of the Company for more than the past five years. Mr. Cooke has served as a Director of the Company since 1982.

Jimmy Hsu has been employed by the Company as Vice Chairman of the Board since July 1995. Prior to that, Mr. Hsu's titles were Executive Vice President of the Company since July 1, 1994 through June 1995, Senior Vice President - Product Development and Far East Operations from August 1991 through June 1994 and Senior Vice President - Far East Operations from January 1987 through July 1991. Mr. Hsu has served as a Director of the Company since 1988.

Y.B. Lee has been employed by the Company as Vice President - Far East Plush Division for more than the past five years.

Eric R. Lohwasser has been employed by the Company as Vice President - Controller since December 1995. Prior thereto Mr. Lohwasser was Corporate Controller for more than the past five years.

Guy M. Lombardo has been employed by the Company as Vice President - Management Information Systems for more than the past five years.

Bernard H. Tenenbaum has been employed by the Company as Vice President -
Corporate Development since January 14, 1993.   From September 1988 until
joining the Company as an officer, Mr. Tenenbaum was a founding Director of the George Rothman Institute of Entrepreneurial Studies, Fairleigh Dickinson University, and was previously Associate Director of the Snider Entrepreneurial Center of the Wharton School. Mr. Tenenbaum has served as a Director of the Company since 1989.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

At December 31, 1995, the Company's Common Stock was held by approximately 700 shareholders of record. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

1995                                        HIGH          LOW
- ----                                     ----------    ---------
First Quarter.....................        $ 14 5/8      $ 12
Second Quarter....................          15            12 1/8
Third Quarter.....................          15 7/8        13 1/4
Fourth Quarter....................          14 1/4        12 1/4

1994
- ----
First Quarter.....................         $15 3/8      $ 13 1/8
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

ITEM 6.   SELECTED FINANCIAL DATA

                          FOR YEARS ENDED DECEMBER 31,
                 (Dollars in Thousands, Except Per Share Data)

                          1995        1994       1993      1992      1991      1990
                         ------    --------   --------  --------  --------  --------
SUMMARY OF OPERATIONS

Net Sales                $348,474   $278,105   $279,111  $444,382  $267,859   250,579

Cost of Sales             174,609    143,867    125,923   176,265   109,857   105,443

Income Before
  Income Taxes *           25,573      7,024     17,573    92,999    31,746    23,239

Provision for
  Income Taxes              9,033      1,697      4,391    32,651     9,704     5,817

Net Income                 16,540      5,327     13,182    60,348    22,042    17,422

Net Income Per Share          .77        .25        .61      2.70       .98       .77

Dividends Per Share**         .60        .60        .60       .47       .40       .70

BALANCE SHEET

Working Capital          $158,462   $152,454   $178,001  $206,510  $166,538  $154,841

Property, Plant and
  Equipment                24,797     25,298     28,133    29,577    27,035    34,010

Total Assets              265,163    254,826    259,115   298,847   226,319   216,459

Long-Term Debt                  -          -          -         -     3,000     4,492

Shareholders' Equity      222,996    218,388    224,034   241,259   196,278   188,380

STATISTICAL

Effective Income
  Tax Rate                   35.3%      24.2%      25.0%     35.1%     30.6%     25.0%

Current Ratio                 4.8        5.2        6.1       4.6       7.2       7.6

Return on Average
  Shareholders' Equity        7.5%       2.4%       5.7%     27.6%     11.5%      9.3%

Net Profit Margin             4.7%       1.9%       4.7%     13.6%      8.2%      7.0%

Number of Employees         1,961      1,919      2,126     2,608     2,333     2,569


*   Includes a restructuring charge of $5.0 million in 1993.

**  Includes a special dividend of $.40 per share in 1990.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1995 AND 1994

For the year ended December 31, 1995 the Company's net sales of $348,474,000 compares to net sales for the year ended December 31, 1994 of $278,105,000. This represents an increase of 25.3%. Included in the results for the year ended December 31, 1995 are the net sales of $39,671,000 achieved by OddzOn Products, Inc., compared to net sales of $8,315,000 included in the year ended December 31, 1994. The year ended December 31, 1994 includes the results of OddzOn Products, Inc. since its acquisition in October 1994. Net sales of the Company's toy business, which includes Cap Toys, Inc. and OddzOn Products, Inc., was $134,556,000 for the year ended December 31, 1995 compared to $90,717,000 for the year ended December 31, 1994. Excluding the net sales of the Company's toy business, consolidated net sales for the year ended December 31, 1995 were $213,918,000 compared to $187,388,000 for the year ended December 31, 1994, an increase of $26,530,000 or 14.2%.

Cost of sales were 50.1% of net sales in 1995 compared to 51.7% of net sales in 1994. This decrease can be attributed to the components of cost of sales that are fixed costs which were absorbed by the higher sales volume in the year ended December 31, 1995.

Selling, general and administrative expense was $150,097,000 or 43.1% of net sales for the year ended December 31, 1995 compared to $129,645,000 or 46.6% of net sales in 1994, an increase of $20,452,000 or 15.8%. The increase in selling, general and administrative expense can be primarily attributed to the increase in selling, general and administrative expense of OddzOn Products, Inc. (approximately $12,300,000). The year ended December 31, 1994 includes the results of OddzOn Products, Inc. since its acquisition in October 1994. Also contributing to the increase in selling, general and administrative expense is the increase in expenses at Cap Toys, Inc. (approximately $6,600,000, primarily advertising expense) required to support the higher sales level.

Investment and other income of $1,805,000 for the year ended December 31, 1995 compares to $2,431,000 in 1994. This decrease can be attributed to decreased investment income relative to the Company's short term investment portfolio resulting from lower investment balances and to foreign currency exchange gains and losses related to intercompany loan transactions.

The provision for income taxes as a percent of income before taxes for the year ended December 31, 1995 was 35.3% compared to 24.2% in the prior year. This increase can be attributed to the U.S. Federal tax liability on certain foreign subsidiary income during the year ended December 31, 1995, which was not subject to U.S. Federal tax in the prior year.

Net income for the year ended December 31, 1995 of $16,540,000 compares to net income of $5,327,000 in 1994. This increase in net income can be attributed to the increase in net sales, partially offset by the increase in selling, general and administrative expense and the increase in the effective tax rate.

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

Selling, general and administrative expense was $129,645,000 or 46.6% of net sales for the year ended December 31, 1994 compared to $133,188,000 or 47.7% of net sales in 1993, a decrease of $3,543,000 or 2.7%. Excluding the increase in selling, general and administrative expense of Cap Toys, Inc. (approximately $20,400,000) and the inclusion of the selling, general and administrative expense of OddzOn Products, Inc. (approximately $3,100,000), selling, general and administrative expense decreased $27,043,000. This decrease can be attributed to a decrease in expenses required to support lower sales levels (approximately $16,600,000), including a reduction in the number of salespeople, and cost reductions associated with the restructuring program implemented during 1993 of closing and consolidating distribution centers and administrative functions (approximately $7,700,000). Cost reductions related to this restructuring were partly realized in the year ended December 31, 1993, resulting in total annualized savings in excess of $10,000,000. Also contributing to the decrease in selling, general and administrative expense are lower expenses related to the Company's "Just Say It With A Russ" consumer advertising program (approximately $2,500,000).

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had cash and cash equivalents and short-term investments of $36,836,000 compared to $47,961,000 at December 31, 1994.

During the year ended December 31, 1995, the Company generated net cash flows from operating activities of $8,116,000 resulting from net income of $16,540,000, depreciation and amortization of $7,208,000 and accounts receivable reserve provisions of $9,952,000 offset by increases in accounts receivable of $16,357,000 and inventories of $10,655,000, as a result of the increase in net sales. Funds of $12,921,000 were used for the payment of dividends.

On January 17, 1996, the Company sold the assets of its subsidiary Papel/Freelance, Inc. The sale will result in an increase in cash and cash equivalents of approximately $19,200,000. In addition, $2,000,000 relating to a transitional agreement will be recognized, contingent upon satisfaction of the terms of the agreement.

The Company has available $88,099,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. At December 31, 1995, letters of credit of $24,983,000 were outstanding. There were no direct borrowings under the bank lines of credit. Working capital requirements during 1995, were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Parsippany, New Jersey




Coopers & Lybrand L.L.P.

February 2, 1996

                        CONSOLIDATED STATEMENT OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    1995     1994       1993
                                                  -------   ------     ------
Net sales ....................................  $ 348,474  $278,105   $279,111

Cost of sales.................................    174,609   143,867    125,923

                                                  -------   -------    -------
   GROSS PROFIT...............................    173,865   134,238    153,188

Selling, general and administrative expense...    150,097   129,645    133,188

Restructuring charge..........................          -         -      5,000

Investment and other income - net ............      1,805     2,431      2,573

                                                   ------   -------    -------
INCOME BEFORE INCOME TAXES....................     25,573     7,024     17,573

Provision for income taxes....................      9,033     1,697      4,391

                                                   ------   -------    -------
   NET INCOME.................................   $ 16,540  $  5,327   $ 13,182
                                                   ======   =======    =======
NET INCOME PER SHARE..........................   $    .77  $    .25   $    .61
                                                   ======   =======    =======




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                             (DOLLARS IN THOUSANDS)


                                              Additional                 Foreign
                                   Common        Paid       Retained    Currency        Treasury
                                   Stock      In Capital    Earnings   Translation        Stock
                                  -------   -------------   --------   -------------   ---------
BALANCE AT DECEMBER 31, 1992..... $ 2,348       $31,377     $225,265     $(2,088)      $(15,643)

Net income.......................       -             -       13,182           -              -

Share transactions under
  stock option plans.............      40         5,463            -           -              -

Cash dividends ($.60 per share)..       -             -      (12,797)          -              -

Foreign currency
  translation adjustment.........       -             -            -        (899)             -

Transactions in treasury shares..       -             -            -           -        (22,214)
                                    -----        ------      -------       -----        --------

BALANCE AT DECEMBER 31, 1993.....   2,388        36,840      225,650      (2,987)       (37,857)

Net income.......................       -             -        5,327           -              -

Share transactions under
  stock option plans.............       7         1,035            -           -              -

Cash dividends ($.60 per share)..       -             -      (12,874)          -              -

Foreign currency
  translation adjustment.........       -             -            -         859              -


                                    -----        ------      -------     -------        -------
BALANCE AT DECEMBER 31, 1994.....   2,395        37,875      218,103      (2,128)       (37,857)

Net Income.......................       -             -       16,540           -              -

Share transactions under
  stock option plans.............       6           771            -           -              -

Cash dividends ($.60 per share)..       -             -      (12,921)          -              -

Foreign currency
  translation adjustment.........       -             -            -         212              -

                                    -----        ------      -------      ------         ------
BALANCE AT DECEMBER 31, 1995.....  $2,401       $38,646     $221,722     $(1,916)      $(37,857)
                                    =====        ======      =======      ======         ======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

ASSETS                                               1995         1994
- -------                                             ------       ------
Current assets
  Cash and cash equivalents.....................   $ 36,836     $ 42,758
  Short-term investments........................          -        5,203
  Accounts receivable, trade, less allowances;
     $10,330 in 1995 and $5,651 in 1994 ........     62,675       55,474
  Inventories - net.............................     79,090       67,052
  Prepaid expenses and other current assets.....      5,253        4,229
  Deferred income taxes.........................     16,775       14,176
                                                    -------      -------

               TOTAL CURRENT ASSETS.............    200,629      188,892

Property, plant and equipment - net.............     24,797       25,298
Goodwill and other intangible assets - net......     34,050       35,913
Other assets....................................      5,687        4,723
                                                    -------      -------

               TOTAL ASSETS.....................   $265,163     $254,826
                                                    =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities
  Accounts payable.............................    $  7,369     $  6,972
  Accrued expenses.............................      30,044       24,795
  Accrued restructuring costs..................       3,359        4,527
  Accrued income taxes.........................       1,395          144
                                                    -------      -------

              TOTAL CURRENT LIABILITIES........      42,167       36,438

Commitments and contingencies

Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1995, 24,011,198
    shares; 1994, 23,953,530 shares............       2,401        2,395
  Additional paid in capital...................      38,646       37,875
  Retained earnings............................     221,722      218,103
  Foreign currency translation adjustments.....      (1,916)      (2,128)
  Treasury stock, at cost (2,454,813 shares)...     (37,857)     (37,857)
                                                    -------      -------

              TOTAL SHAREHOLDERS' EQUITY.......     222,996      218,388
                                                    -------      -------
              TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY.............    $265,163     $254,826
                                                    =======      =======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:             1995      1994       1993
                                                 ------    ------     ------
Net income                                      $ 16,540   $ 5,327    $13,182
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation................................   4,177     4,549      5,172
    Amortization of intangible assets...........   3,031     2,436      1,193
    Provision for accounts receivable reserves..   9,952     5,581      2,198
    Gains or losses from sale or disposal
      of fixed assets...........................     283      (353)      (203)
    Changes in assets and liabilities net of
      effect of acquisitions
    Accounts receivable......................... (16,357)  (14,156)    34,509
    Inventories................................. (10,655)    3,263     17,207
    Deferred income taxes.......................  (2,599)   (2,007)    (1,573)
    Prepaid expenses and other current assets...  (1,020)      942       (912)
    Other Assets................................    (965)   (3,139)        87
    Accounts payable............................     397     1,737     (1,620)
    Accrued expenses............................   5,249     1,174    (10,495)
    Accrued restructuring costs.................  (1,168)   (1,755)     2,823
    Accrued income taxes........................   1,251      (249)   (10,886)
                                                  ------     -----     ------
        Total adjustments....................... ( 8,424)   (1,977)    37,500
                                                  ------     -----     ------
        Net cash provided by
          operating activities..................   8,116     3,350     50,682

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of short-term investments.................   5,203    26,218       (979)
Proceeds from sale of fixed assets..............     605     1,362      1,928
Capital expenditures............................  (4,563)   (2,405)    (5,190)
Acquisitions....................................  (3,352)  (26,272)   (24,380)
                                                   -----    ------     ------
       Net cash provided by (used in)
        investing activities....................  (2,107)   (1,097)   (28,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt......................       -         -     (3,000)
Issuance of common stock........................     777     1,042      5,503
Dividends....................................... (12,921)  (12,874)   (12,797)
Transactions in treasury shares.................       -         -    (22,214)
                                                  ------    ------     ------
       Net cash (used in) financing
         activities............................. (12,144)  (11,832)   (32,508)
Effect of exchange rate.........................     213       859       (360)
                                                  ------    ------     ------

Net decrease in cash and
  cash equivalents..............................  (5,922)   (8,720)   (10,807)
Cash and cash equivalents at beginning of year..  42,758    51,478     62,285
                                                  ------    ------     ------
Cash and cash equivalents at end of year........  36,836   $42,758    $51,478
                                                  ======    ======     ======

CASH PAID DURING THE YEAR FOR:

    Interest.................................... $   294   $   353    $   531
    Income taxes................................ $10,380   $ 3,953    $16,851

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Russ Berrie and Company, Inc. and its wholly-owned subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions.

REVENUE RECOGNITION

The Company recognizes revenue from product sales, net of provisions for allowances, upon shipment to the customer.

ADVERTISING COSTS

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to results of operations during the year in which they are incurred. Advertising cost for the years ended December 31, 1995, 1994 and 1993 amounted to $17,291,000, $12,913,000 and $7,414,000, respectively.

CASH EQUIVALENTS

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less and approximates fair value.

SHORT-TERM INVESTMENTS

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective with the year ended December 31, 1994.

As of December 31, 1994, short-term investments in debt securities have been categorized as available for sale and as a result are stated at fair value.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of purchase price of acquired assets over the fair market value of net assets acquired, is being amortized using the straight-line method over fifteen years or less. The Company evaluates the recoverability of goodwill based upon estimated future income of operating entities. Other intangible assets acquired are being amortized over the period for which benefit is derived which ranges from three to five years. Accumulated amortization was $ 8,274,000 and $6,366,000 at December 31, 1995 and 1994,
respectively.

FOREIGN CURRENCY TRANSLATION

Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries financial statements, which are denominated in the local currency, are recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in investment and other income - net (See Note 8).

ACCOUNTING FOR INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares outstanding during the year. The number of shares used in the computation at December 31, 1995, 1994 and 1993 were 21,533,402, 21,458,099 and 21,470,672, respectively.

FOREIGN CURRENCY CONTRACTS

The Company enters into forward exchange contracts and currency options, principally to hedge the currency risk associated with the purchase of inventory by its foreign subsidiaries. Gains and losses are reported as a component of the related transactions. The Company does not speculate in foreign currencies. At December 31, 1995 and 1994, the aggregate amount of foreign exchange contracts was $6,500,000 and $1,500,000, respectively.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates that affect the reported financial position and results of operations.

ACQUISITIONS

In December 1995, the Company completed the acquisition of Ivory Tower Publishing Company, Inc. The acquisition, accounted for as a purchase, was funded entirely by the Company's cash. As of December 31, 1995 no goodwill was recorded as the purchase price was equivalent to the estimated fair value of the assets acquired and liabilities assumed.

In October 1994, the Company completed the acquisition of substantially all of the assets, including inventory, of OddzOn Products, Inc., a toy company based in Campbell, California. The acquisition, accounted for as a purchase, was funded entirely by the Company's cash and $19,344,000 of goodwill was recorded. Additional payments may be required based upon the attainment of certain future operating profit levels of OddzOn Products, Inc. During the year ended December 31, 1995, $111,058 was charged to goodwill related to these additional payments.

In October 1993, the Company acquired substantially all of the assets of Cap Toys, Inc., a toy company based in Ohio, and $13,606,000 of goodwill was recorded. Under the purchase agreement, additional payments may be required based upon the attainment of certain operating profit levels of Cap Toys, Inc. During the years ended December 31, 1995, and 1994, $1,047,000 and $2,563,000,
respectively, was charged to goodwill related to these additional payments.

NOTE 2 - SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 1994 included tax - exempt municipal bonds with a cost of $5,268,000 and a fair value of $5,203,000.

NOTE 3 - INVENTORY RESERVES

As of December 31, 1995 and 1994, the Company has recorded a reserve for certain inventories to reflect the net realizable value of such inventories. Management believes that such inventories are fairly stated. The reserve balance as of December 31, 1995 and 1994 was $20,202,000 and $18,157,000,
respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                           DECEMBER 31,
                                      1995            1994
                                   ----------     -----------
Land.........................     $  6,053,000   $  6,071,000
Buildings....................       10,616,000     10,607,000
Machinery and equipment......       21,303,000     21,899,000
Furniture and fixtures.......        6,865,000      6,197,000
Leasehold improvements.......        8,593,000      7,766,000
                                    ----------    -----------
                                    53,430,000     52,540,000
Less accumulated depreciation
  and amortization...........       28,633,000     27,242,000
                                    ----------    -----------
                                  $ 24,797,000   $ 25,298,000
                                    ==========    ===========

NOTE 5 - LINES OF CREDIT

Under its existing domestic bank lines of credit, which are renewed annually, the Company has available $75,000,000 for direct borrowings and letters of credit at any one time.

The maximum amount available to the Company's foreign operations at December 31, 1995 under local lines of credit is $13,099,000. These lines, which are guaranteed by the Company, provide for direct borrowings, letters of credit, and overdraft facilities.

In connection with the purchase of imported merchandise, the Company, at December 31, 1995, had letters of credit outstanding under all lines of $24,983,000.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses as of December 31, 1995 and 1994 consist of the following:

                                                  DECEMBER 31,
                                              1995         1994
                                             ------       ------
Accrued sales commissions.......          $ 2,453,000  $ 1,625,000
Accrued advertising.............            2,869,000    2,653,000
Accrued payments related to
    Cap Toys, Inc. agreement....            1,047,000    2,349,000
Accrued litigation..............            6,300,000    6,300,000
Accrued payroll and
    incentive compensation......            5,833,000    2,801,000
Other...........................           11,542,000    9,067,000
                                           ----------   ----------
                                          $30,044,000  $24,795,000
                                           ==========   ==========

NOTE 7 - RESTRUCTURING CHARGE

A restructuring charge of $5,000,000 was recorded in the year ended December 31, 1993. This charge includes the write-down of certain assets, employee severance costs and other incremental costs related to the closing, moving and consolidating of distribution and administrative functions. As of December 31, 1995, the remaining accrual primarily represents future lease obligations, through 1997, related to previously closed facilities. One such facility is leased from a partnership in which a director of the Company is a general partner (See Note 10).

NOTE 8 - INVESTMENT AND OTHER INCOME - NET

The significant components of investment and other income - net for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                          1995        1994            1993
                                        ---------   ---------      ---------
Investment income..............        $1,896,000  $ 2,214,000    $ 3,033,000
Interest expense...............          (235,000)    (244,000)      (617,000)
Foreign currency transactions..          ( 73,000)      87,000       (583,000)
Other..........................           217,000      374,000        740,000
                                        ---------     --------      ---------
                                       $1,805,000  $ 2,431,000    $ 2,573,000
                                        =========    =========      =========

NOTE 9 - INCOME TAXES

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

Income before income taxes was:

                                     YEARS ENDED DECEMBER 31,

                              1995             1994             1993
                           ----------        --------        ---------
United States            $ 14,176,000      $4,225,000      $ 7,140,000
Foreign                    11,397,000       2,799,000       10,433,000
                           ----------       ---------       ----------
                         $ 25,573,000      $7,024,000      $17,573,000
                          ===========       =========       ==========

The provision for income taxes consists of the following:

                                    YEARS ENDED DECEMBER 31,

CURRENTLY PAYABLE:            1995            1994             1993
                            -------          ------           ------
Federal.................  $ 9,602,000     $ 2,348,000     $ 2,785,000
Foreign.................    1,320,000         544,000       2,653,000
State...................      710,000         812,000         526,000
                           ----------       ---------       ---------
                           11,632,000       3,704,000       5,964,000
DEFERRED:
Federal.................   (2,696,000)     (3,023,000)     (1,572,000)
Foreign.................       97,000        (342,000)        (30,000)
State...................            -       1,358,000          29,000
                           ----------       ---------       ---------
                           (2,599,000)     (2,007,000)     (1,573,000)
                           ----------       ---------       ---------

                          $ 9,033,000     $ 1,697,000     $ 4,391,000
                           ==========       =========       =========

A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

                                               YEARS ENDED DECEMBER 31,

                                            1995         1994         1993
                                           ------       ------       ------
Tax at U.S. Federal statutory rate.     $ 8,951,000  $ 2,458,000  $ 6,151,000
State income tax net of Federal
  tax benefit......................         272,000      287,000      342,000
Foreign rate differences...........          49,000      242,000   (1,029,000)
Charitable contributions...........               -            -     (901,000)
Tax advantaged investment income...        (173,000)    (301,000)    (561,000)
Provision for foreign dividends....               -   (3,000,000)   1,200,000
Change in enacted rates............               -      (52,000)    (414,000)
Change in valuation allowance......         164,000    1,275,000      750,000
Adjustment of estimated liabilities               -      707,000            -
Other, net.........................        (230,000)      81,000   (1,147,000)
                                          ---------    ---------   ----------
                                        $ 9,033,000  $ 1,697,000  $ 4,391,000
                                          =========    =========   ==========

As of December 31, 1995, the Company has State tax loss carryforwards of approximately $1,242,000, tax effected, which expire between 1997 and 2010.

The Company has recorded a valuation allowance of $3,431,000 (primarily relating to deferred State taxes and State tax loss carryforwards) to reflect the estimated amount of deferred tax assets which may not be realized.

The components of the net deferred tax asset, net of the valuation allowance, resulting from differences between accounting for financial and tax reporting purposes were as follows:

                                                        DECEMBER 31,

ASSETS:                                             1995            1994
                                                -----------     -----------
Inventory capitalization................        $ 3,161,000     $ 2,174,000
Reserves not deducted for tax purposes..          9,023,000       6,533,000
Accrued restructuring costs.............          1,264,000       1,695,000
Litigation..............................          2,305,000       2,145,000
Charitable contribution carryforward....                  -       1,270,000
Other...................................          1,049,000         681,000
                                                 ----------      ----------
                                                 16,802,000      14,498,000
                                                 ----------      ----------

LIABILITIES:

Depreciation............................             27,000         259,000
Other...................................                  -          63,000

                                                 ----------      ----------
                                                     27,000         322,000
                                                 ----------      ----------
Net deferred tax asset..................        $16,775,000     $14,176,000
                                                 ==========      ==========

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries' undistributed earnings less those earnings deemed to be permanently reinvested. The amount of such earnings, permanently reinvested, was approximately $56,394,000 as of December 31, 1995. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable.

NOTE 10 - RELATED PARTY TRANSACTIONS

Certain buildings, referred to in Note 11, are leased from Russell Berrie, the Company's majority shareholder, or entities owned or controlled by him.
Rentals under these leases for the years ended December 31, 1995, 1994 and 1993 were $4,042,000, $4,307,000 and $4,406,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $8,281,000 as of December 31, 1995, $2,000,000 of which is collateralized by assets of the Company.

The Company also leases a facility from a partnership in which a director of the Company is a general partner. Annual rentals under this lease agreement for the years ended December 31, 1995, 1994 and 1993 were $996,000. This lease obligation is included in the estimate for future lease obligations with respect to the accrued restructuring costs (See Note 7).

NOTE 11 - LEASES

At December 31, 1995, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to twenty-three years.

Rent expense for the years ended December 31, 1995, 1994 and 1993 amounted to $8,450,000, $8,264,000 and $8,456,000, respectively.

The approximate aggregate minimum future rental payments as of December 31, 1995 under operating leases are as follows:

        1996............................    $ 8,787,000
        1997............................      7,871,000
        1998............................      6,192,000
        1999............................      4,395,000
        2000............................      2,702,000
        Later years.....................     10,283,000

NOTE 12 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company has three stock option plans and an employee stock purchase plan. As of December 31, 1995, there were 3,269,019 shares of common stock reserved for issuance under all stock plans. There are outstanding options under prior plans; however, these plans have been terminated and no additional options can be granted. The option price for all stock option plans is equal to the closing price of the Company's common stock as of the date the option is granted and no options may be exercised within one year from the date of grant.

Options are exercisable at prices ranging from $9.59 to $21.17 per share under the various plans. The exercise price of options exercised during 1995 ranged from $10.09 to $14.875. Summarized stock option data follows:

                                                Stock Option           Stock Option
                                               And  Restricted       Plans For Outside
                         Stock  Option Plans     Stock Plans*           Directors*
                         --------------------  ---------------     ----------------------
Outstanding as of
       December 31, 1992        863,877            107,103                   57,000
Granted during the year ...     455,453             30,391                   15,000
Exercised during the year..    (285,729)           (51,592)                       -
Cancelled during the year..    (101,481)                 -                        -
                                -------             ------                   ------

Outstanding as of
       December 31, 1993        932,120             85,902                   72,000
Granted during the year....     234,269             37,117                   15,000
Exercised during the year..     (73,168)            (3,989)                 (12,000)
Cancelled during the year..    (147,563)           (22,262)                       -
                                -------             ------                   ------

Outstanding as of
       December 31, 1994...     945,658             96,768                   75,000
Granted during the year....     226,422             35,764                   15,000
Exercised during the year..     (22,108)            (4,458)                 (12,000)
Cancelled during the year..     (75,848)            (9,015)                 (21,000)
                              ---------            -------                   ------

Outstanding as of
       December 31, 1995      1,074,124            119,059                   57,000
                              =========            =======                   ======

*These plans allowed for the granting of Stock Appreciation Rights (SARs). The SARs, which relate to specific options under the plans, permit the participant to exercise the SAR and be entitled to an amount equal to the excess of the closing market price of the Company's common stock on the date of exercise over the exercise price of the related option.

Under the Employee Stock Purchase Plan, the option price is 90% of the closing market price of the stock on the first business day of the plan year. During 1995, 7,351 shares were issued under this plan. The 1994 Employee Stock Purchase Plan has 137,668 shares reserved for future issuance.

The Company anticipates adopting Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", for disclosure purposes only and anticipates continuing to account for stock based compensation under APB Opinion No. 25.

NOTE 13 - RETIREMENT PLAN AND 401(k) PLAN

Effective February 1, 1995, the Company converted its defined contribution retirement plan to a 401(k) Plan. Employees may, up to certain prescribed limits, contribute to the 401(k) Plan and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the year ended December 31, 1995 was $574,000.

There was no provision for contributions to the retirement plan charged to operations for the year ended December 31, 1994. The provision for the Company's contributions charged to operations for the year ended December 31, 1993 related to the Company's retirement plan was $1,991,000.

NOTE 14 - BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company's operations by business segment and geographic area are presented below:

FINANCIAL DATA BY BUSINESS SEGMENT

REVENUES:                       1995          1994             1993
                              --------    ------------     ------------
Gift....................   $ 213,918,000   $187,388,000    $266,458,000
Toys....................     134,556,000     90,717,000      12,653,000
                             -----------    -----------     -----------
Consolidated............   $ 348,474,000   $278,105,000    $279,111,000
                             ===========    ===========     ===========

OPERATING INCOME:

Gift....................   $  19,775,000   $  1,401,000    $ 26,739,000
Toys....................      14,190,000     12,277,000         977,000
Corporate expense net
 of investment income...      (8,392,000)    (6,654,000)    (10,143,000)
                              ----------    -----------     -----------
Consolidated............   $  25,573,000   $  7,024,000    $ 17,573,000
                              ==========    ===========     ===========

IDENTIFIABLE ASSETS:

Gift*...................   $ 188,331,000   $183,869,000    $232,905,000
Toys....................      76,832,000     70,957,000      26,210,000
                             -----------    -----------     -----------
Consolidated............   $ 265,163,000   $254,826,000    $259,115,000
                             ===========    ===========     ===========

DEPRECIATION AND AMORTIZATION:

Gift....................   $   4,309,000   $  5,250,000    $  6,073,000
Toys....................       2,899,000      1,735,000         292,000
                             -----------    -----------     -----------
Consolidated............   $   7,208,000   $  6,985,000    $  6,365,000
                             ===========    ===========     ===========


CAPITAL EXPENDITURES:

Gift....................   $   3,829,000   $  1,870,000    $  5,109,000
Toys....................         734,000        535,000          81,000
                              ----------    -----------     -----------
Consolidated............   $   4,563,000   $  2,405,000    $  5,190,000
                              ==========    ===========     ===========


* Includes short - term investments

FINANCIAL DATA BY GEOGRAPHIC AREA

REVENUES:                       1995           1994            1993
                             -----------    -----------    ------------
United States...........   $ 279,473,000   $228,833,000    $213,101,000
Europe..................      29,698,000     23,024,000      33,230,000
Other Foreign...........      39,303,000     26,248,000      32,780,000
                             -----------    -----------     -----------
Consolidated............   $ 348,474,000   $278,105,000    $279,111,000
                             ===========    ===========     ===========

NET INCOME:

United States...........   $   9,181,000    $ 2,730,000     $ 5,372,000
Europe..................         652,000       (719,000)      2,434,000
Other Foreign...........       6,707,000      3,316,000       5,376,000
                              ----------     ----------      ----------
Consolidated............      16,540,000    $ 5,327,000     $13,182,000
                              ==========     ==========      ==========
IDENTIFIABLE ASSETS:

United States...........   $ 202,310,000   $189,731,000    $189,385,000
Europe..................      29,153,000     29,119,000      30,877,000
Other Foreign...........      33,700,000     35,976,000      38,853,000
                             -----------    -----------     -----------
Consolidated............   $ 265,163,000   $254,826,000    $259,115,000
                             ===========    ===========     ===========

NOTE 15 - LITIGATION

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

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following selected financial data for the eight quarters ended December 31, 1995 are derived from unaudited financial statements and include, in the opinion of management, all adjustments necessary for fair presentation of the results for the interim periods presented and are of a normal recurring nature.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                               FOR QUARTERS ENDED

             1995           MARCH 31,     JUNE 30,    SEPT. 30,    DEC. 31,
                            ---------     --------    ---------    --------
Net sales............        $ 80,118     $ 74,263    $ 103,987    $ 90,106
Gross profit.........          40,794       35,587       54,537      42,947
Net income...........           4,083          154        9,260       3,043
Net income
  per share..........        $   0.19     $   0.01    $    0.43    $   0.14

              1994

Net sales............        $ 64,167     $ 57,546    $  82,850    $ 73,542
Gross profit.........          32,606       25,313       42,754      33,565
Net income (loss)....           1,022       (3,327)       5,742       1,890
Net income (loss)
 per share...........        $   0.05     $  (0.16)   $    0.27    $   0.09

NOTE 17 - SUBSEQUENT EVENT

On January 17, 1996, the Company completed the sale of its subsidiary Papel/Freelance, Inc. to Zebra Capital Corporation. The sale resulted in a pre-tax gain of approximately $6,800,000 of which $4,800,000 will be recognized in the first quarter of 1996 and $2,000,000 relates to a transitional agreement and will be recognized, contingent upon satisfaction of the terms of the agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT

Information relating to this item appears under the caption "ELECTION OF DIRECTORS" on pages 1 through 3 of the 1996 Proxy Statement, which is incorporated herein by reference and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" on pages 11 and 12 of this Annual Report on Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

Information relating to this item appears under the caption "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD" on page 3, "DIRECTOR COMPENSATION" on pages 3 through 5, "EXECUTIVE COMPENSATION" on pages 11 through 13 and "COMPENSATION COMMITTEE REPORT" on pages 6 and 7 in the 1996 Proxy Statement, which are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT

Information relating to this item appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT" on pages 9 and 10 and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" on page 10 of the 1996 Proxy Statement, which is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS

Information relating to this item appears under the captions "EXECUTIVE COMPENSATION" on pages 11 through 13, "CERTAIN TRANSACTIONS" on pages 13 through 15 and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" on page 7 of the 1996 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
            REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT.

1. FINANCIAL STATEMENTS:

                                                                  Page Number in this
                                                                         Report
                                                                 ----------------------
Report of Independent Accountants.........................                 17

Consolidated Statement of Income for the
years ended December 31, 1995, 1994 and 1993..............                 18

Consolidated Statement of Changes in
Shareholders' Equity for the years ended
1995, 1994 and 1993.......................................                 19

Consolidated Balance Sheet at December 31,
1995 and 1994.............................................                 20

Consolidated Statement of Cash Flows for the
years ended December 31, 1995, 1994 and 1993..............                 21

Notes to Consolidated Financial Statements................                 22-31

2.  FINANCIAL STATEMENT SCHEDULE:

Schedule VIII  - Valuation and qualifying accounts........                 S-2

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.  EXHIBITS:

Exhibit No.
3.1 (a)     Restated Certificate of Incorporation of the Registrant and amendment thereto.
                  (9)

    (b)     Certificate of Amendment to Restated Certificate of Incorporation of the
                  Company filed April 30, 1987. (23)

3.2 (a)     By-Laws of the Registrant.  (9)

    (b)     Amendment to Revised By-Laws of the Company adopted April 30, 1987.
                  (23)

    (c)     Amendment to Revised By-Laws of the Company adopted February 18, 1988. (23)

4.1         Form of Common Stock Certificate.  (1)

10.1(a)     Russ Berrie and Company, Inc. Stock Option and Restricted Stock Plan.  (2)

    (b)     Amendment to the Russ Berrie and Company, Inc. Stock Option and
                  Restricted Stock Plan.  (11)

10.2(a)     Russ Berrie and Company, Inc. Stock Option Plan for Outside Directors. (3)
    (b)           Amendment to the Russ Berrie and Company, Inc. Stock Option Plan
                  for Outside Directors. (11)

10.3        Russ Berrie and Company, Inc. Profit Sharing Plan.  (3)

10.4        Agreement dated January 26, 1982 between the Registrant and A. Curts Cooke and amendment thereto dated March 10, 1984.  (3)

   ---------

(1)         Incorporated by reference to Amendment No. 2 to Registration  Statement No.
            2-88797 on Form S-1, as filed on March 29, 1984.

(2)         Incorporated by reference to Annual Report on Form 10-K for the year ended
            December 31, 1984.

(3)         Incorporated by reference to Amendment No. 1 to Registration  Statement No.
            2-8797 on Form S-1, as filed on March 13, 1984.

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

- ---------

(4)         Incorporated by reference to Registration Statement No. 2-88797  on Form S-1 as filed on February 2, 1984.

EXHIBIT NO.
- -----------
10.38       Mortgage, dated December 28, 1983, between Russell Berrie and Citibank,
                   N.A.  (4)

10.39       Form of New Jersey Economic Development Authority Variable/Fixed Rate
                   Economic Development Bond (Russell Berrie -- 1983 Project).  (4)

10.51       Grant Deed, dated June 28, 1982, from Russ Berrie and Company, Inc. to
                   Russell Berrie.  (1)

10.52       Russ Berrie and Company, Inc. 1989 Employee Stock Purchase Plan.  (13)

10.53 (a)   Russ Berrie and Company, Inc. Stock Option Plan.  (6)

      (b)   Amendments to the Russ Berrie and Company, Inc. Stock Option Plan.  (11)

10.68 (a)   Lease Agreement, dated as of May 1, 1977, between Fred T. Reisman and
                  Associates Limited, Amram's Distributing, LTD, and Alfa Romeo
                  (Canada)  Limited  (8)

      (b)   Lease Agreement, dated April 8, 1986, between Pensionfund Realty Limited and Amram's Distributing LTD.  (9)

10.70       Amendment, dated October 29, 1985 to the restated Russ Berrie and
                   Company, Inc. Profit Sharing Plan.  (8)

- ---------

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

10.76 (a)   Lease agreement, dated September 17, 1987, between Forsgate Industrial
                   Complex and Russ Berrie and Company, Inc.  (11)

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

- -------

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

(14)        Incorporated by reference to Form S-8 Registration Statement  No. 33-27406, as filed on March 16, 1989.

(15)        Incorporated by reference to Form S-8 Registration Statement No. 33-27897, as filed on April 5, 1989.

(16)        Incorporated by reference to Form S-8 Registration Statement  No. 33-27898, as filed on April 5, 1989.

(17)        Incorporated by reference to Annual Report on Form 10-K for the year ended
            December 31, 1988.

EXHIBIT NO.
- -----------
10.84       Lease Agreement dated November 7, 1988 between Russell Berrie and Russ
                   Berrie and Company, Inc. (17)

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

10.91 (a)   Assignment of Underlease of Unit 10 Nursling Industrial Estate, Marks and
                   Spencer plc to Russ Berrie (U.K.) Limited.  (19)

      (b)   Underlease of Unit 10 Nursling Estate County of Hants. (19)

10.92       Agreement for sale and purchase of parts or shares of Sea View Estate between
                   Sino Rank Company Limited and Tri Russ International (Hong Kong)
                   Limited dated March 10, 1990.  (19)

10.95 (a)   Asset Purchase Agreement dated September 18, 1990 by and among Bright,
                   Inc., Bright of America, Inc., Bright Crest, LTD. and William T. Bright.
                   (19)

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

  --------
(17)        Incorporated by reference to Annual Report on Form 10-K for the year ended
            December 31, 1988.

(18)        Incorporated by reference to Annual Report on Form 10-K for  the year ended
            December 31, 1989.

(19)        Incorporated by reference to Annual Report on Form 10-K for  the year ended
            December 31, 1990.

EXHIBIT NO.
- -----------
10.101 (a)  Sale and Purchase Agreement dated October 16, 1991 by and  among Weaver
                   Corp. and Papel/Freelance, Inc.  (20)

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

10.109      Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ,
                   Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button. (23)

10.110      Asset Purchase Agreement By and Among PF ACQUISITION CORP.,
                   ZEBRA CAPITAL CORPORATION, PAPEL/FREELANCE, INC. and
                   RUSS BERRIE AND COMPANY, INC. dated December 15, 1995. (24)

21.1        List of Subsidiaries

23.1        Report of Independent Accountants

23.2        Consent of Independent Accountants

27.1        Financial Data Schedule

- -------------

(20)        Incorporated by reference to Annual Report on Form 10-K  for the year ended
            December 31, 1991.

(21)        Incorporated by reference to Annual Report on Form 10-K for the year ended
            December 31, 1992.

(22)        Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1993.

(23)        Incorporated by Reference to Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1994.

(24)        Incorporated by reference to Annual Report on Form 10-K for the year ended
            December 31, 1995.

(b) REPORTS ON FORM 8-K

No reports on From 8-K were filed by the Company during the quarter ended December 31, 1995.

Undertaking

In order to comply with amendments to the rules governing the use of Form S-8 under the Securities Act of 1933, as amended, as set forth in Securities Act Release No. 33-6867, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Forms S-8 (File Nos. 2-96238, 2-96239, 2-96240, 33-10779, 33-27406, 33-27897 and 33-27898):

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

                                        Russ Berrie and Company, Inc.
                                                       (Registrant)

                                             By     /s/Paul Cargotch
                                                ------------------------------
                                                  Paul Cargotch
                                                  Vice President - Finance and
                                                  Chief Financial Officer

- ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signatures                                                Date
            ----------                                                ----
         /s/ Russell Berrie                                         3/26/96
- --------------------------------------------------------       --------------
Russell Berrie, Chairman of the Board,
Chief Executive Officer, and Director
(Principal Executive Officer)

          /s/ A. Curts Cooke                                       3/25/96
- --------------------------------------------------------       --------------
A. Curts Cooke, President, Chief
Operating Officer and Director
(Principal Operating Officer)

          /s/ Paul Cargotch                                        3/25/96
- --------------------------------------------------------       --------------
Paul Cargotch, Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

               SIGNATURES                                         DATE
               ----------                                         ----
/s/ Raphael Benaroya                                            3/28/96
- --------------------------------------------------        ---------------------
Raphael Benaroya, Director

/s/ Jimmy Hsu                                                   3/28/96
- --------------------------------------------------        ---------------------
Jimmy Hsu, Director

        /s/ Ilan Kaufthal                                       3/25/96
- --------------------------------------------------        ---------------------
Ilan Kaufthal, Director

        /s/ Charles Klatskin                                    3/26/96
- --------------------------------------------------        ---------------------
Charles Klatskin, Director

        /s/ Joseph Kling                                        3/25/96
- --------------------------------------------------        ---------------------
Joseph Kling, Director


- --------------------------------------------------        ---------------------
William A. Landman, Director

/s/ Sidney Slauson                                              3/25/96
- --------------------------------------------------        ---------------------
Sidney Slauson, Director

         /s/ Bernard H. Tenenbaum                               3/25/96
- --------------------------------------------------        ---------------------
Bernard H. Tenenbaum, Director

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IS THOUSANDS)


             COLUMN A                               COLUMN B       COLUMN C      COLUMN D        COLUMN E
             ---------                              --------       --------      --------       -----------

                                                    BALANCE AT                                   BALANCE
                                                    BEGINNING      CHARGED TO                    AT END
   DESCRIPTION                                      OF PERIOD       EXPENSES     DEDUCTIONS*    OF PERIOD
   -----------                                      ---------      ----------    -------------  ---------
Allowance for accounts receivable:

Year ended December 31, 1993                         $ 5,229        $ 2,198         $ 3,597        $ 3,830
Year ended December 31, 1994                           3,830          5,581           3,760          5,651
year ended December 31, 1995                           5,651          9,952           5,273         10,330

Allowance for slow moving
inventory items:


Year ended December 31, 1993                         $11,650        $ 7,451         $ 3,323        $15,778
Year ended December 31, 1994                          15,778          7,062           4,683         18,157
Year ended December 31, 1995                          18,157          5,867           3,822         20,202

*Principally account write-offs, allowances and disposal of merchandise, respectively.

                                 Exhibit Index

Exhibit Numbers

10.110 Asset Purchase Agreement By and Among PF ACQUISITION CORP., ZEBRA CAPITAL CORPORATION, PAPEL/FREELANCE, INC. and RUSS BERRIE AND COMPANY, INC. dated December 15, 1995

21.1   List of Subsidiaries

23.1   Report of Independent Accountants

23.2   Consent of Independent Accountants

27.1   Financial Data Schedule