Form 10-Q
period 1996-03-31
RUSS BERRIE & CO INC
filed 1996-05-14
CIK 739878

                                                                      5/9/96 PM
                                                                      DRAFT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... March 31, 1996

                                     OR

   { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .........................to......................
Commission file number ...................................................1-8681

                          RUSS BERRIE AND COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                     22-1815337
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   111 Bauer Drive, Oakland, New Jersey                   07436
(Address of principal executive offices)                (Zip Code)

                                 (201) 337-9000
              (Registrant's telephone number, including area code)

 ................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                    OUTSTANDING AT APRIL 4, 1996
         -----                                    ----------------------------
Common stock, $.10 stated value                            21,649,164

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION                                           NUMBER

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of March 31, 1996
               and December 31, 1995                                        3

               Consolidated Statement of Income for the three-month
               periods ended March 31, 1996 and 1995                        4

               Consolidated Statement of Cash Flows for the three-month
               periods ended March 31, 1996 and 1995                        5

               Notes to Consolidated Financial Statements                   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7 and 8


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                             9

               Signatures                                                  10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                             (UNAUDITED)

      ASSETS                                            MARCH 31,   DECEMBER 31,
                                                          1996          1995
                                                       ---------     ---------
Current assets

  Cash and cash equivalents                            $  47,968     $  36,836
  Accounts receivable, trade - net                        62,929        62,675
  Merchandise inventories                                 65,447        79,090
  Prepaid expenses and other current assets                6,108         5,253
  Deferred income taxes                                   16,775        16,775
                                                       ---------     ---------
           Total current assets                          199,227       200,629

Property, plant and equipment - net                       23,944        24,797
Goodwill and other intangible assets - net                33,160        34,050
Other assets                                               5,625         5,687
                                                       ---------     ---------
           Total assets                                $ 261,956     $ 265,163
                                                       =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts Payable                                     $   4,249     $   7,369
  Accrued expenses                                        21,420        30,044
  Accrued restructuring costs                              3,379         3,359
  Accrued income taxes                                     4,992         1,395
                                                       ---------     ---------
           Total current liabilities                      34,040        42,167

Commitments and contingencies

Shareholders' equity
  Common stock; $.10 stated value;
  authorized 50,000,000 shares;
  issued as of March 31, 1996; 24,081,820 as of
  December 31, 1995; 24,011,198 shares                     2,408         2,401
  Additional paid-in capital                              39,579        38,646
  Retained earnings                                      226,077       221,722
  Foreign currency translation adjustments                (2,291)       (1,916)
  Treasury stock, at cost (2,454,813 shares)             (37,857)      (37,857)
                                                       ---------     ---------
          Total shareholders' equity                     227,916       222,996
                                                       ---------     ---------
          Total liabilities and shareholders' equity   $ 261,956     $ 265,163
                                                       =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                  (Dollars in Thousands except per share data)

                                                   (UNAUDITED)
                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             1996              1995
                                           -------            -------
Net sales                                  $82,881            $80,118

Cost of sales                               41,146             39,324
                                           -------            -------
Gross profit                                41,735             40,794

Selling, general
  and administrative expense                34,877             35,843

Investment and other income-net              5,231                728
                                           -------            -------
Income before income taxes                  12,089              5,679

Provision for income taxes                   4,493              1,596
                                           -------            -------
Net income                                 $ 7,596            $ 4,083
                                           =======            =======
Net income per share                       $  0.35            $  0.19
                                           =======            =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)

                                                               (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           1996          1995
                                                         --------      --------
Cash flows from operating activities:
Net income                                               $  7,596      $  4,083
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                                929         1,054
  Amortization of intangible assets                           665           745
  Provision for accounts receivable reserves                2,451         1,879
  Sale of subsidiary                                       (3,000)           --
  Loss on sale of assets and other, net                       112          (125)
  Changes in assets and liabilities
    Accounts receivable                                    (7,992)       (7,220)
    Inventories                                             5,576        (3,889)
    Prepaid expenses                                         (947)       (1,017)
    Goodwill and other intangible assets                      (23)          (74)
    Other assets                                               62          (485)
    Accounts payable                                       (2,915)         (927)
    Accrued expenses                                       (8,992)       (1,278)
    Accrued restructuring costs                               325          (789)
    Accrued and deferred income taxes                       1,797         1,218
                                                         --------      --------
      Total adjustments                                   (11,952)      (10,908)
                                                         --------      --------
      Net cash (used in) operating activities              (4,356)       (6,825)

Cash flows from investing activities:
  Decrease in short-term investments                           --         5,203
  Proceeds from sale of fixed assets                           61            95
  Capital expenditures                                       (755)       (1,040)
  Sale of subsidiary                                       18,858            --
                                                         --------      --------
      Net cash provided by investing activities            18,164         4,258

Cash flows from financing activities:
 Common stock transactions                                    940           344
 Dividends                                                 (3,241)       (3,228)
                                                         --------      --------
      Net cash (used in) financing activities              (2,301)       (2,884)

Effect of exchange rate changes on cash
  and cash equivalents                                       (375)        1,004
                                                         --------      --------
Net increase (decrease) in cash and cash equivalents       11,132        (4,447)

Cash and cash equivalents at beginning of period           36,836        42,758
                                                         --------      --------
Cash and cash equivalents at end of period               $ 47,968      $ 38,311
                                                         ========      ========
Cash paid during the period for:
Interest                                                 $     40      $     22
Income taxes                                             $    896      $    378

               The accompanying notes are an integral part of the
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are of a normal recurring nature. Results for interim periods are not necessarily an indication of results to be expected for the year. Investment and other income-net for the three months ended March 31, 1996 includes the gain on the sale of the Company's subsidiary Papel/Freelance, Inc. of approximately $4,800,000 and included in the selling, general and administrative expense for the three months ended March 31, 1996 is a provision of $900,000 for costs associated with closing the Company's remaining traditional retail stores.


NOTE 2

The weighted average number of shares outstanding during the three-month periods ended March 31, 1996 and 1995 were 21,586,017 and 21,510,957 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.


NOTE 3

Cash dividends of $3,240,665 ($.15 per share) were paid on March 18, 1996 to shareholders of record of the Company's Common Stock on March 3, 1996. Cash dividends of $3,227,963 ($.15 per share) were paid in the three-month period ended March 31, 1995.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1996

Consolidated net sales for the three months ended March 31, 1996 were $82,881,000 compared to $80,118,000 for the three months ended March 31, 1995. This represents an increase of $2,763,000 or 3.4%. The net sales of the Company's business segments can be summarized as follows:

                                                                      Percentage
             Three Months Ended  Three Months Ended     Increase       Increase
               March 31, 1996      March 31, 1995      (Decrease)     (Decrease)
             ------------------  ------------------    ----------     ----------
GIFT            $55,403,000         $46,950,000       $ 8,453,000       18.0%

TOY              26,315,000          23,878,000         2,437,000       10.2%

DISCONTINUED

OPERATIONS        1,163,000           9,290,000        (8,127,000)        --
                -----------         -----------       -----------
                $82,881,000         $80,118,000       $ 2,763,000        3.4%
                ===========         ===========       ===========

The Company's discontinued operations primarily represents Papel/Freelance, Inc., a subsidiary which was sold on January 17, 1996.

Cost of sales were 49.6% of net sales for the three months ended March 31, 1996 compared to 49.1% for the same period in 1995.

Selling, general and administrative expense was $34,877,000 or 42.1% of net sales for the three months ended March 31, 1996 compared to $35,843,000 or 44.7% of net sales for the three months ended March 31, 1995. Included in the selling, general and administrative expense for the three months ended March 31, 1996 is a provision of $900,000 related to costs associated with closing the Company's remaining traditional retail stores. Excluding this provision, selling, general and administrative expense decreased $1,866,000 when compared to the prior year. This decrease can be attributed to the discontinuance of the selling, general and administrative expense of the Company's Papel/Freelance, Inc. subsidiary which was sold in January 1996.

Investment and other income of $5,231,000 for three months ended March 31, 1996 compares to $728,000 for the three months ended March 31, 1995. Included in the results for the three months ended March 31, 1996 is a gain of approximately $4,800,000 before tax related to the sale of the Company's Papel/Freelance, Inc. subsidiary.

The provision for income taxes as a percentage of income before taxes for the three months ended March 31, 1996 was 37.2% compared to 28.1% in the same period in the prior year. This increase can be primarily attributed to lower tax provisions related to certain foreign subsidiaries during the three months ended March 31, 1995.

Net income for the three months ended March 31, 1996 of $7,596,000 compares to net income of $4,083,000 for the same period last year. The increase in net income can be attributed to the gain on the sale of the Company's subsidiary Papel/Freelance, Inc., the increase in net sales and the decrease in selling, general and administrative expense.

Liquidity and Capital Resources

At March 31, 1996, the Company had cash and cash equivalents of $47,968,000 compared to cash and cash equivalents of $36,836,000 at December 31, 1995.

On January 17, 1996, the Company sold the assets of its subsidiary Papel/Freelance, Inc. The sale resulted in an increase in cash and cash equivalents of approximately $19,000,000.

Working capital requirements during the three months ended March 31, 1996 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     b) During the quarter ended March 31, 1996, no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RUSS BERRIE AND COMPANY, INC.
                                                      (Registrant)

 May 13, 1996                                By  /s/Paul Cargotch
- --------------                                  -------------------------------
    Date                                            Paul Cargotch
                                                    Vice President - Finance
                                                    and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule