Form 10-Q
period 1996-06-30
RUSS BERRIE & CO INC
filed 1996-08-13
CIK 739878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
     {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....................... June 30, 1996

                                       OR

     { }      TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....................to........................

Commission file number ............................................... 1-8681

                         RUSS BERRIE AND COMPANY, INC.
 .............................................................................
             (Exact name of registrant as specified in its charter)

            New Jersey                                22-1815337
 ..............................................................................
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                               -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                      OUTSTANDING AT JULY 25, 1996
          -----                      ----------------------------
Common stock, $.10 stated value               21,737,627

                         RUSS BERRIE AND COMPANY, INC.

                                     INDEX

                                                                      PAGE
PART I - FINANCIAL INFORMATION                                       NUMBER
                                                                     ------
    Item 1.  Financial Statements


             Consolidated Balance Sheet as of June 30, 1996
             and December 31, 1995                                      3


             Consolidated Statement of Income for three-month
             and the six-month periods ended June 30, 1996 and 1995     4


             Consolidated Statement of Cash Flows for the six-month
             periods ended June 30, 1996 and 1995                       5


             Notes to Consolidated Financial Statements                 6


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      7 - 9


PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                          10


             Signatures                                                11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                         (UNAUDITED)
                ASSETS                             JUNE 30,      DECEMBER 31,
                                                     1996            1995
                                                   --------     -------------
 Current assets
   Cash and cash equivalents                       $ 57,139     $ 36,836
   Accounts receivable, trade-net                    45,465       62,675
   Merchandise inventories                           69,870       79,090
   Prepaid expenses and other current assets          6,503        5,253
   Deferred income taxes                             16,775       16,775
                                                   --------     --------

        TOTAL CURRENT ASSETS                        195,752      200,629

 Property, plant and equipment - net                 23,944       24,797
 Goodwill and other intangible assets - net          32,564       34,050
 Other assets                                         5,708        5,687
                                                   --------     --------

        TOTAL ASSETS                               $257,968     $265,163
                                                   ========     ========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
   Accounts payable                                $  4,583     $  7,369
   Accrued expenses                                  19,746       30,044
   Accrued restructuring costs                        2,593        3,359
   Accrued income taxes                               3,498        1,395
                                                   --------     --------

        TOTAL CURRENT LIABILITIES                    30,420       42,167

 Commitments and contingencies

 Shareholders' equity
   Common stock; $.10 stated value;
   authorized 50,000,000 shares;
   issued 24,164,951 at June 30, 1996 and
   24,011,198 at December 31, 1995                    2,416        2,401
   Additional paid-in capital                        40,711       38,646
   Retained earnings                                224,297      221,722
   Foreign currency translation adjustments          (2,019)      (1,916)
   Treasury stock, at cost (2,454,813 shares)       (37,857)     (37,857)
                                                   --------     --------

      TOTAL SHAREHOLDERS' EQUITY                    227,548      222,996
                                                   --------     --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $257,968     $265,163
                                                   ========     ========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                    (UNAUDITED)              (UNAUDITED)
                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                 JUNE 30,
                                   1996       1995        1996         1995
                                 --------   --------    ---------    ---------
Net sales                        $ 65,683   $ 74,263    $ 148,564    $ 154,381

Cost of sales                      33,061     38,676       74,207       78,000
                                 --------   --------    ---------    ---------

Gross profit                       32,622     35,587       74,357       76,381

Selling, general
   and administrative expense      31,096     35,865       65,973       71,708

Investment and other income-net       765        453        5,996        1,181
                                 --------   --------    ---------    ---------

Income before income taxes          2,291        175       14,380        5,854

Provision for income taxes            821         21        5,314        1,617
                                 --------   --------    ---------    ---------

Net income                       $  1,470   $    154    $   9,066    $   4,237
                                 ========   ========    =========    =========

Net income per share             $   0.07   $   0.01    $    0.42    $    0.20
                                 ========   ========    =========    =========








        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                             (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                        1996            1995
                                                      ---------      ----------
Cash flows from operating activities:
Net income                                            $   9,066      $    4,237
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                            1,852           2,067
Amortization of intangible assets                         1,330           1,499
  Provision for accounts receivable reserves              4,079           3,759
  Sale of subsidiary                                     (3,000)            --
  Loss (gain) on sale of assets and other, net               15             (37)
  Changes in assets and liabilities
     Accounts receivable                                  7,844           1,475
     Inventories                                          1,152         (11,833)
     Prepaid expenses                                    (1,341)           (297)
     Goodwill and other intangible assets                   (92)           (300)
     Other assets                                           (21)           (519)
     Accounts payable                                    (2,581)         (1,570)
     Accrued expenses                                   (10,134)         (2,405)
     Accrued restructuring costs                           (218)         (1,159)
     Accrued and deferred income taxes                      304            (160)
                                                      ---------      ----------
       Total adjustments                                   (811)         (9,480)
                                                      ---------      ----------
       Net cash (used in) operating activities            8,255          (5,243)

Cash flows from investing activities:
  Decrease in short-term investments                        --            5,203
  Proceeds from sale of fixed assets                        114             199
  Capital expenditures                                   (1,877)         (2,408)
  Sale of subsidiary                                     18,325             --
                                                      ---------      ----------
       Net cash provided by investing activities         16,562           2,994

Cash flows from financing activities:
   Common stock transactions                              2,081             440
   Dividends                                             (6,491)         (6,458)
                                                      ---------      ----------
       Net cash (used in) financing activities           (4,410)         (6,018)

Effect of exchange rate changes on cash
   and cash equivalents                                    (104)            775
                                                      ---------      ----------

Net increase (decrease) in cash and cash equivalents     20,303          (7,492)

Cash and cash equivalents at beginning of period         36,836          42,758
                                                      ---------      ----------
Cash and cash equivalents at end of period            $  57,139      $   35,266
                                                      =========      ==========

Cash paid during the period for:
Interest                                              $      69      $      130
Income taxes                                          $   2,390      $    1,768





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and are of a normal recurring nature. Results for interim periods are not necessarily an indication of results to be expected for the year. Investments and other income-net for the six months ended June 30, 1996 includes the gain on the sale of the Company's subsidiary Papel/Freelance, Inc. of approximately $4,800,000 and included in the selling, general and administrative expense for the six months ended June 30, 1996 is a provision of $900,000 for costs associated with closing certain of the Company's retail stores.


NOTE 2

The weighted average number of shares outstanding during the three and six-month periods ended June 30, 1996 were 21,670,935 and 21,628,476 shares, respectively, compared to the three and six-month periods ended June 30, 1995 of 21,530,000 and 21,520,000 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.


NOTE 3

Cash dividends of $3,250,299 ($.15 per share) were paid on June 5, 1996 to shareholders of record of the Company's Common Stock on May 20, 1996. Cash dividends of $6,490,964 ($.15 per share per quarter) were paid in the six-month period ended June 30, 1996.

Cash dividends of $3,229,850 ($.15 per share) were paid on June 7, 1995 to shareholders of record of the Company's Common Stock on May 22, 1995. Cash dividends of $6,457,813 ($.15 per share per quarter) were paid in the six-month period ended June 30, 1995.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

Consolidated net sales for the six months ended June 30, 1996 were $148,564,000 compared to $154,381,000 for the six months ended June 30, 1995. This represents a decrease of $5,817,000 or 3.8%. The net sales of the Company's business segments can be summarized as follows:

                                                                  PERCENTAGE
            SIX MONTHS ENDED     SIX MONTHS ENDED    INCREASE      INCREASE
              JUNE 30, 1996        JUNE 30, 1995    (DECREASE)    (DECREASE)
            ----------------     ----------------  ------------   ----------

GIFT           $ 97,139,000       $ 80,486,000     $ 16,653,000      20.7%

TOY              50,222,000         57,449,000       (7,227,000)    (12.6%)

DISCONTINUED
OPERATIONS        1,203,000         16,446,000      (15,243,000)       --
               ------------       ------------     -------------    -------
               $148,564,000       $154,381,000     $ (5,817,000)     (3.8%)
               ============       ============     =============    =======


The Company's discontinued operations primarily represents Papel/Freelance, Inc., a subsidiary which was sold on January 17, 1996. The increase in sales for the Company's gift business of 20.7% reflects the strong retail acceptance of the gift product line. The decrease in sales for the Company's toy business of 12.6% represents a decrease in Cap Toys, Inc.'s sales resulting from the declining sales of the Stretch Armstrong and Vac Man product lines and the later introduction of new product when compared to the same period in 1995.

Cost of sales were 49.9% of net sales for the six months ended June 30, 1996 compared to 50.5% for the same period in 1995. This decrease can be attributed primarily to the higher gross profit margins achieved by the Company's gift business which represented a larger portion of net sales during the six months ended June 30, 1996 compared to the same period in 1995.

Selling, general and administrative expense was $65,973,000 or 44.4% of net sales for the six months ended June 30, 1996 compared to $71,708,000 or 46.4% of net sales for the six months ended June 30, 1995. Included in the selling, general and administrative expense for the six months ended June 30, 1996 is a provision of $900,000 related to costs associated with closing certain of the Company's remaining retail stores. Excluding this provision, selling, general and administrative expense decreased $6,635,000 when compared to the prior year. This decrease can be attributed to the discontinuance of the selling, general and administrative expense of the Company's Papel/Freelance, Inc. subsidiary which was sold in January 1996. The decrease in selling, general and administrative expense as a percent of net sales can be attributed to fixed costs as they relate to the increase in net sales excluding discontinued operations.

Investment and other income of $5,996,000 for six months ended June 30, 1996 compares to $1,181,000 for the six months ended June 30, 1995. Included in the results for the six months ended June 30, 1996 is a gain of approximately $4,800,000 before tax related to the sale of the Company's Papel/Freelance, Inc. subsidiary.

The provision for income taxes as a percentage of income before taxes for the six months ended June 30, 1996 was 37.0% compared to 27.6% in the same period in the prior year. This increase can be primarily attributed to lower tax provisions related to certain foreign subsidiaries during the six months ended June 30, 1995.

Net income for the six months ended June 30, 1996 of $9,066,000 compares to net income of $4,237,000 for the same period last year. The increase in net income can be attributed to the gain on the sale of the Company's subsidiary Papel/Freelance, Inc., and the decrease in selling, general and administrative expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996

Consolidated net sales for the three months ended June 30, 1996 were $65,683,000 compared to $74,263,000 for the three months ended June 30, 1995. This represents a decrease of $8,580,000 or 11.6%. The net sales of the Company's business segments can be summarized as follows:

                                                                  PERCENTAGE
            THREE MONTHS ENDED   THREE MONTHS ENDED   INCREASE     INCREASE
               JUNE 30, 1996        JUNE 30, 1995    (DECREASE)   (DECREASE)
            ------------------   -----------------  ------------  ----------


GIFT           $ 41,776,000       $ 33,536,000     $  8,240,000        24.6%

TOY              23,907,000         33,571,000       (9,664,000)      (28.8%)

DISCONTINUED
OPERATIONS                0          7,156,000       (7,116,000)        --
               ------------       ------------      ------------      -------
               $ 65,683,000       $ 74,263,000      $(8,580,000)      (11.6%)
               ============       ============      ============      =======


The Company's discontinued operations primarily represents Papel/Freelance, Inc., a subsidiary which was sold on January 17, 1996. The increase in sales for the Company's gift business of 24.6% reflects the strong retail acceptance of the gift product line. The decrease in sales for the Company's toy business of 28.8% represents a decrease in Cap Toys, Inc.'s sales resulting from the declining sales of the Stretch Armstrong and Vac Man product lines and the later introduction of new product when compared to the same period in 1995.

Cost of sales were 50.3% of net sales for the three months ended June 30, 1996 compared to 52.1% for the same period in 1995. This decrease can be attributed primarily to the higher gross profit margins achieved by the Company's gift business which represented a larger portion of net sales during the three months ended June 30, 1996 compared to the same period in 1995.

Selling, general and administrative expense was $31,096,000 or 47.3% of net sales for the three months ended June 30, 1996 compared to $35,865,000 or 48.3% of net sales for the three months ended June 30, 1995. Selling, general and administrative expense decreased $4,769,000 when compared to the prior year. This decrease can be attributed to the discontinuance of the selling, general and administrative expense of the Company's Papel/Freelance, Inc. subsidiary which was sold in January 1996. The decrease in selling, general and administrative expense as a percent of net sales can be attributed to fixed costs as they relate to the increase in net sales excluding discontinued operations.

Investment and other income of $765,000 for three months ended June 30, 1996 compares to $453,000 for the three months ended June 30, 1995.

The provision for income taxes as a percentage of income before taxes for the three months ended June 30, 1996 was 35.8% compared to 12.0% in the same period in the prior year.

Net income for the three months ended June 30, 1996 of $1,470,000 compares to net income of $154,000 for the same period last year. The increase in net income can be attributed to the decrease in selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and cash equivalents of $57,139,000 compared to cash and cash equivalents of $36,836,000 at December 31, 1995.

On January 17, 1996 the Company sold the assets of its subsidiary
Papel/Freelance, Inc. The sale resulted in an increase in cash and cash equivalents of approximately $18,300,000.

Working capital requirements during the six months ended June 30, 1996 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


b) During the quarter ended June 30, 1996, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                RUSS BERRIE AND COMPANY, INC.
                                                -----------------------------
                                                         (Registrant)



August 13, 1996                                 By s/Paul Cargotch
     Date                                       -----------------------------
                                                Paul Cargotch
                                                Executive Vice President
                                                and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule