Form 10-Q/A
period 1996-03-31
RUSS BERRIE & CO INC
filed 1996-10-09
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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

The cover page of the Company's Form 10-Q for the period ended March 31, 1996 is being amended due to erroneously including a typographical error, specifically the word "draft" and a date in the upper right hand corner.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RUSS BERRIE AND COMPANY, INC.
                                                      (Registrant)

October 8, 1996                              By  /s/ Paul Cargotch
---------------                                 -------------------------------
    Date                                     Paul Cargotch
                                             Executive Vice President
                                             and Chief Financial Officer