Form 10-Q
period 1996-09-30
RUSS BERRIE & CO INC
filed 1996-11-13
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ....................... September 30, 1996
                                     OR
  / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .....................to.........................
Commission file number .................................................1-8681
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
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                              OUTSTANDING AT NOVEMBER 4, 1996
       -----                              -------------------------------

Common stock, $.10 stated value                      21,765,652

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX

                                                                                PAGE
PART I - FINANCIAL INFORMATION                                                 NUMBER
                                                                               ------
   Item 1.   Financial Statements

             Consolidated Balance Sheet as of September 30, 1996
             and December 31, 1995                                                3


             Consolidated Statement of Income for three-month
             and the nine-month periods ended September 30, 1996 and 1995         4


             Consolidated Statement of Cash Flows for the nine-month
             periods ended September 30, 1996 and 1995                            5


             Notes to Consolidated Financial Statements                           6


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               7- 9


        PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                                    10

             Signatures                                                          11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                           (UNAUDITED)
      ASSETS                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                       1996            1995
                                                                    ----------      ----------
Current assets
  Cash and cash equivalents                                         $  45,063        $  36,836
  Accounts receivable, trade-net                                       85,288           62,675
  Merchandise inventories                                              70,951           79,090
  Prepaid expenses and other current assets                             5,535            5,253
  Deferred income taxes                                                16,775           16,775
                                                                    ---------        ---------

           TOTAL CURRENT ASSETS                                       223,612          200,629

Property, plant and equipment - net                                    23,560           24,797
Goodwill and other intangible assets - net                             31,992           34,050
Other assets                                                            6,497            5,687
                                                                    ---------        ---------
           TOTAL ASSETS                                             $ 285,661        $ 265,163
                                                                    =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $   6,822        $   7,369
  Accrued expenses                                                     24,073           30,044
  Accrued restructuring costs                                           2,331            3,359
  Accrued income taxes                                                 11,407            1,395
                                                                    ---------        ---------

           TOTAL CURRENT LIABILITIES                                   44,633           42,167

Commitments and contingencies

Shareholders' equity
  Common stock; $.10 stated value;
  authorized 50,000,000
  shares; issued 24,185,680 at September 30, 1996
  and 24,011,198 at December 31, 1995                                   2,419            2,401
  Additional paid-in capital                                           40,992           38,646
  Retained earnings                                                   237,276          221,722
  Foreign currency translation adjustments                             (1,802)          (1,916)
  Treasury stock, at cost (2,454,814 shares)                          (37,857)         (37,857)
                                                                    ---------        ---------

          TOTAL SHAREHOLDERS' EQUITY                                  241,028          222,996
                                                                    ---------        ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 285,661        $ 265,163
                                                                    =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                            (UNAUDITED)                  (UNAUDITED)
                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                        1996           1995           1996           1995
                                      --------       --------       --------       --------
Net sales                             $117,377       $103,987       $265,941       $258,368

Cost of sales                           56,993         49,450        131,200        127,450
                                      --------       --------       --------       --------

Gross profit                            60,384         54,537        134,741        130,918

Selling, general
 and administrative expense             40,552         40,299        106,525        112,007

Investment and other income-net          5,121            320         11,117          1,501
                                      --------       --------       --------       --------

Income before income taxes              24,953         14,558         39,333         20,412

Provision for income taxes               8,715          5,298         14,029          6,915
                                      --------       --------       --------       --------

Net income                            $ 16,238       $  9,260       $ 25,304       $ 13,497
                                      ========       ========       ========       ========


Net income per share                  $   0.75       $   0.43       $   1.17       $   0.63
                                      ========       ========       ========       ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   (UNAUDITED)
                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              1996            1995
                                                              ----            ----
Cash flows from operating activities:
Net income                                                 $ 25,304        $ 13,497
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                                 2,758           3,078
 Amortization of intangible assets                            1,998           2,267
 Provision for accounts receivable reserves                   8,627           8,460
 Gain on sale of subsidiary                                  (3,000)           --
 Loss (gain) on sale of assets and other, net                   (67)             (4)
 Changes in assets and liabilities
    Accounts receivable                                     (36,527)        (30,193)
    Inventories                                                  72         (10,581)
    Prepaid expenses                                           (373)           (188)
    Goodwill and other intangible assets                       (189)           (715)
    Other assets                                               (810)           (570)
    Accounts payable                                           (341)         (1,296)
    Accrued expenses                                         (5,808)          4,622
    Accrued restructuring costs                                (479)         (1,397)
    Accrued and deferred income taxes                         8,213           4,465
                                                           --------        --------
      Total adjustments                                     (25,926)        (22,052)
                                                           --------        --------
      Net cash (used in) operating activities                  (622)         (8,555)

Cash flows from investing activities:
 Decrease in short-term investments                            --             5,203
 Proceeds from sale of fixed assets                             178             277
 Capital expenditures                                        (2,381)         (3,938)
 Sale of subsidiary                                          18,325            --
                                                           --------        --------
      Net cash provided by investing activities              16,122           1,542

Cash flows from financing activities:
 Common stock transactions                                    2,363             695
 Dividends                                                   (9,750)         (9,688)
                                                           --------        --------
      Net cash (used in) financing activities                (7,387)         (8,993)

Effect of exchange rate changes on cash
 and cash equivalents                                           114             808
                                                           --------        --------

Net increase (decrease) in cash and cash equivalents          8,227         (15,198)

Cash and cash equivalents at beginning of period             36,836          42,758
                                                           --------        --------
Cash and cash equivalents at end of period                 $ 45,063        $ 27,560
                                                           ========        ========

Cash paid during the period for:
Interest                                                   $    100        $    157
Income taxes                                               $  4,017        $  2,434



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year.

Investment and other income-net for the nine months ended September 30, 1996 includes the gain on the sale of the Company's subsidiary Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax. An additional $2,000,000 before tax will be recognized contingent upon satisfaction of the terms of a transitional agreement. Also included in Investments and other income-net for the three and nine-month period ended September 30, 1996 is the reversal of a litigation provision of $4,450,000 pretax or $2,800,000 ($0.13 per share) after tax. This reversal was due to a settlement of certain litigation for less than what was provided for in 1992.

Selling, general and administrative expense for the nine months ended September 30, 1996 includes a provision of $900,000 before tax or $575,000 ($0.03 per share) after tax for costs associated with closing certain of the Company's retail stores.


NOTE 2

The weighted average number of shares outstanding during the three and nine-month periods ended September 30, 1996 were 21,730,688 and 21,662,795 shares, respectively, compared to the three and nine-month periods ended September 30, 1995 of 21,537,000 and 21,526,000 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.


NOTE 3

Cash dividends of $3,259,356 ($.15 per share) were paid on September 11, 1996 to shareholders of record of the Company's Common Stock on August 21, 1996. Cash dividends of $9,750,320 ($.15 per share per quarter) were paid in the nine-month period ended September 30, 1996.

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

     ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated net sales for the nine months ended September 30, 1996 were $265,941,000 compared to $258,368,000 for the nine months ended September 30, 1995. This represents an increase of $7,573,000 or 2.9%. The net sales of the Company's business segments can be summarized as follows:

                                                                           PERCENTAGE
                 NINE MONTHS ENDED   NINE MONTHS ENDED      INCREASE        INCREASE
                 SEPTEMBER 30, 1996  SEPTEMBER 30, 1995    (DECREASE)      (DECREASE)
                 ------------------  ------------------    ----------      ----------
GIFT               $165,045,000       $137,536,000       $ 27,509,000         20.0%

TOY                  99,693,000         94,431,000          5,262,000          5.6%
                   ------------       ------------       ------------
       SUBTOTAL     264,738,000        231,967,000         32,771,000         14.1%

PAPEL/FREELANCE       1,203,000         26,401,000        (25,198,000)        (95.4%)
                   ------------       ------------       ------------
                   $265,941,000       $258,368,000       $  7,573,000          2.9%
                   ============       ============       ============


The Company's subsidiary Papel/Freelance, Inc., was sold on January 17, 1996. The increase in net sales for the Company's gift business of 20.0% reflects the strong retail acceptance of the current gift product line.
The increase in net sales for the Company's toy business of 5.6% primarily represents the strong performance by OddzOn Products offset by declining sales of the Stretch Armstrong and Vac Man product lines at Cap Toys.
For the nine months ended September 30, 1996 the Company's sales related to foreign operations amounted to 21.8% of consolidated net sales.

Cost of sales were 49.3% of net sales for each of the nine months ended September 30 1996 and 1995.

Selling, general and administrative expense was $106,525,000 or 40.1% of net sales for the nine months ended September 30, 1996 compared to $112,007,000 or 43.4% of net sales for the nine months ended September 30, 1995. Included in the selling, general and administrative expense for the nine months ended September 30, 1996 is a provision of $900,000 related to costs associated with closing certain of the Company's retail stores. Excluding this provision, selling, general and administrative expense decreased $6,382,000 when compared to the prior year. This decrease can be attributed to the discontinuance of the selling, general and administrative expense of the Company's Papel/Freelance, Inc. subsidiary which was sold in January 1996. The decrease in selling, general and administrative expense as a percent of net sales can be attributed to fixed costs as they relate to the increase in net sales excluding Papel/Freelance.

Investment and other income of $11,117,000 for nine months ended September 30, 1996 compares to $1,501,000 for the nine months ended September 30, 1995. Included in the results for the nine months ended September 30, 1996 is a gain of approximately $4,800,000 before tax related to the sale of the Company's Papel/Freelance, Inc. subsidiary and a reversal of a litigation provision of $4,450,000 before tax.

The provision for income taxes as a percentage of income before taxes for the nine months ended September 30, 1996 was 35.7% compared to 33.9% in the same period in the prior year. This increase can be primarily attributed to lower tax provisions related to certain foreign subsidiaries during the nine months ended September 30, 1995.

Net income for the nine months ended September 30, 1996 of $25,304,000 compares to net income of $13,497,000 for the same period last year. The increase in net income can be attributed to the gain on the sale of the Company's subsidiary Papel/Freelance, Inc., of $3,000,000 or $0.14 per share after tax, the reversal of a litigation provision of $2,800,000 or $0.13 per share after tax, an increase in net sales and the decrease in selling, general and administrative expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated net sales for the three months ended September 30, 1996 were $117,377,000 compared to $103,987,000 for the three months ended September 30, 1995. This represents an increase of $13,390,000 or 12.9%. The net sales of the Company's business segments can be summarized as follows:

                                                                                PERCENTAGE
                THREE MONTHS ENDED   THREE MONTHS ENDED         INCREASE         INCREASE
                SEPTEMBER 30, 1996   SEPTEMBER 30, 1995        (DECREASE)        (DECREASE)
                ------------------   ------------------        ----------        ----------
GIFT               $ 67,906,000       $ 57,050,000           $ 10,856,000         19.0%

TOY                  49,471,000         36,982,000             12,489,000         33.8%
                   ------------       ------------           ------------
       SUBTOTAL     117,379,000         94,032,000             23,345,000         24.8%

PAPEL/FREELANCE            --            9,955,000             (9,955,000)        --
                   ------------       ------------           ------------         ----
                   $117,377,000       $103,987,000           $ 13,390,000         12.9%
                   ============       ============           ============         ====


The Company's subsidiary Papel/Freelance, Inc., was sold on January 17, 1996. The increase in net sales for the Company's gift business of 19.0% reflects the strong retail acceptance of the current gift product line. The increase in net sales for the Company's toy business of 33.8% reflects both the strong performance by OddzOn Products as well as the introduction of new products at Cap Toys during the quarter ended September 30, 1996.

Cost of sales were 48.6% of net sales for the three months ended September 30, 1996 compared to 47.6% for the same period in 1995.

Selling, general and administrative expense was $40,552,000 or 34.5% of net sales for the three months ended September 30, 1996 compared to $40,299,000 or 38.8% of net sales for the three months ended September 30, 1995. Selling, general and administrative expense reflects increased advertising expense attributed to the toy business offset by the discontinuance of the selling, general and administrative expense of the Company's Papel/Freelance, Inc. subsidiary which was sold in January 1996. The decrease in selling, general and administrative expense as a percent of net sales can be attributed to fixed costs as they relate to the increase in net sales excluding Papel/Freelance.

Investment and other income of $5,121,000 for three months ended September 30, 1996 compares to $320,000 for the three months ended September 30, 1995. Included in the results for the three months ended September 30, 1996 is a reversal of a litigation provision of $4,450,000 before tax.

The provision for income taxes as a percentage of income before taxes for the three months ended September 30, 1996 was 34.9% compared to 36.4% in the same period in the prior year.

Net income for the three months ended September 30, 1996 of $16,238,000 compares to net income of $9,260,000 for the same period last year. The increase in net income can be attributed to the increase in net sales and the reversal of a litigation provision of $2,800,000 or $0.13 per share after tax.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash and cash equivalents of $45,063,000 compared to cash and cash equivalents of $36,836,000 at December 31, 1995.

On January 17, 1996 the Company sold the assets of its subsidiary
Papel/Freelance, Inc. The sale resulted in an increase in cash and cash equivalents of approximately $18,300,000. An additional $2,000,000 before tax will be recognized contingent upon satisfaction of the terms of a transitional agreement.

Working capital requirements during the nine months ended September 30, 1996 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The company enters into forward exchange contracts and currency options, principally to hedge the currency risk associated with the purchase of inventory by its European subsidiaries. Gains and losses are reported as a component of the related transactions. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  b) During the quarter ended September 30, 1996, no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               RUSS BERRIE AND COMPANY, INC.
                                               -----------------------------
                                                        (Registrant)



                                             By s/Paul Cargotch
November 13, 1996                               ------------------
     Date                                     Paul Cargotch
                                              Executive Vice President
                                              and Chief Financial Officer