Form 10-K
period 1996-12-31
RUSS BERRIE & CO INC
filed 1997-03-28
CIK 739878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from ____ to ____

Commission file number                          1-8681
                      ----------------------------------------------------------

                          RUSS BERRIE AND COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                 22-1815337
----------------------------------      ----------------------------------------
(State of or other jurisdiction of      (I.R.S. Employer  Identification Number)
incorporation or organization)

        111 Bauer Drive, Oakland, New Jersey       07436
--------------------------------------------------------------------------------
       (Address of principal executive offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (201) 337-9000

Securities registered pursuant to Section 12 (b) of the Act:

                                              Name of each exchange
       Title of each Class                     on which registered
       -------------------                     -------------------

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

Approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1997 was $242,596,331.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 18, 1997, was as follows:

                     Class                        Number of Shares
               ---------------                    ----------------
      Common Stock, $0.10 stated value               22,197,378

                       Documents Incorporated by Reference
                       -----------------------------------

Certain portions of the Registrant's Proxy Statement dated March 14, 1997, relating to registrant's Annual Meeting of Shareholders to be held on April 24, 1997 (the "1997 Proxy Statement"), are incorporated by reference into Part III of this report.

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

Since 1993, the Company has operated two business segments; gift and toy. The gift business segment represents the Company's continuing line of operations which principally markets a line of products under the trade name RUSS(R). The toy business segment represents the Company's subsidiaries Cap Toys, Inc. and OddzOn Products, Inc.

On February 7, 1997, the Company signed a letter of intent with Hasbro, Inc. whereby Hasbro would acquire substantially all of the assets of the Company's subsidiaries Cap Toys, Inc. and OddzOn Products, Inc. The sale is subject to the execution of a definitive purchase agreement and the transaction is expected to be completed in the first half of 1997. However, there can be no assurance that such transaction will be completed, and if completed there can be no assurance that such transaction will be completed in the expected time frame. These two subsidiaries represent the Company's Toy business segment and accordingly the operating results of the Toy business segment have been classified as discontinued operations and the financial statements have been restated to reflect this presentation.

CONTINUING OPERATIONS

The Company designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and most countries throughout the world.

The Company's products are designed to appeal to the emotions of consumers to reflect their feelings of friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad and effective marketing of its products, efficient distribution, high product quality and commitment to customer service.

The Company maintains a direct salesforce and distribution network to serve its customers in the United States, Europe and Canada. Where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold worldwide through distributors. See note 13 of the Notes to Consolidated Financial Statements for more information regarding geographic information.

     PRODUCTS

The Company's product line of more than 6,000 items (including distinctive variations on basic product designs) are marketed under the trade name and trademark RUSS(R). This extensive line encompasses both seasonal and everyday products that focus on theme or concept groupings. Products include stuffed animals, picture frames, candles, figurines and home decor gifts based on current fashions and trends. The Company maintains product depth in categories such as Birthday, Anniversaries, Over-The-Hill, Fun 'N Games, Gifted Moments, Inspirational Gifts, Lifestyles, Home Styles, Gentlemen's Gifts, Collectibles and Baby Products. Extensive seasonal lines include products for all the major holidays.

The Company's Bright of America, Inc. subsidiary principally markets Placemats and Candles directly to mass merchandisers. In addition, the Company's subsidiary Fluf N' Stuf, Inc. operates a chain of outlet stores under the name "RUSS" which sell the Company's products and products of unaffiliated companies.

Most of the Company's products have suggested retail prices between $1 and $30. Product sales are highly diverse and as such, no single gift item represented more than 1% of sales within the gift segment in 1996.

During 1995, the Company decided to concentrate its efforts and resources within the gift business on building the RUSS business. As a result, the decision was made to sell the Company's Papel/Freelance, Inc. subsidiary, which also served the gift industry by principally offering a wide variety of ceramic products. On January 17, 1996, the Company completed the sale of the business of its subsidiary, Papel/Freelance, Inc. During the years ended December 31, 1995 and 1994, sales of Papel/Freelance as a percentage of the Company's total sales of the gift business segment represented 14.3% and 17.0%, respectively.

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

The Company has approximately 173 employees responsible for product development and design located in the United States and in the Far East. Generally, a new design is brought to market in less than nine months after a decision is made to produce the product. Sales of the Company's products are, in large part, dependent on the Company's ability to identify and react quickly to changing consumer preferences and to utilize its sales and distribution systems to bring new products to market.

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

Substantially all of the Company's products are produced by independent manufacturers, generally in the Far East, under the supervision of Company personnel. During 1996, approximately 95% of the Company's products were produced in the Far East, and 5% in the United States. The dollar amount of purchases in the United States predominantly represent domestically produced displays and printed materials such as cards and calendars.

The Company utilizes approximately 172 manufacturers in the Far East, primarily in the People's Republic of China, Taiwan, Korea, and Indonesia. During 1996, approximately 84% of the Company's dollar volume of purchases was attributable to manufacturing in the People's Republic of China. Legislation has been proposed from time to time that would revoke the most-favored nation status (which is a designation determined annually by the President of the United States, subject to possible override by Congress) of the People's Republic of China. Such a revocation would cause import duties to increase or become applicable to products imported by the Company from the People's Republic of China.

A significant portion of the Company's staff of approximately 355 employees in Hong Kong, Taiwan, Korea and Indonesia monitor the production process with responsibility for the quality, safety and prompt delivery of Company products. Members of the Company's Far East staff make frequent visits to the manufacturers for which they are responsible. Many of the Company's manufacturers are small operations, some selling exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company's products and the loss of any one manufacturer would not significantly affect the operations of the Company. In 1996, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 7% of such purchases and the five largest suppliers accounted for approximately 26% in the aggregate.

     MARKETING

The Company's products are marketed primarily through its own direct salesforce of more than 500 full-time employees. Products are sold directly to retail stores in the United States and in certain foreign countries, including gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores and military post exchanges. During 1996, the Company sold gift products to more than 54,000 customers. No single gift customer accounted for more than 2.2% of gift dollar sales.

The Company reinforces the marketing efforts of its gift product salesforce through an active promotional program, including showrooms, participation in trade shows, trade and consumer advertising and a program of seasonal and theme based catalogs.

The Company believes that effective packaging and merchandising of its products are very important to its marketing success. Many products are shipped in colorful corrugated cartons which can be used as free-standing displays and can be discarded when all the products have been sold. The Company also offers semi-permanent free-standing lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company's products.

The Company believes that customer service is an important component of its marketing strategy and therefore has established a Customer Service Department at each distribution facility that responds to customer requests, investigates and resolves problems and generally assists customers.

The Company's general terms of sale are believed to be competitive in the gift industry. The Company provides extended payment terms to customers, which would not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasons. The Company has a general policy of not accepting returns or selling on consignment.

The Company maintains a direct salesforce and distribution network to serve its customers in Great Britain, Holland, Belgium, Ireland, Spain and Canada. The Company's products are sold worldwide, through distributors, where the Company does not maintain a direct salesforce and distribution network. The Company's foreign sales, including export sales from the United States, aggregated $66,840,000, $59,000,000 and $46,092,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

     DISTRIBUTION

The Company has customers located in the United States and throughout the world. In order to serve them quickly and effectively, the Company maintains U.S. distribution centers in South Brunswick, New Jersey, Columbus, Ohio, and Petaluma, California which receive products directly from suppliers (in the case of Columbus, Ohio, receives product from South Brunswick, New Jersey), and then distribute such products to the Company's customers. The Company also maintains a facility in the Toronto, Canada area for its Canadian customers and facilities in Southampton, England to serve its customers in Europe. The Company generally uses common carriers to distribute to its customers.

     SEASONALITY

In addition to its everyday gift products, the Company produces specially designed products for holiday seasons which include: Christmas, Valentine's Day, Easter, Halloween, Mother's Day, Thanksgiving, Graduation, Father's Day, and St. Patrick's Day.

The pattern of the Company's gift sales is influenced by the shipment of seasonal merchandise. The Company generally ships the majority of gift orders each year for Christmas in the quarter ended September 30, for Valentine's Day in the quarter ended December 31 and for Easter in the quarter ended March 31. In 1996, due to the earlier consumer selling season, the Company shipped orders for Easter 1997 in the quarter ended December 31, 1996 as well as during the quarter ending March 31, 1997.

During 1996, gift items specially designed for individual seasons accounted for approximately 48% of the Company's sales; no individual season accounted for more than 16% of the Company's sales.

The following table sets forth the Company's quarterly sales during 1996, 1995 and 1994.

                                 QUARTERLY SALES
                                  (In Millions)

                       1996             1995             1994
                  -------------     ------------     ------------
  Quarter Ended    Sales     %      Sales    %       Sales    %
  -------------    -----    ---     -----   ----     -----   ----
March 31......    $ 56.5   25.0    $ 56.2   26.3    $ 50.9   27.1

June 30.......    $ 41.8   18.5    $ 40.7   19.0    $ 36.1   19.3

September 30..    $ 67.9   30.0    $ 67.0   31.3    $ 56.6   30.2

December 31...    $ 60.0   26.5    $ 50.0   23.4    $ 43.8   23.4

The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher sales volume.

     BACKLOG

It is characteristic of the Company's business that orders for seasonal merchandise are taken in advance of shipment. The Company's backlog at December 31, 1996 and December 31, 1995 was $21,616,000 and $20,477,000, respectively
(excludes Papel/Freelance for 1995).

     COMPETITION

The gift industry is highly competitive. The Company believes that the principal competitive factors in the gift business are marketing ability, reliable delivery, product design, quality, customer service and price. The Company's principal competitors are Gund, Inc., Midwest Imports, Department 56, Inc., Boyds Collections LTD. (Inc.), Ganz Bros., Ty, Inc., Enesco and numerous small suppliers. Certain of the Company's existing or potential competitors may have financial resources that are greater than those of the Company.

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

     EMPLOYEES

As of December 31, 1996, the Company employed approximately 1,580 persons. The Company considers its employee relations to be good; substantially all of the Company's employees are not covered by a collective bargaining agreement. The Company's policy is to require that its management, sales and product development and design personnel enter into confidentiality agreements and, in the case of management and sales personnel, non-competition agreements (subject to certain territorial limitations in the case of salespersons) which restrict their ability to compete with the Company for a period of six months after termination of their employment.

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

DISCONTINUED OPERATIONS

     PRODUCTS

The Company's discontinued toy business segment product line includes a variety of innovative toys, interactive candies and sports related products. Cap Toys, Inc's. products include items such as Melanie's Mall(TM), Sky Racers(TM) and Shout N' Shoot(TM) as well as Spin Pop(R) candy. OddzOn Products, Inc., whose products are marketed primarily under the brand name Koosh(R), include products such as the Koosh(R) Ball, Woosh(R), Vortex(R), Koosh(R) Accessories, Koosh(R) Soft Sport(TM), Koosh(R) Collectibles (including (C)Disney and Warner Bros.(C) licensed characters), as well as the Rubik's line of puzzles and games.

     DESIGN AND PRODUCTION

The Company's toy subsidiaries develop products in conjunction with independent toy inventors. The products are evaluated by the Design and Development staff and undergo a testing process to determine the reaction and acceptability in the marketplace. Products are then selected based on manufacturing profitability criteria and reaction from its major customers. The Company's toy products are manufactured predominantly outside the United States, primarily in the Far East.

     MARKETING

The Company's toy business sells its products primarily through independent representative groups to mass merchandisers, which represent a significant portion of its sales. During 1996, approximately 27% of the toy business sales were sold to its largest customer and 57% to its five largest customers.

The Company supports certain of its toy products through an extensive advertising campaign. Advertising expense related to the Company's toy business for the years ended December 31, 1996, 1995 and 1994 was $27,683,000, $15,219,000 and $10,650,000, respectively. The majority of its advertising budget is allocated to television advertising.

The Company's toy business generally does not sell its products on consignment and ordinarily accepts returns only for defective merchandise. In certain instances, the Company may, in accordance with industry practice, assist retailers in order to enable them to sell excess inventory by offering discounts and other concessions.

     DISTRIBUTION

The Company's toy product line is distributed through Cap Toys, Inc., which maintains an office and warehouse distribution facility in Bedford Heights, Ohio and through OddzOn Products, Inc., which maintains an office in Campbell, California and distributes its products from the Company's facility in Petaluma, California.

     SEASONALITY

The toy industry is highly seasonal in nature due to the demand for toy products during the Christmas season. To reduce the impact of this seasonality, the Company's toy business markets items specially designed for the summer season. Such items include Shout N' Shoot(TM), Vortex(R), Koosh(R) Paddle Ball, and other sports related products. The Company's toy business also markets an imaginative line of interactive candy products which are sold throughout the year.

     BACKLOG

In the toy industry, historically, new toy products have been introduced to the trade at annual industry trade shows during the quarter ended March 31 and, as such, the order backlog at the end of any fiscal year may not be a meaningful predictor of financial results of the succeeding year.

     COMPETITION

The toy industry is highly competitive. The Company believes that the principal competitive factors are as follows: marketing ability, reliable delivery, product design, quality, customer service and price. The Company's principal toy competitors are Galoob Toys, Inc., Toy Biz Inc., Tyco Toys, Inc., Mattel, Inc. and Hasbro, Inc. Certain of the Company's existing or potential competitors may have financial resources that are substantially greater than those of the Company.

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

The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. The Company has license agreements with
(C)Disney and Warner Bros(C), among others. The majority of the Company's toy products are developed in conjunction with independent toy designers. Rights to such products are generally exclusive and require the payment of a royalty.

ITEM 2.   PROPERTIES

The Company's continuing operations principal facilities consist of its corporate offices in Oakland, New Jersey, and distribution centers in South Brunswick, New Jersey; Petaluma, California; and Reynoldsburg, Ohio. In March of 1997, the Company decided to close its Reynoldsburg, Ohio distribution center and move the operations to its South Brunswick, New Jersey facility. The Company believes greater efficiences can be achieved while maintaining a high level of service to its customers. Additionally, office and distribution facilities are located in Southampton, England and in the Toronto, Canada area. The Company owns the facility used by Bright of America, Inc. in Summersville, West Virginia, one of its facilities in Southampton, England and most of the office space it uses in Hong Kong. The Company leases its other facilities. The facilities of the Company are maintained in good operating condition, are generally adequate for the Company's purposes and are generally fully utilized, other than those that were closed as part of a restructuring of the Company's distribution system.

The Company's toy subsidiary, Cap Toys, Inc., maintains an office and warehouse distribution facility in Bedford Heights, Ohio and OddzOn Products, Inc., maintains an office in Campbell, California and distributes its products from the Company's Petaluma, California facility. It is anticipated that these subsidiaries will be sold during the first half of 1997. However, there can be no assurance that such transaction will be completed, and if completed there can be no assurance that such transaction will be completed in the expected time frame.

           THE COMPANY'S CURRENT PRINCIPAL FACILITIES ARE AS FOLLOWS:

                                                          Lease Expiration
           Location - Domestic            Sq. Ft. Area    (if applicable) (1)
           -------------------            ------------    -------------------
Petaluma, California (2)(3)(6).............  234,200      June 30, 2004
Oakland, New Jersey (2)(4).................  120,000      April 1, 2004
South Brunswick, New Jersey (2)(3).........  513,680      May 31, 1999
Reynoldsburg, Ohio (3).....................   77,600      July 1, 2000
Collegeville, Pennsylvania (5).............    5,100      December 31, 1998
Summersville, West Virginia (5)(6).........  156,000      Not Applicable-
                                                          Owned by Company

                                                          Lease Expiration
           Location - Foreign             Sq. Ft. Area    (if applicable) (1)
           -------------------            ------------    -------------------
Chandlers Ford, England (5)................   10,846      December 24, 2014
Southampton, England (6)...................   61,000      March 24, 2003
Southampton, England (6)...................   75,500      Not applicable -
                                                          Owned by Company
Rexdale, Ontario, Canada (5)(6)............   76,290      May 31, 1997
Hong Kong (5)..............................   25,630      Not applicable -
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

The Company's Dayton, New Jersey, Lakeland, Florida and one of its Rexdale, Ontario, Canada facilities were closed as part of restructuring of the Company's distribution system that took place prior to the year ended December 31, 1994. These facilities have been partially subleased and have remaining lease terms of less than two years.

The Company operates showroom facilities in Oakland, New Jersey; Los Angeles and San Francisco, California; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Montreal, Vancouver and Toronto, Canada; Brussels, Belgium; Utrecht, Holland; and North Point, Hong Kong. Certain showrooms are located within the facilities listed above, others are leased with remaining lease terms at these facilities ranging between one and four years.

Fluf N' Stuf, Inc. leases retail store space in shopping and outlet malls located within the United States. The aggregate square footage of these 19 stores is approximately 38,797 square feet. The remaining lease terms, excluding options to renew, at these facilities range between two and five years.

ITEM 3.   LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions, as plaintiff or defendant.

The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on its business or financial condition. Included in income for the year ended December 31, 1996 is a reversal of a litigation provision of $4,450,000 before tax or $2,800,000 after tax. This reversal was due to the settlement of certain litigation provided for in 1992.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.


      NAME                    AGE           POSITION WITH THE COMPANY

Russell Berrie ........  64   Chairman of the Board, Chief Executive Officer and
                              Director

Arnold S. Bloom........  54   Vice President, Secretary and General Counsel

Paul Cargotch..........  52   Executive Vice President, Chief Financial Officer,
                              Assistant Secretary and Director

Ricky Chan.............  44   Senior Vice President - Product Development and
                              Executive Vice President-Far East Operations

Chris Collins..........  34   Vice President-Sales

A. Curts Cooke.........  60   President, Chief Operating Officer and Director

Budd S. Goldman........  50   Vice President - Marketing

Y.B. Lee...............  51   Senior Vice President - Far East and President of
                              Far East Operations

Eric R. Lohwasser......  41   Vice President - Finance

Guy M. Lombardo........  52   Vice President - Management Information Systems

Bernard H. Tenenbaum...  42   Vice President - Corporate Development and
                              Director


Russell Berrie, the founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since its incorporation in 1966.

Arnold S. Bloom has been employed by the Company as Vice President, Secretary and General Counsel for more than the past five years.

Paul Cargotch has been employed by the Company as Executive Vice President, Chief Financial Officer and Assistant Secretary since July 1996. Prior to that, Mr. Cargotch was Vice President-Finance and Chief Financial Officer for more than the past five years. Mr. Cargotch has served as a Director of the Company since July 1996.

Ricky Chan has been employed by the Company as Senior Vice President - Product Development since July 1995. Prior to that, Mr. Chan was Vice President - Creative Division since January 1991.

Chris Collins has been employed as Vice President of Sales since January 1997. Prior thereto, Mr. Collins held various managerial positions within the Company's salesforce for more than the past five years. .

A. Curts Cooke has been employed as President and Chief Operating Officer of the Company for more than the past five years. Mr. Cooke has served as a Director of the Company since 1982.

Budd S. Goldman will be employed by the Company on March 31, 1997 as Vice President - Marketing. For the past three years Mr. Goldman has been an active investor and advisor to a variety of growth companies. Prior to that, Mr. Goldman was Founder and Chief Executive Officer of Banning Enterprises, Ltd., a product development and marketing company in the gift industry which he founded in 1979 and sold in 1989.

Y.B. Lee has been employed by the Company as President of Far East Operations since October 1996. Prior to that, Mr. Lee was Senior Vice President-Far East since August 1996 and Senior Vice President - Far East Plush Division for more than the past five years.

Eric R. Lohwasser has been employed by the Company as Vice President - Finance since July 1996. Mr. Lohwasser was Vice President - Controller since December 1995 and prior thereto was Corporate Controller for more than the past five years.

Guy M. Lombardo has been employed by the Company as Vice President - Management Information Systems for more than the past five years.

Bernard H. Tenenbaum has been employed by the Company as Vice President - Corporate Development since January 14, 1993. From September 1988 until joining the Company as an officer, Mr. Tenenbaum was a founding Director of the George Rothman Institute of Entrepreneurial Studies, Fairleigh Dickinson University. Mr. Tenenbaum is also a Director of WPI Group which manufactures component parts for electronic and computer systems. Mr. Tenenbaum has served as a Director of the Company since 1989.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


At December 31, 1996, the Company's Common Stock was held by approximately 611 shareholders of record. The Company's Common Stock has been traded on the New York Stock Exchange since its initial public offering on March 29, 1984. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

                                            HIGH         LOW
                                            ----         ---
1996
----

First Quarter.....................        $ 17 5/8      $ 12 3/4
Second Quarter....................          18 3/8        14 3/4
Third Quarter.....................          18 1/4        14 3/4
Fourth Quarter....................          19 1/2        15 3/4


1995
----

First Quarter.....................        $ 14 5/8      $ 12
Second Quarter....................          15            12 1/8
Third Quarter.....................          15 7/8        13 1/4
Fourth Quarter....................          14 1/4        12 1/4

The Board of Directors declared its first dividend to holders of the Company's Common Stock in November, 1986. Since then, a cash dividend has been paid quarterly. The current quarterly rate is $.17 per share, effective February 1997. Prior to that the quarterly rate was $.15 per share since February 1993. The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its discretion.

ITEM 6.   SELECTED FINANCIAL DATA

                                               FOR YEARS ENDED DECEMBER 31
                                     (Dollars in Thousands, Except Per Share Data)

                              1996       1995       1994       1993       1992       1991
                            --------   --------   --------   --------   --------   --------

SUMMARY OF OPERATIONS

Net Sales                   $226,243   $213,918   $187,387   $266,458   $444,382   $267,859

Cost of Sales                105,018    101,059     93,127    118,300    176,265    109,857

Income (Loss) from Continuing
  Operations Before
  Income Taxes *              42,555     11,407     (5,157)    16,596     92,999     31,746

Provision (Benefit) for
  Income Taxes on
  Continuing Operations       15,856      3,933     (2,254)     4,049     32,651      9,704

Net Income (Loss) from
  Continuing Operations       26,699      7,474     (2,903)    12,547     60,348     22,042

Net Income from Discontinued
  Operations                   4,978      9,066      8,230        635          -          -


Net Income                    31,677     16,540      5,327     13,182     60,348     22,042

Net Income (Loss) Per Share
  Continuing Operations         1.23        .35       (.14)       .58       2.70        .98
  Discontinued Operations        .23        .42        .39        .03          -          -
                                ----        ---        ---        ---       ----        ---
          Total                 1.46        .77        .25        .61       2.70        .98

Dividends Per Share              .60        .60        .60        .60        .47        .40

BALANCE SHEET

Working Capital             $187,373   $158,462   $152,455   $178,001   $206,510   $166,538

Property, Plant and
  Equipment                   21,765     23,464     24,319     27,741     29,577     27,035

Total Assets                 276,966    251,397    242,151    255,884    298,847    226,319

Long-Term Debt                     -          -          -          -          -      3,000

Shareholders' Equity         248,726    222,996    218,388    224,034    241,259    196,278

STATISTICAL

Current Ratio                    7.6        6.6        7.4        6.6        4.6       7.2

Return on Average
  Shareholders' Equity          13.4%       7.5%       2.4%       5.7%      27.6%     11.5%

Net Profit Margin               11.8%       3.5%      (1.5%)      4.7%      13.6%      8.2%

Number of Employees             1,580      1,752      1,772      2,089      2,608     2,333

     Restated to reflect discontinued operations (See Notes to Consolidated Financial Statements).

* 1996 includes the gain on sale of Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax and a reversal of a litigation provision of $4,450,000 before tax or $2,800,000 ($0.13 per share) after tax. 1993 includes a restructuring charge of $5.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 RESULTS OF CONTINUING OPERATIONS - YEARS ENDED
                           DECEMBER 31, 1996 AND 1995

For the year ended December 31, 1996 the Company's net sales of $226,243,000 compares to net sales for the year ended December 31, 1995 of $213,918,000. This represents an increase of 5.8%. The Company's gift products subsidiary Papel/Freelance, Inc. was sold on January 17, 1996. Net sales excluding Papel/Freelance, Inc. for the year ended December 31, 1996 was $225,328,000 compared to $183,253,000 for the year ended December 31, 1995, an increase of $42,075,000 or 23.0%. This increase in net sales reflects the strong acceptance of the Company's current gift product line. In December 1996 the Company, due to the earlier consumer selling season for Easter 1997, sold approximately $4,900,000, which represents a portion of its Easter seasonal merchandise sales. Historically, sales of this product would not occur until January of the following year.

Cost of sales were 46.4% of net sales in 1996 compared to 47.2% of net sales in 1995. This decrease can be attributed to the components of cost of sales that are fixed costs which were absorbed by the higher sales volume in the year ended December 31, 1996.

Selling, general and administrative expense was $89,827,000 or 39.7% of net sales for the year ended December 31, 1996 compared to $103,184,000 or 48.2% of net sales in 1995, a decrease of $13,357,000 or 12.9%. The decrease in selling, general and administrative expense can be primarily attributable to the elimination of the selling, general and administrative expense of the Company's Papel/Freelance, Inc. subsidiary, which was sold in January, 1996. The decrease in selling, general and administrative expense as a percent of net sales can be attributed to fixed costs as they relate to the increase in net sales.

During the year ended December 31, 1996 the Company reversed a litigation provision of $4,450,000 before tax or $2,800,000 after tax. This reversal was due to a settlement of certain litigation for less than what was provided for in the year ended December 31, 1992.

Investment and other income of $6,707,000 for the year ended December 31, 1996 compares to $1,732,000 in 1995. Included in the results for the year ended December 31, 1996 is a gain of approximately $4,800,000 before tax related to the sale of the Company's Papel/Freelance, Inc. subsidiary.

The provision for income taxes as a percent of income before taxes for the year ended December 31, 1996 was 37.3% compared to 34.5% in the prior year. This increase can be attributed to increases in tax liability on certain foreign subsidiary income during the year ended December 31, 1996.

Net income from continuing operations for the year ended December 31, 1996 of $26,699,000 compares to net income from continuing operations of $7,474,000 in 1995. This increase in net income can be attributed to the increase in net sales, the decrease in selling, general and administrative expense, the gain on the sale of the Company's subsidiary Papel/Freelance, Inc., of $3,000,000 after tax and the reversal of the litigation provision of $2,800,000 after tax, partially offset by the increase in the effective tax rate.

The Company maintains a direct salesforce and distribution network to serve its customers in Europe and Canada. Product, sales and marketing strategies in these foreign operations are similar to those in the Company's domestic operations. Where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold through distributors worlwide. See Note 13 of the Notes to Consolidated Financial Statements for more information regarding geographic information.

                 RESULTS OF CONTINUING OPERATIONS - YEARS ENDED
                           DECEMBER 31, 1995 AND 1994

For the year ended December 31, 1995 the Company's net sales of $213,918,000 compares to net sales for the year ended December 31, 1994 of $187,387,000. This represents an increase of $26,531,000 or 14.2%.

Cost of sales were 47.2% of net sales in 1995 compared to 49.7% of net sales in 1994. This decrease can be attributed primarily to the components of cost of sales that are fixed costs which were absorbed by the higher sales volume in the year ended December 31, 1995.

Selling, general and administrative expense was $103,184,000 or 48.2% of net sales for the year ended December 31, 1995 compared to $101,937,000 or 54.4% of net sales in 1994, an increase of $1,247,000 or 1.2%.

Investment and other income of $1,732,000 for the year ended December 31, 1995 compares to $2,520,000 in 1994.

The provision for income taxes on continuing operations as a percent of income from continuing operations before taxes for the year ended December 31, 1995 was 34.5% compared to a benefit for taxes of $2,254,000 in the prior year.

Net income from continuing operations for the year ended December 31, 1995 of $7,474,000 compares to a loss from continuing operations of $2,903,000 in 1994. The improvement in net income can be attributed to the increase in net sales.

DISCONTINUED OPERATIONS

On February 7, 1997, the Company signed a letter of intent with Hasbro, Inc. whereby Hasbro would acquire substantially all of the assets of the Company's subsidiaries Cap Toys, Inc. and OddzOn Products, Inc. The purchase price of $166,000,000 is subject to adjustment based on the net tangible value of the assets sold on the day of closing. The sale is subject to the execution of a definitive purchase agreement and the transaction is expected to be completed in the first half of 1997. These two subsidiaries represent the Company's Toy business segment. The operating results of the Toy business segment have been classified as discontinued operations and the financial statements have been restated to reflect this presentation.

Net sales of the Company's discontinued operations amounted to $151,380,000 for the year ended December 31, 1996 compared to $134,556,000 for the year ended December 31, 1995. Net income from discontinued operations for the year ended December 31, 1996 of $4,978,000 compares to $9,066,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash and cash equivalents of $52,257,000 compared to $35,802,000 at December 31, 1995. During the year ended December 31, 1996, the Company generated net cash flows from continuing operating activities of $19,008,000 resulting primarily from net income from continuing operations of $26,699,000 offset by increases in accounts receivable of $14,109,000.

On January 17, 1996, the Company sold the assets of its subsidiary Papel/Freelance, Inc. The sale resulted in an increase in cash and cash equivalents of approximately $18,325,000. An additional $2,000,000 before tax will be received and recognized as income contingent upon satisfaction of the terms of a transitional agreement.

The Company has available $85,156,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. At December 31, 1996, letters of credit of $30,173,000 were outstanding. There were no direct borrowings under the bank lines of credit. Working capital requirements during 1996 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The Company enters into forward exchange contracts, principally to economically hedge the currency risk associated with the purchase of inventory by its European operations. Gains and losses related to contracts accounted for as hedges are reported as a component of the related transactions. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Parsippany, New Jersey

Coopers & Lybrand L.L.P.

January 31, 1997
except for the information presented in Note 16, for which the date is
February 7, 1997

                        CONSOLIDATED STATEMENT OF INCOME
                         FOR THE YEARS ENDED DECEMBER 31
                  (Dollars in Thousands, Except Per Share Data)

                                                 1996          1995           1994
                                               --------      --------       --------

Net sales ...................................  $226,243      $213,918       $187,387
Cost of sales................................   105,018       101,059         93,127
                                               --------      --------       --------
   Gross profit..............................   121,225       112,859         94,260
Selling, general and administrative expense..    89,827       103,184        101,937
Litigation ..................................    (4,450)            -              -
Investment and other income-net..............    (6,707)       (1,732)        (2,520)
                                               --------      --------       --------
   Income (loss) from continuing operations
     before taxes............................    42,555        11,407         (5,157)
Provision (benefit) for income taxes on
   continuing operations.....................    15,856         3,933         (2,254)
                                               --------      --------       --------
   Net income (loss) from continuing operations  26,699         7,474         (2,903)
   Net income from discontinued operations...     4,978         9,066          8,230
                                               --------      --------       --------
   Net income................................  $ 31,677      $ 16,540       $  5,327
                                               ========      ========       ========

Net income (loss) per share
  Continuing operations......................  $   1.23      $   0.35       $  (0.14)
  Discontinued operations....................      0.23          0.42           0.39
                                               --------      --------       --------
       Total.................................  $   1.46      $   0.77       $   0.25
                                               ========      ========       ========

     The accompanying notes are an integral part of the consolidated financial statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in Thousands)

                                          Additional             Foreign
                                  Common   Paid  In   Retained   Currency     Treasury
                                   Stock    Capital   Earnings  Translation     Stock
                                   -----    -------   --------  -----------     -----

Balance at December 31, 1993.....  $2,388   $36,840   $225,650    $(2,987)   $(37,857)

Net income.......................       -         -      5,327          -           -

Share transactions under
  stock option plans.............       7     1,035          -          -           -

Cash dividends ($.60 per share)..       -         -    (12,874)         -           -

Foreign currency
  translation adjustment.........       -         -          -        859           -
                                   ------   -------    -------     ------      ------
Balance at December 31, 1994.....   2,395    37,875    218,103     (2,128)    (37,857)

Net income.......................       -         -     16,540          -           -

Share transactions under
  stock option plans.............       6       771          -          -           -

Cash dividends ($.60 per share)..       -         -    (12,921)         -           -

Foreign currency
  translation adjustment.........       -         -          -        212           -

                                   ------   -------    -------     ------      ------
Balance at December 31, 1995.....   2,401    38,646    221,722     (1,916)    (37,857)

Net income.......................       -         -     31,677          -           -

Share transactions under
  stock option plans.............      32     4,634          -          -           -

Cash dividends ($.60 per share)..       -         -    (13,026)         -           -

Foreign currency
  translation adjustment.........       -         -          -      2,413           -

                                   ------   -------    -------     ------      ------
Balance at December 31, 1996.....  $2,433   $43,280   $240,373    $   497    $(37,857)
                                   ======   =======    =======     ======      ======

     The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED BALANCE SHEET AT DECEMBER 31

                            (Dollars in Thousands)

ASSETS                                                1996         1995
------                                              -------       -------

Current assets
  Cash and cash equivalents.....................   $ 52,257      $ 35,802
  Accounts receivable, trade, less allowances;
     $2,258 in 1996 and $2,704 in 1995 .........     49,355        41,648
  Inventories - net.............................     54,350        63,777
  Prepaid expenses and other current assets.....      2,558         3,211
  Deferred income taxes.........................      9,707        13,175
  Net current assets of discontinued operations.     47,386        29,250
                                                    -------       -------

              Total current assets..............    215,613       186,863

Property, plant and equipment - net.............     21,765        23,464
Other assets....................................      2,948         3,654
Net assets of discontinued operations...........     36,640        37,416
                                                    -------       -------

              Total assets......................   $276,966      $251,397
                                                    =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
  Accounts payable.............................    $  3,709      $  3,377
  Accrued expenses.............................      18,776        23,629
  Accrued income taxes.........................       5,755         1,395
                                                    -------       -------

              Total current liabilities........      28,240        28,401

Commitments and contingencies

Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1996, 24,333,952
    shares; 1995, 24,011,198 shares............       2,433         2,401
  Additional paid in capital...................      43,280        38,646
  Retained earnings............................     240,373       221,722
  Foreign currency translation adjustments.....         497        (1,916)
  Treasury stock, at cost (2,454,814 shares)...     (37,857)      (37,857)
                                                    -------       -------

              Total shareholders' equity.......     248,726       222,996
                                                    -------       -------

              Total liabilities and
              shareholders' equity.............    $276,966      $251,397
                                                    =======       =======

     The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31

                             (Dollars in Thousands)

Cash flows from continuing operating activities:         1996      1995      1994
                                                        ------    ------    ------
Net income                                             $31,677   $16,540   $ 5,327
Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Net income - discontinued operations............    (4,978)   (9,066)   (8,230)
    Depreciation....................................     3,220     3,775     4,246
    Amortization of intangible assets...............       155       534     1,050
    Provision for accounts receivable reserves......     1,115     1,156     1,116
    Gain on sale of subsidiary......................    (4,800)        -         -
    Gains or losses from sale or disposal
      of fixed assets...............................       828       303      (315)
    Changes in assets and liabilities, net of
      effect of acquisitions and dispositions:
        Accounts receivable.........................   (14,109)   (6,956)    2,621
        Inventories.................................     1,359    (7,266)    7,782
        Deferred income taxes.......................     3,469      (202)     (855)
        Prepaid expenses and other current assets...       563     1,091       396
        Other assets................................       303       436    (1,700)
        Accounts payable............................       536       (18)     (562)
        Accrued expenses............................    (4,690)    3,404    (7,278)
        Accrued income taxes........................     4,360     1,251      (249)
                                                        ------    ------    ------
          Total adjustments.........................   (12,669)  (11,558)   (1,978)
                                                        ------    ------    ------
             Net cash provided by continuing
               operating activities.................    19,008     4,982     3,349

Cash flows from investing activities:

Sales of short-term investments.....................         -     5,203    26,218
Proceeds from sale of fixed assets..................       214       605     1,362
Capital expenditures................................    (1,791)   (3,828)   (1,870)
Acquisitions........................................         -    (3,352)        -
Sale of subsidiary..................................    18,325         -         -
                                                        ------    ------    ------
             Net cash provided by (used in)
               investing activities.................    16,748    (1,372)   25,710

Cash flows from financing activities:

Issuance of common stock............................     4,666       777     1,042
Dividends...........................................   (13,026)  (12,921)  (12,874)
                                                        ------    ------    ------
             Net cash (used in) financing
               activities...........................    (8,360)  (12,144)  (11,832)

Effect of exchange rates............................     1,441       213       859
Cash provided by (used by/for)
  discontinued operations...........................   (12,382)    1,886   (28,224)
                                                        ------    ------    ------

Net increase (decrease) in cash and
  cash equivalents..................................    16,455    (6,435)  (10,138)

Cash and cash equivalents at beginning of year......    35,802    42,237    52,375
                                                        ------    ------    ------
Cash and cash equivalents at end of year............   $52,257   $35,802   $42,237
                                                        ======    ======    ======

Cash paid during the year for:

      Interest......................................   $   130   $   284   $   353
      Income taxes..................................   $12,584   $10,380   $ 3,953

  The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

Russ Berrie and Company, Inc. and its subsidiaries design, manufacture through third parties and market a wide variety of gift products to retail stores throughout the United States and most countries throughout the world.

Note 2 - Summary of Significant Accounting Practices

Principles of Consolidation

The consolidated financial statements include the accounts of Russ Berrie and Company, Inc. and its wholly-owned subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions.

Reclassifications/Discontinued Operations

To conform to the 1996 presentation, certain reclassifications were made to the prior years' consolidated financial statements. See Note 16 regarding discontinued operations.

The Notes to these consolidated financial statements reflect the continuing operations of the Company unless otherwise stated or indicated.

Revenue Recognition

The Company recognizes revenue from product sales, net of provisions for sales discounts, returns and allowances, upon shipment of product to the customer.

Advertising Costs

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to results of operations during the year in which they are incurred. Advertising cost for the years ended December 31, 1996, 1995 and 1994 amounted to $1,327,000, $2,072,000 and $2,263,000, respectively.

Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less and approximate fair value.

Inventories

Inventories, which mainly consist of finished goods, are stated at the lower of cost (first-in, first-out) or market value.

Property

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives which range from three to eighteen years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Expenditures for maintenance and repairs are charged to operations as incurred. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of purchase price of acquired assets over the fair market value of net assets acquired, is being amortized using the straight-line method over fifteen years or less. The Company evaluates the recoverability of goodwill based upon estimated future income of operating entities. Other intangible assets acquired are being amortized over the period for which benefit is derived which ranges from three to five years. Accumulated amortization was $3,025,000 and $4,115,000 at December 31, 1996 and 1995,
respectively.

Foreign Currency Translation

Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries financial statements, for which the local currency is the functional currency, are recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in investment and other income - net (See Note 7).

Accounting for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Net Income Per Share

Net income per share is based on the weighted average number of shares outstanding during the year. The number of shares used in the computation at December 31, 1996, 1995 and 1994 were 21,697,674, 21,533,402 and 21,458,099, respectively.

Foreign Currency Contracts

The Company enters into forward exchange contracts, principally to economically hedge the currency risk associated with the purchase of inventory within one year by its United Kingdom subsidiary. Gains and losses related to contracts accounted for as hedges are reported as a component of the related transactions. The Company does not speculate in foreign currencies. At December 31, 1996 and 1995, the aggregate notional amount of foreign exchange contracts was $12,000,000 and $6,500,000, respectively.

At December 31, 1996, the Company's forward exchange contracts have expiration dates which range from one to twelve months. The estimated fair value of the Company's forward exchange contracts based on quoted rates as of December 31, 1996 was $11,327,000. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Acquisitions

During 1995, the Company completed the acquisition of Ivory Tower Publishing Company, Inc. The acquisition, accounted for as a purchase, was funded entirely by the Company's cash. No goodwill was recorded as the purchase price was equivalent to the estimated fair value of the assets acquired and liabilities assumed.

Note 3 - Inventory Reserves

As of December 31, 1996 and 1995, the Company has recorded reserves to reflect inventories at their estimated net realizable value. Management believes that such inventories are fairly stated. The reserve balance as of December 31, 1996 and 1995 was $17,132,000 and $18,582,000, respectively.

Note 4 - Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                           December 31,

                                       1996           1995
                                   ----------      ----------

Land.........................    $  6,292,000    $  6,053,000
Buildings....................      10,471,000      10,616,000
Machinery and equipment......      19,754,000      20,606,000
Furniture and fixtures.......       5,106,000       6,190,000
Leasehold improvements.......       7,025,000       7,861,000
                                   ----------      ----------
                                   48,648,000      51,326,000
Less accumulated depreciation
  and amortization...........      26,883,000      27,862,000
                                   ----------      ----------
                                 $ 21,765,000    $ 23,464,000
                                   ==========      ==========

Note 5 - Lines of Credit

Under its existing domestic bank lines of credit, which are renewed annually, the Company has available $70,000,000 for direct borrowings and letters of credit at any one time.

The maximum amount available to the Company's foreign operations at December 31, 1996, under local lines of credit, is $15,156,000. These lines which are guaranteed by the Company, provide for direct borrowings, letters of credit and overdraft facilities.

In connection with the purchase of imported merchandise, the Company, at December 31, 1996, had letters of credit outstanding under all lines of $30,173,000.

Note 6 - Accrued Expenses

Accrued expenses as of December 31, 1996 and 1995 consist of the following:

                                                December 31,

                                             1996         1995
                                          ----------   ----------

Accrued sales commissions.......         $ 2,923,000  $ 2,064,000
Accrued litigation..............           1,250,000    6,300,000
Accrued payroll and
    incentive compensation......           3,507,000    3,097,000
Accrued future lease obligations           2,205,000    3,359,000
Other...........................           8,891,000    8,809,000
                                          ----------   ----------
                                         $18,776,000  $23,629,000
                                          ==========   ==========

Note 7 - Investment and Other Income - Net

The significant components of investment and other income - net for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                       1996          1995          1994
                                   ----------      ---------     ---------

Investment income..............   $ 2,210,000    $ 1,887,000   $ 2,208,000
Interest expense...............      (121,000)      (225,000)     (150,000)
Foreign currency transactions..      (391,000)       (73,000)       87,000
Gain on sale of subsidiary.....     4,800,000              -             -
Other..........................       209,000        143,000       375,000
                                   ----------      ---------     ---------
                                  $ 6,707,000    $ 1,732,000   $ 2,520,000
                                   ==========      =========     =========

On January 17, 1996, the Company completed the sale of its subsidiary Papel/Freelance, Inc. The sale resulted in a gain of approximately $4,800,000 before tax, or $3,000,000 ($0.14 per share) after tax, which was recognized in the first quarter of 1996. An additional $2,000,000 before tax, relating to a transitional agreement, will be received and recognized as income contingent upon satisfaction of the terms of the agreement.

Note 8 - Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

Income (loss) from continuing operations before income taxes was:

                                    Years Ended December 31,

                               1996              1995            1994
                            ----------         ---------      ---------

United States              $29,376,000       $ 4,069,000    $(6,745,000)
Foreign                     13,179,000         7,338,000      1,588,000
                            ----------         ---------      ---------
                           $42,555,000       $11,407,000    $(5,157,000)
                            ==========         =========      =========

The provision for income taxes consists of the following:

                                    Years Ended December 31,

Currently payable:             1996              1995             1994
                            ----------         ---------       ---------

Federal.................   $ 8,640,000       $ 2,607,000     $(2,444,000)

Foreign.................     3,003,000         1,007,000         438,000

State...................       744,000           521,000         607,000
                            ----------         ---------       ---------
                            12,387,000         4,135,000      (1,399,000)


Deferred:
Federal.................     3,406,000         (299,000)      (1,871,000)
Foreign.................        63,000           97,000         (342,000)
State...................             -                -        1,358,000
                            ----------        ----------       ---------
                             3,469,000         (202,000)        (855,000)
                            ----------        ----------       ---------
                           $15,856,000       $3,933,000      $(2,254,000)
                            ==========        ==========       =========


A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

                                             Years Ended December 31,

                                          1996           1995            1994
                                       ----------      ---------      ---------

Tax at U.S. Federal statutory rate..  $14,895,000     $3,993,000    $(1,805,000)
State income tax net of Federal
  tax benefit.......................      610,000        149,000        154,000
Foreign rate differences............    1,011,000         49,000        560,000
Charitable contributions............     (686,000)             -              -
Tax advantaged investment income....     (279,000)      (173,000)      (301,000)
Provision for foreign dividends.....            -              -     (3,000,000)
Change in enacted rates.............            -              -         30,000
Change in valuation allowance.......     (205,000)       164,000      1,275,000
Adjustment of estimated liabilities.      271,000              -        707,000
Other, net..........................      239,000       (249,000)       126,000
                                       ----------      ---------      ---------
                                      $15,856,000     $3,933,000    $(2,254,000)
                                       ==========      =========      =========

The Company has recorded a valuation allowance of $1,984,000 (primarily relating to deferred state income taxes) to reflect the estimated amount of deferred tax assets which may not be realized.

The components of the net deferred tax asset, net of the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

                                                       December 31,

                                                     1996           1995
                                                  ---------      ----------
Assets:
Inventory capitalization................         $2,470,000     $ 2,809,000
Reserves not deducted for tax purposes..          5,213,000       5,879,000
Accrued future lease obligations........            723,000       1,076,000
Litigation..............................            556,000       2,295,000
Other...................................            762,000       1,143,000
                                                  ---------      ----------
                                                  9,724,000      13,202,000
                                                  ---------      ----------

Liabilities:
Depreciation............................             17,000          27,000
                                                  ---------      ----------
Net deferred tax asset..................         $9,707,000     $13,175,000
                                                  =========      ==========


Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries' undistributed earnings less those earnings deemed to be permanently reinvested. The amount of such earnings deemed permanently reinvested was approximately $60,895,000 as of December 31, 1996. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable.

Note 9 - Related Party Transactions

Certain buildings, referred to in Note 10, are leased from Russell Berrie, the Company's majority shareholder, or entities owned or controlled by him. Rentals under these leases for the years ended December 31, 1996, 1995 and 1994 were $4,042,000, $4,042,000 and $4,307,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $8,180,000 as of December 31, 1996, $2,000,000 of which is collateralized by assets of the Company.

The Company also leases a facility from a partnership in which a director of the Company is a general partner. Annual rentals under this lease agreement for the years ended December 31, 1996, 1995 and 1994 were $996,000. This lease obligation is included in accrued future lease obligations (See Note 6).

Note 10 - Leases

At December 31, 1996, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to twenty-two years.

Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $6,834,000, $7,479,000 and $7,709,000, respectively.

The approximate aggregate minimum future rental payments as of December 31, 1996 under operating leases are as follows:


                 1997 ..................        $7,637,000
                 1998...................         5,682,000
                 1999...................         3,873,000
                 2000...................         2,534,000
                 2001...................         2,224,000
                 Later years............         7,591,000


Note 11 - Stock Option and Employee Stock Purchase Plans

The Company has three stock option plans and an employee stock purchase plan. As of December 31, 1996, there were 2,951,137 shares of common stock reserved for issuance under all stock plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock plans. Had compensation cost for the Company's three stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for the awards in 1996, 1995 and 1994 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            Years Ended December 31,

                                        1996           1995        1994
                                      -------        -------      ------

    Net Income - as reported          $31,677        $16,540      $5,327
    Net Income - pro forma            $30,951        $16,008      $4,791
    Earnings per share - as reported    $1.46          $0.77       $0.25
    Earnings per share - pro forma      $1.43          $0.74       $0.22

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants : dividend yield of 3.75%; expected volatility of 32.1%; risk-free interest rate of 6.05%; and expected lives of approximately 3.5 years.


The fair value of each option granted under the Employee Stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants : dividend yield of 3.75%; expected volatility of 32.1%; risk-free interest rate of 5.44%; and an expected life of approximately one year.

The option price for all stock option plans is equal to the closing price of the Company's common stock as of the date the option is granted. All stock options vest one year from the grant date. Options expire 10 years from the date of grant. Information regarding these option plans for 1996, 1995 and 1994 is as follows:

                                               All Stock Option Plans
                                               ----------------------
                                                           Weighted
                                                            Average
                                              Shares     Exercise Price
                                              ------     --------------

Outstanding as of December 31, 1993.....     1,090,022      $15.929
Options Granted.........................       286,386       14.875
Options Exercised.......................       (89,157)      12.452
Options Cancelled.......................      (169,825)      16.988
                                              --------
Outstanding as of December 31, 1994.....     1,117,426       15.774
Options Granted.........................       277,186       13.750
Options Exercised.......................       (38,566)      12.386
Options Cancelled.......................      (105,863)      16.137
                                              --------

Outstanding as of December 31, 1995.....     1,250,183       15.401
Options Granted.........................       360,547       13.625
Options Exercised.......................      (314,476)      13.549
Options Cancelled.......................      (127,478)      15.965
                                              --------

Outstanding as of December 31, 1996.....     1,168,776       15.291
                                             =========

Option price range at December 31, 1996     $9.59 to $21.17

Option price range for excercised shares    $9.59 to $17.67

Options available for grant at
   December 31, 1996....................     2,836,586


The weighted-average fair value of options granted, on a per share basis, during the years 1996 and 1995 was $3.19 and $3.22, respectively.

The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                              Options Outstanding                             Options Exercisable
                           ------------------------                  ---------------------------------
                          Number         Weighted Average        Weighted            Number          Weighted
    Range of           Outstanding          Remaining            Average           Exercisable        Average
Exercise Prices        at 12/31/96       Contractual Life     Exercise Price       at 12/31/96     Exercise Price
---------------        -----------       ----------------     --------------       -----------     --------------

     $21.170               78,516          Expire 1-1-97         $21.170             78,516           $21.170
      14.250               62,089           1 year                14.250             62,089            14.250
      12.670               23,363           2 years               12.670             23,363            12.670
      10.090                6,079           3 years               10.090              6,079            10.090
       9.590                5,193           4 years                9.590              5,193             9.590
      12.500               47,467           5 years               12.500             47,467            12.500
      17.670              299,089           6 years               17.670            299,089            17.670
      14.875              164,927           7 years               14.875             64,927            14.875
      13.750              141,758           8 years               13.750            141,758            13.750
      13.625              340,295           9 years               13.625                  0            13.625

                        ---------                                                   -------
 $9.59 to $21.17        1,168,776                                                   828,481
                        =========                                                   =======

Under the Employee Stock Purchase Plan, the purchase price is 90% of the closing market price of the stock on the first business day of the Plan year. Information regarding the Employee Stock Purchase Plan for 1996, 1995 and 1994 is a follows:

                               Employee Stock Purchase Plan
                               ----------------------------
                                1996       1995       1994
                              -------    --------   --------
              Exercise Price   $12.26     $12.38     $13.40

              Shares Issued    23,117      7,351      4,981

As of December 31, 1996, the 1994 Employee Stock Purchase Plan has 114,551 shares reserved for future issuance.

Note 12 - Retirement and 401(k) Plan

Effective February 1, 1995, the Company converted its defined contribution retirement plan to a 401(k) Plan. Employees may, up to certain prescribed limits, contribute to the 401(k) Plan and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the year ended December 31, 1996 and 1995 was $583,000 and $523,000, respectively.

There was no provision for contributions to the retirement plan charged to operations for the year ended December 31, 1994.

Note 13 - Geographic Information

The Company's continuing operations comprise one business segment. Financial data by geographic area are presented below:


                                 1996           1995            1994
                             -----------     -----------     -----------
Revenues:
United States...........   $ 163,906,000   $ 157,351,000   $ 143,729,000
Europe..................      30,571,000      29,698,000      23,024,000
Other Foreign...........      31,766,000      26,869,000      20,634,000
                             -----------     -----------     -----------
  Total.................   $ 226,243,000   $ 213,918,000   $ 187,387,000
                             ===========     ===========     ===========


Net Income:
United States...........   $  18,588,000   $   2,753,000   $  (4,395,000)
Europe..................       2,294,000         652,000        (720,000)
Other Foreign...........       5,817,000       4,069,000       2,212,000
                             -----------     -----------     -----------
  Total.................   $  26,699,000   $   7,474,000   $  (2,903,000)
                             ===========     ===========     ===========


Identifiable Assets:
United States...........   $ 121,360,000   $ 121,878,000   $ 117,569,000
Europe..................      33,955,000      29,153,000      29,119,000
Other Foreign...........      37,625,000      33,700,000      35,976,000
                             -----------     -----------     -----------
  Total.................   $ 192,940,000   $ 184,731,000   $ 182,664,000
                             ===========     ===========     ===========

Export sales to customers from the United States are not significant.

Note 14 - Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, the financial position or the cash flows of the Company.

Included in income for the year ended December 31, 1996 is a reversal of a litigation provision of $4,450,000. This reversal was due to a settlement of certain litigation.

Note 15 - Quarterly Financial Information (Unaudited)

The quarterly information has been restated to reflect the discontinued operations presentation.

The following selected financial data for the eight quarters ended December 31, 1996 are derived from unaudited financial statements and include, in the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation of the results for the interim periods presented. The quarter ended March 31, 1996 includes the gain on the sale of Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax. The quarter ended September 30, 1996 includes the reversal of a litigation provision of $4,450,000 before tax or $2,800,000 ($0.13 per share) after tax.

                               For Quarters Ended
                  (Dollars in Thousands, Except Per Share Data)

                            March 31,     June 30,    Sept. 30,     Dec. 31,
                            ---------     --------    ---------     --------
        1996
Net sales.................   $ 56,566     $ 41,776     $ 67,906     $ 59,995
Gross profit..............     30,364       22,129       37,579       31,153

Net income from
  continuing operations...      6,915        1,144       13,515        5,125
Net income from
  discontinued operations.        681          326        2,723        1,248
                              -------      -------      -------      -------

Net income................   $  7,596     $  1,470     $ 16,238     $  6,373
                              =======      =======      =======      =======

Net income per share
  Continuing operations...   $   0.32     $   0.05     $   0.62     $   0.24
  Discontinued operations.       0.03         0.02         0.13         0.05
                              -------      -------      -------      -------
            Total            $   0.35     $   0.07     $   0.75     $   0.29
                              =======      =======      =======      =======


              1995
Net sales.................   $ 56,240     $ 40,692     $ 67,005     $ 49,981
Gross profit..............     30,668       20,761       37,129       24,301

Net income (loss) from
  continuing operations...      3,197       (2,191)       6,113          355
Net income from
  discontinued operations.        886        2,345        3,147        2,688
                              -------      -------      -------      -------

Net income................   $  4,083     $    154     $  9,260     $  3,043
                              =======      =======      =======      =======

Net income (loss) per share
  Continuing operations...   $   0.15     $  (0.10)    $   0.28     $   0.02
  Discontinued operations.       0.04         0.11         0.15         0.12
                              -------      -------      -------      -------
            Total            $   0.19     $   0.01     $   0.43     $   0.14
                              =======      =======      =======      =======

Note 16 - Subsequent Event - Discontinued Operations

On February 7, 1997, the Company signed a letter of intent to sell the assets of its subsidiaries Cap Toys, Inc. and OddzOn Products, Inc. to Hasbro, Inc. The purchase price of $166,000,000 is subject to adjustment based on the net tangible value of the assets sold on the date of closing. The sale is subject to the execution of a definitive purchase agreement and the transaction is expected to be completed in the first half of 1997. These two subsidiaries comprise the Company's Toy business segment. Accordingly, the Toy business segment is reported as discontinued operations for the year ended December 31, 1996. The December 31, 1995 and 1994 financial information has been reclassified to conform with the current year presentation.

Amounts included in net income from discontinued operations for the Toy business segment for the years ended December 31 were as follows:

                            1996           1995            1994
                       ------------    ------------    -----------

Net sales              $151,380,000    $134,556,000    $90,717,000

Income before taxes       7,804,000      14,166,000     12,181,000

Provision for income
 taxes                    2,826,000       5,100,000      3,951,000
                       ------------    ------------    -----------

Net income             $  4,978,000    $  9,066,000    $ 8,230,000
                       ============    ============    ===========

Advertising costs for discontinued operations for the years ended December 31, 1996, 1995 and 1994 amounted to $27,683,000, $15,219,000 and $10,650,000, respectively.

Amortization costs related to intangible assets for the years ended December 31, 1996, 1995 and 1994 amounted to $2,512,000, $2,497,000 and $1,386,000, respectively.

Net sales to Toys "R" Us represented 10.6% of the Company's consolidated net sales, including net sales of discontinued operations, for the year ended December 31, 1996.

Assets and liabilities of the Toy business segment, reported as net assets of discontinued operations, as of December 31 were as follows:

                                          1996             1995
                                      -----------       -----------

Accounts receivable, net              $34,432,000       $21,027,000
Inventory                              21,126,000        15,313,000
Other current assets                    6,397,000         6,676,000
Current liabilities                   (14,569,000)      (13,766,000)
                                      -----------       -----------
Net current assets of
 discontinued operations               47,386,000        29,250,000


Property, plant and equipment, net      1,855,000         1,333,000
Goodwill and other intangible
 assets-net                            30,577,000        32,874,000
Other assets                            4,208,000         3,209,000
                                      -----------       -----------

Net assets of discontinued operations  36,640,000        37,416,000
                                      -----------       -----------

Total net assets of
   discontinued operations            $84,026,000       $66,666,000
                                      ===========       ===========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

Information relating to this item appears under the caption "ELECTION OF DIRECTORS" on pages 1 through 3 of the 1997 Proxy Statement, which is incorporated herein by reference and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" on pages 11 and 12 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to this item appears under the caption "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD" on page 3, "DIRECTOR COMPENSATION" on pages 3 through 5, "EXECUTIVE COMPENSATION" on pages 11 through 13 and "COMPENSATION COMMITTEE REPORT" on pages 6 and 7 in the 1997 Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Information relating to this item appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT" on pages 9 and 10 and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" on page 10 of the 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

Information relating to this item appears under the captions "EXECUTIVE COMPENSATION" on pages 11 through 13, "CERTAIN TRANSACTIONS" on pages 14 and 15 and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" on page 7 of the 1997 Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
          REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report.

1. Financial Statements:
                                                        Page Number in this
                                                               Report
Report of Independent Accountants....................            18

Consolidated Statement of Income for the
years ended December 31, 1996, 1995 and 1994.........            19

Consolidated Statement of Changes in
Shareholders' Equity for the years ended
1996, 1995 and 1994..................................            20

Consolidated Balance Sheet at December 31,
1996 and 1995........................................            21

Consolidated Statement of Cash Flows for the
years ended December 31, 1996, 1995 and 1994.........            22

Notes to Consolidated Financial Statements...........            23-33

2.  Financial Statement Schedule:

Schedule II  - Valuation and Qualifying Accounts.....            S-2

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits:

Exhibit No.
-----------

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

10.1 (a)  Russ Berrie and Company, Inc. Stock Option and Restricted Stock Plan.
          (2)

     (b) Amendment to the Russ Berrie and Company, Inc. Stock Option and Restricted Stock Plan. (11)

10.2 (a)  Russ Berrie and Company, Inc. Stock Option Plan for Outside Directors.
          (3)

     (b) Amendment to the Russ Berrie and Company, Inc. Stock Option Plan for Outside Directors. (11)

10.3      Russ Berrie and Company, Inc. Profit Sharing Plan. (3)

10.4 Agreement dated January 26, 1982 between the Registrant and A. Curts Cooke and amendment thereto dated March 10, 1984. (3)

----------

(1) Incorporated by reference to Amendment No. 2 to Registration Statement No. 2- 88797 on Form S-1, as filed on March 29, 1984.

(2) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1984.

(3) Incorporated by reference to Amendment No. 1 to Registration Statement No. 2-8797 on Form S-1, as filed on March 13, 1984.

(9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33- 10077 on Form S-1, as filed on December 16, 1986.

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

----------

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

10.70 Amendment, dated October 29, 1985 to the restated Russ Berrie and Company, Inc. Profit Sharing Plan. (8)

----------

(1) Incorporated by reference to Amendment No. 2 to Registration Statement No. 2- 88797 on Form S-1, as filed on March 29, 1984.

(4) Incorporated by reference to Registration Statement No. 2-88797 on Form S-1, as filed on February 2, 1984.

(6) Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement No. 2-96238 on Form S-8, as filed on November 6, 1985.

(8) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1985.

(9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33- 10077 of Form S-1, as filed on December 16, 1986.

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

10.80     Russ Berrie and Company, Inc. 1989 Stock Option Plan. (14)

10.81 Russ Berrie and Company, Inc. 1989 Stock Option Plan for Outside Directors. (15)

10.82 Russ Berrie and Company, Inc. 1989 Stock Option and Restricted Stock Plan. (16)

10.83 Lease Agreement dated November 7, 1988 between A. Mantella & Sons Limited and Amram's Distributing, Ltd. (17)

----------
(9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33- 10077 of Form S-1, as filed on December 16, 1986.

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

(18) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.

(19) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit No.
-----------

10.101 (a) Sale and Purchase Agreement dated October 16, 1991 by and among
           Weaver Corp. and Papel/Freelance, Inc. (20)

       (b Non-competition Agreement made October 16, 1991 by and among Weaver Corp., an Indiana corporation, Steven Weaver and Papel/Freelance, Inc. a Pennsylvania corporation. (20)

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

10.106 Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan. (21)

10.107     Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan. (21)

10.108 Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc. (22)

10.109 Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ, Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button.
           (23)

10.110 Asset Purchase Agreement By and Among PF ACQUISITION CORP., ZEBRA CAPITAL CORPORATION, PAPEL/FREELANCE, INC. and RUSS BERRIE AND COMPANY, INC. dated December 15, 1995. (24)

10.111 Agreement dated December 17, 1996, by and between Russ Berrie and Company, Inc. and A. Curts Cooke. (25)

10.112 Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan. (25)

21.1       List of Subsidiaries

23.1       Report of Independent Accountants

23.2       Consent of Independent Accountants

27.1       Financial Data Schedule

----------

(20) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991.

(21) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.

(22) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(23) Incorporated by Reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(24) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(25) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

Undertaking

In order to comply with amendments to the rules governing the use of Form S-8 under the Securities Act of 1933, as amended, as set forth in Securities Act Release No. 33-6867, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Forms S-8 (File Nos. 2-96238, 2-96239, 2- 96240, 33-10779, 33-27406, 33-27897 and 33-27898):

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

                                        Russ Berrie and Company, Inc.
                                            (Registrant)


                                      By /s/ Paul Cargotch
                                        ---------------------------------
                                        Paul Cargotch
                                        Executive Vice President,
                                        Chief Financial Officer, Assistant
                                        Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures                                            Date
            ----------                                            ----

/s/ Russell Berrie                                              3/24/97
----------------------------------------------                ------------
Russell Berrie, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ A. Curts Cooke                                              3/24/97
----------------------------------------------                ------------
A. Curts Cooke, President, Chief
Operating Officer and Director
(Principal Operating Officer)

/s/ Paul Cargotch                                               3/24/97
----------------------------------------------                ------------
Paul Cargotch, Executive Vice President,
Chief Financial Officer, Assistant Secretary
and Director
(Principal Financial and Accounting Officer)

            Signatures                                            Date
            ----------                                            ----

----------------------------------------------                ------------
Raphael Benaroya, Director


----------------------------------------------                ------------
Ilan Kaufthal, Director

/s/ Charles Klatskin                                             3/24/97
----------------------------------------------                ------------
Charles Klatskin, Director


----------------------------------------------                ------------
Joseph Kling, Director

/s/ William A. Landman                                           3/24/97
----------------------------------------------                ------------
William A. Landman, Director


----------------------------------------------                ------------
Sidney Slauson, Director

/s/ Bernard H. Tenenbaum                                         3/25/97
----------------------------------------------                ------------
Bernard H. Tenenbaum, Director

                RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)

             Column A          Column B    Column C   Column D      Column E
             --------          --------    --------   --------      --------

                              Balance at
                              Beginning   Charged to              Balance at end
        Description           of Period    Expenses   Deductions*  of Period
        -----------           ---------    --------   -----------  ---------

Allowance for accounts receivable:

Year ended December 31, 1994    $ 3,754    $ 1,116     $ 2,110      $ 2,760
Year ended December 31, 1995      2,760      1,156       1,212        2,704
Year ended December 31, 1996      2,704      1,115       1,561        2,258


Allowance for slow moving inventory items:

Year ended December 31, 1994    $15,602    $ 6,664     $ 4,446      $17,820
Year ended December 31, 1995     17,820      4,187       3,425       18,582
Year ended December 31, 1996     18,582      2,369       3,819       17,132


Restated to reflect discontinued operations presentation.

*Principally account write-offs, allowances and disposal of merchandise, respectively.

                                  Exhibit Index

Exhibit Numbers
---------------

10.111 Agreement dated December 17, 1996, by and between Russ Berrie and Company, Inc. and A. Curts Cooke

10.112 Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan.

21.1      List of Subsidiaries

23.1      Report of Independent Accountants

23.2      Consent of Independent Accountants

27.1      Financial Data Schedule