Form 10-Q
period 1997-03-31
RUSS BERRIE & CO INC
filed 1997-05-15
CIK 739878

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)
  {X}       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... March 31, 1997

                                       OR

  { }       TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................to...........................

Commission file number ................................................1-8681

                          RUSS BERRIE AND COMPANY, INC.
 ................................................................................
             (Exact name of registrant as specified in its charter)

        New Jersey                                              22-1815337
 ................................................................................
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

         111 Bauer Drive,      Oakland,    New Jersey        07436
 ................................................................................
      (Address of principal executive offices)           (Zip Code)

                                 (201) 337-9000
 ................................................................................
              (Registrant's telephone number, including area code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                               OUTSTANDING AT APRIL 10, 1997
         -----                               -----------------------------
Common stock, $.10 stated value                      22,209,491

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX

                                                                                            PAGE
PART I - FINANCIAL INFORMATION                                                             NUMBER
------------------------------                                                             ------

     Item 1.      Financial Statements

                  Consolidated Balance Sheet as of March 31, 1997
                  and December 31, 1996                                                          3


                  Consolidated Statement of Income for the three month
                  periods ended March 31, 1997 and 1996                                          4


                  Consolidated Statement of Cash Flows for the three month
                  periods ended March 31, 1997 and 1996                                          5

                  Notes to Consolidated Financial Statements                               6 and 7


     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      8 and 9


PART II - OTHER INFORMATION                                                                     10


     Item 6.      Exhibits and Reports on Form 8-K


                  Signatures                                                                    11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                           (UNAUDITED)
 ASSETS                                             MARCH 31,       DECEMBER 31,
                                                      1997              1996
                                                  -------------     ------------
Current assets
  Cash and cash equivalents ...................     $  60,738      $  52,257
  Accounts receivable, trade, less allowances;
     $2,473 in 1997 and $2,258 in 1996 ........        54,429         49,355
  Inventories - net ...........................        50,025         54,350
  Prepaid expenses and other current assets ...         2,824          2,558
  Deferred income taxes .......................         9,705          9,707
  Net current assets of discontinued operations        42,093         47,386
                                                    ---------      ---------

              TOTAL CURRENT ASSETS ............       219,814        215,613

Property, plant and equipment - net ...........        21,029         21,765
Other assets ..................................         2,868          2,948
Net assets of discontinued operations .........        35,583         36,640
                                                    ---------      ---------

              TOTAL ASSETS ....................     $ 279,294      $ 276,966
                                                    =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ............................     $   4,577      $   3,709
  Accrued expenses ............................        13,560         18,776
  Accrued income taxes ........................         6,656          5,755
                                                    ---------      ---------

              TOTAL CURRENT LIABILITIES .......        24,793         28,240

Commitments and contingencies

Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1997, 24,671,582
    shares; 1996, 24,333,952 shares ...........         2,467          2,433
  Additional paid in capital ..................        47,976         43,280
  Retained earnings ...........................       242,813        240,373
  Foreign currency translation adjustments ....          (898)           497
  Treasury stock, at cost (2,454,814 shares) ..       (37,857)       (37,857)
                                                    ---------      ---------

             TOTAL SHAREHOLDERS' EQUITY .......       254,501        248,726
                                                    ---------      ---------

             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY .............     $ 279,294      $ 276,966
                                                    =========      =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          1997          1996
                                                         ------         -----
Net sales .........................................     $ 62,071      $56,566

Cost of sales .....................................       27,464       26,202
                                                        --------      -------

    GROSS PROFIT ..................................       34,607       30,364

Selling, general and administrative expense .......       25,400       24,572

Investment and other income-net ...................          652        5,228
                                                        --------      -------

   INCOME FROM CONTINUING OPERATIONS
     BEFORE TAXES .................................        9,859       11,020

Provision for income taxes on
     continuing operations ........................        3,388        4,105
                                                        --------      -------

   NET INCOME FROM CONTINUING OPERATIONS ..........        6,471        6,915

   NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS .         (259)         681
                                                        --------      -------

   NET INCOME .....................................     $  6,212      $ 7,596
                                                        ========      =======


NET (LOSS) INCOME  PER SHARE

  Continuing operations ...........................     $   0.29      $  0.32
  Discontinued operations .........................        (0.01)        0.03
                                                        --------      -------
       Total ......................................     $   0.28      $  0.35
                                                        ========      =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  (UNAUDITED)
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:              1997          1996
                                                              ----          ----
Net income ...........................................     $  6,212      $  7,596
Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Net loss (income) - discontinued operations ......          259          (681)
    Depreciation .....................................          731           817
    Amortization of intangible assets ................           38            40
    Provision for accounts receivable reserves .......          641           400
    Gain on sale of subsidiary .......................         --          (4,800)
    Gains from sale or disposal of fixed assets ......           75           114
    Changes in assets and liabilities, net of
    effect of acquisitions and
      dispositions:
        Accounts receivable ..........................       (5,715)       (9,946)
        Inventories ..................................        4,325         3,206
        Deferred income taxes ........................            2            (1)
        Prepaid expenses and other current assets ....         (265)           (9)
        Other assets .................................           42           429
        Accounts payable .............................          868          (390)
        Accrued expenses .............................       (5,216)       (3,427)
        Accrued income taxes .........................          901         3,598
                                                           --------      --------
          Total adjustments ..........................       (3,314)      (10,650)
                                                           --------      --------
             Net cash provided by (used in) continuing
               operating activities ..................        2,898        (3,054)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of fixed assets ...................           78            61
Capital expenditures .................................         (496)         (622)
Sale of subsidiary ...................................         --          18,858
                                                           --------      --------
             Net cash provided by (used in)
               investing activities ..................         (418)       18,297

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock .............................        4,730           940
Dividends ............................................       (3,772)       (3,241)
                                                           --------      --------
             Net cash provided by (used in)
               financing activities ..................          958        (2,301)

Effect of exchange rates .............................       (1,048)         (375)
Cash provided by
  discontinued operations ............................        6,091           236
                                                           --------      --------

Net increase in cash and cash equivalents ............        8,481        12,803

Cash and cash equivalents at beginning of year .......       52,257        35,802
                                                           --------      --------
Cash and cash equivalents at end of year .............     $ 60,738      $ 48,605
                                                           ========      ========

CASH PAID DURING THE PERIOD FOR:

     Interest ........................................     $     59      $     40
     Income taxes ....................................     $  2,067      $    896


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

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. These two subsidiaries represented the Company's Toy business segment. The operating results of the Toy business segment have been classified as discontinued operations and the financial statements have been restated to reflect this presentation. See note 4 regarding discontinued operations.

Investment and other income-net for the three months ended March 31, 1996 includes the gain on the sale of the Company's subsidiary Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax. An additional $2,000,000 before tax gain will be recognized contingent upon satisfaction of the terms of a transitional agreement.

Selling, general and administrative expense for the three months ended March 31, 1996 includes a provision of $900,000 before tax or $575,000 ($0.03 per share) after tax for costs associated with closing certain of the Company's retail stores.

NOTE 2

The weighted average number of shares outstanding during the three month periods ended March 31, 1997 and 1996 were 22,084,009 and 21,586,017 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.

NOTE 3

Cash dividends of $3,771,846 ($.17 per share) were paid on March 17, 1997 to shareholders of record of the Company's Common Stock on March 3, 1997. Cash dividends of $3,240,665 ($.15 per share) were paid in the three month period ended March 31, 1996.

NOTE 4 -SUBSEQUENT EVENT - DISCONTINUED OPERATIONS

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. for a purchase price of $166,650,000, subject to adjustment based on the net tangible value of the assets sold on the day of closing.

The Company intends to use the proceeds of the sale to pursue acquisitions of companies within the gift industry and for general corporate purposes, including the repurchase of a portion of the Company's outstanding stock, pursuant to the previously announced stock purchase plan.

Amounts included in net income from discontinued operations for the Toy business segment for the three months ended March 31 are as follows:

THREE MONTHS ENDED MARCH 31,                  1997              1996
----------------------------                  ----              ----
Net sales                                $ 26,452,000      $26,315,000
(Loss) income before taxes                   (677,000)       1,067,000
(Benefit) provision for income taxes         (418,000)         386,000
                                         ------------      -----------
Net (loss) income                        $   (259,000)     $   681,000
                                         ============      ===========

ITEM 2.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

The Company's net sales for the three months ended March 31, 1997 were $62,071,000 compared to $56,566,000 for the three months ended March 31, 1996. This represents an increase of $5,505,000 or 9.7%. This increase in net sales reflects the continuing positive customer response to the Company's gift product line.

Cost of sales were 44.2% of net sales for the three months ended March 31, 1997 compared to 46.3% for the same period in 1996. The decrease primarily reflects lower product costs achieved through the expansion of sourcing within the Peoples Republic of China.

Selling, general and administrative expense was $25,400,000 or 40.9% of net sales for the three months ended March 31, 1997 compared to $24,572,000 or 43.4% of net sales for the three months ended March 31, 1996. As a percent of net sales, the decrease in selling, general and administrative expense can be attributed to fixed costs as they relate to the increase in net sales. Included in the selling, general and administrative expense for the three months ended March 31, 1996 is a provision of $900,000 related to costs associated with closing certain of the Company's retail stores. Excluding this provision, selling, general and administrative expense increased $1,728,000 or 7.3% when compared to the prior year. This increase can be attributed to the increase in expenses required to support the higher sales levels and in particular the costs associated with the expansion of the salesforce.

Investment and other income of $652,000 for three months ended March 31, 1997 compares to $5,228,000 for the three months ended March 31, 1996. Included in the results for the three months ended March 31, 1996 is a gain of approximately $4,800,000 before tax related to the sale of the Company's Papel/Freelance, Inc. subsidiary.

The provision for income taxes as a percent of income before taxes for the three months ended March 31, 1997 was 34.4% compared to 37.3% in the same period in the prior year. This decrease can be primarily attributed to lower tax provisions related to certain foreign subsidiaries during the three months ended March 31, 1997.

Net income from continuing operations for the three months ended March 31, 1997 of $6,471,000 compares to net income from continuing operations of $6,915,000 for the same period last year. Included in the results for the three months ended March 31, 1996 is the gain on the sale of the Company's subsidiary Papel/Freelance, Inc., of $3,000,000 after tax. Excluding this gain, net income from continuing operations has increased $2,556,000 or 65.2%.

DISCONTINUED OPERATIONS/SUBSEQUENT EVENT

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. for a purchase price of $166,650,000, subject to adjustment based on the net tangible value of the assets sold on the day of closing. These two subsidiaries represented the Company's Toy business segment. The operating results of the Toy business segment have been classified as discontinued operations and the financial statements have been restated to reflect this presentation.

As of March 31, 1997, total net assets of discontinued operations amounted to $77,676,000. The sale transaction will result in a gain based on the net tangible value of the assets sold on the day of closing less costs associated with the transaction.

Net sales of the Company's discontinued operations amounted to $26,452,000 for the three months ended March 31, 1997 compared to $26,315,000 for the three months ended March 31, 1996. Net loss from discontinued operations for the three months ended March 31, 1997 of $259,000 compares to net income of $681,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash and cash equivalents of $60,738,000 compared to cash and cash equivalents of $52,257,000 at December 31, 1996.

Working capital requirements during the three months ended March 31, 1997 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The Company enters into forward exchange contracts and currency options, principally to hedge the currency risk associated with the purchase of inventory by certain foreign subsidiaries. Gains and losses are reported as a component of the related transaction. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

The Company intends to use the proceeds of the sale of the toy companies to pursue acquisitions of companies within the gift industry and for general corporate purposes, including the repurchase of a portion of the Company's outstanding stock, pursuant to the previously announced stock purchase program.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SEE NOTE 4 TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) 10.113 Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto.


b) During the quarter ended March 31, 1997, no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     RUSS BERRIE AND COMPANY, INC.
                                              (Registrant)



   May 15, 1997                       By  /s/ Paul Cargotch
  ---------------                        ---------------------------------------
       Date                                  Paul Cargotch
                                             Executive Vice President,
                                             Chief Financial Officer, Assistant
                                             Secretary and Director

                                  EXHIBIT INDEX



EXHIBIT
NUMBER

10.113 Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto.