Form 10-Q
period 1997-06-30
RUSS BERRIE & CO INC
filed 1997-08-14
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

                                 (201) 337-9000
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                              OUTSTANDING AT JULY 22, 1997
         -----                              ----------------------------

Common stock, $.10 stated value                     21,885,123

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER
                                                                          ------
   Item 1.  Financial Statements


            Consolidated Balance Sheet as of June 30, 1997
            and December 31, 1996                                              3


            Consolidated Statement of Income for the three month
            and the six month periods ended June 30, 1997 and 1996             4


            Consolidated Statement of Cash Flows for the six month
            periods ended June 30, 1997 and 1996                               5

            Notes to Consolidated Financial Statements                   6 and 7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8 - 10


PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K                                  11


            Signatures                                                        12

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                             (UNAUDITED)
 ASSETS                                                 JUNE 30,    DECEMBER 31,
                                                          1997         1996
                                                        ---------    ---------
Current assets
  Cash and cash equivalents ........................    $ 134,082    $  52,257
  Short-term investments ...........................       63,493           --
  Accounts receivable, trade, less allowances;
    $2,515 in 1997 and $2,258 in 1996 ..............       44,820       49,355
  Inventories - net ................................       54,175       54,350
  Prepaid expenses and other current assets ........       12,501        2,558
  Deferred income taxes ............................       11,456        9,707
  Net current assets of discontinued operations ....           --       47,386
                                                        ---------    ---------

             TOTAL CURRENT ASSETS ..................      320,527      215,613

Property, plant and equipment - net ................       21,145       21,765
Other assets .......................................        9,143        2,948
Net assets of discontinued operations ..............           --       36,640
                                                        ---------    ---------

             TOTAL ASSETS ..........................    $ 350,815    $ 276,966
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable .................................    $   4,847    $   3,709
  Accrued expenses .................................       22,007       18,776
  Accrued income taxes .............................       29,725        5,755
                                                        ---------    ---------

             TOTAL CURRENT LIABILITIES .............       56,579       28,240

Commitments and contingencies

Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1997, 24,718,681
    shares; 1996, 24,333,952 shares ................        2,472        2,433
  Additional paid in capital .......................       48,643       43,280
  Retained earnings ................................      289,513      240,373
  Foreign currency translation adjustments .........         (472)         497
  Treasury stock, at cost (2,853,714 shares at June
    30, 1997 and 2,454,814 shares at
    December 31, 1996) .............................      (45,920)     (37,857)
                                                        ---------    ---------

             TOTAL SHAREHOLDERS' EQUITY ............      294,236      248,726
                                                        ---------    ---------

             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY ..................    $ 350,815    $ 276,966
                                                        =========    =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             (UNAUDITED)                (UNAUDITED)
                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                         1997          1996         1997          1996
                                                       ---------     ---------    ---------     ---------
Net sales .........................................    $  58,479     $  41,776    $ 120,550     $  98,342

Cost of sales .....................................       26,408        19,647       53,872        45,849
                                                       ---------     ---------    ---------     ---------

   GROSS PROFIT ...................................       32,071        22,129       66,678        52,493

Selling, general and administrative expense .......       26,616        20,943       52,016        45,515

Investment and other income-net ...................        1,476           595        2,128         5,823
                                                       ---------     ---------    ---------     ---------

   INCOME FROM CONTINUING OPERATIONS
     BEFORE TAXES .................................        6,931         1,781       16,790        12,801

Provision for income taxes on
     continuing operations ........................        2,143           637        5,531         4,742
                                                       ---------     ---------    ---------     ---------


   NET INCOME FROM CONTINUING OPERATIONS ..........        4,788         1,144       11,259         8,059

   NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS .       (1,065)          326       (1,324)        1,007

   GAIN FROM SALE OF DISCONTINUED OPERATIONS ......       46,700            --       46,700            --
                                                       ---------     ---------    ---------     ---------

   NET INCOME .....................................    $  50,423     $   1,470    $  56,635     $   9,066
                                                       =========     =========    =========     =========

NET INCOME (LOSS) PER SHARE:

   Continuing operations ..........................    $    0.22     $    0.05    $    0.51     $    0.37
   Discontinued operations ........................        (0.05)         0.02        (0.06)         0.05
   Gain from sale of discontinued operations ......         2.12            --         2.12            --
                                                       ---------     ---------    ---------     ---------
        Total .....................................    $    2.29     $    0.07    $    2.57     $    0.42
                                                       =========     =========    =========     =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                               (UNAUDITED)
                                                             SIX MONTHS ENDED
                                                                  JUNE 30,

                                                             1997          1996
                                                          ---------     ---------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income ...........................................    $  56,635     $   9,066
Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Net loss (income) - discontinued operations ......        1,324        (1,007)
 Depreciation ........................................        1,456         1,612
 Amortization of intangible assets ...................           75            78
 Provision for accounts receivable reserves ..........        1,067           558
 Gain on sale of subsidiary ..........................           --        (4,800)
 Gain from sale of discontinued operations ...........      (75,300)           --
 Gains from sale or disposal of fixed assets .........          139           (14)
 Changes in assets and liabilities, net of
    effect of acquisitions and dispositions:
        Accounts receivable ..........................        3,468         3,290
        Inventories ..................................          175         2,142
        Deferred income taxes ........................       (1,749)           --
        Prepaid expenses and other current assets ....       (9,943)         (116)
        Other assets .................................       (6,270)          360
        Accounts payable .............................        1,138          (301)
        Accrued expenses .............................        3,231        (3,819)
        Accrued income taxes .........................       23,970         2,104
                                                          ---------     ---------
          Total adjustments ..........................      (57,219)           87
                                                          ---------     ---------
             Net cash provided by (used in) continuing
               operating activities ..................         (584)        9,153

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in short-term investments ........      (63,493)           --
Proceeds from sale of fixed assets ...................          124           114
Capital expenditures .................................       (1,363)       (1,169)
Sale of subsidiary ...................................           --        18,858
Sale of discontinued operations ......................      147,097            --
                                                          ---------     ---------
             Net cash provided by (used in)
               investing activities ..................       82,365        17,803

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock .............................        5,402         2,081
Dividends ............................................       (7,495)       (6,491)
Treasury Stock .......................................       (8,063)           --
                                                          ---------     ---------
             Net cash provided by (used in)
               financing activities ..................      (10,156)       (4,410)

Effect of exchange rates .............................         (705)         (104)
Cash provided by
  discontinued operations ............................       10,905          (388)
                                                          ---------     ---------

Net increase in cash and cash equivalents ............       81,825        22,054

Cash and cash equivalents at beginning of year .......       52,257        35,802
                                                          ---------     ---------
Cash and cash equivalents at end of year .............    $ 134,082     $  57,856
                                                          =========     =========

CASH PAID DURING THE PERIOD FOR:

     Interest ........................................    $      69     $      69
     Income taxes ....................................    $   5,421     $   2,390

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

The transaction resulted in a gain of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax in the period ended June 30, 1997.


Investment and other income-net for the six months ended June 30, 1996 includes the gain on the sale of the Company's subsidiary Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax. An additional $2,000,000 before tax gain will be recognized contingent upon satisfaction of the terms of a transitional agreement.

Selling, general and administrative expense for the six months ended June 30, 1997 includes a provision of $1,500,000 before tax or $945,000 ($0.04 per share) after tax for costs associated with closing all remaining retail operations. Included in the results for the six months ended June 30, 1996 is a provision of $900,000 before tax or $575,000 ($0.03 per share) after tax for costs associated with closing certain of the Company's retail stores.

NOTE 2

The weighted average number of shares outstanding during the three and six month periods ended June 30, 1997 were 22,005,603 and 22,044,590, shares, respectively, compared to the three and six month periods ended June 30, 1996 of 21,670,935 and 21,628,476 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.

NOTE 3

Cash dividends of $3,722,827 ($0.17 per share) were paid on June 6, 1997 to shareholders of record of the Company's Common Stock on May 23, 1997. Cash dividends of $7,494,673 ($0.17 per share per quarter) were paid in the six month period ended June 30, 1997.

Cash dividends of $3,250,299 ($0.15 per share) were paid on June 5, 1996 to shareholders of record of the Company's Common Stock on May 20, 1996. Cash dividends of $6,490,964 ($0.15 per share per quarter) were paid in the six month period ended June 30, 1996.

NOTE 4 -  DISCONTINUED OPERATIONS


On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. for a purchase price of $166,650,000, subject to adjustment based on the net tangible value of the assets sold on the day of closing.

The sale transaction resulted in a gain on sale of discontinued operations for the six months ended June 30, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

The Company intends to use the proceeds of the sale to pursue acquisitions of companies within the gift industry and for general corporate purposes, including the repurchase of a portion of the Company's outstanding stock pursuant to the previously announced stock purchase program.

Amounts included in net (loss) income from discontinued operations for the Toy business segment for the three and six months ended June 30 are as follows:

THREE MONTHS ENDED JUNE 30,                          1997               1996
---------------------------                      ------------       ------------
Net sales                                        $ 12,162,000       $ 23,907,000

(Loss) income before taxes                         (1,806,000)           510,000
(Benefit) provision for income taxes                 (741,000)           184,000
                                                 ------------       ------------
Net (loss) income                                $ (1,065,000)      $    326,000
                                                 ============       ============


SIX MONTHS ENDED JUNE 30,                            1997               1996
-------------------------                        ------------       ------------
Net sales                                        $ 38,614,000       $ 50,222,000

(Loss) income before taxes                         (2,483,000)         1,577,000
(Benefit) provision for income taxes               (1,159,000)           570,000
                                                 ------------       ------------
Net (loss) income                                $ (1,324,000)      $  1,007,000
                                                 ============       ============

ITEM 2.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

The Company's net sales for the six months ended June 30, 1997 were $120,550,000 compared to $98,342,000 for the six months ended June 30, 1996. This represents an increase of $22,208,000 or 22.6%. This increase in net sales reflects the positive customer response to the Company's redesign of its gift product line focusing on coordinated in store product offerings.

Cost of sales were 44.7% of net sales for the six months ended June 30, 1997 compared to 46.6% for the same period in 1996. The decrease primarily reflects higher gross profit margins on sales of certain of the Company's product line concepts.

Selling, general and administrative expense was $52,016,000 or 43.1% of net sales for the six months ended June 30, 1997 compared to $45,515,000 or 46.3% of net sales for the six months ended June 30, 1996. As a percent of net sales, the decrease in selling, general and administrative expense can be attributed to fixed costs which were absorbed by the increase in net sales. Included in the selling, general and administrative expense for the six months ended June 30, 1997 is a provision of $1,500,000 for costs associated with closing all remaining retail operations. The six month period ended June 30, 1996 includes a provision of $900,000 related to costs associated with closing certain of the Company's retail stores. Excluding these provisions, selling, general and administrative expense increased $5,901,000 or 13.2% when compared to the prior year. This increase can be primarily attributed to the increase in expenses required to support the higher sales levels, in particular compensation and travel costs associated with the salesforce.

Investment and other income of $2,128,000 for the six months ended June 30, 1997 compares to $5,823,000 for the six months ended June 30, 1996. Included in the results for the six months ended June 30, 1996 is a gain of approximately $4,800,000 before tax related to the sale of the Company's Papel/Freelance, Inc. subsidiary. Excluding this gain, investment and other income increased $1,105,000 which can be primarily attributed to increased investment income relative to the Company's short-term investment portfolio resulting from higher investment balances as a result of the proceeds from the sale of the Toy business segment.

The provision for income taxes as a percent of income before taxes for the six months ended June 30, 1997 was 32.9% compared to 37.0% in the same period in the prior year. This decrease can be primarily attributed to lower tax provisions related to certain foreign subsidiaries during the six months ended June 30, 1997.

Net income from continuing operations for the six months ended June 30, 1997 of $11,259,000 compares to net income from continuing operations of $8,059,000 for the same period last year. Included in the results for the six months ended June 30, 1996 is the gain on the sale of the Company's subsidiary Papel/Freelance, Inc., of $3,000,000 after tax. Excluding this gain, net income from continuing operations increased $6,200,000 or 122.6%. This increase can be attributed to the increase in net sales, improved gross profit margins and increased investment income partially offset by the increase in selling, general and administrative expense.



RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997

The Company's net sales for the three months ended June 30, 1997 were $58,479,000 compared to $41,776,000 for the three months ended June 30, 1996. This represents an increase of $16,703,000 or 40.0%. This increase in net sales reflects the growing positive customer response to the Company's redesign of its gift product line focusing on coordinated in store product offerings.

Cost of sales were 45.2% of net sales for the three months ended June 30, 1997 compared to 47.0% for the same period in 1996. The decrease primarily reflects higher gross profit margins on sales of certain of the Company's product line concepts.

Selling, general and administrative expense was $26,616,000 or 45.5% of net sales for the three months ended June 30, 1997 compared to $20,943,000 or 50.1% of net sales for the three months ended June 30, 1996. As a percent of net sales, the decrease in selling, general and administrative expense can be attributed to fixed costs which were absorbed by the increase in net sales. Included in the selling, general and administrative expense for the three months ended June 30, 1997 is a provision of $1,500,000 for costs associated with closing all remaining retail operations. Excluding this provision, selling, general and administrative expense increased $4,173,000 or 19.9% when compared to the prior year. This increase can be primarily attributed to the increase in expenses required to support the higher sales levels, in particular compensation and travel costs associated with the salesforce.

Investment and other income of $1,476,000 for the three months ended June 30, 1997 compares to $595,000 for the three months ended June 30, 1996. This increase can be attributed to increased investment income relative to the Company's short-term investment portfolio resulting from higher investment balances.

The provision for income taxes as a percent of income before taxes for the three months ended June 30, 1997 was 30.9% compared to 35.8% in the same period in the prior year. This decrease can be primarily attributed to lower tax provisions related to certain foreign subsidiaries during the three months ended June 30, 1997.

Net income from continuing operations for the three months ended June 30, 1997 of $4,788,000 compares to net income from continuing operations of $1,144,000 for the same period last year. Net income from continuing operations has increased $3,644,000 or 318.5%. This increase can be attributed to the increase in net sales, improved gross profit margins and increased investment income partially offset by the increase in selling, general and administrative expense.

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

The sale transaction resulted in a gain of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax based on the net tangible value of the assets sold on the day of closing less costs associated with the transaction.

Net sales of the Company's discontinued operations for the three and six month periods ended June 30, 1997 were $12,162,000 and $38,614,000, respectively, compared to the three and six month periods ended June 30, 1996 of $23,907,000 and $50,222,000, respectively. Net loss from discontinued operations for the three and six month periods ended June 30, 1997 of $1,065,000 and $1,324,000, respectively, compares to net income of $326,000 and $1,007,000, respectively, for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and cash equivalents and short-term investments of $197,575,000 compared to cash and cash equivalents of $52,257,000 at December 31, 1996.

On May 2, 1997, the Company sold substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc. The sale resulted in an increase in cash and cash equivalents and short-term investments of $147,097,000, which represents the purchase price less costs associated with the transaction.

Working capital requirements during the six months ended June 30, 1997 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The Company enters into forward exchange contracts and currency options, principally to hedge the currency risk associated with the purchase of inventory by certain foreign subsidiaries. Gains and losses are reported as a component of the related transaction. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

The Company intends to use the proceeds of the sale of the toy companies to pursue acquisitions of companies within the gift industry and for general corporate purposes, including the repurchase of a portion of the Company's outstanding stock, pursuant to the previously announced stock purchase program. During the period ended June 30, 1997, the Company utilized $8,063,000 for the purchase of 398,900 shares of Company stock.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Documents filed as part of this Report.
    27.1 Financial Data Schedule.

b)  During the quarter ended June 30, 1997, no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    RUSS BERRIE AND COMPANY, INC.
                                            (Registrant)


August 14, 1997                    By  /s/ Paul Cargotch
---------------                        ----------------------------------
     Date                              Paul Cargotch
                                       Executive Vice President,
                                       Chief Financial Officer, Assistant
                                       Secretary and Director