Form 10-Q
period 1997-09-30
RUSS BERRIE & CO INC
filed 1997-11-12
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                               OUTSTANDING AT OCTOBER 14, 1997
             -----                               -------------------------------
Common stock, $.10 stated value                            22,039,280

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX


                                                                                 PAGE
PART I - FINANCIAL INFORMATION                                                  NUMBER
                                                                                ------
     Item 1.   Financial Statements


               Consolidated Balance Sheet as of September 30, 1997
               and December 31, 1996                                                  3


               Consolidated Statement of Income for the three month
               and the nine month periods ended September 30, 1997 and 1996           4


               Consolidated Statement of Cash Flows for the nine month
               periods ended September 30, 1997 and 1996                              5

               Notes to Consolidated Financial Statements                       6 and 7


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               8 - 10


PART II - OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                                      11


               Signatures                                                            12

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                         (UNAUDITED)
                                                              SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                             1997               1996
------                                                        -------------       ------------
Current assets
  Cash and cash equivalents .............................       $  94,217          $  52,257
  Marketable securities .................................          91,098                 --
  Accounts receivable, trade, less allowances;
     $2,245 in 1997 and $2,258 in 1996 ..................          76,917             49,355
  Inventories - net .....................................          49,030             54,350
  Prepaid expenses and other current assets .............           8,534              2,558
  Deferred income taxes .................................          11,456              9,707
  Net current assets of discontinued operations .........              --             47,386
                                                                ---------          ---------

             TOTAL CURRENT ASSETS .......................         331,252            215,613

Property, plant and equipment - net .....................          21,435             21,765
Other assets ............................................           9,435              2,948
Net assets of discontinued operations ...................              --             36,640
                                                                ---------          ---------

             TOTAL ASSETS ...............................       $ 362,122          $ 276,966
                                                                =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ......................................       $   6,613          $   3,709
  Accrued expenses ......................................          25,240             18,776
  Accrued income taxes ..................................          21,841              5,755
                                                                ---------          ---------

             TOTAL CURRENT LIABILITIES ..................          53,694             28,240

Commitments and contingencies

Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1997, 24,888,909
    shares; 1996, 24,333,952 shares .....................           2,489              2,433
  Additional paid in capital ............................          51,098             43,280
  Retained earnings .....................................         301,814            240,373
  Foreign currency translation adjustments ..............          (1,053)               497
  Treasury stock, at cost (2,853,714 shares at
    September 30, 1997 and 2,454,814 shares at
    December 31, 1996) ..................................         (45,920)           (37,857)
                                                                ---------          ---------

             TOTAL SHAREHOLDERS' EQUITY .................         308,428            248,726
                                                                ---------          ---------

             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY .......................       $ 362,122          $ 276,966
                                                                =========          =========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                 (UNAUDITED)               (UNAUDITED)
                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                              1997        1996         1997          1996
                                                              ----        ----         ----          ----
Net sales .............................................     $87,530     $67,906      $208,080      $166,248

Cost of sales .........................................      37,475      30,327        91,347        76,176
                                                            -------     -------      --------      --------

   GROSS PROFIT .......................................      50,055      37,579       116,733        90,072

Selling, general and administrative expense ...........      28,233      22,000        80,249        67,515

Investment and other income-net .......................       2,208       5,106         4,336        10,929
                                                            -------     -------      --------      --------

   INCOME FROM CONTINUING OPERATIONS
     BEFORE TAXES .....................................      24,030      20,685        40,820        33,486

Provision for income taxes on
  continuing operations ...............................       7,989       7,170        13,520        11,912
                                                            -------     -------      --------      --------


   NET INCOME FROM CONTINUING OPERATIONS ..............      16,041      13,515        27,300        21,574

   NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS .....          --       2,723        (1,324)        3,730

   GAIN FROM SALE OF DISCONTINUED OPERATIONS ..........          --          --        46,700            --
                                                            -------     -------      --------      --------


   NET INCOME .........................................     $16,041     $16,238      $ 72,676      $ 25,304
                                                            =======     =======      ========      ========



NET INCOME (LOSS) PER SHARE:

   Continuing operations ..............................     $  0.73     $  0.62      $   1.24      $   0.99
   Discontinued operations ............................          --        0.13         (0.06)         0.18
   Gain from sale of discontinued operations ..........          --          --          2.12            --
                                                            -------     -------      --------      --------
        Total .........................................     $  0.73     $  0.75      $   3.30      $   1.17
                                                            =======     =======      ========      ========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:                  1997          1996
                                                                  ----          ----
Net income ...............................................     $  72,676      $ 25,304
Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
 Net loss (income) - discontinued operations .............         1,324        (3,730)
 Depreciation ............................................         2,154         2,369
 Amortization of intangible assets .......................           112           116
 Provision for accounts receivable reserves ..............         1,787           999
 Gain from sale of subsidiary ............................            --        (4,800)
 Gain from sale of discontinued operations ...............       (75,300)           --
 Gain or loss from sale or disposal of fixed assets ......           346          (101)
 Changes in assets and liabilities, net of
      effect of acquisitions and dispositions:
        Accounts receivable ..............................       (29,349)      (21,524)
        Inventories ......................................         5,320         4,605
        Deferred income taxes ............................        (1,749)           --
        Prepaid expenses and other current assets ........        (5,976)          356
        Other assets .....................................        (6,599)          229
        Accounts payable .................................         2,904         1,138
        Accrued expenses .................................         6,464        (5,206)
        Accrued income taxes .............................        16,086        10,013
                                                               ---------      --------
          Total adjustments ..............................       (82,476)      (15,536)
                                                               ---------      --------
             Net cash (used in) provided by continuing
               operating activities ......................        (9,800)        9,768

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities ........................       (91,098)           --
Proceeds from sale of fixed assets .......................           162           176
Capital expenditures .....................................        (2,795)       (1,422)
Sale of subsidiary .......................................            --        18,325
Sale of discontinued operations ..........................       147,097            --
                                                               ---------      --------
             Net cash provided by
               investing activities ......................        53,366        17,079

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock .................................         7,874         2,363
Dividends ................................................       (11,235)       (9,750)
Treasury stock ...........................................        (8,063)           --
                                                               ---------      --------
             Net cash (used in)
               financing activities ......................       (11,424)       (7,387)

Effect of exchange rates .................................        (1,087)          114
Cash provided by
  discontinued operations ................................        10,905       (10,119)
                                                               ---------      --------

Net increase in cash and cash equivalents ................        41,960         9,455

Cash and cash equivalents at beginning of year ...........        52,257        35,802
                                                               ---------      --------
Cash and cash equivalents at end of year .................     $  94,217      $ 45,257
                                                               =========      ========

CASH PAID DURING THE PERIOD FOR:

     Interest ............................................     $     105      $     98
     Income taxes ........................................     $  21,294      $  4,017

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

The sale transaction resulted in a gain on sale of discontinued operations for the nine months ended September 30, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

Investment and other income-net for the nine months ended September 30, 1996 includes the gain on the sale of the Company's subsidiary Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax. An additional $2,000,000 before tax gain will be recognized contingent upon satisfaction of the terms of a transitional agreement. Also included in investments and other income - net for the three and nine month periods ended September 30, 1996 is the reversal of a litigation provision of $4,450,000 pretax or $2,800,000 ($0.13 per share) after tax. This reversal was due to a settlement of certain litigation for less than what was provided in 1992.

Selling, general and administrative expense for the nine months ended September 30, 1997 includes a provision of $1,500,000 before tax or $945,000 ($0.04 per share) after tax for costs associated with closing all remaining retail operations. Included in the results for the nine months ended September 30, 1996 is a provision of $900,000 before tax or $575,000 ($0.03 per share) after tax for costs associated with closing certain of the Company's retail stores.

NOTE 2

The weighted average number of shares outstanding during the three and nine month periods ended September 30, 1997 were 21,958,751 and 22,015,662, shares, respectively, compared to the three and nine month periods ended September 30, 1996 of 21,730,688 and 21,662,795 shares, respectively. Employee stock option plans did not have a material dilutive effect on the earnings per share calculation.

NOTE 3

Cash dividends of $3,740,433 ($0.17 per share) were paid on September 5, 1997 to shareholders of record of the Company's Common Stock on August 22, 1997. Cash dividends of $11,235,106 ($0.17 per share per quarter) were paid in the nine month period ended September 30, 1997.

Cash dividends of $3,259,356 ($0.15 per share) were paid on September 11, 1996 to shareholders of record of the Company's Common Stock on August 21, 1996. Cash dividends of $9,750,320 ($0.15 per share per quarter) were paid in the nine month period ended September 30, 1996.

NOTE 4 -  DISCONTINUED OPERATIONS

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. for a purchase price of $166,650,000, subject to adjustment based on the net tangible value of the assets sold on the day of closing.

The sale transaction resulted in a gain on sale of discontinued operations for the nine months ended September 30, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

The Company intends to use the proceeds of the sale to pursue acquisitions of companies within the gift industry and for general corporate purposes.

Amounts included in net (loss) income from discontinued operations for the Toy business segment for the three and nine months ended September 30 are as follows:

THREE MONTHS ENDED SEPTEMBER 30,                     1997               1996
--------------------------------                     ----               ----
Net sales                                        $         --        $49,471,000

Income before taxes                                        --          4,268,000
Provision for income taxes                                 --          1,545,000
                                                 ------------        -----------
Net income                                       $         --        $ 2,723,000
                                                 ============        ===========


NINE MONTHS ENDED SEPTEMBER 30,                      1997               1996
--------------------------------                     ----               ----
Net sales                                        $ 38,614,000        $99,693,000

(Loss) income before taxes                         (2,483,000)         5,845,000
(Benefit) provision for income taxes               (1,159,000)         2,115,000
                                                 ------------        -----------
Net (loss) income                                $ (1,324,000)       $ 3,730,000
                                                 ============        ===========

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS


RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company's net sales for the nine months ended September 30, 1997 were $208,080,000 compared to $166,248,000 for the nine months ended September 30, 1996. This represents an increase of $41,832,000 or 25.2%. This increase in net sales reflects the positive customer response to the Company's redesign of its gift product line focusing on coordinated themes of product offerings.

Cost of sales were 43.9% of net sales for the nine months ended September 30, 1997 compared to 45.8% for the same period in 1996. The decrease primarily reflects higher gross profit margins on sales of certain of the Company's product lines.

Selling, general and administrative expense was $80,249,000 or 38.6% of net sales for the nine months ended September 30, 1997 compared to $67,515,000 or 40.6% of net sales for the nine months ended September 30, 1996. As a percent of net sales, the decrease in selling, general and administrative expense can be attributed to fixed costs which were absorbed by the increase in net sales. Included in the selling, general and administrative expense for the nine months ended September 30, 1997 is a provision of $1,500,000 for costs associated with closing all remaining retail operations. The nine month period ended September 30, 1996 includes a provision of $900,000 related to costs associated with closing certain of the Company's retail stores. Excluding these provisions, selling, general and administrative expense increased $12,134,000 or 18.2% when compared to the prior year. This increase can be primarily attributed to the increase in expenses required to support the higher sales levels, in particular compensation and travel costs associated with the salesforce.

Investment and other income of $4,336,000 for the nine months ended September 30, 1997 compares to $10,929,000 for the nine months ended September 30, 1996. Included in the results for the nine months ended September 30, 1996 is a gain of approximately $4,800,000 before tax related to the sale of the Company's Papel/Freelance, Inc. subsidiary and a reversal of a litigation provision of $4,450,000 before tax. Excluding the gain and the litigation reversal, investment and other income increased $2,657,000 which can be primarily attributed to increased investment income relative to the Company's investment portfolio resulting from higher investment balances as a result of the proceeds from the sale of the Toy business segment.

The provision for income taxes as a percent of income before taxes for the nine months ended September 30, 1997 was 33.1% compared to 35.6% in the same period in the prior year. This decrease can be primarily attributed to lower tax provisions related to certain foreign subsidiaries during the nine months ended September 30, 1997.

Net income from continuing operations for the nine months ended September 30, 1997 of $27,300,000 compares to net income from continuing operations of $21,574,000 for the same period last year. Included in the results for the nine months ended September 30, 1996 is the gain on the sale of the Company's subsidiary Papel/Freelance, Inc., of $3,000,000 after tax and the reversal of a litigation provision of $2,800,000 after tax. Excluding the gain and the litigation reversal, net income from continuing operations increased $11,526,000 or 73.1%. This increase can be attributed to the increase in net sales, improved gross profit margins and increased investment income partially offset by the increase in selling, general and administrative expense.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company's net sales for the three months ended September 30, 1997 were $87,530,000 compared to $67,906,000 for the three months ended September 30, 1996. This represents an increase of $19,624,000 or 28.9%. This increase in net sales reflects the positive customer response to the Company's redesign of its gift product line focusing on coordinated themes of product offerings.

Cost of sales were 42.8% of net sales for the three months ended September 30, 1997 compared to 44.7% for the same period in 1996. The decrease primarily reflects higher gross profit margins on sales of certain of the Company's product lines.

Selling, general and administrative expense was $28,233,000 or 32.3% of net sales for the three months ended September 30, 1997 compared to $22,000,000 or 32.4% of net sales for the three months ended September 30, 1996. The increase in selling, general and administrative expense can be primarily attributed to the increase in expenses required to support the higher sales levels, in particular compensation and travel costs associated with the salesforce.

Investment and other income of $2,208,000 for the three months ended September 30, 1997 compares to $5,106,000 for the three months ended September 30, 1996. Included in the results for the three months ended September 30, 1996 is a reversal of a litigation provision of $4,450,000 before tax. Excluding the litigation reversal, investment and other income increased $1,552,000 which can be attributed to increased investment income relative to the Company's investment portfolio resulting from higher investment balances.

The provision for income taxes as a percent of income before taxes for the three months ended September 30, 1997 was 33.2% compared to 34.7% in the same period in the prior year. This decrease can be primarily attributed to lower tax provisions related to certain foreign subsidiaries during the three months ended September 30, 1997.

Net income from continuing operations for the three months ended September 30, 1997 of $16,041,000 compares to net income from continuing operations of $13,515,000 for the same period last year. Included in net income from continuing operations for the three months ended September 30, 1996 is the reversal of a litigation provision of $2,800,000 or $0.13 per share after tax. Excluding the litigation reversal, net income from continuing operations increased $5,326,000 or 49.7%. This increase can be attributed to the increase in net sales, improved gross profit margins and increased investment income partially offset by the increase in selling, general and administrative expense.

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

Net sales of the Company's discontinued operations for the nine month period ended September 30, 1997 were $38,614,000, compared to the $99,693,000 for the nine month period ended September 30, 1996. Net loss from discontinued operations for the nine month period ended September 30, 1997 of $1,324,000, compares to net income of $3,730,000, for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and cash equivalents and marketable securities of $185,315,000 compared to cash and cash equivalents of $52,257,000 at December 31, 1996.

On May 2, 1997, the Company sold substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc. The sale resulted in an increase in cash and cash equivalents and marketable securities of $147,097,000, which represents the purchase price less costs associated with the transaction.

Working capital requirements during the nine months ended September 30, 1997 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The Company enters into forward exchange contracts and currency options, principally to hedge the currency risk associated with the purchase of inventory by certain foreign subsidiaries. Gains and losses are reported as a component of the related transaction. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

The Company intends to use the proceeds of the sale of the toy companies to pursue acquisitions of companies within the gift industry and for general corporate purposes.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Documents filed as part of this Report.

    27.1    Financial Data Schedule.

b) On August 21, 1997 the Company filed a report on Form 8-K to report a change in registrant's certifying accountant.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        RUSS BERRIE AND COMPANY, INC.
                                        -----------------------------
                                                 (Registrant)



November 12, 1997                       By  /s/ Paul Cargotch
------------------                        --------------------------------------
       Date                                   Paul Cargotch
                                              Executive Vice President,
                                              Chief Financial Officer, Assistant
                                              Secretary and Director