Form 10-K
period 1997-12-31
RUSS BERRIE & CO INC
filed 1998-03-30
CIK 739878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to

Commission file number                          1-8681
                      ----------------------------------------------------------

                          RUSS BERRIE AND COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                    22-1815337
----------------------------------       ---------------------------------------
(State of or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

        111 Bauer Drive, Oakland, New Jersey       07436
--------------------------------------------------------------------------------
       (Address of principal executive offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (201) 337-9000

Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of each exchange
      Title of each Class                                on which registered
      -------------------                                -------------------

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

Approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1998 was $314,509,167.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 18, 1998, was as follows:

                     Class                           Number of Shares
                --------------                       ----------------
        Common Stock, $0.10 stated value                22,212,571


                       Documents Incorporated by Reference

Certain portions of the Registrant's Proxy Statement dated March 13, 1998, relating to registrant's Annual Meeting of Shareholders to be held on April 22, 1998 (the "1998 Proxy Statement"), are incorporated by reference into Part III of this report.

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

The Company had operated two business segments; gift and toy through May of 1997. The gift business segment represents the Company's continuing line of operations which principally markets a line of products under the trade name RUSS(R). The toy business segment represented the Company's subsidiaries Cap Toys, Inc. and OddzOn Products, Inc.

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. These two subsidiaries represented the Company's Toy business segment. Accordingly, the Toy business segment is reported as discontinued operations.

CONTINUING OPERATIONS

The Company designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and countries throughout the world.

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

The Company maintains a direct salesforce and distribution network to serve its customers in the United States, Europe and Canada. Where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold worldwide through distributors. See note 16 of the Notes to Consolidated Financial Statements for more information regarding geographic information.

      PRODUCTS

The Company's product line of more than 6,000 items (including distinctive variations on basic product designs) are marketed under the trade name and trademark RUSS(R). This extensive line encompasses both seasonal and everyday products that focus on theme or concept groupings. Products include stuffed animals, picture frames, candles, figurines and home decor gifts based on current fashions and trends. The Company maintains product depth in categories such as Birthday, Anniversaries, Over-The-Hill, Fun 'N Games, Gifted Moments, Inspirational Gifts, Lifestyles, Home Styles, Gentlemen's Gifts, Collectibles and Baby Products. Extensive seasonal lines include products for all the major holidays. In addition, the Company's Bright of America, Inc. subsidiary principally markets placemats and candles as well as aromatic products such as potpourri and incense through Scentex(R), a new division of Bright of America, Inc., directly to mass merchandisers.

Most of the Company's products have suggested retail prices between $1 and $30. Product sales are highly diverse and as such, no single gift item represented more than 2% of sales within the gift segment in 1997.

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

The Company has approximately 165 employees responsible for product development and design located in the United States and in the Far East. Generally, a new design is brought to market in less than nine months after a decision is made to produce the product. Sales of the Company's products are, in large part, dependent on the Company's ability to identify and react quickly to changing consumer preferences and to utilize its sales and distribution systems to bring new products to market.

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

Substantially all of the Company's products are produced by independent manufacturers, generally in the Far East, under the supervision of Company personnel. During 1997, approximately 94% of the Company's products were produced in the Far East, and 6% in the United States. The dollar amount of purchases in the United States predominantly represent domestically produced displays and printed materials such as cards and calendars.

The Company utilizes approximately 140 manufacturers in the Far East, primarily in the People's Republic of China, Taiwan, Korea, Indonesia, Philippines and Thailand. During 1997, approximately 71% of the Company's dollar volume of purchases was attributable to manufacturing in the People's Republic of China. Legislation has been proposed from time to time that would revoke the most-favored nation status (which is a designation determined annually by the President of the United States, subject to possible override by Congress) of the People's Republic of China. Such a revocation would cause import duties to increase or become applicable to products imported by the Company from the People's Republic of China.

A significant portion of the Company's staff of approximately 300 employees in Hong Kong, Taiwan, Korea and the cities of Shenzhen and Qingdao in the People's Republic of China monitor the production process with responsibility for the quality, safety and prompt delivery of Company products. Members of the Company's Far East staff make frequent visits to the manufacturers for which they are responsible. Many of the Company's manufacturers are small operations, some selling exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company's products and the loss of any one manufacturer would not significantly affect the operations of the Company. In 1997, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 11% of such purchases and the five largest suppliers accounted for approximately 29% in the aggregate.

      MARKETING

The Company's products are marketed primarily through its own direct salesforce of more than 530 full-time employees. Products are sold directly to retail stores in the United States and in certain foreign countries, including gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores and military post exchanges. During 1997, the Company sold gift products to more than 60,000 customers. No single gift customer accounted for more than 2% of gift dollar sales.

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

The Company's general terms of sale are believed to be competitive in the gift industry. The Company provides extended payment terms to customers, which does not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasons. The Company has a general policy that all sales are final and does not sell on consignment.

During the year ended December 31, 1998, the Company will be creating a division called Russ Baby to market through a separate direct saleforce the Company's line of Baby gift products.

The Company maintains a direct salesforce and distribution network to serve its customers in Great Britain, Holland, Belgium, Ireland, Spain, Germany and Canada. The Company's products are sold worldwide, through distributors, where the Company does not maintain a direct salesforce and distribution network. The Company's foreign sales, including export sales from the United States, aggregated $73,366,000, $66,840,000 and $59,000,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      DISTRIBUTION

The Company has customers located in the United States and throughout the world. In order to serve them quickly and effectively, the Company maintains U.S. distribution centers in South Brunswick, New Jersey and Petaluma, California which receive products directly from suppliers and then distribute such products to the Company's customers. The Company also maintains a facility in the Toronto, Canada area for its Canadian customers and facilities in Southampton, England to serve its customers in Europe. The Company generally uses common carriers to distribute to its customers.

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

During 1997, gift items specially designed for individual seasons accounted for approximately 46% of the Company's sales; no individual season accounted for more than 18% of the Company's sales.

The following table sets forth the Company's quarterly sales during 1997, 1996 and 1995.

                                 QUARTERLY SALES
                                  (In Millions)

                             1997            1996            1995
                         ------------    ------------    ------------
  Quarter Ended .......   Sales    %      Sales    %      Sales    %
-----------------------  ------  ----    ------  ----    ------  ----
March 31 ..............  $ 62.1  22.9    $ 56.5  25.0    $ 56.2  26.3

June 30 ...............  $ 58.5  21.6    $ 41.8  18.5    $ 40.7  19.0

September 30 ..........  $ 87.5  32.2    $ 67.9  30.0    $ 67.0  31.3

December 31 ...........  $ 63.2  23.3    $ 60.0  26.5    $ 50.0  23.4

The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher sales volume. In 1996, due to the earlier consumer selling season, the Company shipped orders for Easter 1997 in the quarter ended December 31, 1996 as well as during the quarter ended March 31, 1997.

      BACKLOG

It is characteristic of the Company's business that orders for seasonal merchandise are taken in advance of shipment. The Company's backlog at December 31, 1997 and December 31, 1996 was $29,097,000 and $21,616,000, respectively.

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

      EMPLOYEES

As of December 31, 1997, the Company employed approximately 1,550 persons. The Company considers its employee relations to be good; substantially all of the Company's employees are not covered by a collective bargaining agreement. The Company's policy is to require that its management, sales and product development and design personnel enter into confidentiality agreements and, in the case of management and sales personnel, non-competition agreements (subject to certain territorial limitations in the case of salespersons) which restrict their ability to compete with the Company for a period of six months after termination of their employment.

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

DISCONTINUED OPERATIONS

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. These two subsidiaries represented the Company's Toy business segment. The operating results of the Toy business segment have been classified as discontinued operations, and the financial statements have been restated to reflect this presentation.

The sale transaction resulted in a gain on the sale of discontinued operations in the year ended December 31, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

Net sales of the Company's discontinued operations for the years ended December 31, 1997, 1996 and 1995 amounted to $38,614,000, $151,380,000 and $134,556,000, respectively.

ITEM 2. PROPERTIES

The Company's continuing operations principal facilities consist of its corporate offices in Oakland, New Jersey, and distribution centers in South Brunswick, New Jersey; and Petaluma, California. In May of 1997, the Company closed its Reynoldsburg, Ohio distribution center and moved the operations to its South Brunswick, New Jersey facility. The Company believes greater efficiencies can be achieved while maintaining a high level of service to its customers. Additionally, office and distribution facilities are located in Southampton, England and in the Toronto, Canada area. The Company owns the facility used by Bright of America, Inc. in Summersville, West Virginia, one of its facilities in Southampton, England and most of the office space it uses in Hong Kong. The Company leases its other facilities. The facilities of the Company are maintained in good operating condition, are adequate for the Company's purposes and are generally fully utilized, other than those that were closed as part of a restructuring of the Company's distribution system.

The Company's subsidiary, Amram's Distributing, Ltd. has purchased land, located in Brampton, Ontario, Canada, for the purpose of building a new office and distribution facility. Construction of the new facility is expected to be completed in the fourth quarter of 1998.

           THE COMPANY'S CURRENT PRINCIPAL FACILITIES ARE AS FOLLOWS:

                                                          Lease Expiration
          Location - Domestic               Sq. Ft. Area  (if applicable) (1)
          --------------------              ------------  -------------------
Petaluma, California (2)(3)................   234,200     June 30, 2004
Oakland, New Jersey (2)(4).................   120,000     April 1, 2004
South Brunswick, New Jersey (2)(3).........   513,680     May 31, 1999
Summersville, West Virginia (5)(6).........   156,000     Not Applicable-
                                                          Owned by the Company

                                                          Lease Expiration
          Location - Foreign                Sq. Ft. Area  (if applicable)(1)
          -------------------               ------------  ------------------
Chandlers Ford, England (5)................    10,846     December 24, 2014
Southampton, England (6)...................    61,000     March 25, 2003
Southampton, England (6)...................    75,500     Not applicable -
                                                          Owned by the Company
Rexdale, Ontario, Canada (5)(6)............    76,290     May 31, 2002
Hong Kong (5)..............................    25,630     Not applicable -
                                                          Owned by the Company

(1) Not including renewal options.

(2) Properties owned directly or indirectly by Russell Berrie or members of his immediate family. See ITEM 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(3) Regional distribution center.

(4) Corporate headquarters.

(5) Subsidiary (or division) headquarters.

(6) Subsidiary (or division) distribution center.

The Company's Lakeland, Florida facility was closed as part of restructuring of the Company's distribution system that took place prior to the year ended December 31, 1994. This facility has been partially subleased and the lease term expires on February 28, 1998.

The Company operates showroom facilities in Oakland, New Jersey; Los Angeles and San Francisco, California; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Seattle, Washington; Montreal, Vancouver and Toronto, Canada; Brussels, Belgium; Utrecht, Holland; and Kowloon, Hong Kong. Certain showrooms are located within the facilities listed above, others are leased with remaining lease terms at these facilities ranging between one and six years.

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

                              --------------------

Factors That May Affect Future Results and Financial Condition

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.

      NAME                  AGE            POSITION WITH THE COMPANY
-------------------------   ---   ----------------------------------------------
Russell Berrie ..........    65   Chairman of the Board, Chief Executive
                                  Officer and Director

Arnold S. Bloom .........    55   Vice President, Secretary and General Counsel

Paul Cargotch ...........    53   Executive Vice President, Chief Financial
                                  Officer, Assistant Secretary and Director*

Ricky Chan ..............    45   Senior Vice President - Product Development
                                  and Executive Vice President-Far East
                                  Operations

Chris Collins ...........    35   Vice President-Sales

Maureen A. Flotard ......    38   Vice President - Business Development

Daniel J. Kochenash .....    39   Vice President - Corporate Operations

Y.B. Lee ................    52   Senior Vice President - Far East and President
                                  of Far East Operations

Eric R. Lohwasser .......    42   Vice President - Finance**

Guy M. Lombardo .........    53   Vice President and General Manager/East
                                  Operations

Ron Miller ..............    38   Vice President - National Accounts

James O'Reardon .........    54   Vice President - Administration

Lloyd Winkler ...........    49   Vice President of Marketing - Russ Baby

Dror Zoreff .............    52   Vice President - International Operations


* Mr. Paul Cargotch, Executive Vice President and Chief Financial Officer of the Company, and a Director, has resigned effective April 17, 1998. He will not stand for re-election to the Board of Directors of the Company.

** Mr. Eric R. Lohwasser has also been elected Chief Financial Officer of the
   Company effective April 17, 1998.

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

Maureen A. Flotard has been employed as Vice President of Business Development since January 1998. Ms. Flotard was Corporate Controller since July 1996 and prior thereto was Director of Financial Planning for more than the past five years.

Daniel J. Kochenash has been employed by the Company as Vice President of Corporate Operations since January 1998. Prior to that, Mr. Kochenash was Director of Operations since June 1994. Prior to joining the Company, Mr. Kochenash was Director of Distribution at Simon & Schuster, Inc. since 1990.

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

Guy M. Lombardo has been employed by the Company as Vice President and General Manager/East Operations since November 1997. Prior to that, Mr. Lombardo was Vice President - Management Information Systems for more than the past five years.

Ron Miller has been employed as Vice President of National Accounts since March 1998. Prior thereto, Mr. Miller held various managerial positions within the Company's salesforce for more than the past five years.

Jim O'Reardon has been employed by the Company as Vice President of Administration since September 1997. Prior to that, Mr. O'Reardon was Director of Administration/ Internal Audit for more than the past five years.

Lloyd Winkler has been employed as Vice President of the Russ Baby Division since March 1998. Prior to joining the Company, Mr. Winkler was President of the Halsey Collection, which was a ladies apparel import company, since 1992.

Dror Zoreff has been employed as Vice President of International Operations since March 1998. Prior to joining the Company, Mr. Zoreff was the Executive Vice President at the College of Judea & Samaria since 1989.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

At December 31, 1997, the Company's Common Stock was held by approximately 549 shareholders of record. The Company's Common Stock has been traded on the New York Stock Exchange since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

                                             HIGH           LOW
1997                                         ----           ---
----
First Quarter.....................        $ 24 1/2      $ 17 5/8
Second Quarter....................          23 7/8        18 7/8
Third Quarter.....................          30 3/4        21 1/4
Fourth Quarter....................          31 9/16       24 5/8

1996
----
First Quarter.....................        $ 17 5/8      $ 12 3/4
Second Quarter....................          18 3/8        14 3/4
Third Quarter.....................          18 1/4        14 3/4
Fourth Quarter....................          19 1/2        15 3/4

The Board of Directors declared its first dividend to holders of the Company's Common Stock in November, 1986. Since then, a cash dividend has been paid quarterly. The current quarterly rate is $.19 per share, effective February 1998. Prior to that the quarterly rate was $.17 per share since February 1997 and $.15 per share since February 1993. The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its sole discretion.

ITEM 6. SELECTED FINANCIAL DATA

                                                     YEARS ENDED DECEMBER 31,
                                          (Dollars in Thousands, Except Per Share Data)

                                       1997        1996      1995       1994        1993
                                     --------    --------  --------   --------    --------
SUMMARY OF OPERATIONS
Net Sales                            $271,336    $226,243  $213,918   $187,387    $266,458

Cost of Sales                         119,769     105,018   101,059     93,127     118,300

Income (Loss) from Continuing
  Operations Before
  Income Taxes*                        53,664      42,555    11,407     (5,157)     16,596

Provision (Benefit) for
  Income Taxes on
  Continuing Operations                16,399      15,856     3,933     (2,254)      4,049

Net Income (Loss) from
  Continuing Operations                37,265      26,699     7,474     (2,903)     12,547

Net (Loss) Income from
  Discontinued Operations              (1,324)      4,978     9,066      8,230         635

Gain on Sale of Discontinued
  Operations, Net of Taxes**           46,700           -         -          -           -

Net Income                             82,641      31,677    16,540      5,327      13,182

Net Income (Loss) Per Share
  Continuing Operations
       Basic.......................      1.69        1.23       .35       (.14)        .58
       Diluted.....................      1.67        1.22       .35       (.13)        .58
  Discontinued Operations
       Basic.......................      (.06)        .23       .42        .39         .03
       Diluted.....................      (.06)        .23       .42        .38         .03
  Gain on Sale of Discontinued
    Operations
       Basic.......................      2.12           -         -          -           -
       Diluted.....................      2.08           -         -          -           -
                                       -------     -------   -------   --------    -------
  Total
       Basic.......................      3.75        1.46       .77        .25         .61
       Diluted.....................      3.69        1.45       .77        .25         .61

Dividends Per Share                       .68         .60       .60        .60         .60

BALANCE SHEET

Working Capital                      $286,358    $187,373  $158,462   $152,455    $178,001
Property, Plant and Equipment          21,287      21,765    23,464     24,319      27,741
Total Assets                          353,445     276,966   251,397    242,151     255,884
Shareholders' Equity                  316,786     248,726   222,996    218,388     224,034

STATISTICAL

Current Ratio                             8.8         7.6       6.6        7.4         6.6
Return on Average
  Shareholders' Equity                   29.2%       13.4%      7.5%       2.4%        5.7%
Net Profit Margin                        13.7%       11.8%      3.5%      (1.5%)       4.7%
Number of Employees                     1,554       1,580     1,752      1,772       2,089

* 1996 includes the gain on sale of Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax and a reversal of a litigation provision of $4,450,000 before tax or $2,800,000 ($0.13 per share) after tax.

      1993 includes a restructuring charge of $5.0 million.

** 1997 includes the gain on sale of Cap Toys, Inc. and OddzOn Products, Inc. of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 RESULTS OF CONTINUING OPERATIONS - YEARS ENDED
                           DECEMBER 31, 1997 AND 1996

For the year ended December 31, 1997 the Company's net sales of $271,336,000 compares to net sales for the year ended December 31, 1996 of $226,243,000. This represents an increase of 19.9%. This increase in net sales reflects the positive customer response to the Company's redesign of its gift product line focusing on coordinated themes of product offerings.

Cost of sales were 44.1% of net sales in 1997 compared to 46.4% of net sales in 1996. The decrease primarily reflects higher gross profit margins on sales of certain of the Company's product line concepts during the year ended December 31, 1997.

Selling, general and administrative expense was $104,152,000 or 38.4% of net sales for the year ended December 31, 1997 compared to $89,827,000 or 39.7% of net sales in 1996, an increase of $14,325,000 or 15.9%. As a percent of net sales, the decrease in selling, general and administrative expense can be attributed to fixed costs which were absorbed by the increase in net sales. Included in the selling, general and administrative expense for the year ended December 31, 1997 is a provision of $1,500,000 for costs associated with closing all of the Company's remaining retail operations. The year ended December 31, 1996 includes a provision of $900,000 related to costs associated with closing certain of the Company's retail stores. Excluding these provisions, selling, general and administrative expense increased $13,725,000 or 15.4% when compared to the prior year. This increase can be primarily attributed to the increase in expenses required to support the higher sales levels, in particular compensation and travel costs associated with the salesforce.

Investment and other income of $6,249,000 for the year ended December 31, 1997 compares to $6,707,000 in 1996. Included in the results for the year ended December 31, 1996 is a gain of approximately $4,800,000 before tax related to the sale of the Company's Papel/Freelance, Inc. subsidiary. Excluding the gain, investment and other income increased $4,342,000 which can be primarily attributed to increased investment income relative to the Company's investment portfolio resulting from higher investment balances as a result of the proceeds from the sale of the Toy business segment.

The provision for income taxes as a percent of income before taxes for the year ended December 31, 1997 was 30.6% compared to 37.3% in the prior year. This decrease can be primarily attributed to decreases in tax liability on certain foreign subsidiary income during the year ended December 31, 1997 and an advance corporation tax refund relative to the Company's United Kingdom subsidiary.

Net income from continuing operations for the year ended December 31, 1997 of $37,265,000 compares to net income from continuing operations of $26,699,000 in 1996. Included in the results for the year ended December 31, 1996 is the gain on the sale of the Company's subsidiary Papel/Freelance, Inc., of $3,000,000 after tax and the reversal of a litigation provision of $2,800,000 after tax. Excluding the gain and the litigation reversal, net income from continuing operations increased $16,366,000 or 78.3%. This increase in net income can be attributed to the increase in net sales, improved gross profit margins, increased investment income and lower effective tax rate partially offset by the increase in selling, general and administrative expense.

The Company maintains a direct salesforce and distribution network to serve its customers in Europe and Canada. Product, sales and marketing strategies in these foreign operations are similar to those in the Company's domestic operations. Where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold worldwide through distributors. See
Note 16 of the Notes to Consolidated Financial Statements for more information regarding geographic information.

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

Net income from continuing operations for the year ended December 31, 1996 of $26,699,000 compares to net income from continuing operations of $7,474,000 in 1995. This increase in net income can be attributed to the increase in net sales, the decrease in selling, general and administrative expense, the gain on the sale of the Company's subsidiary Papel/Freelance, Inc., of $3,000,000 after tax and the reversal of a litigation provision of $2,800,000 after tax, partially offset by the increase in the effective tax rate.

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

The sale transaction resulted in a gain on the sale of discontinued operations in the year ended December 31, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

Net sales of the Company's discontinued operations amounted to $38,614,000 for the year ended December 31, 1997 compared to $151,380,000 for the year ended December 31, 1996. Net loss from discontinued operations for the year ended December 31, 1997 of $1,324,000 compares to net income of $4,978,000 in 1996.

YEAR 2000 COMPLIANCE

The Company has undertaken a project to implement a new packaged software system for the global organization. This new enterprise-wide system will replace the current custom software that the Company utilizes to operate its business. The new enterprise software system is Year 2000 compliant.

The total cost of the project including hardware, packaged software and project implementation is expected to be in excess of $10,000,000. Hardware, software and certain project costs will be capitalized and amortized over their useful lives. The remainder of the costs will be expensed as incurred.

The implementation is expected to be completed by the first quarter of 1999 for the Company's domestic operations. The implementation for the remainder of the Company's worldwide operation is expected to be completed by the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash and cash equivalents and marketable securities of $202,001,000 compared to $52,257,000 at December 31, 1996.

On May 2, 1997, the Company sold substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc. The sale resulted in proceeds of $134,484,000, which represents the purchase price less escrow balances and costs associated with the transaction. The Company intends to use the proceeds of the sale of the Toy companies to pursue acquisitions of companies within the gift industry and for general corporate purposes.

As of December 31, 1997, the Company had marketable securities of $108,558,000. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding financial instruments.

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining an economic hedge consisting of government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio of preferred securities and futures contracts and options position are intended to produce offsetting capital gains and losses as interest rates change.

The Company has available $84,771,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. At December 31, 1997, letters of credit of $14,521,000 were outstanding. There were no direct borrowings under the bank lines of credit. Working capital requirements during 1997 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The Company enters into forward exchange contracts and currency options, principally to serve as economic hedges of the currency risk associated with the purchase of inventory by its European and Canadian operations. Gains and losses, related to contracts accounted for as hedges, are reported as a component of the related transactions. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

During the year ended December 31, 1997, the Board of Directors authorized the Company to repurchase an additional 1,000,000 shares of common stock for a total authorization of 4,000,000 shares. As of December 31, 1997, 2,847,600 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

Starting in 1997, the Company, as part of its repurchase program, utilizes put and call option instruments to establish a strategy to purchase the Company's stock with no upfront cash investment while fixing the price required to be paid for the shares. These instruments took the form of a costless equity collar and were constructed as a series of purchased calls and sold puts, with the cost of the purchased calls exactly offset by the premium earned on the sold puts.


ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is incorporated on pages 15 and 16 of the Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company's 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheet of Russ Berrie and Company, Inc. (a New Jersey Corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Arthur Andersen LLP


Roseland, New Jersey
January 30, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Russ Berrie and Company, Inc.:

We have audited the consolidated balance sheet of Russ Berrie and Company, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.


Parsippany, New Jersey
January 31, 1997

Quarterly Financial Information (Unaudited)

The following selected financial data for the eight quarters ended December 31, 1997 are derived from unaudited financial statements and include, in the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation of the results for the interim periods presented. The quarter ended June 30, 1997 includes the gain on sale of discontinued operations of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax. The quarter ended March 31, 1996 includes the gain on the sale of Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax. The quarter ended September 30, 1996 includes the reversal of a litigation provision of $4,450,000 before tax or $2,800,000 ($0.13 per share) after tax.

                               For Quarters Ended
                  (Dollars in Thousands, Except Per Share Data)

                               March 31,      June 30,    September 30,     December 31,
          1997                 ---------      --------    -------------     ------------
Net sales..................     $62,071       $58,479       $87,530           $63,256
Gross profit...............      34,607        32,071        50,055            34,834

Net income from
  continuing operations....       6,471         4,788        16,041             9,965
Net (loss) from
  discontinued operations..        (259)       (1,065)            -                 -
Gain on sale of
  discontinued operations..           -        46,700             -                 -
                                 ------        ------        ------            ------
Net income.................     $ 6,212       $50,423       $16,041           $ 9,965
                                 ======        ======        ======            ======

Net income (loss) per share
  Continuing operations
       Basic...............     $   .29       $   .22       $   .73           $   .45
       Diluted.............         .29           .21           .72               .45
  Discontinued operations
       Basic...............        (.01)         (.05)            -                 -
       Diluted.............        (.01)         (.05)            -                 -
  Gain on sale of
   discontinued operations
       Basic...............           -          2.12             -                 -
       Diluted.............           -          2.08             -                 -
                                 ------        ------        ------            ------
Total
       Basic...............     $   .28       $  2.29       $   .73           $   .45
                                 ======        ======        ======            ======
       Diluted.............     $   .28       $  2.24       $   .72           $   .45
                                 ======        ======        ======            ======

         1996
Net sales..................     $56,566       $41,776       $67,906           $59,995
Gross profit...............      30,364        22,129        37,579            31,153

Net income from
  continuing operations....       6,915         1,144        13,515             5,125
Net income from
  discontinued operations..         681           326         2,723             1,248
                                 ------        ------        ------            ------
Net income.................     $ 7,596       $ 1,470       $16,238           $ 6,373
                                 ======        ======        ======            ======

Net income per share
  Continuing operations
       Basic...............     $   .32       $   .05       $   .62           $   .24
       Diluted.............         .32           .05           .62               .23
  Discontinued operations..
       Basic...............         .03           .02           .13               .05
       Diluted.............         .03           .02           .13               .05
                                 ------        ------        ------            ------
  Total
       Basic...............     $   .35       $   .07       $   .75           $   .29
                                 ======        ======        ======            ======
       Diluted.............     $   .35       $   .07       $   .75           $   .28
                                 ======        ======        ======            ======

                        CONSOLIDATED STATEMENT OF INCOME

                         FOR THE YEARS ENDED DECEMBER 31

                  (Dollars in Thousands, Except Per Share Data)

                                                 1997          1996           1995
                                               --------      --------       --------
Net sales ...................................  $271,336      $226,243       $213,918
Cost of sales................................   119,769       105,018        101,059
                                                -------       -------        -------
   Gross profit..............................   151,567       121,225        112,859
Selling, general and administrative expense..   104,152        89,827        103,184
Litigation ..................................         -        (4,450)             -
Investment and other income-net..............    (6,249)       (6,707)        (1,732)
                                                -------       -------        -------
   Income from continuing operations
     before taxes............................    53,664        42,555         11,407
Provision for income taxes
   on continuing operations..................    16,399        15,856          3,933
                                                -------       -------        -------

   Net income from continuing operations.....    37,265        26,699          7,474

   Net income (loss) from discontinued
     operations..............................    (1,324)        4,978          9,066

   Gain on sale of discontinued operations,
     net of taxes............................    46,700             -              -
                                                -------       -------        -------

   Net income................................  $ 82,641      $ 31,677       $ 16,540
                                                =======       =======        =======

Net income (loss) per share
   Continuing operations
     Basic...................................  $   1.69      $   1.23       $    .35
     Diluted.................................      1.67          1.22            .35

   Discontinued operations
     Basic...................................      (.06)          .23            .42
     Diluted.................................      (.06)          .23            .42

   Gain on sale of discontinued operations
     Basic...................................      2.12             -              -
     Diluted.................................      2.08             -              -
                                                -------       -------        -------

        Total
          Basic..............................  $   3.75      $   1.46       $    .77
                                                =======       =======        =======
          Diluted............................  $   3.69      $   1.45       $    .77
                                                =======       =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (Dollars in Thousands)

                                                                                              Net
                                                                                           Unrealized
                                                 Additional                    Foreign      Gain on
                                       Common       Paid         Retained     Currency     Marketable   Treasury
                                        Stock    In Capital      Earnings    Translation   Securities    Stock
                                       ------    ----------      --------    -----------   ----------   --------
Balance at December 31, 1994.....      $2,395      $37,875       $218,103      $(2,128)        -       $(37,857)

Net income.......................           -            -         16,540            -         -              -

Share transactions under
  stock option plans (57,668 shares)        6          771              -            -         -              -

Cash dividends ($.60 per share)..           -            -        (12,921)           -         -              -

Foreign currency
  translation adjustment.........           -            -              -          212         -              -
                                        -----       ------        -------       ------        --        -------
Balance at December 31, 1995.....       2,401       38,646        221,722       (1,916)        -        (37,857)

Net income.......................           -            -         31,677            -         -              -

Share transactions under
  stock option plans (322,754 shares)      32        4,634              -            -         -              -

Cash dividends ($.60 per share)..           -            -        (13,026)           -         -              -

Foreign currency
  translation adjustment.........           -            -              -        2,413         -              -
                                        -----       ------        -------       ------        --        -------
Balance at December 31, 1996.....       2,433       43,280        240,373          497         -        (37,857)

Net income.......................           -            -         82,641            -         -              -

Share transactions under
  stock option plans (592,517 shares)      60        9,904              -            -         -              -

Cash dividends ($.68 per share)..           -            -        (14,986)           -         -              -

Foreign currency
  translation adjustment.........           -            -              -       (1,595)        -              -

Net unrealized gain on securities
  available-for-sale.............           -            -              -            -        99              -

Transactions in treasury shares
  (398,900 shares)...............           -            -              -            -         -         (8,063)
                                        -----       ------        -------       ------        --        -------

Balance at December 31, 1997.....      $2,493      $53,184       $308,028      $(1,098)      $99       $(45,920)
                                        =====       ======        =======       ======        ==        =======

The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED BALANCE SHEET AT DECEMBER 31
                             (Dollars in Thousands)

ASSETS                                                       1997          1996
-------                                                    --------      --------
Current assets
  Cash and cash equivalents...........................     $ 93,443      $ 52,257
  Marketable securities...............................      108,558             -
  Accounts receivable, trade, less allowances of
     $2,233 in 1997 and $2,258 in 1996................       52,743        49,355
  Inventories - net...................................       50,204        54,350
  Prepaid expenses and other current assets...........        8,980         2,558
  Deferred income taxes...............................        9,089         9,707
  Net current assets of discontinued operations.......            -        47,386
                                                            -------       -------

         Total current assets.........................      323,017       215,613

Property, plant and equipment - net...................       21,287        21,765
Other assets..........................................        9,141         2,948
Net assets of discontinued operations.................            -        36,640
                                                            -------       -------

         Total assets.................................     $353,445      $276,966
                                                            =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Accounts payable....................................     $  4,471      $  3,709
  Accrued expenses....................................       22,423        18,776
  Accrued income taxes................................        9,765         5,755
                                                            -------       -------

         Total current liabilities....................       36,659        28,240

Commitments and contingencies
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1997, 24,926,469
    shares; 1996, 24,333,952 shares...................        2,493         2,433
  Additional paid in capital..........................       53,184        43,280
  Retained earnings...................................      308,028       240,373
  Foreign currency translation adjustments............       (1,098)          497
  Net unrealized gain on securities available-for-sale           99             -
  Treasury stock, at cost (2,853,714 shares at
    December 31, 1997 and 2,454,814 shares at
    December 31, 1996)................................      (45,920)      (37,857)
                                                            -------       -------

         Total shareholders' equity...................      316,786       248,726
                                                            -------       -------

         Total liabilities and shareholders' equity...     $353,445      $276,966
                                                            =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                             (Dollars in Thousands)

Cash flows from continuing operating activities:             1997        1996        1995
                                                           -------     -------     -------
Net income                                                 $82,641     $31,677     $16,540
Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Net loss (income) - discontinued operations.....         1,324      (4,978)     (9,066)
    Gain on sale of discontinued operations.........       (46,700)          -           -
    Gain on sale of subsidiary......................             -      (4,800)          -
    Depreciation....................................         2,846       3,220       3,775
    Amortization of intangible assets...............           149         155         534
    Provision for accounts receivable reserves......         2,272       1,115       1,156
    Deferred income taxes...........................           618       3,469        (202)
    Net loss from sale or disposal of fixed assets..           410         828         303
    Changes in assets and liabilities, net of effect
      of acquisitions and dispositions:
        Accounts receivable.........................        (5,660)    (14,109)     (6,956)
        Inventories - net...........................         4,146       1,359      (7,266)
        Prepaid expenses and other current assets...          (109)        563       1,091
        Other assets................................           (42)        303         436
        Accounts payable............................           762         536         (18)
        Accrued expenses............................         3,647      (4,690)      3,404
        Accrued income taxes........................         4,010       4,360       1,251
                                                            ------      ------      ------
          Total adjustments.........................       (32,327)    (12,669)    (11,558)
                                                            ------      ------      ------
             Net cash provided by continuing
               operating activities.................        50,314      19,008       4,982

Cash flows from investing activities:

Purchase of marketable securities...................      (226,379)          -           -
Proceeds from sale of marketable securities.........       117,920           -       5,203
Proceeds from sale of fixed assets..................         1,116         214         605
Capital expenditures................................        (4,293)     (1,791)     (3,828)
Acquisitions........................................             -           -      (3,352)
Net proceeds from sale of subsidiary................             -      18,325           -
Net proceeds from sale of discontinued operations...       134,484           -           -
                                                           -------      ------      ------
             Net cash provided by (used in)
               investing activities.................        22,848      16,748      (1,372)

Cash flows from financing activities:

Proceeds from issuance of common stock..............         9,964       4,666         777
Dividends paid to shareholders......................       (14,986)    (13,026)    (12,921)
Purchase of treasury stock..........................        (8,063)          -           -
                                                            ------      ------      ------
             Net cash (used in) financing
               activities...........................       (13,085)     (8,360)    (12,144)

Effect of exchange rates............................        (1,196)      1,441         213

Cash (used in) provided by discontinued operations..       (17,695)    (12,382)      1,886
                                                            ------      ------      ------
Net increase (decrease) in cash and
  cash equivalents..................................        41,186      16,455      (6,435)

Cash and cash equivalents at beginning of year......        52,257      35,802      42,237
                                                            ------      ------      ------
Cash and cash equivalents at end of year............       $93,443     $52,257     $35,802
                                                            ======      ======      ======
Cash paid during the year for:

      Interest......................................       $   197     $   130     $   284
      Income taxes..................................       $33,882     $12,584     $10,380

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

Russ Berrie and Company, Inc. and its subsidiaries design, manufacture through third parties and market a wide variety of gift products to retail stores throughout the United States and countries throughout the world.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Russ Berrie and Company, Inc. and its wholly-owned subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions.

Discontinued Operations

The Notes to these consolidated financial statements reflect the continuing operations of the Company unless otherwise stated or indicated.

Revenue Recognition

The Company recognizes revenue from product sales, net of provisions for sales discounts, returns and allowances, upon shipment of product to the customer.

Advertising Costs

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 1997, 1996 and 1995 amounted to $2,112,000, $1,327,000 and $2,072,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less and approximate fair market value.

Inventories

Inventories, which mainly consist of finished goods, are stated at the lower of cost (first-in, first-out) or market value.

Property

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives which range from three to eighteen years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred.

Goodwill and Other Intangible Assets

Included in other assets is goodwill, which represents the excess of purchase price of acquired assets over the fair market value of net assets acquired. Goodwill is being amortized using the straight-line method over fifteen years or less. The Company evaluates the recoverability of goodwill based upon estimated future income and cash flows of operating entities. Impairments would be recognized in operating results to the extent that carrying value exceeds fair value. Other intangible assets acquired are being amortized over the period for which benefit is derived, which ranges from three to five years. Goodwill and other intangible assets, net of accumulated amortization, was $620,000 and $774,000 at December 31, 1997 and 1996, respectively. Accumulated amortization amounted to $2,227,000 and $3,025,000 at December 31, 1997 and 1996,
respectively.

Foreign Currency Translation

Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries' financial statements, for which the local currency is the functional currency, are recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in investment and other income - net (See Note 8).

Accounting for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Earnings Per Share

The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated. See Note 10 for more information regarding earnings per share.

Use of Estimates

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

Note 3 - Financial Instruments

Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are considered available-for-sale investments. Accordingly, these investments are carried in the accompanying balance sheet at market value, with the difference between cost and market value recorded as a component of shareholders' equity, net of tax. Marketable securities are composed primarily of government fixed income securities. Additionally, included in marketable securities is a diversified portfolio of investment grade preferred securities.

Interest Rate Futures Contracts and Options

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining an economic hedge consisting of government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio's position of preferred securities and futures contracts and options are intended to produce offsetting capital gains and losses as interest rates change. The market value of these instruments is reported in marketable securities with unrealized gains and losses recorded as part of shareholders' equity.

As of December 31, 1997, marketable securities consist of the following:

                                                Unrealized
                                    Cost      Gains (Losses)   Market Value
                               -------------  -------------   -------------
U.S. Government obligations    $   4,506,000  $      34,000   $   4,540,000
Municipal obligations             94,489,000        141,000      94,630,000
Preferred stock                    9,151,000         34,000       9,185,000
Futures contracts and options         11,000       (110,000)        (99,000)
Other                                302,000             --         302,000
                               -------------  -------------   -------------
Total marketable securities    $ 108,459,000  $      99,000   $ 108,558,000
                               =============  =============   =============

Unrealized gains and losses with respect to available-for-sale investments are recorded, net of tax, in shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of income.

Foreign Currency Contracts

The Company enters into forward exchange contracts, principally to serve as economic hedges of the currency risk associated with the purchase of inventory by its United Kingdom and Canadian subsidiaries. Gains and losses related to contracts accounted for as hedges are reported as a component of the related transactions. The Company does not trade in foreign currency contracts to achieve short-term gains. At December 31, 1997 and 1996, the aggregate notional amount of foreign exchange contracts was $5,800,000 and $12,000,000, respectively. At December 31, 1997 and 1996, there were no carrying amounts related to foreign currency contracts in the consolidated balance sheet.

At December 31, 1997, the Company's forward exchange contracts have expiration dates which range from one to seven months. The estimated fair value of the notional amount of the Company's forward exchange contracts based on quoted rates as of December 31, 1997 and 1996 were $5,705,000 and $11,327,000, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Concentrations of Credit Risk

As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution. As of December 31, 1997, marketable securities of the Company were actively managed by four investment managers. These investment managers operate under guidelines which restrict the investment grade and type of investment and furthermore limit the dollar amount that can be invested in any one instrument.

The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company's diverse customer base. The Company does not normally require collateral or other security to support credit sales.

Note 4 - Inventory Reserves

As of December 31, 1997 and 1996, the Company has recorded reserves to reflect inventories at their estimated net realizable value. Management believes that such inventories are fairly stated. The reserve balance as of December 31, 1997 and 1996 was $15,292,000 and $17,132,000, respectively.

Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                           December 31,

                                      1997               1996
                                   -----------       -----------
Land.........................      $ 6,199,000       $ 6,292,000
Buildings....................        9,772,000        10,471,000
Machinery and equipment......       18,137,000        19,754,000
Furniture and fixtures.......        4,156,000         5,106,000
Leasehold improvements.......        7,916,000         7,025,000
                                    ----------        ----------
                                    46,180,000        48,648,000
Less accumulated depreciation
  and amortization...........       24,893,000        26,883,000
                                    ----------        ----------
                                   $21,287,000       $21,765,000
                                    ==========        ==========

Note 6 - Lines of Credit

Under its existing domestic bank lines of credit, which are renewed annually, the Company has available $70,000,000 for direct borrowings and letters of credit at any one time.

The maximum amount available to the Company's foreign operations at December 31, 1997, under local lines of credit, is $14,771,000. These lines provide for direct borrowings, letters of credit and overdraft facilities.

In connection with the purchase of imported merchandise, the Company, at December 31, 1997, had letters of credit outstanding under all lines of $14,521,000.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

                                                   December 31,

                                              1997             1996
                                          -----------      -----------
Accrued sales commissions..........       $ 3,310,000      $ 2,923,000
Accrued litigation.................         1,250,000        1,250,000
Accrued payroll and incentive
  compensation.....................         3,546,000        3,507,000
Accrued future lease obligations...           755,000        2,205,000
Accruals relating to discontinued
  operations.......................         5,041,000                -
Other..............................         8,521,000        8,891,000
                                           ----------       ----------
                                          $22,423,000      $18,776,000
                                           ==========       ==========

Note 8 - Investment and Other Income - Net

The significant components of investment and other income - net consist of the following:

                                              Years Ended December 31,

                                       1997            1996            1995
                                    ----------      ----------     ----------
Investment income..............     $6,866,000      $2,210,000     $1,887,000
Interest expense...............       (175,000)       (121,000)      (225,000)
Foreign currency transactions..       (722,000)       (391,000)       (73,000)
Gain on sale of subsidiary.....              -       4,800,000              -
Other..........................        280,000         209,000        143,000
                                     ---------       ---------      ---------
                                    $6,249,000      $6,707,000     $1,732,000
                                     =========       =========      =========

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

Note 9 - Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

Income from continuing operations before income taxes was:

                                       Years Ended December 31,

                               1997            1996            1995
                           -----------     -----------     -----------
United States              $38,330,000     $29,376,000     $ 4,069,000
Foreign                     15,334,000      13,179,000       7,338,000
                            ----------      ----------      ----------
                           $53,664,000     $42,555,000     $11,407,000
                            ==========      ==========      ==========

The provision for income taxes consists of the following:

                                      Years Ended December 31,

Current provision:            1997             1996            1995
                          -----------      -----------      ----------
Federal...............    $10,870,000      $ 8,640,000      $2,607,000
Foreign...............      4,353,000        3,003,000       1,007,000
State.................        558,000          744,000         521,000
                           ----------       ----------       ---------
                          $15,781,000      $12,387,000      $4,135,000

Deferred provision:

Federal...............    $   618,000      $ 3,406,000      $ (299,000)
Foreign...............              -           63,000          97,000
State.................              -                -               -
                           ----------       ----------       ---------
                              618,000        3,469,000        (202,000)
                           ----------       ----------       ---------
                          $16,399,000      $15,856,000      $3,933,000
                           ==========       ==========       =========

A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

                                                    Years Ended December 31,

                                             1997           1996            1995
                                         -----------    -----------      ----------
Tax at U.S. Federal statutory rate..     $18,782,000    $14,895,000      $3,993,000
State income tax net of Federal
  tax benefit.......................         363,000        610,000         149,000
Foreign rate differences............      (1,014,000)     1,011,000          49,000
Charitable contributions............      (1,331,000)      (686,000)              -
Tax advantaged investment income....      (1,344,000)      (279,000)       (173,000)
U.K. advance corporation tax refund.      (1,660,000)             -               -
Change in valuation allowance.......        (765,000)      (205,000)        164,000
Adjustment of estimated liabilities.       1,950,000        271,000               -
Other, net..........................       1,418,000        239,000        (249,000)
                                          ----------     ----------       ---------
                                         $16,399,000    $15,856,000      $3,933,000
                                          ==========     ==========       =========

The Company had a valuation allowance at December 31, 1997 and 1996 of $1,219,000 and $1,984,000, respectively (primarily relating to deferred state income taxes) to reflect the estimated amount of deferred tax assets which may not be realized.

The components of the net deferred tax asset, net of the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

                                                           December 31,

                                                      1997            1996
                                                   ----------      ----------
Assets:
Inventory capitalization................           $1,972,000      $2,470,000
Reserves not deducted for tax purposes..            5,756,000       5,213,000
Accrued future lease obligations........              329,000         723,000
Litigation..............................              498,000         556,000
Depreciation............................               21,000               -
Other...................................              513,000         762,000
                                                    ---------       ---------
                                                    9,089,000       9,724,000
Liabilities:
Depreciation............................                    -          17,000
                                                    ---------       ---------
Net deferred tax asset..................           $9,089,000      $9,707,000
                                                    =========       =========

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries' undistributed earnings less those earnings deemed to be permanently reinvested. The amount of such earnings deemed permanently reinvested was approximately $49,659,000 as of December 31, 1997. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable.

Note 10 - Earnings Per Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires presentation in the Consolidated Statement of Income of both basic and diluted earnings per share. Earnings per common share (basic) as calculated in accordance with this Statement does not differ from earnings per share reported in prior periods.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                            Years Ended December 31,

                                                      1997           1996            1995
                                                   ----------     ----------      ----------
Average common shares outstanding...............   22,026,059     21,697,674      21,533,402

Dilutive effect of common shares issuable (1)...      351,047        156,447          37,476
                                                   ----------     ----------      ----------

Average common shares outstanding
  assuming dilution.............................   22,377,106     21,854,121      21,570,878
                                                   ==========     ==========      ==========

(1) Issuable under stock option plans.

Stock options outstanding at December 31, 1996 and 1995 to purchase 78,500 and 860,500 shares, respectively, of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares during the respective years.

Note 11 - Related Party Transactions

Certain buildings, referred to in Note 12, are leased from Russell Berrie, the Company's majority shareholder, or entities owned or controlled by him. Rentals under these leases for the years ended December 31, 1997, 1996 and 1995 were $4,122,000, $4,042,000 and $4,042,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $8,068,000 as of December 31, 1997, $2,000,000 of which is collateralized by assets of the Company.

The Company also leased a facility from a partnership in which a director of the Company is a general partner. Annual rentals under this lease agreement for the years ended December 31, 1997, 1996 and 1995 were $830,000, $996,000 and
$996,000, respectively. As of December 31, 1996 the lease obligation was included in accrued future lease obligations (See Note 7).

The Company paid to an investment banking firm, of which a Director of the Company is a Vice Chairman, fees with regard to the sale of the Toy business segment (See Note 18). The total amount of transaction fees paid during the year ended December 31, 1997 amounted to $1,632,000.

Note 12 - Leases

At December 31, 1997, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to seventeen years.

Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $6,415,000, $6,834,000 and $7,479,000, respectively.

The approximate aggregate minimum future rental payments as of December 31, 1997 under operating leases are as follows:

                 1998...................         6,044,000
                 1999...................         4,339,000
                 2000...................         3,078,000
                 2001...................         2,749,000
                 2002...................         2,430,000
                 Thereafter.............         4,703,000

Note 13 - Stock Repurchase Program

During the year ended December 31, 1997, the Board of Directors authorized the Company to repurchase an additional 1,000,000 shares of common stock for a total authorization of 4,000,000 shares. As of December 31, 1997, 2,847,600 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

Starting in 1997, the Company, as part of its repurchase program, utilizes put and call option instruments to establish a strategy to purchase the Company's stock with no upfront cash investment while fixing the price required to be paid for the shares. These instruments took the form of a costless equity collar and were constructed as a series of purchased calls and sold puts, with the cost of the purchased calls exactly offset by the premium earned on the sold puts. As of December 31, 1997, the Company has call options to purchase 67,500 shares at an average price of $22.01. The Company has sold put options covering 135,000 shares at an average price of $21.02. The term of these options expire over a period of one year. The net fair value of these instruments as of December 31, 1997 is $289,000. The put and call options did not have a dilutive effect on earnings per share.

Unrealized gains or losses during the term of these options have no impact on the consolidated financial position of the Company. Upon exercise or expiration of the options, the transaction will be recorded within shareholders' equity.

Note 14 - Stock Option and Employee Stock Purchase Plans

The Company has three Stock Option Plans and an Employee Stock Purchase Plan. As of December 31, 1997, there were 2,769,794 shares of common stock reserved for issuance under all stock plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock plans. Had compensation cost for the Company's three Stock Option Plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for the awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                Years Ended December 31,

                                             1997         1996         1995
                                          -----------  -----------  -----------
Net income - as reported                  $82,641,000  $31,677,000  $16,540,000
Net income - pro forma                    $82,091,000  $30,951,000  $16,008,000
Earnings per share (basic) - as reported        $3.75        $1.46         $.77
Earnings per share (basic) - pro forma          $3.73        $1.43         $.74

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

                                            Years Ended December 31,

                                            1997      1996      1995
                                          -------   -------   -------
Dividend yield .........................     3.68%     3.75%     3.75%
Risk-free interest rate ................     6.05%     6.05%     6.05%
Volatility .............................    37.32%    32.09%    32.09%
Expected life (years) ..................     3.1       3.5       3.5

The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

                                            Years Ended December 31,

                                            1997      1996      1995
                                          -------   -------   -------
Dividend yield .........................     3.68%     3.75%     3.75%
Risk-free interest rate ................     5.63%     5.44%     5.44%
Volatility .............................    37.32%    32.09%    32.09%
Expected life (years) ..................     1.0       1.0       1.0

The option price for all stock option plans is equal to the closing price of the Company's common stock as of the date the option is granted. All stock options vest one year from the grant date. Options expire 10 years from the date of grant. Information regarding these option plans for 1997, 1996 and 1995 is as follows:

                                                       All Stock Option Plans
                                                       ----------------------
                                                                      Weighted
                                                                       Average
                                                      Shares        Exercise Price
                                                      ------        --------------
Outstanding as of December 31, 1994...........      1,117,426          15.774
Options Granted...............................        277,186          13.750
Options Exercised.............................        (38,566)         12.386
Options Cancelled.............................       (105,863)         16.137
                                                     --------

Outstanding as of December 31, 1995...........      1,250,183          15.401
Options Granted...............................        360,547          13.625
Options Exercised.............................       (314,476)         13.549
Options Cancelled.............................       (127,478)         15.965
                                                     --------

Outstanding as of December 31, 1996...........      1,168,776          15.291
Options Granted...............................        323,852          18.500
Options Exercised.............................       (565,016)         14.406
Options Cancelled.............................       (165,319)         19.212
                                                     --------

Outstanding as of December 31, 1997...........        762,293          16.577
                                                     ========

Option price range at December 31, 1997.......    $9.59 to $18.50

Option price range for exercised shares.......    $9.59 to $18.50

Options available for grant and reserved
   for future issuance at December 31, 1997...    2,678,023

The weighted-average fair value of options granted, on a per share basis, during the years 1997, 1996 and 1995 was $4.70, $3.19 and $3.22, respectively.

The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                               Options Outstanding                        Options Exercisable
                 -------------------------------------------------    -----------------------------
                    Number      Weighted Average      Weighted           Number        Weighted
                 Outstanding       Remaining           Average        Exercisable       Average
Exercise Prices  at 12/31/97    Contractual Life    Exercise Price    at 12/31/97    Exercise Price
---------------  -----------    ----------------    --------------    -----------    --------------
  $14.250            2,850       Expire 1-1-98         $14.250            2,850        $14.250
   12.670            3,687       1 year                 12.670            3,687         12.670
   10.090            4,250       2 years                10.090            4,250         10.090
    9.590            4,858       3 years                 9.590            4,858          9.590
   12.500           15,146       4 years                12.500           15,146         12.500
   17.670          217,715       5 years                17.670          217,715         17.670
   14.875           96,821       6 years                14.875           96,821         14.875
   13.750           68,363       7 years                13.750           68,363         13.750
   13.625           83,329       8 years                13.625           83,329         13.625
   18.500          265,274       9 years                18.500                0         18.500
                   -------                                              -------
                   762,293                                              497,019
                   =======                                              =======

Under the Employee Stock Purchase Plan, the purchase price is 90% of the closing market price of the stock on the first business day of the Plan year. Information regarding the Employee Stock Purchase Plan for 1997, 1996 and 1995 is as follows:

                                   Employee Stock Purchase Plan
                                   ----------------------------
                                    1997        1996       1995
                                  --------    --------   --------
              Exercise Price       $16.65      $12.26     $12.38

              Shares Issued        22,780      23,117      7,351

As of December 31, 1997, the Employee Stock Purchase Plan has 91,771 shares reserved for future issuance.

Note 15 - 401(k) Plan

The Company maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation to the 401(k) Plan and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 1997, 1996 and 1995 was $737,000, $583,000 and $523,000, respectively.

Note 16 - Geographic Information

The Company's continuing operations comprise one business segment. Financial data by geographic area are presented below:


                                  1997             1996             1995
                              ------------     ------------     ------------
Revenues:
United States............     $200,664,000     $163,906,000     $157,351,000
Europe...................       34,611,000       30,571,000       29,698,000
Other....................       36,061,000       31,766,000       26,869,000
                               -----------      -----------      -----------
  Total..................     $271,336,000     $226,243,000     $213,918,000
                               ===========      ===========      ===========

Net Income:
United States............     $ 26,284,000     $ 18,588,000     $  2,753,000
Europe...................        2,890,000        2,294,000          652,000
Other....................        8,091,000        5,817,000        4,069,000
                               -----------      -----------      -----------
  Total..................     $ 37,265,000     $ 26,699,000     $  7,474,000
                               ===========      ===========      ===========

Identifiable Assets:
United States............     $290,413,000     $121,360,000     $121,878,000
Europe...................       30,438,000       33,955,000       29,153,000
Other....................       32,594,000       37,625,000       33,700,000
                               -----------      -----------      -----------
  Total..................     $353,445,000     $192,940,000     $184,731,000
                               ===========      ===========      ===========

Export sales to customers from the United States are not material.

Note 17 - Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, the financial position or the cash flows of the Company.

Included in income for the year ended December 31, 1996 is a reversal of a litigation provision of $4,450,000 before tax. This reversal was due to a settlement of certain litigation.

Note 18 - Discontinued Operations

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. These two subsidiaries represented the Company's Toy business segment. The Toy business segment is reported as discontinued operations for the years ended December 31, 1997, 1996 and 1995. The sale transaction resulted in a gain on the sale of discontinued operations in the year ended December 31, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax. The Company believes it has adequately provided for any accruals related to discontinued operations.

Amounts included in net (loss) income from discontinued operations for the Toy business segment for the years ended December 31 were as follows:

                                1997           1996          1995
                            ------------   ------------  ------------
Net sales                   $ 38,614,000   $151,380,000  $134,556,000

(Loss) income before taxes    (2,483,000)     7,804,000    14,166,000

(Benefit) provision for
  income taxes                (1,159,000)     2,826,000     5,100,000
                            ------------   ------------  ------------

Net (loss) income           $ (1,324,000)  $  4,978,000  $  9,066,000
                            ============   ============  ============

Advertising costs for discontinued operations for the years ended December 31, 1997, 1996 and 1995 amounted to $4,336,000, $27,683,000 and $15,219,000, respectively.

Amortization costs related to intangible assets for the years ended December 31, 1997, 1996 and 1995 amounted to $851,000, $2,512,000 and $2,497,000, respectively.

Assets and liabilities of the Toy business segment, reported as net assets of discontinued operations at December 31, 1996 were as follows:

                                                   1996
                                               ------------
Accounts receivable, net                       $ 34,432,000
Inventory                                        21,126,000
Other current assets                              6,397,000
Current liabilities                             (14,569,000)
                                               ------------

Net current assets of discontinued operations    47,386,000

Property, plant and equipment, net                1,855,000
Goodwill and other intangible assets-net         30,577,000
Other assets                                      4,208,000
                                               ------------
Net assets of discontinued operations            36,640,000
                                               ------------
Total net assets of discontinued operations    $ 84,026,000
                                               ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant's Certifying Accountant

The registrant has dismissed the accounting firm of Coopers & Lybrand L.L.P. of Parsippany, New Jersey and has engaged the accounting firm of Arthur Andersen LLP of Roseland, New Jersey as their principal independent accounting firm, effective August 21, 1997. In accordance with applicable Securities and Exchange Commission regulations, such dismissal was reported in the Company's filing on Form 8-K on August 21, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

Information relating to this item appears under the caption "ELECTION OF DIRECTORS" on pages 1 and 2 and "SECTION 16 COMPLIANCE" on pages 15 and 16 of the 1998 Proxy Statement, which is incorporated herein by reference and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" on pages 9 and 10 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item appears under the caption "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD" on page 3, "DIRECTOR COMPENSATION" on pages 3 and 4, "EXECUTIVE COMPENSATION" on pages 11 through 13 and "COMPENSATION COMMITTEE REPORT" on pages 5 and 6 in the 1998 Proxy Statement, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Information relating to this item appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT" on pages 8 and 9 and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" on pages 9 and 10 of the 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

Information relating to this item appears under the captions "EXECUTIVE COMPENSATION" on pages 11 through 13, "CERTAIN TRANSACTIONS" on pages 14 and 15 and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" on page 6 of the 1998 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
         REPORTS ON FORM 8-K

(a) Documents filed as part of this Report.

1. Financial Statements:

                                                          Page Number in this
                                                                 Report

Report of Independent Public Accountants  -  1997.......          17

Report of Independent Accountants  -  1996..............          18

Consolidated Statement of Income for the
years ended December 31, 1997, 1996 and 1995............          20

Consolidated Statement of Changes in
Shareholders' Equity for the years ended
1997, 1996 and 1995.....................................          21

Consolidated Balance Sheet at December 31,
1997 and 1996............................................         22

Consolidated Statement of Cash Flows for the
years ended December 31, 1997, 1996 and 1995............          23

Notes to Consolidated Financial Statements..............         24-35

2. Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts.........         S-2

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

10.35 Guarantee dated as of December 1, 1983, from Russ Berrie and Company, Inc. to the New Jersey Economic Development Authority, Bankers Trust Company as Trustee and each Holder of a Bond. (4)

10.36 Letter of Credit and Reimbursement Agreement, dated as of December 1, 1983, between Russ Berrie and Company, Inc. and Citibank, N.A.(4)

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

10.52       Russ Berrie and Company, Inc. 1989 Employee Stock Purchase Plan.(13)

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

10.112 Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan. (25)

10.113 Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto. (26)

10.114 First Amendment of Agreement dated June 5, 1997, by and between Russ Berrie and Company, Inc. and A. Curts Cooke. (27)

10.115 Agreement of Purchase and Sale between Amram's Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997. (27)

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

(22) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(23) Incorporated by Reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(24) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(25) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(26) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(27) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit No.

21.1        List of Subsidiaries

23.1        Report of Independent Public Accountants   -  1997

23.2        Report of Independent Accountants          -  1996

23.3        Consent of Independent Public Accountants  -  1997

27.1        Financial Data Schedule                    -  1997

27.2        Restated Financial Data Schedule           -  1997*

27.3        Restated Financial Data Schedule           -  1997*

27.4        Restated Financial Data Schedule           -  1996*

* Per share data restated to meet reporting requirements under SFAS No. 128.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

Undertaking

In order to comply with amendments to the rules governing the use of Form S-8 under the Securities Act of 1933, as amended, as set forth in Securities Act Release No. 33-6867, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Forms S-8 (File Nos. 2-96238, 2- 96239, 2-96240, 33-10779, 33-27406, 33-27897 and 33-27898):

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

                                           Russ Berrie and Company, Inc.
                                                    (Registrant)

  3/26/98                                  By /s/ Paul Cargotch
-------------------                           ----------------------------
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


              SIGNATURES                                     DATE
              ----------                                     ----

/s/ Russell Berrie                                          3/26/98
--------------------------------------------               ---------
Russell Berrie, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Paul Cargotch                                           3/26/98
--------------------------------------------               ---------
Paul Cargotch, Executive Vice President,
Chief Financial Officer, Assistant Secretary
and Director
(Principal Financial and Accounting Officer)

            SIGNATURES                           DATE
            ----------                           ----


/s/ Raphael Benaroya                            3/24/98
------------------------------                 --------
Raphael Benaroya, Director


/s/ Angelica Berrie                             3/20/98
------------------------------                 --------
Angelica Berrie, Director


/s/ A. Curts Cooke                              3/20/98
------------------------------                 --------
A. Curts Cooke, Director


/s/ Ilan Kaufthal                               3/27/98
------------------------------                 --------
Ilan Kaufthal, Director


/s/ Charles Klatskin                            3/20/98
------------------------------                 --------
Charles Klatskin, Director


/s/ Joseph Kling                                3/20/98
------------------------------                 --------
Joseph Kling, Director


/s/ William A. Landman                          3/20/98
------------------------------                 --------
William A. Landman, Director


/s/ Sidney Slauson                              3/20/98
------------------------------                 --------
Sidney Slauson, Director

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

        Column A                 Column B       Column C     Column D      Column E
        --------                 --------       --------     --------      --------
                                Balance at
                                Beginning      Charged to                 Balance at end
       Description              of Period      Expenses     Deductions*     of Period
                                ----------     -----------  ----------    --------------
Allowance for accounts
receivable:

Year ended December 31, 1995      2,760         1,156         1,212          2,704
Year ended December 31, 1996      2,704         1,115         1,561          2,258
Year ended December 31, 1997      2,258         2,272         2,297          2,233


Allowance for slow moving
inventory items:

Year ended December 31, 1995     17,820         4,187         3,425         18,582
Year ended December 31, 1996     18,582         2,369         3,819         17,132
Year ended December 31, 1997     17,132         2,245         4,085         15,292

*Principally account write-offs, allowances and disposal of merchandise, respectively.

                                 Exhibit Index
                                 -------------

Exhibit Numbers
---------------

    10.114 First Amendment of Agreement dated June 5, 1997, by and between Russ Berrie and Company, Inc. and
                               A. Curts Cooke

    10.115 Agreement of Purchase and Sale between Amram's Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997

    21.1                       List of Subsidiaries

    23.1                       Report of Independent Public Accountants  - 1997

    23.2                       Report of Independent Accountants         - 1996

    23.3                       Consent of Independent Public Accountants - 1997

    27.1                       Financial Data Schedule                   - 1997

    27.2                       Restated Financial Data Schedule          - 1997*

    27.3                       Restated Financial Data Schedule          - 1997*

    27.4                       Restated Financial Data Schedule          - 1996*

*Per share data restated to meet reporting requirements under SFAS No. 128.