Form 10-Q
period 1998-03-31
RUSS BERRIE & CO INC
filed 1998-05-08
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
  {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

  { }    TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                            OUTSTANDING AT APRIL 20, 1998
            -----                            -----------------------------
Common stock, $.10 stated value                        22,271,018

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX

                                                                                PAGE
PART I - FINANCIAL INFORMATION                                                 NUMBER
Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 1998
         and December 31, 1997                                                    3


         Consolidated Statement of Income for the three month
         periods ended March 31, 1998 and 1997                                    4


         Consolidated Statement of Cash Flows for the three
         month periods ended March 31, 1998 and 1997                              5


         Notes to Consolidated Financial Statements                            6 and 7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8 - 10


PART II -OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                        11


         Signatures                                                              12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                        (UNAUDITED)
                                                               MARCH 31,          DECEMBER 31,
 ASSETS                                                          1998                 1997
 ------                                                        ---------           ---------
Current assets
  Cash and cash equivalents .........................          $  72,019           $  93,443
  Marketable securities .............................            131,283             108,558
  Accounts receivable, trade, less allowances of
     $2,722 in 1998 and $2,233 in 1997 ..............             63,882              52,743
  Inventories - net .................................             41,753              50,204
  Prepaid expenses and other current assets .........              8,353               8,980
  Deferred income taxes .............................              8,980               9,089
                                                               ---------           ---------

           TOTAL CURRENT ASSETS .....................            326,270             323,017

Property, plant and equipment - net .................             22,971              21,287
Other assets ........................................              9,080               9,141
                                                               ---------           ---------

           TOTAL ASSETS .............................          $ 358,321           $ 353,445
                                                               =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ..................................          $   4,232           $   4,471
  Accrued expenses ..................................             21,212              22,423
  Accrued income taxes ..............................              7,057               9,765
                                                               ---------           ---------

           TOTAL CURRENT LIABILITIES ................             32,501              36,659

Commitments and contingencies
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1998, 25,148,851
    shares; 1997, 24,926,469 shares .................              2,515               2,493
  Additional paid in capital ........................             56,774              53,184
  Retained earnings .................................            313,749             308,028
  Accumulated other comprehensive (loss) ............               (350)               (999)
  Treasury stock, at cost (2,889,714 shares at
    March 31, 1998 and 2,853,714 shares at
    December 31, 1997) ..............................            (46,868)            (45,920)
                                                               ---------           ---------

           TOTAL SHAREHOLDERS' EQUITY ...............            325,820             316,786
                                                               ---------           ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 358,321           $ 353,445
                                                               =========           =========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     (UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,

                                                                1998              1997
                                                              --------          --------
Net sales ..........................................          $ 74,636          $ 62,071

Cost of sales ......................................            32,737            27,464
                                                              --------          --------
   GROSS PROFIT ....................................            41,899            34,607

Selling, general and administrative expense ........            29,859            25,400

Investment and other income-net ....................             3,176               652
                                                              --------          --------
   INCOME FROM CONTINUING OPERATIONS BEFORE TAXES...            15,216             9,859

Provision for income taxes on continuing operations.             5,283             3,388
                                                              --------          --------
   INCOME FROM CONTINUING OPERATIONS, NET OF TAXES .             9,933             6,471

   (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES                --              (259)
                                                              --------          --------
   NET INCOME ......................................          $  9,933          $  6,212
                                                              ========          ========

NET INCOME (LOSS) PER SHARE:

   Continuing operations
      Basic ........................................          $    .45          $    .29
      Diluted ......................................               .44               .29

   Discontinued operations
      Basic ........................................                --              (.01)
      Diluted ......................................                --              (.01)
                                                              --------          --------
             Total
                  Basic ............................          $    .45          $    .28
                                                              ========          ========
                  Diluted ..........................          $    .44          $    .28
                                                              ========          ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           (UNAUDITED)
                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:                      1998               1997
                                                                      ----               ----
Net income ...............................................          $  9,933           $  6,212
Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Loss - discontinued operations, net of taxes .........                --                259
    Depreciation .........................................               602                731
    Amortization of intangible assets ....................                30                 38
    Provision for accounts receivable reserves ...........               595                641
    Deferred income taxes ................................               109                  2
    Net (gain) loss from sale or disposal of fixed assets                (26)                75
    Changes in assets and liabilities, net of
      effect of acquisitions and dispositions:
          Accounts receivable ............................           (11,734)            (5,715)
          Inventories - net ..............................             8,451              4,325
          Prepaid expenses and other current assets ......              (686)              (265)
          Other assets ...................................                31                 42
          Accounts payable ...............................              (239)               868
          Accrued expenses ...............................            (1,211)            (5,216)
          Accrued income taxes ...........................            (2,708)               901
                                                                    --------           --------
            Total adjustments ............................            (6,786)            (3,314)
                                                                    --------           --------
                   Net cash provided by continuing
                     operating activities ................             3,147              2,898

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities ........................           (71,763)                --
Proceeds from sale of marketable securities ..............            49,125                 --
Proceeds from sale of fixed assets .......................               139                 78
Capital expenditures .....................................            (2,305)              (496)
Net proceeds from sale of discontinued operations ........             1,313                 --
                                                                    --------           --------
                   Net cash (used in) investing activities           (23,491)              (418)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock ...................             3,612              4,730
Dividends paid to shareholders ...........................            (4,212)            (3,772)
Purchase of treasury stock ...............................              (948)                --
                                                                    --------           --------
                   Net cash (used in) provided by
                     financing activities ................            (1,548)               958

Effect of exchange rates .................................               468             (1,048)

Cash provided by discontinued operations .................                --              6,091
                                                                    --------           --------

Net (decrease) increase in cash and cash equivalents .....           (21,424)             8,481

Cash and cash equivalents at beginning of period .........            93,443             52,257
                                                                    --------           --------

Cash and cash equivalents at end of period ...............          $ 72,019           $ 60,738
                                                                    ========           ========

CASH PAID DURING THE PERIOD FOR:

     Interest ............................................          $     46           $     59
     Income taxes ........................................          $  7,992           $  2,067

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year.

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. These two subsidiaries represented the Company's Toy business segment. The operating results of the Toy business segment have been classified as discontinued operations and the financial statements reflect this presentation. See Note 5 regarding discontinued operations.

Investment and other income-net for the three months ended March 31, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale, in January 1996, of the Company's subsidiary Papel/Freelance, Inc.

NOTE 2 - EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires presentation in the Consolidated Statement of Income of both basic and diluted earnings per share. Earnings per common share (basic) as calculated in accordance with this Statement does not differ from earnings per share reported in prior periods.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                              THREE MONTHS ENDED MARCH 31,

                                                                1998                1997
                                                             ----------          ----------
Average common shares outstanding .................          22,134,851          22,084,009

Dilutive effect of common shares issuable (1) .....             273,686             311,569
                                                             ----------          ----------
Average common shares outstanding assuming dilution          22,408,537          22,395,578
                                                             ==========          ==========

(1)  Issuable under stock option plans.


The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,211,952 ($0.19 per share) were paid on March 16, 1998 to shareholders of record of the Company's Common Stock on March 2, 1998. Cash dividends of $3,771,846 ($0.17 per share) were paid in the three month period ended March 31, 1997.

NOTE 4 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components.

Comprehensive income, representing all changes in Shareholders' equity during the period other than changes resulting from the Company's common stock and payment of dividends, as of March 31, 1998 and 1997 is as follows:

                                                                        1998                 1997
                                                                    -----------           -----------
Net income ...............................................          $ 9,933,000           $ 6,212,000

Other comprehensive income (loss), net of taxes
      Foreign currency translation adjustments ...........             (536,000)             (898,000)
      Net unrealized gain on securities available-for-sale              186,000                    --
                                                                    -----------           -----------
Other comprehensive (loss) ...............................             (350,000)             (898,000)
                                                                    -----------           -----------

Comprehensive income .....................................          $ 9,583,000           $ 5,314,000
                                                                    ===========           ===========

NOTE 5 -  DISCONTINUED OPERATIONS

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. The sale transaction resulted in a gain on the sale of discontinued operations in the three months ended June 30, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

The Company intends to use the proceeds of the sale to pursue acquisitions of companies within the gift industry and for general corporate purposes.

Amounts included in (Loss) from discontinued operations, net of taxes, for the Toy business segment for the three months ended March 31, 1997 are as follows:

                                      1997
                                   ----------
Net sales                         $26,452,000

(Loss) before taxes                  (677,000)
Benefit for income taxes             (418,000)
                                   ----------
(Loss), net of taxes              $  (259,000)
                                   ==========

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

The Company's net sales for the three months ended March 31, 1998 were $74,636,000 compared to $62,071,000 for the three months ended March 31, 1997. This represents an increase of $12,565,000 or 20.2%. Net sales in the quarter ended March 31, 1998 reflects the positive customer response to the Company's redesign of its gift product line focusing on coordinated themes of product offerings.

The Company's second quarter ended June 30, 1997 was very strong due to significant shipments of certain bean bag products. The Company does not expect the quarter ended June 30, 1998 to be as strong.

Cost of sales were 43.9% of net sales for the three months ended March 31, 1998 compared to 44.2% for the same period in 1997. The decrease primarily reflects higher gross profit margins on sales of certain of the Company's product line concepts.

Selling, general and administrative expense was $29,859,000 or 40.0% of net sales for the three months ended March 31, 1998 compared to $25,400,000 or 40.9% of net sales for the three months ended March 31, 1997. Selling, general and administrative expense for the three months ended March 31, 1998 increased $4,459,000 or $17.6% compared to the prior year. This increase can be attributed to costs associated with the design and implementation of a new packaged computer software system amounting to approximately $1,828,000. Also contributing to the increase in selling, general and administrative expense are costs of approximately $2,100,000 attributable to the increase in expenses required to support the higher sales levels, in particular compensation and travel costs associated with the salesforce.

Investment and other income of $3,176,000 for the three months ended March 31, 1998 compares to $652,000 for the three months ended March 31, 1997. Included in the results for the three months ended March 31, 1998 is income of $1,828,000 for the completion of a transitional agreement related to the sale, in January 1996, of the Company's subsidiary, Papel/Freelance, Inc. Excluding the income from this transitional agreement, investment and other income increased $696,000. This increase can be primarily attributed to increased investment income relative to the Company's investment portfolio resulting from higher investment balances as a result of the proceeds from the sale of the Toy business segment in second quarter of 1997.

The provision for income taxes as a percent of income before taxes for the three months ended March 31, 1998 was 34.7% compared to 34.4% in the same period in the prior year.

Net income from continuing operations for the three months ended March 31, 1998 of $9,933,000 compares to net income from continuing operations of $6,471,000 for the same period last year. Included in the results for the three months ended March 31, 1998 is income of $1,152,000 after tax for the completion of a transitional agreement related to the sale, in January 1996, of the Company's subsidiary Papel/Freelance, Inc. Excluding the income from this transitional agreement, net income from continuing operations increased $2,310,000 or 35.7%. This increase can be attributed to the increase in net sales and increased investment income partially offset by the increase in selling,general and administrative expense.

DISCONTINUED OPERATIONS

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. These two subsidiaries represented the Company's Toy business segment. The operating results of the Toy business segment have been classified as discontinued operations and the financial statements reflect this presentation.

The sale transaction resulted in a gain on the sale of discontinued operations in the three months ended June 30, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

Net sales of the Company's discontinued operations for the three month period ended March 31, 1997 were $26,452,000. Loss from discontinued operations, net of taxes, for the three month period ended March 31, 1997 was $259,000.

YEAR 2000 COMPLIANCE

The Company has undertaken a project to implement a new packaged computer software system for the global organization. The new enterprise-wide system will replace the current custom software that the Company utilizes to operate its business. The new enterprise software system is Year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and cash equivalents and marketable securities of $203,302,000 compared to cash and cash equivalents and marketable securities of $202,001,000 at December 31, 1997.

On May 2, 1997, the Company sold substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc. The sale resulted in proceeds of $135,797,000 as of March 31, 1998, which represents the purchase price less escrow balances and costs associated with the transaction. The Company intends to use the proceeds of the sale of the Toy companies to pursue acquisitions of companies within the gift industry and for general corporate purposes.

Working capital requirements during the three months ended March 31, 1998 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

At March 31, 1998, the Company had marketable securities of $131,283,000. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

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

During the year ended December 31, 1997, the Board of Directors authorized the Company to repurchase an additional 1,000,000 shares of common stock for a total authorization of 4,000,000 shares. As of March 31, 1998, 2,883,600 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This filing of the Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)   Documents filed as part of this Report.

             27.1    Financial Data Schedule.

       b) During the quarter ended March 31, 1998, no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   RUSS BERRIE AND COMPANY, INC.
                                                           (Registrant)



    5/8/98                                         By: /s/ Eric R. Lohwasser
 -------------                                     -------------------------
     Date                                          Eric R. Lohwasser
                                                   Vice President - Finance,
                                                   Chief Financial Officer