Form 10-Q
period 1998-06-30
RUSS BERRIE & CO INC
filed 1998-08-12
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... June 30, 1998

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to.......................

Commission file number.............................................1-8681

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                OUTSTANDING AT JULY 13, 1998
          -----                                ----------------------------
Common stock, $.10 stated value                        22,297,114

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX



                                                                                                 PAGE
PART I - FINANCIAL INFORMATION                                                                  NUMBER
                                                                                                ------
 Item 1.       Financial Statements


                Consolidated Balance Sheet as of  June 30, 1998
                and December 31, 1997                                                             3


                Consolidated Statement of Income for the three months
                and the six months ended  June 30, 1998 and 1997                                  4


                Consolidated Statement of Cash Flows for the six
                months ended  June 30, 1998 and 1997                                              5


                Notes to Consolidated Financial Statements                                        6 - 8


  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                9 - 12


PART II - OTHER INFORMATION

  Item 4.      Submission of Matters to a Vote of Security Holders                                13




  Item 6.      Exhibits and Reports on Form 8-K                                                   13


               Signatures                                                                         14

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                 (UNAUDITED)
                                                            JUNE 30,       DECEMBER 31,
 ASSETS                                                      1998             1997
 ------                                                     -------        ------------

Current assets
  Cash and cash equivalents .........................       $  69,253        $  93,443
  Marketable securities .............................         148,351          108,558
  Accounts receivable, trade, less allowances of
     $2,740 in 1998 and $2,233 in 1997 ..............          40,174           52,743
  Inventories - net .................................          48,951           50,204
  Prepaid expenses and other current assets .........           2,944            8,980
  Deferred income taxes .............................           9,084            9,089
                                                            ---------        ---------

           TOTAL CURRENT ASSETS .....................         318,757          323,017

Property, plant and equipment - net .................          26,934           21,287
Other assets ........................................           9,025            9,141
                                                            ---------        ---------

           TOTAL ASSETS .............................       $ 354,716        $ 353,445
                                                            =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ..................................       $   3,576        $   4,471
  Accrued expenses ..................................          21,365           22,423
  Accrued income taxes ..............................           3,704            9,765
                                                            ---------        ---------

           TOTAL CURRENT LIABILITIES ................          28,645           36,659

Commitments and contingencies
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1998, 25,180,261
    shares; 1997, 24,926,469 shares .................           2,518            2,493
  Additional paid in capital ........................          57,331           53,184
  Retained earnings .................................         313,634          308,028
  Accumulated other comprehensive (loss) ............            (544)            (999)
  Treasury stock, at cost (2,889,714 shares at
    June 30, 1998 and 2,853,714 shares at
    December 31, 1997) ..............................         (46,868)         (45,920)
                                                            ---------        ---------

           TOTAL SHAREHOLDERS' EQUITY ...............         326,071          316,786
                                                            ---------        ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 354,716        $ 353,445
                                                            =========        =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                 (UNAUDITED)                     (UNAUDITED)
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                             1998            1997             1998            1997
                                                           ---------       ---------        ---------       ---------
Net sales ..........................................       $  50,949       $  58,479        $ 125,585       $ 120,550
Cost of sales ......................................          22,262          26,408           54,999          53,872
                                                           ---------       ---------        ---------       ---------

   GROSS PROFIT ....................................          28,687          32,071           70,586          66,678

Selling, general and administrative expense ........          25,189          26,616           55,048          52,016
Investment and other income-net ....................           2,635           1,476            5,811           2,128
                                                           ---------       ---------        ---------       ---------

   INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ...........................           6,133           6,931           21,349          16,790
Provision for income taxes .........................           2,013           2,143            7,296           5,531
                                                           ---------       ---------        ---------       ---------

   INCOME FROM CONTINUING OPERATIONS ...............           4,120           4,788           14,053          11,259

   (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES            --            (1,065)            --            (1,324)

   GAIN ON SALE OF DISCONTINUED OPERATIONS,
     NET OF TAXES ..................................            --            46,700             --            46,700
                                                           ---------       ---------        ---------       ---------
   NET INCOME ......................................       $   4,120       $  50,423        $  14,053       $  56,635
                                                           =========       =========        =========       =========

NET INCOME (LOSS) PER SHARE:
   Continuing operations
      Basic ........................................       $     .18       $     .22        $     .63       $     .51
      Diluted ......................................             .18             .21              .63             .50

   Discontinued operations
      Basic ........................................            --              (.05)            --              (.06)
      Diluted ......................................            --              (.05)            --              (.06)

   Gain on sale of discontinued operations
      Basic ........................................            --              2.12             --              2.12
      Diluted ......................................            --              2.08             --              2.08
                                                           ---------       ---------        ---------       ---------

          Total
              Basic ................................       $     .18       $    2.29        $     .63       $    2.57
                                                           =========       =========        =========       =========
              Diluted ..............................       $     .18       $    2.24        $     .63       $    2.52
                                                           =========       =========        =========       =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               (UNAUDITED)
                                                                             SIX MONTHS ENDED
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:                                  JUNE 30,
                                                                             1998             1997
                                                                         ---------        ---------
Net income .......................................................       $  14,053           56,635
Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Loss - discontinued operations, net of taxes .................            --              1,324
    Gain on sale of discontinued operations, net of taxes ........            --            (46,700)
    Depreciation .................................................           1,127            1,456
    Amortization of intangible assets ............................              59               75
    Provision for accounts receivable reserves ...................             994            1,067
    Deferred income taxes ........................................               5           (1,749)
    Net loss from sale or disposal of fixed assets ...............              71              139
    Changes in assets and liabilities, net of
      effect of acquisitions and dispositions:
          Accounts receivable ....................................          11,575            3,468
          Inventories - net ......................................           1,253              175
          Prepaid expenses and other current assets ..............            (277)          (3,630)
          Other assets ...........................................              57               30
          Accounts payable .......................................            (895)           1,138
          Accrued expenses .......................................            (187)           3,231
          Accrued income taxes ...................................          (6,061)          (4,630)
                                                                         ---------        ---------
          Total adjustments ......................................           7,721          (44,606)
                                                                         ---------        ---------
               Net cash provided by continuing
                   operating activities ..........................          21,774           12,029

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities ................................        (100,128)        (105,769)
Proceeds from sale of marketable securities ......................          60,392           42,276
Proceeds from sale of fixed assets ...............................             170              124
Capital expenditures .............................................          (6,972)          (1,363)
Net proceeds from sale of discontinued operations ................           5,442          134,484
                                                                         ---------        ---------
               Net cash (used in) provided by investing activities         (41,096)          69,752

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock ...........................           4,172            5,402
Dividends paid to shareholders ...................................          (8,447)          (7,495)
Purchase of treasury stock .......................................            (948)          (8,063)
                                                                         ---------        ---------
               Net cash (used in) financing activities ...........          (5,223)         (10,156)

Effect of exchange rates .........................................             355             (705)

Cash provided by discontinued operations .........................            --             10,905
                                                                         ---------        ---------
Net (decrease) increase in cash and cash equivalents .............         (24,190)          81,825

Cash and cash equivalents at beginning of period .................          93,443           52,257
                                                                         ---------        ---------
Cash and cash equivalents at end of period .......................       $  69,253        $ 134,082
                                                                         =========        =========
CASH PAID DURING THE PERIOD FOR:

     Interest ....................................................       $      77        $      69
     Income taxes ................................................       $  13,352        $   5,421

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

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. These two subsidiaries represented the Company's Toy business segment. The operating results of the Toy business segment have been classified as discontinued operations and the financial statements reflect this presentation. See Note 7 regarding discontinued operations.

Investment and other income-net for the six months ended June 30, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale, in January 1996, of the Company's subsidiary Papel/Freelance, Inc.

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

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                          THREE MONTHS                       SIX MONTHS
                                                          ENDED JUNE 30,                     ENDED JUNE 30,
                                                       1998             1997             1998             1997
                                                    ----------       ----------       ----------       ----------
Average common shares outstanding ...........       22,282,751       22,005,603       22,209,215       22,044,590

Dilutive effect of common shares issuable (1)          195,326          242,357          239,806          283,400
                                                    ----------       ----------       ----------       ----------
Average common shares outstanding assuming
  dilution ..................................       22,478,077       22,247,960       22,449,021       22,327,990
                                                    ==========       ==========       ==========       ==========


(1) Issuable under stock option plans.


The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,234,870 ($0.19 per share) were paid on June 5, 1998 to shareholders of record of the Company's Common Stock on May 22, 1998. Cash dividends of $8,446,822 ($0.19 per share per quarter) were paid in the six months ended June 30, 1998.

Cash dividends of $3,722,827 ($0.17 per share) were paid on June 6, 1997 to shareholders of record of the Company's Common Stock on May 23, 1997. Cash dividends of $7,494,673 ($0.17 per share per quarter) were paid in the six months ended June 30, 1997.

NOTE 4 - PENDING ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting SFAS 133 on the financial statements and has not determined the timing of or method of adoption, however, such adoption could increase volatility in earnings and other comprehensive income.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which requires disclosure of certain information about operating segments, products, geographic areas and major customers in annual and interim period financial statements issued to shareholders.

SFAS 131 is effective for fiscal years beginning after December 15, 1997. SFAS 131 need not be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application are required to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS 131 will have no impact on the Company's results of operations or financial position and will only affect the disclosure of segment and related information.

NOTE 5 - RECLASSIFICATIONS

Certain prior year amounts in the Consolidated Statement of Cash Flows have been reclassified to conform with the current year's presentation.

NOTE 6 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which modifies the financial statement presentation of comprehensive income and its components.

Comprehensive income, representing all changes in Shareholders' equity during the period other than changes resulting from issuance or repurchase of the Company's common stock and payment of dividends, is reconciled to net income as of June 30, 1998 and 1997 as follows:

                                                                     1998                1997
                                                                 ------------        ------------
Net income                                                       $ 14,053,000        $ 56,635,000
Other comprehensive income (loss), net of taxes
      Foreign currency translation adjustments                       (700,000)           (472,000)
      Net unrealized gain on securities available-for-sale            156,000                --
                                                                 ------------        ------------
Other comprehensive (loss)                                           (544,000)           (472,000)
                                                                 ------------        ------------
Comprehensive income                                             $ 13,509,000        $ 56,163,000
                                                                 ============        ============

NOTE 7 -  DISCONTINUED OPERATIONS

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. The sale transaction resulted in a gain on the sale of discontinued operations in the six months ended June 30, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

The Company intends to use the proceeds of the sale to pursue acquisitions of companies within the gift industry and for general corporate purposes.

Amounts included in (Loss) from discontinued operations, net of taxes, for the Toy business segment for the three and six months ended June 30, 1997 are as follows:


                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                JUNE 30, 1997       JUNE 30, 1997
                               ---------------     ---------------
Net sales                      $    12,162,000     $    38,614,000

(Loss) before taxes                 (1,806,000)         (2,483,000)
Benefit for income taxes              (741,000)         (1,159,000)
                               ---------------     ---------------
(Loss), net of taxes           $    (1,065,000)    $    (1,324,000)
                               ===============     ===============

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998
-----------------------------------------------------------------------

The Company's net sales for the six months ended June 30, 1998 were $125,585,000 compared to $120,550,000 for the six months ended June 30, 1997. This represents an increase of $5,035,000 or 4.2%. Net sales for the six months ended June 30, 1998 reflects the positive customer response to the Company's redesign of its gift product line focusing on coordinated themes of product offerings. Net sales for the six months ended June 30, 1997 included shipments of certain bean bag products at levels that did not continue in 1998.

Cost of sales were 43.8% of net sales for the six months ended June 30, 1998 compared to 44.7% for the same period in 1997. The percentage decrease in cost of sales primarily reflects the Company's successful efforts to manage inventory levels resulting in lower sales through other than normal distribution channels and lower provisions required for inventory. Additionally, the decrease also reflects higher gross profit margins on sales of certain of the Company's product line concepts.

Selling, general and administrative expense was $55,048,000 or 43.8% of net sales for the six months ended June 30, 1998 compared to $52,016,000 or 43.1% of net sales for the six months ended June 30, 1997. Selling, general and administrative expense for the six months ended June 30, 1998 increased $3,032,000 or 5.8% compared to the prior year. Included in the selling, general and administrative expense for the six months ended June 30, 1997 is a provision of $1,500,000 for costs associated with closing all remaining retail operations. Excluding this provision, selling, general and administrative expense increased $4,532,000 or 9.0%. This increase can be attributed primarily to expenses associated with the design and implementation of a new packaged computer software system of approximately $2,691,000 and increased costs for expenses required to support higher sales levels, in particular compensation and travel costs associated with the salesforce.

Investment and other income of $5,811,000 for the six months ended June 30, 1998 compares to $2,128,000 for the six months ended June 30, 1997. Included in the results for the six months ended June 30, 1998 is income of $1,828,000 for the completion of a transitional agreement related to the sale, in January 1996, of the Company's subsidiary, Papel/Freelance, Inc. Excluding the income from this transitional agreement, investment and other income increased $1,855,000. This increase can be primarily attributed to increased investment income relative to the increase in the Company's investment portfolio as a result of the proceeds from the sale of the Toy business segment in the second quarter of 1997.

The provision for income taxes as a percent of income before taxes for the six months ended June 30, 1998 was 34.2% compared to 32.9% in the same period in the prior year. This increase can be primarily attributed to higher tax provisions related to certain foreign subsidiaries during the six months ended June 30, 1998.

Income from continuing operations for the six months ended June 30, 1998 of $14,053,000 increased from $11,259,000 for the same period last year. Included in the results for the six months ended June 30, 1998 is income of $1,152,000 after tax for the completion of a transitional agreement related to the sale of the Company's subsidiary Papel/Freelance, Inc. Excluding the income from this transitional agreement, income from continuing operations increased $1,642,000 or 14.6%. This increase can be attributed to the increase in net sales and increased investment income partially offset by the increase in selling, general and administrative expense.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998
-------------------------------------------------------------------------

The Company's net sales for the three months ended June 30, 1998 were $50,949,000 compared to $58,479,000 for the three months ended June 30, 1997. This represents a decrease of $7,530,000 or 12.9%. Net sales for the three months ended June 30, 1998 were at the level the Company expected compared to the three months ended June 30, 1997 which were stronger due to significant shipments of certain bean bag products.

Cost of sales were 43.7% of net sales for the three months ended June 30, 1998 compared to 45.2% for the same period in 1997. The percentage decrease in cost of sales primarily reflects the Company's successful efforts to manage inventory levels resulting in lower sales through other than normal distribution channels and lower provisions required for inventory.

Selling, general and administrative expense was $25,189,000 or 49.4% of net sales for the three months ended June 30, 1998 compared to $26,616,000 or 45.5% of net sales for the three months ended June 30, 1997. Selling, general and administrative expense for the three months ended June 30, 1998 decreased $1,427,000 or 5.4 % compared to the prior year. Included in the selling, general and administrative expense for the three months ended June 30, 1997 is a provision of $1,500,000 for costs associated with closing all remaining retail operations. Excluding this provision, selling, general and administrative expense approximated that of 1997; however, the 1998 expense included expenses associated with the design and implementation of a new packaged computer software system of approximately $863,000 and also reflected the decrease in expenses associated with the salesforce, in particular salesforce compensation.

Investment and other income of $2,635,000 for the three months ended June 30, 1998 compares to $1,476,000 for the three months ended June 30, 1997. This increase can be primarily attributed to increased investment income relative to the increase in the Company's investment portfolio as a result of the proceeds from the sale of the Toy business segment in the three months ended June 30, 1997.

The provision for income taxes as a percent of income before taxes for the three months ended June 30, 1998 was 32.8% compared to 30.9% in the same period in the prior year. This increase can be primarily attributed to higher tax provisions related to certain foreign subsidiaries during the three months ended June 30, 1998.

Income from continuing operations for the three months ended June 30, 1998 of $4,120,000 compares to income from continuing operations of $4,788,000 for the same period last year. Income from continuing operations has decreased $668,000 or 14.0%. This decrease can be attributed to the decrease in net sales partially offset by increased investment income and the decrease in selling, general and administrative expense.

DISCONTINUED OPERATIONS
-----------------------

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

The sale transaction resulted in a gain on the sale of discontinued operations in the six months ended June 30, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

Net sales of the Company's discontinued operations for the three and six month periods ended June 30, 1997 were $12,162,000 and $38,614,000, respectively. Loss from discontinued operations, net of taxes, for the three and six months ended June 30, 1997 was $1,065,000 and $1,324,000, respectively.

YEAR 2000 COMPLIANCE
--------------------

The Company has undertaken a project to implement a new packaged computer software system for the global organization. The new enterprise-wide system will replace the current custom software that the Company utilizes to operate its business. The new enterprise software system is Year 2000 compliant.

The total cost of the project including hardware, packaged software and project implementation is expected to be in excess of $13,000,000. Hardware, software and certain project costs will be capitalized and amortized over their useful lives. The remainder of the costs will be expensed as incurred.

The implementation is expected to be completed by the first quarter of 1999 for the Company's domestic operations and by the fourth quarter of 1999 for the remainder of the Company's worldwide operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998, the Company had cash and cash equivalents and marketable securities of $217,604,000 compared to cash and cash equivalents and marketable securities of $202,001,000 at December 31, 1997.

On May 2, 1997, the Company sold substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc. The sale resulted in proceeds of $139,926,000 at June 30, 1998, which represents the purchase price less escrow balances and costs associated with the transaction. The Company intends to use the proceeds of the sale of the Toy companies to pursue acquisitions of companies within the gift industry and for general corporate purposes.

Working capital requirements during the six months ended June 30, 1998 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

At June 30, 1998, the Company had marketable securities of $148,351,000. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

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

During the year ended December 31, 1997, the Board of Directors authorized the Company to repurchase an additional 1,000,000 shares of common stock for a total authorization of 4,000,000 shares. As of June 30, 1998, 2,883,600 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

Starting in 1997, the Company, as part of its stock repurchase program, utilizes put and call option instruments to establish a strategy to purchase the Company's stock with no upfront cash investment while fixing the price required to be paid for the shares. These instruments took the form of a costless equity collar and were constructed as a series of purchased calls and sold puts, with the cost of the purchased calls exactly offset by the premium earned on the sold puts.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
--------------------------------------------------------------

This filing of the Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products and other factors.

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The date of the Annual Meeting of Shareholders was April 22, 1998.

         b) A brief description of each matter voted upon at the meeting other than the election of directors follows:

         1)       ADOPTION OF THE 1999 STOCK OPTION PLAN FOR OUTSIDE DIRECTORS

                  Adoption of the 1999 Stock Option Plan for Outside Directors to become effective on January 1, 1999 was voted upon at the meeting.

                  19,408,520 shares were voted in favor of the adoption of the 1999 Stock Option Plan for Outside Directors, 526,188 shares were voted against and 14,455 shares abstained.

         2)       ADOPTION OF THE 1999 STOCK OPTION AND RESTRICTED STOCK PLAN

                  Adoption of the 1999 Stock Option and Restricted Stock Plan to become effective on January 1, 1999 was voted upon at the meeting.

                  19,325,424 shares were voted in favor of the adoption of the 1999 Stock Option and Restricted Stock Plan, 602,300 shares were voted against and 19,139 shares abstained.

         3)       ADOPTION OF THE 1999 STOCK OPTION PLAN

                  Adoption of the 1999 Stock Option Plan to become effective on January 1, 1999 was voted upon at the meeting.

                  16,449,962 shares were voted in favor of the adoption of the 1999 Stock Option Plan, 3,500,844 shares were voted against and 18,225 shares abstained.

         4)       ADOPTION OF THE 1999 EMPLOYEE STOCK PURCHASE PLAN

                  Adoption of the 1999 Employee Stock Purchase Plan to become effective on January 1, 1999 was voted upon at the meeting.

                  19,560,003 shares were voted in favor of the adoption of the 1999 Employee Stock Purchase Plan, 224,467 shares were voted against and 11,993 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Documents filed as part of this Report.

                  27.1 Financial Data Schedule.

         b) During the quarter ended June 30, 1998, no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   RUSS BERRIE AND COMPANY, INC.
                                                           (Registrant)




   8/12/98                                     By: /s/ ERIC R. LOHWASSER
---------------                                    ----------------------------
     Date                                          Eric R. Lohwasser
                                                   Vice President - Finance,
                                                   Chief Financial Officer