Form 10-Q
period 1998-09-30
RUSS BERRIE & CO INC
filed 1998-11-12
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... September 30, 1998

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............to...................................
Commission file number....................................................1-8681

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                      OUTSTANDING AT OCTOBER 29, 1998

Common stock, $.10 stated value                22,237,878

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX



                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER

 Item 1.       Financial Statements


                Consolidated Balance Sheet as of  September 30, 1998
                and December 31, 1997                                        3


                Consolidated Statement of Income for the three months
                and the nine months ended  September 30, 1998 and 1997       4


                Consolidated Statement of Cash Flows for the nine
                months ended  September 30, 1998 and 1997                    5


                Notes to Consolidated Financial Statements               6 - 8


  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9 - 13


PART II - OTHER INFORMATION

 Item 6.       Exhibits and Reports on Form 8-K                             14

               Signatures                                                   15

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                   (UNAUDITED)
                                                          SEPTEMBER 30,    DECEMBER 31,
 ASSETS                                                       1998             1997
 ------                                                     ---------        ---------
Current assets
  Cash and cash equivalents .........................       $  52,634        $  93,443
  Marketable securities .............................         154,944          108,558
  Accounts receivable, trade, less allowances of
    $2,920 in 1998 and $2,233 in 1997 ...............          73,043           52,743
  Inventories - net .................................          45,956           50,204
  Prepaid expenses and other current assets .........           2,606            8,980
  Deferred income taxes .............................           4,783            9,089
                                                            ---------        ---------

           TOTAL CURRENT ASSETS .....................         333,966          323,017

Property, plant and equipment - net .................          31,732           21,287
Other assets ........................................           8,935            9,141
                                                            ---------        ---------

           TOTAL ASSETS .............................       $ 374,633        $ 353,445
                                                            =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ..................................       $   4,497        $   4,471
  Accrued expenses ..................................          24,254           22,423
  Accrued income taxes ..............................           8,042            9,765
                                                            ---------        ---------

           TOTAL CURRENT LIABILITIES ................          36,793           36,659

Commitments and contingencies
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1998, 25,189,962
    shares; 1997, 24,926,469 shares .................           2,519            2,493
  Additional paid in capital ........................          57,479           53,184
  Retained earnings .................................         325,637          308,028
  Accumulated other comprehensive income (loss) .....             559             (999)
  Treasury stock, at cost (2,957,214 shares at
    September 30, 1998 and 2,853,714 shares at
    December 31, 1997) ..............................         (48,354)         (45,920)
                                                            ---------        ---------

           TOTAL SHAREHOLDERS' EQUITY ...............         337,840          316,786
                                                            ---------        ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 374,633        $ 353,445
                                                            =========        =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                (UNAUDITED)                      (UNAUDITED)
                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                             1998            1997            1998            1997
                                                           ---------       ---------       ---------       ---------
Net sales ..........................................       $  82,969       $  87,530       $ 208,554       $ 208,080
Cost of sales ......................................          33,647          37,475          88,646          91,347
                                                           ---------       ---------       ---------       ---------

   GROSS PROFIT ....................................          49,322          50,055         119,908         116,733

Selling, general and administrative expense ........          26,533          28,233          81,581          80,249

Investment and other income-net ....................           1,875           2,208           7,686           4,336
                                                           ---------       ---------       ---------       ---------

   INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ...........................          24,664          24,030          46,013          40,820
Provision for income taxes .........................           8,437           7,989          15,733          13,520
                                                           ---------       ---------       ---------       ---------

   INCOME FROM CONTINUING OPERATIONS ...............          16,227          16,041          30,280          27,300

   (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES            --              --              --            (1,324)

   GAIN ON SALE OF DISCONTINUED OPERATIONS,
     NET OF TAXES ..................................            --              --              --            46,700
                                                           ---------       ---------       ---------       ---------

   NET INCOME ......................................       $  16,227       $  16,041       $  30,280       $  72,676
                                                           =========       =========       =========       =========

NET INCOME (LOSS) PER SHARE:
   Continuing operations
      Basic ........................................       $    0.73       $    0.73       $    1.36       $    1.24
      Diluted ......................................            0.73            0.72            1.35            1.22

   Discontinued operations
      Basic ........................................            --              --              --             (0.06)
      Diluted ......................................            --              --              --             (0.06)

   Gain on sale of discontinued operations
      Basic ........................................            --              --              --              2.12
      Diluted ......................................            --              --              --              2.08
                                                           ---------       ---------       ---------       ---------

          Total
              Basic ................................       $    0.73       $    0.73       $    1.36       $    3.30
                                                           =========       =========       =========       =========
              Diluted ..............................       $    0.73       $    0.72       $    1.35       $    3.24
                                                           =========       =========       =========       =========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:                             1998             1997
                                                                           ---------        ---------
Net income .........................................................       $  30,280        $  72,676
Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Loss - discontinued operations, net of taxes ...................            --              1,324
    Gain on sale of discontinued operations, net of taxes ..........            --            (46,700)
    Depreciation ...................................................           1,829            2,154
    Amortization of intangible assets ..............................              89              112
    Provision for accounts receivable reserves .....................           1,662            1,787
    Deferred income taxes ..........................................           4,306           (1,749)
    Net loss from sale or disposal of fixed assets .................             142              346
    Changes in assets and liabilities, net of
      effect of acquisitions and dispositions:
          Accounts receivable ......................................         (21,962)         (29,349)
          Inventories - net ........................................           4,248            5,320
          Prepaid expenses and other current assets ................              61              337
          Other assets .............................................             117             (299)
          Accounts payable .........................................              26            2,904
          Accrued expenses .........................................           2,702            6,464
          Accrued income taxes .....................................          (1,723)         (12,514)
                                                                           ---------        ---------
          Total adjustments ........................................          (8,503)         (69,863)
                                                                           ---------        ---------
                Net cash provided by continuing
                   operating activities ............................          21,777            2,813

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities ..................................        (130,167)        (183,054)
Proceeds from sale of marketable securities ........................          84,509           91,956
Proceeds from sale of fixed assets .................................             194              162
Capital expenditures ...............................................         (12,404)          (2,795)
Net proceeds from sale of discontinued operations ..................           5,442          134,484
                                                                           ---------        ---------
                 Net cash (used in) provided by investing activities         (52,426)          40,753

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock .............................           4,321            7,874
Dividends paid to shareholders .....................................         (12,671)         (11,235)
Purchase of treasury stock .........................................          (2,434)          (8,063)
                                                                           ---------        ---------
                 Net cash (used in) financing activities ...........         (10,784)         (11,424)
Effect of exchange rates ...........................................             624           (1,087)

Cash provided by discontinued operations ...........................            --             10,905
                                                                           ---------        ---------
Net (decrease) increase in cash and cash equivalents ...............         (40,809)          41,960

Cash and cash equivalents at beginning of period ...................          93,443           52,257
                                                                           ---------        ---------
Cash and cash equivalents at end of period .........................       $  52,634        $  94,217
                                                                           =========        =========
CASH PAID DURING THE PERIOD FOR:

     Interest ......................................................       $     106        $     105
     Income taxes ..................................................       $  13,150        $  21,294

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

Investment and other income-net for the nine months ended September 30, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale, in January 1996, of the Company's subsidiary, Papel/Freelance, Inc.

NOTE 2 - EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires presentation in the Consolidated Statement of Income of both basic and diluted earnings per share. Earnings per common share (basic) as calculated in accordance with this Statement does not differ from earnings per share reported in prior periods.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                          THREE MONTHS                      NINE MONTHS
                                                        ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                       1998             1997             1998             1997
                                                    ----------       ----------       ----------       ----------
Average common shares outstanding ...........       22,242,000       21,959,000       22,220,000       22,016,000
Dilutive effect of common shares
  issuable (1) ..............................           30,000          385,000          183,000          327,000
                                                    ----------       ----------       ----------       ----------

Average common shares outstanding assuming
  dilution ..................................       22,272,000       22,344,000       22,403,000       22,343,000
                                                    ==========       ==========       ==========       ==========


(1) Issuable under stock option plans.


The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,224,222 ($0.19 per share) were paid on September 4, 1998 to shareholders of record of the Company's Common Stock on August 21, 1998. Cash dividends of $12,671,044 ($0.19 per share per quarter) were paid in the nine months ended September 30, 1998.

Cash dividends of $3,740,433 ($0.17 per share) were paid on September 5, 1997 to shareholders of record of the Company's Common Stock on August 22, 1997. Cash dividends of $11,235,106 ($0.17 per share per quarter) were paid in the nine months ended September 30, 1997.

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

NOTE 6 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which modifies the financial statement presentation of comprehensive income and its components.

Comprehensive income, representing all changes in Shareholders' equity during the period other than changes resulting from issuance or repurchase of the Company's common stock and payment of dividends, is reconciled to net income for the three and nine months ended September 30, 1998 and 1997 as follows:

                                                              THREE MONTHS                           NINE MONTHS
                                                            ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                          1998               1997                1998                1997
                                                      ------------       ------------        ------------        ------------
Net income                                            $ 16,227,000       $ 16,041,000        $ 30,280,000        $ 72,676,000
Other comprehensive income (loss), net of taxes
      Foreign currency translation adjustments             432,000           (860,000)           (268,000)         (1,332,000)
      Net unrealized gain on securities
           available-for-sale                              671,000            279,000             827,000             279,000
                                                      ------------       ------------        ------------        ------------
Other comprehensive income (loss)                        1,103,000           (581,000)            559,000          (1,053,000)
                                                      ------------       ------------        ------------        ------------
Comprehensive income                                  $ 17,330,000       $ 15,460,000        $ 30,839,000        $ 71,623,000
                                                      ============       ============        ============        ============

NOTE 7 -  DISCONTINUED OPERATIONS

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. The sale transaction resulted in a gain on the sale of discontinued operations in the nine months ended September 30, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share)
after tax.

The Company intends to use the proceeds of the sale to pursue acquisitions of companies within the gift industry and for general corporate purposes.

Amounts included in (Loss) from discontinued operations, net of taxes, for the Toy business segment for the nine months ended September 30, 1997 are as follows:


                              NINE MONTHS ENDED
                              SEPTEMBER 30, 1997
                              ------------------
Net sales                      $ 38,614,000

(Loss) before taxes              (2,483,000)
Benefit for income taxes         (1,159,000)
                               ------------
(Loss), net of taxes           $ (1,324,000)
                               ============

ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company's net sales for the nine months ended September 30, 1998 were $208,554,000 compared to $208,080,000 for the nine months ended September 30, 1997. This represents an increase of $474,000 or 0.2%. Net sales for the nine months ended September 30, 1998 reflects the positive customer response to the Company's redesign of its gift product line focusing on coordinated themes of product offerings; however, this was offset by lower sales levels during the implementation of the Company's new sales strategy which involved adding a telemarketing division and transitioning responsibility for smaller accounts from our reduced direct salesforce to the Company's telemarketing division. Net sales for the nine months ended September 30, 1997 included shipments of certain bean bag products at levels that did not continue in 1998.

Cost of sales were 42.5% of net sales for the nine months ended September 30, 1998 compared to 43.9% for the same period in 1997. The percentage decrease in cost of sales primarily reflects the Company's successful efforts to manage inventory levels resulting in lower sales through other than normal distribution channels and lower provisions required for inventory. Additionally, the decrease also reflects higher gross profit margins on sales of certain of the Company's product line concepts.

Selling, general and administrative expense was $81,581,000 or 39.1% of net sales for the nine months ended September 30, 1998 compared to $80,249,000 or 38.6% of net sales for the nine months ended September 30, 1997. Selling, general and administrative expense for the nine months ended September 30, 1998 increased $1,332,000 or 1.7% compared to the prior year. Included in the selling, general and administrative expense for the nine months ended September 30, 1997 is a provision of $1,500,000 for costs associated with closing all remaining retail operations. Excluding this provision, selling, general and administrative expense increased $2,832,000 or 3.6%. This increase can be attributed primarily to expenses of $3,100,000 associated with the design and implementation of a new packaged computer software system.

Investment and other income of $7,686,000 for the nine months ended September 30, 1998 compares to $4,336,000 for the nine months ended September 30, 1997. Included in the results for the nine months ended September 30, 1998 is income of $1,828,000 for the completion of a transitional agreement related to the sale, in January 1996, of the Company's subsidiary, Papel/Freelance, Inc. Excluding the income from this transitional agreement, investment and other income increased $1,522,000. This increase can be primarily attributed to increased investment income relative to the increase in the Company's investment portfolio as a result of the proceeds from the sale of the Toy business segment in the second quarter of 1997.

The provision for income taxes as a percent of income before taxes for the nine months ended September 30, 1998 was 34.2% compared to 33.1% in the same period in the prior year. This increase can be primarily attributed to higher tax provisions related to certain foreign subsidiaries during the nine months ended September 30, 1998.

Income from continuing operations for the nine months ended September 30, 1998 of $30,280,000 increased from $27,300,000 for the same period last year. Included in the results for the nine months ended September 30, 1998 is income of $1,152,000 after tax for the completion of a transitional agreement related to the sale of the Company's subsidiary Papel/Freelance, Inc. Excluding the income from this transitional agreement, income from continuing operations increased $1,828,000 or 6.7%. This increase can be primarily attributed to improved gross profit margins and increased investment income partially offset by the increase in selling, general and administrative expense.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company's net sales for the three months ended September 30, 1998 were $82,969,000 compared to $87,530,000 for the three months ended September 30, 1997. This represents a decrease of $4,561,000 or 5.2%. Net sales for the three months ended September 30, 1998 were at the level the Company expected and were effected by the implementation of the Company's new sales strategy which involved adding a telemarketing division and transitioning responsibility for smaller accounts from our reduced direct salesforce to the Company's telemarketing division. Net sales for the three months ended September 30, 1997 included shipments of certain bean bag products at levels that did not continue in 1998.

Cost of sales were 40.6% of net sales for the three months ended September 30, 1998 compared to 42.8% for the same period in 1997. The percentage decrease in cost of sales primarily reflects the Company's successful efforts to manage inventory levels resulting in lower sales through other than normal distribution channels and lower provisions required for inventory.

Selling, general and administrative expense was $26,533,000 or 32.0% of net sales for the three months ended September 30, 1998 compared to $28,233,000 or 32.3% of net sales for the three months ended September 30, 1997. Selling, general and administrative expense for the three months ended September 30, 1998 decreased $1,700,000 or 6.0% compared to the prior year. This decrease can be attributed primarily to the decrease in expenses associated with the reduced salesforce and decreases in expenses required to support lower sales levels offset by expenses associated with the design and implementation of a new packaged computer software system.

Investment and other income of $1,875,000 for the three months ended September 30, 1998 compares to $2,208,000 for the three months ended September 30, 1997. This decrease can be primarily attributed to the decrease in investment returns of the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the three months ended September 30, 1998 was 34.2% compared to 33.2% in the same period in the prior year. This increase can be primarily attributed to higher tax provisions related to certain foreign subsidiaries during the three months ended September 30, 1998.

Income from continuing operations for the three months ended September 30, 1998 of $16,227,000 compares to income from continuing operations of $16,041,000 for the same period last year. Income from continuing operations has increased $186,000 or 1.2% despite lower sales levels due primarily to improvements in gross profit margins and the decrease in selling, general and administrative expense.

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

The sale transaction resulted in a gain on the sale of discontinued operations in the nine months ended September 30, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

Net sales of the Company's discontinued operations for the nine months ended September 30, 1997 were $38,614,000. Loss from discontinued operations, net of taxes, for the nine months ended September 30, 1997 was $1,324,000.

YEAR 2000 COMPLIANCE

The Company is dependent upon information technology ("IT") systems in many aspects of its own business and relies upon other third-parties who are also dependent on IT systems. Many existing IT programs use only two digits to identify a year in the date field, which were designed and developed without considering the impact of the upcoming Year 2000. If not corrected or replaced, many computer applications could fail or create inaccurate results by or at the Year 2000 or in computations utilizing the date field (i.e. read the year 2000 as 1900 or something else). The Company has a program ("Year 2000 Program") underway, more fully described below, intended to timely identify, mitigate and/or prevent the adverse affects of the Year 2000 issue through an analysis of its own IT and non-IT systems, and to pursue the Year 2000 compliance of its critical third-party relationships.

State of Readiness:

The Company has substantially completed a comprehensive review of its information technology ("IT") systems and is still analyzing its non-IT systems and critical third-party relationships to identify those that may be affected by the Year 2000 issue. The Company's current Year 2000 status is as follows:

- The Company has undertaken a project to implement a new packaged computer software system for the global organization. The new enterprise-wide system will replace the current custom software that the Company utilizes to operate and manage its business. The new enterprise software system is Year 2000 compliant and the Company has obtained Year 2000 warranties or certifications from most of its major software suppliers. The implementation is expected to be completed by the first quarter of 1999 for the Company's domestic operations and by the fourth quarter of 1999 for the remainder of the Company's worldwide operations. Certain information will continue to be analyzed and historical information will be maintained using portions of the Company's current legacy systems which have been modified and tested to be Year 2000 compliant.

- The Company has developed a process for analyzing its non-IT systems and critical third-party relationships for Year 2000 compliance and expects to complete substantially all of such analysis by the first quarter of 1999. The Company is in the process of inquiring as to the Year 2000 readiness of each of such parties and seeking certifications of Year 2000 compliance from them.

Cost:

The total cost of the project including hardware, packaged software and project implementation is expected to be in excess of $13,000,000 exclusive of certain of the Company's foreign operations. Hardware, software and certain project costs will be capitalized as fixed assets and amortized over their useful lives. The remainder of the costs will be expensed as incurred.

At September 30, 1998, approximately $9,200,000 has been incurred of which $6,100,000 and $3,100,000 have been capitalized and expensed, respectively. All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

Risks:

Based upon currently available information, management has no reason to believe that the Company will not meet its compliance goals with respect to its IT systems and does not anticipate that the cost of effecting Year 2000 compliance, in excess of that described above, will have a material impact on the Company's financial condition, results of operations or liquidity. Nevertheless, achieving Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either the Company's internal IT or non-IT systems or the internal systems of one of more of its critical third parties fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Since the Company has not completed the data gathering phase, with respect to non-IT systems and critical third parties, of its Year 2000 Program, it cannot yet quantify the costs, if any, that may be required to remedy those non-IT systems or incurred in identifying and switching to compliant third parties, if necessary.

Contingency Plans:

The Company has certain contingency options that are available in the event of a Year 2000 failure. In the event the Company discovers that either internal IT or non-IT systems or the systems of critical third-party relationships will not be compliant, the Company will either obtain alternative IT or non-IT systems or modify its current legacy systems to become compliant, and, in the case of third parties, switch to other vendors or suppliers which have Year 2000 compliant systems. While there are certainly no fool-proof contingency plans that cover every possible failure, the Company intends to monitor and update its contingency plans and develop additional potential solutions throughout the implementation of its Year 2000 Program.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and cash equivalents and marketable securities of $207,578,000 compared to cash and cash equivalents and marketable securities of $202,001,000 at December 31, 1997.

On May 2, 1997, the Company sold substantially all of the assets of its wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc. The sale resulted in proceeds of $139,926,000 at September 30, 1998, which represents the selling price less escrow balances and costs associated with the transaction. The Company intends to use the proceeds of the sale of the Toy companies to pursue acquisitions of companies within the gift industry and for general corporate purposes.

Working capital requirements during the nine months ended September 30, 1998 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

At September 30, 1998, the Company had marketable securities of $154,944,000. These investments consist primarily of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining an economic hedge consisting of government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio of preferred securities and futures contracts and options positions are intended to produce offsetting capital gains and losses as interest rates change.

The Company enters into forward exchange contracts and currency options, principally to serve as economic hedges of the currency risk associated with the purchase of inventory and the repayment of intercompany loans by its European and Canadian operations. Gains and losses, related to contracts accounted for as hedges, are reported as a component of the related transactions. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

During the year ended December 31, 1997, the Board of Directors authorized the Company to repurchase an additional 1,000,000 shares of common stock for a total authorization of 4,000,000 shares. As of September 30, 1998, 2,951,100 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

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

         27.1 Financial Data Schedule.

b) During the quarter ended September 30, 1998, no reports on Form 8-K were filed.

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






                                           RUSS BERRIE AND COMPANY, INC.
                                                   (Registrant)



     11/10/98                              By  /s/Eric R. Lohwasser
     Date                                  Eric R. Lohwasser
                                           Vice President - Finance,
                                           Chief Financial Officer