Form 10-K
period 1998-12-31
RUSS BERRIE & CO INC
filed 1999-03-31
CIK 739878

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-8681

                         RUSS BERRIE AND COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW JERSEY                                          22-1815337
        (STATE OF OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

       111 BAUER DRIVE, OAKLAND, NEW JERSEY                                07436
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (201) 337-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
         Common Stock, $0.10 stated value                         New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1999 was $279,689,946.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of March 19, 1999, was as follows:

                       CLASS                                         NUMBER OF SHARES
                       -----                                         ----------------
         Common Stock, $0.10 stated value                               21,634,471

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Proxy Statement dated March 12, 1999, relating to registrant's Annual Meeting of Shareholders to be held on April 21, 1999 (the "1999 Proxy Statement"), are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and countries throughout the world. The Company's products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad and effective marketing of its products, efficient distribution, high product quality and commitment to customer service.

     The Company maintains a direct salesforce and distribution network to serve its customers in the United States, Europe and Canada. In countries where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold through distributors. See Note 16 of the Notes to Consolidated Financial Statements for more information regarding geographic information.

PRODUCTS

     The Company's product line of approximately 6,000 items (including distinctive variations on basic product designs) is marketed under the trade name and trademark RUSS(R). This extensive line encompasses both seasonal and everyday products that focus on theme or concept groupings. Products include stuffed animals, picture frames, candles, figurines and home decor gifts based on current fashions and trends. The Company maintains product depth in categories such as Bears From The Past, Stuffed Animals, Baby Products, Gentlemen's Gifts, Collectibles, Inspirational Gifts, Over-The-Hill, Lifestyles, Home Styles, Gifted Moments, Fun 'N Games and Anniversaries. Extensive seasonal lines include products for all of the major holidays. In addition, the Company's subsidiary, Bright of America, Inc., principally markets placemats and candles as well as aromatic products such as potpourri and incense, through its division, Scentex(R), directly to mass merchandisers.

     Most of the Company's products have suggested retail prices between $3 and $50. Product sales are highly diverse and, as such, no single item represented more than 2% of the Company's sales in 1998.

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

     The Company has approximately 170 employees responsible for product development and design located in the United States and in the Far East. Generally, a new design is brought to market in less than nine months after a decision is made to produce the product. Sales of the Company's products are, in large part, dependent on the Company's ability to identify and react quickly to changing consumer preferences and to effectively utilize its sales and distribution systems to bring new products to market.

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

     Substantially all of the Company's products are produced by independent manufacturers, generally in the Far East, under the supervision of Company personnel. During 1998, approximately 88% of the Company's products were produced in the Far East, and 12% in the United States. Purchases in the United States predominantly represent domestically produced displays, candles, placemats and printed materials such as cards and calendars.

     The Company utilizes approximately 110 manufacturers in the Far East, with facilities primarily in the People's Republic of China, Taiwan, Indonesia, Philippines and Thailand. During 1998, approximately 83% of the Company's dollar volume of purchases was attributable to manufacturing in the People's Republic of China. Legislation has been proposed from time to time that would revoke the most-favored nation status (which is a designation determined annually by the President of the United States, subject to possible override by Congress) of the People's Republic of China. Such a revocation would most likely cause import duties to increase or become applicable to products imported by the Company from the People's Republic of China.

     A significant portion of the Company's staff of approximately 280 employees in Hong Kong, Taiwan, Korea and the cities of Shenzhen and Qingdao in the People's Republic of China monitor the production process with responsibility for the quality, safety and prompt delivery of Company products as well as product development and design as described earlier. Members of the Company's Far East staff make frequent visits to the manufacturers for which they are responsible. Many of the Company's manufacturers are small operations, some selling exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company's products and the loss of any one manufacturer would not significantly affect the operations of the Company. In 1998, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 9% of such purchases and the five largest suppliers accounted for approximately 32% in the aggregate.

  Marketing

     The Company's products are marketed primarily through its own direct salesforce of approximately 510 full-time employees as of December 31, 1998. During 1998, the Company implemented a new sales strategy, domestically, which involved transitioning responsibility for smaller accounts from its reduced, direct salesforce to the Company's newly created telemarketing department. Currently, the Company has 28 full-time employees in its telemarketing department, with plans to continue to expand this department throughout 1999. Products are sold directly to retail stores in the United States and in certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores and military post exchanges. During 1998, the Company sold gift products to more than 57,000 customers. No single gift customer accounted for more than 2% of sales.

     The Company reinforces the marketing efforts of its salesforce through an active promotional program, including showrooms, participation in trade shows, trade and consumer advertising and a program of seasonal and theme based catalogs. Beginning in 1999, the Company initiated a new Russ(R) Marketing 2000 Plan which recognizes our most valued customers as "Preferred Partners", based upon attainment of certain sales levels, and offers them special benefits and privileges including, but not limited to, access to exclusive product offerings and dedicated customer service representatives.

     The Company believes that effective packaging and merchandising of its products are also very important to its marketing success. Many products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then be recycled or discarded when all the products have been sold. The Company also offers semi-permanent freestanding lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company's products.

     The Company believes that customer service is another essential component of its marketing strategy and therefore has established Customer Service Departments that respond to customer requests, investigate and resolve problems and generally assist customers.

     The Company's general terms of sale are believed to be competitive in the gift industry. The Company provides extended payment terms to customers, which does not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasons. The Company has a general policy that all sales are final and does not sell on consignment.

     The Company maintains a direct salesforce and distribution network to serve its customers in England, Holland, Belgium, Ireland, Spain, Germany, Austria and Canada. The Company's products are sold worldwide, through distributors, where the Company does not maintain a direct salesforce and distribution network. The Company's foreign sales, including export sales from the United States, aggregated $78,516,000, $73,366,000 and $66,840,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Distribution

     The Company has customers located in the United States and throughout the world. In order to serve them quickly and effectively, the Company maintains U.S. distribution centers in South Brunswick, New Jersey and Petaluma, California, each which receive products directly from suppliers and then distribute such products to the Company's customers. The Company also maintains a facility in the Toronto, Canada area for its Canadian customers and facilities in Southampton, England to serve its customers in Europe. The Company generally uses common carriers to distribute its products to its customers.

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

     During 1998, gift items specially designed for individual seasons accounted for approximately 52% of the Company's sales; no individual season accounted for more than 20% of the Company's sales.

     The following table sets forth the Company's quarterly sales during 1998, 1997 and 1996.

                                QUARTERLY SALES
                                 (IN MILLIONS)

                                                    1998             1997             1996
                                                -------------    -------------    -------------
QUARTER ENDED                                   SALES     %      SALES     %      SALES     %
-------------                                   -----    ----    -----    ----    -----    ----
March 31......................................  $74.6    27.6    $62.1    22.9    $56.5    25.0
June 30.......................................  $50.9    18.8    $58.5    21.6    $41.8    18.5
September 30..................................  $83.0    30.7    $87.5    32.2    $67.9    30.0
December 31...................................  $62.0    22.9    $63.2    23.3    $60.0    26.5

     The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher sales volume. In 1996, due to the earlier consumer-selling season, the Company shipped orders for Easter 1997 in the quarter ended December 31, 1996 as well as during the quarter ended March 31, 1997.

  Backlog

     It is characteristic of the Company's business that orders for seasonal merchandise are taken in advance of shipment. The Company's backlog at December 31, 1998 and December 31, 1997 was $31,962,000 and $33,390,000, respectively.

  Competition

     The gift industry is highly competitive. The Company believes that the principal competitive factors in the gift business are marketing ability, reliable delivery, product design, quality, customer service and price. The Company's principal competitors are Gund, Inc., Midwest Imports, Department 56, Inc., Boyds Collections LTD. (Inc.), Ganz Bros., Ty, Inc., Enesco Group Inc. and numerous small suppliers. Certain of the Company's existing or potential competitors may have financial resources that are greater than those of the Company.

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

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 1,500 persons. The Company considers its employee relations to be good; substantially all of the Company's employees are not covered by a collective bargaining agreement. The Company's policy is to require that its management, sales and product development and design personnel enter into confidentiality agreements and, in the case of sales management and sales personnel, non-competition agreements (subject to certain territorial limitations) which restrict their ability to compete with the Company for a period of six months after termination of their employment.

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

DISCONTINUED OPERATIONS

     Through May of 1997, the Company had operated two business segments; gift and toy. The gift business segment represents the Company's continuing line of operations which principally markets a line of products under the trade name RUSS(R). The Company's wholly-owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., represented the Company's Toy business segment.

     On May 2, 1997, the Company completed the sale of substantially all of the assets of Cap Toys, Inc. and OddzOn Products, Inc., to a wholly-owned subsidiary of Hasbro, Inc. Accordingly, the Toy business segment was reported as discontinued operations.

     The sale transaction resulted in a gain on the sale of discontinued operations in the year ended December 31, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax. Net sales of the Company's discontinued operations for the years ended December 31, 1997 and 1996 amounted to $38,614,000 and $151,380,000, respectively.

ITEM 2.  PROPERTIES

     The principal facilities of the Company's operations consist of its corporate offices in Oakland, New Jersey, and distribution centers in South Brunswick, New Jersey, and Petaluma, California. In May of 1997 the Company closed its Reynoldsburg, Ohio distribution center and moved the operations to its South Brunswick, New Jersey facility. The Company believes greater efficiencies can be achieved while maintaining a high level of service to its customers. Additionally, office and distribution facilities are located in Southampton, England and in the Toronto, Canada area. The Company owns the facility used by Bright of America, Inc. in Summersville, West Virginia, one of its facilities in Southampton, England and most of the office space it uses in Hong Kong. The Company's subsidiary, Amram's Distributing, Ltd., purchased land and constructed a building located in Brampton, Ontario, Canada to serve as its new office and distribution facility. Construction of the new facility was completed and began to be utilized during the fourth quarter of 1998. The Company leases its other facilities. The facilities of the Company are maintained in good operating condition, are adequate for the Company's purposes and are generally fully utilized, other than those that were closed as part of a restructuring of the Company's distribution system and the facility subleased in Canada due to the construction of the new office and distribution facility.

           THE COMPANY'S CURRENT PRINCIPAL FACILITIES ARE AS FOLLOWS:

                                                                     LEASE EXPIRATION
LOCATION -- DOMESTIC                               SQ. FT. AREA     (IF APPLICABLE)(1)
--------------------                               ------------    --------------------
Petaluma, California(2)(3).......................    234,200       June 30, 2004
Oakland, New Jersey(2)(4)........................    120,000       April 1, 2004
South Brunswick, New Jersey(2)(3)................    513,680       May 31, 2004
Summersville, West Virginia(5)(6)................    156,000       Not Applicable --
                                                                   Owned by the Company

                                                                     LEASE EXPIRATION
LOCATION -- FOREIGN                                SQ. FT. AREA     (IF APPLICABLE)(1)
-------------------                                ------------    --------------------
Southampton, England(6)..........................     61,000       March 25, 2003
Southampton, England(5)(6).......................     75,500       Not applicable --
                                                                   Owned by the Company
Brampton, Ontario, Canada(5)(6)..................    120,000       Not applicable --
                                                                   Owned by the Company
Hong Kong(5).....................................     25,630       Not applicable --
                                                                   Owned by the Company

---------------
(1) Not including renewal options.

(2) Properties owned directly or indirectly by Russell Berrie, Chairman and Chief Executive Officer, or members of his immediate family. See ITEM 13 -- "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(3) Regional distribution center.

(4) Corporate headquarters.

(5) Subsidiary (or division) headquarters.

(6) Subsidiary (or division) distribution center.

     The Company operates showroom facilities in Oakland, New Jersey; Los Angeles and San Francisco, California; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Seattle, Washington; Montreal, Vancouver and Toronto, Canada; Brussels, Belgium; Utrecht, Holland; and Kowloon, Hong Kong. In February 1999, the Company also opened a new showroom in Denver, Colorado. Certain showrooms are located within the facilities listed above, others are leased with remaining lease terms at these facilities ranging between one and six years.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, the possible effects of Year 2000 issues and other factors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.

NAME                          AGE                   POSITION WITH THE COMPANY
----                          ---                   -------------------------
Russell Berrie..............  66     Chairman, Chief Executive Officer and Director
Arnold S. Bloom.............  56     Vice President, Secretary and General Counsel
Paul Cargotch...............  54     Executive Vice President, Assistant Secretary and
                                     Director
Ricky Chan..................  46     Senior Vice President -- Product Development and
                                     Executive Vice President of Far East Operations
Chris Collins...............  36     Vice President -- Sales
Maureen A. Flotard..........  39     Vice President -- Business Development
J. Michael Hope.............  53     Vice President -- Sales Administration
Daniel J. Kochenash.........  40     Vice President -- Corporate Operations
Y.B. Lee....................  53     Senior Vice President -- Far East and President of
                                     Far East Operations
Eric R. Lohwasser...........  43     Vice President -- Finance and Chief Financial Officer
Ronald M. Miller............  39     Vice President -- Special Markets
James J. O'Reardon..........  55     Vice President -- Administration
Lloyd Winkler...............  50     Vice President

     Russell Berrie, the founder of the Company, has been Chairman and Chief Executive Officer of the Company since its incorporation in 1966.

     Arnold S. Bloom has been employed by the Company as Vice President, Secretary and General Counsel for more than the past five years.

     Paul Cargotch has been employed by the Company as Executive Vice President and Assistant Secretary since April 1998. Mr. Cargotch was Executive Vice President, Chief Financial Officer and Assistant Secretary since July 1996 and was Vice President -- Finance and Chief Financial Officer for more than five years prior thereto. Mr. Cargotch has served as a Director of the Company since July 1996.

     Ricky Chan has been employed by the Company as Senior Vice
President -- Product Development since July 1995. Prior to that, Mr. Chan was Vice President -- Creative Division since January 1991.

     Chris Collins has been employed as Vice President of Sales since January 1997. Mr. Collins held various managerial positions within the Company's salesforce for more than five years prior thereto.

     Maureen A. Flotard has been employed as Vice President of Business Development since January 1998. Ms. Flotard was Corporate Controller since July 1996 and was Director of Financial Planning for more than five years prior thereto.

     J. Michael Hope has been employed by the Company as Vice President of Sales Administration since November 1998. Mr. Hope was Vice President and General Manager of the Company's Petaluma Distribution Center for more than five years prior thereto.

     Daniel J. Kochenash has been employed by the Company as Vice President of Corporate Operations since January 1998. Prior to that, Mr. Kochenash was Director of Operations since June 1994. Prior to joining the Company, Mr. Kochenash was Director of Distribution at Simon & Schuster, Inc. since 1990.

     Y.B. Lee has been employed by the Company as President of Far East Operations since October 1996. Mr. Lee was Senior Vice President -- Far East since August 1996 and Senior Vice President -- Far East Plush Division for more than five years prior thereto.

     Eric R. Lohwasser has been employed by the Company as Vice
President -- Finance and Chief Financial Officer since April 1998. Mr. Lohwasser was Vice President -- Finance since July 1996 and Vice President -- Controller since December 1995 and was Corporate Controller for more than five years prior thereto.

     Ronald M. Miller has been employed as Vice President of Special Markets since February 1999. Mr. Miller was Vice President of National Accounts since March 1998 and held various managerial positions within the Company's salesforce for more than five years prior thereto.

     James J. O'Reardon has been employed by the Company as Vice President of Administration since September 1997. Mr. O'Reardon was Director of Administration/Internal Audit for more than five years prior thereto.

     Lloyd Winkler has been employed as Vice President since January 1999. Prior to that, Mr. Winkler was Vice President of the Russ Baby Division since March 1998 and prior to joining the Company, Mr. Winkler was President of the Halsey Collection, a ladies apparel import company, since 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At December 31, 1998, the Company's Common Stock was held by approximately 562 shareholders of record. The Company's Common Stock has been traded on the New York Stock Exchange since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

                                                              HIGH    LOW
                                                              ----    ---
1998
  First Quarter.............................................  $30 3/8 $23 5/8
  Second Quarter............................................   30 1/2  24 3/8
  Third Quarter.............................................   27 5/8  17 1/4
  Fourth Quarter............................................   23 1/2  15 3/4
1997
  First Quarter.............................................  $24 1/2 $17 5/8
  Second Quarter............................................   23 7/8  18 7/8
  Third Quarter.............................................   30 3/4  21 1/4
  Fourth Quarter............................................   31 9/16  24 5/8

     The Board of Directors declared its first dividend to holders of the Company's Common Stock in November, 1986. Since then, a cash dividend has been paid quarterly. The current quarterly rate is $0.20 per share, effective January 1999. Prior to that the quarterly rate was $0.19 per share since February 1998 and $0.17 per share since February 1997. The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its sole discretion.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1998       1997       1996       1995       1994
                                            --------   --------   --------   --------   --------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Net Sales.................................  $270,511   $271,336   $226,243   $213,918   $187,387
Cost of Sales.............................   115,499    119,769    105,018    101,059     93,127
Income (Loss) from Continuing Operations
  Before Income Taxes*....................    59,584     53,664     42,555     11,407     (5,157)
Provision (Benefit) for Income Taxes......    18,988     16,399     15,856      3,933     (2,254)
Income (Loss) from Continuing
  Operations..............................    40,596     37,265     26,699      7,474     (2,903)
Income (Loss) from Discontinued
  Operations, Net of Taxes................        --     (1,324)     4,978      9,066      8,230
Gain on Sale of Discontinued Operations,
  Net of Taxes**..........................        --     46,700         --         --         --
Net Income................................    40,596     82,641     31,677     16,540      5,327
Net Income (Loss) Per Share:
  Continuing Operations
     Basic................................      1.83       1.69       1.23        .35       (.14)
     Diluted..............................      1.81       1.67       1.22        .35       (.13)
  Discontinued Operations
     Basic................................        --       (.06)       .23        .42        .39
     Diluted..............................        --       (.06)       .23        .42        .38

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1998       1997       1996       1995       1994
                                            --------   --------   --------   --------   --------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Gain on Sale of Discontinued Operations
     Basic................................        --       2.12         --         --         --
     Diluted..............................        --       2.08         --         --         --
                                            --------   --------   --------   --------   --------
  Total
     Basic................................      1.83       3.75       1.46        .77        .25
     Diluted..............................      1.81       3.69       1.45        .77        .25
Dividends Per Share.......................       .76        .68        .60        .60        .60
BALANCE SHEET
Working Capital...........................  $299,695   $286,358   $187,373   $158,462   $152,455
Property, Plant and Equipment.............    35,340     21,287     21,765     23,464     24,319
Total Assets..............................   378,456    353,445    276,966    251,397    242,151
Shareholders' Equity......................   343,935    316,786    248,726    222,996    218,388
STATISTICAL
Current Ratio.............................       9.7        8.8        7.6        6.6        7.4
Return on Average Shareholders' Equity....      12.3%      29.2%      13.4%       7.5%       2.4%
Net Profit Margin.........................      15.0%      13.7%      11.8%       3.5%      (1.5)%
Number of Employees.......................     1,471      1,554      1,580      1,752      1,772

---------------
 * 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale of Papel/Freelance, Inc. 1996 includes the gain on sale of Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax and a reversal of a litigation provision of $4,450,000 before tax or $2,800,000 ($0.13 per share) after tax.

** 1997 includes the gain on sale of Cap Toys, Inc. and OddzOn Products, Inc. of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                RESULTS OF CONTINUING OPERATIONS -- YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

     The Company's net sales for the year ended December 31, 1998 were $270,511,000 compared to $271,336,000 for the year ended December 31, 1997. Net sales for the year ended December 31, 1998 reflects the positive customer response to the Company's redesign of its gift product line focusing on coordinated themes of product offerings; however, this was offset by lower sales levels during the implementation of the Company's new sales strategy which involved transitioning responsibility for smaller accounts from our reduced direct salesforce to the Company's newly created telemarketing department. Net sales for the year ended December 31, 1997 included shipments of certain beanbag products at levels that did not continue during the year ended December 31, 1998.

     Cost of sales were 42.7% of net sales in 1998 compared to 44.1% of net sales in 1997. The percentage decrease in cost of sales reflects the higher gross profit margins on sales of certain of the Company's product line concepts during the year ended December 31, 1998. The decrease also reflects the Company's successful efforts to manage inventory levels, resulting in a reduced need to effect sales through other than normal distribution channels and lower provisions required for inventory.

     Selling, general and administrative expense was $105,624,000 or 39.0% of net sales for the year ended December 31, 1998 compared to $104,152,000 or 38.4% of net sales in 1997, an increase of $1,472,000 or 1.4%. Included in the selling, general and administrative expense for the year ended December 31, 1998 was

$3,700,000 for costs associated with the design and implementation of a new computer software system. Included in selling, general and administrative expense for the year ended December 31, 1997 was a provision of $1,500,000 for costs associated with closing all remaining retail operations. Excluding these new computer system costs in 1998 and the provision in 1997, selling, general and administrative expense decreased $728,000 or 0.7% when compared to the prior year.

     Investment and other income of $10,196,000 for the year ended December 31, 1998 compares to $6,249,000 in 1997. The increase of $3,947,000 is primarily attributed to increased investment income relative to the Company's investment portfolio resulting from higher investment balances as a result of the proceeds from the sale of the Toy business segment in the second quarter of 1997 and income of $1,828,000 for the completion of a transitional agreement related to the sale of the Company's Papel/Freelance, Inc. subsidiary.

     The provision for income taxes as a percent of income before taxes for the year ended December 31, 1998 was 31.9% compared to 30.6% in the prior year. This increase can be primarily attributed to lower tax provisions related to certain foreign subsidiaries during the year ended December 31, 1997.

     Income from continuing operations for the year ended December 31, 1998 of $40,596,000 compares to income from continuing operations of $37,265,000 in 1997. The increase of $3,331,000 or 8.9% is primarily attributed to the improved gross profit margins and the increased investment income partially offset by the increase in selling, general and administrative expense and income of $1,152,000 after tax for the completion of a transitional agreement related to the sale of the Company's Papel/Freelance, Inc. subsidiary.

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

                RESULTS OF CONTINUING OPERATIONS -- YEARS ENDED
                           DECEMBER 31, 1997 AND 1996

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

     Selling, general and administrative expense was $104,152,000 or 38.4% of net sales for the year ended December 31, 1997 compared to $89,827,000 or 39.7% of net sales in 1996, an increase of $14,325,000 or 15.9%. As a percent of net sales, the decrease in selling, general and administrative expense can be attributed to fixed costs which were absorbed by the increase in net sales. Included in the selling, general and administrative expense for the year ended December 31, 1997 is a provision of $1,500,000 for costs associated with closing all of the Company's remaining retail operations. The year ended December 31, 1996 includes a provision of $900,000 related to costs associated with closing certain of the Company's remaining retail operations. Excluding these provisions, selling, general and administrative expense increased $13,725,000 or 15.4% when compared to the prior year. This increase can be primarily attributed to the increase in expenses required to support the higher sales levels, in particular compensation and travel costs associated with the salesforce.

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

     Income from continuing operations for the year ended December 31, 1997 of $37,265,000 compares to net income from continuing operations of $26,699,000 in 1996. Included in the results for the year ended December 31, 1996 is the gain on the sale of the Company's subsidiary, Papel/Freelance, Inc., of $3,000,000 after tax and the reversal of a litigation provision of $2,800,000 after tax. Excluding the gain and the litigation reversal, net income from continuing operations increased $16,366,000 or 78.3%. This increase in net income can be attributed to the increase in net sales, improved gross profit margins, increased investment income and lower effective tax rate partially offset by the increase in selling, general and administrative expense.

DISCONTINUED OPERATIONS

     Net sales of the Company's discontinued operations for the year ended December 31, 1997 amounted to $38,614,000. Net loss from discontinued operations for the year ended December 31, 1997 was $1,324,000.

YEAR 2000 COMPLIANCE

     The Company is dependent upon Information Technology (IT) systems in many aspects of its business and relies upon third parties who are also dependent on IT systems. Many existing IT programs use only two digits to identify a year in the date field and were designed and developed without considering the impact of the upcoming Year 2000. If not corrected or replaced, many computer applications could fail or create inaccurate results by or at the Year 2000 or in computations utilizing the date field (i.e. read the year 2000 as 1900 or something else). The Company has a program (Year 2000 Program) underway, more fully described below, intended to timely identify, mitigate and/or prevent the adverse effects of the Year 2000 issue through an analysis of its own IT and non-IT systems, and to pursue the Year 2000 compliance of its critical third-party relationships.

  State of Readiness:

     The Company has completed a comprehensive review of its IT systems and is still analyzing its non-IT systems and critical third-party relationships to identify those that may be affected by the Year 2000 issue. The Company's current Year 2000 status is as follows:

     - The Company has undertaken a project to implement a new packaged computer software system for the global organization. The new enterprise-wide system will replace the current custom and packaged software that the Company utilizes to operate and manage its business. Improvements in the Company's operational efficiency are expected. The new enterprise software system is Year 2000 compliant and the Company has obtained Year 2000 warranties or certifications from the major software suppliers involved with its new computer system. The implementation is expected to be completed by the end of the second quarter of 1999 for the Company's domestic operations and by the end of 1999 for the Canadian and European operations. The Company's Far East operations have modified its legacy systems and are expected to complete the installation and testing by the end of the second quarter of 1999. Certain of the Company's domestic information will continue to be analyzed and certain historical information will be maintained using portions of the Company's current legacy systems which are being modified and tested to become Year 2000 compliant.

     - The Company has developed a process for analyzing its non-IT systems and critical third-party relationships for Year 2000 compliance and expects to complete substantially all of such analysis by the end of the second quarter of 1999. The Company has inquired or will inquire as to the Year 2000 readiness of each of such parties and is seeking certifications of Year 2000 compliance from them. The

       Company will continue to pursue such Year 2000 compliance certification from each critical third-party relationship and, if necessary, begin its contingency plan of identifying alternative goods or service providers that are able to certify Year 2000 compliance. Despite the Company's specific efforts with respect to non-IT systems and critical third-party relationships, there is no absolute assurance that Year 2000 risks from non-IT systems and critical third-party relationships will be completely eliminated and will, therefore, not have a material adverse effect on the Company's operations and financial condition.

  Cost:

     The total cost of the project including hardware, packaged software and project implementation is expected to be approximately $20,000,000 including the Company's foreign operations. Hardware, software and certain project costs will be capitalized as fixed assets and amortized over their useful lives. The remainder of the costs will be expensed as incurred.

     At December 31, 1998, approximately $13,100,000 has been incurred of which $9,400,000 and $3,700,000 have been capitalized and expensed, respectively. All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

  Risks:

     The inability of IT and non-IT systems, in general, to accommodate dates after 1999 may cause disruptions throughout the world in the telecommunication, banking, credit card, transportation, utility, manufacturing, and other industries, as well as, many governmental services. If such disruptions occur, it is possible they could have a material adverse effect on businesses in general and on the Company in particular.

     Based upon currently available information, management believes that the Company will meet its compliance goals with respect to its IT systems and does not anticipate that the cost of effecting Year 2000 compliance, in excess of that described above, will have a material impact on the Company's financial condition, results of operations or liquidity. Nevertheless, achieving Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either the Company's internal IT or non-IT systems or the internal systems of one of more of its critical third-party relationships, or their critical third-party relationships, fail to achieve Year 2000 compliance, there could be a material adverse effect on the Company's business and its results of operations.

     Since the Company has not completed the data gathering phase, with respect to non-IT systems and critical third parties, of its Year 2000 Program, it cannot yet quantify the costs, if any, that may be required to remedy those non-IT systems or incurred in identifying and switching to compliant third parties, if necessary. The Company does rely heavily on numerous, foreign manufacturers with approximately 94% of its inventory purchases being produced in the Far East. The Company is currently assessing the status of such manufacturers and their dependence upon IT or non-IT systems, which it expects to complete by the end of the second quarter of 1999. There is no absolute assurance that the Company's business operations will not be disrupted if certain of these manufacturers are unable to timely deliver product to the Company in the Year 2000; however, during 1998 no individual supplier accounted for more than 9% and the five largest suppliers did not account for more than 32% of the Company's purchases.

  Contingency Plans:

     The Company has certain contingency options that are available in the event its Year 2000 Program for internal IT is not successful. If the Company cannot be assured during the second quarter of 1999, that the worldwide implementation of its enterprise-wide system, will be completed in the required timeframe, the Company will make a decision whether to complete the modifications already begun of its current legacy systems to become compliant. The Company estimates that the incremental effort to complete further evaluation, make the necessary modifications of active programs, and test and implement such changes would be completed by the end of the third quarter of 1999.

     If the Company determines that either its non-IT systems or critical third-party relationships will not be compliant, it will either obtain alternative non-IT systems, or in the case of third parties, switch to other vendors or suppliers which are Year 2000 compliant, if necessary.

     While there are certainly no foolproof contingency plans that cover every possible failure, the Company intends to monitor and update its contingency plans and develop additional potential solutions throughout the implementation of its Year 2000 Program. The Company is expending a significant amount of effort and resources towards its Year 2000 Program; however, based upon the risks previously identified, there is no absolute assurance that Year 2000 risks will not have a material adverse effect on the Company's operations and financial condition regardless of the efforts of its Year 2000 Program and various contingency plans.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash and cash equivalents and marketable securities of $225,823,000 compared to $202,001,000 at December 31, 1997.

     As of December 31, 1998 and 1997, the Company had marketable securities of $152,759,000 and $108,558,000, respectively, included in the amounts above. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

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

     The Company has available $70,000,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. At December 31, 1998, letters of credit of $13,158,000 were outstanding. There were no direct borrowings under the bank lines of credit. Working capital requirements during 1998 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

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

     As of December 31, 1998, the Board of Directors had authorized the Company to repurchase 4,000,000 shares of common stock of which 2,951,000 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990. In January 1999, the Board of Directors authorized the Company to repurchase 1,000,000 additional shares to bring the total authorization to 5,000,000 shares.

FORWARD-LOOKING STATEMENTS

     This Annual Report contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, the possible effects of Year 2000 issues and other factors.

ITEM 7A.  QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A sensitivity analysis to measure potential changes in market value of the Company's investments from a change in interest rates indicates that a one percentage point increase in interest rates would decrease the net aggregate market value of these investments by approximately $3,100,000 and a one percentage point decrease in interest rates would increase the net aggregate market value of these investments by approximately $2,600,000. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company, income from operations would decrease by approximately $530,000.

     Additional information required for this item is incorporated on page 14 of the Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 3 of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Russ Berrie and Company, Inc.:

     We have audited the accompanying consolidated balance sheet of Russ Berrie and Company, Inc. (a New Jersey Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above, appearing on pages 19 to 34 of this Form 10-K, present fairly, in all material respects, the financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-2 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 28, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Russ Berrie and Company, Inc.:

     We have audited the consolidated balance sheet of Russ Berrie and Company, Inc. and subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
January 31, 1997

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following selected financial data for the four quarters ended December 31, 1998 and 1997 are derived from unaudited financial statements and include, in the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation of the results for the interim periods presented. The quarter ended March 31, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale of Papel/Freelance, Inc. The quarter ended June 30, 1997 includes the gain on sale of discontinued operations of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

                                                                 FOR QUARTERS ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Net sales....................................   $74,636     $50,949        $82,969         $61,957
Gross profit.................................    41,899      28,687         49,322          35,104
Net income...................................   $ 9,933     $ 4,120        $16,227         $10,316
Net income per share
  Basic......................................   $   .45     $   .18        $   .73         $   .46
  Diluted....................................       .44         .18            .73             .46
1997
Net sales....................................   $62,071     $58,479        $87,530         $63,256
Gross profit.................................    34,607      32,071         50,055          34,834
Income from continuing operations............     6,471       4,788         16,041           9,965
(Loss) from discontinued operations, net of
  taxes......................................      (259)     (1,065)            --              --
Gain on sale of discontinued operations, net
  of taxes...................................        --      46,700             --              --
                                                -------     -------        -------         -------
Net income...................................   $ 6,212     $50,423        $16,041         $ 9,965
                                                =======     =======        =======         =======
Net income (loss) per share:
  Continuing operations
     Basic...................................   $   .29     $   .22        $   .73         $   .45
     Diluted.................................       .29         .21            .72             .45
  Discontinued operations
     Basic...................................      (.01)       (.05)            --              --
     Diluted.................................      (.01)       (.05)            --              --
  Gain on sale of discontinued operations
     Basic...................................        --        2.12             --              --
     Diluted.................................        --        2.08             --              --
  Total
                                                -------     -------        -------         -------
     Basic...................................   $   .28     $  2.29        $   .73         $   .45
                                                =======     =======        =======         =======
     Diluted.................................   $   .28     $  2.24        $   .72         $   .45
                                                =======     =======        =======         =======

                        CONSOLIDATED STATEMENT OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales..................................................  $270,511    $271,336    $226,243
  Cost of sales............................................   115,499     119,769     105,018
                                                             --------    --------    --------
  Gross profit.............................................   155,012     151,567     121,225
Selling, general and administrative expense................   105,624     104,152      89,827
Litigation.................................................        --          --      (4,450)
Investment and other income-net............................   (10,196)     (6,249)     (6,707)
                                                             --------    --------    --------
  Income from continuing operations before income taxes....    59,584      53,664      42,555
Provision for income taxes.................................    18,988      16,399      15,856
                                                             --------    --------    --------
  Income from continuing operations........................    40,596      37,265      26,699
  Income (Loss) from discontinued operations, net of
     taxes.................................................        --      (1,324)      4,978
  Gain on sale of discontinued operations, net of taxes....        --      46,700          --
                                                             --------    --------    --------
  Net income...............................................  $ 40,596    $ 82,641    $ 31,677
                                                             ========    ========    ========
Net income (loss) per share:
  Continuing operations
     Basic.................................................  $   1.83    $   1.69    $   1.23
     Diluted...............................................      1.81        1.67        1.22
  Discontinued operations
     Basic.................................................        --        (.06)        .23
     Diluted...............................................        --        (.06)        .23
  Gain on sale of discontinued operations
     Basic.................................................        --        2.12          --
     Diluted...............................................        --        2.08          --
                                                             --------    --------    --------
  Total
     Basic.................................................  $   1.83    $   3.75    $   1.46
                                                             ========    ========    ========
     Diluted...............................................  $   1.81    $   3.69    $   1.45
                                                             ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                  ACCUMULATED OTHER
                                                                                COMPREHENSIVE INCOME:
                                                                               ------------------------
                                                                                                NET
                                                                                             UNREALIZED
                                                       ADDITIONAL                FOREIGN      GAIN ON
                                              COMMON      PAID      RETAINED    CURRENCY     MARKETABLE   TREASURY
                                    TOTAL     STOCK    IN CAPITAL   EARNINGS   TRANSLATION   SECURITIES    STOCK
                                   --------   ------   ----------   --------   -----------   ----------   --------
BALANCE AT DECEMBER 31, 1995.....  $222,996   $2,401    $38,646     $221,722     $(1,916)         --      $(37,857)
Comprehensive income:
Net income.......................    31,677      --          --       31,677          --          --            --
Other comprehensive income, net
  of tax:
Foreign currency translation
  adjustment(net of tax of
  $1,435)........................     2,413      --          --           --       2,413          --            --
                                   --------
Comprehensive income.............    34,090
                                   --------
Share transactions under stock
  option plans (322,754
  shares)........................     4,666      32       4,634           --          --          --
Cash dividends ($0.60 per
  share).........................   (13,026)     --          --      (13,026)         --          --            --
                                   --------   ------    -------     --------     -------        ----      --------
BALANCE AT DECEMBER 31, 1996.....   248,726   2,433      43,280      240,373         497          --       (37,857)
Comprehensive income:
Net income.......................    82,641      --          --       82,641          --          --            --
Other comprehensive income, net
  of tax:
Foreign currency translation
  adjustment (net of tax benefit
  of $700).......................    (1,595)     --          --           --      (1,595)         --            --
Net unrealized gain on securities
  available-for-sale (net of tax
  of $43)........................        99      --          --           --          --          99            --
                                   --------
Comprehensive income.............    81,145
                                   --------
Share transactions under stock
  option plans (592,517
  shares)........................     9,964      60       9,904           --          --          --            --
Cash dividends ($0.68 per
  share).........................   (14,986)     --          --      (14,986)         --          --            --
Transactions in treasury shares
  (398,900 shares)...............    (8,063)     --          --           --          --          --        (8,063)
                                   --------   ------    -------     --------     -------        ----      --------
BALANCE AT DECEMBER 31, 1997.....  $316,786   $2,493    $53,184     $308,028     $(1,098)       $ 99      $(45,920)
Comprehensive income:
Net income.......................    40,596      --          --       40,596          --          --            --
Other comprehensive income, net
  of tax:
Foreign currency translation
  adjustment (net of tax of
  $72)...........................       154      --          --           --         154          --            --
Net unrealized gain on securities
  available-for-sale (net of tax
  of $156).......................       334      --          --           --          --         334            --
                                   --------
Comprehensive income.............    41,084
                                   --------
Share transactions under stock
  option plans (275,792
  shares)........................     5,396      27       5,369           --          --          --            --
Cash dividends ($0.76 per
  share).........................   (16,897)                         (16,897)         --          --            --
Transactions in treasury shares
  (103,500 shares)...............    (2,434)     --          --           --          --          --        (2,434)
                                   --------   ------    -------     --------     -------        ----      --------
BALANCE AT DECEMBER 31, 1998.....  $343,935   $2,520    $58,553     $331,727     $  (944)       $433      $(48,354)
                                   ========   ======    =======     ========     =======        ====      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED BALANCE SHEET AT DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Current assets
  Cash and cash equivalents.................................  $ 73,064    $ 93,443
  Marketable securities.....................................   152,759     108,558
  Accounts receivable, trade, less allowances of $2,622 in
     1998 and $2,233 in 1997................................    54,861      52,743
  Inventories -- net........................................    45,201      50,204
  Prepaid expenses and other current assets.................     3,006       8,980
  Deferred income taxes.....................................     5,325       9,089
                                                              --------    --------
          TOTAL CURRENT ASSETS..............................   334,216     323,017
Property, plant and equipment -- net........................    35,340      21,287
Other assets................................................     8,900       9,141
                                                              --------    --------
          TOTAL ASSETS......................................  $378,456    $353,445
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  4,249    $  4,471
  Accrued expenses..........................................    23,067      22,423
  Accrued income taxes......................................     7,205       9,765
                                                              --------    --------
          TOTAL CURRENT LIABILITIES.........................    34,521      36,659
Commitments and contingencies
Shareholders' equity
  Common stock: $0.10 stated value; authorized 50,000,000
     shares; issued 1998, 25,202,261 shares; 1997,
     24,926,469 shares......................................     2,520       2,493
  Additional paid in capital................................    58,553      53,184
  Retained earnings.........................................   331,727     308,028
  Accumulated other comprehensive income....................      (511)       (999)
  Treasury stock, at cost (2,957,214 shares at December 31,
     1998 and 2,853,714 shares at December 31, 1997)........   (48,354)    (45,920)
                                                              --------    --------
          TOTAL SHAREHOLDERS' EQUITY........................   343,935     316,786
                                                              --------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $378,456    $353,445
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                                              1998         1997        1996
                                                            ---------    ---------    -------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income................................................  $  40,596    $  82,641    $31,677
Adjustments to reconcile net income to net cash provided
  by continuing operating activities:
  Loss (income) -- discontinued operations, net of
     taxes................................................         --        1,324     (4,978)
  Gain on sale of discontinued operations, net of taxes...         --      (46,700)        --
  Gain on sale of subsidiary..............................     (1,828)          --     (4,800)
  Depreciation............................................      2,512        2,846      3,220
  Amortization of intangible assets.......................        119          149        155
  Provision for accounts receivable reserves..............      1,872        2,272      1,115
  Deferred income taxes...................................      3,764          618      3,469
  Net loss from sale or disposal of fixed assets..........        129          410        828
  Changes in assets and liabilities, net of effect of
     dispositions:
     Accounts receivable..................................     (3,990)      (5,660)   (14,109)
     Inventories -- net...................................      5,003        4,146      1,359
     Prepaid expenses and other current assets............       (339)        (109)       563
     Other assets.........................................        122          (42)       303
     Accounts payable.....................................       (222)         762        536
     Accrued expenses.....................................      1,515        3,647     (4,690)
     Accrued income taxes.................................     (2,560)       4,010      4,360
                                                            ---------    ---------    -------
       Total adjustments..................................      6,097      (32,327)   (12,669)
                                                            ---------    ---------    -------
          Net cash provided by continuing operating
            activities....................................     46,693       50,314     19,008
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities.........................   (158,342)    (226,379)        --
Proceeds from sale of marketable securities...............    114,475      117,920         --
Proceeds from sale of fixed assets........................        202        1,116        214
Capital expenditures......................................    (16,838)      (4,293)    (1,791)
Net proceeds from sale of subsidiary......................      1,828           --     18,325
Net proceeds from sale of discontinued operations.........      5,442      134,484         --
                                                            ---------    ---------    -------
          Net cash provided by (used in) investing
            activities....................................    (53,233)      22,848     16,748
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock....................      5,396        9,964      4,666
Dividends paid to shareholders............................    (16,897)     (14,986)   (13,026)
Purchase of treasury stock................................     (2,434)      (8,063)        --
                                                            ---------    ---------    -------
          Net cash (used in) financing activities.........    (13,935)     (13,085)    (8,360)
Effect of exchange rates..................................         96       (1,196)     1,441
Cash (used in) discontinued operations....................         --      (17,695)   (12,382)
                                                            ---------    ---------    -------
Net increase (decrease) in cash and cash equivalents......    (20,379)      41,186     16,455
Cash and cash equivalents at beginning of year............     93,443       52,257     35,802
                                                            ---------    ---------    -------
Cash and cash equivalents at end of year..................  $  73,064    $  93,443    $52,257
                                                            =========    =========    =======
CASH PAID DURING THE YEAR FOR:
  Interest................................................  $     141    $     197    $   130
  Income taxes............................................  $  17,784    $  33,882    $12,584

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS

     Russ Berrie and Company, Inc. and its subsidiaries design, manufacture through third parties and market a wide variety of gift products to retail stores throughout the United States and countries throughout the world.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Russ Berrie and Company, Inc. and its wholly owned subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions.

  Discontinued Operations

     The Notes to these consolidated financial statements reflect the continuing operations of the Company unless otherwise stated or indicated.

  Revenue Recognition

     The Company recognizes revenue from product sales, net of provisions for sales discounts, returns and allowances, upon shipment of product to the customer.

  Advertising Costs

     Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 1998, 1997 and 1996 amounted to $2,109,000, $2,112,000 and $1,327,000, respectively.

  Cash and Cash Equivalents

     Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less and approximate fair market value.

  Inventories

     Inventories, which mainly consist of finished goods, are stated at the lower of cost (first-in, first-out) or market value.

  Property

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to eighteen years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred.

     During 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which requires the capitalization of internal use software and other related costs under certain circumstances. The Company is implementing an enterprise-wide information system. External direct costs of materials and services and payroll costs of employees working solely on the application development stage of the project have been capitalized in accordance with SOP 98-1 (See Note 5). Capitalized costs of the project will be amortized over a period of one to five years commencing with when the system is placed in service. Training and travel costs related to the system implementation are expensed as incurred.

  Goodwill and Other Intangible Assets

     Included in other assets is goodwill, which represents the excess of purchase price of acquired assets over the fair market value of net assets acquired. Goodwill is amortized using the straight-line method over fifteen years or less. The Company evaluates the recoverability of goodwill based upon estimated future income and cash flows of operating entities. Impairments would be recognized in operating results to the extent that carrying value exceeds fair value. Other intangible assets acquired are amortized over the period for which benefit is derived, which ranges from three to five years. Goodwill and other intangible assets, net of accumulated amortization, was $501,000 and $620,000 at December 31, 1998 and 1997, respectively. Accumulated amortization amounted to $1,456,000 and $2,227,000 at December 31, 1998 and 1997,
respectively.

  Foreign Currency Translation

     Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries' financial statements, for which the local currency is the functional currency, are recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in investment and other income -- net (See Note 8).

  Accounting for Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

  Earnings Per Share

     The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated (See Note 10).

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

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB), issued SFAS No. 130, "Reporting Comprehensive Income" (SFAF No. 130), which became effective for the Company for the year ended December 31, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company has elected to include all information required by SFAS No. 130 in the Consolidated Statement of Changes in Shareholders' Equity and has reclassified earlier years presented, as required.

  Segment and Related Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," (SFAS No. 131) which became effective for the Company during the year ended December 31, 1998. SFAS No. 131 establishes standards for the disclosure of operating segment and related information and also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's consolidated results of operations or financial position but did affect the disclosure of segment and related information (See Note 16).

  Accounting for Derivatives and Hedging

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 or the calendar year 2000 for the Company and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing or method of adoption; however, such adoption could increase volatility in earnings and other comprehensive income.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

NOTE 3 -- FINANCIAL INSTRUMENTS

  Marketable Securities

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are considered available-for-sale investments. Accordingly, these investments are carried in the accompanying balance sheet at market value, with the difference between cost and market value recorded as a component of shareholders' equity, net of tax. Marketable securities are composed primarily of government fixed income securities. Additionally, included in marketable securities is a diversified portfolio of investment grade preferred securities.

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

     As of December 31, 1998, marketable securities consist of the following:

                                                             UNREALIZED
                                               COST        GAINS (LOSSES)    MARKET VALUE
                                           ------------    --------------    ------------
U.S. Government obligations..............  $ 43,116,000      $  (6,000)      $ 43,110,000
Municipal obligations....................    99,147,000        316,000         99,463,000
Preferred stock..........................     9,381,000        476,000          9,857,000
Futures contracts, options and other.....       480,000       (151,000)           329,000
                                           ------------      ---------       ------------
          Total marketable securities....  $152,124,000      $ 635,000       $152,759,000
                                           ============      =========       ============

     As of December 31, 1997, marketable securities consist of the following:

                                                             UNREALIZED
                                               COST        GAINS (LOSSES)    MARKET VALUE
                                           ------------    --------------    ------------
U.S. Government obligations..............  $  4,506,000      $  34,000       $  4,540,000
Municipal obligations....................    94,489,000        141,000         94,630,000
Preferred stock..........................     9,151,000         34,000          9,185,000
Futures contracts, options and other.....       313,000       (110,000)           203,000
                                           ------------      ---------       ------------
          Total marketable securities....  $108,459,000      $  99,000       $108,558,000
                                           ============      =========       ============

     Unrealized gains and losses with respect to available-for-sale investments are recorded, net of tax, in shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income.

  Foreign Currency Contracts

     The Company enters into forward exchange contracts, principally to serve as economic hedges of the currency risk associated with the purchase of inventory and repayment of intercompany loans by its United Kingdom and Canadian subsidiaries. These contracts enable the Company to buy and sell foreign currencies in the future at fixed exchange rates. Gains and losses related to contracts accounted for as hedges are reported as a component of the related transactions. The Company does not trade in foreign currency contracts to achieve short-term gains. At December 31, 1998 and 1997, the aggregate notional amount of foreign exchange contracts was $19,700,000 and $5,800,000, respectively. At December 31, 1998 and 1997, there were no carrying amounts related to foreign currency contracts in the Consolidated Balance Sheet.

     At December 31, 1998, the Company's forward exchange contracts have expiration dates which range from one to twenty months. The estimated fair value of the notional amount of the Company's forward exchange contracts based on quoted rates as of December 31, 1998 and 1997 were $19,722,000 and $5,705,000, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

  Concentrations of Credit Risk

     As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution. As of December 31, 1998, marketable securities of the Company were actively managed by five investment managers. These investment managers operate under guidelines which restrict the investment grade and type of investment and furthermore limit the dollar amount that can be invested in any one instrument.

     The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company's diverse customer base. The Company does not normally require collateral or other security to support credit sales.

NOTE 4 -- INVENTORY RESERVES

     As of December 31, 1998 and 1997, the Company has recorded reserves to reflect inventories at their estimated net realizable value. Management believes that such inventories are fairly stated. The reserve balance as of December 31, 1998 and 1997 was $14,048,000 and $15,292,000, respectively.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Land..............................................  $ 7,282,000    $ 6,199,000
Buildings.........................................   12,977,000      9,772,000
Machinery and equipment...........................   18,613,000     18,137,000
Furniture and fixtures............................    4,290,000      4,156,000
Leasehold improvements............................    7,997,000      7,916,000
                                                    -----------    -----------
                                                     51,159,000     46,180,000
Less accumulated depreciation and amortization....   25,542,000     24,893,000
                                                    -----------    -----------
                                                     25,617,000     21,287,000
Construction and system development in progress...    9,723,000             --
                                                    -----------    -----------
                                                    $35,340,000    $21,287,000
                                                    ===========    ===========

     Construction and system development in progress represents primarily the costs capitalized on the Company's implementation of an enterprise-wide information system in accordance with SOP 98-1.

NOTE 6 -- LINES OF CREDIT

     Under its existing domestic bank lines of credit, which are renewed annually, the Company has available $70,000,000 for direct borrowings and letters of credit at any one time.

     The maximum amount available to the Company's foreign operations at December 31, 1998, under local lines of credit, is $14,007,000. These lines provide for direct borrowings, letters of credit and overdraft facilities.

     In connection with the purchase of imported merchandise, the Company, at December 31, 1998, had letters of credit outstanding under all lines of $13,158,000.

NOTE 7 -- ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Accrued sales commissions.........................  $ 2,483,000    $ 3,310,000
Accrued litigation................................    1,212,000      1,250,000
Accrued payroll and incentive compensation........    3,354,000      3,546,000
Accruals relating to discontinued operations......    4,898,000      5,041,000
Other.............................................   11,120,000      9,276,000
                                                    -----------    -----------
                                                    $23,067,000    $22,423,000
                                                    ===========    ===========

NOTE 8 -- INVESTMENT AND OTHER INCOME -- NET

     The significant components of investment and other income -- net consist of the following:

                                                       YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1998           1997          1996
                                                -----------    ----------    ----------
Investment income.............................  $ 9,009,000    $6,866,000    $2,210,000
Interest expense..............................     (141,000)     (175,000)     (121,000)
Foreign currency transactions.................     (593,000)     (722,000)     (391,000)
Gain on sale of subsidiary....................    1,828,000            --     4,800,000
Other.........................................       93,000       280,000       209,000
                                                -----------    ----------    ----------
                                                $10,196,000    $6,249,000    $6,707,000
                                                ===========    ==========    ==========

     On January 17, 1996, the Company completed the sale of its subsidiary Papel/Freelance, Inc. The sale resulted in a gain of approximately $4,800,000 before tax, or $3,000,000 ($0.14 per share) after tax, which was recognized in the first quarter of 1996. During the year ended December 31, 1998, an additional $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax, relating to a transitional agreement, was received and recognized as income upon satisfaction of the terms of the agreement.

NOTE 9 -- INCOME TAXES

     The Company and its domestic subsidiaries file a consolidated Federal income tax return.

     Income from continuing operations before income taxes was:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------    -----------    -----------
United States...............................  $45,296,000    $38,330,000    $29,376,000
Foreign.....................................   14,288,000     15,334,000     13,179,000
                                              -----------    -----------    -----------
                                              $59,584,000    $53,664,000    $42,555,000
                                              ===========    ===========    ===========

     The provision for income taxes consists of the following:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------    -----------    -----------
CURRENT PROVISION:
Federal.....................................  $ 9,386,000    $10,870,000    $ 8,640,000
Foreign.....................................    4,610,000      4,353,000      3,003,000
State.......................................    1,430,000        558,000        744,000
                                              -----------    -----------    -----------
                                              $15,426,000    $15,781,000    $12,387,000
                                              -----------    -----------    -----------
DEFERRED PROVISION:
Federal.....................................  $ 3,597,000    $   618,000    $ 3,406,000
Foreign.....................................      (35,000)            --         63,000
State.......................................           --             --             --
                                              -----------    -----------    -----------
                                                3,562,000        618,000      3,469,000
                                              -----------    -----------    -----------
                                              $18,988,000    $16,399,000    $15,856,000
                                              ===========    ===========    ===========

     A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------    -----------    -----------
Tax at U.S. Federal statutory rate..........  $20,854,000    $18,782,000    $14,895,000
State income tax net of Federal tax
  benefit...................................      930,000        363,000        610,000
Foreign rate differences....................     (426,000)    (1,014,000)     1,011,000
Charitable contributions....................     (592,000)    (1,331,000)      (686,000)
Tax advantaged investment income............   (2,423,000)    (1,344,000)      (279,000)
U.K. advance corporation tax refund.........           --     (1,660,000)            --
Change in valuation allowance...............     (451,000)      (765,000)      (205,000)
Adjustment of estimated liabilities.........           --      1,950,000        271,000
Other, net..................................    1,096,000      1,418,000        239,000
                                              -----------    -----------    -----------
                                              $18,988,000    $16,399,000    $15,856,000
                                              ===========    ===========    ===========

     The Company had a valuation allowance at December 31, 1998 and 1997 of $768,000 and $1,219,000, respectively (primarily relating to deferred state income taxes) to reflect the estimated amount of deferred tax assets which may not be realized.

     The components of the net deferred tax asset, net of the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
ASSETS (LIABILITIES):
Inventory capitalization............................  $1,800,000    $1,972,000
Reserves not deducted for tax purposes..............   2,740,000     5,756,000
Accrued future lease obligations....................     145,000       329,000
Litigation..........................................     466,000       498,000
Depreciation........................................    (121,000)       21,000
Unrealized gain on marketable securities............    (202,000)           --
Other...............................................     497,000       513,000
                                                      ----------    ----------
Net deferred tax asset..............................  $5,325,000    $9,089,000
                                                      ==========    ==========

     Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries' undistributed earnings less those earnings deemed to be permanently reinvested. The amount of such earnings deemed permanently reinvested was approximately $59,372,000 as of December 31, 1998. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable.

NOTE 10 -- EARNINGS PER SHARE

     In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share," which requires presentation in the Consolidated Statement of Income of both basic and diluted earnings per share. Earnings per common share (basic) as calculated in accordance with this Statement does not differ from earnings per share reported in prior periods.

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Average common shares outstanding..............  22,225,000    22,026,000    21,698,000
Dilutive effect of common shares issuable(1)...     162,000       351,000       156,000
                                                 ----------    ----------    ----------
Average common shares outstanding assuming
  dilution.....................................  22,387,000    22,377,000    21,854,000
                                                 ==========    ==========    ==========

---------------
(1) Issuable under stock option plans.

     Stock options outstanding at December 31, 1998 and 1996 to purchase 213,550 and 78,500 shares, respectively, of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares during the respective years. At December 31, 1997 there were no such stock options.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Certain buildings, referred to in Note 12, are leased from Russell Berrie, the Company's majority shareholder, or entities owned or controlled by him. Rentals under these leases for the years ended December 31, 1998, 1997 and 1996 were $3,931,000, $4,122,000 and $4,042,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $7,943,000 as of December 31, 1998, $2,000,000 of which is collateralized by assets of the Company.

     The Company also leased a facility through October 1997 from a partnership in which a director of the Company is a general partner. Annual rentals under this lease agreement for the years ended December 31, 1997 and 1996 were $830,000 and $996,000, respectively.

     The Company paid to an investment banking firm, of which a Director of the Company is a Vice Chairman, fees with regard to the sale of the Toy business segment (See Note 18). The total amount of transaction fees paid during the year ended December 31, 1997 amounted to $1,632,000.

NOTE 12 -- LEASES

     At December 31, 1998, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to seven years.

     Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $6,052,000, $6,415,000 and $6,834,000, respectively.

     The approximate aggregate minimum future rental payments as of December 31, 1998 under operating leases are as follows:

1999.....................................................  $5,823,000
2000.....................................................   5,618,000
2001.....................................................   5,357,000
2002.....................................................   4,922,000
2003.....................................................   4,180,000
Thereafter...............................................   1,930,000

NOTE 13 -- STOCK REPURCHASE PROGRAM

     As of December 31, 1998, the Board of Directors had authorized the Company to purchase 4,000,000 shares of common stock of which 2,951,000 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990. In January 1999, the Board of Directors authorized the Company to repurchase 1,000,000 additional shares to bring the total authorization to 5,000,000 shares.

NOTE 14 -- STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

     The Company has three Stock Option Plans and an Employee Stock Purchase Plan. As of December 31, 1998, there were 2,586,478 shares of common stock reserved for issuance under all stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options granted for these stock plans. Had compensation cost for the Company's three Stock Option Plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date in 1998, 1997 and 1996, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------    -----------    -----------
Net income -- as reported...................  $40,596,000    $82,641,000    $31,677,000
Net income -- pro forma.....................  $39,686,000    $82,091,000    $30,951,000
Earnings per share (basic) -- as reported...        $1.83          $3.75          $1.46
Earnings per share (basic) -- pro forma.....        $1.79          $3.73          $1.43

     The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Dividend yield..............................................   2.90%     3.68%     3.75%
Risk-free interest rate.....................................   5.70%     6.05%     6.05%
Volatility..................................................  40.37%    37.32%    32.09%
Expected life (years).......................................    3.0       3.1       3.5

     The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Dividend yield..............................................   2.90%     3.68%     3.75%
Risk-free interest rate.....................................   5.52%     5.63%     5.44%
Volatility..................................................  40.37%    37.32%    32.09%
Expected life (years).......................................    1.0       1.0       1.0

     The option price for all stock option plans is equal to the closing price of the Company's common stock as of the date the option is granted. All stock options vest one year from the grant date. Options expire 10 years from the date of grant. Information regarding these option plans for 1998, 1997 and 1996 is as follows:

                                                               ALL STOCK OPTION PLANS
                                                            ----------------------------
                                                                            WEIGHTED
                                                                             AVERAGE
                                                              SHARES     EXERCISE PRICE
                                                            ----------   ---------------
Outstanding as of December 31, 1995.......................   1,250,183            15.401
Options Granted...........................................     360,547            13.625
Options Exercised.........................................    (314,476)           13.549
Options Cancelled.........................................    (127,478)           15.965
                                                            ----------
Outstanding as of December 31, 1996.......................   1,168,776            15.291
Options Granted...........................................     323,852            18.500
Options Exercised.........................................    (565,016)           14.406
Options Cancelled.........................................    (165,319)           19.212
                                                            ----------
Outstanding as of December 31, 1997.......................     762,293            16.577
Options Granted...........................................     223,569            26.250
Options Exercised.........................................    (250,386)           16.221
Options Cancelled.........................................     (41,548)           19.377
                                                            ----------
Outstanding as of December 31, 1998.......................     693,928            19.654
Option price range at December 31, 1998...............................   $9.59 to $26.25
Option price range for exercised shares...............................   $9.59 to $18.50
Options available for grant and reserved for future issuance at
  December 31, 1998...................................................         2,496,002

     The weighted-average fair value of options granted, on a per share basis, during the years 1998, 1997 and 1996 was $7.31, $4.70 and $3.19, respectively.

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                       -----------------------------------------------   ----------------------------
                         NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
                       OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
EXERCISE PRICES        AT 12/31/98   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/98   EXERCISE PRICE
---------------        -----------   ----------------   --------------   -----------   --------------
$12.670..............        755     Expires 1/1/99        $12.670             755         12.670
 10.090..............      4,250     1 year                 10.090           4,250         10.090
  9.590..............      3,231     2 years                 9.590           3,231          9.590
 12.500..............     12,894     3 years                12.500          12,894         12.500
 17.670..............    132,841     4 years                17.670         132,841         17.670
 14.875..............     53,802     5 years                14.875          53,802         14.875
 13.750..............     36,024     6 years                13.750          36,024         13.750
 13.625..............     47,515     7 years                13.625          47,515         13.625
 18.500..............    189,066     8 years                18.500         189,066         18.500
 26.250..............    213,550     9 years                26.250               0         26.250
                         -------                                           -------
                         693,928                                           480,378

     Under the Employee Stock Purchase Plan, the purchase price is 90% of the closing market price of the stock on the first business day of the Plan year. Information regarding the Employee Stock Purchase Plan for 1998, 1997 and 1996 is as follows:

                          EMPLOYEE STOCK PURCHASE PLAN

                                                             1998      1997     1996
                                                            -------   ------   ------
Exercise Price............................................  $23.625   $16.65   $12.26
Shares Issued.............................................    1,295   22,780   23,117

     As of December 31, 1998, the Employee Stock Purchase Plan has 90,476 shares reserved for future issuance.

NOTE 15 -- 401(K) PLAN

     The Company maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation to the 401(k) Plan and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 1998, 1997 and 1996 was $733,000, $737,000 and $583,000, respectively.

NOTE 16 -- SEGMENT, GEOGRAPHIC AND RELATED INFORMATION

     The Company's continuing operations comprise one operating segment, offering an extensive line of products including stuffed animals, picture frames, candles, figurines and home decor gifts based on current fashions and trends. The following table represents financial data of the Company, under the basis by which the Company has chosen to organize itself, by geographic area:

                                               1998            1997            1996
                                           ------------    ------------    ------------
REVENUES:
United States............................  $194,270,000    $200,664,000    $163,906,000
Europe...................................    37,776,000      34,611,000      30,571,000
Other....................................    38,465,000      36,061,000      31,766,000
                                           ------------    ------------    ------------
          Total..........................  $270,511,000    $271,336,000    $226,243,000
                                           ============    ============    ============
INCOME FROM CONTINUING OPERATIONS:
United States............................  $ 30,883,000    $ 26,284,000    $ 18,588,000
Europe...................................     2,967,000       2,890,000       2,294,000
Other....................................     6,746,000       8,091,000       5,817,000
                                           ------------    ------------    ------------
          Total..........................  $ 40,596,000    $ 37,265,000    $ 26,699,000
                                           ============    ============    ============
IDENTIFIABLE ASSETS:
United States............................  $304,700,000    $290,413,000    $121,360,000
Europe...................................    36,837,000      30,438,000      33,955,000
Other....................................    36,919,000      32,594,000      37,625,000
                                           ------------    ------------    ------------
          Total..........................  $378,456,000    $353,445,000    $192,940,000
                                           ============    ============    ============

     There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States. Outside of the United States, no single country would be deemed material for separate disclosure. The Company has no single customer representing greater than 10% of consolidated revenues.

NOTE 17 -- LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, the financial position or the cash flows of the Company.

     Included in income, for the year ended December 31, 1996, is a reversal of a litigation provision of $4,450,000 before tax. This reversal was due to a settlement of certain litigation.

NOTE 18 -- DISCONTINUED OPERATIONS

     On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly owned subsidiary of Hasbro, Inc. These two subsidiaries represented the Company's Toy business segment. The Toy business segment is reported as discontinued operations for the years ended December 31, 1997 and 1996. The sale transaction resulted in a gain on the sale of discontinued operations in the year ended December 31, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax. The Company believes it has adequately provided for any contingencies related to discontinued operations.

     Amounts included in net (loss) income from discontinued operations for the Toy business segment for the years ended December 31 were as follows:

                                                      1997            1996
                                                   -----------    ------------
Net sales........................................  $38,614,000    $151,380,000
(Loss) income before taxes.......................   (2,483,000)      7,804,000
(Benefit) provision for income taxes.............   (1,159,000)      2,826,000
                                                   -----------    ------------
Net (loss) income................................  $(1,324,000)   $  4,978,000
                                                   ===========    ============

     Advertising costs for discontinued operations for the years ended December 31, 1997 and 1996 amounted to $4,336,000 and $27,683,000, respectively.

     Amortization costs related to intangible assets for the years ended December 31, 1997 and 1996 amounted to $851,000 and $2,512,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to this item appears under the caption "ELECTION OF DIRECTORS" on pages 1 through 3 and "SECTION 16 COMPLIANCE" on page 14 of the 1999 Proxy Statement, which is incorporated herein by reference and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" on pages 7 and 8 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to this item appears under the caption "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD" on page 3, "DIRECTOR COMPENSATION" on pages 3 and 4, "EXECUTIVE COMPENSATION" on pages 10 through 13 and "COMPENSATION COMMITTEE REPORT" on pages 5 and 6 in the 1999 Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to this item appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT" on pages 8 and 9 and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" on pages 9 and 10 of the 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item appears under the captions "EXECUTIVE COMPENSATION" on pages 10 through 13, "CERTAIN TRANSACTIONS" on pages 13 and 14 and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" on page 6 of the 1999 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT.

                                                               PAGE NUMBER
                                                              IN THIS REPORT
                                                              --------------
1.  FINANCIAL STATEMENTS:
Report of Independent Public Accountants -- 1998 and 1997...     16
Report of Independent Public Accountants -- 1996............     17
Consolidated Statement of Income for the years ended
  December 31, 1998, 1997 and 1996..........................     19
Consolidated Statement of Changes in Shareholders' Equity
  for the years ended 1998, 1997 and 1996...................     20
Consolidated Balance Sheet at December 31, 1998 and 1997....     21
Consolidated Statement of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................     22
Notes to Consolidated Financial Statements..................    23-34
2.  FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts............     S-2

   Other schedules are omitted because they are either not applicable or not required or the
   information is presented in the Consolidated Financial Statements or Notes thereto.

3.  EXHIBITS:

 EXHIBIT
   NO.
 -------
 3.1(a)     Restated Certificate of Incorporation of the Registrant and
            amendment thereto.(9)
    (b)     Certificate of Amendment to Restated Certificate of
            Incorporation of the Company filed April 30, 1987.(23)
 3.2(a)     By-Laws of the Registrant.(9)
    (b)     Amendment to Revised By-Laws of the Company adopted April
            30, 1987.(23)
    (c)     Amendment to Revised By-Laws of the Company adopted February
            18, 1988.(23)
    (d)     Amendment to Revised By-Laws of the Company adopted July 25,
            1995.(28)
 4.1        Form of Common Stock Certificate.(1)
10.1(a)     Russ Berrie and Company, Inc. Stock Option and Restricted
            Stock Plan.(2)
    (b)     Amendment to the Russ Berrie and Company, Inc. Stock Option
            and Restricted Stock Plan.(11)
10.2(a)     Russ Berrie and Company, Inc. Stock Option Plan for Outside
            Directors.(3)
    (b)     Amendment to the Russ Berrie and Company, Inc. Stock Option
            Plan for Outside Directors.(11)
10.3        Russ Berrie and Company, Inc. Profit Sharing Plan.(3)
10.4        Agreement dated January 26, 1982 between the Registrant and
            A. Curts Cooke and amendment thereto dated March 10,
            1984.(3)
10.26       Lease Agreement, dated April 1, 1981, between Tri-State
            Realty and Investment Company and Russ Berrie and Company,
            Inc.(4)
10.27       Guaranty, dated March 20, 1981, from Russ Berrie and
            Company, Inc. and Russell Berrie to the New Jersey Economic
            Development Authority and Midlantic National Bank as
            Trustee.(4)
10.28       Mortgage, dated April 6, 1981, between Tri-State Realty and
            Investment Company and the New Jersey Economic Development
            Authority.(4)

 EXHIBIT
   NO.
 -------
10.29       Credit and Security Agreement, dated as of March 1, 1981,
            between the New Jersey Economic Development Authority and
            Tri-State Realty and Investment Company.(4)
10.30       Assignment of Leases, Rents & Profits, dated April 6, 1981, by Tri-State Realty and Investment Company to the New Jersey
            Economic Development Authority.(4)
10.31       Note, dated April 6, 1981, made by Tri-State Realty and
            Investment Company to the order of the New Jersey Economic
            Development Authority in the principal amount of
            $2,000,000.(4)
10.32       Specimen of State of New Jersey Economic Development
            Authority $2,000,000 Economic Development Bond (Tri-State
            Realty and Investment Company -- 1980 Project), dated April
            6, 1981.(4)
10.33       Lease, dated December 28, 1983, between Russell Berrie and
            Russ Berrie and Company, Inc.(4)
10.35       Guarantee dated as of December 1, 1983, from Russ Berrie and
            Company, Inc. to the New Jersey Economic Development
            Authority, Bankers Trust Company as Trustee and each Holder of a Bond.(4)
10.36       Letter of Credit and Reimbursement Agreement, dated as of
            December 1, 1983, between Russ Berrie and Company, Inc. and
            Citibank, N.A.(4)
10.37       Loan Agreement, dated as of December 1, 1983, between the
            New Jersey Economic Development Authority and Russell
            Berrie.(4)
10.38       Mortgage, dated December 28, 1983, between Russell Berrie
            and Citibank, N.A.(4)
10.39       Form of New Jersey Economic Development Authority
            Variable/Fixed Rate Economic Development Bond (Russell
            Berrie -- 1983 Project).(4)
10.51       Grant Deed, dated June 28, 1982, from Russ Berrie and
            Company, Inc. to Russell Berrie.(1)
10.52       Russ Berrie and Company, Inc. 1989 Employee Stock Purchase
            Plan.(13)
10.53(a)    Russ Berrie and Company, Inc. Stock Option Plan.(6)
     (b)    Amendments to the Russ Berrie and Company, Inc. Stock Option
            Plan.(11)
10.68(a)    Lease Agreement, dated as of May 1, 1977, between Fred T.
            Reisman and Associates Limited, Amram's Distributing, LTD,
            and Alfa Romeo (Canada) Limited.(8)
     (b)    Lease Agreement, dated April 8, 1986, between Pensionfund
            Realty Limited and Amram's Distributing LTD.(9)
10.70       Amendment, dated October 29, 1985 to the restated Russ
            Berrie and Company, Inc. Profit Sharing Plan.(8)
10.73       Russ Berrie and Company, Inc. Deferred Compensation Plan.(9)
10.76(a)    Lease agreement, dated September 17, 1987, between Forsgate
            Industrial Complex and Russ Berrie and Company, Inc.(11)
     (b)    Amendment, dated March 18, 1988, between Forsgate Industrial
            Complex and Russ Berrie and Company, Inc.(11)
10.77       Lease agreement, dated July 1, 1987, between Hunter Street,
            Inc. and Russ Berrie and Co. (West), Inc.(11)
10.78       Lease agreement, dated October 1, 1987, between David
            Benjamin and Nicole Berrie, Lakeland Trust and Russ Berrie
            and Company, Inc.(11)
10.80       Russ Berrie and Company, Inc. 1989 Stock Option Plan.(14)
10.81       Russ Berrie and Company, Inc. 1989 Stock Option Plan for
            Outside Directors.(15)
10.82       Russ Berrie and Company, Inc. 1989 Stock Option and
            Restricted Stock Plan.(16)
10.83       Lease Agreement dated November 7, 1988 between A. Mantella &
            Sons Limited and Amram's Distributing, Ltd.(17)
10.84       Lease Agreement dated November 7, 1988 between Russell
            Berrie and Russ Berrie and Company, Inc.(17)
10.86       Lease Agreement dated June 8, 1989 between Americana
            Development, Inc. and Russ Berrie and Company, Inc.(18)
10.87       Lease dated December 25, 1989 between Kestrel Properties,
            Ltd. and Russ Berrie (U.K.) Ltd.(18)

 EXHIBIT
   NO.
 -------
10.89       Amendment dated January 9, 1989 to Letter of Credit and
            Reimbursement Agreement dated as of December 1, 1983 between
            Russ Berrie and Company, Inc. and Citibank, N.A.(18)
10.91(a)    Assignment of Underlease of Unit 10 Nursling Industrial
            Estate, Marks and Spencer plc to Russ Berrie (U.K.)
            Limited.(19)
     (b)    Underlease of Unit 10 Nursling Estate County of Hants.(19)
10.92       Agreement for sale and purchase of parts or shares of Sea
            View Estate between Sino Rank Company Limited and Tri Russ
            International (Hong Kong) Limited dated March 10, 1990.(19)
10.95(a)    Asset Purchase Agreement dated September 18, 1990 by and
            among Bright, Inc., Bright of America, Inc., Bright Crest,
            LTD. and William T. Bright.(19)
     (b)    Non-Compete Agreement dated September 18, 1990 by and
            between William T. Bright and Bright, Inc.(19)
     (c)    Deed of Trust dated September 18, 1990 by and among Bright,
            Inc., F.T. Graff Jr. and Louis S. Southworth, III, Trustees,
            and Bright of America, Inc.(19)
     (d)    Guaranty Agreement dated September 18, 1990 executed by Russ
            Berrie and Company, Inc. delivered to Bright of America,
            Inc. and Bright Crest, LTD.(19)
     (e)    Guaranty Agreement dated September 18, 1990 executed by Russ
            Berrie and Company, Inc. delivered to William T. Bright.(19)
10.97       Russ Berrie and Company, Inc. Retirement Plan Amended and
            Restated Effective January 1, 1989.(19)
10.101(a)   Sale and Purchase Agreement dated October 16, 1991 by and
            among Weaver Corp. and Papel/Freelance, Inc.(20)
      (b)   Non-competition Agreement made October 16, 1991 by and among
            Weaver Corp., an Indiana corporation, Steven Weaver and
            Papel/Freelance, Inc. a Pennsylvania corporation.(20)
10.102      Transfer of Freehold land between British Telecommunications plc and BT Property Limited and Russ Berrie (UK) Ltd.(21)
10.103      Executive Employment Agreement dated December, 1992 between
            Russ Berrie and Company, Inc. and Bernard Tenenbaum.(21)
10.104      Russ Berrie and Company, Inc. 1994 Stock Option Plan.(21)
10.105      Russ Berrie and Company, Inc. 1994 Stock Option Plan for
            Outside Directors.(21)
10.106      Russ Berrie and Company, Inc. 1994 Stock Option and
            Restricted Stock Plan.(21)
10.107      Russ Berrie and Company, Inc. 1994 Employee Stock Purchase
            Plan.(21)
10.108      Asset Purchase Agreement dated October 1, 1993 by and
            between RBTACQ, Inc. and Cap Toys, Inc.(22)
10.109      Asset Purchase Agreement I.C. September 30, 1994 by and
            among RBCACQ, Inc. and OddzOn Products, Inc., Scott
            Stillinger and Mark Button.(23)
10.110      Asset Purchase Agreement By and Among PF ACQUISITION CORP.,
            ZEBRA CAPITAL CORPORATION, PAPEL/FREELANCE, INC. and RUSS
            BERRIE AND COMPANY, INC. dated December 15, 1995.(24)
10.111      Agreement dated December 17, 1996, by and between Russ
            Berrie and Company, Inc. and A. Curts Cooke.(25)
10.112      Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan.(25)
10.113      Asset Purchase Agreement dated as of May 2, 1997 among Russ
            Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys,
            Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto.(26)
10.114      First Amendment of Agreement dated June 5, 1997, by and
            between Russ Berrie and Company, Inc. and A. Curts
            Cooke.(27)
10.115      Agreement of Purchase and Sale between Amram's Distributing
            Ltd. and Metrus Properties Ltd. dated November 25, 1997.(27)
10.116      Russ Berrie and Company, Inc. 1999 Stock Option Plan.(28)
10.117      Russ Berrie and Company, Inc. 1999 Stock Option Plan for
            Outside Directors.(28)
10.118      Russ Berrie and Company, Inc. 1999 Stock Option and
            Restricted Stock Plan.(28)

 EXHIBIT
   NO.
 -------
10.119      Russ Berrie and Company, Inc. 1999 Employee Stock Purchase
            Plan.(28)
10.120      Second Amendment of Agreement dated January 13, 1999, by and between Russ Berrie and Company, Inc. and A. Curts Cooke.
10.121      Executive Employment Agreement dated April 2, 1998 between
            Russ Berrie and Company, Inc. and Paul Cargotch.
10.122      Exercise of option to extend terms of leases dated December
            28, 1983 and March 7, 1988 between Russell Berrie and
            Russell Berrie and Company, Inc.
21.1        List of Subsidiaries
23.1        Report of Independent Accountants -- 1996
23.2        Consent of Independent Public Accountants -- 1998 and 1997
23.3        Consent of Independent Accountants -- 1996
27.1        Financial Data Schedule -- 1998

---------------
 (1) Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1, as filed on March 29, 1984.

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

(24) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(25) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(26) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(27) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.

(28) Incorporated by reference to Form S-8 Registration Statement No. 333-70081 as filed on January 4, 1999.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

  Undertaking

     In order to comply with amendments to the rules governing the use of Form S-8 under the Securities Act of 1933, as amended, as set forth in Securities Act Release No. 33-6867, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Forms S-8 (File Nos. 2-96238, 2-96239, 2-96240, 33-10779, 33-26161, 33-27406, 33-27897, 33-27898, 33-51823 and 333-70081):

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

                                          Russ Berrie and Company, Inc.
                                          (Registrant)

                                          By /s/ ERIC R. LOHWASSER

                                          --------------------------------------
                                          Eric R. Lohwasser
                                          Vice President -- Finance and Chief
                                          Financial Officer
                                            (Principal Financial and Accounting
                                          Officer)
     3-26-99
--------------------------------------------------------------------------------
       Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURES                         DATE
                    ----------                         ----
/s/ RUSSELL BERRIE
---------------------------------------------------
Russell Berrie, Chairman of the Board,
  Chief Executive Officer and Director
  (Principal Executive Officer)                       3/30/99

/s/ PAUL CARGOTCH
---------------------------------------------------
Paul Cargotch, Executive Vice President,
  Assistant Secretary and Director                    3/22/99

/s/ RAPHAEL BENAROYA
---------------------------------------------------
Raphael Benaroya, Director                            3/22/99

/s/ ANGELICA BERRIE
---------------------------------------------------
Angelica Berrie, Director                             3/26/99

/s/ ILAN KAUFTHAL
---------------------------------------------------
Ilan Kaufthal, Director                               3/23/99

/s/ CHARLES KLATSKIN
---------------------------------------------------
Charles Klatskin, Director                            3/30/99

/s/ JOSEPH KLING
---------------------------------------------------
Joseph Kling, Director                                3/28/99

/s/ WILLIAM A. LANDMAN
---------------------------------------------------
William A. Landman, Director                          3/30/99

/s/ SIDNEY SLAUSON
---------------------------------------------------
Sidney Slauson, Director                              3/22/99

/s/ JOSH WESTON
---------------------------------------------------
Josh Weston, Director                                 3/23/99

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                     COLUMN A                        COLUMN B     COLUMN C     COLUMN D      COLUMN E
--------------------------------------------------  ----------   ----------   -----------   ----------
                                                    BALANCE AT                              BALANCE AT
                                                    BEGINNING    CHARGED TO                    END
                   DESCRIPTION                      OF PERIOD     EXPENSES    DEDUCTIONS*   OF PERIOD
                   -----------                      ----------   ----------   -----------   ----------
Allowance for accounts receivable:
  Year ended December 31, 1996....................     2,704       1,115         1,561         2,258
  Year ended December 31, 1997....................     2,258       2,272         2,297         2,233
  Year ended December 31, 1998....................     2,233       1,872         1,483         2,622
Allowance for slow moving inventory items:
  Year ended December 31, 1996....................    18,582       2,369         3,819        17,132
  Year ended December 31, 1997....................    17,132       2,245         4,085        15,292
  Year ended December 31, 1998....................    15,292       2,754         3,998        14,048

---------------
* Principally account write-offs, allowances and disposal of merchandise, respectively.