Form 10-Q
period 1999-03-31
RUSS BERRIE & CO INC
filed 1999-05-14
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                     OUTSTANDING AT MAY 5, 1999
Common stock, $0.10 stated value                             21,238,089

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX



                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER

     Item 1. Financial Statements

             Consolidated Balance Sheet as of March 31, 1999
             and December 31, 1998                                             3

             Consolidated Statement of Income for the three months
             ended March 31, 1999 and 1998                                     4

             Consolidated Statement of Cash Flows for the three
             months ended March 31, 1999 and 1998                              5

             Notes to Interim Consolidated Financial Statements          6 and 7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8 - 12


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 13

             Signatures                                                       14

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                         MARCH 31,   DECEMBER 31,
ASSETS                                                     1999         1998
                                                         ---------    ---------
Current assets
  Cash and cash equivalents ..........................   $  57,238    $  73,064
  Marketable securities ..............................     149,971      152,759
  Accounts receivable, trade, less allowances of
     $3,045 in 1999 and $2,722 in 1998 ...............      64,451       54,861
  Inventories - net ..................................      36,548       45,201
  Prepaid expenses and other current assets ..........       2,881        3,006
  Deferred income taxes ..............................       5,421        5,325
                                                         ---------    ---------
           TOTAL CURRENT ASSETS ......................     316,510      334,216

Property, plant and equipment - net ..................      35,943       35,340
Other assets .........................................       8,958        8,900
                                                         ---------    ---------
           TOTAL ASSETS ..............................   $ 361,411    $ 378,456
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ...................................   $   3,633    $   4,249
  Accrued expenses ...................................      22,312       23,067
  Accrued income taxes ...............................      10,794        7,205
                                                         ---------    ---------
           TOTAL CURRENT LIABILITIES .................      36,739       34,521

Commitments and contingencies
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1999, 25,249,037
    shares; 1998, 25,202,261 shares ..................       2,525        2,520
  Additional paid in capital .........................      59,366       58,553
  Retained earnings ..................................     339,158      331,727
  Accumulated other comprehensive (loss) .............      (1,375)        (511)
  Treasury stock, at cost (4,031,414 shares at
    March 31, 1999 and 2,957,214 shares at
    December 31, 1998) ...............................     (75,002)     (48,354)
                                                         ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY ................     324,672      343,935
                                                         ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 361,411    $ 378,456
                                                         =========    =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                (UNAUDITED)
                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             1999         1998
                                                            -------      -------
Net sales ............................................      $75,403      $74,636
Cost of sales ........................................       30,277       32,737
                                                            -------      -------
  GROSS PROFIT .......................................       45,126       41,899

Selling, general and administrative expense ..........       28,768       29,859

Investment and other income-net ......................        2,022        3,176
                                                            -------      -------
   INCOME BEFORE TAXES ...............................       18,380       15,216

Provision for income taxes ...........................        6,546        5,283
                                                            -------      -------
NET INCOME ...........................................      $11,834      $ 9,933
                                                            =======      =======
NET INCOME PER SHARE:
      Basic ..........................................      $   .54      $   .45
                                                            =======      =======
      Diluted ........................................      $   .53      $   .44
                                                            =======      =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                   1999        1998
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ...................................................   $ 11,834    $  9,933
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation .............................................        718         602
    Amortization of intangible assets ........................         30          30
    Provision for accounts receivable reserves ...............        597         595
    Deferred income taxes ....................................        106         109
    Net (gain) loss from sale or disposal of fixed assets ....        163         (26)
    Changes in assets and liabilities:
          Accounts receivable ................................    (10,188)    (11,734)
          Inventories - net ..................................      8,653       8,451
          Prepaid expenses and other current assets ..........        123        (686)
          Other assets .......................................        (87)         31
          Accounts payable ...................................       (616)       (239)
          Accrued expenses ...................................       (754)     (1,211)
          Accrued income taxes ...............................      3,389      (2,708)
                                                                 --------    --------
            Total adjustments ................................      2,134      (6,786)
                                                                 --------    --------
                   Net cash provided by operating activities .     13,968       3,147

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities ............................    (11,689)    (71,763)
Proceeds from sale of marketable securities ..................     14,246      49,125
Proceeds from sale of fixed assets ...........................         18         139
Capital expenditures .........................................     (1,652)     (2,305)
Net proceeds from sale of discontinued operations ............         --       1,313
                                                                 --------    --------
                   Net cash provided by (used in)
                     investing activities ....................        923     (23,491)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock .......................        818       3,612
Dividends paid to shareholders ...............................     (4,403)     (4,212)
Purchase of treasury stock ...................................    (26,648)       (948)
                                                                 --------    --------
                   Net cash (used in) financing activities ...    (30,233)     (1,548)
Effect of exchange rates .....................................       (484)        468
                                                                 --------    --------

Net (decrease) in cash and cash equivalents ..................    (15,826)    (21,424)
Cash and cash equivalents at beginning of period .............     73,064      93,443
                                                                 --------    --------
Cash and cash equivalents at end of period ...................   $ 57,238    $ 72,019
                                                                 ========    ========
CASH PAID DURING THE PERIOD FOR:

     Interest ................................................   $     35    $     46
     Income taxes ............................................   $  2,671    $  7,992

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited interim consolidated financial statements have been prepared by Russ Berrie and Company, Inc. and Subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year.

This report on Form 10-Q for the three months ended March 31, 1999 should be read in conjunction with the Company's annual report on Form 10-K for its year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with current year's presentation.

Investment and other income-net for the three months ended March 31, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale of the Company's subsidiary Papel/Freelance, Inc.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                        THREE MONTHS ENDED MARCH 31,
                                                             1999         1998
                                                          ----------   ----------
Average common shares outstanding ....................    22,008,000   22,135,000
Dilutive effect of common shares issuable (1) ........       158,000      273,000
                                                          ----------   ----------
Average common shares outstanding assuming dilution ..    22,166,000   22,408,000
                                                          ==========   ==========

(1) Issuable under stock option plans.

The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,403,005 ($0.20 per share) were paid on March 15, 1999 to shareholders of record of the Company's Common Stock on March 1, 1999. Cash dividends of $4,211,952 ($0.19 per share) were paid in the three month period ended March 31, 1998.

NOTE 4 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components.

Comprehensive income, representing all changes in Shareholders' equity during the period other than changes resulting from issuance or repurchase of the Company's common stock and payment of dividends, is reconciled to net income for the three months ended March 31, 1999 and 1998 as follows:

                                                                1999             1998
                                                             ------------    ------------
Net income ...............................................   $ 11,834,000    $  9,933,000
Other comprehensive income (loss), net of taxes
      Foreign currency translation adjustments ...........     (1,577,000)       (536,000)
      Net unrealized gain on securities available-for-sale        202,000         186,000
                                                             ------------    ------------
Other comprehensive (loss) ...............................     (1,375,000)       (350,000)
                                                             ------------    ------------

Comprehensive income .....................................   $ 10,459,000    $  9,583,000
                                                             ============    ============

NOTE 5 - PENDING ACCOUNTING CHANGE

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

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

The Company's net sales for the three months ended March 31, 1999 were $75,403,000 compared to $74,636,000 for the three months ended March 31, 1998. This represents an increase of $767,000 or 1.0 %. Net sales in the quarter ended March 31, 1999 reflect the continued positive response of customers to the Company's product line focusing on coordinated themes of product offerings while the Company has become more account-driven, selling its products line, in depth, to fewer customers with a reduced salesforce.

Cost of sales were 40.2% of net sales for the three months ended March 31, 1999 compared to 43.9% for the same period in 1998. This percentage decrease primarily reflects higher gross profit margins on sales of certain of the Company's product line concepts and the successful efforts to manage inventory levels, resulting in a reduced need to effect sales through other than normal distribution channels and lower provisions required for inventory.

Selling, general and administrative expense was $28,768,000 or 38.2% of net sales for the three months ended March 31, 1999 compared to $29,859,000 or 40.0% of net sales for the three months ended March 31, 1998, a decrease of $1,091,000 or 3.7% compared to the prior year. This decrease is due primarily to lower costs of the reduced salesforce and realization of cost savings from the closing of its Petaluma, California administrative operations.

Investment and other income of $2,022,000 for the three months ended March 31, 1999 compares to $3,176,000 for the three months ended March 31, 1998. Included in investment and other income for the three months ended March 31, 1998 is income of $1,828,000 for the completion of a transitional agreement related to the sale of the Company's subsidiary, Papel/Freelance, Inc. Excluding the income from this transitional agreement, investment and other income increased $674,000. This increase can be primarily related to increased investment income attributable to the Company's investment portfolio resulting from higher investment balances.

The provision for income taxes as a percent of income before taxes for the three months ended March 31, 1999 was 35.6% compared to 34.7% in the same period in the prior year.

Net income for the three months ended March 31, 1999 of $11,834,000 compares to net income of $9,933,000 for the same period last year. Included in the results for the three months ended March 31, 1998 is income of $1,152,000, after tax, for the completion of a transitional agreement related to the sale of the Company's subsidiary Papel/Freelance, Inc. Excluding the income from this transitional agreement, net income from operations increased $3,053,000 or 34.8%. This increase is attributed to the slight increase in net sales, improved gross profit margins, the decrease in selling, general and administrative expense and increased investment income.

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

STATE OF READINESS:

The Company has completed a comprehensive review of its IT systems and is still analyzing its non-IT systems and critical third-party relationships to identify those that may be affected by the Year 2000 issue. The Company's current Year 2000 status is as follows:

- The Company has undertaken a project to implement a new packaged computer software system for the global organization. The new enterprise-wide system will replace the current custom and packaged software that the Company utilizes to operate and manage its business. Improvements in the Company's operational efficiency are expected. The new enterprise software system is Year 2000 compliant and the Company has obtained Year 2000 warranties or certifications from the major software suppliers involved with its new computer system. The implementation is expected to be completed by the end of the second quarter of 1999 for the Company's domestic operations and by the end of 1999 for the Canadian and European operations. The Company's Far East operations have modified its legacy systems and are expected to complete the installation and testing of Year 2000 Compliance by the end of the second quarter of 1999. Certain of the Company's domestic information will continue to be analyzed and certain historical information will be maintained using portions of the Company's current legacy systems which are being modified and tested to become Year 2000 compliant.

- The Company has developed a process for analyzing its non-IT systems and critical third-party relationships for Year 2000 compliance and expects to complete substantially all of such analysis by the end of the second quarter of 1999. The Company has inquired as to the Year 2000 readiness of each of such parties determined by management to be critical or important to the Company's business and is seeking certifications of Year 2000 compliance from them. The Company will continue to pursue such Year 2000 compliance certification from each critical third-party relationship and, if necessary, begin its contingency plan of identifying alternative goods or service providers that are able to certify Year 2000 compliance. Despite the Company's specific efforts with respect to non-IT systems and critical third-party relationships, there is no absolute assurance that Year 2000 risks from non-IT systems and critical third-party relationships will be completely eliminated and will, therefore, not have a material adverse effect on the Company's operations and financial condition.

COST:

The total cost of the project including hardware, packaged software and project implementation is expected to be approximately $20,000,000 including the Company's foreign operations. Hardware, software and certain project costs will be capitalized as fixed assets and amortized over their useful lives. The remainder of the costs will be expensed as incurred.

At March 31, 1999, approximately $16,200,000 has been incurred of which $10,200,000 and $6,000,000 have been capitalized and expensed, respectively. All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

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

Since the Company has not completed the data gathering phase, with respect to non-IT systems and critical third parties, of its Year 2000 Program, it cannot yet quantify the costs, if any, that may be required to remedy those non-IT systems or incurred in identifying and switching to compliant third parties, if necessary. The Company does rely heavily on numerous, foreign manufacturers with approximately 88% of its inventory purchases being produced in the Far East. The Company is currently assessing the status of such manufacturers and their dependence upon IT or non-IT systems, which it expects to complete by the end of the second quarter of 1999. There is no absolute assurance that the Company's business operations will not be disrupted if certain of these manufacturers are unable to timely deliver product to the Company in the Year 2000; however, during 1998 no individual supplier accounted for more than 9% and the five largest suppliers in the aggregate did not account for more than 32% of the Company's purchases.

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

While there are no contingency plans that cover every possible failure, the Company intends to monitor and update its contingency plans and develop additional potential solutions throughout the implementation of its Year 2000 Program. The Company is expending a significant amount of effort and resources towards its Year 2000 Program; however, based upon the risks previously identified, there is no absolute assurance that Year 2000 risks will not have a material adverse effect on the Company's operations and financial condition regardless of the efforts of its Year 2000 Program and various contingency plans.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash and cash equivalents and marketable securities of $207,209,000 compared to cash and cash equivalents and marketable securities of $225,823,000 at December 31, 1998.

Working capital requirements during the three months ended March 31, 1999 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

At March 31, 1999, the Company had marketable securities of $149,971,000. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining an economic hedge consisting of government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio of preferred securities and futures contracts and options position are intended to produce offsetting capital gains and losses as interest change.

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

In January 1999, the Board of Directors authorized the Company to repurchase an additional 1,000,000 shares of common stock for a total authorization of 5,000,000 shares. During the three months ended March 31, 1999, the Company repurchased 1,074,200 shares for $26,648,000. As of March 31, 1999, 4,025,300 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This filing of the Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, the possible effects of Year 2000 issues and other factors.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Documents filed as part of this Report.

            27.1 Financial Data Schedule.

      b) During the quarter ended March 31, 1999, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RUSS BERRIE AND COMPANY, INC.
                                                (Registrant)



      5/14/99                           By /s/ Eric R. Lohwasser
---------------------                   -------------------------------
       Date                             Eric R. Lohwasser
                                        Vice President - Finance,
                                        Chief Financial Officer