Form 10-Q
period 1999-06-30
RUSS BERRIE & CO INC
filed 1999-08-16
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                                OUTSTANDING AT JULY 30, 1999
       -----                                ----------------------------
     Common stock, $.10 stated value                  20,787,740

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
        PART I - FINANCIAL INFORMATION
        Item 1.       Financial Statements


                      Consolidated Balance Sheet as of  June 30, 1999
                      and December 31, 1998                                                                3


                      Consolidated Statement of Income for the three months
                      and the six months ended  June 30, 1999 and 1998                                     4


                      Consolidated Statement of Cash Flows for the six
                      months ended  June 30, 1999 and 1998                                                 5


                      Notes to Consolidated Financial Statements                                         6 and 7


         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                8 - 13


       PART II - OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K                                                     13

                      Signatures                                                                           14

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                    (UNAUDITED)
                                                              JUNE 30,      DECEMBER 31,
 ASSETS                                                         1999            1998
 ------                                                         ----            ----
Current assets
  Cash and cash equivalents                                  $ 47,216        $ 73,064
  Marketable securities                                       152,486         152,759
  Accounts receivable, trade, less allowances of
     $3,060 in 1999 and $2,622 in 1998..................       38,330          54,861
  Inventories - net.....................................       45,400          45,201
  Prepaid expenses and other current assets.............        9,040           3,006
  Deferred income taxes.................................        6,157           5,325
                                                             --------        --------
           TOTAL CURRENT ASSETS                               298,629         334,216

Property, plant and equipment - net.....................       38,662          35,340
Other assets............................................        2,568           8,900
                                                             --------        --------
           TOTAL ASSETS                                      $339,859        $378,456
                                                             ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable....................................       $  2,843        $  4,249
  Accrued expenses....................................         21,989          23,067
  Accrued income taxes................................          3,883           7,205
                                                             --------        --------
           TOTAL CURRENT LIABILITIES                           28,715          34,521

Commitments and contingencies
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1999, 25,291,898
    shares; 1998, 25,202,261 shares...................          2,529           2,520
  Additional paid in capital..........................         60,075          58,553
  Retained earnings...................................        339,028         331,727
  Accumulated other comprehensive (loss)..............         (3,223)           (511)
  Treasury stock, at cost (4,508,614 shares at
    June 30, 1999 and 2,957,214 shares at
    December 31, 1998)                                        (87,265)        (48,354)
                                                             --------        --------
           TOTAL SHAREHOLDERS' EQUITY                         311,144         343,935
                                                             --------        --------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $339,859        $378,456
                                                             ========        ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    (UNAUDITED)         (UNAUDITED)
                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,           JUNE 30,
                                                  1999       1998       1999       1998
                                                  ----       ----       ----       ----
Net sales .................................   $ 47,475   $ 50,949   $122,878    125,585
Cost of sales .............................     20,624     22,262     50,901     54,999
                                              --------   --------   --------   --------
   GROSS PROFIT ...........................     26,851     28,687     71,977     70,586

Selling, general and administrative expense     23,067     25,189     51,835     55,048

Investment and other income-net ...........      2,725      2,635      4,747      5,811
                                              --------   --------   --------   --------

   INCOME BEFORE TAXES ....................      6,509      6,133     24,889     21,349

Provision for income taxes ................      2,400      2,013      8,946      7,296
                                              --------   --------   --------   --------
NET INCOME ................................   $  4,109   $  4,120   $ 15,943   $ 14,053
                                              ========   ========   ========   ========
NET INCOME PER SHARE:

      Basic ...............................   $    .19   $    .18   $    .74   $    .63
      Diluted .............................        .19        .18        .73        .63


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  (UNAUDITED)
                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                1999         1998
                                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................   $  15,943    $  14,053
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation .......................................       1,697        1,127
    Amortization of intangible assets ..................          59           59
    Provision for accounts receivable reserves .........         969          994
    Deferred income taxes ..............................        (631)           5
    Net (gain)loss from sale or disposal of fixed assets         (22)          71
    Changes in assets and liabilities:
         Accounts receivable ...........................      15,562       11,575
         Inventories - net .............................        (200)       1,253
         Prepaid expenses and other current assets .....         266         (277)
         Other assets ..................................         (27)          57
         Accounts payable ..............................      (1,406)        (895)
         Accrued expenses ..............................      (1,078)        (187)
         Accrued income taxes ..........................      (3,523)      (6,061)
                                                           ---------    ---------
           Total adjustments ...........................      11,666        7,721
                                                           ---------    ---------
              Net cash provided by operating activities       27,609       21,774
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities ......................     (22,972)    (100,128)
Proceeds from sale of marketable securities ............      21,605       60,392
Proceeds from sale of fixed assets .....................          22          170
Capital expenditures ...................................      (5,134)      (6,972)
Net proceeds from sale of discontinued operations ......        --          5,442
                                                           ---------    ---------
                  Net cash (used in) investing
                    activities .........................      (6,479)     (41,096)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock .................       1,531        4,172
Dividends paid to shareholders .........................      (8,642)      (8,447)
Purchase of treasury stock .............................     (38,911)        (948)
                                                           ---------    ---------
                  Net cash (used in) financing activities    (46,022)      (5,223)
Effect of exchange rates ...............................        (956)         355
                                                           ---------    ---------
Net (decrease) increase in cash and cash equivalents ...     (25,848)     (24,190)
Cash and cash equivalents at beginning of period .......      73,064       93,443
                                                           ---------    ---------
Cash and cash equivalents at end of period .............   $  47,216    $  69,253
                                                           =========    =========
CASH PAID DURING THE PERIOD FOR:

    Interest ...........................................   $      67    $      77
    Income taxes .......................................   $  12,267    $  13,352

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

This report on Form 10-Q for the three and six months ended June 30, 1999 should be read in conjunction with the Company's annual report on Form 10-K for its year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with current year's presentation.

Investment and other income-net for the six months ended June 30, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale of the Company's subsidiary Papel/Freelance, Inc.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                         THREE MONTHS                    SIX MONTHS
                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                     1999           1998           1999           1998
                                                  ----------     ----------     ----------     ----------
Average common shares outstanding ...........     21,095,000     22,283,000     21,556,000     22,209,000

Dilutive effect of common shares issuable (1)        168,000        195,000        161,000        240,000
                                                  ----------     ----------     ----------     ----------
Average common shares outstanding
  assuming dilution .........................     21,263,000     22,478,000     21,717,000     22,449,000
                                                  ==========     ==========     ==========     ==========

(1)  Issuable under stock option plans.

The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,239,000 ($0.20 per share) were paid on June 4, 1999 to shareholders of record of the Company's Common Stock on May 21, 1999. Cash dividends of $8,642,000 ($0.20 per share per quarter) were paid in the six months ended June 30, 1999.

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

Comprehensive income, representing all changes in Shareholders' equity during the period other than changes resulting from issuance or repurchase of the Company's common stock and payment of dividends, is reconciled to net income for the three and six months ended June 30, 1999 and 1998 as follows:

                                                            THREE MONTHS                          SIX MONTHS
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                        1999              1998              1999              1998
                                                    ------------      ------------      ------------      ------------
Net income                                          $  4,109,000      $  4,120,000      $ 15,943,000      $ 14,053,000

Other comprehensive income (loss), net of taxes
      Foreign currency translation adjustments          (438,000)         (164,000)       (2,015,000)         (700,000)
      Net unrealized gain (loss) on securities
         available-for-sale                           (1,410,000)          (30,000)       (1,208,000)          156,000
                                                    ------------      ------------      ------------      ------------
Other comprehensive (loss)                            (1,848,000)         (194,000)       (3,223,000)         (544,000)
                                                    ------------      ------------      ------------      ------------
Comprehensive income                                $  2,267,000      $  3,926,000      $ 12,720,000      $ 13,509,000
                                                    ============      ============      ============      ============

NOTE 5 - PENDING ACCOUNTING CHANGE

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives and Hedging Accounting - Deferral of the Effective Date of SFAS No. 133" (SFAS 137), which deferred the effective date of SFAS 133 for an additional year. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Under the deferral permitted by SFAS 137, SFAS 133 is now effective for fiscal years beginning after June 15, 2000, or calendar year 2001 for the Company. A company may implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting SFAS 133 on the financial statements and has not determined the timing of or method of adoption, however, such adoption could increase volatility in earnings and other comprehensive income.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

The Company's net sales for the six months ended June 30, 1999 were $122,878,000 compared to $125,585,000 for the six months ended June 30, 1998. This represents a decrease of $2,707,000 or 2.2%. Net sales for the six months ended June 30, 1999 were negatively impacted by the June 1999 conversion to a new computer system for the Company's domestic operations. Orders worth approximately $5.6 million were not shipped as expected and are anticipated to be shipped in the second half of 1999. The Company continues to work aggressively to complete the transition to the new computer system in an effort to minimize the short term disruption to the business. The Company's product line, focusing on coordinated themes of product offerings, continues to receive a positive response from customers as the Company has become more account-driven, selling its product line, in depth, to fewer customers with a reduced salesforce.

Cost of sales were 41.4% of net sales for the six months ended June 30, 1999 compared to 43.8% for the same period in 1998. This percentage decrease primarily reflects higher gross profit margins on sales of certain of the Company's product line concepts.

Selling, general and administrative expense was $51,835,000 or 42.2% of net sales for the six months ended June 30, 1999 compared to $55,048,000 or 43.8% of net sales for the six months ended June 30, 1998. Selling, general and administrative expense for the six months ended June 30, 1999 decreased $3,213,000 or 5.8% compared to the prior year. This decrease is due primarily to lower costs of the reduced salesforce and realization of cost savings from the closing of its Petaluma, California administrative operations.

Investment and other income of $4,747,000 for the six months ended June 30, 1999 compares to $5,811,000 for the six months ended June 30, 1998. Included in investment and other income for the six months ended June 30, 1998 was income of $1,828,000 for the completion of a transitional agreement related to the sale of the Company's subsidiary, Papel/Freelance, Inc. Excluding the income from this transitional agreement, investment and other income increased $764,000. This increase is primarily related to increased investment income attributable to the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the six months ended June 30, 1999 was 35.9 % compared to 34.2% in the same period of the prior year. This increase can be primarily attributed to tax provisions of certain foreign subsidiaries with higher effective tax rates during the six months ended June 30, 1999.

Net income for the six months ended June 30, 1999 of $15,943,000 compares to $14,053,000 for the six months ended June 30, 1998. Included in the results for the six months ended June 30, 1998 is income of $1,152,000, after tax, for the completion of a transitional agreement related to the sale of the Company's subsidiary, Papel/Freelance, Inc. Excluding the income from this transitional agreement, net income increased $3,042,000 or 23.6%. This increase can be primarily attributed to increased gross profit margins, the decrease in selling, general and administrative expenses and increased investment income from the Company's investment portfolio.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

The Company's net sales for the three months ended June 30, 1999 were $47,475,000 compared to $50,949,000 for the three months ended June 30, 1998. This represents a decrease of $3,474,000 or 6.8%. Net sales for the three months ended June 30, 1999 were negatively impacted by the June 1999 conversion to a new computer system for the Company's domestic operations. Orders worth approximately $5.6 million were not shipped as expected and are anticipated to be shipped in the second half of 1999. The Company continues to work aggressively to complete the transition to the new computer system in an effort to minimize the short term disruption to the business. The Company's product line, focusing on coordinated themes of product offerings, continues to receive a positive response from customers as the Company has become more account-driven, selling its product line, in depth, to fewer customers with a reduced salesforce.

Cost of sales were 43.4% of net sales for the three months ended June 30, 1999 compared to 43.7% for the same period in 1998. The percentage decrease primarily reflects higher gross profit margins in sales of certain of the Company's product line concepts offset by higher provisions required for inventory.

Selling, general and administrative expense was $23,067,000 or 48.6% of net sales for the three months ended June 30, 1999 compared to $25,189,000 or 49.4% of net sales for the three months ended June 30, 1998. Selling, general and administrative expense for the three months ended June 30, 1999 decreased $2,122,000 or 8.4% compared to the prior year. This decrease is due primarily to lower costs of the reduced salesforce, realization of cost savings from the closing of its Petaluma, California administrative operations and lower expenses, compared to the prior year, associated with the design and implementation of the new packaged computer software system.

Investment and other income of $2,725,000 for the three months ended June 30, 1999 compares to $2,635,000 for the three months ended June 30, 1998. This increase of 3.4% can be primarily attributed to increased investment income from the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the three months ended June 30, 1999 was 36.9% compared to 32.8% in the same period in the prior year. This increase can be primarily attributed to tax provisions of certain foreign subsidiaries with higher effective tax rates during the three months ended June 30, 1999.

Net income for the three months ended June 30, 1999 of $4,109,000 compares to net income of $4,120,000, for the same period last year.

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

STATE OF READINESS:

The Company has completed a comprehensive review of its IT systems and is continuing to analyze the impact of its non-IT systems and critical third-party relationships to identify and evaluate those affected by the Year 2000 issue. The Company's current Year 2000 status is as follows:

- The Company has undertaken a project to implement a new packaged computer software system for the global organization. The new enterprise-wide system will replace the current custom and packaged software that the Company utilizes to operate and manage its business. Improvements in the Company's operational efficiency are expected. The new enterprise software system is Year 2000 compliant and the Company has obtained Year 2000 warranties or certifications from the major software suppliers involved with its new computer system. The implementation was completed during the second quarter of 1999 for the Company's domestic operations. The Company's Far East operations have modified its legacy systems and completed the installation and testing of Year 2000 Compliance during the second quarter of 1999. For the Company's Canadian and European operations, due to the evaluation of certain risks, the Company has determined that it will postpone the implementation of the new enterprise software system at these operations. Instead, the Company will execute its previously developed contingency plan of completing the modifications already begun of its current legacy systems to become Year 2000 compliant. These remediation efforts related to the legacy systems of its Canadian and European operations are substantially complete. The Company estimates that the incremental effort to finalize evaluation, make the necessary modifications of active programs, and test and implement such changes will be completed by the end of the third quarter of 1999. Additionally, certain of the Company's domestic information will continue to be analyzed and certain historical information will be maintained using portions of the Company's current legacy systems which are being modified and tested to become Year 2000 compliant.

- The Company has developed a process for analyzing its non-IT systems and critical third-party relationships for Year 2000 compliance and expects to complete substantially all of such analysis by the end of the third quarter of 1999. The Company has inquired as to the Year 2000 readiness of each of such parties determined by management to be critical or important to the Company's business and is seeking certifications of Year 2000 compliance from them. The Company will continue to pursue such Year 2000 compliance certification from each critical third-party relationship and, if necessary, begin its contingency plan of identifying alternative goods or service providers that are able to certify Year 2000 compliance. Despite the Company's specific efforts with respect to non-IT systems and critical third-party relationships, there is no absolute assurance that Year 2000 risks from non-IT systems and critical third-party relationships will be completely eliminated and will, therefore, not have a material adverse effect on the Company's operations and financial condition.

- The Company has retained consultants to perform an independent evaluation of certain aspects of the overall Year 2000 Program to indentify any remaining risks. This evaluation is scheduled to be completed by the end of the third quarter of 1999.

COST:

The total cost of the project including hardware, packaged software and project implementation is expected to be approximately $18,000,000 including the Company's foreign operations. Hardware, software and certain project costs will be capitalized as fixed assets and amortized over their useful lives. The remainder of the costs will be expensed as incurred.

At June 30, 1999, approximately $17,800,000 has been incurred of which $11,800,000 and $6,000,000 have been capitalized and expensed, respectively. All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

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

Since the Company has not completed the data gathering phase, with respect to non-IT systems and critical third parties, of its Year 2000 Program, it cannot yet quantify the costs, if any, that may be required to remedy those non-IT systems or incurred in identifying and switching to compliant third parties, if necessary. The Company does rely heavily on numerous, foreign manufacturers with approximately 88% of its inventory purchases being produced in the Far East. The Company is currently assessing the status of such manufacturers and their dependence upon IT or non-IT systems, which it expects to complete by the end of the third quarter of 1999. There is no absolute assurance that the Company's business operations will not be disrupted if certain of these manufacturers are unable to timely deliver product to the Company in the Year 2000; however, during 1998 no individual supplier accounted for more than 9% and the five largest suppliers in the aggregate did not account for more than 32% of the Company's purchases.

CONTINGENCY PLANS:

The Company has certain contingency options, which continue to be updated, that are available in the event its Year 2000 Program for internal IT is not successful. As the Company could not be assured during the second quarter of 1999 that the implementation of its new packaged computer software system would be completed at its Canadian and European operations in the required timeframe, the Company made a decision to complete the modifications already begun of those legacy systems by executing its previously developed contingency plan to become Year 2000 compliant. The Company estimates that the incremental effort to finalize evaluation, make the necessary modifications of active programs, and test and implement such changes will be completed by the end of the third quarter of 1999. The Company has identified the critical business processes required to continue to operate the business at its Canadian and European operations. Although the Company believes that remediation of the legacy systems for those operations will be completed within the necessary timeframe it is identifying alternate processes (i.e. manual or alternate systems) for its critical business processes. This evaluation will be completed by the end of the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents and marketable securities of $199,702,000 compared to cash and cash equivalents and marketable securities of $225,823,000 at December 31, 1998.

Working capital requirements during the three months ended June 30, 1999 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

At June 30, 1999, the Company had marketable securities of $152,486,000. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining an economic hedge consisting of government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio of preferred securities and futures contracts and option positions are intended to produce offsetting capital gains and losses as interest rates change.

The Company enters into forward exchange contracts and currency options, principally to manage economic currency risks associated with the purchase of inventory and the repayment of intercompany loans by its European and Canadian operations. Gains and losses, related to such contracts, were not material to its results of operations. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

In January 1999, the Board of Directors authorized the Company to repurchase an additional 1,000,000 shares of common stock for a total authorization of 5,000,000 shares. During the three months ended June 30, 1999, the Company repurchased 477,000 shares for $12,263,000. As of June 30, 1999, 4,503,000 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This filing of the Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, post-implementation issues related to the Company's new packaged computer software system, the possible effects of Year 2000 issues and other factors.


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Documents filed as part of this Report.

          27.1    Financial Data Schedule.

     b) During the quarter ended June 30, 1999, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RUSS BERRIE AND COMPANY, INC.
                                         -------------------------------
                                                (Registrant)



    8/16/99                              By  /s/Eric R. Lohwasser
   -----------                               ----------------------------------
     Date                                    Eric R. Lohwasser
                                             Vice President - Finance,
                                             Chief Financial Officer