Form 10-Q
period 1999-09-30
RUSS BERRIE & CO INC
filed 1999-11-15
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  {X}       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... September 30, 1999

                                       OR

  { }       TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................to...............................
Commission file number ...................................................1-8681

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                    OUTSTANDING AT NOVEMBER 11, 1999
              -----                    --------------------------------
  Common stock, $.10 stated value              20,548,446

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX

                                                                                   PAGE
PART I - FINANCIAL INFORMATION                                                    NUMBER
                                                                                ----------
 Item 1.   Financial Statements

           Consolidated Balance Sheet as of  September 30, 1999                          3
           and December 31, 1998


           Consolidated Statement of Income for the three months
           and the nine months ended  September 30, 1999 and 1998                        4


           Consolidated Statement of Cash Flows for the nine
           months ended  September 30, 1999 and 1998                                     5

           Notes to Consolidated Financial Statements                              6 and 7


 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        8-12

PART II - OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                                             13

           Signatures                                                                   14


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)


                                                                    (UNAUDITED)
                                                           SEPTEMBER 30,      DECEMBER 31,
 ASSETS                                                        1999              1998
 ------                                                     ------------      ------------
Current assets
  Cash and cash equivalents                                 $ 42,260           $ 73,064
  Marketable securities                                      142,236            152,759
  Accounts receivable, trade, less allowances of
    $4,095 in 1999 and $2,622 in 1998...................      81,273             54,861
  Inventories - net.....................................      40,417             45,201
  Prepaid expenses and other current assets.............       9,355              3,006
  Deferred income taxes.................................       6,412              5,325
                                                             -------            -------

           TOTAL CURRENT ASSETS                              321,953            334,216

Property, plant and equipment - net.....................      39,392             35,340
Other assets............................................       2,516              8,900
                                                             -------            -------

           TOTAL ASSETS                                     $363,861           $378,456
                                                             =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities

  Accounts payable.....................................    $  4,103            $  4,249
  Accrued expenses.....................................      26,270              23,067
  Accrued income taxes.................................      12,607               7,205
                                                            -------             -------

           TOTAL CURRENT LIABILITIES                         42,980              34,521

Commitments and contingencies
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 1999, 25,297,926
    shares; 1998, 25,202,261 shares....................       2,530               2,520
  Additional paid in capital...........................      60,170              58,553
  Retained earnings....................................     353,156             331,727
  Accumulated other comprehensive (loss)...............      (2,329)               (511)
  Treasury stock, at cost (4,752,414 shares at
    September 30, 1999 and 2,957,214 shares at
    December 31, 1998)                                      (92,646)            (48,354)
                                                            -------             -------

           TOTAL SHAREHOLDERS' EQUITY                       320,881             343,935
                                                            -------             -------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $363,861            $378,456
                                                            =======             =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              (UNAUDITED)            UNAUDITED)
                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                            1999      1998         1999       1998
                                                          -------    -------     --------   --------
Net sales..............................................   $89,837    $82,969     $212,714   $208,554
Cost of sales..........................................    35,410     33,647       86,310     88,646
                                                           ------     ------      -------    -------

   GROSS PROFIT........................................    54,427     49,322      126,404    119,908
Selling, general and administrative expense............    28,973     26,533       80,808     81,581
Investment and other income-net........................     2,182      1,875        6,928      7,686
                                                           ------     ------      -------    -------
   INCOME BEFORE TAXES.................................    27,636     24,664       52,524     46,013
Provision for income taxes.............................     9,398      8,437       18,344     15,733
                                                           ------     ------      -------    -------

NET INCOME.............................................   $18,238    $16,227     $ 34,180   $ 30,280
                                                           ======     ======      =======    =======

NET INCOME PER SHARE:

      Basic............................................   $  0.88    $  0.73     $   1.61   $   1.36
      Diluted..........................................      0.88       0.73         1.60       1.35





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                               (UNAUDITED)
                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:                            1999         1998
                                                                            ----         ----
Net income                                                                $34,180      $30,280
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation....................................................        3,314        1,829
    Amortization of intangible assets...............................           89           89
    Provision for accounts receivable reserves......................        2,025        1,662
    Deferred income taxes...........................................         (886)       4,306
    Net (gain) loss from sale or disposal of fixed assets...........          (31)         142
    Changes in assets and liabilities:
         Accounts receivable........................................      (28,437)     (21,962)
         Inventories - net..........................................        4,784        4,248
         Prepaid expenses and other current assets..................          (48)          61
         Other assets...............................................           (5)         117
         Accounts payable...........................................         (146)          26
         Accrued expenses...........................................        3,203        2,702
         Accrued income taxes.......................................        5,200       (1,723)
                                                                           ------       ------
         Total adjustments                                                (10,938)      (8,503)
                Net cash provided by operating activities...........       ------       ------
                                                                           23,242       21,777
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities...................................      (39,442)    (130,167)
Proceeds from sale of marketable securities.........................       47,932       84,509
Proceeds from sale of fixed assets..................................           67          194
Capital expenditures................................................       (7,272)     (12,404)
Net proceeds from sale of discontinued operations ..................            -        5,442
                                                                           ------       ------
                Net cash provided by (used in) investing activities.        1,285      (52,426)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock..............................        1,626        4,321
Dividends paid to shareholders......................................      (12,752)     (12,671)
Purchase of treasury stock..........................................      (44,292)      (2,434)
                                                                           ------       ------
                Net cash (used in) financing activities.............      (55,418)     (10,784)

Effect of exchange rates............................................           87          624
                                                                           ------       ------
Net (decrease) in cash and cash equivalents.........................      (30,804)     (40,809)
Cash and cash equivalents at beginning of period....................       73,064       93,443
                                                                           ------       ------
Cash and cash equivalents at end of period..........................      $42,260      $52,634
                                                                           ======       ======

CASH PAID DURING THE PERIOD FOR:

     Interest                                                             $   111      $   106
     Income taxes                                                         $12,607      $13,150

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

This report on Form 10-Q for the three and nine months ended September 30, 1999 should be read in conjunction with the Company's annual report on Form 10-K for its year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with current year's presentation.

Investment and other income-net for the nine months ended September 30, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale of the Company's subsidiary Papel/Freelance, Inc.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                                       THREE MONTHS                      NINE MONTHS
                                                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                  1999              1998             1999             1998
                                                               ----------        ----------       ----------       ----------
Average common shares outstanding......................        20,654,000        22,242,000       21,247,000       22,220,000

Dilutive effect of common shares issuable (1)........             103,000            30,000          141,000          183,000
                                                               ----------        ----------       ----------       ----------
Average common shares outstanding
  assuming dilution......................................      20,757,000        22,272,000       21,388,000       22,403,000
                                                               ==========        ==========       ==========       ==========

(1)  Issuable under stock option plans.

The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,110,000 ($0.20 per share) were paid on September 3, 1999 to shareholders of record of the Company's Common Stock on August 20, 1999. Cash dividends of $12,752,000 ($0.20 per share per quarter) were paid in the nine months ended September 30, 1999.

Cash dividends of $4,224,222 ($0.19 per share) were paid on September 4, 1998 to shareholders of record of the Company's Common Stock on August 21, 1998. Cash dividends of $12,671,044 ($0.19 per share per quarter) were paid in the nine months ended September 30, 1998.

NOTE 4 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modified the financial statement presentation of comprehensive income and its components.

Comprehensive income, representing all changes in Shareholders' equity during the period other than changes resulting from issuance or repurchase of the Company's common stock and payment of dividends, is reconciled to net income for the three and nine months ended September 30, 1999 and 1998 as follows:


                                                                      THREE MONTHS                 NINE MONTHS
                                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                  1999           1998           1999           1998
                                                              -----------     -----------    -----------    -----------
Net income                                                    $18,238,000     $16,227,000    $34,180,000    $30,280,000

Other comprehensive income (loss), net of taxes
      Foreign currency translation adjustments                  1,286,000         432,000        215,000        830,000
      Net unrealized gain (loss) on securities
         available-for-sale                                      (392,000)        671,000     (2,033,000)       728,000
                                                              -----------     -----------    -----------    -----------
Total other comprehensive income (loss)                           894,000       1,103,000     (1,818,000)     1,558,000
                                                             -----------     -----------    -----------    -----------
Comprehensive income                                          $19,132,000     $17,330,000    $32,362,000    $31,838,000
                                                              ===========     ===========    ===========    ===========

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company's net sales for the nine months ended September 30, 1999 were $212,714,000 compared to $208,554,000 for the nine months ended September 30, 1998. This represents an increase of $4,160,000 or 2.0%. The Company continues to work aggressively to deal with the operational issues, caused by the domestic implementation of the new computer system, in an effort to minimize the disruption to the business and its customers which has negatively impacted net sales since implementation of June 1999. The Company's product line, focusing on coordinated themes of product offerings, continues to receive a positive response from customers as the Company has become more account-driven, selling its product line, in depth, to fewer customers with a reduced salesforce.

Cost of sales were 40.6% of net sales for the nine months ended September 30, 1999 compared to 42.5% for the same period in 1998. This percentage decrease primarily reflects higher gross profit margins on sales of certain of the Company's product line concepts.

Selling, general and administrative expense was $80,808,000 or 38.0% of net sales for the nine months ended September 30, 1999 compared to $81,581,000 or 39.1% of net sales for the nine months ended September 30, 1998. Selling, general and administrative expense for the nine months ended September 30, 1999 decreased $773,000 or 0.9% compared to the prior year. This decrease is due primarily to lower costs of the reduced salesforce and realization of cost savings from the closing of its Petaluma, California administrative operations offset by higher distribution and delivery costs attributed to operational difficulties and depreciation of the Company's new computer system.

Investment and other income of $6,928,000 for the nine months ended September 30, 1999 compares to $7,686,000 for the nine months ended September 30, 1998. Included in the results for the nine months ended September 30, 1998 was income of $1,828,000 for the completion of a transitional agreement related to the sale of the Company's subsidiary, Papel/Freelance, Inc. Excluding the income from this transitional agreement, investment and other income increased $1,070,000. This increase is primarily related to increased investment income attributable to the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the nine months ended September 30, 1999 was 34.9 % compared to 34.2% in the same period in the prior year.

Net income for the nine months ended September 30, 1999 of $34,180,000 increased from $30,280,000 for the same period last year. Included in the results for the nine months ended September 30, 1998 is income of $1,152,000, after tax, for the completion of a transitional agreement related to the sale of the Company's subsidiary, Papel/Freelance, Inc. Excluding the income from this transitional agreement, net income increased $5,052,000 or 17.3%. This increase can be primarily attributed to increased gross profit, the decrease in selling, general and administrative expense and increased investment income from the Company's investment portfolio offset by increased income taxes.




RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company's net sales for the three months ended September 30, 1999 were $89,837,000 compared to $82,969,000 for the three months ended September 30, 1998. This represents an increase of $6,868,000 or 8.3%. The Company continues to work aggressively to deal with the operational issues, caused by the domestic implementation of the new computer system, in an effort to minimize the disruption to the business and its customers which has negatively impacted net sales since implementation in June 1999. The Company's product line, focusing on coordinated themes of product offerings, continues to receive a positive response from customers as the Company has become more account-driven, selling its product line, in depth, to fewer customers with a reduced salesforce.

Cost of sales were 39.4% of net sales for the three months ended September 30, 1999 compared to 40.6% for the same period in 1998. The percentage decrease primarily reflects higher gross profit margins in sales of certain of the Company's product line concepts and the Company's successful efforts to manage inventory levels resulting in lower sales through other than normal distribution channels.

Selling, general and administrative expense was $28,973,000 or 32.3% of net sales for the three months ended September 30, 1999 compared to $26,533,000 or 32.0% of net sales for the three months ended September 30, 1998. Selling, general and administrative expense for the three months ended September 30, 1999 increased $2,440,000 or 9.2% compared to the prior year. This increase is due primarily to higher distribution and delivery costs attributable to operational difficulties and depreciation of the Company's new computer system.

Investment and other income of $2,182,000 for the three months ended September 30, 1999 compares to $1,875,000 for the three months ended September 30, 1998. This increase of 16.4% can be primarily attributed to increased investment income from the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the three months ended September 30, 1999 was 34.0% compared to 34.2% in the same period in the prior year.

Net income for the three months ended September 30, 1999 of $18,238,000 increased from $16,227,000 for the same period last year. This represents an increase of $2,011,000 or 12.4%. This increase can be primarily attributable to increased gross profit and investment income offset by increased selling, general and administrative expense.


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




STATE OF READINESS:

The Company has completed a comprehensive review of its IT systems and is continuing to analyze the impact of its non-IT systems and critical third-party relationships to identify and evaluate those affected by the Year 2000 issue. The Company's current Year 2000 status is as follows:

- The Company had undertaken a project to implement a new packaged computer software system for the global organization. During the second quarter, the new computer system replaced the current custom and packaged software that the Company utilized to operate and manage its domestic business. The Company has experienced post-implementation difficulties with the new packaged computer software system. These difficulties have affected the service levels provided to our customers and other operational efficiencies. Currently, customer shipments are being processed timely as a result of alternate procedures to overcome these operational deficiencies. The Company's efforts to resolve these difficulties are continuing and management is evaluating all available options. The new packaged computer software system is Year 2000 compliant and the

      Company has obtained Year 2000 warranties or certifications from the major software suppliers involved with its new computer system. The Company's Far East operations have modified its legacy systems and completed the installation and testing of Year 2000 Compliance during the second quarter of 1999. For the Company's Canadian and European operations, due to the evaluation of certain risks with implementation of a new packaged computer system, the Company made a decision to execute its previously developed contingency plan of completing the modifications already begun of its current legacy systems to become Year 2000 compliant for these operations. These remediation efforts of the legacy systems are substantially complete for mission-critical business processes and are underway for all other business processes. The Company estimates that the incremental effort to finalize evaluation, make the necessary modifications of active programs, and test and implement such changes will be completed during the fourth quarter of 1999. Additionally, certain of the Company's domestic information is being analyzed and certain historical information is being maintained using portions of the Company's current legacy systems which have been modified and are being tested to ensure Year 2000 compliance.

- The Company has developed a process for analyzing its non-IT systems and critical third-party relationships for Year 2000 compliance and expects to complete substantially all of such analysis during the fourth quarter of 1999. The Company has inquired as to the Year 2000 readiness of each of such parties determined by management to be critical or important to the Company's business and is seeking certifications of Year 2000 compliance from them. The Company continues to pursue such Year 2000 compliance certification from each critical third-party relationship and, as necessary, has begun its contingency plan of identifying alternative goods or service providers, where practical, that are able to certify Year 2000 compliance. Despite the Company's specific efforts with respect to non-IT systems and critical third-party relationships, there is no absolute assurance that Year 2000 risks from non-IT systems and critical third-party relationships will be completely eliminated and will, therefore, not have a material adverse effect on the Company's operations and financial condition.

- The Company retained consultants to evaluate its readiness, identify additional risks and to assist in managing the completion of its Year 2000 Program.

COST:

The total cost of the project including hardware, packaged software and third-party project implementation was approximately $18,700,000 including post-implementation support. Hardware, software and certain project costs were capitalized as fixed assets and are being amortized over their useful lives. The remainder of such costs were expensed as incurred and all remaining post-implementation and Year 2000 remediation costs are being expensed as incurred .

At September 30, 1999, $12,600,000 and $6,100,000 of such costs have been capitalized and expensed, respectively. All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

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

Should either the Company's internal IT or non-IT systems or the internal systems of one or more of its critical third-party relationships, or their critical third-party relationships, fail to achieve Year 2000 compliance, there could be a material adverse effect on the Company's business and its results of operations.

Since the Company has not completed the data gathering phase, with respect to non-IT systems and critical third parties, of its Year 2000 Program, it cannot yet quantify the costs, if any, that may be required to remedy those non-IT systems or incurred in identifying and switching to compliant third parties, if necessary. The Company does rely heavily on numerous, foreign manufacturers with approximately 88% of its inventory purchases being produced in the Far East. The Company is currently assessing the status of such manufacturers and their dependence upon IT or non-IT systems, which it expects to complete during the fourth quarter of 1999. There is no absolute assurance that the Company's business operations will not be disrupted if certain of these manufacturers are unable to timely deliver product to the Company in the Year 2000; however, during 1998 no individual supplier accounted for more than 9% and the five largest suppliers in the aggregate did not account for more than 32% of the Company's purchases.

CONTINGENCY PLANS:

The Company has certain contingency options, which continue to be updated, that are available in the event its Year 2000 Program for internal IT is not successful. Due to the evaluation of certain risks with the planned implementation of the new packaged computer software system at its Canadian and European operations, the Company made a decision to complete the modifications already begun of those legacy systems by executing its previously developed contingency plan to become Year 2000 compliant. The Company estimates that the incremental effort to finalize evaluation, make the necessary modifications of active programs, and test and implement such changes will be completed during the fourth quarter of 1999. Additionally, the Company has identified the critical business processes required to continue to operate the business at its Canadian and European operations. Although the Company believes that remediation of the legacy systems for those operations will be completed within the necessary timeframe, it is identifying alternate processes (i.e. manual or alternate systems) for its critical business processes. This evaluation will be completed during the fourth quarter of 1999. If the Company determines that either its non-IT systems or critical third-party relationships will not be compliant, it will either obtain alternative non-IT systems, or in the case of third parties, switch to other vendors or suppliers, where practical, which are Year 2000 compliant, if necessary.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents and marketable securities of $184,496,000 compared to cash and cash equivalents and marketable securities of

$225,823,000 at December 31, 1998.

Working capital requirements during the nine months ended September 30, 1999 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

At September 30, 1999, the Company had marketable securities of $142,236,000. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

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

The Company enters into forward exchange contracts and currency options, principally to manage the economic currency risks associated with the purchase of inventory and the repayment of intercompany loans by its European and Canadian operations. Gains and losses, related to such contracts, were not material to its results of operations. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

In January 1999, the Board of Directors authorized the Company to repurchase additional 1,000,000 shares of common stock for a total authorization of 5,000,000 shares. During the three months ended September 30, 1999, the Company purchased 244,000 shares for $ 5,381,000. As of September 30, 1999, 4,746,000 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.



FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This filing of the Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, implementation issues related to the Company's new packaged computer software system, the possible effects of Year 2000 issues and other factors.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)    Documents filed as part of this Report.

            27.1  Financial Data Schedule.

      b) During the quarter ended September 30, 1999, no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             RUSS BERRIE AND COMPANY, INC.
                                             -----------------------------
                                                       (Registrant)

    11/15/99                            By  /s/Eric R. Lohwasser
    --------                                ---------------------------
       Date                                 Eric R. Lohwasser
                                            Vice President - Finance,
                                            Chief Financial Officer