Form 10-K
period 1999-12-31
RUSS BERRIE & CO INC
filed 2000-03-29
CIK 739878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended December 31, 1999 OR

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

     Approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 2000 was $171,804,041.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of March 9, 2000, was as follows:

               CLASS                                       NUMBER OF SHARES

 Common Stock, $0.10 stated value                             20,551,260


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's 2000 Proxy Statement, relating to registrant's Annual Meeting of Shareholders to be held on May 9, 2000 (the "2000 Proxy Statement"), are incorporated by reference into Part III of this report.

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

The Company maintains a direct salesforce and distribution network to serve its customers in the United States, Europe, Canada and Australia. In countries where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold through distributors. See Note 16 of the Notes to Consolidated Financial Statements for more information regarding segment and geographic information.

PRODUCTS

The Company's product line of approximately 6,000 items (including distinctive variations on basic product designs) is marketed under the trade name and trademark RUSS(R). This extensive line encompasses both seasonal and everyday products that focus on theme or concept groupings such as collectible heirloom bears, stuffed animals, wedding, anniversary and baby gifts, tabletop accessories and home decor, including candles and accessories, collectible glass, porcelain and ceramic gifts and contemporary lifestyle gifts and accessories. Extensive seasonal lines include products for all major holidays. In addition, the Company's subsidiary, Bright of America, Inc., principally markets placemats and candles as well as aromatic products such as potpourri and incense, through its division, Scentex(R), directly to mass merchandisers.

Most of the Company's products have suggested retail prices between $3 and $50. Product sales are highly diverse and, as such, no single item represented more than 2% of the Company's sales in 1999.

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

Substantially all of the Company's products are produced by independent manufacturers, generally in the Far East, under the supervision of Company personnel. During 1999, approximately 93% of the Company's products were produced in the Far East, and approximately 7% in the United States. Purchases in the United States predominantly represent domestically produced displays, candles, placemats and printed materials such as cards.

The Company utilizes approximately 100 manufacturers in the Far East, with facilities primarily in the People's Republic of China and Taiwan. During 1999, approximately 87% of the Company's dollar volume of purchases was attributable to manufacturing in the People's Republic of China. Legislation has been proposed from time to time that would revoke the most-favored nation status (which is a designation determined annually by the President of the United States, subject to possible override by Congress) of the People's Republic of China. Such a revocation would most likely cause import duties to increase or become applicable to products imported by the Company from the People's Republic of China.

A significant portion of the Company's staff of approximately 290 employees in Hong Kong, Taiwan, Korea, Philippines and the cities of Shenzhen and Qingdao in the People's Republic of China monitor the production process with responsibility for the quality, safety and prompt delivery of Company products as well as product development and design as described earlier. Members of the Company's Far East staff make frequent visits to the manufacturers for which they are responsible. Certain of the Company's manufacturers sell exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company's products. In 1999, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 7% of such purchases and the five largest suppliers accounted for approximately 32% in the aggregate.

MARKETING

The Company's products are marketed primarily through its own direct salesforce of approximately 500 full-time employees as of December 31, 1999. The Company maintains a telemarketing department which is responsible for servicing the Company's smaller customers. Products are sold directly to retail customers in the United States and in certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, military post exchanges and internet companies. During 1999, the Company sold gift products to more than 48,000 customers worldwide. No single customer accounted for more than 3% of sales.

The Company reinforces the marketing efforts of its salesforce through an active promotional program, including showrooms, participation in trade shows, trade and consumer advertising and a program of seasonal and theme based catalogs. The Company maintains a marketing plan which recognizes its most valued customers as "Preferred Partners", based upon attainment of certain sales levels, and offers them special benefits and privileges including, but not limited to, access to exclusive product offerings and dedicated customer service representatives.

The Company believes that effective packaging and merchandising of its products are also very important to its marketing success. Many products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then recycled or discarded when all the products have been sold. The Company also offers semi-permanent freestanding lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company's products.

The Company believes that customer service is another essential component of its marketing strategy and therefore has established a Customer Service Department that responds to customer requests, investigates and resolves problems and generally assists customers.

The Company's general terms of sale are believed to be competitive in the gift industry. The Company provides extended payment terms to customers, which do not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasons. The Company has a general policy that all sales are final and does not sell on consignment.

The Company maintains a direct salesforce and distribution network to serve its customers in England, Holland, Belgium, Ireland, Spain, Germany, Austria, Canada, France and Australia. The Company's products are sold worldwide, through distributors, where the Company does not maintain a direct salesforce and distribution network. The Company's foreign sales, including export sales from the United States, aggregated $91,913,000, $78,516,000 and $73,366,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

DISTRIBUTION

The Company has customers located in the United States and throughout the world. In order to serve them effectively, the Company maintains U.S. distribution centers in South Brunswick, New Jersey and Petaluma, California, each of which receives products directly from suppliers and then distributes such products to the Company's customers. The Company also maintains distribution facilities in the Toronto, Canada area, in Southampton, England and Sydney, Australia to serve its customers in Canada, Europe and Australia, respectively. The Company generally uses common carriers to distribute its products to its customers.

SEASONALITY

In addition to its everyday products, the Company produces specially designed products for holiday seasons which include: Christmas/Chanukah, Easter, Valentine's Day, Father's Day, Halloween/Thanksgiving, Mother's Day, St. Patrick's Day and Graduation/Secretary's Day.

The pattern of the Company's sales is influenced by the shipment of seasonal merchandise. The Company generally ships the majority of orders each year for Christmas in the quarter ended September 30, for Valentine's Day in the quarter ended December 31 and for Easter in the quarter ended March 31. Certain orders scheduled for shipment in the quarters ended June 30, 1999 and September 30, 1999 were delayed or cancelled due to the operational issues which were caused by the domestic implementation of a new computer system (See section entitled, "Management's Discussion and Analysis of Results of Operations and Financial Condition").

During 1999, gift items specially designed for individual seasons accounted for approximately 51% of the Company's sales; no individual season accounted for more than 20% of the Company's sales.

The following table sets forth the Company's quarterly sales during 1999, 1998 and 1997.


                                 QUARTERLY SALES
                                  (IN MILLIONS)

                                                         1999                   1998                  1997
QUARTER ENDED                                      SALES        %         SALES       %         SALES        %
MARCH 31 ..................................        $75.4       27.2       $74.6      27.6       $62.1      22.9

JUNE 30 ...................................        $47.5       17.1       $50.9      18.8       $58.5      21.6

SEPTEMBER 30 ..............................        $89.8       32.4       $83.0      30.7       $87.5      32.2

DECEMBER 31 ...............................        $64.8       23.3       $62.0      22.9       $63.2      23.3

The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher sales volume.

BACKLOG

It is characteristic of the Company's business that orders for seasonal merchandise are taken in advance of shipment. The Company's backlog at December 31, 1999 and December 31, 1998 was $29,775,000 and $31,962,000, respectively.

COMPETITION

The gift industry is highly competitive. The Company believes that the principal competitive factors in the gift business are marketing ability, reliable delivery, product design, quality, customer service and price. The Company's principal competitors are Gund, Inc., Midwest Imports, Department 56, Inc., Boyds Collections LTD. (Inc.), Ganz Bros., Ty, Inc., Enesco Group, Inc. and numerous small suppliers. Certain of the Company's existing or potential competitors may have financial resources that are greater than those of the Company.

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

EMPLOYEES

As of December 31, 1999, the Company employed approximately 1,550 persons. The Company considers its employee relations to be good; substantially all of the Company's employees are not covered by a collective bargaining agreement. The Company's policy is to require that its management, sales and product development and design personnel enter into confidentiality agreements and, in the case of sales management and sales personnel, non-competition agreements (subject to certain territorial limitations) which restrict their ability to compete with the Company for a period of six months after termination of their employment.

GOVERNMENT REGULATION

Certain of the Company's products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission ("Commission") to protect children from certain hazardous articles by regulating their use or excluding them from the market and requiring a manufacturer to repurchase articles which become banned. The Commission's determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions. The Company maintains a quality control program in order to comply with applicable laws.

In cooperation with the Commission, the Company is voluntarily recalling one item in both the United States and Canada which the Commission has indicated violates the Federal Hazardous Substances Act for the design and construction of baby rattles. Neither the Commission nor the Company are aware of any incidents or injuries involving these rattles.

DISCONTINUED OPERATIONS

On May 2, 1997, the Company completed the sale of substantially all of the assets of Cap Toys, Inc. and OddzOn Products, Inc., its toy business segment, to a wholly-owned subsidiary of Hasbro, Inc. Accordingly, the toy business segment was reported as discontinued operations in 1997.

The sale transaction resulted in a gain on the sale of discontinued operations in the year ended December 31, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax. Net sales of the Company's discontinued operations for the year ended December 31, 1997 amounted to $38,614,000.

ITEM 2. PROPERTIES

The principal facilities of the Company's operations consist of its corporate offices in Oakland, New Jersey, and distribution centers in South Brunswick, New Jersey, and Petaluma, California, all of which the Company leases. Additionally, office and distribution facilities are located in Southampton, England, in the Toronto, Canada area and in Sydney, Australia. The Company owns the facility used by its subsidiary, Bright of America, Inc., in Summersville, West Virginia, one of its facilities in Southampton, England and most of the office space it uses in Hong Kong. The Company's subsidiary, Amram's Distributing, Limited, owns a facility in Brampton, Canada that serves as its office and distribution facility. The Company leases its other facilities. The facilities of the Company which are maintained in good operating condition, are in the aggregate, adequate for the Company's purposes and are generally fully utilized. Due to the purchase of a new office and distribution facility in Brampton, Canada, the Company vacated the facility being leased and is currently subleasing such facility to a third party. In January 2000, the Company's subsidiary leased an office and distribution facility in Sydney, Australia.

THE COMPANY'S CURRENT PRINCIPAL FACILITIES ARE AS FOLLOWS:



                                                                                LEASE EXPIRATION
                       LOCATION - DOMESTIC                 SQ. FT. AREA         (IF APPLICABLE)(1)
           Petaluma, California(2)(3)...............         234,200            June 30, 2004

           Oakland, New Jersey (2)(4)...............         120,000            April 1, 2004

           South Brunswick, New Jersey (2)(3).......         513,680            May 31, 2004

           Summersville, West Virginia (5)(6).......         156,000            Not Applicable-
                                                                                Owned by the Company

                                                                                LEASE EXPIRATION
                     LOCATION - FOREIGN                    SQ. FT. AREA         (IF APPLICABLE)(1)
           Southampton, England (6).................          61,000            March 25, 2003

           Southampton, England (5)(6)..............          75,500            Not applicable -
                                                                                Owned by the Company

           Brampton, Ontario, Canada (5)(6).........         120,000            Not applicable -
                                                                                Owned by the Company

           North Point, Hong Kong (5)...............          25,630            Not applicable -
                                                                                Owned by the Company

           Kowloon, Hong Kong (5)...................           6,443            August 31, 2000

           Sydney, Australia (5)(6).................          42,000            October 31, 2002



(1)  Not including renewal options, if any.

(2) Properties owned directly or indirectly by Russell Berrie, Chairman and Chief Executive Officer, or members of his immediate family. See ITEM 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(3)  Regional distribution center.

(4)  Corporate headquarters.

(5)  Subsidiary offices.

(6)  Subsidiary distribution center.

The Company operates showroom facilities in Oakland, New Jersey; Los Angeles and San Francisco, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Seattle, Washington; Miami, Florida; Montreal, Vancouver and Toronto, Canada; Brussels, Belgium; Utrecht, Holland; and Kowloon, Hong Kong. Certain showrooms are located within the facilities listed above, others are leased with remaining lease terms ranging between one and six years.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions, as plaintiff or defendant.

The Company is also a defendant in five class action complaints filed in the Superior Court of New Jersey since November 1999 which were consolidated by Consent Order in January 2000 (the "Consolidated Action"). The Consolidated Action purports to be a class action on behalf of all common stockholders of the Company (with certain exceptions). The Consolidated Action seeks, among other things, to enjoin the closing of a then proposed transaction pursuant to which Evercore Partners, L.L.C. would have acquired all of the outstanding common stock of the Company, other than certain shares owned by Russell Berrie, in a merger transaction, alleging, among other things, that the price proposed in that transaction of $27 per share was unfair to the minority shareholders of the Company. The discussions concerning the proposed transaction were terminated in February 2000. The plaintiffs have not timely filed a consolidated amended complaint, as required by the Consent Order, and management expects that plaintiffs will voluntarily terminate the Consolidated Action. Otherwise, the Company intends to vigorously defend the Consolidated Action.

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


                NAME                    AGE              POSITION WITH THE COMPANY
                ----                    ---              -------------------------
           Russell Berrie                67       Chairman, Chief Executive Officer and Director

           Arnold S. Bloom               57       Vice President, General Counsel and Secretary

           Ricky Chan                    47       Senior Vice President - Product Development and Executive
                                                  Vice President of Far East Operations

           Teresa Chan                   45       Vice President - International Sales

           Chris Collins                 37       Vice President - Sales

           Thomas K. Higgerson           51       Vice President - Global Logistics

           J. Michael Hope               54       Vice President - National Accounts

           Daniel J. Kochenash           41       Vice President - Corporate Operations

           Y.B. Lee                      54       Senior Vice President - Far East and President of Far East
                                                  Operations

           Eric R. Lohwasser             44       Vice President - Finance and Chief Financial Officer

           James J. O'Reardon, Jr.       56       Vice President - Administration

           Jeffery D. Schaum             39       Chief Operating Officer


Russell Berrie, the founder of the Company, has been Chairman and Chief Executive Officer of the Company since its incorporation in 1966.

Arnold S. Bloom has been employed by the Company as Vice President, General Counsel and Secretary for more than the past five years.

Ricky Chan has been employed by the Company as Senior Vice President - Product Development since July 1995. Prior to that, Mr. Chan was Vice President - Creative Division since January 1991.

Teresa Chan was elected as an officer of the Company in October 1999 and has been employed by the Company as Vice President - International Sales since February 1997. Ms. Chan was Managing Director of International Operations for more than five years prior thereto.

Chris Collins has been employed by the Company as Vice President - Sales since January 1997. Mr. Collins held various sales managerial positions within the Company for more than five years prior thereto.

Thomas K. Higgerson has been employed by the Company as Vice President - Global Logistics since January 2000. Prior to joining the Company, Mr. Higgerson was employed with Hygrade Integrated Logistics Systems, Inc. as Executive Vice President since March 1997 and as Senior Vice President for more than five years prior thereto.

J. Michael Hope has been employed by the Company as Vice President - National Accounts since February 2000. Prior to that, Mr. Hope was Vice President - Sales Administration since November 1998 and was Vice President and General Manager of the Company's Petaluma Distribution Center for more than five years prior thereto.

Daniel J. Kochenash has been employed by the Company as Vice President - Corporate Operations since January 1998. Prior to that, Mr. Kochenash was Director of Operations since June 1994.

Y.B. Lee has been employed by the Company as President of Far East Operations since October 1996. Mr. Lee has been Senior Vice President-Far East since August 1996 and was Senior Vice President - Far East Plush Division for more than five years prior thereto.

Eric R. Lohwasser has been employed by the Company as Chief Financial Officer since April 1998 and as Vice President - Finance since July 1996. Mr. Lohwasser was Vice President - Controller from December 1995 to July 1996 and was Corporate Controller for more than five years prior thereto.

James J. O'Reardon, Jr. has been employed by the Company as Vice President - Administration since September 1997. Mr. O'Reardon was Director of Administration/Internal Audit for more than five years prior thereto.

Jeffery D. Schaum has been employed by the Company as Chief Operating Officer since April 1999. Prior to joining the Company, Mr. Schaum was employed with the Pfalzgraff Company as Executive Vice President of Operations, since August 1997, and Controller of its Consumer Products division for more than five years prior thereto.



                       ***********************************



                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



At December 31, 1999, the Company's Common Stock was held by 533 shareholders of record. The Company's Common Stock has been traded on the New York Stock Exchange since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:


                                                   HIGH                 LOW
    1999
First Quarter .....................              $ 26 5/8             $ 20 1/16
Second Quarter ....................                27 1/2               23 5/8
Third Quarter .....................                24 7/8               20
Fourth Quarter ....................                26 1/4               18 15/16

   1998

First Quarter ....................               $ 30 3/8              $ 23 5/8
Second Quarter ...................                 30 1/2                24 3/8
Third Quarter ....................                 27 5/8                17 1/4
Fourth Quarter ...................                 23 1/2                15 3/4

The Board of Directors declared its first dividend to holders of the Company's Common Stock in November, 1986. Since then, a cash dividend has been paid quarterly. The current quarterly dividend rate was increased from $0.20 to $0.22 per common share, effective February 2000, which represents the fourth consecutive year of increased dividends.

The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its sole discretion.

     ITEM 6.   SELECTED FINANCIAL DATA

                                                                                   YEARS ENDED DECEMBER 31,
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          1999           1998              1997              1996            1995
     SUMMARY OF OPERATIONS
     Net Sales ..................................       $277,516       $270,511          $271,336           $226,243       $213,918
     Cost of Sales ..............................        114,168        115,499           119,769            105,018        101,059
     Income from Continuing
          Operations Before Income Taxes* .......         53,967         59,584            53,664             42,555         11,407
     Provision for Income Taxes .................         17,531         18,988            16,399             15,856          3,933
     Income from Continuing Operations * ........         36,436         40,596            37,265             26,699          7,474
     Income (Loss) from Discontinued Operations,
          Net of Taxes ..........................             --             --            (1,324)             4,978          9,066
     Gain on Sale of Discontinued Operations,
          Net of Taxes** ........................             --             --            46,700                 --             --
     Net Income .................................         36,436         40,596            82,641             31,677         16,540
     Net Income (Loss) Per Share:
          Continuing Operations
             Basic ..............................           1.73           1.83              1.69               1.23            .35
             Diluted ............................           1.72           1.81              1.67               1.22            .35
          Discontinued Operations
             Basic ..............................             --             --              (.06)               .23            .42
             Diluted ............................             --             --              (.06)               .23            .42
          Gain on Sale of Discontinued Operations
             Basic ..............................             --             --              2.12                --             --
             Diluted ............................             --             --              2.08                --             --
                                                          ------         ------            ------             -----          -----
          Total
             Basic ..............................           1.73           1.83              3.75               1.46            .77
                                                          ======         ======            ======             ======         ======
             Diluted ............................           1.72           1.81              3.69               1.45            .77
                                                          ======         ======            ======             ======         ======
     Dividends Per Share ........................            .80            .76               .68                .60            .60


BALANCE SHEET
Working Capital                                         $288,229       $299,695          $286,358           $187,373       $158,462
Property, Plant and Equipment                             28,297         35,340            21,287             21,765         23,464
Total Assets                                             355,420        378,456           353,445            276,966        251,397
Shareholders' Equity                                     319,598        343,935           316,786            248,726        222,996

STATISTICAL
Current Ratio                                                9.0            9.7               8.8                7.6            6.6
Return on Average Shareholders' Equity                      11.0%          12.3%             29.2%              13.4%           7.5%
Net Profit Margin from Continuing Operations                13.1%          15.0%             13.7%              11.8%           3.5%
Number of Employees                                        1,551          1,471             1,554              1,580          1,752

* 1999 includes an information system write-off of capitalized costs of $10,392,000 before tax or $6,557,000 ($0.31 per share) after tax. 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale of Papel/Freelance, Inc. 1996 includes the gain on sale of Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per share) after tax and a reversal of a litigation provision of $4,450,000 before tax or $2,800,000 ($0.13 per share) after tax.

** Represents the gain on sale of Cap Toys, Inc. and OddzOn Products, Inc. in 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



                 RESULTS OF CONTINUING OPERATIONS - YEARS ENDED

                           DECEMBER 31, 1999 AND 1998


The Company's net sales for the year ended December 31, 1999 were $277,516,000 compared to $270,511,000 for the year ended December 31, 1998. This represents an increase of $7,005,000 or 2.6% due primarily to the increase in net sales of the Company's international operations. The Company's product line, focusing on coordinated themes of product offerings, continues to receive a positive response from customers worldwide. During the year ended December 31, 1999, the Company experienced operational issues which were caused by the domestic implementation of a new computer system. These operational issues had negatively impacted net sales since implementation in June 1999 and ultimately resulted in the termination of the Company's use of this new system and reverting back to its legacy systems.

Cost of sales were 41.1% of net sales in 1999 compared to 42.7% of net sales in 1998. The percentage decrease in cost of sales reflects the higher gross profit margins on sales of certain of the Company's product line concepts during the year ended December 31, 1999. The decrease also reflects the Company's successful efforts to manage inventory levels, resulting in a reduced need to distribute product through other than normal channels.

Selling, general and administrative expense was $107,576,000 or 38.8% of net sales for the year ended December 31, 1999 compared to $105,624,000 or 39.0% of net sales in 1998, an increase of $1,952,000 or 1.8%. This increase is due primarily to higher distribution and delivery costs attributed to operational difficulties and depreciation of computer systems offset by lower costs of a reduced salesforce and realization of costs savings from the closing of its Petaluma, California administrative operations in 1998.

During the quarter ended December 31, 1999, the Company recognized a charge to income of $10,392,000, before tax, for the write-off of the net book value of certain capitalized costs relating to terminating the use of the new computer system. See the section entitled "Year 2000 Compliance" for additional information regarding termination of the new computer system.

Investment and other income of $8,587,000 for the year ended December 31, 1999 compares to $10,196,000 in 1998. Included in investment and other income for the year ended December 31, 1998 was income of $1,828,000 for the completion of a transitional agreement related to the sale of the Company's subsidiary, Papel/Freelance, Inc.

The provision for income taxes as a percent of income before taxes for the year ended December 31, 1999 was 32.5% compared to 31.9% in the prior year.

Net income for the year ended December 31, 1999 was $36,436,000 compared to net income of $40,596,000 for the year ended December 31, 1998. Included in the results for the year ended December 31, 1999 is a charge of $6,557,000, after tax, for the write-off of the Company's new computer system. Included in the results for the year ended December 31, 1998 is income of $1,152,000, after tax, for the completion of a transitional agreement related to the sale of the Company's subsidiary, Papel/Freelance, Inc. Excluding the information system write-off in 1999 and the income from this transitional agreement in 1998, net income increased $3,549,000 or 9.0%. This increase can be primarily attributed to increased net sales and gross profit offset by the increase in selling, general and administrative expense.

The Company maintains a direct salesforce and distribution network to serve its customers in Europe, Canada and Australia. Product, sales and marketing strategies in these foreign operations are similar to those in the Company's domestic operations. Where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold worldwide through distributors. See Note 16 of the Notes to Consolidated Financial Statements for more information regarding geographic information.

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

YEAR 2000 COMPLIANCE

The Company is dependent upon Information Technology (IT) systems in many aspects of its business and relies upon third parties who are also dependent on IT systems. The Company implemented a program (Year 2000 Program) that identified, mitigated and/or prevented any significant adverse effects of the Year 2000 issue.

The Company had undertaken a project to implement a new packaged computer software system for the global organization. During the second quarter of 1999, the Company completed replacement of the Company's custom software that had been utilized to operate and manage its domestic business. The Company experienced post-implementation difficulties with this new packaged computer software system that significantly affected the service levels provided to customers and other operational efficiencies. After attempts to resolve these difficulties, the Company decided to terminate the use of this recently implemented packaged computer software system. This decision coincided with the completion of the remediation of the Company's domestic, Canadian and European legacy computer systems to address the Year 2000 issue.

During the fourth quarter of 1999, the Company recognized a charge to income of $10,392,000 before tax ($6,557,000 after tax) for the write-off of certain property, plant and equipment relating to terminating the use of the new computer system. The total cost of the project related to the abandoned system, since inception, including hardware, packaged software, third-party project implementation and post-implementation support was approximately $19,200,000. Certain hardware, software and project costs had been capitalized as fixed assets and were being amortized over their useful lives prior to the information systems write-off. The remainder of such costs and other costs, including post-implementation and Year 2000 remediation costs, were expensed as incurred.

The Company has not experienced any significant business disruptions related to the transition into the Year 2000; however, we will continue to monitor our computer systems and significant third-party relationships.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents and marketable securities of $202,051,000 compared to $225,823,000 at December 31, 1998.

As of December 31, 1999 and 1998, the Company had marketable securities of $137,143,000 and $152,759,000, respectively, included in the amounts above. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding financial instruments.

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

The Company has available $80,238,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. At December 31, 1999, letters of credit of $13,076,000 were outstanding. There were no direct borrowings under the bank lines of credit. Working capital requirements during 1999 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

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

As of December 31, 1999, the Board of Directors had authorized the Company to repurchase 5,000,000 shares of common stock of which 4,746,300 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990. During 1999, the Company repurchased 1,795,200 shares which amounted to $44,292,000. In February 2000, the Board of Directors authorized the Company to repurchase 2,000,000 additional shares to bring the total authorization to 7,000,000 shares.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the Company's computer systems, the possible effects of Year 2000 issues and other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 1999 and December 31, 1998, a sensitivity analysis to measure potential changes in market value of the Company's investments from a change in interest rates indicates that a one percentage point increase in interest rates would decrease the net aggregate market value of these investments by approximately $2,197,000 and $3,100,000, respectively, and a one percentage point decrease in interest rates would increase the net aggregate market value of these investments by approximately $2,380,000 and $2,600,000, respectively. At December 31, 1999 and December 31, 1998, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company, income from operations would decrease by approximately $780,000 and $530,000, respectively.

Additional information required for this item is incorporated in the section above entitled, "Liquidity and Capital Resources" of Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 3 of the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Russ Berrie and Company, Inc.:


We have audited the accompanying consolidated balance sheet of Russ Berrie and Company, Inc. (a New Jersey Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, appearing on pages 16 to 31 of this Form 10-K, present fairly, in all material respects, the financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page 42 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP



Roseland, New Jersey
February 8, 2000 (except with respect to the matters discussed in Note 20, as to which the date is February 15, 2000)

                        CONSOLIDATED STATEMENT OF INCOME

                         FOR THE YEARS ENDED DECEMBER 31
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            1999              1998               1997
Net sales ........................................................         $277,516          $270,511          $271,336

Cost of sales ....................................................          114,168           115,499           119,769
                                                                           --------          --------          --------
   Gross profit ..................................................          163,348           155,012           151,567

Selling, general and administrative expense ......................          107,576           105,624           104,152

Information system write-off .....................................           10,392                --                --

Investment and other income-net ..................................           (8,587)          (10,196)           (6,249)
                                                                           --------          --------          --------

   Income from continuing operations
        before income taxes ......................................           53,967            59,584            53,664

Provision for income taxes .......................................           17,531            18,988            16,399
                                                                           --------          --------          --------

   Income from continuing operations .............................           36,436            40,596            37,265

Loss from discontinued operations,
     net of taxes ................................................               --                --            (1,324)

Gain on sale of discontinued operations,
     net of taxes ................................................               --                --            46,700
                                                                           --------          --------          --------

    Net income ...................................................          $36,436           $40,596           $82,641
                                                                           ========          ========          ========

Net income (loss) per share:

   Continuing operations
                Basic ............................................            $1.73             $1.83             $1.69
                Diluted ..........................................             1.72              1.81              1.67

   Discontinued operations
                Basic ............................................               --                --              (.06)
                Diluted ..........................................               --                --              (.06)

   Gain on sale of discontinued operations
                Basic ............................................               --                --              2.12
                Diluted ..........................................               --                --              2.08
                                                                           --------          --------          --------

         Total
                Basic ............................................            $1.73             $1.83             $3.75
                                                                           ========          ========          ========
                Diluted ..........................................            $1.72             $1.81             $3.69
                                                                           ========          ========          ========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                  (DOLLARS IN THOUSANDS)
                                                                                                  ACCUMULATED OTHER
                                                                                             COMPREHENSIVE INCOME (LOSS):

                                                                                                          NET  UNREALIZED
                                                                                              FOREIGN       GAIN/(LOSS)
                                                                  ADDITIONAL                  CURRENCY          ON
                                                         COMMON      PAID      RETAINED      TRANSLATION    MARKETABLE      TREASURY
                                            TOTAL        STOCK    IN CAPITAL   EARNINGS      ADJUSTMENT     SECURITIES        STOCK
BALANCE AT DECEMBER 31, 1996 ......        $248,726     $2,433      $43,280      $240,373       $497        $      --      $(37,857)
Comprehensive income:
Net income ........................          82,641         --           --        82,641         --               --            --
OTHER COMPREHENSIVE INCOME,  NET OF TAX:
Foreign currency translation
  adjustment (net of tax benefit of $700)    (1,595)        --           --            --     (1,595)              --            --
Net unrealized gain on securities
  available-for-sale (net of tax of $43)         99         --           --            --         --               99            --
                                           --------
Comprehensive income ..............          81,145
                                           --------
Share transactions under stock
  plans (592,517 shares) ..........           9,964         60        9,904            --         --               --            --
Cash dividends ($0.68 per share) ..         (14,986)        --           --       (14,986)        --               --            --
Transactions in treasury shares
  (398,900 shares) ................          (8,063)        --           --            --         --               --        (8,063)
                                           --------    -------     --------     ---------   --------          -------      --------
BALANCE AT DECEMBER 31, 1997 ......         316,786      2,493       53,184       308,028     (1,098)              99       (45,920)
Comprehensive income:
Net income ........................          40,596         --           --        40,596         --               --            --
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation
  adjustment (net of tax of $72) ..             154         --           --            --        154               --            --
Net unrealized gain on securities
  available-for-sale (net of tax of $159)       334         --           --            --         --              334            --
                                           --------
Comprehensive income ..............          41,084
                                           --------
Share transactions under stock plans
  (275,792 shares) ................           5,396         27        5,369            --         --               --            --
Cash dividends ($0.76 per share) ..         (16,897)        --           --       (16,897)        --               --            --
Transactions in treasury shares
  (103,500 shares) ................          (2,434)        --           --            --         --               --        (2,434)
                                           --------    -------     --------     ---------   --------          -------      --------
BALANCE AT DECEMBER 31, 1998 ......         343,935      2,520       58,553       331,727       (944)             433       (48,354)
Comprehensive income:
Net income ........................          36,436         --           --        36,436         --               --            --
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation
  adjustment (net of tax benefit of $35)        (72)        --           --            --        (72)              --            --
Net unrealized loss on securities
  available-for-sale (net of tax
      benefit of $991) ............          (1,964)        --           --            --         --           (1,964)           --
                                           --------
Comprehensive income ..............          34,400
                                           --------
Share transactions under stock
  plans (123,588 shares) ..........           2,416         12        2,404            --         --               --            --

Cash dividends ($0.80 per share) ..         (16,861)        --           --       (16,861)        --               --            --
Transactions in treasury shares
  (1,795,200 shares) ..............         (44,292)        --           --            --         --               --       (44,292)
                                           --------    -------     --------     ---------   --------          -------      --------
BALANCE AT DECEMBER 31, 1999 ......        $319,598     $2,532      $60,957      $351,302    $(1,016)         $(1,531)     $(92,646)
                                           ========    =======     ========     =========   ========          =======      ========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                    CONSOLIDATED BALANCE SHEET AT DECEMBER 31
                             (DOLLARS IN THOUSANDS)



  ASSETS                                                                                          1999                       1998
  Current assets
     Cash and cash equivalents ...............................................                   $64,908                    $73,064
     Marketable securities ...................................................                   137,143                    152,759
     Accounts receivable, trade, less allowances of
      $3,731 in 1999 and $2,622 in 1998 ......................................                    61,385                     54,861
     Inventories - net .......................................................                    44,307                     45,201
     Prepaid expenses and other current assets ...............................                     9,503                      3,006
     Deferred income taxes ...................................................                     6,805                      5,325
                                                                                               ---------                  ---------
           TOTAL CURRENT ASSETS ..............................................                   324,051                    334,216

  Property, plant and equipment - net ........................................                    28,297                     35,340
  Other assets ...............................................................                     3,072                      8,900
                                                                                               ---------                  ---------
           TOTAL ASSETS ......................................................                  $355,420                   $378,456
                                                                                               =========                  =========
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Accounts payable .........................................................                    $6,228                     $4,249
    Accrued expenses .........................................................                    23,488                     23,067
    Accrued income taxes .....................................................                     6,106                      7,205
                                                                                               ---------                  ---------
           TOTAL CURRENT LIABILITIES .........................................                    35,822                     34,521
                                                                                               ---------                  ---------
  Commitments and contingencies
  Shareholders' equity
     Common stock: $0.10 stated value; authorized
        50,000,000 shares; issued 1999, 25,325,849
        shares; 1998, 25,202,261 shares ......................................                     2,532                      2,520
  Additional paid in capital .................................................                    60,957                     58,553
  Retained earnings ..........................................................                   351,302                    331,727
  Accumulated other comprehensive loss .......................................                    (2,547)                      (511)
  Treasury stock, at cost (4,752,414 shares at
     December 31, 1999 and 2,957,214 shares at
     December 31, 1998) ......................................................                   (92,646)                   (48,354)
                                                                                               ---------                  ---------
           TOTAL SHAREHOLDERS' EQUITY ........................................                   319,598                    343,935
                                                                                               ---------                  ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................                  $355,420                   $378,456
                                                                                               =========                  =========





               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:                                         1999              1998              1997
Net income ...................................................................          $36,436           $40,596           $82,641
Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
     Loss from discontinued operations, net of taxes .........................              --                --             1,324
     Gain on sale of discontinued operations, net of taxes ...................              --                --           (46,700)
     Gain on sale of subsidiary ..............................................              --            (1,828)               --
     Depreciation ............................................................           4,890             2,512             2,846
     Information system write-off ............................................          10,392                --                --
     Amortization of intangible assets .......................................             118               119               149
     Provision for accounts receivable reserves ..............................           2,534             1,872             2,272
     Deferred income taxes ...................................................          (1,480)            3,764               618
     Net loss from sale or disposal of property, plant and equipment .........             154               129               410

CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECT OF DISPOSITIONS:
          Accounts receivable ................................................           (9,058)           (3,990)           (5,660)
          Inventories - net ..................................................              894             5,003             4,146
          Prepaid expenses and other current assets ..........................             (197)             (339)             (109)
          Other assets .......................................................             (590)              122               (42)
          Accounts payable ...................................................            1,979              (222)              762
          Accrued expenses ...................................................              421             1,515             3,647
          Accrued income taxes ...............................................           (1,099)           (2,560)            4,010
                                                                                      ---------          --------          --------
          Total adjustments ..................................................            8,958             6,097           (32,327)
                                                                                      ---------          --------          --------
               Net cash provided by continuing operating activities ..........           45,394            46,693            50,314
                                                                                      ---------          --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities ............................................          (46,365)         (158,342)         (226,379)
Proceeds from sale of marketable securities ..................................           60,017           114,475           117,920
Proceeds from sale of property, plant and equipment ..........................              116               202             1,116
Capital expenditures .........................................................           (8,435)          (16,838)           (4,293)
Net proceeds from sale of subsidiary .........................................               --             1,828                --
Net proceeds from sale of discontinued operations ............................               --             5,442           134,484
                                                                                      ---------          --------          --------
               Net cash provided by (used in) investing activities ...........            5,333           (53,233)           22,848
                                                                                      ---------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock .......................................            2,416             5,396             9,964
Dividends paid to shareholders ...............................................          (16,861)          (16,897)          (14,986)
Purchase of treasury stock ...................................................          (44,292)           (2,434)           (8,063)
                                                                                      ---------          --------          --------
               Net cash (used in) financing  activities ......................          (58,737)          (13,935)          (13,085)
                                                                                      ---------          --------          --------

Effect of exchange rates on cash and cash equivalents ........................             (146)               96            (1,196)
Cash (used in) discontinued operations .......................................               --                --           (17,695)
                                                                                      ---------          --------          --------
Net (decrease) increase in cash and cash equivalents .........................           (8,156)          (20,379)           41,186

Cash and cash equivalents at beginning of year ...............................           73,064            93,443            52,257
                                                                                      ---------          --------          --------


Cash and cash equivalents at end of year .....................................          $64,908           $73,064           $93,443
                                                                                      =========          ========          ========
CASH PAID DURING THE YEAR FOR:

       Interest ..............................................................             $118              $141              $197
       Income taxes ..........................................................          $18,630           $17,784           $33,882



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

ADVERTISING COSTS

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 1999, 1998 and 1997 amounted to $2,014,000, $2,109,000 and $2,112,000, respectively.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less and approximate fair market value.

INVENTORIES

Inventories, which mainly consist of finished goods, are stated at the lower of cost (first-in, first-out) or market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred.

During 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which requires the capitalization of internal use software and other related costs under certain circumstances. External direct costs of materials and services and payroll costs of employees working solely on the application development stage of the project were capitalized in accordance with SOP 98-1. Capitalized costs of the project, remaining after the information system write-off (See Note 5), are being amortized over a period of one to five years commencing with when the system was placed in service. Training and travel costs related to the system implementation were expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Included in other assets is goodwill, which represents the excess of purchase price of acquired assets over the fair market value of net assets acquired. Goodwill is amortized using the straight-line method over fifteen years or less. The Company evaluates the recoverability of goodwill based upon estimated future income and cash flows of operating entities. Impairments would be recognized in operating results to the extent that carrying value exceeds fair value. Other intangible assets acquired are amortized over the period for which benefit is derived, which ranges from three to five years. Goodwill and other intangible assets, net of accumulated amortization, was $383,000 and $501,000 at December 31, 1999 and 1998, respectively. Accumulated amortization amounted to $1,394,000 and $1,456,000 at December 31, 1999 and 1998, respectively.

FOREIGN CURRENCY TRANSLATION

Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries' financial statements, for which the local currency is the functional currency, are recorded as a separate component of other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in investment and other income - net (See
Note 8).

ACCOUNTING FOR INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" as disclosed in Note 9.

EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share in the Consolidated Statement of Income in accordance with SFAS No. 128, "Earnings per Share".

The Notes to the consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated (See Note 10).

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company elects to include all information required by SFAS No. 130 in the Consolidated Statement of Changes in Shareholders' Equity.

SEGMENT AND RELATED INFORMATION

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," (SFAS No. 131) establishes standards for the disclosure of operating segment and related information and also requires disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not affect the Company's consolidated results of operations or financial position and the required disclosure of segment and related information is included in Note 16.

ACCOUNTING FOR DERIVATIVES AND HEDGING

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives and Hedging Accounting - Deferral of the Effective Date of SFAS No. 133" (SFAS No. 137), which deferred the effective date of SFAS No. 133 for an additional year. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Under the deferral permitted by SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, calendar year 2001 for the Company, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing or method of adoption; however, such adoption could increase volatility in earnings and other comprehensive income.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1999 presentation.

NOTE 3 - FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are considered available-for-sale investments. Accordingly, these investments are carried in the accompanying balance sheet at market value, with the difference between cost and market value recorded as a component of shareholders' equity, net of tax. Marketable securities are comprised primarily of U.S. and municipal government fixed income securities. Additionally, included in marketable securities is a diversified portfolio of investment grade preferred securities.

INTEREST RATE FUTURES CONTRACTS AND OPTIONS

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining an economic hedge consisting of government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio's position of preferred securities and futures contracts and options are intended to produce offsetting capital gains and losses, both realized and unrealized, as interest rates change. The market value of these instruments is reported in marketable securities with unrealized gains and losses recorded as part of shareholders' equity.

As of December 31, 1999, marketable securities consist of the following:

                                                              UNREALIZED
                                               COST          GAINS (LOSSES)      MARKET VALUE
U.S. Government obligations                  $32,320,000        $(941,000)        $31,379,000
Municipal obligations                         95,666,000         (716,000)         94,950,000
Preferred stock                               10,985,000         (856,000)         10,129,000
Futures contracts, options and other             492,000          193,000             685,000
                                            ------------     ------------        ------------
Total marketable securities                 $139,463,000      $(2,320,000)       $137,143,000
                                            ============     ============        ============

As of December 31, 1998, marketable securities consist of the following:

                                                                UNREALIZED
                                                 COST         GAINS (LOSSES)     MARKET VALUE
U.S. Government obligations                  $43,116,000          $(6,000)        $43,110,000
Municipal obligations                         99,147,000          316,000          99,463,000
Preferred stock                                9,381,000          476,000           9,857,000
Futures contracts, options and other             480,000         (151,000)            329,000
                                            ------------       ----------        ------------
Total marketable securities                 $152,124,000         $635,000        $152,759,000
                                            ============       ==========        ============

Unrealized gains and losses with respect to available-for-sale investments are recorded, net of tax, in shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income.

FOREIGN CURRENCY CONTRACTS

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory and repayment of intercompany loans by its United Kingdom and Canadian subsidiaries. These contracts enable the Company to buy and sell foreign currencies in the future at fixed exchange rates. Gains and losses related to contracts accounted for as hedges are reported as a component of the related transactions. The Company does not trade in foreign currency contracts to achieve short-term gains. At December 31, 1999 and 1998, the aggregate notional amount of foreign exchange contracts was $18,000,000 and $19,700,000, respectively. At December 31, 1999 and 1998, there were no carrying amounts related to foreign currency contracts in the Consolidated Balance Sheet.

At December 31, 1999, the Company's forward exchange contracts have expiration dates which range from one to twelve months. The estimated fair value of the notional amount of the Company's forward exchange contracts based on quoted rates as of December 31, 1999 and 1998 were $18,012,000 and $19,722,000, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

CONCENTRATIONS OF CREDIT RISK

As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution. As of December 31, 1999, marketable securities of the Company were actively managed by five investment managers. These investment managers operate under guidelines which restrict the investment grade and type of investment and furthermore limit the dollar amount that can be invested in any one instrument.

The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company's diverse customer base. The Company does not normally require collateral or other security to support credit sales.

NOTE 4 - INVENTORY RESERVES

As of December 31, 1999 and 1998, the Company has recorded reserves to reflect inventories at their estimated net realizable value. Management believes that such inventories are fairly stated. The reserve balance as of December 31, 1999 and 1998 was $14,182,000 and $14,048,000, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                             DECEMBER 31,
                                                                                        1999               1998
Land                                                                                  $7,280,000        $7,282,000
Buildings                                                                             13,205,000        12,977,000
Machinery and equipment                                                               21,133,000        18,613,000
Furniture and fixtures                                                                 5,290,000         4,290,000
Leasehold improvement                                                                  9,096,000         7,997,000
                                                                                     -----------       -----------
                                                                                      56,004,000        51,159,000
Less accumulated depreciation
 and amortization                                                                     28,024,000        25,542,000
                                                                                     -----------       -----------
                                                                                      27,980,000        25,617,000

Construction and system
 development in progress                                                                 317,000         9,723,000
                                                                                     -----------       -----------
                                                                                     $28,297,000       $35,340,000
                                                                                     ===========       ===========

In 1998, construction and system development in progress represented primarily the costs capitalized on the Company's implementation of a new computer system. During the quarter ended December 31, 1999, the Company recognized a charge to income of $10,392,000 for the write-off of the net book value of certain property, plant and equipment relating to terminating the use of the new computer system.

NOTE 6 - LINES OF CREDIT

Under its existing domestic bank lines of credit, which are renewed annually, the Company has available $70,000,000 for direct borrowings and letters of credit at any one time.

The maximum amount available to the Company's foreign operations at December 31, 1999, under local lines of credit, is $10,238,000. These lines provide for direct borrowings, letters of credit and overdraft facilities.

In connection with the purchase of imported merchandise, the Company, at December 31, 1999, had letters of credit outstanding under all lines of $13,076,000.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                             DECEMBER 31,
                                                       1999                 1998
Accrued sales commission ...................        $2,205,000        $2,483,000
Accrued litigation .........................           955,000         1,212,000
Accrued payroll and incentive compensation .         3,956,000         3,354,000
Accruals relating to discontinued operations         4,632,000         4,898,000
Others .....................................        11,740,000        11,120,000
                                                   -----------       -----------
                                                   $23,488,000       $23,067,000
                                                   ===========       ===========


NOTE 8 - INVESTMENT AND OTHER INCOME - NET

The significant components of investment and other income - net consist of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                       1999             1998               1997
Investment income ..............................   $9,171,000          $9,009,000       $6,866,000
Interest expense ...............................     (114,000)           (141,000)        (175,000)
Foreign currency transactions, net .............     (886,000)           (593,000)        (722,000)
Gain on sale of subsidiary .....................           --           1,828,000               --
Other ..........................................      416,000              93,000          280,000
                                                   ----------         -----------       ----------
                                                   $8,587,000         $10,196,000       $6,249,000
                                                   ==========         ===========       ==========


On January 17, 1996, the Company completed the sale of its subsidiary, Papel/Freelance, Inc. During the year ended December 31, 1998, $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax, for a transitional agreement related to such sale, was received and recognized as income upon satisfaction of the terms of the agreement.

NOTE 9 - INCOME TAXES

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

Income from continuing operations before income taxes was:

                                                               YEARS ENDED DECEMBER 31,
                                                      1999               1998                1997
United States ..............................       $33,556,000        $45,296,000       $38,330,000
Foreign ....................................        20,411,000         14,288,000        15,334,000
                                                   -----------        -----------       -----------
                                                   $53,967,000        $59,584,000       $53,664,000
                                                   ===========        ===========       ===========

The provision for income taxes consists of the following:

                                                                           YEARS ENDED DECEMBER 31,
CURRENT PROVISION:                                              1999                1998                 1997
Federal ..................................                   $10,524,000          $9,386,000          $10,870,000
Foreign ..................................                     6,381,000           4,610,000            4,353,000
State ....................................                     1,115,000           1,430,000              558,000
                                                             -----------         -----------          -----------
                                                             $18,020,000         $15,426,000          $15,781,000
                                                             -----------         -----------          -----------


DEFERRED PROVISION:

Federal ..................................                     $(610,000)         $3,597,000             $618,000
Foreign ..................................                       121,000             (35,000)                  --
State ....................................                            --                  --                   --
                                                             -----------         -----------          -----------
                                                                (489,000)          3,562,000              618,000
                                                             -----------         -----------          -----------
                                                             $17,531,000         $18,988,000          $16,399,000
                                                             ===========         ===========          ===========


A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

                                                                           YEARS ENDED DECEMBER 31,
                                                                 1999                1998                 1997
Tax at U.S. Federal statutory rate .................         $18,888,000         $20,854,000          $18,782,000
State income tax net of Federal tax benefit ........             725,000             930,000              363,000
Foreign rate difference ............................            (642,000)           (426,000)          (1,014,000)
Charitable contributions ...........................             (48,000)           (592,000)          (1,331,000)
Tax advantaged investment income ...................          (1,998,000)         (2,423,000)          (1,344,000)
U.K. advance corporation tax refund ................                  --                  --           (1,660,000)
Change in valuation allowance ......................              87,000            (451,000)            (765,000)
Adjustment of estimated liabilities ................                  --                  --            1,950,000
Other, net .........................................             519,000           1,096,000            1,418,000
                                                             -----------         -----------          -----------
                                                             $17,531,000         $18,988,000          $16,399,000
                                                             ===========         ===========          ===========


The Company had a valuation allowance at December 31, 1999 and 1998 of $855,000 and $768,000, respectively (primarily relating to deferred state income taxes) to reflect the estimated amount of deferred tax assets which may not be realized.

The components of the net deferred tax asset, net of the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

                                                                        DECEMBER 31,
                                                                 1999                1998
ASSETS (LIABILITIES):
Inventory capitalization ...........................          $1,672,000          $1,800,000
Reserves not deducted for tax purposes .............           2,838,000           2,740,000
Write-off of computer equipment ....................           1,065,000                  --
Accrued future lease obligations ...................                  --             145,000
Litigation .........................................             354,000             466,000
Depreciation .......................................            (295,000)           (121,000)
Unrealized loss/(gain) on marketable
  securities .......................................             789,000            (202,000)
Other ..............................................             382,000             497,000
                                                              ----------          ----------
Net deferred tax asset .............................          $6,805,000          $5,325,000
                                                              ==========          ==========

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries' undistributed earnings less those earnings deemed to be permanently reinvested. The amount of such earnings deemed permanently reinvested was approximately $73,281,000 as of December 31, 1999. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable.

NOTE 10 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                                             YEARS ENDED DECEMBER 31,
                                                                              1999                   1998                      1997

Average common shares outstanding .............................             21,069,000             22,225,000             22,026,000
Dilutive effect of common shares issuable (1) .................                133,000                162,000                351,000
                                                                            ----------             ----------             ----------
Average common shares outstanding
  assuming dilution ...........................................             21,202,000             22,387,000             22,377,000
                                                                            ==========             ==========             ==========

(1)  Issuable under stock option plans.

Stock options outstanding at December 31, 1999 and 1998 to purchase 189,400 and 213,550 shares, respectively, of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares during the respective years.

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain buildings, referred to in Note 12, are leased from Russell Berrie, the Company's majority shareholder, or entities owned or controlled by him. Rentals under these leases for the years ended December 31, 1999, 1998 and 1997 were $3,867,000, $3,931,000 and $4,122,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $7,804,000 as of December 31, 1999, $2,000,000 of which is collateralized by assets of the Company.

The Company also leased a facility through October 1997 from a partnership in which a director of the Company is a general partner. Rentals under this lease agreement for the year ended December 31, 1997 were $830,000.

The Company paid to an investment banking firm, of which a Director of the Company is a Vice Chairman, fees with regard to the sale of the toy business segment (See Note 18). The total amount of transaction fees paid during the year ended December 31, 1997 amounted to $1,632,000.

NOTE 12 - LEASES

At December 31, 1999, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to six years.

Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $5,809,000, $6,052,000 and $6,415,000, respectively.

The approximate aggregate minimum future rental payments as of December 31, 1999 under operating leases are as follows:

        2000 . . . . . . . . . . . . . .           $5,864,000
        2001 . . . . . . . . . . . . . .            5,513,000
        2002 . . . . . . . . . . . . . .            5,107,000
        2003 . . . . . . . . . . . . . .            4,384,000
        2004 . . . . . . . . . . . . . .            1,897,000
        Thereafter . . . . . . . . . . .              123,000

NOTE 13 - STOCK REPURCHASE PROGRAM

As of December 31, 1999, the Board of Directors had authorized the Company to purchase 5,000,000 shares of common stock of which 4,746,300 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990. During 1999, the Company repurchased 1,795,200 shares. See Note 20.

NOTE 14 - STOCK PLANS

The Company has a Stock Option and Restricted Stock Plan, two Stock Option Plans and an Employee Stock Purchase Plan (collectively, the "Stock Plans"). As of December 31, 1999, there were 2,440,725 shares of common stock reserved for issuance under all stock plans. Under the Stock Option and Restricted Stock Plan, stock awards of 2,917 shares, 2,626 shares and 11,661 shares were issued for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options granted for these Stock Plans. Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant date in 1999, 1998 and 1997, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   YEARS ENDED DECEMBER 31,
                                                    1999                    1998                1997

Net income - as reported ...............          $36,436,000          $40,596,000          $82,641,000
Net income - pro forma .................          $35,769,100          $39,686,000          $82,091,000
Earnings per share (basic) - as reported                $1.73                $1.83                $3.75
Earnings per share (basic) - pro forma .                $1.70                $1.79                $3.73


The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

                                                                    YEARS ENDED  DECEMBER 31,
                                                        1999                1998                  1997
Dividend yield .........................                3.39%                2.90%                3.68%
Risk-free interest rate ................                4.60%                5.70%                6.05%
Volatility .............................               32.37%               40.37%               37.32%
Expected life (years) ..................                3.1                  3.0                  3.1

The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

                                                                    YEARS ENDED DECEMBER 31,
                                                        1999                 1998                 1997
Dividend yield .........................                3.39%                2.90%                3.68%
Risk-free interest rate ................                4.59%                5.52%                5.63%
Volatility .............................               32.37%               40.37%               37.32%
Expected life (years) ..................                1.0                  1.0                  1.0

The option price for all stock option plans is equal to the closing price of the Company's common stock as of the date the option is granted. All stock options vest one year from the grant date. Options expire 10 years from the date of grant. Information regarding these option plans for 1999, 1998 and 1997 is as follows:


                                                                                             ALL STOCK OPTION PLANS
                                                                                                                   WEIGHTED
                                                                                                                    AVERAGE
                                                                                      SHARES                     EXERCISE PRICE
Outstanding as of December 31, 1996 .........................................        1,168,776                        15.291
Options Granted .............................................................          323,852                        18.500
Options Exercised ...........................................................         (565,016)                       14.406
Options Cancelled ...........................................................         (165,319)                       19.212
                                                                                     ---------

Outstanding as of December 31, 1997 .........................................          762,293                        16.577
Options Granted .............................................................          223,569                        26.250
Options Exercised ...........................................................         (250,386)                       16.221
Options Cancelled ...........................................................          (41,548)                       19.377
                                                                                     ---------

Outstanding as of December 31, 1998 .........................................          693,928                        19.654
Options Granted .............................................................          231,047                        23.625
Options Exercised ...........................................................         (121,235)                       16.365
Options Cancelled ...........................................................          (42,453)                       26.766
                                                                                     ---------

Outstanding as of December 31, 1999 .........................................          761,287                        21.091

Option price range at December 31, 1999 .....................................                                $9.59 to $26.25

Option price range for exercised shares .....................................                               $10.09 to $18.50

Options available for grant and reserved for
   future issuance at December 31, 1999 .....................................                                      2,308,489

The weighted-average fair value of options granted, on a per share basis, during the years 1999, 1998 and 1997 was $5.05, $7.31 and $4.70, respectively.

The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

                          OPTIONS OUTSTANDING                                            OPTIONS  EXERCISABLE

                        NUMBER        WEIGHTED AVERAGE         WEIGHTED              NUMBER              WEIGHTED
                     OUTSTANDING           REMAINING           AVERAGE             EXERCISABLE            AVERAGE
 EXERCISE PRICES     AT 12/31/99        CONTRACTUAL LIFE     EXERCISE PRICE        AT 12/31/99        EXERCISE  PRICE
      $9.590              3,005            1 year                $9.590              3,005               $9.590
      12.500              9,738            2 years               12.500              9,738               12.500
      17.670            101,342            3 years               17.670            101,342               17.670
      14.875             36,231            4 years               14.875             36,231               14.875
      13.750             22,995            5 years               13.750             22,995               13.750
      13.625             37,668            6 years               13.625             37,668               13.625
      18.500            146,664            7 years               18.500            146,664               18.500
      26.250            189,363            8 years               26.250            189,363               26.250
      23.625            214,281            9 years               23.625                  0               23.625
                        -------                                                    -------
                        761,287                                                    547,006

Under the Employee Stock Purchase Plan, the purchase price is 90% of the closing market price of the stock on the first business day of the Plan year. Information regarding the Employee Stock Purchase Plan for 1999, 1998 and 1997 is as follows:

                                               EMPLOYEE STOCK PURCHASE PLAN
                                         1999              1998               1997
Exercise Price                         $21.263            $23.625            $16.65

Shares Issued                           17,764              1,295             22,780

As of December 31, 1999, the Employee Stock Purchase Plan has 132,236 shares reserved for future issuance.

NOTE 15 - 401(k) PLAN

The Company maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 1999, 1998 and 1997 was $796,000, $733,000 and $737,000, respectively.

NOTE 16 - SEGMENT, GEOGRAPHIC AND RELATED INFORMATION

The Company's continuing operations comprise one operating segment, offering an extensive line of products including stuffed animals, picture frames, candles, figurines and home decor gifts based on current fashions and trends. The following table represents financial data of the Company, under the basis by which the Company has chosen to organize itself, by geographic area:

                                                                       1999                       1998                      1997
REVENUES:
United States ........................................              $187,571,000              $194,270,000              $200,664,000
Europe ...............................................                43,995,000                37,776,000                34,611,000
Other ................................................                45,950,000                38,465,000                36,061,000
                                                                    ------------              ------------              ------------
   Total .............................................              $277,516,000              $270,511,000              $271,336,000
                                                                    ============              ============              ============



INCOME FROM CONTINUING OPERATIONS:
United States ........................................               $22,527,000               $30,883,000               $26,284,000
Europe ...............................................                 4,994,000                 2,967,000                 2,890,000
Other ................................................                 8,915,000                 6,746,000                 8,091,000
                                                                     -----------               -----------               -----------
   Total .............................................               $36,436,000               $40,596,000               $37,265,000
                                                                     ===========               ===========               ===========


IDENTIFIABLE ASSETS:
United States ........................................              $263,433,000              $304,700,000              $290,413,000
Europe ...............................................                43,186,000                36,837,000                30,438,000
Other ................................................                48,801,000                36,919,000                32,594,000
                                                                    ------------              ------------              ------------
   Total .............................................              $355,420,000              $378,456,000              $353,445,000
                                                                    ============              ============              ============


There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States. Outside of the United States, no single country is deemed material for separate disclosure. The Company has no single customer representing greater than 10% of consolidated revenues.

NOTE 17 - LITIGATION

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.

In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company. See Note 20.

NOTE 18 - DISCONTINUED OPERATIONS

On May 2, 1997, the Company completed the sale of substantially all of the assets of its wholly owned subsidiaries, Cap Toys, Inc. and OddzOn Products, Inc., to a wholly owned subsidiary of Hasbro, Inc. These two subsidiaries represented the Company's toy business segment which is reported as discontinued operations for the year ended December 31, 1997. The sale transaction resulted in a gain on the sale of discontinued operations in the year ended December 31, 1997 of $75,300,000 before tax or $46,700,000 ($2.12 per share) after tax. The
Company believes it has adequately provided for any contingencies related to discontinued operations.

Amounts included in net loss from discontinued operations for the toy business segment for the year ended December 31, 1997 were as follows:

                                                              1997
Net sales                                                 $38,614,000
                                                         ============
Loss before taxes                                          (2,483,000)
Benefit for income taxes                                   (1,159,000)
                                                         ------------
Net Loss                                                  $(1,324,000)
                                                         ============

Advertising costs and amortization costs related to intangible assets for discontinued operations amounted to $4,336,000 and $851,000, respectively for the year ended December 31, 1997.

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected financial data for the four quarters ended December 31, 1999 and 1998 are derived from unaudited financial statements and include, in the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation of the results for the interim periods presented. The quarter ended December 31, 1999 includes a charge of $10,392,000 before tax or $6,557,000 after tax ($0.31 per share) for the information system write-off. The quarter ended March 31, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per share) after tax for the completion of a transitional agreement related to the sale of Papel/Freelance, Inc.

                                            FOR QUARTERS ENDED
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
    1999                  MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
Net sales                  $75,403       $47,475        $89,836       $64,802
Gross profit                45,126        26,851         54,427        36,944

Net income                 $11,834        $4,109        $18,237        $2,256


Net income per share
          Basic               $.54          $.19           $.88          $.11
          Diluted              .53           .19            .88           .11

    1998

Net sales                  $74,636       $50,949        $82,969       $61,957
Gross profit                41,899        28,687         49,322        35,104

Net income                  $9,933        $4,120        $16,227       $10,316

Net income per share
          Basic               $.45          $.18           $.73          $.46
          Diluted              .44           .18            .73           .46

NOTE 20 - SUBSEQUENT EVENTS

As of December 31, 1999, 4,746,300 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990. On February 15, 2000, the Board authorized the Company to repurchase 2,000,000 additional shares to bring the total authorization to 7,000,000 shares.

On November 18, 1999, the Company announced that it had received from Evercore Partners, L.L.C. ("Evercore") a non-binding proposal ("Proposal") to acquire all of the outstanding common stock of the Company, other than certain shares owned by Russell Berrie, the Company's majority shareholder, at a price of $27 per share in cash in a merger transaction. The Company's Board of Directors appointed a special committee of independent directors to consider and act upon the Proposal. On February 14, 2000, the Company announced that discussions with Evercore concerning the Proposal had terminated without agreement on a transaction.

In connection with the Proposal, the Company is a defendant in five class action complaints filed in the Superior Court of New Jersey since November 1999 which were consolidated by Consent Order in January 2000 (the "Consolidated Action"). The Consolidated Action purports to be a class action on behalf of all common stockholders of the Company (with certain exceptions). The Consolidated Action seeks, among other things, to enjoin the closing of a then proposed transaction pursuant to which Evercore would have acquired all of the outstanding common stock of the Company, other than certain shares owned by Russell Berrie, in a merger transaction, alleging, among other things, that the price proposed in that transaction of $27 per share was unfair to the minority shareholders of the Company. The discussions concerning the proposed transaction were terminated in February 2000. The plaintiffs have not timely filed a consolidated amended complaint, as required by the Consent Order, and management expects that plaintiffs will voluntarily terminate the Consolidated Action. Otherwise, the Company intends to vigorously defend the Consolidated Action.

In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to this item appears under the captions "ELECTION OF DIRECTORS" and "SECTION 16 COMPLIANCE" of the 2000 Proxy Statement, which is incorporated herein by reference and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" on pages 8 and 9 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item appears under the captions "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD", "DIRECTOR COMPENSATION", "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE REPORT" of the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to this item appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" of the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the captions "EXECUTIVE COMPENSATION", "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" of the 2000 Proxy Statement, which is incorporated herein by reference.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a)  DOCUMENTS FILED AS PART OF THIS REPORT.


1.  FINANCIAL STATEMENTS:

                                                   PAGE NUMBER IN THIS
                                                         REPORT
                                                   -------------------

Report of Independent Public Accountants .......           15

Consolidated Statement of Income for the
years ended December 31, 1999, 1998 and 1997 ...           16

Consolidated Statement of Changes in
Shareholders' Equity for the years ended
December 31, 1999, 1998 and 1997 ...............           17

Consolidated Balance Sheet at December 31,
1999 and 1998 ..................................           18

Consolidated Statement of Cash Flows for the
years ended December 31, 1999, 1998 and 1997 ...           19

Notes to Consolidated Financial Statements .....         20 - 31

2.  FINANCIAL STATEMENT SCHEDULE:

Schedule II  - Valuation and Qualifying Accounts           42


Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

EXHIBITS:

EXHIBIT NO.

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

   (d)   Amendment to Revised By-Laws of the Company adopted July 25, 1995. (28)

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

----


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

(3) Incorporated by reference to Amendment No. 1 to Registration Statement No. 2-88797 on Form S-1, as filed on March 13, 1984.

(9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 on Form S-1, as filed on December 16, 1986.

(11) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

(23) Incorporated by reference to Registration No. 33-51823 on Form S-8, as filed on January 6, 1994.

(28) Incorporated by reference to Form S-8 Registration Statement No. 33 - 37008 as filed on January 4, 1999.

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


----

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


----

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

10.73    Russ Berrie and Company, Inc. Deferred Compensation Plan. (9)

10.76(a) Lease agreement, dated September 17, 1987, between Forsgate Industrial
         Complex and Russ Berrie and Company, Inc. (11)

     (b) Amendment, dated March 18, 1988, between Forsgate Industrial Complex and Russ Berrie and Company, Inc. (11)

10.77 Lease agreement, dated July 1, 1987, between Hunter Street, Inc. and Russ Berrie and Co. (West), Inc. (11)

10.78 Lease agreement, dated October 1, 1987, between David Benjamin and Nicole Berrie, Lakeland Trust and Russ Berrie and Company, Inc. (11)

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

----

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

EXHIBIT NO.

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

     (c) Deed of Trust dated September 18, 1990 by and among Bright, Inc., F.T. Graff Jr. and Louis S. Southworth, III, Trustees, and Bright of America, Inc. (19)

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

----

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

EXHIBIT NO.


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

10.115 Agreement of Purchase and Sale between Amram's Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997. (27)

10.116      Russ Berrie and Company, Inc. 1999 Stock Option Plan. (28)

10.117 Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors. (28)

10.118 Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan. (28)

10.119      Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan.
            (28)

10.120 Second Amendment of Agreement dated January 13, 1999, by and between Russ Berrie and Company, Inc. and A. Curts Cooke. (29)

10.121 Executive Employment Agreement dated April 2, 1998 between Russ Berrie and Company, Inc. and Paul Cargotch. (29)

10.122 Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc. (29)

10.123 Executive Employment Agreement dated March 31, 1999 between Russ Berrie and Company, Inc. and Jeffery D. Schaum.

----


(24) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(25) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(26) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(27) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.

(28)        Incorporated by reference to Form S-8 Registration Statement No.
            333-70081 as filed on January 4, 1999.

(29) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

21.1        List of Subsidiaries

23.1        Consent of Independent Public Accountants

27.1        Financial Data Schedule


(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

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

                                 Russ Berrie and Company, Inc.
                                        (Registrant)

    3/22/00                      By /s/ Eric R. Lohwasser
--------------                      --------------------------------------
     Date                           Eric R. Lohwasser
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Russell Berrie                                                    3/28/00
--------------------------------------
Russell Berrie, Chairman,
Chief Executive Officer and Director
(Principal Executive Officer)



/s/ Raphael Benaroya                                                   3/28/00
--------------------------------------
Raphael Benaroya, Director



/s/ Angelica Berrie                                                    3/28/00
--------------------------------------
Angelica Berrie, Director


/s/ Ilan Kaufthal                                                      3/21/00
--------------------------------------
Ilan Kaufthal, Director


/s/ Charles Klatskin                                                   3/17/00
--------------------------------------
Charles Klatskin, Director


/s/ Joseph Kling                                                       3/28/00
--------------------------------------
Joseph Kling, Director


/s/ William A. Landman                                                 3/28/00
--------------------------------------
William A. Landman, Director


/s/ Sidney Slauson                                                     3/17/00
--------------------------------------
Sidney Slauson, Director


/s/ Josh Weston                                                        3/17/00
--------------------------------------
Josh Weston, Director

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)



           COLUMN A                                COLUMN B         COLUMN C          COLUMN D        COLUMN E
           --------                                --------         --------          --------        ---------

                                                   BALANCE AT
                                                   BEGINNING       CHARGED TO                         BALANCE AT
          DESCRIPTION                              OF PERIOD        EXPENSES         DEDUCTIONS*     END OF PERIOD
          -----------                              ---------        --------         -----------     -------------
Allowance for accounts receivable:

Year ended December 31, 1997                        $ 2,258          $ 2,272          $ 2,297          $ 2,233
Year ended December 31, 1998                          2,233            1,872            1,483            2,622
Year ended December 31, 1999                          2,622            2,534            1,425            3,731


Allowance for slow moving inventory items:

Year ended December 31, 1997                         17,132            2,245            4,085           15,292
Year ended December 31, 1998                         15,292            2,754            3,998           14,048
Year ended December 31, 1999                         14,048            2,991            2,857           14,182


* Principally account write-offs, allowances and disposal of merchandise, respectively.

                                  EXHIBIT INDEX



EXHIBIT NUMBERS


10.123 Executive Employment Agreement dated March 31, 1999 between Russ Berrie and Company, Inc. and Jeffery D. Schaum.


21.1        List of Subsidiaries

23.1        Consent of Independent Public Accountants

27.1        Financial Data Schedule