Form 10-Q
period 2000-03-31
RUSS BERRIE & CO INC
filed 2000-05-15
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... March 31, 2000

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................to.......................
Commission file number ...................................................1-8681

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                            OUTSTANDING AT MAY 10, 2000

Common stock, $0.10 stated value                20,426,287

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX


                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER

   Item 1.    Financial Statements

              Consolidated Balance Sheet as of March 31, 2000
              and December 31, 1999                                            3


              Consolidated Statement of Income for the three months
              ended March 31, 2000 and 1999                                    4


              Consolidated Statement of Cash Flows for the three
              months ended March 31, 2000 and 1999                             5

              Notes to  Consolidated Financial Statements                6 and 7


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-10


   PART II - OTHER INFORMATION


   Item 6.    Exhibits and Reports on Form 8-K                                11

              Signatures                                                      12

PART 1 - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                   (UNAUDITED)
                                                            MARCH 31,       DECEMBER 31,
 ASSETS                                                       2000             1999
                                                            ---------        ---------
Current assets
  Cash and cash equivalents .........................       $  68,945        $  64,908
  Marketable securities .............................         135,599          137,143
  Accounts receivable, trade, less allowances of
     $4,155 in 2000 and $3,731 in 1999 ..............          66,507           61,385
  Inventories - net .................................          40,823           44,307
  Prepaid expenses and other current assets .........           9,393            9,503
  Deferred income taxes .............................           6,866            6,805
                                                            ---------        ---------

           TOTAL CURRENT ASSETS .....................         328,133          324,051

Property, plant and equipment - net .................          28,117           28,297
Other assets ........................................           2,973            3,072
                                                            ---------        ---------

           TOTAL ASSETS .............................       $ 359,223        $ 355,420
                                                            =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ..................................       $   4,530        $   6,228
  Accrued expenses ..................................          19,596           23,488
  Accrued income taxes ..............................          10,052            6,106
                                                            ---------        ---------

           TOTAL CURRENT LIABILITIES ................          34,178           35,822
                                                            ---------        ---------

Commitments and contingencies
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 2000, 25,371,074
    shares; 1999, 25,325,849 shares .................           2,537            2,532
  Additional paid in capital ........................          61,863           60,957
  Retained earnings .................................         358,620          351,302
  Accumulated other comprehensive (loss) ............          (3,230)          (2,547)
  Treasury stock, at cost (4,861,814 shares at
    March 31, 2000 and 4,752,414 shares at
    December 31, 1999) ..............................         (94,745)         (92,646)
                                                            ---------        ---------

           TOTAL SHAREHOLDERS' EQUITY ...............         325,045          319,598
                                                            ---------        ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 359,223        $ 355,420
                                                            =========        =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                       (UNAUDITED)
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   2000          1999
                                                  -------       -------
Net sales .................................       $76,108       $75,403
Cost of sales .............................        30,471        30,277
                                                  -------       -------
  GROSS PROFIT ............................        45,637        45,126

Selling, general and administrative expense        29,592        28,768

Investment and other income-net ...........         1,725         2,022
                                                  -------       -------
   INCOME BEFORE TAXES ....................        17,770        18,380

Provision for income taxes ................         5,931         6,546
                                                  -------       -------
NET INCOME ................................       $11,839       $11,834
                                                  =======       =======

NET INCOME PER SHARE:
      Basic ...............................       $   .58       $   .54
                                                  =======       =======
      Diluted .............................       $   .57       $   .53
                                                  =======       =======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           (UNAUDITED)
                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,

                                                                       2000            1999
                                                                     --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................       $ 11,839        $ 11,834
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation .............................................            985             718
    Amortization of intangible assets ........................             29              30
    Amortization of premium and discount on marketable
       debt securities, net ..................................            121              --
    Provision for accounts receivable reserves ...............            625             597
    Deferred income taxes ....................................            (61)            106
    Net loss from sale or disposal of property, plant
       and equipment .........................................             11             163
    Changes in assets and liabilities:
          Accounts receivable ................................         (5,747)        (10,188)
          Inventories - net ..................................          3,484           8,653
          Prepaid expenses and other current assets ..........            110             123
          Other assets .......................................             70             (87)
          Accounts payable ...................................         (1,698)           (616)
          Accrued expenses ...................................         (3,892)           (754)
          Accrued income taxes ...............................          3,946           3,389
                                                                     --------        --------
            Total adjustments ................................         (2,017)          2,134
                                                                     --------        --------
                   Net cash provided by operating activities .          9,822          13,968

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities ............................         (8,768)        (11,689)
Proceeds from sale of marketable securities ..................          9,916          14,246
Proceeds from sale of property, plant and equipment ..........             15              18
Capital expenditures .........................................         (1,087)         (1,652)
                                                                     --------        --------
                   Net cash provided by investing activities .             76             923

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock .......................            911             818
Dividends paid to shareholders ...............................         (4,521)         (4,403)
Purchase of treasury stock ...................................         (2,099)        (26,648)
                                                                     --------        --------
                   Net cash (used in) financing activities ...         (5,709)        (30,233)

Effect of exchange rates on cash and cash equivalents ........           (152)           (484)
                                                                     --------        --------

Net increase (decrease) in cash and cash equivalents .........          4,037         (15,826)

Cash and cash equivalents at beginning of period .............         64,908          73,064
                                                                     --------        --------
Cash and cash equivalents at end of period ...................       $ 68,945        $ 57,238
                                                                     ========        ========
CASH PAID DURING THE PERIOD FOR:
     Interest ................................................       $     43        $     35
     Income taxes ............................................       $  1,985        $  2,671


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

This report on Form 10-Q for the three months ended March 31, 2000 should be read in conjunction with the Company's annual report on Form 10-K for its year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with current year's presentation.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                         THREE MONTHS ENDED MARCH 31,

                                                             2000             1999
                                                          ----------       ----------
Average common shares outstanding .................       20,574,000       22,008,000
Dilutive effect of common shares issuable (1) .....           46,000          158,000
                                                          ----------       ----------
Average common shares outstanding assuming dilution       20,620,000       22,166,000
                                                          ==========       ==========

(1) Issuable under stock option plans.

The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,521,277 ($0.22 per share) were paid on March 24, 2000 to shareholders of record of the Company's Common Stock on March 10, 2000. Cash dividends of $4,403,005 ($0.20 per share) were paid in the three months ended March 31, 1999.

NOTE 4 - COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", comprehensive income, representing all changes in Shareholders' equity during the period other than changes resulting from the issuance or repurchase of the Company's common stock and payment of dividends, is reconciled to net income for the three months ended March 31, 2000 and 1999 as follows:

                                                   2000                1999
                                               ------------        ------------
Net income ..............................      $ 11,839,000        $ 11,834,000

Other comprehensive (loss), net of taxes:
      Foreign currency translation
        adjustments .....................          (408,000)           (633,000)
      Net unrealized loss on securities
        available-for-sale ..............          (275,000)           (231,000)
                                               ------------        ------------
Other comprehensive (loss) ..............          (683,000)           (864,000)
                                               ------------        ------------

Comprehensive income ....................      $ 11,156,000        $ 10,970,000
                                               ============        ============


NOTE 5 - PENDING ACCOUNTING CHANGE

ACCOUNTING FOR DERIVATIVES AND HEDGING

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" (SFAS No. 137), which deferred the effective date of SFAS No. 133 for an additional year. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Under the deferral permitted by SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, calendar year 2001 for the Company, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing or method of adoption, however, such adoption could increase volatility in earnings and other comprehensive income.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

The Company's net sales for the three months ended March 31, 2000 were $76,108,000 compared to $75,403,000 for the three months ended March 31, 1999. This represents an increase of $705,000, or less than 1.0%. The Company's product line, including recent product introductions, continues to receive a positive response from customers worldwide.

Cost of sales were 40.0% of net sales for the three months ended March 31, 2000 remaining relatively unchanged from 40.2% for the same period in 1999.

Selling, general and administrative expense was $29,592,000 or 38.9% of net sales for the three months ended March 31, 2000 compared to $28,768,000 or 38.2% of net sales for the three months ended March 31, 1999, an increase of $824,000 or 2.9% compared to the prior year. This increase can be attributed to the establishment of the Company's new subsidiary in Australia during the quarter ended March 31, 2000.

Investment and other income of $1,725,000 for the three months ended March 31, 2000 compares to $2,022,000 for the three months ended March 31, 1999. This decrease can be primarily related to decreased investment income attributable to the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the three months ended March 31, 2000 was 33.4% compared to 35.6% in the same period in the prior year. This decrease is due primarily to the lower effective tax rate of the Company's domestic operations.

Net income for the three months ended March 31, 2000 of $11,839,000 compares to net income of $11,834,000 for the same period last year. The increase in gross profit, resulting from increased net sales and slightly improved gross profit margins, and the decreased effective income tax rate was offset by the increase in selling, general and administrative expense and decreased investment income.

YEAR 2000 ISSUE

The Company has not experienced any significant business disruptions related to the transition into the Year 2000; however, it will continue to monitor its computer systems and significant third-party relationships.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents and marketable securities of $204,544,000 compared to cash and cash equivalents and marketable securities of $202,051,000 at December 31, 1999.

Working capital requirements during the three months ended March 31, 2000 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

At March 31, 2000, the Company had marketable securities of $135,599,000. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining an economic hedge consisting of government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio of preferred securities and futures contracts and options position are intended to produce offsetting capital gains and losses, both realized and unrealized, as interest rates change.

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

In February 2000, the Board of Directors authorized the Company to repurchase 2,000,000 additional shares of common stock to bring the total authorization to 7,000,000 shares. During the three months ended March 31, 2000, the Company repurchased 109,400 shares for $2,099,000. As of March 31, 2000, 4,855,700 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

FORWARD-LOOKING STATEMENTS

This filing of the Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the Company's computer systems and other factors.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Documents filed as part of this Report.

                  27.1     Financial Data Schedule.

         b) During the quarter ended March 31, 2000, no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      RUSS BERRIE AND COMPANY, INC.
                                               (Registrant)



     5/15/00                             By    /s/ Eric R. Lohwasser
       Date                                Eric R. Lohwasser
                                              Vice President - Finance,
                                              Chief Financial Officer