Form 10-Q
period 2000-06-30
RUSS BERRIE & CO INC
filed 2000-08-14
CIK 739878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........... June 30, 2000

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number  1-8681
                        ------

                          RUSS BERRIE AND COMPANY, INC.
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

          New Jersey                                      22-1815337
------------------------------------      --------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                              OUTSTANDING AT AUGUST 3, 2000

Common stock, $0.10 stated value                       20,000,291

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX

                                                                       PAGE
PART I - FINANCIAL INFORMATION                                        NUMBER


  Item 1.  Financial Statements

           Consolidated Balance Sheet as of June 30, 2000
           and December 31, 1999                                          3

           Consolidated Statement of Income for the three months
           and the six months ended June 30, 2000 and 1999                4

           Consolidated Statement of Cash Flows for the six
           months ended June 30, 2000 and 1999                            5

           Notes to  Consolidated Financial Statements              6 and 7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8-11


PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders           12


  Item 6.  Exhibits and Reports on Form 8-K                              12

           Signatures                                                    13

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                    (UNAUDITED)
                                                            JUNE 30,         DECEMBER 31,
 ASSETS                                                       2000              1999
 ------                                                   -----------      -------------
Current assets
  Cash and cash equivalents.............................    $ 73,553        $ 64,908
  Marketable securities.................................     131,033         137,143
  Accounts receivable, trade, less allowances of
     $4,030 in 2000 and $3,731 in 1999..................      46,026          61,385
  Inventories - net.....................................      51,545          44,307
  Prepaid expenses and other current assets.............       9,418           9,503
  Deferred income taxes.................................       6,887           6,805
                                                             -------         -------

           TOTAL CURRENT ASSETS                              318,462         324,051

Property, plant and equipment - net.....................      27,616          28,297
Other assets............................................       3,292           3,072
                                                             -------         -------

           TOTAL ASSETS                                     $349,370        $355,420
                                                             =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities

  Accounts payable......................................    $  4,360         $ 6,228
  Accrued expenses......................................      21,331          23,488
  Accrued income taxes..................................       5,472           6,106
                                                              ------         -------

           TOTAL CURRENT LIABILITIES                          31,163          35,822
                                                              ------         -------

Commitments and contingencies
Shareholders' equity

  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 2000, 25,380,397
    shares; 1999, 25,325,849 shares.....................       2,538           2,532
  Additional paid in capital............................      62,035          60,957
  Retained earnings.....................................     359,089         351,302
  Accumulated other comprehensive (loss)................      (4,315)         (2,547)
  Unearned compensation.................................        (186)              -
  Treasury stock, at cost (5,190,814 shares at
    June 30,2000 and 4,752,414 shares at
    December 31, 1999)..................................    (100,954)        (92,646)
                                                             -------         -------

           TOTAL SHAREHOLDERS' EQUITY                        318,207         319,598
                                                             -------         -------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $349,370        $355,420
                                                             =======         =======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
        FINANCIAL STATEMENTS.


                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                          2000          1999         2000        1999
                                                          ----          ----         ----        ----
Net sales............................................   $55,598      $47,475       $131,706      $122,878

Cost of Sales........................................    24,621       20,624         55,092        50,901
                                                         ------       ------        -------       -------

  GROSS PROFIT.......................................    30,977       26,851         76,614        71,977

Selling, general and administrative expense..........    25,520       23,067         55,112        51,835

Investment and other income-net......................     1,803        2,725          3,528         4,747
                                                        -------      -------        -------       -------

   INCOME BEFORE TAXES...............................     7,260        6,509         25,030        24,889

Provision for income taxes...........................     2,297        2,400          8,228         8,946
                                                         ------       ------         ------        ------

NET INCOME...........................................    $4,963       $4,109        $16,802       $15,943
                                                          =====        =====         ======        ======
NET INCOME PER SHARE:

      Basic..........................................    $0.24        $0.19         $ 0.82        $  0.74
      Diluted........................................    $0.24        $0.19         $ 0.82        $  0.73



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                        4

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        (UNAUDITED)
                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                          2000                               1999
                                                                          ----                               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................          $ 16,802                         $ 15,943
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation...............................................             1,997                            1,697
    Amortization of intangible assets..........................                57                               59
    Amortization of premium and discount on marketable
      debt securities, net.....................................               253                               -
    Amortization of unearned compensation......................                 6                               -
    Provision for accounts receivable reserves.................             1,011                              969
    Deferred income taxes......................................               (82)                            (631)
    Net (gain)/loss from sale or disposal of fixed assets......                 9                              (22)
    Changes in assets and liabilities:
          Accounts receivable..................................            14,348                           15,562
          Inventories - net....................................            (7,238)                            (200)
          Prepaid expenses and other current assets............                85                              266
          Other assets.........................................              (277)                             (27)
          Accounts payable.....................................            (1,868)                          (1,406)
          Accrued expenses.....................................            (2,157)                          (1,078)
          Accrued income taxes.................................              (634)                          (3,523)
                                                                         --------                         --------
             Total adjustments.................................             5,510                           11,666
                                                                         --------                         --------
                   Net cash provided by operating activities.              22,312                           27,609

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities..............................          (19,798)                          (22,972)
Proceeds from sale of marketable securities....................           25,491                            21,605
Proceeds from sale of fixed assets.............................               33                                22
Capital expenditures...........................................           (2,598)                           (5,134)
                                                                         -------                          --------
                  Net cash provided by (used in)
                    investing activities.......................            3,128                            (6,479)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock.........................            1,084                             1,531
Dividends paid to shareholders.................................           (9,015)                           (8,642)
Purchase of treasury stock.....................................           (8,499)                          (38,911)
                                                                         -------                          --------
                   Net cash (used in) financing activities.....          (16,430)                          (46,022)
Effect of exchange rates on cash and cash equivalents..........             (365)                             (956)
                                                                         -------                          --------
Net increase (decrease) in cash and cash equivalents...........            8,645                           (25,848)

Cash and cash equivalents at beginning of period...............           64,908                            73,064
                                                                         -------                          --------

Cash and cash equivalents at end of period.....................          $73,553                          $ 47,216
                                                                         =======                          ========
CASH PAID DURING THE PERIOD FOR:
     Interest..................................................          $    25                          $     67
     Income taxes..............................................          $ 8,863                          $ 12,267


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                        5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared by Russ Berrie and Company, Inc. and Subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year.

This report on Form 10-Q for the three and six months ended June 30, 2000 should be read in conjunction with the Company's annual report on Form 10-K for its year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with current year's presentation.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                                               THREE MONTHS                   SIX MONTHS
                                                                              ENDED JUNE 30,                 ENDED JUNE 30,
                                                                         2000              1999          2000             1999
                                                                         ----              ----          ----             -----
Average common shares outstanding.................................    20,333,000       21,095,000        20,454,000     21,556,000
Dilutive effect of common shares issuable (1).....................        41,000          168,000            41,000        161,000
                                                                      ----------       ----------        ----------     ----------
Average common shares outstanding assuming dilution...............    20,374,000       21,263,000        20,495,000     21,717,000
                                                                      ==========       ==========        ==========     ==========

(1)  Issuable under stock option plans.

NOTE 3 - DIVIDENDS

Cash dividends of $4,494,000 ($0.22 per share) were paid on June 7, 2000 to shareholders of record of the Company's Common Stock on May 24, 2000. Cash dividends of $9,015,000 ($0.22 per share) were paid in the six months ended June 30, 2000.

Cash dividends of $4,239,000 ($0.20 per share) were paid on June 4, 1999 to shareholders of record of the Company's Common Stock on May 21, 1999. Cash dividends of $8,642,000 ($0.20 per share per quarter) were paid in the six months ended June 30, 1999.

NOTE 4 - COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", comprehensive income, representing all changes in Shareholders' equity during the period other than changes resulting from the issuance or repurchase of the Company's common stock, payment of dividends and unearned compensation, is reconciled to net income for the three and six months ended June 30, 2000 and 1999 as follows:

                                                              THREE MONTHS                      SIX MONTHS
                                                              ENDED JUNE 30,                   ENDED JUNE 30,
                                                       2000                1999         2000                  1999
                                                       ----                ----         ----                  ----

Net income                                          $4,963,000        $4,109,000      $16,802,000      $15,943,000
Other comprehensive (loss), net of taxes:
Foreign currency translation adjustments            (1,196,000)         (438,000)      (1,604,000)      (1,071,000)
Net unrealized gain (loss) on securities
   available-for-sale                                  111,000        (1,410,000)        (164,000)      (1,641,000)
                                                      --------         ---------          -------        ---------

Other comprehensive (loss)                          (1,085,000)       (1,848,000)      (1,768,000)      (2,712,000)
                                                     ---------         ---------        ---------        ---------

Comprehensive income                                $3,878,000        $2,261,000      $15,034,000      $13,231,000
                                                    ==========        ==========      ===========      ===========


NOTE 5 - PENDING ACCOUNTING CHANGES

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

Under the deferral permitted by SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000; calendar year 2001 for the Company, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing or method of adoption, however, such adoption could increase volatility in earnings and other comprehensive income.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

The Company's net sales for the six months ended June 30, 2000 were $131,706,000 compared to $122,878,000 for the six months ended June 30, 1999. This represents an increase of $8,828,000, or 7.2%. Net sales for the three months ended June 30, 1999 were negatively impacted by the June 1999 conversion to a new computer system for the Company's domestic operations. The Company's product line, including recent product introductions, continues to receive a positive response from customers worldwide.

Cost of sales were 41.8% of net sales for the six months ended June 30, 2000 compared to 41.4% for the same period in 1999. This percentage increase primarily reflects lower gross profit margins on sales of certain of the Company's product line concepts.

Selling, general and administrative expense was $55,112,000 or 41.8% of net sales for the six months ended June 30, 2000 compared to $51,835,000 or 42.2% of net sales for the six months ended June 30, 1999. This represents an increase of $3,277,000 or 6.3% compared to the prior year, however, as a percentage of sales, is lower than the prior year. This increase can be primarily attributed to the establishment of the Company's new subsidiary in Australia in January 2000 and higher selling and shipping costs due to increased sales.

Investment and other income of $3,528,000 for the six months ended June 30, 2000 compares to $4,747,000 for the six months ended June 30, 1999. This decrease can be primarily related to decreased investment income attributable to lower returns on the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the six months ended June 30, 2000 was 32.9% compared to 35.9% in the same period in the prior year. This decrease is due primarily to the lower effective tax rate of the Company's domestic operations as a result of relatively higher permanent deductions for tax reporting purposes and lower effective tax rates of the Company's foreign operations.

Net income for the six months ended June 30, 2000 of $16,802,000 compares to net income of $15,943,000 for the same period last year. This increase is due to the increase in gross profit and the decreased effective income tax rate offset by the increase in selling, general and administrative expense and decreased investment income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

The Company's net sales for the three months ended June 30, 2000 were $55,598,000 compared to $47,475,000 for the three months ended June 30, 1999. This represents an increase of $8,123,000, or 17.1%. Net sales for the three months ended June 30, 1999 were negatively impacted by the June 1999 conversion to a new computer system for the Company's domestic operations. The Company's product line, including recent product introductions, continues to receive a positive response from customers worldwide.

Cost of sales were 44.3% of net sales for the three months ended June 30, 2000 compared to 43.4% for the same period in 1999. The percentage increase primarily reflects higher provisions required for inventory offset by certain fixed costs absorbed by higher sales levels.

Selling, general and administrative expense was $25,520,000 or 45.9% of net sales for the three months ended June 30, 2000 compared to $23,067,000 or 48.6% of net sales for the three months ended June 30, 1999. This represents an increase of $2,453,000 or 10.6% compared to the prior year, however, as a percentage of net sales, is lower than the prior year. This increase can primarily be attributed to the establishment of the Company's new subsidiary in Australia in January 2000 and higher selling costs due to increased sales.

Investment and other income of $1,803,000 for the three months ended June 30, 2000 compares to $2,725,000 for the three months ended June 30, 1999. This decrease can be primarily related to decreased investment income attributable to lower returns on the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the three months ended June 30, 2000 was 31.6% compared to 36.9% in the same period in the prior year. This decrease is due primarily to the lower effective tax rate of the Company's domestic operations as a result of relatively higher permanent deductions for tax reporting purposes.

Net income for the three months ended June 30, 2000 of $4,963,000 compares to net income of $4,109,000 for the same period last year. This increase is due to the increase in gross profit and the decreased effective income tax rate offset by the increase in selling, general and administrative expense and decreased investment income.

YEAR 2000 ISSUE

The Company has not experienced any significant business disruptions related to the transition into the Year 2000; however, it will continue to monitor its computer systems and significant third-party relationships.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents and marketable securities of $204,586,000 compared to cash and cash equivalents and marketable securities of $202,051,000 at December 31, 1999.

Working capital requirements during the six months ended June 30, 2000 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

At June 30, 2000, the Company had marketable securities of $131,033,000. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

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

In February 2000, the Board of Directors authorized the Company to repurchase 2,000,000 additional shares of common stock to bring the total authorization to 7,000,000 shares since the beginning of the Company's stock repurchase program in March, 1990. During the three months ended June 30, 2000 the Company repurchased 339,000 shares for $6,400,000. As of June 30, 2000, 5,194,700 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The date of the Annual Meeting of Shareholders was May 9, 2000.
b) A brief description of each matter voted upon at the meeting other than the election of directors follows:

1.   Amendment to the 1999 Stock Option and Restricted Stock Plan

     Amendment to the 1999 Stock Option and Restricted Stock Plan to reprice only the options issued January 3, 2000 to an exercise price equal to the market closing price of the Company's stock as of February 29, 2000.

     15,510,944 shares were voted in favor of the amendment to the 1999 Stock Option and Restricted Stock Plan, 4,164,580 shares were voted against and 9,981 shares abstained.

2.   Amendment to the 1999 Stock Option Plan for Outside Directors

     Amendment to the 1999 Stock Option Plan for Outside Directors to reprice only the options issued January 3, 2000 to an exercise price equal to $2.00 above the market closing price of the Company's Stock as of February 29, 2000.

     15,506,406 shares were voted in favor of the amendment to the 1999 Stock Option Plan for Outside Directors, 4,168,368 shares were voted against and 10,731 shares abstained.

3.   Amendment to the 1999 Stock Option Plan

     Amendment to the 1999 Stock Option Plan to reprice only the options issued January 3, 2000 to an exercise price equal to the market closing price of the Company's Stock as of February 29, 2000.

     15,589,477 shares were voted in favor of the amendment to the 1999 Stock Option Plan, 4,085,397 shares were voted against and 10,631 shares abstained.

4.   Amendment to 1999 Employee Stock Purchase Plan

     Amendment to 1999 Employee Stock Purchase Plan to reprice only the options issued January 3, 2000 to an excercise price equal to 90% of the market closing price of the Company's Stock as of February 29, 2000.

     15,685,553 shares were voted in favor of the amendment to the 1999 Employee Stock Purchase Plan, 3,989,888 shares were voted against and 10,064 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Documents filed as part of this Report
   10.124 Executive Employment agreement dated June 1, 2000 between Russ Berrie and Company, Inc. and Benjamin J. Sottile.

   27.1   Financial Data Schedule.

b) During the quarter ended June 30, 2000 no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                RUSS BERRIE AND COMPANY, INC.
                                                -----------------------------
                                                         (Registrant)



     08/14/00                                    By   /s/ Nicholas Truyens
-----------------------                               ---------------------
       Date                                           Nicholas Truyens
                                                      Vice President,
                                                      Chief Financial Officer