Form 10-Q
period 2000-09-30
RUSS BERRIE & CO INC
filed 2000-11-14
CIK 739878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

     {_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from......................to..........................

Commission file number....................................................1-8681

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                                     OUTSTANDING AT NOVEMBER 7, 2000
       -----                                     -------------------------------

Common stock, $0.10 stated value                          19,881,803


                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER
                                                                          ------

  Item 1.   Financial Statements

            Consolidated Balance Sheet as of September 30, 2000
            and December 31, 1999                                            3


            Consolidated Statement of Income for the three months
            and the nine months ended September 30, 2000 and 1999            4


            Consolidated Statement of Cash Flows for the nine
            months ended September 30, 2000 and 1999                         5

            Notes to Consolidated Financial Statements                 6 and 7


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8-11


PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                12

            Signatures                                                      13

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2000             1999
                                                                ----             ----
ASSETS
------
Current assets
  Cash and cash equivalents .........................        $  55,295         $  64,908
  Marketable securities .............................          133,970           137,143
  Accounts receivable, trade, less allowances of
     $3,765 in 2000 and $3,731 in 1999 ..............           82,483            61,385
  Inventories - net .................................           46,036            44,307
  Prepaid expenses and other current assets .........            9,611             9,503
  Deferred income taxes .............................            6,533             6,805
                                                             ---------         ---------
            TOTAL CURRENT ASSETS ....................          333,928           324,051

Property, plant and equipment - net .................           26,939            28,297
Other assets ........................................            3,284             3,072
                                                             ---------         ---------
            TOTAL ASSETS ............................        $ 364,151         $ 355,420
                                                             =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Accounts payable ..................................        $   4,067         $   6,228
  Accrued expenses ..................................           23,420            23,488
  Accrued income taxes ..............................            9,436             6,106
                                                             ---------         ---------
            TOTAL CURRENT LIABILITIES ...............           36,923            35,822
                                                             ---------         ---------
Commitments and contingencies
Shareholders' equity
  Common stock: $0.10 stated value; authorized
    50,000,000 shares; issued 2000, 25,391,406
    shares; 1999, 25,325,849 shares .................            2,539             2,532
  Additional paid in capital ........................           62,293            60,957
  Retained earnings .................................          375,259           351,302
  Accumulated other comprehensive (loss) ............           (5,215)           (2,547)
  Unearned compensation .............................             (167)               --
  Treasury stock, at cost (5,526,214 shares at
  September 30, 2000 and 4,752,414 shares at
  December 31, 1999) ................................         (107,481)          (92,646)
                                                             ---------         ---------

           TOTAL SHAREHOLDERS' EQUITY ...............          327,228           319,598
                                                             ---------         ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 364,151         $ 355,420
                                                             =========         =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                       2000            1999          2000               1999
                                                       ----            ----          ----               ----



     Net sales .................................        $94,627        $89,837        $226,333        $212,714

     Cost of Sales .............................         38,797         35,410          93,889          86,310
                                                        -------        -------        --------        --------
       GROSS PROFIT ............................         55,830         54,427         132,444         126,404

     Selling, general and administrative expense         28,588         28,973          83,700          80,808

     Investment and other income-net ...........          3,236          2,182           6,764           6,928
                                                        -------        -------        --------        --------
       INCOME BEFORE TAXES .....................         30,478         27,636          55,508          52,524

     Provision for income taxes ................          9,932          9,398          18,160          18,344
                                                        -------        -------        --------        --------
     NET INCOME ................................        $20,546        $18,238        $ 37,348        $ 34,180
                                                        =======        =======        ========        ========
     NET INCOME PER SHARE:

           Basic ...............................        $  1.03        $  0.88        $   1.84        $   1.61
           Diluted .............................        $  1.02        $  0.88        $   1.84        $   1.60






         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              2000            1999
                                                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................................       $ 37,348        $ 34,180
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation .................................................          2,928           3,314
     Amortization of intangible assets ............................             86              89
     Amortization of premium and discount on marketable
                         debt securities, net .....................            361              --
     Amortization of unearned compensation ........................             25              --
     Provision for accounts receivable reserves ...................          2,018           2,025
     Income from contingency reserve reversal (Note 1) ............         (1,607)             --
     Deferred income taxes ........................................            272            (886)
     Net (gain)/loss from sale or disposal of fixed assets ........              9             (31)
     Changes in assets and liabilities:
              Accounts receivable .................................        (23,116)        (28,437)
              Inventories - net ...................................         (1,729)          4,784
              Prepaid expenses and other current assets ...........           (108)            (48)
              Other assets ........................................           (298)             (5)
              Accounts payable ....................................         (2,161)           (146)
              Accrued expenses ....................................          1,539           3,203
              Accrued income taxes ................................          3,330           5,200
                                                                          --------        --------
                  Total adjustments ...............................        (18,451)        (10,938)
                                                                          --------        --------
                          Net cash provided by operating activities         18,897          23,242
                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities .................................        (35,144)        (39,442)
Proceeds from sale of marketable securities .......................         38,422          47,932
Proceeds from sale of fixed assets ................................             52              67
Capital expenditures ..............................................         (3,330)         (7,272)
                                                                          --------        --------

                Net cash provided by investing activities .........             --           1,285

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock ............................          1,343           1,626
Dividends paid to shareholders ....................................        (13,391)        (12,752)
Purchase of treasury stock ........................................        (15,027)        (44,292)
                                                                          --------        --------

                     Net cash (used in) financing activities ......        (27,075)        (55,418)

Effect of exchange rates on cash and cash equivalents .............         (1,435)             87
                                                                          --------        --------

Net (decrease) in cash and cash equivalents .......................         (9,613)        (30,804)
Cash and cash equivalents at beginning of period ..................         64,908          73,064
                                                                          --------        --------
Cash and cash equivalents at end of period ........................       $ 55,295        $ 42,260
                                                                          ========        ========


CASH PAID DURING THE PERIOD FOR:

          Interest ................................................       $    100        $    111
          Income taxes ............................................       $ 14,829        $ 12,607


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

This report on Form 10-Q for the three and nine months ended September 30, 2000 should be read in conjunction with the Company's annual report on Form 10-K for its year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with current year's presentation.

Investment and other income-net for the three and nine months ended September 30, 2000 includes income of $1,607,000, before tax, or $1,012,000 ($0.05 per diluted share), after tax, for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May 1997.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                                  THREE MONTHS                          NINE MONTHS
                                                                ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                             2000               1999              2000            1999
                                                             ----               ----              ----            ----
Average common shares outstanding .................        20,004,000        20,654,000        20,303,000        21,247,000
Dilutive effect of common shares issuable (1) .....            70,000           103,000            48,000           141,000
                                                           ----------        ----------        ----------        ----------
Average common shares outstanding assuming dilution        20,074,000        20,757,000        20,351,000        21,388,000
                                                           ==========        ==========        ==========        ==========



(1)  Issuable under stock option plans.

NOTE 3 - DIVIDENDS

Cash dividends of $4,394,000 ($0.22 per share) were paid on September 1, 2000 to shareholders of record of the Company's Common Stock on August 18, 2000. Cash dividends of $13,391,000 ($0.22 per share per quarter) were paid in the nine months ended September 30, 2000.

Cash dividends of $4,110,000 ($0.20 per share) were paid on September 3, 1999 to shareholders of record of the Company's Common Stock on August 20, 1999. Cash dividends of $12,752,000 ($0.20 per share per quarter) were paid in the nine months ended September 30, 1999.

NOTE 4 - COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", comprehensive income, representing all changes in shareholders' equity during the period other than changes resulting from the issuance or repurchase of the Company's common stock, payment of dividends and unearned compensation, is reconciled to net income for the three and nine months ended September 30, 2000 and 1999 as follows:

                                                       THREE MONTHS                                  NINE MONTHS
                                                     ENDED SEPTEMBER 30,                           ENDED SEPTEMBER 30,
                                                 2000                   1999                2000                  1999
                                                 ----                   ----                ----                  ----
Net income                                      $ 20,546,000         $ 18,238,000         $ 37,348,000         $ 34,180,000
Other comprehensive income (loss),
     net of taxes:
Foreign currency translation adjustments          (1,530,000)           1,286,000           (3,134,000)             215,000
Net unrealized gain (loss) on securities
   available-for-sale                                630,000             (392,000)             466,000           (2,033,000)
                                                ------------         ------------         ------------         ------------
Other comprehensive income (loss)                   (900,000)             894,000           (2,668,000)          (1,818,000)
                                                ------------         ------------         ------------         ------------
Comprehensive income                            $ 19,646,000         $ 19,132,000         $ 34,680,000         $ 32,362,000
                                                ============         ============         ============         ============



NOTE 5 - PENDING ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVES AND HEDGING
--------------------------------------

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" (SFAS No. 137), which deferred the effective date of SFAS No. 133 for an additional year. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138), establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended by SFAS No. 138, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Under the deferral permitted by SFAS No. 137, SFAS No. 133, as amended by SFAS No. 138, is now effective for fiscal years beginning after June 15, 2000; calendar year 2001 for the Company, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133, as amended by SFAS No. 138, on the consolidated financial statements and has not determined the timing or method of adoption, however, such adoption could increase volatility in earnings and other comprehensive income.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------

The Company's net sales for the nine months ended September 30, 2000 were $226,333,000 compared to $212,714,000 for the nine months ended September 30, 1999. This represents an increase of $13,619,000, or 6.4%. Excluding the impact of changes in foreign currency exchange rates net sales for the nine months ended September 30, 2000 would have increased 7.6% compared to the same period in 1999. Net sales for the nine months ended September 30, 1999 were negatively impacted by the June 1999 conversion to a new computer system for the Company's domestic operations. The Company's product line, including recent product introductions, continues to receive a positive response from customers worldwide. In September 2000, the Company launched a new division, Russ Trading, along with a dedicated Hong Kong showroom. Orders and shipments from this initiative are expected to commence in 2001, giving the Company the ability to market new and different lines and private label merchandise to non-traditional customers of the Company, such as mass merchandisers.

Cost of sales were 41.5% of net sales for the nine months ended September 30, 2000 compared to 40.6% for the same period in 1999. This percentage increase primarily reflects lower gross profit margins on sales of certain of the Company's product line concepts and greater utilization of other than normal distribution channels, offset by lower provisions required for inventory.

Selling, general and administrative expense was $83,700,000 or 37.0% of net sales for the nine months ended September 30, 2000 compared to $80,808,000 or 38.0% of net sales for the nine months ended September 30, 1999. This represents an increase of $2,892,000, or 3.6%, compared to the prior year, however, as a percentage of sales, is lower than the prior year. This increase can be primarily attributed to the establishment of the Company's new subsidiary in Australia in January 2000 and higher selling and shipping costs due to increased sales.

Investment and other income of $6,764,000 for the nine months ended September 30, 2000 compares to $6,928,000 for the nine months ended September 30, 1999. Included in investment and other income for the nine months ended September 30, 2000 was income of $1,607,000 for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May 1997. Excluding the income from this reserve reversal, investment and other income decreased $1,771,000. This decrease can be primarily related to decreased investment income attributable to lower investment balances and lower total returns on the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the nine months ended September 30, 2000 was 32.7% compared to 34.9% for the same period in the prior year. This decrease is due primarily to the lower effective tax rate of the Company's domestic operations, as a result of relatively higher net permanent deductions for tax reporting purposes, and lower effective tax rates of the Company's foreign operations.

Net income for the nine months ended September 30, 2000 of $37,348,000 compares to net income of $34,180,000 for the same period last year. Included in net income for the nine months ended September 30, 2000 was income of $1,012,000, after tax, for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May 1997. Excluding the income from this reserve reversal, net income increased $2,156,000 or 6.3%. This increase is primarily due to the increase in gross profit and the decreased effective income tax rate offset by the increase in selling, general and administrative expense and decreased investment and other income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------

The Company's net sales for the three months ended September 30, 2000 were $94,627,000 compared to $89,837,000 for the three months ended September 30, 1999. This represents an increase of $4,790,000, or 5.3%. Excluding the impact of changes in foreign currency exchange rates, net sales for the three months ended September 30, 2000 would have increased 7.1% compared to the same period in 1999. Net sales for the three months ended September 30, 1999 were negatively impacted by the June 1999 conversion to a new computer system for the Company's domestic operations. The Company's product line, including recent product introductions, continues to receive a positive response from customers worldwide. In September 2000, the Company launched a new division, Russ Trading, along with a dedicated Hong Kong showroom. Orders and shipments from this initiative are expected to commence in 2001, giving the Company the ability to market new and different lines and private label merchandise to non-traditional customers of the Company, such as mass merchandisers.

Cost of sales were 41.0% of net sales for the three months ended September 30, 2000 compared to 39.4% for the same period in 1999. This percentage increase primarily reflects lower gross profit margins on sales of certain of the Company's product line concepts and greater utilization of other than normal distribution channels, offset by lower provisions required for inventory.

Selling, general and administrative expense was $28,588,000 or 30.2% of net sales for the three months ended September 30, 2000 compared to $28,973,000 or 32.3% of net sales for the three months ended September 30, 1999. This represents a decrease of $385,000, or 1.3%, compared to the prior year and as a percentage of net sales is lower than the prior year. This decrease can primarily be attributed to lower shipping and administration costs due to inefficiencies experienced in the three months ended September 30, 1999 resulting from the conversion to a new computer system for the Company's domestic operation offset by the establishment of the Company's new subsidiary in Australia in January 2000 and higher selling costs due to increased sales.

Investment and other income of $3,236,000 for the three months ended September 30, 2000 compares to $2,182,000 for the three months ended September 30, 1999. Included in investment and other income for the three months ended September 30, 2000, was income of $1,607,000 million for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May 1997. Excluding the income from this reserve reversal, investment and other income decreased $553,000. This decrease can be primarily related to decreased investment income attributable to lower investment balances and lower total returns on the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the three months ended September 30, 2000 was 32.6% compared to 34.0% in the same period in the prior year. This decrease is due primarily to the lower effective tax rate of the Company's domestic operations, as a result of relatively higher net permanent deductions for tax reporting purposes, and lower effective tax rates of the Company's foreign operations.

Net income for the three months ended September 30, 2000 of $20,546,000 compares to net income of $18,238,000 for the same period last year. Included in the net income for the three months ended September 30, 2000 was income of $1,012,000, after tax, for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May 1997. Excluding the income from this reserve reversal, net income increased $1,296,000, or 7.1%. This increase is due primarily to the increase in gross profit, the decreased effective income tax rate and the decrease in selling, general and administrative expense offset by decreased investment and other income.

YEAR 2000 ISSUE
---------------

The Company has not experienced any significant business disruptions related to the transition into the Year 2000; however, it will continue to monitor its computer systems and significant third-party relationships.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2000, the Company had cash and cash equivalents and marketable securities of $189,265,000 compared to cash and cash equivalents and marketable securities of $202,051,000 at December 31, 1999.

Working capital requirements during the nine months ended September 30, 2000 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

At September 30, 2000, the Company had marketable securities of $133,970,000 included in the amount above. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

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

In February 2000, the Board of Directors authorized the Company to repurchase 2,000,000 additional shares of common stock to bring the total authorization to 7,000,000 shares since the beginning of the Company's stock repurchase program in March, 1990. During the three months ended September 30, 2000 the Company repurchased 335,400 shares for $6,527,000. As of September 30, 2000, 5,530,100 shares have been repurchased since the beginning of the Company's stock repurchase program in March, 1990.

FORWARD-LOOKING STATEMENTS
--------------------------

This filing of the Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the start up of the Company's recently announced Russ Trading division, changes in foreign currency exchange rates, issues related to the Company's computer systems and other factors.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Documents filed as part of this Report

          27.1 Financial Data Schedule.

     b) During the quarter ended September 30, 2000 no reports on Form 8-K were filed.

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



     11/13/00                By  /s/ NICHOLAS TRUYENS
-----------------------          ---------------------
       Date                      Nicholas Truyens
                                 Vice President,
                                 Chief Financial Officer