Form 10-K
period 2000-12-31
RUSS BERRIE & CO INC
filed 2001-04-02
CIK 739878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 2000 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from _______ to ________

Commission file number       1-8681

                          RUSS BERRIE AND COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                   22-1815337
          ----------                                   ----------
(State of or other jurisdiction of      (I.R.S. Employer  Identification Number)
incorporation or organization)

        111 Bauer Drive, Oakland, New Jersey       07436
       (Address of principal executive offices)  (Zip Code)

           Registrant's Telephone Number, Including Area Code:  (201) 337-9000

Securities registered pursuant to Section 12 (b) of the Act:


                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                         ON WHICH REGISTERED
          -------------------                        ---------------------
     Common Stock, $0.10 stated value                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on March 8, 2001 was $243,550,536.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 8, 2001, was as follows:


                 CLASS                               NUMBER OF SHARES
                 -----                               ----------------
      Common Stock, $0.10 stated value                  19,968,394


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's 2001 definitive Proxy Statement, relating to Registrant's Annual Meeting of Shareholders to be held on April 26, 2001 (the "2001 Proxy Statement"), are incorporated by reference into Part III of this report.

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

The Company maintains a direct salesforce and distribution network to serve its customers in the United States, Europe, Canada and Australia. In countries where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold through distributors. See Note 16 of the Notes to Consolidated Financial Statements for information regarding segment and geographic information.

PRODUCTS

The Company's product line of approximately 6,000 items (including distinctive variations on basic product designs) is marketed under the trade name and trademark RUSS(R). This extensive line encompasses both seasonal and everyday products that focus on theme or concept groupings such as collectible heirloom bears, stuffed animals, wedding, anniversary and baby gifts, tabletop accessories and home decor, including candles and accessories, collectible glass, porcelain and ceramic gifts and contemporary lifestyle gifts and accessories. Extensive seasonal lines include products for all major holidays. In addition, one of the Company's wholly-owned subsidiaries, Bright of America, Inc., principally markets placemats and candles as well as aromatic products such as potpourri and incense, through its division, Scentex(R), directly to mass merchandisers.

Most of the Company's products have suggested retail prices between $3 and $35. Product sales are highly diverse and, as such, no single item represented more than 2% of the Company's sales in 2000.

DESIGN AND PRODUCTION

The Company has a continuing program of new product development. The Company designs most of its own products and then generally evaluates consumer response in selected unaffiliated retail stores. Items are added to the product line only if they can be obtained and marketed on a basis that meets the Company's profitability standards.

The Company believes that the breadth of its product line and the continuous development of new products are key elements to its success and that it is capable of designing and producing large numbers of new products annually.

The Company has approximately 160 employees responsible for product development and design located in the United States and in the Far East. Generally, a new design is brought to market in less than nine months after a decision is made to produce the product. Sales of the Company's products are, in large part, dependent on the Company's ability to identify and react quickly to changing consumer preferences and to effectively utilize its sales and distribution systems to bring new products to market.

The Company engages in market research and test marketing to evaluate consumer reactions to its products. Research into consumer buying trends often suggests new products. The Company assembles information from retail stores, the Company's salesforce and the Company's own Product Development department. The Company continually analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line. Substantially all of the Company's products are produced by independent manufacturers, generally in the Far East, under the supervision of Company personnel. During 2000, approximately 94% of the Company's products were produced in the Far East, and approximately 6% in the United States. Purchases in the United States predominantly represent domestically produced displays, candles, placemats and printed materials such as cards.

The Company utilizes approximately 100 manufacturers in the Far East, with facilities primarily in the People's Republic of China ("PRC"). During 2000, approximately 93% of the Company's dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. Due to various factors, there has been, and may be in the future, opposition to the annual extension of NTR status for the PRC. Subject to the accession of the PRC to the World Trade Organization, the NTR status may be made permanent if certain determinations are made by the President of the United States under Public Law 106-286. There can be no assurance that either the accession or the permanent designation of the NTR status will occur. The loss of such NTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

A significant portion of the Company's staff of approximately 290 employees in Hong Kong, Taiwan, Korea, Philippines and the cities of Shenzhen and Qingdao in the PRC monitor the production process with responsibility for the quality, safety and prompt delivery of Company products as well as design and product development as described earlier. Members of the Company's Far East staff make frequent visits to the manufacturers for which they are responsible. Certain of the Company's manufacturers sell exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company's products and sources of raw materials. In 2000, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 9% of such purchases and the five largest suppliers accounted for approximately 34% in the aggregate.

MARKETING

The Company's products are marketed primarily through its own direct salesforce of approximately 450 full-time employees as of December 31, 2000. The Company maintains a telemarketing department which is responsible for servicing the Company's smaller customers. Products are sold directly to retail customers in the United States and in certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, military post exchanges and internet companies. During 2000, the Company sold gift products to more than 50,000 customers worldwide. No single customer accounted for more than 3% of sales.

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

The Company believes that effective packaging and merchandising of its products are also very important to its marketing success. Many products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then recycled or discarded when all the products have been sold. The Company also offers to its customers semi-permanent freestanding lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company's products at retail locations.

The Company believes that customer service is another essential component of its marketing strategy and therefore has established a Customer Service Department that responds to customer requests, investigates and resolves problems and generally assists customers.

The Company believes its general terms of sale are competitive in the gift industry. The Company provides extended payment terms to customers, which do not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasons. The Company has a general policy that all sales are final and does not sell on consignment.

The Company also maintains a direct salesforce and distribution network to serve its customers in England, Holland, Belgium, Ireland, Spain, Germany, Austria, Canada, France and Australia. The Company's products are sold worldwide, through distributors, where the Company does not maintain a direct salesforce and distribution network. The Company's foreign sales, including export sales from the United States, aggregated $104,085,000, $91,913,000 and $78,516,000 for the years ended December 31, 2000, 1999 and 1998, respectively. See Note 16 of the Notes to Consolidated Financial Statements for additional geographic information.

DISTRIBUTION

The Company has customers located in the United States and throughout the world. In order to serve them effectively, the Company maintains U.S. distribution centers in South Brunswick, New Jersey and Petaluma, California, each of which receives products directly from suppliers and then distributes such products to the Company's customers. The Company also maintains distribution facilities in the Toronto, Canada area, in Southampton, England and the Sydney, Australia area to serve its customers in Canada, Europe and Australia, respectively. The Company is presently contemplating a transaction in which one of its wholly-owned subsidiaries, Russ Berrie (U.K.) Limited, will lease a new distribution center in England from a corporation owned, directly or indirectly, by Mr. Berrie. The new facility is intended to replace the two current facilities maintained by the Company in Southampton, England. Lease terms with respect to the new facility have not yet been finalized. However, construction of the building is expected to commence in April 2001 and be completed in June or July 2002, at which time it is anticipated that Russ Berrie (U.K.) Limited will occupy the building. The Company generally uses common carriers to distribute its products to its customers.

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

During 2000, items specially designed for individual seasons accounted for approximately 46% of the Company's sales; no individual season accounted for more than 18% of the Company's sales.

The following table sets forth the Company's quarterly sales during 2000, 1999 and 1998.

                                 QUARTERLY SALES
                                  (IN MILLIONS)

                                  2000                  1999                  1998
                                  ----                  ----                  ----
QUARTER ENDED                 SALES    %            SALES    %            Sales    %
                              -----   ----          -----   ----          -----   ----
MARCH 31 ................     $78.3   26.0          $77.8   27.1          $77.2   27.7

JUNE 30 .................     $57.6   19.2          $49.0   17.1          $52.8   18.9

SEPTEMBER 30 ............     $97.2   32.3          $93.3   32.5          $85.4   30.6

DECEMBER 31 .............     $67.7   22.5          $66.9   23.3          $63.6   22.8

The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher sales volume.

BACKLOG

It is characteristic of the Company's business that orders for seasonal merchandise are taken in advance of shipment. The Company's backlog at December 31, 2000 and December 31, 1999 was $22,271,261 and $29,775,000, respectively. It is expected that significantly all of the Company's backlog at December 31, 2000 will be shipped during 2001.

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

EMPLOYEES

As of December 31, 2000, the Company employed approximately 1,500 persons. The Company considers its employee relations to be good; substantially all of the Company's employees are not covered by a collective bargaining agreement. The Company's policy is to require that its management, sales and product development and design personnel enter into confidentiality agreements and, in the case of sales management and sales personnel, non-competition agreements (subject to certain territorial limitations) which restrict their ability to compete with the Company for a period of six months after termination of their employment.

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

ITEM 2.  PROPERTIES

The principal facilities of the Company's operations consist of its corporate offices in Oakland, New Jersey, and distribution centers in South Brunswick, New Jersey, and Petaluma, California, all of which the Company leases. Additionally, office and distribution facilities are located in Southampton, England, in the Toronto, Canada area and in the Sydney, Australia area. The Company owns the facility used by one of its wholly-owned subsidiaries, Bright of America, Inc., in Summersville, West Virginia, one of its facilities in Southampton, England and most of the office space it uses in Hong Kong. One of the Company's subsidiaries, Amram's Distributing, Limited, owns a facility in Toronto, Canada that serves as its office and distribution facility. The facilities of the Company are maintained in good operating condition and are, in the aggregate, adequate for the Company's purposes and are generally fully utilized. Due to the purchase of a new office and distribution facility in Toronto, Canada, the Company vacated the facility being leased and is currently subleasing such facility to a third party.

THE COMPANY'S CURRENT PRINCIPAL FACILITIES ARE AS FOLLOWS:

                                                                                   LEASE EXPIRATION
      LOCATION - DOMESTIC                                SQ. FT. AREA             (IF APPLICABLE)(1)
      -------------------                                ------------             ------------------
Petaluma, California (2)(3).................                234,200                June 30, 2004

Oakland, New Jersey (2)(4)..................                120,000                April 1, 2004

South Brunswick, New Jersey (2)(3)..........                513,680                May 31, 2004

Summersville, West Virginia (5)(6)..........                156,000                Not Applicable -
                                                                                   Owned by the Company

                                                                                   LEASE EXPIRATION
      LOCATION - FOREIGN                               SQ. FT. AREA             (IF APPLICABLE)(1)
      -------------------                                ------------             ------------------
Southampton, England (6)....................                 61,000                March 25, 2003

Southampton, England (5)(6).................                 75,500                Not Applicable -
                                                                                   Owned by the Company


Toronto, Ontario, Canada (5)(6).............                120,000                Not Applicable -
                                                                                   Owned by the Company


North Point, Hong Kong (5)..................                 25,630                Not Applicable -
                                                                                   Owned by the Company


Kowloon, Hong Kong (5)......................                  6,443                July 2, 2003

Sydney, Australia (5)(6)....................                 42,000                October 31, 2002

(1)  Not including renewal options, if any.

(2) Properties owned directly or indirectly by Russell Berrie, Chairman and Chief Executive Officer, or members of his immediate family. See ITEM 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(3)  Regional distribution center.

(4)  Corporate headquarters.

(5)  Subsidiary offices.

(6)  Subsidiary distribution center.

The Company also operates showroom facilities in Oakland, New Jersey; Los Angeles and San Francisco, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; High Point, North Carolina; Dallas, Texas; Seattle, Washington; Miami, Florida; Sydney, Australia; Montreal, Vancouver and Toronto, Canada; Southampton, England; Utrecht, Holland; and Kowloon, Hong Kong. Certain showrooms are located within the facilities listed above, others are leased with remaining lease terms ranging between one and five years.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to its business, as plaintiff or defendant.

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

NAME                          AGE          POSITION WITH THE COMPANY
----                          ---          -------------------------
Russell Berrie                68           Chairman, Chief Executive Officer and Director

Arnold S. Bloom               58           Vice President, General Counsel and Secretary

Ricky Chan                    48           Senior Vice  President - Product  Development  and Executive
                                           Vice President of Far East Operations

Teresa Chan                   46           Vice President - International Sales

Dona Fisher                   47           Vice President and Chief Operating Officer

Eva J. Goldenberg             39           Vice President - Human Resources

Thomas K. Higgerson           52           Vice President - Global Logistics

J. Michael Hope               55           Vice President - National Accounts

Y.B. Lee                      55           Senior Vice President - Far East and President of Far East
                                           Operations

James J. O'Reardon, Jr.       57           Vice President - Corporate Audits

Michael M. Saunders           29           Vice President - Chief Information Officer

Benjamin J. Sottile           63           Vice Chairman and Director

Susan Strunck                 39           Vice President - Corporate Affairs

John T. Toolan                42           Executive Vice President - Marketing and Sales

John D. Wille                 45           Vice President and Chief Financial Officer

Russell Berrie, the founder of the Company, has been Chairman and Chief Executive Officer of the Company since its incorporation in 1966.

Arnold S. Bloom has been employed by the Company as Vice President, General Counsel and Secretary for more than the past five years.

Ricky Chan has been employed by the Company as Senior Vice President - Product Development for more than the past five years.

Teresa Chan was elected as an officer of the Company in October 1999 and has been employed by the Company as Vice President - International Sales since February 1997. Ms. Chan was Managing Director of International Operations for more than five years prior thereto.

Dona Fisher has been employed by the Company as Vice President and Chief Operating Officer since September 2000. Prior to joining the Company, Ms. Fisher was employed with Helen of Troy as Senior Vice President and Chief Financial Officer since March 1999, with Sun Apparel Company as Senior Executive Vice President since September 1996 and with The Franklin Mint as Senior Vice President for more than five years prior thereto.

Eva J. Goldenberg, was elected an officer of the Company in January 2001 and has been employed by the Company as Vice President - Human Resouces since April 2000. Ms. Goldenberg was Director of Human Resources since September 1999, Associate General Counsel since January 1999 and Assistant General Counsel since August 1994.

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

James J. O'Reardon, Jr. has been employed by the Company as Vice President - Corporate Audits since April 2000 and was Vice President - Administration since September 1997. Mr. O'Reardon was Director of Administration/Internal Audit for more than five years prior thereto.

Michael M. Saunders has been employed with the Company as Vice President - Chief Information Officer since March 2001. Prior to joining the Company, Mr. Saunders was employed with Danskin, Inc. as Chief Information Officer since April 2000, the Jenna Lane Group as Vice President & Chief Information Officer since December 1998 and Kurt Salmon Associates as Senior Manager - IT Group since June 1995.

Benjamin J. Sottile was elected to the Board of Directors in July 2000 and has been employed with the Company as Vice Chairman since June 2000. Prior to joining the Company, Mr. Sottile was a consultant to the Company since July 1999 and prior thereto was a consultant to various consumer product companies, unaffiliated with the Company, and non-profit organizations since February 1996. Mr. Sottile was employed with Gibson Greetings, Inc. as Chairman, President and Chief Executive Officer for more than five years prior thereto.

Susan Strunck was elected as an officer of the Company in January 2001 and has been employed by the Company as Vice President - Corporate Affairs since April 2000. Ms. Strunck was Director of Corporate Affairs since January 1998 and was assistant to the Chairman for more than five years thereto.

John T. Toolan has been employed with the Company as Executive Vice President - Marketing and Sales since February 2001. Prior to joining the Company, Mr. Toolan was employed with Westpoint Stevens Inc. as Executive Vice President and President of Sales and Marketing since November 1999, as Executive Vice President and President of the Domestic Marketing Division since January 1999, as Senior Vice President of the Company since January 1997 and as President of the Fashion Brands Division since January 1998. Prior to that, Mr. Toolan was Senior Vice President / Home Fashions Division since January 1996.

John D. Wille has been employed with the Company as Vice President and Chief Financial Officer since February 2001. Prior to joining the Company, Mr. Wille was employed with the Betesh Group as Vice President Finance and Chief Financial Officer since November 2000. Prior to that, Mr. Wille was employed with Time Life Inc. as Vice President and Corporate Controller since May 1997 and with The Franklin Mint as Vice President, Strategic Buying, Inventory and Logistics since November 1995.

                       ***********************************

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2000, the Company's Common Stock was held by 546 shareholders of record. The Company's Common Stock has been traded on the New York Stock Exchange since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

                  2000                             HIGH                    LOW
                  ----                             ----                    ---
         First Quarter.............                $ 25 15/ 16             $ 15 7/8
         Second Quarter............                  22                      17
         Third Quarter.............                  21 1/4                  18 15/16
         Fourth Quarter............                  22 11/16                18 3/4

                  1999                             HIGH                    LOW
                  ----                             ----                    ---
         First Quarter.............                $ 26 5/8                $ 20 1/16
         Second Quarter............                  27 1/2                  23 5/8
         Third Quarter.............                  24 7/8                  20
         Fourth Quarter............                  26 1/4                  18 15/16

The Board of Directors declared its first dividend to holders of the Company's Common Stock in November 1986. Since then, a cash dividend has been paid quarterly. The current quarterly dividend rate was increased from $0.20 in 1999 to $0.22 in 2000 and to $0.24 per common share, effective February 2001, which represents the fifth consecutive year of increased dividends.

The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its sole discretion.

ITEM 6.  SELECTED FINANCIAL DATA

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31                             2000           1999           1998           1997            1996
                                               ------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Net Sales*                                       $ 300,801      $ 287,011      $ 279,002      $ 279,167       $ 232,719

Cost of Sales*                                     132,908        123,216        123,760        127,672         111,444

Income from Continuing
    Operations Before Income Taxes**                71,104         53,967         59,584         53,664          42,555

Provision for Income Taxes                          23,163         17,531         18,988         16,399          15,856

Income from Continuing Operations**                 47,941         36,436         40,596         37,265          26,699

Income (Loss) from Discontinued Operations,
    Net of Taxes                                         -              -              -         (1,324)          4,978

Gain on Sale of Discontinued Operations,
    Net of Taxes***                                      -              -              -         46,700               -

Net Income                                          47,941         36,436         40,596         82,641          31,677
Net Income (Loss) Per Share:
    Continuing Operations
        Basic                                         2.37           1.73           1.83           1.69            1.23
        Diluted                                       2.37           1.72           1.81           1.67            1.22
    Discontinued Operations
        Basic                                            -              -              -           (.06)            .23
        Diluted                                          -              -              -           (.06)            .23
    Gain on Sale of Discontinued Operations
        Basic                                            -              -              -           2.12               -
        Diluted                                          -              -              -           2.08               -
                                               ------------------------------------------------------------------------
    Total
        Basic                                         2.37           1.73           1.83           3.75            1.46
        Diluted                                       2.37           1.72           1.81           3.69            1.45
Dividends Per Share                                    .88            .80            .76            .68             .60

BALANCE SHEET
Working Capital                                  $ 304,647      $ 288,229      $ 299,695      $ 286,358       $ 187,373
Property, Plant and Equipment                       26,745         28,297         35,340         21,287          21,765
Total Assets                                       367,009        355,420        378,456        353,445         276,966
Shareholders' Equity                               334,591        319,598        343,935        316,786         248,726

STATISTICAL
Current Ratio                                         10.4            9.0            9.7            8.8             7.6
Return on Average Shareholders' Equity                14.7%          11.0%          12.3%          29.2%           13.4%
Net Profit Margin from Continuing Operations          15.9%          12.7%          14.6%          13.3%           11.5%
Number of Employees                                  1,498          1,551          1,471          1,554           1,580

* Net sales and cost of sales for the years ended December 31, 1999, December 31, 1998, December 31, 1997 and December 31, 1996 have been restated to conform to the presentation for the year ended December 31, 2000, representing the Company's application of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs".

** The year ended December 31, 2000 includes income of $2,544,000 before tax or $1,603,000 ($0.08 per diluted share) after tax for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May 1997. The year ended December 31, 1999 includes an information system write-off of capitalized costs of $10,392,000 before tax or $6,557,000 ($0.31 per diluted share) after tax. The year ended December 31, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per diluted share) after tax for the completion of a transitional agreement related to the sale of Papel/Freelance, Inc. The year ended December 31, 1996 includes the gain on sale of Papel/Freelance, Inc. of approximately $4,800,000 before tax or $3,000,000 ($0.14 per diluted share) after tax and a reversal of a litigation provision of $4,450,000 before tax or $2,800,000 ($0.13 per diluted share) after tax.

*** Represents the gain on sale of Cap Toys, Inc. and OddzOn Products, Inc. in 1997 of $75,300,000 before tax or $46,700,000 ($2.08 per diluted share) after tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2000 AND 1999

The Company's net sales for the year ended December 31, 2000 were $300,801,000 compared to $287,011,000 for the year ended December 31, 1999 reflecting the impact of a new accounting standard for shipping and handling fees and costs, as well as the resultant restatement of the previous year. This represents a net sales increase of $13,790,000 or 4.8% due primarily to the increase in net sales of the Company's international operations, including the Company's new subsidiary in Australia, established in January 2000. Net sales for the year ended December 31, 1999 were negatively impacted by operational issues resulting from the June 1999 conversion to a new computer system for the Company's domestic operations and ultimately resulted in the Company successfully reverting back to its legacy systems. The Company's product line, focusing on coordinated themes of product offerings, continues to receive a positive response from customers worldwide. In September 2000, the Company launched a new division, Russ Trading, along with a dedicated Hong Kong showroom. Orders and shipments from this initiative are expected to commence in 2001. The Company believes that the new division will give the Company the ability to market new and different lines and private label merchandise to non-traditional customers of the Company, such as mass merchandisers.

Cost of sales were 44.2% of net sales in 2000 compared to 42.9% of net sales in 1999 reflecting the impact of a new accounting standard for shipping and handling fees and costs, as well as the resultant restatement of the previous year. The cost of sales percentage increase primarily reflects lower gross profit margins on sales of certain of the Company's product line concepts and greater utilization of other than normal distribution channels during the year ended December 31, 2000.

Selling, general and administrative expense was $106,991,000 or 35.6% of net sales for the year ended December 31, 2000 compared to $108,023,000 or 37.6% of net sales in 1999, a decrease of $1,032,000 or 1.0% and a decrease of 2.0%, as a percent of net sales. This decrease is due primarily to lower distribution and administrative costs resulting from nonrecurring costs incurred in 1999 due to operational difficulties and the depreciation and other costs of the new computer systems. This decrease was partially offset by increased selling costs as a result of increased sales. Selling, general and administrative expense for the year ended December 31, 1999 was restated to conform to the presentation for the year ended December 31, 2000, reflecting the Company's application of a new accounting standard for shipping and handling fees and costs which had been historically recorded net in selling, general and administrative expense.

During the year ended December 31, 1999, the Company recognized a charge to income of $10,392,000, before tax, for the write-off of the net book value of certain capitalized costs relating to terminating the use of the new computer system.

Investment and other income of $10,202,000 for the year ended December 31, 2000 compares to $8,587,000 in 1999. Included in investment and other income for the year ended December 31, 2000 was income of $2,544,000 before tax for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May of 1997. Excluding the income from this reversal, investment and other income decreased $929,000. This decrease is primarily related to decreased investment income from the Company's fixed income portfolio attributable to lower total returns on the Company's investment portfolio.

The provision for income taxes as a percent of income before taxes for the year ended December 31, 2000 remained relatively unchanged at 32.6% compared to 32.5% for the year ended December 31, 1999.

Net income for the year ended December 31, 2000 increased 31.6% to $47,941,000 compared to net income of $36,436,000 for the year ended December 31, 1999 and earnings per diluted share increased 37.8% to $2.37 from $1.72 in 1999. Included in the results for the year ended December 31, 2000 was income of $1,603,000, after tax, or $0.08 per diluted share, for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May of 1997. Included in the results for the year ended December 31, 1999 was a write-off of $6,557,000, after tax, or $0.31 per diluted share, for the Company's new packaged software system. Excluding the reversal for the year ended December 31, 2000 and the information system write-off in 1999, net income for the year ended December 31, 2000 would have increased 7.8% to $46,338,000 compared to $42,993,000 in 1999 and earnings per diluted share would have increased 12.8% to $2.29 from $2.03 in 1999. This increase is primarily attributed to increased net sales and gross profit, along with decreases in selling, general and administrative expense as discussed above.

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999 AND 1998

The Company's net sales for the year ended December 31, 1999 were $287,011,000 compared to $279,002,000 for the year ended December 31, 1998. Net sales for the years ended December 31, 1999 and December 31, 1998 have been restated to conform with the presentation of the year ended December 31, 2000 reflecting the impact of the new accounting standard for shipping and handling fees and costs. This represents a net sales increase of $8,009,000 or 2.9% due primarily to the increase in net sales of the Company's international operations. The Company's product line, focusing on coordinated themes of product offerings, continues to receive a positive response from customers worldwide. During the year ended December 31, 1999, the Company experienced operational issues, which were caused by the domestic implementation of a new computer system. These operational issues had negatively impacted net sales since implementation in June 1999 and ultimately resulted in the termination of the Company's use of this new system and reverting back to its legacy systems.

Cost of sales were 42.9% of net sales in 1999 compared to 44.4% of net sales in 1998 reflecting the impact of a new accounting standard for shipping and handling fees and costs, as well as the resultant restatement of both years. The cost of sales percentage decrease reflects the higher gross profit margins on sales of certain of the Company's product line concepts during the year ended December 31, 1999. The decrease also reflects the Company's successful efforts to manage inventory levels, resulting in a reduced need to distribute product through other than normal channels.

Selling, general and administrative expense was $108,023,000 or 37.6% of net sales for the year ended December 31, 1999 compared to $105,854,000 or 37.9% of net sales in 1998, an increase of $2,169,000 or 2.0%. This increase is due primarily to higher distribution costs attributed to operational difficulties and depreciation of computer systems offset by lower costs of a reduced salesforce and realization of costs savings from the closing of its Petaluma, California administrative operations in 1998.

Selling, general and administrative expense for the years ended December 31, 1999 and December 31, 1998 were restated to conform to the presentation for the year ended December 31, 2000, reflecting the Company's application of a new accounting standard for shipping and handling fees and costs which had been historically recorded net in selling, general and administrative expense.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash and cash equivalents and marketable securities of $218,826,000 compared to $202,051,000 at December 31, 1999.

As of December 31, 2000 and 1999, the Company had marketable securities of $141,032,000 and $137,143,000 respectively, included in the amounts above. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding financial instruments.

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining an economic hedge consisting of government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio of preferred securities and futures contracts and options are intended to produce offsetting capital gains and losses, realized and unrealized, as interest rates change.

The Company has available $80,423,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. At December 31, 2000, letters of credit of $14,182,000 were outstanding. There were no direct borrowings under the bank lines of credit. Working capital requirements during 2000 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The Company enters into forward exchange contracts and currency options, principally to manage the economic currency risks associated with the purchase of inventory and the payment of interest on intercompany loans by its European and Canadian operations. Gains and losses, related to such contracts, were not material to its results of operations. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

As of December 31, 2000, the Board of Directors had authorized the Company to repurchase 7,000,000 shares of common stock of which 5,561,400 shares have been repurchased since the beginning of the Company's stock repurchase program in March 1990. During 2000, the Company repurchased 815,100 shares, which amounted to $15,619,000.

Consistent with its past practices and as a normal course of business, the Company regularly reviews acquisition opportunities of varying sizes. There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities, an amendment of SFAS No. 133", establishing the accounting and reporting for derivatives and hedging activities. The Company has determined that the impact of adopting SFAS No. 133, as amended by SFAS No. 138, on the consolidated financial statements will not be significant. See Note 2, "Accounting for Derivatives and Hedging" of the Notes to Consolidated Financial Statements for additional information.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, "anticipate", "believe", "expect", "intend", "may", "planned", "potential", "should", "will" or "would". The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the start up of the Company's recently announced Russ Trading division, changes in foreign currency exchange rates, issues related to the Company's computer systems and other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2000 and December 31, 1999, a sensitivity analysis to measure potential changes in market value of the Company's investments from a change in interest rates indicates that a one percentage point increase in interest rates would decrease the net aggregate market value of these investments by approximately $1,715,000 and $2,197,000, respectively, and a one percentage point decrease in interest rates would increase the net aggregate market value of these investments by approximately $1,711,000 and $2,380,000, respectively. At December 31, 2000 and December 31, 1999, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company, income from operations would decrease by approximately $1,110,000 and $780,000, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheet of Russ Berrie and Company, Inc. (a New Jersey Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, appearing on pages 16 to 30 of this Form 10-K, present fairly, in all material respects, the financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP

Roseland, New Jersey
February 15, 2001

                        CONSOLIDATED STATEMENT OF INCOME

                         FOR THE YEARS ENDED DECEMBER 31
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   2000           1999           1998
                                                ---------------------------------------
Net sales                                       $ 300,801      $ 287,011      $ 279,002

Cost of sales                                     132,908        123,216        123,760
                                                ---------------------------------------

    Gross profit                                  167,893        163,795        155,242

Selling, general and administrative expense       106,991        108,023        105,854

Information system write-off                            -         10,392              -

Investment and other income-net                   (10,202)        (8,587)       (10,196)
                                                ---------------------------------------

    Income before taxes                            71,104         53,967         59,584

Provision for income taxes                         23,163         17,531         18,988
                                                ---------------------------------------

     Net income                                 $  47,941      $  36,436      $  40,596
                                                =======================================
Net income per share:
     Basic                                      $    2.37      $    1.73      $    1.83
                                                =======================================
     Diluted                                    $    2.37      $    1.72      $    1.81
                                                =======================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)






                                                                                 ADDITIONAL
                                                                       COMMON     PAID IN      RETAINED
                                                          TOTAL         STOCK     CAPITAL      EARNINGS
                                                        ---------------------------------------------------
BALANCE AT DECEMBER 31, 1997                            $ 316,786      $2,493     $53,184     $ 308,028
Comprehensive income:
Net income                                                 40,596           -           -        40,596
Other comprehensive income, net of tax:
Foreign currency translation
    adjustment (net of tax of $72)                            154           -           -             -
Net unrealized gain on securities
    available-for-sale (net of tax of $159)                   334           -           -             -
                                                        ---------
Comprehensive income                                       41,084
                                                        ---------
Share transactions under stock plans
    (275,792 shares)                                        5,396          27       5,369             -
Cash dividends ($0.76 per share)                          (16,897)          -           -       (16,897)
Transactions in treasury shares
    (103,500 shares)                                       (2,434)          -           -             -
                                                        ------------------------------------------------

BALANCE AT DECEMBER 31, 1998                              343,935       2,520      58,553       331,727
Comprehensive income:
Net income                                                 36,436           -           -        36,436
Other comprehensive income (loss), net of tax:
Foreign currency translation
    adjustment (net of tax benefit of $35)                    (72)          -           -             -
Net unrealized loss on securities
    available-for-sale (net of tax benefit of $991)        (1,964)          -           -             -
                                                        ---------
Comprehensive income                                       34,400
                                                        ---------
Share transactions under stock plans
    (123,588 shares)                                        2,416          12       2,404             -
Cash dividends ($0.80 per share)                          (16,861)          -           -       (16,861)
Transactions in treasury shares
    (1,795,200 shares)                                    (44,292)          -           -             -
                                                        ------------------------------------------------

BALANCE AT DECEMBER 31, 1999                              319,598       2,532      60,957       351,302
Comprehensive income:
Net income                                                 47,941           -           -        47,941
Other comprehensive income (loss), net of tax:
Foreign currency translation
    adjustment (net of tax benefit of $1,330)              (2,749)          -           -             -
Net unrealized gain on securities
    available-for-sale (net of tax of $481)                   986           -           -             -
                                                        ---------
Comprehensive income                                       46,178
                                                        ---------
Share transactions under stock plans
    (87,777 shares)                                         2,155           9       2,146             -
Cash dividends ($0.88 per share)                          (17,764)          -           -       (17,764)
Transactions in treasury shares
    (815,100 shares)                                      (15,619)          -           -             -
Unearned compensation, net (10,000 shares)                     43           -           -             -

                                                        ------------------------------------------------
BALANCE AT DECEMBER 31, 2000                            $ 334,591      $2,541     $63,103     $ 381,479
                                                        ================================================
                                                          ACCUMULATED OTHER
                                                   COMPREHENSIVE INCOME (LOSS), NET
                                                   --------------------------------
                                                        FOREIGN    NET UNREALIZED
                                                       CURRENCY    GAIN (LOSS) ON
                                                      TRANSLATION    MARKETABLE         UNEARNED    TREASURY
                                                       ADJUSTMENT    SECURITIES       COMPENSATION    STOCK
                                                   -------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                            $(1,098)     $    99                   -    $ (45,920)
Comprehensive income:
Net income                                                    -            -                   -            -
Other comprehensive income, net of tax:
Foreign currency translation
    adjustment (net of tax of $72)                          154            -                   -            -
Net unrealized gain on securities
    available-for-sale (net of tax of $159)                   -          334                   -            -

Comprehensive income

Share transactions under stock plans
    (275,792 shares)                                          -            -                   -            -
Cash dividends ($0.76 per share)                              -            -                   -            -
Transactions in treasury shares
    (103,500 shares)                                          -            -                   -       (2,434)
                                                   -----------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                               (944)         433                   -      (48,354)
Comprehensive income:
Net income                                                    -            -                   -            -
Other comprehensive income (loss), net of tax:
Foreign currency translation
    adjustment (net of tax benefit of $35)                  (72)           -                   -            -
Net unrealized loss on securities
    available-for-sale (net of tax benefit of $991)           -       (1,964)                  -            -

Comprehensive income

Share transactions under stock plans
    (123,588 shares)                                          -            -                   -            -
Cash dividends ($0.80 per share)                              -            -                   -            -
Transactions in treasury shares
    (1,795,200 shares)                                        -            -                   -      (44,292)
                                                   -----------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                             (1,016)      (1,531)                  -      (92,646)
Comprehensive income:
Net income                                                    -            -                   -            -
Other comprehensive income (loss), net of tax:
Foreign currency translation
    adjustment (net of tax benefit of $1,330)            (2,749)           -                   -            -
Net unrealized gain on securities
    available-for-sale (net of tax of $481)                   -          986                   -            -

Comprehensive income

Share transactions under stock plans
    (87,777 shares)                                           -            -                   -            -
Cash dividends ($0.88 per share)                              -            -                   -            -
Transactions in treasury shares
    (815,100 shares)                                          -            -                   -      (15,619)
Unearned compensation, net (10,000 shares)                    -            -                (149)         192

                                                   -----------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                            $(3,765)     $  (545)              $(149)   $(108,073)
                                                   ===========================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CONSOLIDATED BALANCE SHEET AT DECEMBER 31
                             (DOLLARS IN THOUSANDS)

  ASSETS                                                 2000           1999
                                                      ------------------------
Current assets
   Cash and cash equivalents                          $  77,794      $  64,908
   Marketable securities                                141,032        137,143
   Accounts receivable, trade, less allowances of
      $3,460 in 2000 and $3,731 in 1999                  58,673         61,385
   Inventories - net                                     47,430         44,307
   Prepaid expenses and other current assets              5,508          9,503
   Deferred income taxes                                  6,628          6,805
                                                      ------------------------
      TOTAL CURRENT ASSETS                              337,065        324,051

Property, plant and equipment - net                      26,745         28,297
Other assets                                              3,199          3,072
                                                      ------------------------

      TOTAL ASSETS                                    $ 367,009      $ 355,420
                                                      ========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                   $   4,913      $   6,228
   Accrued expenses                                      20,313         23,488
   Accrued income taxes                                   7,192          6,106
                                                      ------------------------
      TOTAL CURRENT LIABILITIES                          32,418         35,822

Commitments and contingencies
Shareholders' equity
   Common stock: $0.10 stated value; authorized
      50,000,000 shares; issued 2000, 25,413,626
          shares; 1999, 25,325,849 shares                 2,541          2,532
   Additional paid in capital                            63,103         60,957
   Retained earnings                                    381,479        351,302
   Accumulated other comprehensive loss                  (4,310)        (2,547)
   Unearned compensation                                   (149)             -
   Treasury stock, at cost (5,557,514 shares at
   December 31, 2000 and 4,752,414 shares at
   December 31, 1999)                                  (108,073)       (92,646)
                                                      ------------------------

      TOTAL SHAREHOLDERS' EQUITY                        334,591        319,598
                                                      ------------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 367,009      $ 355,420
                                                      ========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31

                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:                                     2000           1999           1998
                                                                       ---------------------------------------
Net income                                                             $  47,941       $ 36,436       $ 40,596
 Adjustments to reconcile net income to net cash
  provided by operating activities:
      Gain on sale of subsidiary                                               -              -         (1,828)
      Depreciation and amortization                                        3,998          5,008          2,631
      Information system write-off                                             -         10,392              -
      Provision for accounts receivable reserves                           2,298          2,534          1,872
      Income from contingency reserve reversal                            (2,544)             -              -
      Other                                                                  710         (1,326)         3,893

      Changes in assets and liabilities:
           Accounts receivable                                               414         (9,058)        (3,990)
           Inventories - net                                              (3,123)           894          5,003
           Prepaid expenses and other current assets                       3,995           (197)          (339)
           Other assets                                                     (242)          (590)           122
           Accounts payable                                               (1,315)         1,979           (222)
           Accrued expenses                                                 (631)           421          1,515
           Accrued income taxes                                            1,086         (1,099)        (2,560)
                                                                       ---------------------------------------
              Total adjustments                                            4,646          8,958          6,097
                                                                       ---------------------------------------
                  Net cash provided by operating activities               52,587         45,394         46,693

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities                                        (48,959)       (46,365)      (158,342)
Proceeds from sale of marketable securities                               45,567         60,017        114,475
Proceeds from sale of property, plant and equipment                           79            116            202
Capital expenditures                                                      (4,087)        (8,435)       (16,838)
Net proceeds from sale of subsidiary                                           -              -          1,828
Net proceeds from sale of discontinued operations                              -              -          5,442
                                                                       ---------------------------------------
                   Net cash provided by (used in) investing activities    (7,400)         5,333        (53,233)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                     2,155          2,416          5,396
Dividends paid to shareholders                                           (17,764)       (16,861)       (16,897)
Purchase of treasury stock                                               (15,619)       (44,292)        (2,434)
                                                                       ---------------------------------------
                   Net cash (used in) financing activities               (31,228)       (58,737)       (13,935)

Effect of exchange rate changes on cash and cash equivalents              (1,073)          (146)            96

                                                                       ---------------------------------------
Net increase (decrease) in cash and cash equivalents                      12,886        (8,156)        (20,379)

Cash and cash equivalents at beginning of year                            64,908         73,064         93,443
                                                                       ---------------------------------------

Cash and cash equivalents at end of year                               $  77,794       $ 64,908       $ 73,064
                                                                       =======================================

CASH PAID DURING THE YEAR FOR:

          Interest                                                     $     127       $    118       $    141
          Income taxes                                                 $  22,077       $ 18,630       $ 17,784

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

REVENUE RECOGNITION

The Company recognizes revenue from product sales, net of provisions for sales discounts, returns and allowances, upon shipment of product to the customer. In addition, during 2000, the Company applied the provisions of the Emerging Issues Task Force Issue 00-10, "Shipping and Handling Fees and Costs", (EITF 00-10), which required that all amounts billed to customers for shipping and handling, be classified as revenue and the costs incurred for such shipping and handling, be classified as costs of goods sold, as well as the restatement of previous years. Prior to the application of EITF 00-10 the Company recorded these amounts net in selling, general and administrative expense.

ADVERTISING COSTS

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 2000, 1999 and 1998 amounted to $2,286,000, $2,014,000 and $2,109,000, respectively.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and approximate fair market value.

INVENTORIES

Inventories, which mainly consist of finished goods, are stated at the lower of cost (first-in, first-out) or market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which primarily range from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred.

In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), costs of internal use software and other related costs under certain circumstances are capitalized. External direct costs of materials and services and payroll costs of employees working solely on the application development stage of the project are also capitalized in accordance with SOP 98-1. Such capitalized costs are amortized over a period of one to five years commencing with when the system is placed in service. Training and travel costs related to systems implementations are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Included in other assets is goodwill, which represents the excess of purchase price of acquired assets over the fair market value of net assets acquired. Goodwill is amortized using the straight-line method over fifteen years or less. The Company evaluates the recoverability of all long-lived assets, including goodwill, based upon estimated future income and cash flows of operating entities. Impairments would be recognized in operating results to the extent that carrying value exceeds fair value. Other intangible assets acquired are amortized over the period for which benefit is derived, which ranges from three to five years. Goodwill and other intangible assets, net of accumulated amortization, were $269,000 and $383,000 at December 31, 2000 and 1999, respectively. Accumulated amortization amounted to $1,508,000 and $1,394,000 at December 31, 2000 and 1999, respectively.

FOREIGN CURRENCY TRANSLATION

Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries' financial statements, for which the local currency is the functional currency, are recorded as a separate component of accumulated other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in investment and other income - net (See Note 8).

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

USE OF ESTIMATES

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

COMPREHENSIVE INCOME

The Company elects to include all information required by SFAS No. 130, "Reporting Comprehensive Income", in the Consolidated Statement of Changes in Shareholders' Equity.

ACCOUNTING FOR DERIVATIVES AND HEDGING

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" (SFAS No. 137), which deferred the effective date of SFAS No. 133 for an additional year. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133," establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended by SFAS No. 138, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Under the deferral permitted by SFAS No. 137, SFAS No. 133 as amended by SFAS No. 138, was adopted by the Company effective January 1, 2001. The Company has determined that the impact of adopting SFAS No. 133, as amended by SFAS No. 138, on the consolidated financial statements will not be significant; however, the adoption could increase volatility in earnings and other comprehensive income.

ACCOUNTING FOR STOCK OPTIONS

Effective July 1, 2000 the Company adopted the provisions of Financial Accounting Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", (FIN No. 44), requiring, among other things, a charge to the Consolidated Statement of Income for changes in the Company's stock price for options repriced subsequent to being granted. Due to the transitional provisions of FIN No. 44 the charge to the Consolidated Statement of Income for changes in the Company's stock price was only effective commencing July 1, 2000 for the repricing of options effective February 29, 2000 (See Note 14).

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

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

INTEREST RATE FUTURES CONTRACTS AND OPTIONS

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining an economic hedge consisting of government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio's position of preferred securities and futures contracts and options are intended to produce offsetting capital gains and losses, both realized and unrealized, as interest rates change. The market value of these instruments is reported in marketable securities.

As of December 31, 2000, marketable securities consist of the following:

                                                                         UNREALIZED
                                                     COST              GAINS (LOSSES)        MARKET VALUE
                                                 -------------         -------------        -------------
U.S. Government obligations.................     $  26,147,000            $  (84,000)       $  26,063,000
Municipal obligations.......................       104,594,000               275,000          104,869,000
Preferred stock.............................        10,761,000              (809,000)           9,952,000
Other.......................................           341,000              (193,000)             148,000
                                                 -------------            ----------        -------------
Total marketable securities.................     $ 141,843,000            $ (811,000)       $ 141,032,000
                                                 =============            ==========        =============

As of December 31, 1999, marketable securities consist of the following:

                                                                         UNREALIZED
                                                     COST              GAINS (LOSSES)        MARKET VALUE
                                                 -------------         -------------        -------------
U.S. Government obligations.................     $  32,320,000          $   (941,000)       $  31,379,000
Municipal obligations.......................        95,666,000              (716,000)          94,950,000
Preferred stock.............................        10,985,000              (856,000)          10,129,000
Other.......................................           492,000               193,000              685,000
                                                 -------------          ------------        -------------
Total marketable securities.................     $ 139,463,000          $ (2,320,000)       $ 137,143,000
                                                 =============          ============        =============

Unrealized gains and losses with respect to available-for-sale investments are recorded, net of tax, in shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income.

FOREIGN CURRENCY CONTRACTS

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory and payment of interest on intercompany loans by its United Kingdom and Canadian subsidiaries. These contracts enable the Company to buy and sell foreign currencies in the future at fixed exchange rates. Gains and losses related to contracts accounted for as hedges are reported as a component of the related transactions. The Company does not trade in foreign currency contracts to achieve short-term gains. At December 31, 2000 and 1999, the aggregate notional amount of foreign exchange contracts was $9,250,000 and $18,000,000, respectively. At December 31, 2000 and 1999, there were no carrying amounts related to foreign currency contracts in the Consolidated Balance Sheet.

At December 31, 2000, the Company's forward exchange contracts have expiration dates which range from two to nine months. The estimated fair value of the notional amount of the Company's forward exchange contracts based on quoted rates as of December 31, 2000 and 1999 were $9,034,000 and $18,012,000, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

CONCENTRATIONS OF CREDIT RISK

As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution. As of December 31, 2000, marketable securities of the Company were actively managed by five investment managers. These investment managers operate under guidelines which restrict the investment grade and type of investment and furthermore limit the dollar amount that can be invested in any one instrument.

The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company's diverse customer base. The Company does not normally require collateral or other security to support credit sales.

NOTE 4 - INVENTORY RESERVES

As of December 31, 2000 and 1999, the Company has recorded reserves to reflect inventories at their estimated net realizable value. The reserve balance as of December 31, 2000 and 1999 was $14,043,000 and $14,182,000, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                    DECEMBER 31,
                                                          2000                      1999
                                                          ----                      ----
Land........................................         $  7,055,000              $  7,280,000
Buildings...................................           12,777,000                13,205,000
Machinery and equipment.....................           21,279,000                21,133,000
Furniture and fixtures......................            5,384,000                 5,290,000
Leasehold improvements......................            9,869,000                 9,096,000
                                                     ------------              ------------
                                                       56,364,000                56,004,000
Less accumulated depreciation
 and amortization...........................           29,619,000                28,024,000
                                                     ------------              ------------
                                                       26,745,000                27,980,000
Construction in progress....................                   -                    317,000
                                                     ------------              ------------
                                                     $ 26,745,000              $ 28,297,000
                                                     ============              ============

During the quarter ended December 31, 1999, the Company recognized a charge to income of $10,392,000, before tax, for the write-off of the net book value of certain property, plant and equipment relating to terminating the use of the new computer system.

NOTE 6 - LINES OF CREDIT

Under its existing domestic bank lines of credit, which are renewed annually, the Company has available $70,000,000 for direct borrowings and letters of credit at any one time.

The maximum amount available to the Company's foreign operations at December 31, 2000, under local lines of credit, is $10,423,000. These lines provide for direct borrowings, letters of credit and overdraft facilities.

In connection with the purchase of imported merchandise, the Company, at December 31, 2000, had letters of credit outstanding under all lines of $14,182,000.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                        DECEMBER 31,
                                                                2000                      1999
                                                                ----                      ----
Accrued sales commission.............................      $  2,748,000              $  2,205,000
Accrued litigation...................................           941,000                   955,000
Accrued payroll and incentive compensation...........         3,861,000                 3,956,000
Accruals relating to discontinued operations.........         1,785,000                 4,632,000
Other................................................        10,978,000                11,740,000
                                                           ------------              ------------
                                                           $ 20,313,000              $ 23,488,000
                                                           ============              ============

NOTE 8 - INVESTMENT AND OTHER INCOME - NET

The significant components of investment and other income - net consist of the following:

                                                                       YEARS ENDED DECEMBER 31,
                                                                2000             1999             1998
                                                                ----             ----             ----
Investment income....................................      $  8,352,000     $  9,171,000      $  9,009,000
Interest expense.....................................          (127,000)        (114,000)         (141,000)
Foreign currency transactions, net...................          (738,000)        (886,000)         (593,000)
Gain on sale of subsidiary...........................                 -                -         1,828,000
Reversal of reserves.................................         2,544,000                -                 -
Other................................................           171,000          416,000            93,000
                                                           ------------     ------------      ------------
                                                           $ 10,202,000     $  8,587,000      $ 10,196,000
                                                           ============     ============      ============

The year ended December 31, 2000 includes income of $2,544,000 before tax or $1,603,000 ($0.08 per diluted share) after tax for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May 1997. The year ended December 31, 1998, includes $1,828,000 before tax or $1,152,000 ($0.05 per diluted share) after tax, for a transitional agreement related to the sale of Papel/Freelance, Inc.

NOTE 9 - INCOME TAXES

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

Income before income taxes was:

                                                                      YEARS ENDED DECEMBER 31,
                                                               2000             1999              1998
                                                               ----             ----              ----
United States........................................      $ 46,351,000    $  33,556,000      $ 45,296,000
Foreign..............................................        24,753,000       20,411,000        14,288,000
                                                           ------------    -------------      ------------
                                                           $ 71,104,000    $  53,967,000      $ 59,584,000
                                                           ============    =============      ============

The provision for income taxes consists of the following:

                                                                      YEARS ENDED DECEMBER 31,

CURRENT PROVISION                                              2000             1999              1998
                                                               ----             ----              ----
Federal..............................................     $  14,167,000    $  10,524,000     $   9,386,000
Foreign..............................................         7,916,000        6,381,000         4,610,000
State................................................         1,426,000        1,115,000         1,430,000
                                                          -------------    -------------     -------------
                                                          $  23,509,000    $  18,020,000     $  15,426,000
                                                          -------------    -------------     -------------

DEFERRED PROVISION (BENEFIT)
Federal..............................................     $    (387,000)   $    (610,000)    $   3,597,000
Foreign..............................................            41,000          121,000           (35,000)
State................................................                 -                -                 -
                                                          -------------    -------------     -------------
                                                               (346,000)        (489,000)        3,562,000
                                                          -------------    -------------     -------------
                                                          $  23,163,000    $  17,531,000     $  18,988,000
                                                          =============    =============     =============

A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

                                                               YEARS ENDED DECEMBER 31,
                                                      2000              1999             1998
                                                  ------------      ------------     ------------
Tax at U.S. Federal statutory rate..........      $ 24,886,000      $ 18,888,000     $ 20,854,000
State income tax net of Federal tax benefit.           927,000           725,000          930,000
Foreign rate difference.....................          (707,000)         (642,000)        (426,000)
Charitable contributions....................          (446,000)          (48,000)        (592,000)
Tax advantaged investment income............        (2,151,000)       (1,998,000)      (2,423,000)
Change in valuation allowance...............            55,000            87,000         (451,000)
Other, net..................................           599,000           519,000        1,096,000
                                                  ------------      ------------     ------------
                                                  $ 23,163,000      $ 17,531,000     $ 18,988,000
                                                  ============      ============     ============

The Company had a valuation allowance at December 31, 2000 and 1999 of $910,000 and $855,000, respectively (primarily relating to deferred state income taxes) to reflect the estimated amount of deferred tax assets which may not be realized.

The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

                                                                 DECEMBER 31,
                                                         2000                    1999
                                                         ----                    ----
ASSETS (LIABILITIES):
Inventory capitalization....................         $ 1,727,000             $ 1,911,000
Reserves not deducted for tax purposes......           4,120,000               3,243,000
Write-off of computer equipment.............             690,000               1,217,000
Litigation..................................             411,000                 404,000
Depreciation................................            (197,000)               (337,000)
Unrealized loss on marketable
   securities...............................             266,000                 789,000
Other.......................................             521,000                 433,000
                                                     -----------             -----------
Gross deferred tax asset....................           7,538,000               7,660,000
Less:  valuation allowance..................            (910,000)               (855,000)
                                                     -----------             -----------
Net deferred tax asset......................         $ 6,628,000             $ 6,805,000
                                                     ===========             ===========

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries' undistributed earnings less those earnings deemed to be permanently reinvested. The amount of such earnings deemed permanently reinvested was approximately $90,077,000 as of December 31, 2000. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable.

NOTE 10 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                                2000           1999            1998
                                                             ----------     ----------      ----------
Average common shares outstanding....................        20,195,000     21,069,000      22,225,000
Dilutive effect of common shares issuable(1).........            61,000        133,000         162,000
                                                             ----------     ----------      ----------
Average common shares outstanding
  assuming dilution..................................        20,256,000     21,202,000      22,387,000
                                                             ==========     ==========      ==========

(1)  Issuable under stock option plans.

Stock options outstanding at December 31, 2000, 1999 and 1998 to purchase 341,600 shares, 189,400 shares and 213,550 shares, respectively, of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares during the respective years.

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain buildings, referred to in Note 12, are leased from Russell Berrie, the Company's majority shareholder, or entities owned or controlled by him. Rentals under these leases for the years ended December 31, 2000, 1999 and 1998 were $3,841,000, $3,867,000 and $3,931,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $7,651,000 as of December 31, 2000, $2,000,000 of which is collateralized by assets of the Company.

NOTE 12 - LEASES

At December 31, 2000, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to five years.

Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $6,158,000, $5,809,000 and $6,052,000, respectively.

The approximate aggregate minimum future rental payments as of December 31, 2000 under operating leases are as follows:

                      2001.............         6,154,000
                      2002.............         5,713,000
                      2003.............         4,719,000
                      2004.............         1,930,000
                      2005.............           150,000

NOTE 13 - STOCK REPURCHASE PROGRAM

As of December 31, 2000, the Board of Directors had authorized the Company to purchase 7,000,000 shares of common stock of which 5,561,400 shares have been repurchased since the beginning of the Company's stock repurchase program in March 1990. During 2000, the Company repurchased 815,100 shares.

NOTE 14 - STOCK PLANS

The Company has a Stock Option and Restricted Stock Plan, two Stock Option Plans and an Employee Stock Purchase Plan (collectively, the "Stock Plans"). As of December 31, 2000, there were 2,240,123 shares of common stock reserved for issuance under all stock plans. Under the Stock Option and Restricted Stock Plan, stock awards of 6,176 shares, 2,917 shares and 2,626 shares were issued for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options granted for these Stock Plans except for the adoption of FIN No. 44 which resulted in a charge to the Consolidated Statement of Income of $444,000 during the year ended December 31, 2000 relating only to the options granted during 2000 as those options were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders. Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant date in 2000, 1999 and 1998, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     YEARS ENDED DECEMBER 31,
                                                               2000             1999              1998
                                                               ----             ----              ----
Net income - as reported.............................      $ 47,941,000     $ 36,436,000      $ 40,596,000

Net income - pro forma...............................      $ 47,382,000     $ 35,769,000      $ 39,686,000

Earnings per share (basic) - as reported.............           $  2.37           $ 1.73            $ 1.83

Earnings per share (basic) - pro forma...............           $  2.35           $ 1.70            $ 1.79

The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

                                                                           YEARS ENDED DECEMBER 31,
                                                                   2000             1999              1998
                                                                  ------           ------            ------
Dividend yield..............................                       4.75%            3.39%             2.90%
Risk-free interest rate.....................                       6.39%            4.60%             5.70%
Volatility..................................                      37.20%           32.37%            40.37%
Expected life (years).......................                        3.2              3.1               3.0

The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

                                                                           YEARS ENDED DECEMBER 31,
                                                                   2000             1999              1998
                                                                  ------           ------            ------
Dividend yield.......................................              4.75%            3.39%             2.90%
Risk-free interest rate..............................              6.03%            4.59%             5.52%
Volatility...........................................             37.20%           32.37%            40.37%
Expected life (years)................................               1.0              1.0               1.0

The option price for all stock option plans is equal to the closing price of the Company's common stock as of the date the option is granted except for the 2000 grant of options which were repriced to the closing price of the Company's stock effective February 29, 2000. All stock options vest one year from the grant date. Options expire 10 years from the date of grant. Information regarding these option plans for 2000, 1999 and 1998 is as follows:

                                                                           ALL STOCK OPTION PLANS
                                                                         --------------------------
                                                                                          WEIGHTED
                                                                                           AVERAGE
                                                                         SHARES        EXERCISE PRICE
                                                                         ------        --------------
Outstanding as of December 31, 1997...........................           762,293           16.577
Options Granted...............................................           223,569           26.250
Options Exercised.............................................          (250,386)          16.221
Options Cancelled.............................................           (41,548)          19.377
                                                                        --------

Outstanding as of December 31, 1998...........................           693,928           19.654
Options Granted...............................................           231,047           23.625
Options Exercised.............................................          (121,235)          16.365
Options Cancelled.............................................           (42,453)          26.766
                                                                        --------

Outstanding as of December 31, 1999...........................           761,287           21.091
Options Granted...............................................           280,799           18.525
Options Exercised.............................................           (63,837)          16.450
Options Cancelled.............................................          (103,831)          21.943
                                                                        --------

Outstanding as of December 31, 2000...........................           874,418           20.455
                                                                        ========

Option price range at December 31, 2000.......................          $   9.59       to $ 26.25

Option price range for exercised shares.......................          $   9.59       to $23.625
Options available for grant and reserved for
   future issuance at December 31, 2000.......................                          2,125,345

The weighted-average fair value of options granted, on a per share basis, during the years 2000, 1999 and 1998 was $4.45, $5.05 and $7.31, respectively.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
--------------------------------------------------------------------------     ---------------------------------
                      NUMBER           WEIGHTED AVERAGE        WEIGHTED          NUMBER             WEIGHTED
                    OUTSTANDING          REMAINING              AVERAGE        EXERCISABLE           AVERAGE
EXERCISE PRICES     AT 12/31/00        CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/00        EXERCISE PRICE
---------------     -----------        ----------------     --------------     -----------        --------------
 $  9.590                   5             Exp 1/01/01          $  9.590                5            $  9.590
   12.500               7,419             1 year                 12.500            7,419              12.500
   17.670              83,996             2 years                17.670           83,996              17.670
   14.875              29,237             3 years                14.875           29,237              14.875
   13.750              20,075             4 years                13.750           20,075              13.750
   13.625              33,549             5 years                13.625           33,549              13.625
   18.500             121,468             6 years                18.500          121,468              18.500
   26.250             162,094             7 years                26.250          162,094              26.250
   23.625             179,522             8 years                23.625          179,522              23.625
   20.375              21,000             9 years                20.375                0              20.375
   18.375             216,053             9 years                18.375                0              18.375
                      -------                                                    -------
                      874,418                                                    637,365

Under the Employee Stock Purchase Plan, the purchase price is 90% of the closing market price of the stock on the first business day of the Plan year except for the 2000 grant which was repriced to 90% of the closing market price of the stock as of February 29, 2000. Information regarding the Employee Stock Purchase Plan for 2000, 1999 and 1998 is as follows:

                                       EMPLOYEE STOCK PURCHASE PLAN
                                       ----------------------------
                                      2000           1999           1998
                                   --------       --------       --------
         Exercise Price            $ 16.540       $ 21.263       $ 23.625

         Shares Issued               17,458         17,764          1,295

As of December 31, 2000, the Employee Stock Purchase Plan has 114,778 shares reserved for future issuance.

NOTE 15 - 401(K) PLAN

The Company maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 2000, 1999 and 1998 was $703,000, $796,000 and $733,000, respectively.

NOTE 16 - SEGMENT, GEOGRAPHIC AND RELATED INFORMATION

The Company's operations comprise one operating segment, offering an extensive line of products including stuffed animals, picture frames, candles, figurines and home decor gifts based on current fashions and trends. The following table represents financial data of the Company, under the basis by which the Company has chosen to organize itself, by geographic area (See Note 2 "Revenue Recognition").

                                                        2000                   1999                 1998
                                                   -------------          -------------        -------------
REVENUES:
United States...............................       $ 196,935,000          $ 196,276,000        $ 202,060,000
Europe......................................          47,083,000             44,072,000           37,809,000
Other.......................................          56,783,000             46,663,000           39,133,000
                                                   -------------          -------------        -------------
Total.......................................       $ 300,801,000          $ 287,011,000        $ 279,002,000
                                                   =============          =============        =============

INCOME FROM OPERATIONS:
United States...............................       $ 31,145,000           $  22,527,000        $  30,883,000
Europe......................................          6,565,000               4,994,000            2,967,000
Other.......................................         10,231,000               8,915,000            6,746,000
                                                   -------------          -------------        -------------
Total.......................................       $ 47,941,000           $  36,436,000        $  40,596,000
                                                   =============          =============        =============

IDENTIFIABLE ASSETS:
United States...............................       $ 260,198,000          $ 263,433,000        $ 304,700,000
Europe......................................          46,854,000             43,186,000           36,837,000
Other.......................................          59,957,000             48,801,000           36,919,000
                                                   -------------          -------------        -------------
Total.......................................       $ 367,009,000          $ 355,420,000        $ 378,456,000
                                                   =============          =============        =============

There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States. Outside of the United States, no single country is deemed material for separate disclosure. The Company has no single customer representing greater than 10% of consolidated revenues.

NOTE 17 - LITIGATION

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected financial data for the four quarters ended December 31, 2000 and 1999 are derived from unaudited financial statements and include, in the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation of the results for the interim periods presented. The quarter ended September 30, 2000 includes income of $1,607,000 before tax, or $1,012,000 ($0.05 per diluted share) after tax, and the quarter ended December 31, 2000 includes income of $937,000 before tax or $591,000 ($0.03 per diluted share) after tax for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May 1997. The quarter ended December 31, 1999 includes a charge of $10,392,000 before tax or $6,557,000 after tax ($0.32 per diluted share) for the information system write-off (See Note 2 "Revenue Recognition").

                                                                  FOR QUARTERS ENDED
                                                    (DOLLARS  IN  THOUSANDS,  EXCEPT PER SHARE DATA)
2000                                        MARCH 31           JUNE 30      SEPTEMBER 30       DECEMBER 31
----                                        ---------          --------     -------------      ------------
Net sales...........................         $ 78,279          $ 57,574         $ 97,251          $ 67,697
Gross profit........................           45,563            30,792           55,533            36,005
Net income..........................         $ 11,839         $   4,963         $ 20,546          $ 10,593
Net income per share
         Basic......................         $    .58         $     .24         $   1.03          $    .53
         Diluted....................              .57               .24             1.02               .53

1999
----
Net sales...........................         $ 77,845         $  49,030         $ 93,285          $ 66,851
Gross profit........................           45,220            26,626           54,913            37,036
Net income..........................         $ 11,834         $   4,109         $ 18,237          $  2,256
Net income per share
         Basic......................         $    .54         $     .19         $    .88          $    .11
         Diluted....................              .53               .19              .88               .11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to this item appears under the captions "ELECTION OF DIRECTORS" and "SECTION 16a BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the 2001 Proxy Statement, which is incorporated herein by reference and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item appears under the captions "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD", "DIRECTOR COMPENSATION", "EXECUTIVE COMPENSATION", "COMPENSATION COMMITTEE REPORT", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RUSS BERRIE AND COMPANY, INC. Comparison of Five Year Cumulative Total Return Among Russ Berrie and Company, Inc., the S&P 500 Index and Peer Group Companies," of the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to this item appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" of the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the captions "CERTAIN TRANSACTIONS", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" of the 2001 Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT.

1.  FINANCIAL STATEMENTS:

                                                                                    PAGE NUMBER IN
                                                                                     THIS REPORT
                                                                                    --------------
Report of Independent Public Accountants........................................              15

Consolidated Statement of Income for the
years ended December 31, 2000, 1999 and 1998....................................              16

Consolidated Statement of Changes in
Shareholders' Equity for the years ended
December 31, 2000, 1999 and 1998................................................              17

Consolidated Balance Sheet at December 31,
2000 and 1999...................................................................              18

Consolidated Statement of Cash Flows for the
years ended December 31, 2000, 1999 and 1998....................................              19

Notes to Consolidated Financial Statements......................................           20-30


2.  FINANCIAL STATEMENT SCHEDULE:

Schedule II  - Valuation and Qualifying Accounts................................              42

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

EXHIBITS: (Listed by numbers corresponding to item 601 of Regulation S-K)

EXHIBIT NO.
-----------
3.1    (a)    Restated Certificate of Incorporation of the Registrant and amendment thereto. (9)

       (b)    Certificate  of Amendment to Restated  Certificate  of  Incorporation  of the Company filed April
              30, 1987. (23)

3.2    (a)    By-Laws of the Registrant.  (9)

       (b)    Amendment to Revised By-Laws of the Company adopted April 30, 1987. (23)

       (c)    Amendment to Revised By-Laws of the Company adopted February 18, 1988. (23)

       (d)    Amendment to Revised By-Laws of the Company adopted July 25, 1995. (28)

       (e)    Amendment to Revised By-Laws of the Company adopted April 21, 1999.

4.1           Form of Common Stock Certificate.  (1)

10.1          Russ Berrie and Company, Inc. Profit Sharing Plan.  (3)

10.2          Agreement   dated   January  26,   1982   between   the   Registrant   and  A.  Curts  Cooke  and
              amendment thereto dated March 10, 1984.  (3)

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

(9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 on Form S-1, as filed on December 16, 1986.

(23) Incorporated by reference to Registration No. 33-51823 on Form S-8, as filed on January 6, 1994.

(28) Incorporated by reference to Form S-8 Registration Statement No. 33 - 37008 as filed on January 4, 1999.

EXHIBIT NO.
-----------
10.3          Lease Agreement,  dated April 1, 1981,  between Tri-State Realty and Investment  Company and Russ
              Berrie and Company, Inc.  (4)

10.4          Guaranty,  dated March 20, 1981, from Russ Berrie and Company,  Inc. and Russell Berrie to the New
              Jersey Economic Development Authority and Midlantic National Bank as Trustee. (4)

10.5          Mortgage,  dated  April 6, 1981,  between  Tri-State  Realty and  Investment  Company  and the New
              Jersey Economic Development Authority.  (4)

10.6          Credit  and  Security  Agreement,  dated as of March 1,  1981,  between  the New  Jersey  Economic
              Development Authority and Tri-State Realty and  Investment Company. (4)

10.7          Assignment of Leases,  Rents & Profits,  dated April 6, 1981, by Tri-State  Realty and  Investment
              Company to the New Jersey Economic Development Authority.  (4)

10.8          Note,  dated April 6, 1981,  made by Tri-State  Realty and Investment  Company to the order of the
              New Jersey Economic Development Authority in the principal amount of $2,000,000.  (4)

10.9          Specimen of State of New Jersey Economic  Development  Authority  $2,000,000 Economic  Development
              Bond (Tri-State Realty and Investment Company -- 1980 Project), dated April 6, 1981.  (4)

10.10         Lease, dated December 28, 1983, between Russell Berrie and Russ Berrie and Company, Inc. (4)

10.11         Guarantee  dated as of December  1, 1983,  from Russ  Berrie and  Company,  Inc. to the New Jersey
              Economic Development Authority, Bankers Trust Company as Trustee and each Holder of a Bond.  (4)

10.12         Letter of Credit and Reimbursement  Agreement,  dated as of December 1, 1983,  between Russ Berrie and Company, Inc. and Citibank, N.A.  (4)

10.13         Loan  Agreement,  dated as of  December  1,  1983,  between  the New Jersey  Economic  Development
              Authority and Russell Berrie.  (4)

----------

(4) Incorporated by reference to Registration Statement No. 2-88797 on Form S-1 as filed on February 2, 1984.

EXHIBIT NO.
-----------
10.14         Mortgage, dated December 28, 1983, between Russell Berrie and Citibank, N.A.  (4)

10.15         Form of New Jersey Economic  Development  Authority  Variable/Fixed Rate Economic Development Bond
              (Russell Berrie -- 1983 Project).  (4)

10.16         Grant Deed, dated June 28, 1982, from Russ Berrie and Company, Inc. to Russell Berrie.  (1)

10.17         Russ Berrie and Company, Inc. 1989 Employee Stock Purchase Plan.  (13)

10.18  (a)    Lease  Agreement,  dated as of May 1, 1977,  between  Fred T.  Reisman  and  Associates  Limited,
              Amram's Distributing, LTD, and Alfa Romeo (Canada)  Limited  (8)

       (b)    Lease  Agreement,   dated  April  8,  1986,  between   Pensionfund  Realty  Limited  and  Amram's
              Distributing LTD.  (9)

10.19         Amendment,  dated October 29, 1985 to the restated Russ Berrie and Company,  Inc.  Profit Sharing
              Plan.  (8)

----------

(1) Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1, as filed on March 29, 1984.

(4) Incorporated by reference to Registration Statement No. 2-88797 on Form S-1, as filed on February 2, 1984.

(8) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1985.

(9) Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.

(13) Incorporated by reference to Form S-8 Registration Statement No. 33-26161, as filed on December 16, 1988.

EXHIBIT NO.
-----------
10.20         Russ Berrie and Company, Inc. Deferred Compensation Plan.  (9)

10.21  (a)    Lease  agreement,  dated September 17, 1987,  between Forsgate  Industrial  Complex and Russ Berrie and Company, Inc.  (11)

       (b)    Amendment,  dated March 18, 1988, between Forsgate  Industrial Complex and Russ Berrie and Company,
              Inc. (11)

10.22         Lease agreement,  dated July 1, 1987,  between Hunter Street,  Inc. and Russ Berrie and Co. (West),
              Inc. (11)

10.23         Lease agreement,  dated October 1, 1987,  between David Benjamin and Nicole Berrie,  Lakeland Trust and Russ Berrie and Company, Inc.  (11)

10.24         Russ Berrie and Company, Inc. 1989 Stock Option Plan. (14)

10.25         Russ Berrie and Company, Inc. 1989 Stock Option Plan for Outside Directors.  (15)

10.26         Russ Berrie and Company, Inc. 1989 Stock Option and Restricted Stock Plan.  (16)

10.27         Lease   Agreement  dated  November  7,  1988  between  A.  Mantella  &  Sons  Limited  and  Amram's
              Distributing, Ltd. (17)

10.28         Lease  Agreement  dated November 7, 1988 between  Russell Berrie and Russ Berrie and Company,  Inc. (17)

10.29         Lease  Agreement  dated  June 8, 1989  between  Americana  Development,  Inc.  and Russ  Berrie and
              Company, Inc. (18)

10.30         Lease dated December 25, 1989 between Kestrel Properties, Ltd. and Russ Berrie (U.K.) Ltd.
              (18)

10.31         Amendment  dated  January  9,  1989 to Letter of Credit  and  Reimbursement  Agreement  dated as of
              December 1, 1983 between Russ Berrie and Company, Inc. and Citibank, N.A.  (18)

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

(16) Incorporated by reference to Form S-8 Registration Statement No. 33-27898, as filed on April 5, 1989.

(17) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.

(18) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.

EXHIBIT NO.
-----------
10.32  (a)    Assignment  of Underlease of Unit 10 Nursling  Industrial  Estate,  Marks and Spencer plc to Russ
              Berrie (U.K.) Limited.  (19)

       (b)    Underlease of Unit 10 Nursling Estate County of Hants. (19)

10.33         Agreement  for sale and purchase of parts or shares of Sea View Estate  between Sino Rank Company
              Limited and Tri Russ International (Hong Kong) Limited dated March 10, 1990.  (19)

10.34  (a)    Asset Purchase  Agreement dated September 18, 1990 by and among Bright,  Inc., Bright of America,
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

10.35         Russ Berrie and Company,  Inc.  Retirement Plan Amended and Restated  Effective  January 1, 1989. (19)

10.36  (a)    Sale  and  Purchase   Agreement   dated   October  16,  1991  by  and  among  Weaver  Corp.   and
              Papel/Freelance, Inc.  (20)

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

----------

(19) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

(20) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991.

EXHIBIT NO.
-----------
10.37         Transfer of Freehold land between British  Telecommunications  plc and BT Property Limited and Russ
              Berrie (UK) Ltd.  (21)

10.38         Russ Berrie and Company, Inc. 1994 Stock Option Plan. (21)

10.39         Russ Berrie and Company, Inc. 1994 Stock Option Plan for Outside Directors. (21)

10.40         Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan. (21)

10.41         Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan.  (21)

10.42         Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc. (22)

10.43         Asset Purchase  Agreement I.C.  September 30, 1994 by and among RBCACQ,  Inc. and OddzOn  Products,
              Inc., Scott Stillinger and Mark Button. (23)

10.44         Asset  Purchase  Agreement  By  and  Among  PF  ACQUISITION   CORP.,  ZEBRA  CAPITAL   CORPORATION,
              PAPEL/FREELANCE, INC. and RUSS BERRIE AND COMPANY, INC. dated December 15, 1995. (24)

10.45         Agreement  dated  December  17, 1996,  by and between  Russ Berrie and  Company,  Inc. and A. Curts
              Cooke. (25)

10.46         Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan. (25)

10.47         Asset  Purchase  Agreement  dated as of May 2, 1997 among Russ Berrie and  Company,  Inc.,  OddzOn
              Products,  Inc., Cap Toys,  Inc.,  OddzOn/Cap Toys, Inc. and Hasbro,  Inc.,  together with exhibits thereto. (26)

10.48         First Amendment of Agreement dated June 5, 1997, by and between Russ Berrie and Company,  Inc. and
              A. Curts Cooke. (27)

10.49         Agreement of Purchase and Sale between Amram's  Distributing Ltd. and Metrus Properties Ltd. dated
              November 25, 1997. (27)

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

(24) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(25) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(26) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(27) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.

EXHIBIT NO.
-----------
10.50        Russ Berrie and Company, Inc. 1999 Stock Option Plan. (28)

10.51        Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors. (28)

10.52        Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan. (28)

10.53        Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan.  (28)

10.54        Second Amendment of Agreement dated January 13, 1999, by and between Russ Berrie and Company,
              Inc. and A. Curts Cooke.  (29)

10.55        Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between
              Russell Berrie and Russ Berrie and Company, Inc.  (29)

10.56        Executive Employment Agreement dated March 31, 1999 between Russ Berrie and Company, Inc. and
              Jeffery D. Schaum. (30)

10.57        Executive Employment Agreement dated June 1, 2000 between Russ Berrie and Company, Inc. and Benjamin J. Sottile. (31)

10.58        Executive Employment Agreement dated August 14, 2000 between Russ Berrie and Company, Inc. and Dona Fisher.

10.59        Executive Severance Agreement dated December 18, 2000 between Russ Berrie and Company, Inc. and Dona Fisher.

10.60        Russ Berrie and Company, Inc. Executive Deferred Compensation Plan

10.61        Executive Employment Agreement dated January 29, 2001 between Russ Berrie and Company, Inc. and John T. Toolan.

10.62        Executive Employment Agreement dated March 1, 2001 between Russ Berrie and Company, Inc. and Michael. M. Saunders.

----------

(28) Incorporated by reference to Form S-8 Registration Statement No. 333-70081 as filed on January 4, 1999.

(29) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(30) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999.

(31) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

21.1          List of Subsidiaries

23.1          Consent of Independent Public Accountants

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

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

                                      Russ Berrie and Company, Inc.
                                           (Registrant)

3/30/01                               By /s/ John D. Wille
-----------                              -------------------------------
   Date

                                      Vice President and Chief Financial Officer

                                          (Principal Financial and Accounting
                                           Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Berrie                                   3/30/01
-------------------------------------                ----------------
Russell Berrie, Chairman,                            DATE
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Raphael Benaroya                                 3/30/01
-------------------------------------                ----------------
Raphael Benaroya, Director                           DATE

/s/ Angelica Berrie                                  3/30/01
-------------------------------------                ----------------
Angelica Berrie, Director                            DATE

/s/ Carl Epstein                                     3/29/01
-------------------------------------                ----------------
Carl Epstein, Director                               DATE

/s/ Ilan Kaufthal                                    3/28/01
-------------------------------------                ----------------
Ilan Kaufthal, Director                              DATE

/s/ Charles Klatskin                                 3/30/01
-------------------------------------                ----------------
Charles Klatskin, Director                           DATE

/s/ Joseph Kling                                     3/30/01
-------------------------------------                ----------------
Joseph Kling, Director                               DATE

/s/ William A. Landman                               3/28/01
-------------------------------------                ----------------
William A. Landman, Director                         DATE

/s/ Sidney Slauson                                   3/29/01
-------------------------------------                ----------------
Sidney Slauson, Director                             DATE

/s/ Benjamin J. Sottile                              3/30/01
-------------------------------------                ----------------
Benjamin J. Sottile, Vice Chairman and Director      DATE

/s/ Josh Weston                                      3/28/01
-------------------------------------                ----------------
Josh Weston, Director                                DATE

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN THOUSANDS)

    COLUMN A                                 COLUMN B                 COLUMN C           COLUMN D        COLUMN E
    --------                                 --------                 --------           --------        --------

                                             BALANCE AT
                                             BEGINNING                CHARGED TO                         BALANCE AT
    DESCRIPTION                              OF PERIOD                EXPENSES           DEDUCTIONS*     END OF PERIOD
    -----------                              ---------                --------           -----------     -------------
Allowance for accounts receivable:

Year ended December 31, 1998                    2,233                   1,872               1,483          2,622
Year ended December 31, 1999                    2,622                   2,534               1,425          3,731
Year ended December 31, 2000                    3,731                   2,298               2,569          3,460


Allowance for slow moving inventory items:

Year ended December 31, 1998                   15,292                   2,754               3,998         14,048
Year ended December 31, 1999                   14,048                   2,991               2,857         14,182
Year ended December 31, 2000                   14,182                   2,803               2,942         14,043



* Principally account write-offs, allowances and disposal of merchandise, respectively.

EXHIBIT INDEX

EXHIBIT NUMBERS
---------------
 3.2(e)       Amendment to Revised By-Laws of the Company adopted April 21,
              1999.

10.58         Executive Employment Agreement dated August 14, 2000 between Russ
              Berrie and Company, Inc. and Dona Fisher.

10.59         Executive Severance Agreement dated December 18, 2000 between Russ
              Berrie and Company, Inc. and Dona Fisher.

10.60         Russ Berrie and Company, Inc. Executive Deferred Compensation
              Plan.

10.61         Executive Employment Agreement dated January 29, 2001 between Russ
              Berrie and Company, Inc. and John T. Toolan.

10.62         Executive Employment Agreement dated March 1, 2001 between Russ
              Berries and Company, Inc. and Michael M. Saunders.

21.1          List of Subsidiaries

23.1          Consent of Independent Public Accountants