Form 10-Q
period 2001-03-31
RUSS BERRIE & CO INC
filed 2001-05-14
CIK 739878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................March 31, 2001

                                                  OR

  { }....TRANSITION REPORT PURSUANT TO SECTION 13 OR
     ....15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to.............................

Commission file number...................................................1-8681

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

 ...............................................................................
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

The number of shares outstanding of each of the registrant's classes of common stock, as of May 7, 2001 is as follows:

                CLASS                              OUTSTANDING AT MAY 7, 2001
                -----                              ---------------------------
Common stock, $0.10 stated value                          20,067,264

                          RUSS BERRIE AND COMPANY, INC.

                                      INDEX


                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheet as of March 31, 2001
              and December 31, 2000                                                 3

              Consolidated Statement of Income for the three months
              ended March 31, 2001 and 2000                                         4

              Consolidated Statement of Cash Flows for the three
              months ended March 31, 2001 and 2000                                  5

              Notes to  Consolidated Financial Statements                         6-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                9-11

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                    12

               Signatures                                                          13


PART 1 - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                                MARCH 31,        DECEMBER 31,
                                                                  2001               2000
                                                                ----------       ------------
                                                                       (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents ..........................          $  90,113           $  77,794
  Marketable securities ..............................            139,087             141,032
  Accounts receivable, trade, less allowances of
     $3,472 in 2001 and $3,460 in 2000 ...............             61,721              58,673
  Inventories - net ..................................             41,146              47,430
  Prepaid expenses and other current assets ..........              3,820               5,508
  Deferred income taxes ..............................              6,170               6,628
                                                                ---------            --------
           TOTAL CURRENT ASSETS ......................            342,057             337,065

Property, plant and equipment - net ..................             25,853              26,745
Other assets .........................................              3,578               3,199
                                                                ---------            --------
          TOTAL ASSETS ...............................          $ 371,488           $ 367,009
                                                                  =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ...................................          $   4,473           $   4,913
  Accrued expenses ...................................             16,240              20,313
  Accrued income taxes ...............................              9,523               7,192
                                                                ---------            --------
          TOTAL CURRENT LIABILITIES ..................             30,236              32,418
                                                                ---------            --------

Commitments and contingencies
Shareholders' equity
  Common stock: $.10 stated value; authorized
    50,000,000 shares; issued 2001, 25,591,806 shares;
    2000, 25,413,626 shares ..........................              2,559               2,541
  Additional paid in capital .........................             67,238              63,103
  Retained earnings ..................................            385,409             381,479
  Accumulated other comprehensive loss ...............             (5,751)             (4,310)
  Unearned compensation ..............................               (130)               (149)
  Treasury stock, at cost (5,557,514 shares at
    March 31, 2001 and December 31, 2000) ............           (108,073)           (108,073)
                                                                ---------            --------
           TOTAL SHAREHOLDERS' EQUITY ................            341,252             334,591
                                                                ---------            --------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 371,488           $ 367,009
                                                                  =======             =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     2001              2000
                                                                     ----              ----
                                                                           (UNAUDITED)
Net sales.....................................................     $  75,929         $  78,279

Cost of sales.................................................        33,714            32,716
                                                                      ------            ------

  GROSS PROFIT................................................        42,215            45,563

Selling, general and administrative expense...................        30,890            29,518

Investment and other income-net...............................         1,778             1,725
                                                                       -----             -----

   INCOME BEFORE TAXES........................................        13,103            17,770

Provision for income taxes....................................         4,380             5,931
                                                                       -----             -----
NET INCOME....................................................     $   8,723          $ 11,839
                                                                      ======            ======

NET INCOME PER SHARE:

      Basic...................................................    $     0.44        $     0.58
                                                                    ========         =========
      Diluted.................................................    $     0.43        $     0.57
                                                                    ========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   2001            2000
                                                                                   ----            ----
                                                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................         $  8,723        $  11,839
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization....................................              982            1,014
      Provision for accounts receivable reserves.......................              510              625
      Other............................................................              593               71
      Changes in assets and liabilities:
          Accounts receivable..........................................           (3,558)          (5,747)
          Inventories - net............................................            6,284            3,484
          Prepaid expenses and other current assets....................            1,688              110
          Other assets.................................................               16               70
          Accounts payable.............................................             (440)          (1,698)
          Accrued expenses.............................................           (4,073)          (3,892)
          Accrued income taxes.........................................            2,331            3,946
                                                                                   -----            -----
             Total adjustments.........................................            4,333           (2,017)
                                                                                   -----            -----
                 Net cash provided by operating activities.............           13,056            9,822

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities......................................          (25,889)          (8,768)
Proceeds from sale of marketable securities............................           28,664            9,916
Proceeds from sale of property, plant and equipment....................               26               15
Capital expenditures...................................................             (743)          (1,087)
                                                                                   -----            -----
                 Net cash provided by investing activities.............            2,058               76

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................................            4,153              911
Dividends paid to shareholders.........................................           (4,793)          (4,521)
Purchase of treasury stock.............................................                -           (2,099)
                                                                                   -----            -----
                 Net cash (used in) financing activities...............             (640)          (5,709)

Effect of exchange rate changes on cash and cash equivalents...........           (2,155)            (152)
                                                                                   -----            -----
Net increase in cash and cash equivalents..............................           12,319            4,037
Cash and cash equivalents at beginning of period.......................           77,794           64,908
                                                                                   -----            -----
Cash and cash equivalents at end of period.............................         $ 90,113        $  68,945
                                                                                  ======           ======

CASH PAID DURING THE PERIOD FOR:
          Interest.....................................................         $     26        $      43
          Income taxes.................................................         $  2,050        $   1,985

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

This report on Form 10-Q for the three months ended March 31, 2001 should be read in conjunction with the Company's annual report on Form 10-K for its year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:


                                                                             THREE MONTHS ENDED MARCH 31,

                                                                                2001             2000
                                                                                ----             ----
Average common shares outstanding......................................      19,939,000        20,574,000
Dilutive effect of common shares issuable (1)..........................         146,000            46,000
                                                                             ----------        ----------
Average common shares outstanding assuming dilution....................      20,085,000        20,620,000
                                                                             ==========        ==========

(1)  Issuable under stock option plans.

Stock options outstanding at March 31, 2001 and 2000 to purchase 160,625 shares and 601,139 shares, respectively, of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares during the respective periods.

The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,793,000 ($0.24 per share) were paid on March 23, 2001 to shareholders of record of the Company's Common Stock on March 9, 2001. Cash dividends of $4,521,000 ($0.22 per share) were paid on March 24, 2000 to shareholders of record of the Company's Common Stock on March 10, 2000.

NOTE 4 - COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", comprehensive income, representing all changes in Shareholders' equity during the period other than changes resulting from the issuance or repurchase of the Company's common stock, payment of dividends and unearned compensation, is reconciled to net income for the three months ended March 31, 2001 and 2000 as follows:


                                                                                  2001                   2000
                                                                               -----------             ---------
Net income                                                                     $ 8,723,000          $11,839,000

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments                                        (2,805,000)            (408,000)
Net unrealized gain (loss) on securities available-for-sale                        891,000             (275,000)
Net unrealized gain on foreign currency forward
  exchange contracts and other                                                     473,000                    -
                                                                               -----------             ---------
Other comprehensive (loss)                                                      (1,441,000)            (683,000)
                                                                               -----------             ---------
Comprehensive income                                                          $  7,282,000         $ 11,156,000
                                                                                 =========           ==========

NOTE 5 - RECENT ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities, an amendment of SFAS No. 133", establishing the accounting and reporting for derivatives and hedging activities.

Under the deferral permitted by SFAS No. 137, "Accounting from Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", SFAS No. 133 as amended by SFAS No. 138, was adopted by the Company effective January 1, 2001 and did not have a material effect on the Company's consolidated financial statements upon adoption and for the three months ended March 31, 2001.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company's foreign subsidiaries periodically enter into foreign currency forward exchange contracts ("Forward Contracts") to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods from 3 to 12 months.

Since there is a direct relationship between the Forward Contracts and the currency denomination of the underlying transactions, such Forward Contracts are highly effective in hedging the cash flows of certain of the Company's foreign subsidiaries related to transactions denominated in the United States dollar. These Forward Contracts meet the criteria for cash flow hedge accounting treatment and accordingly, gains or losses, are included in other comprehensive income (loss) and are recognized in cost of sales based on the turnover of inventory.

The fair value of the Forward Contracts was estimated by obtaining quotes for such contracts with similar terms, adjusted where necessary for maturity differences, and was included in the Consolidated Balance Sheet within other current assets with the corresponding offset included in accumulated other comprehensive loss.

OPTIONS AND FUTURES CONTRACTS

The Company periodically enters into options and futures contracts in connection with managing interest rate risk associated with a portion of its preferred securities investment portfolio. The Company does not designate these derivatives as hedges. The derivatives are marked to fair value through the Consolidated Statement of Income and the preferred securities are marked to fair value through other comprehensive income (loss). The fair value of the options and futures contracts are included in the Consolidated Balance Sheet within marketable securities.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

The Company's net sales for the three months ended March 31, 2001 were $75,929,000 compared to $78,279,000 for the three months ended March 31, 2000. This represents a decrease of $2,350,000 or 3.0 % due primarily to the impact of changes in foreign currency exchange rates in relation to the United States dollar and the current economic environment in the United States. Net sales for the first quarter of 2001 would have been approximately $1,800,000 higher had first quarter 2000 exchange rates remained in effect for the first quarter of 2001. The Company's product line, focusing on coordinated themes of product offerings, continues to receive a positive response from customers worldwide. Net Sales for the three months ended March 31, 2000 have been restated to conform to the presentation for the three months ended March 31, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Cost of sales were 44.4% of net sales for the three months ended March 31, 2001 as compared to 41.8% for the same period in 2000. This increase primarily reflects lower gross profit margins on sales of certain of the Company's product line concepts and a change in the Company's product mix. Cost of sales for the three months ended March 31, 2000 have been restated to conform to the presentation for the three months ended March 31, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Selling, general and administrative expense was $30,890,000 or 40.7% of net sales for the three months ended March 31, 2001 compared to $29,518,000 or 37.7% of net sales for the three months ended March 31, 2000, an increase of $1,372,000 or 4.6% compared to the same period in the prior year. Included in selling, general and administrative expense for the three months ended March 31, 2001 was a charge of $908,000, related to stock options granted and repriced during 2000, due to the increase of the Company's stock price during the three months ended March 31, 2001. Excluding this charge, selling, general and administrative expense increased $464,000, or 1.6% to $29,982,000 or 39.5% of net sales for the three months ended March 31, 2001, due primarily to the Company's strategic investment in an expanded sales force. Selling, general and administrative expense for the three months ended March 31, 2000 has been restated to conform to the presentation for the three months ended March 31, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Investment and other income of $1,778,000 for the three months ended March 31, 2001 was comparable to $1,725,000 for the three months ended March 31, 2000.

The provision for income taxes as a percent of income before taxes for the three months ended March 31, 2001 remained flat at 33.4% when compared to the three months ended March 31, 2000.

Net income for the three months ended March 31, 2001 of $8,723,000 compares to net income of $11,839,000 for the same period last year. This represents a decrease in the amount of $3,116,000 or 26.3%, which is mainly the result of decreased net sales, lower gross profit margins and the increase in selling, general and administrative expense, as described above, offset in part by a lower provision for income taxes as a result of lower income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents and marketable securities of $229,200,000 compared to cash and cash equivalents and marketable securities of $218,826,000 at December 31, 2000.

At March 31, 2001, the Company had marketable securities of $139,087,000, included in the amounts above. These investments consist of U.S. government obligations, municipal obligations and preferred stock. The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

The Company's portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates. By maintaining a portion of the portfolio in government futures contracts and options, the Company seeks to reduce interest rate related risk. The portfolio of preferred securities and futures contracts and options are intended to produce offsetting capital gains and losses, realized and unrealized, as interest rates change.

The Company enters into forward exchange contracts and currency options, principally to manage the economic currency risks associated with the purchase of inventory by its European and Canadian operations. Gains and losses, related to such contracts, were not material to its results of operations. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Working capital requirements during the three months ended March 31, 2001 were met entirely through internally generated funds. The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

As of March 31, 2001, the Board of Directors had authorized the Company to repurchase 7,000,000 shares of common stock of which 5,561,400 shares have been repurchased since the beginning of the Company's stock repurchase program in March 1990. During the three months ended March 31, 2001, no shares were repurchased by the Company.

Consistent with its past practices and as a normal course of business, the Company regularly reviews acquisition opportunities of varying sizes. There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, "anticipate", "believe", "expect", "intend", "may", "planned", "potential", "should", "will" or "would". The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the start up of the Company's Russ Trading division, changes in foreign currency exchange rates, issues related to the Company's computer systems and other factors.

 PART II - OTHER INFORMATION


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       a) During the quarter ended March 31, 2001, no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RUSS BERRIE AND COMPANY, INC.
                                  -----------------------------
                                        (Registrant)



      5/11/01                     By  /s/ John D. Wille
      -------                         -------------------
       Date                           John D. Wille
                                      Vice President and Chief Financial Officer