Form 10-Q
period 2001-06-30
RUSS BERRIE & CO INC
filed 2001-08-13
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

Commission file number 1-8681

RUSS BERRIE AND COMPANY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

111 Bauer Drive, Oakland, New Jersey	07436
(Address of principal executive offices)	(Zip Code)

(201) 337-9000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 2, 2001 was as follows:
CLASS	OUTSTANDING AT AUGUST 2, 2001
Common Stock, $0.10 stated value	20,160,113

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	(UNAUDITED)
	JUNE 30, 2001	DECEMBER 31, 2000

ASSETS
Current assets
Cash and cash equivalents	$119,762	$77,794
Marketable securities	120,239	141,032
Accounts receivable, trade, less allowances of $3,677 in 2001 and $3,460 in 2000	48,094	58,673
Inventories – net	46,800	47,430
Prepaid expenses and other current assets	3,803	5,508
Deferred income taxes	6,231	6,628

Total current assets	344,929	337,065
Property, plant and equipment – net	25,903	26,745
Other assets	3,663	3,199

Total assets	$374,495	$367,009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,621	$4,913
Accrued expenses	18,285	20,313
Accrued income taxes	6,849	7,192

Total current liabilities	28,755	32,418

Commitments and contingencies
Shareholders' equity
Common stock: $.10 stated value; authorized 50,000,000 shares; issued 2001, 25,700,841 shares; 2000, 25,413,626 shares	2,571	2,541
Additional paid in capital	69,687	63,103
Retained earnings	386,454	381,479
Accumulated other comprehensive loss	(4,788)	(4,310)
Unearned compensation	(111)	(149)
Treasury stock, at cost (5,557,514 shares at June 30, 2001 and December 31, 2000)	(108,073)	(108,073)

Total shareholders' equity	345,740	334,591

Total liabilities and shareholders' equity	$374,495	$367,009

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands, Except Per Share Data)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2001	2000	2001	2000

Net sales	$61,278	$57,574	$137,207	$135,853

Cost of Sales	28,214	26,782	61,928	59,498

Gross profit	33,064	30,792	75,279	76,355

Selling, general and administrative expense	27,087	25,335	57,977	54,853

Investment and other income-net	2,716	1,803	4,494	3,528

Income before taxes	8,693	7,260	21,796	25,030

Provision for income taxes	2,831	2,297	7,211	8,228

Net income	$5,862	$4,963	$14,585	$16,802

Net income per share:
Basic	$0.29	$0.24	$0.73	$0.82

Diluted	$0.29	$0.24	$0.72	$0.82

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	(UNAUDITED)
	SIX MONTHS ENDED
	JUNE 30,
	2001	2000

Cash flows from operating activities:
Net income	$14,585	$16,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,995	2,054
Provision for accounts receivable reserves	950	1,011
Other	861	186
Changes in assets and liabilities:
Accounts receivable	9,629	14,348
Inventories – net	630	(7,238)
Prepaid expenses and other current assets	1,705	85
Other assets	(16)	(277)
Accounts payable	(1,292)	(1,868)
Accrued expenses	(2,028)	(2,157)
Accrued income taxes	(343)	(634)

Total adjustments	12,091	5,510

Net cash provided by operating activities	26,676	22,312

Cash flows from investing activities:
Purchase of marketable securities	(43,305)	(19,798)
Proceeds from sale of marketable securities	64,646	25,491
Proceeds from sale of property, plant and equipment	48	33
Capital expenditures	(1,646)	(2,598)

Net cash provided by investing activities	19,743	3,128

Cash flows from financing activities:
Proceeds from issuance of common stock	6,614	1,084
Dividends paid to shareholders	(9,610)	(9,015)
Purchase of treasury stock	-	(8,499)

Net cash (used in) financing activities	(2,996)	(16,430)

Effect of exchange rate changes on cash and cash equivalents	(1,455)	(365)

Net increase in cash and cash equivalents	41,968	8,645
Cash and cash equivalents at beginning of period	77,794	64,908

Cash and cash equivalents at end of period	$119,762	$73,553

Cash paid during the period for:
Interest	$66	$25
Income taxes	$7,555	$8,863

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared by Russ Berrie and Company, Inc. and its subsidiaries (the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations.  The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.  Results for interim periods are not necessarily an indication of results to be expected for the year.

This report on Form 10-Q for the three and six months ended June 30, 2001 should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 and its Annual Report on Form 10-K for its year ended December 31, 2000.  Certain prior year amounts have been reclassified to conform with current year’s presentation.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Average common shares outstanding	20,078,000	20,333,000	20,009,000	20,454,000
Dilutive effect of common shares issuable (1)	192,000	41,000	162,000	41,000

Average common shares outstanding assuming dilution	20,270,000	20,374,000	20,171,000	20,495,000

(1)  Issuable under stock option plans.

Stock options outstanding at June 30, 2000 to purchase 389,133 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.  There were no such options outstanding at June 30, 2001.

The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,817,000 ($0.24 per share) were paid on June 8, 2001 to shareholders of record of the Company’s Common Stock on May 25, 2001.  Cash dividends of $9,610,000 ($0.24 per share per quarter) were paid in the six months ended June 30, 2001.

Cash dividends of $4,494,000 ($0.22 per share) were paid on June 7, 2000 to shareholders of record of the Company's Common Stock on May 24, 2000.  Cash dividends of $9,015,000 ($0.22 per share per quarter) were paid in the six months ended June 30, 2000.

NOTE 4 - COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, comprehensive income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends and unearned compensation, is reconciled to net income for the three and six months ended June 30, 2001 and 2000 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net income	$5,862,000	$4,963,000	$14,585,000	$16,802,000

Other comprehensive income (loss), net of taxes:

Foreign currency translation adjustments	879,000	(1,196,000)	(1,926,000)	(1,604,000)
Net unrealized gain (loss) on securities available-for-sale	(46,000)	111,000	845,000	(164,000)
Net unrealized gain on foreign currency forward exchange contracts and other	130,000	-	603,000	-

Other comprehensive income (loss)	963,000	(1,085,000)	(478,000)	(1,768,000)

Comprehensive income	$6,825,000	$3,878,000	$14,107,000	$15,034,000

NOTE 5 – RECENT ACCOUNTING CHANGES

SFAS No. 133

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivatives and Certain Hedging Activities, an amendment of SFAS No. 133”, establishing the accounting and reporting for derivatives and hedging activities.

Under the deferral permitted by SFAS No. 137, “Accounting for Derivatives and Hedging Activities – Deferral of the Effective Date of SFAS No. 133”, SFAS No. 133 as amended by SFAS No. 138, was adopted by the Company effective January 1, 2001 and did not have a material effect on the Company’s consolidated financial statements upon adoption and for the three and the six months ended June 30, 2001.

Foreign Currency Forward Exchange Contracts

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contracts ("Forward Contracts") to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar.  These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods from 3 to 12 months.

Since there is a direct relationship between the Forward Contracts and the currency denomination of the underlying transactions, such Forward Contracts are highly effective in hedging the cash flows of certain of the Company’s foreign subsidiaries related to transactions denominated in the United States dollar.  These Forward Contracts meet the criteria for cash flow hedge accounting treatment and accordingly, gains or losses, are included in other comprehensive income (loss) and are recognized in cost of sales based on the turnover of inventory.

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

SFAS Nos. 141, 142 and 143

In July 2001, the FASB issued SFAS Nos. 141 and 142. SFAS No. 141, “Business Combinations” is effective for all business combinations initiated after June 30, 2001 and requires that the purchase method of accounting be used. Use of the pooling of interests method of accounting is prohibited except for transactions initiated prior to July 1, 2001. This statement also requires that other intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. The Company does not currently have any pending acquisitions that will be impacted by this statement.

SFAS No. 142, “Goodwill and Other Intangible Assets” specifies the financial accounting and reporting for goodwill and other intangible assets.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease for fiscal years beginning after December 15, 2001. Goodwill recognized on or before June 30, 2001, should be assigned to one or more reporting units and shall be tested, at least annually, for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The useful lives of other intangible assets acquired on or before June 30, 2001 should be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized other intangible assets deemed to have indefinite lives should be tested for impairment. The reassessment of other intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. The Company is currently evaluating the effect of the adoption of SFAS No. 142 that becomes effective January 1, 2002.

SFAS No. 143, “Accounting for Asset Retirement Obligations” was adopted by the FASB in July 2001 and requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, or calendar year 2003 for the Company. The Company is currently reviewing the impact, if any, of SFAS No. 143.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

The Company's net sales for the six months ended June 30, 2001 increased 1.0% to $137,207,000 compared to net sales of $135,853,000 for the six months ended June 30, 2000.  Net sales for the six months ended June 30, 2001 included approximately $6,000,000 of shipments related to Christmas merchandise that is typically shipped in the third quarter, but was shipped to certain customers in June due to early availability.  Net sales for the six months ended June 30, 2001 would have been approximately $2,900,000 higher had exchange rates for the six months ended June 30, 2000 remained in effect for the six months ended June 30, 2001.  Net Sales for the six months ended June 30, 2000 have been restated to conform to the presentation for the six months ended June 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Cost of sales were 45.1% of net sales for the six months ended June 30, 2001 as compared to 43.8% for the same period in 2000.  This increase primarily reflects lower gross profit margins on sales of certain of the Company’s product line concepts due to a change in the Company’s product mix offset, in part, by lower relative volumes being distributed through other than normal channels.  Cost of sales for the six months ended June 30, 2000 have been restated to conform to the presentation for the six months ended June 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Selling, general and administrative expense was $57,977,000 or 42.3% of net sales for the six months ended June 30, 2001 compared to $54,853,000 or 40.4% of net sales for the six months ended June 30, 2000, an increase of $3,124,000 or 5.7% compared to the same period in the prior year.  Included in selling, general and administrative expense for the six months ended June 30, 2001, was a charge of $1,384,000 resulting from the increase of the Company’s stock price during the six months ended June 30, 2001, subsequent to stock options granted and repriced during 2000.  Excluding this charge, selling, general and administrative expense increased $1,740,000, or 3.2% to $56,593,000, representing a slight increase to 41.2% of net sales for the six months ended June 30, 2001. The increase in selling, general and administrative expense is due primarily to the Company’s strategic investment in an expanded sales force and new and expanded showrooms. Selling, general and administrative expense for the six months ended June 30, 2000 has been restated to conform to the presentation for the six months ended June 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Investment and other income of $4,494,000 for the six months ended June 30, 2001 compares to $3,528,000 for the six months ended June 30, 2000.  This increase primarily relates to increased investment income attributable to gains recognized on the sale of certain of the Company’s investment securities and lower foreign exchange losses recognized by the Company’s international subsidiaries.

The provision for income taxes as a percent of income before taxes for the six months ended June 30, 2001 was  33.1% as compared to 32.9% for the six months ended June 30, 2000.

Net income for the six months ended June 30, 2001 of $14,585,000 compares to net income of $16,802,000 for the same period of the prior year, representing a decline in the amount of $2,217,000 or 13.2%.  Included in net income for the six months ended June 30, 2001, was a charge of $900,000, ($1,384,000 before tax), resulting from the increase of the Company’s stock price during the six months ended June 30, 2001, subsequent to stock options granted and repriced during 2000. Excluding this charge, net income declined $1,317,000, or 7.8%, which, as described above, was due principally to lower gross profit and increased selling, general and administrative expense offset in part, by a lower provision for income taxes and by higher investment and other income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

The Company's net sales for the three months ended June 30, 2001 increased 6.4% to $61,278,000 compared to net sales of $57,574,000 for the three months ended June 30, 2000.  Net sales for the quarter included approximately $6,000,000 of shipments related to Christmas merchandise that is typically shipped in the third quarter, but was shipped to certain customers in June due to early availability.  Net sales for the second quarter of 2001 would have been approximately $1,100,000 higher had second quarter 2000 exchange rates remained in effect for the second quarter of 2001.  Net Sales for the three months ended June 30, 2000 have been restated to conform to the presentation for the three months ended June 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Cost of sales were 46.0% of net sales for the three months ended June 30, 2001 as compared to 46.5% for the same period in 2000, primarily reflecting improved profit margins from the first quarter of 2001 on certain of the Company’s product line concepts and a change as compared to the three months ended June 30, 2000, in the Company’s product mix with lower relative volume being distributed through other than normal channels.  Cost of sales for the three months ended June 30, 2000 have been restated to conform to the presentation for the three months ended June 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Selling, general and administrative expense was $27,087,000 or 44.2% of net sales for the three months ended June 30, 2001 compared to $25,335,000 or 44.0% of net sales for the three months ended June 30, 2000, an increase of $1,752,000 or 6.9% compared to the same period in the prior year.  Included in selling, general and administrative expense for the three months ended June 30, 2001, was a charge of $476,000 resulting from the increase of the Company’s stock price during the three months ended June 30, 2001, subsequent to stock options granted and repriced during 2000. Excluding this charge, selling, general and administrative expense increased $1,276,000, or 5.0% to $26,611,000 or a decrease to 43.4% of net sales for the three months ended June 30, 2001.  The increase in selling, general and administrative expense is due primarily to the Company’s strategic investment in the expanded sales force, new and expanded showrooms and its Russ Trading division in addition to higher distribution center costs due to higher net sales.

Selling, general and administrative expense for the three months ended June 30, 2000 has been restated to conform to the presentation for the three months ended June 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Investment and other income of $2,716,000 for the three months ended June 30, 2001 compares to $1,803,000 for the three months ended June 30, 2000.  This increase primarily relates to increased investment income attributable to gains recognized on the sale of certain of the Company’s investment securities and lower foreign exchange losses recognized by the Company’s international subsidiaries.

The provision for income taxes as a percent of income before taxes for the three months ended June 30, 2001 was 32.6% compared to 31.6% in the same period of the prior year.  This increase is due primarily to the higher effective tax rate of the Company’s domestic operations as a result of relatively lower permanent deductions for tax reporting purposes and a higher effective tax rate for certain of the Company's foreign subsidiaries.

Net income for the three months ended June 30, 2001 of $5,862,000 compares to net income of $4,963,000 for the same period last year.  This represents an increase in net income in the amount of $899,000 or 18.1%.  Included in net income for the three months ended June 30, 2001, was a charge of  $309,000 ($476,000 before tax), resulting from the increase of the Company’s stock price during the three months ended June 30, 2001, subsequent to stock options granted and repriced during 2000.  Excluding this charge, net income increased $1,208,000, or 24.3%, which, as described above, was due principally to higher net sales and gross profit and higher investment and other income offset, in part, by increased selling, general and administrative expense and a higher provision for income taxes.

Liquidity and Capital Resources

As of June 30, 2001, the Company had cash and cash equivalents and marketable securities of $240,001,000 compared to cash and cash equivalents and marketable securities of $218,826,000 at December 31, 2000.

As of June 30, 2001, the Company had marketable securities of $120,239,000, included in the amounts above. These investments consist of U.S. government obligations, municipal obligations and preferred stock.  The objective of the investment portfolio is to maximize after tax returns while minimizing risk.

The Company’s portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.  By maintaining a portion of the portfolio in government futures contracts and options, the Company seeks to reduce interest rate related risk.  The portfolio of preferred securities and futures contracts and options are intended to produce offsetting capital gains and losses, realized and unrealized, as interest rates change.

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

Working capital requirements during the six months ended June 30, 2001 were met entirely through internally generated funds.  The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

As of June 30, 2001, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,561,400 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During the six months ended June 30, 2001, no shares were repurchased by the Company.

Consistent with its past practices and as a normal course of business, the Company regularly reviews acquisition opportunities of varying sizes.  There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will”, or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, the Company’s ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the start up of the Company’s Russ Trading division, the ability to grow its direct sales force, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the current and future outlook of the United States retail market and other factors.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2001 the registrant held its annual meeting of shareholders. Each of the eleven nominated directors was elected without contest. No other matters were brought before the shareholders at the annual meeting. The votes for and the votes withheld for each of the nominees for director were as follows:
Nominee	For	Withheld
Raphael Benaroya	19,201,129	130,479
Angelica Berrie	18,307,833	1,023,775
Russell Berrie	18,698,273	633,335
Carl Epstein	19,198,254	133,354
Ilan Kaufthal	19,199,554	132,054
Charles Klatskin	19,199,914	131,694
Joseph Kling	19,197,914	133,694
William A. Landman	19,199,414	132,194
Sidney Slauson	18,837,434	494,174
Benjamin J. Sottile	19,201,329	130,279
Josh S. Weston	19,095,381	236,227

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)          There are no exhibits to this Quarterly Report on Form 10-Q.
b)          During the quarter ended June 30, 2001 no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

08/13/01	By /s/ John D. Wille
Date	John D. Wille
Vice President and
Chief Financial Officer