Form 10-Q
period 2001-09-30
RUSS BERRIE & CO INC
filed 2001-11-14
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number	1-8681

RUSS BERRIE AND COMPANY, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Bauer Drive, Oakland, New Jersey	07436
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 7, 2001 was as follows:

CLASS	OUTSTANDING AT NOVEMBER 7, 2001

Common Stock, $0.10 stated value

20,121,727

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

	(UNAUDITED)
	September 30,	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$108,136	$77,794
Marketable securities	123,675	141,032
Accounts receivable, trade, less allowances of $3,753 in 2001 and $3,460 in 2000	80,922	58,673
Inventories – net	38,832	47,430
Prepaid expenses and other current assets	4,040	5,508
Deferred income taxes	5,884	6,628
Total current assets	361,489	337,065

Property, plant and equipment – net	25,444	26,745
Other assets	3,842	3,199
Total assets	$390,775	$367,009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,756	$4,913
Accrued expenses	19,989	20,313
Accrued income taxes	7,594	7,192
Total current liabilities	32,339	32,418
Commitments and contingencies
Shareholders' equity
Common stock: $.10 stated value; authorized 50,000,000 shares; issued 2001, 25,749,309 shares; 2000, 25,413,626 shares	2,575	2,541
Additional paid in capital	70,388	63,103
Retained earnings	398,054	381,479
Accumulated other comprehensive loss	(2,507)	(4,310)
Unearned compensation	(93)	(149)
Treasury stock, at cost (5,631,514 shares at September 30, 2001 and 5,557,514 shares at December 31, 2000)	(109,981)	(108,073)

Total shareholders' equity	358,436	334,591

Total liabilities and shareholders' equity	$390,775	$367,009

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Dollars in Thousands, Except Per Share Data)

	(UNAUDITED)		(UNAUDITED)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000

Net sales	$87,441	$97,251	$224,648	$233,104

Cost of Sales	38,808	41,718	100,736	101,216

Gross profit	48,633	55,533	123,912	131,888

Selling, general and administrative expense	27,887	28,291	85,864	83,144

Investment and other income-net	1,677	3,236	6,171	6,764

Income before taxes	22,423	30,478	44,219	55,508

Provision for income taxes	5,981	9,932	13,192	18,160

Net income	$16,442	$20,546	$31,027	$37,348

Net income per share:
Basic	$0.82	$1.03	$1.55	$1.84
Diluted	$0.81	$1.02	$1.53	$1.84

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	(UNAUDITED)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2001	2000
Cash flows from operating activities:
Net income	$31,027	$37,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,998	3,014
Provision for accounts receivable reserves	1,623	2,018
Income from contingency reserve reversal (Note 1)	-	(1,607)
Other	1,641	667
Changes in assets and liabilities:
Accounts receivable	(23,872)	(23,116)
Inventories – net	8,598	(1,729)
Prepaid expenses and other current assets	1,468	(108)
Other assets	31	(298)
Accounts payable	(157)	(2,161)
Accrued expenses	(324)	1,539
Accrued income taxes	402	3,330
Total adjustments	(7,592)	(18,451)
Net cash provided by operating activities	23,435	18,897

Cash flows from investing activities:
Purchase of marketable securities	(69,696)	(35,144)
Proceeds from sale of marketable securities	88,310	38,422
Proceeds from sale of fixed assets	59	52
Capital expenditures	(2,096)	(3,330)
Net cash provided by investing activities	16,577	-

Cash flows from financing activities:
Proceeds from issuance of common stock	7,319	1,343
Dividends paid to shareholders	(14,452)	(13,391)
Purchase of treasury stock	(1,908)	(15,027)
Net cash (used in) financing activities	(9,041)	(27,075)

Effect of exchange rate changes on cash and cash equivalents	(629)	(1,435)
Net increase (decrease) in cash and cash equivalents	30,342	(9,613)
Cash and cash equivalents at beginning of period	77,794	64,908
Cash and cash equivalents at end of period	$108,136	$55,295

Cash paid during the period for:
Interest	$148	$100
Income taxes	$12,790	$14,829

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

This report on Form 10-Q for the three and nine months ended September 30, 2001 should be read in conjunction with the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001, and its Annual Report on Form 10-K for its year ended December 31, 2000.  Certain prior year amounts have been reclassified to conform with current year’s presentation.

Investment and other income-net for the three and nine months ended September 30, 2000 includes income of $1,607,000, before tax, or $1,012,000 ($0.05 per diluted share), after tax, for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May 1997.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Average common shares outstanding	20,162,000	20,004,000	20,060,000	20,303,000
Dilutive effect of common shares issuable (1)	186,000	70,000	170,000	48,000
Average common shares outstanding assuming dilution	20,348,000	20,074,000	20,230,000	20,351,000

(1)  Issuable under stock option plans.

Stock options outstanding at September 30, 2000 to purchase 383,929 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.  There were no such options outstanding at September 30, 2001.

The Notes to these consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated.

NOTE 3 - DIVIDENDS

Cash dividends of $4,842,000  ($0.24 per share) were paid on August 31, 2001 to shareholders of record of the Company’s Common Stock on August 17, 2001.  Cash dividends of $14,452,000 ($0.24 per share per quarter) were paid in the nine months ended September 30, 2001.  See also Part I, Financial Information, Item 2, "Liquidity and Capital Resources," of this Report on Form 10-Q regarding a subsequent event for the declaration of a one-time special dividend.

Cash dividends of $4,394,000 ($0.22 per share) were paid on September 1, 2000 to shareholders of record of the Company's Common Stock on August 18, 2000.  Cash dividends of $13,391,000 ($0.22 per share per quarter) were paid in the nine months ended September 30, 2000.

NOTE 4 - COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, comprehensive income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends and unearned compensation, is reconciled to net income for the three and nine months ended September 30, 2001 and 2000 as follows:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2001	2000	2001	2000

Net income

$

16,442,000

$

20,546,000

$

31,027,000

$

37,348,000

Other comprehensive income (loss), net of taxes:

Foreign currency translation adjustments

924,000

(1,530,000

)

(1,002,000

)

(3,134,000

)

Net unrealized gain on securities available-for-sale

1,040,000

630,000

1,885,000

466,000

Net unrealized gain on foreign currency forward exchange contracts and other

317,000

-

920,000

-

Other comprehensive income (loss)

2,281,000

(900,000

)

1,803,000

(2,668,000

)

Comprehensive income

$

18,723,000

$

19,646,000

$

32,830,000

$

34,680,000

NOTE 5 – LITIGATION

This information is incorporated herein by reference to Part II, Other Information, Item 1, "Legal Proceedings" of this Report on Form 10-Q.

NOTE 6 – RECENT ACCOUNTING CHANGES

SFAS No. 133

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivatives and Certain Hedging Activities, an amendment of SFAS No. 133”, establishing the accounting and reporting for derivatives and hedging activities.

Under the deferral permitted by SFAS No. 137, “Accounting for Derivatives and Hedging Activities – Deferral of the Effective Date of SFAS No. 133”, SFAS No. 133 as amended by SFAS No. 138, was adopted by the Company effective January 1, 2001 and did not have a material effect on the Company’s consolidated financial statements upon adoption and for the three and the nine months ended September 30, 2001.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED

 SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

The Company's net sales for the nine months ended September 30, 2001 decreased 3.6% to $224,648,000 compared to net sales of $233,104,000 for the nine months ended September 30, 2000. Net sales for the nine months ended September 30, 2001 would have been approximately $4,000,000 higher had exchange rates for the nine months ended September 30, 2000 remained in effect for the nine months ended September 30, 2001 and were also effected by the continued soft retail market and recent tragic events.  Net Sales for the nine months ended September 30, 2000 have been restated to conform to the presentation for the nine months ended September 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Cost of sales were 44.8% of net sales for the nine months ended September 30, 2001 as compared to 43.4% for the same period in 2000.  This increase primarily reflects lower gross profit margins on sales of certain of the Company’s product line concepts due to a change in the Company’s product mix offset, in part, by lower relative volumes being distributed through other than normal channels.  Cost of sales for the nine months ended September 30, 2000 have been restated to conform to the presentation for the nine months ended September 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Selling, general and administrative expense was $85,864,000 or 38.2% of net sales for the nine months ended September 30, 2001 compared to $83,144,000 or 35.7% of net sales for the nine months ended September 30, 2000, an increase of $2,720,000 or 3.3% compared to the same period in the prior year.  Included in selling, general and administrative expense for the nine months ended September 30, 2001, was a charge of $1,132,000 resulting from the increase of the Company’s stock price during the nine months ended September 30, 2001, subsequent to stock options granted and repriced during 2000.  Excluding this charge, selling, general and administrative expense increased $1,588,000, or 1.9% to $84,732,000, representing an increase to 37.7% of net sales for the nine months ended September 30, 2001. This increase in selling, general and administrative expense is due primarily to the Company’s strategic deployment of resources in implementing new systems, developing new business ventures and products and expanding the worldwide salesforce. Selling, general and administrative expense for the nine months ended September 30, 2000 has been restated to conform to the presentation for the nine months ended September 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Investment and other income of $6,171,000 for the nine months ended September 30, 2001 compares to $6,764,000 for the nine months ended September 30, 2000.  Included in investment and other income for the nine months ended September 30, 2000 was income of $1,607,000 for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May 1997. Excluding the income from this reserve reversal, investment and other income increased $1,014,000. This increase primarily relates to increased investment income attributable to lower losses recognized on the sale of certain of the Company’s investment securities and lower foreign exchange losses recognized by the Company’s international subsidiaries.

The provision for income taxes as a percent of income before taxes for the nine months ended September 30, 2001 was  29.8% as compared to 32.7% for the nine months ended September 30, 2000. This decrease in the effective tax rate is due primarily to the reversal of certain tax contingency reserves, relatively higher permanent items for tax reporting purposes and the change in the mix of the foreign subsidiaries income before taxes.

Net income for the nine months ended September 30, 2001 of $31,027,000 compares to net income of $37,348,000 for the same period of the prior year, representing a decline of $6,321,000 or 16.9%.  Included in net income for the nine months ended September 30, 2001, was a charge of $736,000 ($1,132,000 before tax), resulting from the increase of the Company’s stock price during the nine months ended September 30, 2001, subsequent to stock options granted and repriced during 2000. Included in net income for the nine months ended September 30, 2000 was income of $1,012,000 ($1,607,000 before tax) for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May 1997. Excluding the charge for the stock option repricing and the reserve reversal, net income declined $4,573,000, or 12.6%, which was due principally to lower gross profit and increased selling, general and administrative expense offset in part, by a lower provision for income taxes and by higher investment and other income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

The Company's net sales for the three months ended September 30, 2001 decreased 10.1% to $87,441,000 compared to net sales of $97,251,000 for the three months ended September 30, 2000.  Net sales for the quarter excluded approximately $6,000,000 of shipments related to Christmas merchandise that is typically shipped in the third quarter, however was shipped in the second quarter due to early availability. Had these shipments occurred in the third quarter of 2001, net sales for the quarter would have decreased 3.9%, due principally to lower sales volume resulting from the continued soft retail market and recent tragic events. Net sales for the third quarter of 2001 would have been approximately $1,100,000 higher had third quarter 2000 exchange rates remained in effect for the third quarter of 2001.  Net Sales for the three months ended September 30, 2000 have been restated to conform to the presentation for the three months ended September 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Cost of sales were 44.4% of net sales for the three months ended September 30, 2001 as compared to 42.9% for the same period in 2000, primarily reflecting lower gross profit margins on sales of certain of the Company’s product line concepts.  Cost of sales for the three months ended September 30, 2000 have been restated to conform to the presentation for the three months ended September 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Selling, general and administrative expense was $27,887,000 or 31.9% of net sales for the three months ended September 30, 2001 compared to $28,291,000 or 29.1% of net sales for the three months ended September 30, 2000, a decrease of $404,000 or 1.4% compared to the same period in the prior year. The decrease in selling, general and administrative expense is due primarily to the Company’s lower advertising costs as compared to the three months ended September 30, 2000. Selling, general and administrative expense for the three months ended September 30, 2000 has been restated to conform to the presentation for the three months ended September 30, 2001, reflecting the impact of the new accounting standard for shipping and handling fees and costs.

Investment and other income of $1,677,000 for the three months ended September 30, 2001 compares to $3,236,000 for the three months ended September 30, 2000. This decrease is due primarily to the  income of $1,607,000, which was included in the three months ended September 30, 2000, for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May 1997.

The provision for income taxes as a percent of income before taxes for the three months ended September 30, 2001 was 26.7% compared to 32.6% in the same period of the prior year.  This decrease in the effective tax rate is due primarily to the reversal of certain tax contingency reserves, relatively higher permanent items for tax reporting purposes and the change in the mix of the foreign subsidiaries’ income before taxes.

Net income for the three months ended September 30, 2001 of $16,442,000 compares to net income of $20,546,000 for the same period last year.  This represents a decrease in net income in the amount of $4,104,000 or 20.0%.  Included in net income for the three months ended September 30, 2000 was income of $1,012,000, after tax, for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May 1997. Excluding the reserve reversal, net income decreased $3,092,000, or 15.8%, which was due principally to lower gross profit offset, in part, by decreased selling, general and administrative expense and a lower provision for income taxes.

Liquidity and Capital Resources

As of September 30, 2001, the Company had cash and cash equivalents and marketable securities of $231,811,000 compared to cash and cash equivalents and marketable securities of $218,826,000 at December 31, 2000.

As of September 30, 2001, the Company had marketable securities of $123,675,000, included in the amounts above. These investments consist of U.S. government obligations, municipal obligations and preferred stock.  The objective of the investment portfolio is to maximize after tax returns while minimizing risk. The Company’s portfolio of preferred securities investments are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

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

Working capital requirements during the nine months ended September 30, 2001 were met entirely through internally generated funds.  The Company remains in a highly liquid position and believes that the resources available from investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

As of September 30, 2001, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,635,400 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During the three months ended September 30, 2001, the Company repurchased 74,000 shares for $1,908,000.

On October 31, 2001, in addition to the quarterly cash dividend of $0.24 per common share, payable on November 30, 2001, to shareholders of record on November 16, 2001, the Company declared a one-time special cash dividend in the amount of $0.50 per common share payable on December 14, 2001, to shareholders of record on November 29, 2001.

Consistent with its past practices and as a normal course of business, the Company regularly reviews acquisition opportunities of varying sizes.  There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will”, or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, the Company’s ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the Company’s Russ Trading division, the ability to grow its direct sales force, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the current and future outlook of the Global retail market and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2001, there have been no material changes in the Company’s market risks from December 31, 2000.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

An action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff's reinstated United States copyrights for its troll designs and unfair competition under common law.  The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company's U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney's fees and expenses.  The Company believes it has substantial defenses to the allegations.  A Court hearing on plaintiff's motion for a preliminary injunction was held on October 29, 2001, and no determination has been issued to date.

The Company does not believe that the ultimate resolution of this controversy will have a material adverse impact on the financial condition of the Company.

The plaintiff has informally advised that it will assert copyright infringement claims against the Company and/or its subsidiaries in foreign countries relating to the Company's troll products.  The Company will evaluate such claims when, and if, they are formally asserted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	There are no exhibits to this Quarterly Report on Form 10-Q.
b)	During the quarter ended September 30, 2001 no reports on Form 8-K were filed.

Items  2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

By	/s/ John D. Wille
Date 11-13-01	John D. Wille
Vice President and
Chief Financial Officer