Form 10-K
period 2001-12-31
RUSS BERRIE & CO INC
filed 2002-03-21
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the fiscal year ended December 31, 2001 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8681

RUSS BERRIE AND COMPANY, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State of or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

111 Bauer Drive, Oakland, New Jersey	07436
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (201) 337-9000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.10 stated value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on March 8, 2002 was $313,069,858.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 8, 2002, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	20,362,436

Documents Incorporated by Reference

Certain portions of the Registrant’s definitive Proxy Statement, relating to Registrant’s Annual Meeting of Shareholders to be held on April 24, 2002 (the “2002 Proxy Statement”), are incorporated by reference into Part III of this report.

PART I

ITEM 1.  BUSINESS

Russ Berrie and Company, Inc. was incorporated in New Jersey in 1966.  The term “Company” refers to Russ Berrie and Company, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Its principal executive offices are located at 111 Bauer Drive, Oakland, New Jersey 07436, and its telephone number is (201) 337-9000.

The Company designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and countries throughout the world. The Company’s gift products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love  and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad and effective marketing of its products, efficient distribution, high product quality and commitment to customer service.

The Company continually develops new products and, in the fourth quarter of 2001, the Company launched a new wholly-owned subsidiary, Russ Home, Inc., which offers a new line of home accessory products, noncompetitive to the Company’s core gift business. The Company believes that the new subsidiary will give the Company the ability to diversify its product line and expand into the home accents industry.  Orders and shipments from this new subsidiary are expected to commence in the first quarter of 2002. See “Products”, “Design and PRODUCTION” and “Marketing” for further information regarding Russ Home, Inc.

The Company maintains a direct salesforce and distribution network to serve its customers in the United States, Europe, Canada and Australia.  In countries where the Company does not maintain a direct salesforce and distribution network, the Company’s products are sold through distributors. See Note 16 of the Notes to Consolidated Financial Statements for information regarding segment and geographic information.

PRODUCTS

The Company’s product line of approximately 6,000 gift items (including distinctive variations on basic product designs) is marketed under the trade name and trademark RUSS®.  This extensive line encompasses both seasonal and everyday products that focus on theme or concept groupings such as collectible heirloom bears, stuffed animals, wedding, anniversary and baby gifts, tabletop accessories and home decor, including candles and accessories, collectible glass, porcelain and ceramic gifts and contemporary lifestyle gifts and accessories.  Extensive seasonal lines include products for all major holidays.  In addition, one of the Company’s wholly-owned subsidiaries, Bright of America, Inc., principally markets placemats and candles as well as aromatic products such as potpourri and incense, through its division, Scentex™, directly to mass merchandisers .

Most of the Company’s gift products have suggested retail prices between $2.00 and $21.00. Product sales are highly diverse and, as such, no single item represented more than 1% of the Company’s sales in 2001.

The Company’s new wholly-owned subsidiary, Russ Home, Inc.,  has a product line of approximately 200 home accessory items, which are noncompetitive to the Company’s core gift business and will be marketed under the trade name russhome™. The new product line will offer affordable and unique accessories for the home and garden, consisting of planters and plant stands, caddies, curios, garden accessories, accent lamps, wall plaques and mirrors, and tabletop accessories. Orders and shipments from this new subsidiary are expected to commence in the first quarter of 2002.

DESIGN AND PRODUCTION

The Company has a continuing program of new product development.  The Company designs most of its own products and then generally evaluates consumer response in selected unaffiliated retail stores.  Items are added to the product line only if they can be obtained and marketed on a basis that meets the Company’s profitability standards.

The Company believes that the breadth of its product line and the continuous development of new products are key elements to its success and that it is capable of designing and producing large numbers of new products annually.

The Company has approximately 170 employees responsible for product development and design located in the United States and in the Far East.  Generally, a new design is brought to market in less than nine months after a decision is made to produce the product.  Sales of the Company’s products are, in large part, dependent on the Company’s ability to identify and react quickly to changing consumer preferences and to effectively utilize its sales and distribution systems to bring new products to market.

The Company engages in market research and test marketing to evaluate consumer reactions to its products. Research into consumer buying trends often suggests new products.  The Company assembles information from retail stores, the Company’s salesforce and the Company’s own Product Development department.  The Company continually analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line.

Substantially all of the Company’s products are produced by independent manufacturers, generally in the Far East, under the quality review of the Company's personnel.  During 2001, approximately 94% of the Company’s products were produced in the Far East, and approximately 6 % in the United States.  Purchases in the United States predominantly consist of displays, candles, placemats and printed materials such as cards.

Purchases for the Company’s new wholly-owned subsidiary, Russ Home, Inc., which will consist of a new line of approximately 200 home accessory products, will be produced by independent manufacturers, generally in the Far East, under the quality review of the Company’s personnel.

The Company utilizes approximately 100 manufacturers in the Far East, with facilities primarily in the People’s Republic of China (PRC).  During 2001, approximately 93% of the Company’s dollar volume of purchases was attributable to manufacturing in the PRC.  The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under US tariff laws, which provides a favorable category of US import duties.  The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the People’s Republic of China and imported into the United States and would result in increased costs for the Company.

A significant portion of the Company’s staff of approximately  280 employees in Hong Kong, Taiwan, Korea, Philippines and the cities of Shenzhen and Qingdao in the PRC monitor the production process with responsibility for the quality, safety and prompt delivery of Company products as well as design and product development as described earlier.  Members of the Company’s Far East staff make frequent visits to the manufacturers for which they are responsible. Certain of the Company’s manufacturers sell exclusively to the Company.  The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials.  In 2001, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 11% of such purchases and the five largest suppliers accounted for approximately 33% in the aggregate.

MARKETING

The Company’s gift products are marketed primarily through its own direct salesforce of approximately 527 full-time employees as of December 31, 2001.  The Company maintains a telemarketing department which is responsible for servicing the Company’s smaller customers.  Products are sold directly to retail customers in the United States and in certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, military post exchanges and internet companies.  During 2001, the Company sold gift products to more than 50,000 customers worldwide.  No single customer accounted for more than 3% of sales.

Home accessory products for the Company’s new wholly-owned subsidiary, Russ Home, Inc., will be sold directly to retail customers in the United States, including but not limited to, furniture stores, home accent specialty stores, home textile specialty stores, lamps and lighting stores, department stores, mass merchants and discounters, interior designers, mail order and  on the Internet.

The Company reinforces the marketing efforts of its salesforce through an active promotional program, including showrooms, participation in trade shows, trade and consumer advertising and a program of seasonal and theme based catalogs.  The Company maintains a marketing plan which recognizes its most valued customers as “Preferred Partners”, based upon attainment of certain sales levels, and offers them special benefits and privileges including, but not limited to, access to exclusive product offerings and dedicated customer service representatives.

The Company believes that effective packaging and merchandising of its products are also very important to its marketing success.  Many products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then recycled or discarded when all the products have been sold.  The Company also offers to its customer’s semi-permanent freestanding lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company’s products at retail locations.

The Company believes that customer service is another essential component of its marketing strategy and therefore has established a Customer Service Department that responds to customer requests, investigates and resolves problems and generally assists customers.

The Company believes its general terms of sale are competitive in the gift industry.  The Company provides extended payment terms to customers, which do not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasonal items. The Company granted extended credit terms on certain of its non-seasonal orders in the year 2001. The Company has a general policy that all sales are final and does not sell on consignment.

The Company also maintains a direct salesforce and distribution network to serve its customers in England, Holland, Belgium, Ireland, Spain, Germany, Austria, Canada, France and Australia. The Company’s products are sold worldwide, through distributors, where the Company does not maintain a direct salesforce and distribution network.  The Company’s foreign sales, including export sales from the United States, aggregated $109,446,000, $104,886,000 and $91,991,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  See Note 16 of the Notes to Consolidated Financial Statements for additional geographic information.

DISTRIBUTION

The Company has customers located in the United States and throughout the world.  In order to serve them effectively, the Company maintains U.S. distribution centers in South Brunswick, New Jersey and Petaluma, California, each of which receives products directly from suppliers and then distributes such products to the Company’s customers. The Company’s new wholly-owned subsidiary Russ Home, Inc. will utilize the Company’s existing distribution facilities.

The Company also maintains distribution facilities in the Toronto, Canada area, in Southampton, England and the Sydney, Australia area, to serve its customers in Canada, Europe and Australia, respectively. One of the Company’s wholly-owned subsidiaries, Russ Berrie (U.K.) Limited, is currently having a new office and distribution center facility built in the United Kingdom. This facility is being constructed by, and will be leased from, an entity controlled by Russell Berrie, Chairman and Chief Executive Officer of the Company. The new facility is intended to replace the two current facilities maintained by the Company in Southampton, England. The lease terms with respect to the new facility have not yet been finalized.  As part of its duties, the Audit Committee of the Board of Directors of the Company will review the proposed lease transaction and will make its recommendation to the Board with respect to the proposed lease arrangement. Construction of the building commenced in April 2001 and is expected to be completed in June or July 2002, at which time it is anticipated that Russ Berrie (U.K.) Limited will occupy the building. The Company generally uses common carriers to distribute its products to its customers.

SEASONALITY

In addition to its everyday products, the Company produces specially designed products for holiday seasons which include: Christmas/Chanukah, Easter, Valentine’s Day, Father’s Day, Halloween/Thanksgiving, Mother’s Day, St. Patrick’s Day and Graduation/Secretary’s Day.

The pattern of the Company’s sales is influenced by the shipment of seasonal merchandise.  The Company had historically shipped the majority of orders each year for Christmas in the quarter ended September 30, for Valentine’s Day in the quarter ended December 31 and for Easter in the quarter ended March 31.

During 2001, items specially designed for individual seasons accounted for approximately 46% of the Company’s sales; no individual season accounted for more than 18% of the Company’s sales.

The following table sets forth the Company’s quarterly sales during 2001, 2000 and 1999.

	QUARTERLY SALES
	2001		2000		1999
Quarter Ended	Sales	%	Sales	%	Sales	%
	(In Thousands)
March 31	$75,929	25.8	$78,279	26.0	$77,845	27.1

June 30	$61,278	20.8	$57,574	19.2	$49,030	17.1

September 30	$87,441	29.7	$97,251	32.3	$93,285	32.5

December 31	$69,643	23.7	$67,697	22.5	$66,851	23.3

The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher sales volume. Included in the quarter ended June 30, 2001 was approximately $6,000,000 of shipments related to Christmas merchandise that is typically shipped in the quarter ended September 30, but had been shipped to certain customers in June due to early product availability.

BACKLOG

It is characteristic of the Company’s business that orders for seasonal merchandise are taken in advance of shipment. The Company’s backlog at December 31, 2001 and December 31, 2000 was $24,068,000 and $22,271,000, respectively. It is expected that significantly all of the Company’s backlog at December 31, 2001 will be shipped during 2002.

COMPETITION

The gift industry is highly competitive.  The Company believes that the principal competitive factors in the gift business are marketing ability, reliable delivery, product design, quality, customer service and price. Certain of the Company’s existing or potential competitors may have financial resources that are greater than those of the Company.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office.  The Company has registered, in the United States and certain foreign countries, the trademark RUSS® with a distinctive design, which is utilized on most of its gift products.  The Company believes its copyrights, trademarks and patents are valid, and has pursued a policy of aggressively protecting them from infringement. (See  Note 17 of the Notes to Consolidated Financial Statements for information regarding current trademark litigation.)  However, it does not consider its business materially dependent on copyright, trademark or patent protection.

The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line.  The Company’s licenses are generally exclusive for specific products in specified territories.  Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements.

EMPLOYEES

As of December 31, 2001, the Company employed approximately 1,600  persons.  The Company considers its employee relations to be good; substantially all of the Company’s employees are not covered by a collective bargaining agreement. The Company’s policy is to require that its management, sales and product development and design personnel enter into confidentiality agreements and, in the case of sales management and sales personnel, non-competition agreements (subject to certain territorial limitations) which restrict their ability to compete with the Company for a period of six months after termination of their employment.

GOVERNMENT REGULATION

Certain of the Company’s products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act.  Those laws empower the Consumer Product Safety Commission (“Commission”) to protect children from certain hazardous articles by regulating their use or excluding them from the market and requiring a manufacturer to repurchase articles which become banned.  The Commission’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which the Company's products are sold. The Company maintains a quality control program in order to comply with applicable laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from defects or hazard free.  The Company believes it is in substantial compliance with all applicable laws. Not withstanding the foregoing, no assurance can be made that all products are or will be free from defects or hazard free. The Company believes it is in substantial compliance with all applicable laws.

ITEM 2.          PROPERTIES

The principal facilities of the Company’s operations consist of its corporate offices in Oakland, New Jersey, and distribution centers in South Brunswick, New Jersey, and Petaluma, California, all of which the Company leases. Additionally, office and distribution facilities are located in Southampton, England, in the Toronto, Canada area and in the Sydney, Australia area. The Company owns the facility used by one of its wholly-owned subsidiaries, Bright of America, Inc., in Summersville, West Virginia, one of its facilities in Southampton, England and most of the office space it uses in Hong Kong. One of the Company’s wholly-owned subsidiaries, Amram’s Distributing, Limited, owns a facility in Toronto, Canada that serves as its office and distribution facility. The facilities of the Company are maintained in good operating condition and are, in the aggregate, adequate for the Company’s purposes and are generally fully utilized. Due to the purchase of a new office and distribution facility in Toronto, Canada, the Company vacated the facility being leased and is currently subleasing such facility to a third party. At December 31, 2001, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to eighteen years. (See also the second paragraph under "DISTRIBUTION.")

THE COMPANY’S CURRENT PRINCIPAL FACILITIES ARE AS FOLLOWS:

Location - Domestic	Sq. Ft. Area	Lease Expiration (if applicable) (1)

Petaluma, California (2)(3)	234,200	June 30, 2004

Oakland, New Jersey (2)(4)	120,000	April 1, 2004

South Brunswick, New Jersey (2)(3)(6)	521,794	May 31, 2004

Summersville, West Virginia (5)(6)	156,000	Not Applicable — Owned by the Company

Nashville, Tennessee (5)	2,500	May 31, 2003

Location - Foreign	Sq. Ft. Area	Lease Expiration (if applicable) (1)

Southampton, England (6)	61,000	March 25, 2003

Southampton, England (5)(6)	75,500	Not Applicable — Owned by the Company

Toronto, Ontario, Canada (5)(6)	120,000	Not Applicable — Owned by the Company

North Point, Hong Kong (5)	25,630	Not Applicable — Owned by the Company

Kowloon, Hong Kong (5)	6,443	July 2, 2003

Sydney, Australia (5)(6)	42,000	October 31, 2002

(1)           Not including renewal options, if any.

(2)           Properties owned directly or indirectly by Russell Berrie, Chairman and Chief Executive Officer, or members of his immediate family.  See ITEM 13 - “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”.

(3)           Regional distribution center.

(4)           Corporate headquarters.

(5)           Subsidiary offices.

(6)           Subsidiary distribution center.

The Company also operates showroom facilities in Oakland, New Jersey; Los Angeles, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Seattle, Washington; Miami, Florida; Sydney, Australia; Montreal, Vancouver and Toronto, Canada; Southampton, England; Utrecht, Holland; and Kowloon, Hong Kong. Certain showrooms are located within the facilities listed above, others are leased with remaining lease terms ranging between one and five years.

ITEM 3.          LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to its business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial condition or cash flows of the Company, except for the matter described below.

An action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs and unfair competition under common law. The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses. On December 3, 2001, a preliminary injunction was issued by the Court which, as subsequently modified, prohibits the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after March 28, 2002. The issuance of the preliminary injunction was appealed by the Company and the hearing on such appeal was held on March 7, 2002. To date, no decision has been received with respect to the appeal. The Company believes it has substantial defenses to the allegations. In 2001, the sale of troll products represented less than one-half of one percent of the Company’s net sales. As the ultimate resolution of this litigation can not be determined at this time, the Company has reclassified the amount of its troll products inventory, at its net book value of $2,284,000, as a long-term asset in the Company’s Consolidated Balance Sheet (see Note 2  of the Notes to Consolidated Financial Statements). The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the financial condition of the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers of the Company.  All officers are elected by the Board of Directors and may be removed with or without cause by the Board.

NAME	AGE	POSITION WITH THE COMPANY
Angelica Berrie	46	Vice President — Strategic Planning and Director

Russell Berrie	69	Chairman, Chief Executive Officer and Director

Arnold S. Bloom	59	Vice President, General Counsel and Secretary

Thomas G. Bowles	52	Chief Operating Officer

Ricky Chan	49	Senior Vice President - Product Development and Executive Vice President of Far East Operations

Teresa Chan	47	Vice President - International Sales

Eva J. Goldenberg	40	Vice President — Human Resources

Thomas K. Higgerson	53	Vice President - Global Logistics

J. Michael Hope	56	Corporate Vice President of Sales (West)

Y.B. Lee	56	Senior Vice President - Far East and President of Far East Operations

James J. O’Reardon, Jr.	58	Vice President — Corporate Audits

Michael M. Saunders	30	Vice President - Chief Information Officer

Benjamin J. Sottile	64	Vice Chairman and Director

Susan Strunck	40	Vice President — Corporate Affairs

John T. Toolan	43	Executive Vice President — Marketing and Sales

John D. Wille	46	Vice President and Chief Financial Officer

Angelica Berrie was elected an officer of the Company in February 2002 and has been employed by the Company as Vice President - Strategic Planning since July 2000 and Director- Product Development for more than five years prior thereto.  Angelica Berrie is the spouse of Russell Berrie.

Russell Berrie, the founder of the Company, has been Chairman and Chief Executive Officer of the Company since its incorporation in 1966.

Arnold S. Bloom has been employed by the Company as Vice President, General Counsel and Secretary for more than the past five years.

Thomas G. Bowles has been employed by the Company as Chief Operating Officer since January 2002. Prior to joining the Company, Mr. Bowles was a Strategic Acquisitions Consultant to the Company since September of 2001. From June 1999 to December 2001 Mr. Bowles was a Consultant/Principal with the Sagamore Management Group.  Prior to that, Mr. Bowles was employed with Kleinerts/Buster Brown as Vice-Chairman since January 1998 and Hartmarx as Group President since 1994.

Ricky Chan has been employed by the Company as Senior Vice President - Product Development for more than the past five years.

Teresa Chan was elected as an officer of the Company in October 1999 and has been employed by the

Company as Vice President — International Sales for more than the past five years prior thereto.

Eva J. Goldenberg was elected an officer of the Company in January 2001 and has been employed by the Company as Vice President — Human Resources since April 2000. Ms. Goldenberg was Director of Human Resources since September 1999, Associate General Counsel since January 1999 and Assistant General Counsel since August 1994.

Thomas K. Higgerson has been employed by the Company as Vice President - Global Logistics since January 2000.  Prior to joining the Company, Mr. Higgerson was employed with Hygrade Integrated Logistics Systems, Inc. as Executive Vice President since March 1997 and as Senior Vice President for more than five years prior thereto.

J. Michael Hope has been employed by the Company as Corporate Vice President of Sales (West) since   January 2002 and Vice President — National Accounts since February 2000.  Prior to that, Mr. Hope was Vice President - Sales Administration since November 1998 and was Vice President and General Manager of the Company’s Petaluma Distribution Center for more than five years prior thereto.

Y.B. Lee has been employed by the Company as President of Far East Operations since October 1996.  Mr. Lee has been Senior Vice President-Far East since August 1996 and was Senior Vice President - Far East Plush Division for more than five years prior thereto.

James J. O’Reardon, Jr. has been employed by the Company as Vice President - Corporate Audits since April 2000 and was Vice President - Administration since September 1997.  Mr. O’Reardon was Director of Administration/Internal Audit for more than five years prior thereto.

Michael M. Saunders has been employed with the Company as Vice President — Chief Information Officer since March 2001.  Prior to joining the Company, Mr. Saunders was employed with Danskin, Inc. as Chief Information Officer since April 2000, the Jenna Lane Group as Vice President & Chief Information Officer since December 1998 and Kurt Salmon Associates as Senior Manager — IT Group since June 1995.

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

Susan Strunck was elected as an officer of the Company in January 2001 and has been employed as Vice President — Corporate Affairs since April 2000.  Ms. Strunck was Director of Corporate Affairs since January 1998 and was assistant to the Chairman for more than five years thereto.

John T. Toolan has been employed with the Company as Executive Vice President — Marketing and Sales since February 2001.  Prior to joining the Company, Mr. Toolan was employed with Westpoint Stevens Inc. as Executive Vice President and President of Sales and Marketing since November 1999, as Executive Vice President and President of the Domestic Marketing Division since January 1999, as Senior Vice President of Westpoint Stevens Inc. since January 1997, and as President of the Fashion Brands Division since January 1998.  Prior to that, Mr. Toolan was Senior Vice President/Home Fashions Division since January 1996.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

                STOCKHOLDER MATTERS

At December 31, 2001 and February 28, 2002, the Company’s Common Stock was held by 489 shareholders of record and 510 shareholders of record, respectively.  The Company’s Common Stock has been traded on the New York Stock Exchange, under the symbol RUS since its initial public offering on March 29, 1984.  The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

2001	HIGH		LOW
First Quarter	$26	1/2	$20	9/16
Second Quarter	29	3/8	23	9/16
Third Quarter	29	1/2	24	5/8
Fourth Quarter	30	15/16	25	3/8

2000	HIGH		LOW
First Quarter	$25	15/16	$15	7/8
Second Quarter	22		17
Third Quarter	21	1/4	18	15/16
Fourth Quarter	22	11/16	18	3/4

The Board of Directors declared its first dividend to holders of the Company’s Common Stock in November 1986.  Since then, a cash dividend has been paid quarterly.  The quarterly dividend rate was increased from $0.22 in 2000 to $0.24 in 2001 and to $0.26 per common share, effective February 2002, which represents the sixth consecutive year of increased dividends.

On October 31, 2001, in addition to the quarterly cash dividend of $0.24 per common share, the Company declared a one-time special cash dividend in the amount of $0.50 per common share payable on December 14, 2001, to shareholders of record on November 29, 2001.

The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its sole discretion.

ITEM 6.  SELECTED FINANCIAL DATA

Years Ended December 31	2001	2000	1999	1998	1997
	(Dollars in Thousands, Except Per Share Data)
Summary of Operations

Net Sales	$294,291	$300,801	$287,011	$279,002	$279,167

Cost of Sales	132,611	132,908	123,216	123,760	127,672
Income from Continuing Operations Before Income Taxes*	57,670	71,104	53,967	59,584	53,664
Provision for Income Taxes	17,496	23,163	17,531	18,988	16,399
Income from Continuing Operations *	40,174	47,941	36,436	40,596	37,265
Loss from Discontinued Operations, Net of Taxes	—	—	—	—	(1,324)
Gain on Sale of Discontinued Operations, Net of Taxes**	—	—	—	—	46,700
Net Income	40,174	47,941	36,436	40,596	82,641
Net Income (Loss) Per Share:
Continuing Operations
Basic	2.00	2.37	1.73	1.83	1.69
Diluted	1.99	2.37	1.72	1.81	1.67
Discontinued Operations
Basic	—	—	—	—	(.06)
Diluted	—	—	—	—	(.06)
Gain on Sale of Discontinued Operations
Basic	—	—	—	—	2.12
Diluted	—	—	—	—	2.08
Total
Basic	2.00	2.37	1.73	1.83	3.75
Diluted	1.99	2.37	1.72	1.81	3.69
Dividends Per Share	1.46	.88	.80	.76	.68

Balance Sheet

Working Capital	$322,936	$304,022	$287,287	$299,825	$286,075
Property, Plant and Equipment	24,623	26,745	28,297	35,340	21,287
Total Assets	386,644	367,009	355,420	378,456	353,445
Shareholders’ Equity	354,417	334,591	319,598	343,935	316,786

Statistical

Current Ratio	11.0	10.4	9.0	9.7	8.8
Return on Average Shareholders’ Equity	11.7%	14.7%	11.0%	12.3%	29.2%
Net Profit Margin from Continuing Operations	13.7%	15.9%	12.7%	14.6%	13.3%
Number of Employees	1,563	1,498	1,551	1,471	1,554

* The year ended December 31, 2000 includes income of $2,544,000 before tax or $1,603,000 ($0.08 per diluted share) after tax for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May 1997.  The year ended December 31, 1999 includes an information system write-off of capitalized costs of  $10,392,000 before tax or $6,557,000 ($0.31 per diluted share) after tax.  The year ended December 31, 1998 includes income of $1,828,000 before tax or $1,152,000 ($0.05 per diluted share) after tax for the completion of a transitional agreement related to the sale of Papel/Freelance, Inc.

**   Represents the gain on sale of Cap Toys, Inc. and OddzOn Products, Inc. in 1997 of $75,300,000 before tax or $46,700,000 ($2.08 per diluted share) after tax.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2001 AND 2000

The Company’s net sales for the year ended December 31, 2001 were $294,291,000 compared to $300,801,000 for the year ended December 31, 2000. This represents a decrease of $6,510,000 or 2.2% due primarily to the decrease in net sales of the Company’s domestic operations which was offset, in part, by an increase in net sales of the Company’s international operations.  Net sales of the Company’s domestic operations were impacted by the soft retail market and economic downturn in the United States, while net sales of the Company’s international operations increased principally due to growth in the European and Australian markets. Net sales for the year ended December 31, 2001 would have been approximately $4,600,000 higher if year ago exchange rates had remained in effect.

The Company continually develops new products and, in the fourth quarter of 2001, the Company launched a new wholly-owned subsidiary, Russ Home, Inc., which offers a new line of home accessory products, noncompetitive to the Company’s core gift business. The Company believes that the new subsidiary will give the Company the ability to diversify its product line and expand into new markets and distribution channels  including, but not limited to, furniture stores, home accent specialty stores, home textile specialty stores, lamps and lighting stores, department stores, mass merchants and discounters, interior designers, mail order and on the Internet. Orders and shipments from this new subsidiary are expected to commence in the first quarter of 2002.

Cost of sales were 45.1% of net sales for the year ended December 31, 2001 compared to 44.2% of net sales for the year ended December 31, 2000. The cost of sales percentage increase primarily reflects lower gross profit margins on sales of certain of the Company’s product line concepts due to a change in the Company’s product mix which was offset, in part, by lower utilization of other than normal distribution channels during the year ended December 31, 2001.

Selling, general and administrative expense was $112,570,000 or 38.3% of net sales for the year ended December 31, 2001 compared to $106,991,000 or 35.6% of net sales in 2000, an increase of $5,579,000 or 5.2% and an increase of 2.7%, as a percentage of net sales. Included in selling, general and administrative expense for the year ended December 31, 2001, was a charge of $1,400,000 resulting from the increase of the Company’s stock price during the year ended December 31, 2001, related to the stock options granted and repriced during 2000. For the same reason, a charge of $444,000 was included in selling, general and administrative expense for the year ended December 31, 2000. Excluding these charges for both years, selling, general and administrative expense increased $4,623,000, or 4.3% and an increase of 2.4%, as a percentage of net sales. This increase in selling, general and administrative expense is primarily due to the Company’s strategic investment in expanding its worldwide salesforce, implementing new systems and the development of new business ventures and products.

Investment and other income of $8,560,000 for the year ended December 31, 2001 compares to $10,202,000 in 2000.  Included in investment and other income for the year ended December 31, 2000 was income of $2,544,000, before tax, for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May of 1997.  Excluding the income from this reversal, investment and other income increased $902,000.  This increase is primarily related to increased investment income attributable to gains recognized on the sale of certain of the Company’s investment securities.

The provision for income taxes as a percent of income before taxes for the year ended December 31, 2001 was 30.3% as compared to 32.6% for the year ended December 31, 2000. This decrease in the effective tax rate is due primarily to the reversal of certain tax contingency reserves, relatively higher permanent items for income tax purposes and lower effective tax rates of the Company’s foreign operations.

Net income for the year ended December 31, 2001 decreased 16.2% to $40,174,000 compared to net income of $47,941,000 for the year ended December 31, 2000 and earnings per diluted share decreased 16.0% to $1.99 in 2001 from $2.37 in 2000. Included in the results for the year ended December 31, 2001 was a charge of $910,000, after tax, or $0.04 per diluted share, due to the unfavorable impact of the stock option repricing in 2000. Included in the results for the year ended December 31, 2000 was a charge of $289,000, after tax, or  $0.01 per diluted share, due to the unfavorable impact of the stock option repricing in

 2000 and income of $1,603,000, or $0.08 per diluted share, for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May of 1997. Net income, excluding the charges and reversal described above, for the year ended December 31, 2001, would have decreased  11.9% to $41,084,000 and earnings per diluted share would have decreased 11.7% to $2.03 per diluted share.  This decrease is primarily attributable to decreased net sales and resulting gross profit, along with increases in selling, general and administrative expense, slightly offset by increased investment income and a lower effective income tax rate, as described above.

The Company is dependent upon information technology systems in many aspects of its business. During the year ended December 31, 2001, the Company successfully completed the replacement of its warehouse management system in its main United States distribution facility. Beginning in early 2002, the Company began a project to implement a new packaged computer software system for the Company and its wholly-owned subsidiaries and convert its second United States distribution facility to the new warehouse management system. The Company’s current custom software, that has been utilized to operate and manage its business, and other third party software systems will be replaced using a strategic and phased approach. The Company has not experienced any significant business disruptions related to the replacement of these systems and anticipates that the replacement of its current systems will not have a material adverse impact on its financial condition or results of operations.

In January 2002, the European Union’s common currency, the Euro, was issued and legacy currencies from participating European nations were withdrawn from circulation. The Company has operating subsidiaries in the European Union, both participating in the establishment of the common currency and others that had elected not to participate and remain on existing currencies. The Company’s operating subsidiaries affected by the Euro conversion have addressed the system and business issues raised by the Euro conversion. The Euro conversion has not had, and the Company anticipates that it will not have, a material adverse impact on its financial condition, or results of operations or cash flows.

The Company maintains a direct salesforce and distribution network to serve its customers in Europe, Canada and Australia.  Product, sales and marketing strategies in these foreign operations are similar to those in the Company’s domestic operations.  Where the Company does not maintain a direct salesforce and distribution network, the Company’s products are sold worldwide through distributors.  See Note 16 of the Notes to Consolidated Financial Statements for more information regarding geographic information.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2000 AND 1999

The Company’s net sales for the year ended December 31, 2000 were $300,801,000 compared to $287,011,000 for the year ended December 31, 1999 reflecting the impact of a new accounting standard for shipping and handling fees and costs, as well as the resultant restatement of the previous year.  This represents a net sales increase of $13,790,000 or 4.8% due primarily to the increase in net sales of the Company’s international operations, including the Company’s new subsidiary in Australia, established in January 2000.  Net sales for the year ended December 31, 1999 were negatively impacted by operational issues resulting from the June 1999 conversion to a new computer system for the Company’s domestic operations and ultimately resulted in the Company successfully reverting back to its legacy systems.  The Company’s product line, focusing on coordinated themes of product offerings, continues to receive a positive response from customers worldwide.  In September 2000, the Company launched a new division, Russ Trading, along with a dedicated Hong Kong showroom.  Orders and shipments from this initiative are expected to commence in 2001.  The Company believes that the new division will give the Company the ability to market new and different lines and private label merchandise to non-traditional customers of the Company, such as mass merchandisers.

Cost of sales were 44.2% of net sales in 2000 compared to 42.9% of net sales in 1999 reflecting the impact of a new accounting standard for shipping and handling fees and costs, as well as the resultant restatement of the previous year.  The cost of sales percentage increase primarily reflects lower gross profit margins on sales of certain of the Company’s product line concepts and greater utilization of other than normal distribution channels during the year ended December 31, 2000.

Selling, general and administrative expense was $106,991,000 or 35.6% of net sales for the year ended December 31, 2000 compared to $108,023,000 or 37.6% of net sales in 1999, a decrease of $1,032,000 or 1.0% and a decrease of 2.0%, as a percent of net sales.  This decrease is due primarily to lower distribution and administrative costs resulting from nonrecurring costs incurred in 1999 due to operational difficulties and the depreciation and other costs of the new computer systems.  This decrease was partially offset by increased selling costs as a result of increased sales.  Selling, general and administrative expense for the year ended December 31, 1999 was restated to conform to the presentation for the year ended December 31, 2000, reflecting the Company’s application of a new accounting standard for shipping and handling fees and costs which had been historically recorded net in selling, general and administrative expense.

During the year ended December 31, 1999, the Company recognized a charge to income of $10,392,000, before tax, for the write-off of the net book value of certain capitalized costs relating to terminating the use of the new computer system.

Investment and other income of $10,202,000 for the year ended December 31, 2000 compares to $8,587,000 in 1999.  Included in investment and other income for the year ended December 31, 2000 was income of $2,544,000 before tax for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May of 1997. Excluding the income from this reversal, investment and other income decreased $929,000. This decrease is primarily related to decreased investment income from the Company’s fixed income portfolio attributable to lower total returns on the Company’s investment portfolio.

The provision for income taxes as a percent of income before taxes for the year ended December 31, 2000 remained relatively unchanged at 32.6% compared to 32.5% for the year ended December 31, 1999.

Net income for the year ended December 31, 2000 increased 31.6% to $47,941,000 compared to net income of $36,436,000 for the year ended December 31, 1999 and earnings per diluted share increased 37.8% to $2.37 from $1.72 in 1999.  Included in the results for the year ended December 31, 2000 was income of $1,603,000, after tax, or $0.08 per diluted share, for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May of 1997. Included in the results for the year ended December 31, 1999 was a write-off of $6,557,000, after tax, or $0.31 per diluted share, for the Company’s new packaged software system.  Excluding the reversal for the year ended December 31, 2000 and the information system write-off in 1999, net income for the year ended December 31, 2000 would have increased 7.8% to $46,338,000 compared to $42,993,000 in 1999 and earnings per diluted share would have increased 12.8% to $2.29 from $2.03 in 1999. This increase is primarily attributed to increased net sales and gross profit, along with decreases in selling, general and administrative expense as discussed above.

The Company maintains a direct salesforce and distribution network to serve its customers in Europe, Canada and Australia.  Product, sales and marketing strategies in these foreign operations are similar to those in the Company’s domestic operations.  Where the Company does not maintain a direct salesforce and distribution network, the Company’s products are sold worldwide through distributors.  See Note 16 of the Notes to Consolidated Financial Statements for more information regarding geographic information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had cash and cash equivalents and marketable securities of $243,053,000 compared to cash and cash equivalents and marketable securities of $218,826,000 at December 31, 2000.

As of December 31, 2001 and 2000, the Company had marketable securities of $94,181,000 and $141,032,000 respectively, included in the amounts above.  These investments consist of U.S. government obligations, municipal obligations and preferred stock.  The objective of the investment portfolio is to maximize after tax returns while minimizing risk. The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates. In January, 2002, the Company also invested in certain instruments including various mutual funds, such as emerging market and high-yield debt funds, and a limited partnership primarily focused on mortgage-backed securities. For more information regarding financial instruments, see Note 3 of the Notes to Consolidated Financial Statements.

The Company has available $80,159,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory.  As of December 31, 2001, letters of credit of  $10,673,000 were outstanding.  There were no direct borrowings under the bank lines of credit.

Working capital and capital expenditure requirements during 2001 were met entirely through internally generated funds. The Company anticipates capital expenditures requirements for 2002 to be approximately $18,000,000 primarily for systems development and costs related to leasehold improvements in its new facility in the United Kingdom. The Company’s significant contractual obligations are for various operating leases which are disclosed in Note 12 of the Notes to Consolidated Financial Statements. The Company remains in a highly liquid position and believes that the resources available from cash and cash equivalents, investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European and Canadian subsidiaries.  Gains and losses, related to such contracts, were not material to its results of operations.  The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

As of December 31, 2001, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which  5,636,000  shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During 2001, the Company repurchased 74,500 shares, which amounted to $1,923,000.

Cash dividends of $29,381,000 ($0.24 per share per quarter plus $0.50 per share special dividend) and $17,764,000 ($0.22 per share per quarter) were paid in the years ended December 31, 2001 and December 31, 2000, respectively. On October 31, 2001, in addition to the quarterly cash dividend of $0.24 per common share, the Company declared a one-time special cash dividend in the amount of $0.50 per common share payable on December 14, 2001, to shareholders of record on November 29, 2001. This one-time special dividend of $10,092,000 ($0.50 per share) is included in the dividend payment, stated above, for the year ended December 31, 2001.

The Company has entered into certain transactions with related parties which are disclosed in Note 11 of the Notes to Consolidated Financial Statements.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that could possibly have a material adverse impact on the Company’s results of operations and cash flows. See Note 17 of the Notes to Consolidated Financial Statements for information regarding specific litigation.

Consistent with its past practices and as a normal course of business, the Company regularly reviews acquisition opportunities of varying sizes. There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, recently released by the Securities and Exchange Commission (“SEC”), advises companies to include  a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of those accounting policies and methods used by the Company, which require subjective judgments and are considered very important to the understanding of the Company’s financial condition.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of a sales arrangement exists; (2) delivery has occurred or services rendered; (3) the amount of revenue is fixed and determinable; and (4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the amounts billed to the Company’s customers for products delivered and services rendered and the collectibility of those revenues.

Marketable Securities

The Company has a significant amount of marketable securities, all of which are considered as available-for-sale investments. As required, these investments are carried in the Consolidated Balance Sheet at market value, with the difference between cost and market value recorded as a component of shareholders’ equity, net of tax in Accumulated Other Comprehensive Income/Loss. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income. As of December 31, 2001, marketable securities were comprised primarily of U.S. and municipal government fixed income securities.  Additionally, included in marketable securities is a diversified portfolio of investment grade preferred securities. The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

In January 2002, the Company also invested in certain instruments including various mutual funds, such as emerging market and high-yield debt funds, and a limited partnership primarily focused on mortgage-backed securities. The limited partnership’s investment objective is to achieve a high level of total return through a combination of current income and capital appreciation. The limited partnership pursues this investment objective through investment primarily in mortgage-backed securities.

Accounts Receivable, Trade

In the normal course of business, the Company extends credit to customers which satisfy established credit criteria. The Company believes that it does not have a significant concentration of credit risk due to the significant diversity of its customer base. Accounts receivable, trade, as shown on the Consolidated Balance Sheet, is net of allowances, discounts and estimated bad debts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of current and projected economic conditions.

Inventory

The Company values inventory at the lower of the actual cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company’s products could result in an increase in the amount of excess inventory quantities on hand, however, the Company manages inventory and monitors product purchasing to minimize this risk.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS Nos. 141, 142 and 144

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142. SFAS No. 141, “Business Combinations” is effective for all business combinations initiated after June 30, 2001 and requires that the purchase method of accounting be used.  Use of the pooling of interests method of accounting is prohibited except for transactions initiated prior to July 1, 2001. This statement also requires that other intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. The Company will adopt SFAS No. 141, “Business Combinations” with respect to any future acquisitions.

SFAS No. 142, “Goodwill and Other Intangible Assets” specifies the financial accounting and reporting for goodwill and other intangible assets.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease for fiscal years beginning after December 15, 2001. Goodwill recognized on or before June 30, 2001, will be assigned to one or more reporting units and shall be tested, at least annually, for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. The Company does not anticipate that the adoption of SFAS No. 142, that becomes effective January 1, 2002, will have a material effect on the Company’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”  and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The Company is currently assessing the impact, if any, of this new standard.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, the Company’s ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the Company’s new business ventures, the ability to grow its direct sales force, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the current and future outlook of the global retail market and other factors.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2001 and December 31, 2000, a sensitivity analysis to measure potential changes in market value of the Company’s investments from a change in interest rates indicates that a one percentage point increase in interest rates would decrease the net aggregate market value of these investments by approximately $481,841 and $1,715,000, respectively, and a one percentage point decrease in interest rates would increase the net aggregate market value of these investments by approximately $894,764 and $1,711,000, respectively.  At December 31, 2001 and December 31, 2000, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company, income from operations would decrease by approximately $1,143,000 and $1,110,000, respectively.

Additional information required for this item is incorporated in the section above entitled, “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 3 of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheet of Russ Berrie and Company, Inc. (a New Jersey Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements and the schedule referred to below are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, included in this Form 10-K, present fairly, in all material respects, the financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II — Valuation and Qualifying Accounts included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Roseland, New Jersey

February 7, 2002 (except with respect
to the matters discussed in the
second paragraph of Note 17, as to
which the date is March 15, 2002)

CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31

(Dollars in Thousands, Except Per Share Data)

	2001	2000	1999
Net sales	$294,291	$300,801	$287,011

Cost of sales	132,611	132,908	123,216

Gross profit	161,680	167,893	163,795

Selling, general and administrative expense	112,570	106,991	108,023

Information system write-off	—	—	10,392

Investment and other income-net	(8,560)	(10,202)	(8,587)

Income before taxes	57,670	71,104	53,967

Provision for income taxes	17,496	23,163	17,531

Net income	$40,174	$47,941	$36,436

Net income per share:
Basic	$2.00	$2.37	$1.73
Diluted	$1.99	$2.37	$1.72

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

					Accumulated Other

					Comprehensive Income (Loss), Net

Total

Common Stock

			Additional Paid In Capital

				Retained Earnings

					Foreign Currency Translation Adjustment

Net Unrealized Gain(Loss) on Forward

						Exchange Contracts/ Marketable Securities

Unearned Compensation

								Treasury Stock

Balance at December 31, 1998	$343,935	$2,520	$58,553	$331,727	$(944)	$433	$—	$(48,354)
Comprehensive income:
Net income	36,436	—	—	36,436	—	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $35)	(72)	—	—	—	(72)	—	—	—
Net unrealized loss on securities available-for-sale (net of tax benefit of $991)	(1,964)	—	—	—	—	(1,964)	—	—
Comprehensive income	34,400
Share transactions under stock plans (123,588 shares)	2,416	12	2,404	—	—	—	—	—
Cash dividends ($0.80 per share)	(16,861)	—	—	(16,861)	—	—	—	—
Transactions in treasury shares (1,795,200 shares)	(44,292)	—	—	—	—	—	—	(44,292)

Balance at December 31, 1999	319,598	2,532	60,957	351,302	(1,016)	(1,531)	—	(92,646)
Comprehensive income:
Net income	47,941	—	—	47,941	—	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $1,330)	(2,749)	—	—	—	(2,749)	—	—	—
Net unrealized gain on securities available-for-sale (net of tax of $481)	986	—	—	—	—	986	—	—
Comprehensive income	46,178
Share transactions under stock plans (87,777 shares)	2,155	9	2,146	—	—	—	—	—
Cash dividends ($0.88 per share)	(17,764)	—	—	(17,764)	—	—	—	—
Transactions in treasury shares (815,100 shares)	(15,619)	—	—	—	—	—	—	(15,619)
Unearned compensation, net (10,000 shares)	43	—	—	—	—	—	(149)	192

Balance at December 31, 2000	334,591	2,541	63,103	381,479	(3,765)	(545)	(149)	(108,073)
Comprehensive income:
Net income	40,174	—	—	40,174	—	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $736)	(1,694)	—	—	—	(1,694)	—	—	—
Unrealized gain on forward exchange contracts	961	—	—	—	—	961	—	—
Net unrealized gain on securities available-for-sale (net of tax of $383)	878	—	—	—	—	878	—	—
Comprehensive income	40,319
Share transactions under stock plans (448,738 shares)	10,737	46	10,691	—	—	—	—	—
Cash dividends ($1.46 per share)	(29,381)	—	—	(29,381)	—	—	—	—
Transactions in treasury shares(74,500 shares)	(1,923)	—	—	—	—	—	—	(1,923)
Unearned compensation, net (10,000 shares)	74	—	—	—	—	—	74	—

Balance at December 31, 2001	$354,417	$2,587	$73,794	$392,272	$(5,459)	$1,294	$(75)	$(109,996)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31

(Dollars in Thousands)

	2001	2000
Assets
Current assets
Cash and cash equivalents	$148,872	$77,794
Marketable securities	94,181	141,032
Accounts receivable, trade, less allowances of $3,454 in 2001 and $3,460 in 2000	63,481	58,673
Inventories, net	37,374	47,430
Prepaid expenses and other current assets	4,550	5,508
Deferred income taxes	6,705	6,003

Total current assets	355,163	336,440

Property, plant and equipment, net	24,623	26,745
Inventories - long term, net	2,284	—
Other assets	4,574	3,824

Total assets	$386,644	$367,009

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,376	$4,913
Accrued expenses	20,003	20,313
Accrued income taxes	6,848	7,192

Total current liabilities	32,227	32,418

Commitments and contingencies
Shareholders’ equity
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 2001, 25,862,364 shares; 2000, 25,413,626 shares	2,587	2,541
Additional paid in capital	73,794	63,103
Retained earnings	392,272	381,479
Accumulated other comprehensive loss	(4,165)	(4,310)
Unearned compensation	(75)	(149)
Treasury stock, at cost (5,632,014 shares at December 31, 2001 and 5,557,514 shares at December 31, 2000)	(109,996)	(108,073)

Total shareholders’ equity	354,417	334,591

Total liabilities and shareholders’ equity	$386,644	$367,009

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

(Dollars in Thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income	$40,174	$47,941	$36,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,021	3,998	5,008
Information system write-off	—	—	10,392
Provision for accounts receivable reserves	1,828	2,298	2,534
Income from contingency reserve reversal	—	(2,544)	—
Other	415	390	(456)

Changes in assets and liabilities:
Accounts receivable	(6,636)	414	(9,058)
Inventories — net	7,772	(3,123)	894
Prepaid expenses and other current assets	958	3,995	(197)
Other assets	(166)	78	(1,460)
Accounts payable	463	(1,315)	1,979
Accrued expenses	(310)	(631)	421
Accrued income taxes	(344)	1,086	(1,099)
Total adjustments	8,001	4,646	8,958
Net cash provided by operating activities	48,175	52,587	45,394

Cash flows from investing activities:
Purchase of marketable securities	(97,335)	(48,959)	(46,365)
Proceeds from sale of marketable securities	144,331	45,567	60,017
Proceeds from sale of property, plant and equipment	89	79	116
Capital expenditures	(2,405)	(4,087)	(8,435)
Net cash provided by (used in) investing activities	44,680	(7,400)	5,333

Cash flows from financing activities:
Proceeds from issuance of common stock	10,737	2,155	2,416
Dividends paid to shareholders	(29,381)	(17,764)	(16,861)
Purchase of treasury stock	(1,923)	(15,619)	(44,292)
Net cash (used in) financing activities	(20,567)	(31,228)	(58,737)
Effect of exchange rate changes on cash and cash equivalents	(1,210)	(1,073)	(146)
Net increase (decrease) in cash and cash equivalents	71,078	12,886	(8,156)
Cash and cash equivalents at beginning of year	77,794	64,908	73,064
Cash and cash equivalents at end of year	$148,872	$77,794	$64,908

Cash paid during the year for:
Interest	$196	$127	$118
Income taxes	$17,841	$22,077	$18,630

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Russ Berrie and Company, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) after elimination of intercompany accounts and transactions.

Revenue Recognition

The Company recognizes revenue from product sales, including shipping and handling fees, net of provisions for sales discounts, returns and allowances, upon shipment of product to the customer.

Advertising Costs

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred.  Advertising costs for the years ended December 31, 2001, 2000 and 1999 amounted to $1,963,000, $2,286,000 and $2,014,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and approximate fair market value.

Inventories

Inventories, which mainly consist of finished goods, are stated at the lower of cost (first-in, first-out) or market value. The Company’s troll doll inventory, as discussed in Note 17, Litigation, is currently subject to a preliminary injunction that enjoins the Company from selling this inventory after March 28, 2002. As the ultimate resolution of this injunction, and therefore the timing of the disposition of this inventory, can not be determined at this time, the Company has segregated the amount of this inventory at its estimated net realizable value as a long-term asset in the Company’s Consolidated Balance Sheet.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which primarily range from three to twenty-five years.  Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter.  Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Costs of internal use software and other related costs under certain circumstances are capitalized.  External direct costs of materials and services and payroll costs of employees working solely on the application development stage of the project are also capitalized.  Such capitalized costs are amortized over a period of one to five years commencing with when the system is placed in service.  Training and travel costs related to systems implementations are expensed as incurred. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred.

Long-Lived Assets, Goodwill and Other Intangible Assets

Included in other assets is goodwill, which represents the excess of purchase price of acquired assets over the fair market value of net assets acquired.  Through the year ended December 31, 2001, goodwill has been amortized using the straight-line method over fifteen years or less. Commencing in 2002, the Company will adopt Statement of Financials Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142, specifies the financial accounting and reporting for goodwill and other intangible assets.  Amortization of goodwill will cease and be subject to a test at least annually for impairment. The Company evaluates the recoverability of long-lived assets, goodwill and other intangible assets based upon estimated future income and cash flows.  Impairments would be recognized in operating results to the extent that carrying value exceeds fair value.  Other intangible assets acquired are amortized over the estimated useful lives. Commencing in 2002, the useful lives of other intangible assets should be reassessed and the remaining amortization periods adjusted accordingly.  Goodwill, net of accumulated amortization, was $212,000 and $269,000 at December 31, 2001 and 2000, respectively.  Accumulated amortization amounted to $1,565,000 and $1,508,000 at December 31, 2001 and 2000, respectively.

Foreign Currency Translation

Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries’ financial statements, for which the local currency is the functional currency, are recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions are included in investment and other income — net (see Note 8).

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” as disclosed in Note 9.

Earnings Per Share

The Company presents both basic and diluted earnings per share in the Consolidated Statement of Income in accordance with SFAS No. 128, “Earnings per Share”. The Notes to the consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated (see Note 10).

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

Comprehensive Income

The Company elects to include all information required by SFAS No. 130, “Reporting Comprehensive Income”, in the Consolidated Statement of Changes in Shareholders’ Equity.

Accounting for Derivatives and Hedging

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133,” establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133, as amended by SFAS No. 138, requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 138, was adopted by the Company effective January 1, 2001.  The impact of adopting SFAS No. 133, as amended by SFAS No. 138, did not have a material effect on the consolidated financial statements upon adoption and for the year ended December 31, 2001.

Accounting for Stock Options

Effective July 1, 2000 the Company adopted the provisions of Financial Accounting Interpretation No. 44,

“Accounting for Certain Transactions Involving Stock Compensation”, (FIN No. 44), requiring, among other things, a charge to the Consolidated Statement of Income for changes in the Company’s stock price for options repriced subsequent to being granted.  Due to the transitional provisions of FIN No. 44 the charge to the Consolidated Statement of Income for changes in the Company’s stock price was effective commencing July 1, 2000 for the repricing of options effective February 29, 2000 (see Note 14).

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Note 3 - Financial Instruments

Marketable Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s marketable securities are considered available-for-sale investments. Accordingly, these investments are carried in the accompanying balance sheet at market value, with the difference between cost and market value recorded as a component of shareholders’ equity, net of tax.  Marketable securities are comprised primarily of U.S. and municipal government fixed income securities.  Additionally, included in marketable securities is a diversified portfolio of investment grade preferred securities. The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

As of December 31, 2001, marketable securities consist of the following:

		Unrealized
	Cost	Gains (Losses)	Market Value
U.S. Government obligations	$30,621,000	$268,000	$30,889,000
Municipal obligations	56,223,000	663,000	56,886,000
Preferred stock	6,932,000	(526,000)	6,406,000
Total marketable securities	$93,776,000	$405,000	$94,181,000

As of December 31, 2000, marketable securities consist of the following:

		Unrealized
	Cost	Gains (Losses)	Market Value
U.S. Government obligations	$26,147,000	$(84,000)	$26,063,000
Municipal obligations	104,594,000	275,000	104,869,000
Preferred stock	10,761,000	(809,000)	9,952,000
Other	341,000	(193,000)	148,000
Total marketable securities	$141,843,000	$(811,000)	$141,032,000

Unrealized gains and losses with respect to available-for-sale investments are recorded, net of tax, in shareholders’ equity.  Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income.

Foreign Currency Forward Exchange Contracts

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contract (“Forward Contracts”) to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 12 months. At December 31, 2001, the Company’s Forward Contracts have expiration dates which range from one  to seven months.

Since there is a direct relationship between the Forward Contracts and the currency denomination of the underlying transaction, such Forward Contracts are highly effective in hedging the cash flows of certain of the Company’s foreign subsidiaries related to transactions denominated in the United States dollar. These Forward Contracts meet the criteria for cash flow hedge accounting treatment and accordingly, gains or losses, are included in other comprehensive income (loss) and are recognized in cost of sales based on the turnover of inventory.

The fair value of the Forward Contracts was estimated by obtaining quotes for such contracts with similar terms, adjusted where necessary for maturity differences, and is included in the Consolidated Balance Sheet within other assets with the corresponding offset included in accumulated other comprehensive loss.  At December 31, 2001, $540,000 relating to Forward Contracts is included in other assets in the Consolidated Balance Sheet. At December 31, 2000, there were no carrying amounts related to Forward Contracts in the Consolidated Balance Sheet.

The estimated fair value of the notional amount of the Company’s forward exchange contracts based on quoted rates as of December 31, 2001 and 2000 were $6,344,000 and $9,034,000, respectively.  The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Concentrations of Credit Risk

As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business.  The Company avoids concentration with any single financial institution.  As of December 31, 2001, marketable securities of the Company were actively managed by four investment managers.  These investment managers operate under guidelines which restrict the investment grade and type of investment and furthermore limit the dollar amount that can be invested in any one instrument.

The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business.  Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company’s diverse customer base.  The Company does not normally require collateral or other security to support credit sales. The Company granted extended credit terms on certain of its non-seasonal order in the year 2001.

Note 4 - Inventory Reserves

As of December 31, 2001 and 2000, the Company has recorded reserves to reflect inventories at their estimated net realizable value (see Note 2). The reserve balance as of December 31, 2001 and 2000 was $13,505,000 (including both current and long term portions) and $14,043,000, respectively.

Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2001	2000
Land	$6,936,000	$7,055,000
Buildings	12,500,000	12,777,000
Machinery and equipment	21,884,000	21,279,000
Furniture and fixtures	5,269,000	5,384,000
Leasehold improvements	9,903,000	9,869,000
	56,492,000	56,364,000
Less accumulated depreciation and amortization	32,075,000	29,619,000
	24,417,000	26,745,000

Construction in progress	206,000	—
	$24,623,000	$26,745,000

Note 6 - Lines of Credit

Under its existing domestic bank lines of credit, which are renewed annually, the Company has available $70,000,000 for direct borrowings and letters of credit at any one time.

The maximum amount available to the Company’s foreign operations at December 31, 2001, under local lines of credit, is $10,159,000.  These lines provide for direct borrowings, letters of credit and overdraft facilities.

In connection with the purchase of imported merchandise, the Company, at December 31, 2001, had letters of credit outstanding under all lines of $10,673,000.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2001	2000
Accrued sales commission	$2,646,000	$2,748,000
Accrued litigation	941,000	941,000
Accrued payroll and incentive compensation	3,961,000	3,861,000
Accruals relating to discontinued operations	1,555,000	1,785,000
Other	10,900,000	10,978,000
	$20,003,000	$20,313,000

Note 8 - Investment and Other Income - Net

The significant components of investment and other income - net consist of the following:

	Years Ended December 31,
	2001	2000	1999
Investment income	$9,573,000	$8,352,000	$9,171,000
Interest expense	(196,000)	(127,000)	(114,000)
Foreign currency transactions, net	(942,000)	(738,000)	(886,000)
Reversal of reserves	—	2,544,000	—
Other	125,000	171,000	416,000
	$8,560,000	$10,202,000	$8,587,000

The year ended December 31, 2000 includes income of $2,544,000 before tax or $1,603,000 ($0.08 per diluted share) after tax for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May 1997.

Note 9 - Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

Income before income taxes was:

	Years Ended December 31,
	2001	2000	1999

United States	$34,361,000	$46,351,000	$33,556,000
Foreign	23,309,000	24,753,000	20,411,000
	$57,670,000	$71,104,000	$53,967,000

The provision for income taxes consists of the following:

	Years Ended December 31,
Current provision	2001	2000	1999
Federal	$9,475,000	$14,167,000	$10,524,000
Foreign	7,659,000	7,916,000	6,381,000
State	1,384,000	1,426,000	1,115,000
	$18,518,000	$23,509,000	$18,020,000

Deferred provision (benefit)
Federal	$(387,000)	$(387,000)	$(610,000)
Foreign	(330,000)	41,000	121,000
State	(305,000)	—	—
	(1,022,000)	(346,000)	(489,000)
	$17,496,000	$23,163,000	$17,531,000

A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

	Years Ended December 31,
	2001	2000	1999
Tax at U.S. Federal statutory rate	$20,185,000	$24,886,000	$18,888,000
State income tax net of Federal tax benefit	900,000	927,000	725,000
Foreign rate difference	(829,000)	(707,000)	(642,000)
Charitable contributions	(354,000)	(446,000)	(48,000)
Tax advantaged investment income	(2,125,000)	(2,151,000)	(1,998,000)
Change in valuation allowance	(249,000)	55,000	87,000
Reversal of tax contingency reserve	(500,000)	—	—
Other, net	468,000	599,000	519,000
	$17,496,000	$23,163,000	$17,531,000

The reversal of tax contingency reserves and changes in the valuation allowance resulted from changes in management’s estimates regarding certain tax contingencies.

The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

	December 31
	2001	2000
Assets (Liabilities)
Deferred tax asset — Current:
Inventory capitalization	$1,320,000	$1,727,000
Reserves not deducted for tax purposes	4,854,000	4,120,000
Litigation	535,000	411,000
Unrealized (gain) loss on marketable
securities	(145,000)	266,000
Other	752,000	300,000
Gross deferred tax asset	7,316,000	6,824,000
Less: valuation allowance	(611,000)	(821,000)
Net deferred tax asset -current	6,705,000	6,003,000

Deferred tax asset - Non-current:
Write-off computer equipment	414,000	690,000
Depreciation	(45,000)	(197,000)
Other	215,000	221,000
Gross Deferred Tax Asset- non-current	584,000	714,000
Less: valuation allowance	(50,000)	(89,000
Net deferred tax asset —non-current	534,000	625,000)

Total net deferred tax asset	$7,239,000	$6,628,000

The Company’s valuation allowance at December 31, 2001 and 2000 reflects the estimated amount of deferred tax assets which may not be realized.

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings less those earnings deemed to be permanently reinvested.  The amount of such earnings deemed permanently reinvested was approximately $ 106,057,000 as of December 31, 2001.  Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable. The non-current deferred tax asset is included in other assets on the Consolidated Balance Sheet at December 31, 2001 and 2000.

Note 10 - Earnings Per Share

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	Years Ended December 31
	2001	2000	1999
Average common shares outstanding	20,085,000	20,195,000	21,069,000
Dilutive effect of common shares issuable (1)	112,000	61,000	133,000
Average common shares outstanding assuming dilution	20,197,000	20,256,000	21,202,000

(1)  Issuable under stock option plans.

Stock options outstanding at December 31, 2000 and 1999 to purchase 341,600 shares and 189,400 shares, respectively, of common stock were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares during the respective years.  There were no such options outstanding at December 31, 2001.

Note 11 - Related Party Transactions

Certain buildings, referred to in Note 12, are leased from Russell Berrie, one of the Company’s directors, who is also Chairman of the Company and a significant shareholder, or entities owned or controlled by him. Rental expense under these leases for the years ended December 31, 2001, 2000 and 1999 were $3,804,000, $3,841,000 and $3,867,000, respectively.  The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $ 7,480,000 as of December 31, 2001, $2,000,000 of which is collateralized by assets of the Company.

One of the Company’s subsidiaries is currently having a new office and distribution center facility built in the United Kingdom. This facility is being constructed by, and will be leased from, an entity controlled by Russell Berrie.

During 2001, the Company entered into an exclusive license agreement with Gilda’s Club Worldwide and will be contributing a portion of the proceeds from the sale of the licensed product. One of the Company’s Directors, who is also a Corporate Officer of the Company and spouse of Russell Berrie, resides on the Board of Directors of Gilda’s Club Worldwide. There were no sales of such licensed products in 2001.

Certain of the Company’s investments are under management by a firm of which a Director of the Company is a Vice-Chairman. The amount managed by this firm as of December 31, 2001 was $23,000,000. In January 2002, an additional $27,000,000 was transferred to this firm for investment management.

Note 12 - Leases

At December 31, 2001, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to eighteen years.

Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $ 6,258,000 , $6,158,000 and $5,809,000, respectively.

The approximate aggregate minimum future rental payments as of December 31, 2001 under operating leases are as follows:

2002	5,793,000
2003	4,809,000
2004	1,984,000
2005	162,000
2006	7,000
Thereafter	23,000

Note 13 - Stock Repurchase Program

As of December 31, 2001, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,635,900 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During 2001, the Company repurchased 74,500 shares.

Note 14 - Stock Plans

The Company has a Stock Option and Restricted Stock Plan, Stock Plan for Outside Directors, Stock Option Plan and an Employee Stock Purchase Plan (collectively, the “Stock Plans”).  As of December 31, 2001, there were  1,984,717  shares of common stock reserved for issuance under all stock plans.  Under the Stock Option and Restricted Stock Plan, stock awards of 8,120 shares, 6,176 shares and 2,917 shares were issued for the years ended December 31, 2001, 2000 and 1999, respectively.  The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the options granted for these Stock Plans except for the adoption of FIN No. 44 which resulted in a charge to the Consolidated Statement of Income of $1,400,000 and $444,000 during the years ended December 31, 2001 and December 31, 2000, respectively, relating only to the options granted during 2000 as those options were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders.  Had compensation cost for the Company’s Stock Plans been determined based on the fair value at the grant date in 2001, 2000 and 1999, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31
	2001	2000	1999
Net income - as reported	$40,174,000	$47,941,000	$36,436,000
Net income - pro forma	$39,663,000	$47,382,000	$35,769,000
Earnings per share (basic) - as reported	$2.00	$2.37	$1.73
Earnings per share (basic) - pro forma	$1.97	$2.35	$1.70

The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31
	2001	2000	1999
Dividend yield	4.62%	4.75%	3.39%
Risk-free interest rate	4.77%	6.39%	4.60%
Volatility	25.34%	37.20%	32.37%
Expected life (years)	3.0	3.2	3.1

The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31
	2001	2000	1999
Dividend yield	4.62%	4.75%	3.39%
Risk-free interest rate	4.89%	6.03%	4.59%
Volatility	25.34%	37.20%	32.37%
Expected life (years)	1.0	1.0	1.0

The option price for all stock option plans is equal to the closing price of the Company’s common stock as of the date the option is granted except for the 2000 grant of options which were repriced to the closing price of the Company’s stock effective February 29, 2000 and at $2.00 above the closing price of the Company’s stock price effective February 29, 2000 for the Company’s Stock Plan for Outside Directors. All stock options vest one year from the grant date.  Options expire 10 years from the date of grant.  Information regarding these option plans for 2001, 2000 and 1999 is as follows:

	All Stock Option Plans
	Shares		Weighted Average Exercise Price
Outstanding as of December 31, 1998	693,928		19.654
Options Granted	231,047		23.625
Options Exercised	(121,235)		16.365
Options Cancelled	(42,453)		26.766

Outstanding as of December 31, 1999	761,287		21.091
Options Granted	280,799		18.525
Options Exercised	(63,837)		16.450
Options Cancelled	(103,831)		21.943

Outstanding as of December 31, 2000	874,418		20.455
Options Granted	265,049		20.777
Options Exercised	(411,032)		18.463
Options Cancelled	(33,425)		21.857

Outstanding as of December 31, 2001	695,010		21.627

Option price range at December 31, 2001	$12.50	to	$26.25

Option price range for exercised shares	$12.50	to	$26.25

Options available for grant and reserved for future issuance at December 31, 2001			1,885,601

The weighted-average fair value of options granted, on a per share basis, during the years 2001, 2000 and 1999 was $3.16, $4.45 and $5.05, respectively.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$12.500	974	Exp 1/01/02	$12.500	974	$12.500
17.670	18,545	1 year	17.670	18,545	17.670
14.875	12,252	2 years	14.875	12,252	14.875
13.750	10,071	3 years	13.750	10,071	13.750
13.625	20,955	4 years	13.625	20,955	13.625
18.500	50,660	5 years	18.500	50,660	18.500
26.250	142,928	6 years	26.250	142,928	26.250
23.625	138,406	7 years	23.625	138,406	23.625
20.375	15,000	8 years	20.375	15,000	20.375
18.375	44,232	8 years	18.375	44,232	18.375
20.750	236,030	9 years	20.750	—	20.750
22.190	4,957	9 years	22.190	—	22.190
	695,010			454,023

Under the Employee Stock Purchase Plan, the purchase price is 90% of the closing market price of the stock on the first business day of the Plan year except for the 2000 grant which was repriced to 90% of the closing market price of the stock as of February 29, 2000.  Information regarding the Employee Stock Purchase Plan for 2001, 2000 and 1999 is as follows:

	Employee Stock Purchase Plan
	2001	2000	1999
Exercise Price	$18.675	$16.540	$21.263
Shares Issued	15,662	17,458	17,764

As of December 31, 2001, the Employee Stock Purchase Plan has 99,116 shares reserved for future issuance.

Note 15 - 401(k) Plan

The Company maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation and a portion of these contributions is matched by the Company.  The provision for contributions charged to operations for the years ended December 31, 2001, 2000 and 1999 was $766,000, $703,000 and $796,000, respectively.

Note 16 — Segment, Geographic and Related Information

The Company’s operations comprise one operating segment, offering an extensive line of products including stuffed animals, picture frames, candles, figurines and home decor gifts based on current fashions and trends. The following table represents financial data of the Company, under the basis by which the Company has chosen to organize itself, by geographic area

	2001	2000	1999
Revenues:
United States	$185,915,000	$196,935,000	$196,276,000
Europe	52,219,000	47,083,000	44,072,000
Other	56,157,000	56,783,000	46,663,000
Total	$294,291,000	$300,801,000	$287,011,000
Income from operations:
United States	$24,194,000	$31,145,000	$22,527,000
Europe	6,488,000	6,565,000	4,994,000
Other	9,492,000	10,231,000	8,915,000
Total	$40,174,000	$47,941,000	$36,436,000
Identifiable Assets:
United States	$272,803,000	$260,198,000	$263,433,000
Europe	54,421,000	46,854,000	43,186,000
Other	59,420,000	59,957,000	48,801,000
Total	$386,644,000	$367,009,000	$355,420,000

There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States.  Outside of the United States, no single country is deemed material for separate disclosure.  The Company has no single customer representing greater than 3% of consolidated revenues.

Note 17 - Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial condition or cash flows of the Company, except for the matter described below.

On December 3, 2001, a preliminary injunction was issued by a Court which, as subsequently modified, prohibited the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after March 28, 2002. The injunction has been appealed by the Company and the hearing on such appeal was held on March 7, 2002. To date, no decision has been received. The plaintiff in this action seeks, among other things, the prohibition of the Company from selling its troll products, cancellation of the Company’s United States copyright registrations with respect to its various troll products, as well as unspecified damages. The Company believes it has substantial defenses to the allegations. In 2001, the sale of troll products represented less than one-half of one percent of the Company’s net sales. As the ultimate resolution of this litigation can not be determined at this time, the Company has reclassified the amount of its troll products inventory, at its net book value of $2,284,000, as a long-term asset in the Company’s Consolidated Balance Sheet (see Note 2). The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the financial condition of the Company.

 Note 18 — Selected Quarterly Financial Information (Unaudited)

The following selected financial data for the four quarters ended December 31, 2001 and 2000 are derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.  The quarter ended September 30, 2000 includes income of $1,607,000 before tax, or $1,012,000 ($0.05 per diluted share) after tax, and the quarter ended December 31, 2000 includes income of $937,000 before tax or $591,000 ($0.03 per diluted share) after tax for the reversal of certain contingency reserves related to the Company’s sale of its toy business segment in May 1997.

	For Quarters Ended
2001	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$75,929	$61,278	$87,441	$69,643
Gross profit	42,215	33,064	48,633	37,768
Net income	$8,723	$5,862	$16,442	$9,147
Net income per share
Basic	$.44	$.29	$.82	$.45
Diluted	.43	.29	.81	.45

2000	March 31	June 30	September 30	December 31
Net sales	$78,279	$57,574	$97,251	$67,697
Gross profit	45,563	30,792	55,533	36,005
Net income	$11,839	$4,963	$20,546	$10,593
Net income per share
Basic	$.58	$.24	$1.03	$.53
Diluted	.57	.24	1.02	.53

ITEM  9.                                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not applicable.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to this item appears under the captions “ELECTION OF DIRECTORS” and “SECTION 16a BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the 2002 Proxy Statement, which is incorporated herein by reference and under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Annual Report on Form 10-K.

ITEM 11.               EXECUTIVE COMPENSATION

Information relating to this item appears under the captions “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD”, “DIRECTOR COMPENSATION”, “EXECUTIVE COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to this item appears under the captions “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” of the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the captions “EXECUTIVE COMPENSATION”, “CERTAIN TRANSACTIONS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the 2002 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report.

1. Financial Statements:

Report of Independent Public Accountants

Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheet at December 31, 2001 and 2000

Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

Exhibits:    (Listed by numbers corresponding to item 601 of Regulation S-K)

Exhibit No.
3.1	(a)	Restated Certificate of Incorporation of the Registrant and amendment thereto. (9)

	(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987. (23)

3.2	(a)	By-Laws of the Registrant. (9)

	(b)	Amendment to Revised By-Laws of the Company adopted April 30, 1987. (23)

	(c)	Amendment to Revised By-Laws of the Company adopted February 18, 1988. (23)

	(d)	Amendment to Revised By-Laws of the Company adopted July 25, 1995. (28)

	(e)	Amendment to Revised By-Laws of the Company adopted April 21, 1999. (32)

	(f)	Amendment to revised By-Laws of the Company adopted July 26, 2000.

4.1		Form of Common Stock Certificate. (1)

10.1		Russ Berrie and Company, Inc. Profit Sharing Plan. (3)

10.2		Agreement dated January 26, 1982 between the Registrant and A. Curts Cooke and amendment thereto dated March 10, 1984. (3)

10.3		Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Russ Berrie and Company, Inc. (4)

10.4		Guaranty, dated March 20, 1981, from Russ Berrie and Company, Inc. and Russell Berrie to the New Jersey Economic Development Authority and Midlantic National Bank as Trustee. (4)

10.5		Mortgage, dated April 6, 1981, between Tri-State Realty and Investment Company and the New Jersey Economic Development Authority. (4)

10.6		Credit and Security Agreement, dated as of March 1, 1981, between the New Jersey Economic Development Authority and Tri-State Realty and Investment Company. (4)

10.7		Assignment of Leases, Rents & Profits, dated April 6, 1981, by Tri-State Realty and Investment Company to the New Jersey Economic Development Authority. (4)

10.8		Note, dated April 6, 1981, made by Tri-State Realty and Investment Company to the order of the New Jersey Economic Development Authority in the principal amount of $2,000,000. (4)

10.9		Specimen of State of New Jersey Economic Development Authority $2,000,000 Economic Development Bond (Tri-State Realty and Investment Company — 1980 Project), dated April 6, 1981. (4)

10.10		Lease, dated December 28, 1983, between Russell Berrie and Russ Berrie and Company, Inc. (4)

10.11		Guarantee dated as of December 1, 1983, from Russ Berrie and Company, Inc. to the New Jersey Economic Development Authority, Bankers Trust Company as Trustee and each Holder of a Bond. (4)

10.12		Letter of Credit and Reimbursement Agreement, dated as of December 1, 1983, between Russ Berrie and Company, Inc. and Citibank, N.A. (4)

10.13		Loan Agreement, dated as of December 1, 1983, between the New Jersey Economic Development Authority and Russell Berrie. (4)

10.14		Mortgage, dated December 28, 1983, between Russell Berrie and Citibank, N.A. (4)

10.15		Form of New Jersey Economic Development Authority Variable/Fixed Rate Economic Development Bond (Russell Berrie — 1983 Project). (4)

10.16		Grant Deed, dated June 28, 1982, from Russ Berrie and Company, Inc. to Russell Berrie. (1)

10.17		Russ Berrie and Company, Inc. 1989 Employee Stock Purchase Plan. (13)

10.18	(a)	Lease Agreement, dated as of May 1, 1977, between Fred T. Reisman and Associates Limited, Amram’s Distributing, LTD, and Alfa Romeo (Canada) Limited (8)

	(b)	Lease Agreement, dated April 8, 1986, between Pensionfund Realty Limited and Amram’s Distributing LTD. (9)

10.19		Amendment, dated October 29, 1985 to the restated Russ Berrie and Company, Inc. Profit Sharing Plan. (8)

10.20		Russ Berrie and Company, Inc. Deferred Compensation Plan. (9)

10.21	(a)	Lease agreement, dated September 17, 1987, between Forsgate Industrial Complex and Russ Berrie and Company, Inc. (11)

	(b)	Amendment, dated March 18, 1988, between Forsgate Industrial Complex and Russ Berrie and Company, Inc. (11)

10.22		Lease agreement, dated July 1, 1987, between Hunter Street, Inc. and Russ Berrie and Co (West), Inc. (11)

10.23		Lease agreement, dated October 1, 1987, between David Benjamin and Nicole Berrie, Lakeland Trust and Russ Berrie and Company, Inc. (11)

10.24		Russ Berrie and Company, Inc. 1989 Stock Option Plan. (14)

10.25		Russ Berrie and Company, Inc. 1989 Stock Option Plan for Outside Directors. (15)

10.26		Russ Berrie and Company, Inc. 1989 Stock Option and Restricted Stock Plan. (16)

10.27		Lease Agreement dated November 7, 1988 between A. Mantella & Sons Limited and Amram’s Distributing, Ltd. (17)

10.28		Lease Agreement dated November 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc. (17)

10.29		Lease Agreement dated June 8, 1989 between Americana Development, Inc. and Russ Berrie and Company, Inc. (18)

10.30		Lease dated December 25, 1989 between Kestrel Properties, Ltd. and Russ Berrie (U.K.) Ltd. (18)

10.31		Amendment dated January 9, 1989 to Letter of Credit and Reimbursement Agreement dated as of December 1, 1983 between Russ Berrie and Company, Inc. and Citibank, N.A. (18)

10.32	(a)	Assignment of Underlease of Unit 10 Nursling Industrial Estate, Marks and Spencer plc to Russ Berrie (U.K.) Limited. (19)

	(b)	Underlease of Unit 10 Nursling Estate County of Hants. (19)

10.33		Agreement for sale and purchase of parts or shares of Sea View Estate between Sino Rank Company Limited and Tri Russ International (Hong Kong) Limited dated March 10, 1990. (19)

10.34	(a)	Asset Purchase Agreement dated September 18, 1990 by and among Bright, Inc., Bright of America, Inc., Bright Crest, LTD. and William T. Bright. (19)

	(b)	Non-Compete Agreement dated September 18, 1990 by and between William T. Bright and Bright, Inc. (19)

	(c)	Deed of Trust dated September 18, 1990 by and among Bright, Inc., F.T. Graff Jr. and Louis S. Southworth, III, Trustees, and Bright of America, Inc. (19)

	(d)	Guaranty Agreement dated September 18, 1990 executed by Russ Berrie and Company, Inc. delivered to Bright of America, Inc. and Bright Crest, LTD. (19)

	(e)	Guaranty Agreement dated September 18, 1990 executed by Russ Berrie and Company, Inc. delivered to William T. Bright. (19)

10.35		Russ Berrie and Company, Inc. Retirement Plan Amended and Restated Effective January 1, 1989. (19)

10.36	(a)	Sale and Purchase Agreement dated October 16, 1991 by and among Weaver Corp. and Papel/Freelance, Inc. (20)

	(b)	Non-competition Agreement made October 16, 1991 by and among Weaver Corp., an Indiana corporation, Steven Weaver and Papel/Freelance, Inc. a Pennsylvania corporation. (20)

10.37		Transfer of Freehold land between British Telecommunications plc and BT Property Limited and Russ Berrie (UK) Ltd. (21)

10.38		Russ Berrie and Company, Inc. 1994 Stock Option Plan. (21)

10.39		Russ Berrie and Company, Inc. 1994 Stock Option Plan for Outside Directors. (21)

10.40		Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan. (21)

10.41		Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan. (21)

10.42	Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc. (22)

10.43	Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ, Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button. (23)

10.44	Asset Purchase Agreement By and Among PF ACQUISITION CORP., ZEBRA CAPITAL CORPORATION, PAPEL/FREELANCE, INC. and RUSS BERRIE AND COMPANY, INC. dated December 15, 1995. (24)

10.45	Agreement dated December 17, 1996, by and between Russ Berrie and Company, Inc. and A. Curts Cooke. (25)

10.46	Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan. (25)

10.47

Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto. (26)

10.48	First Amendment of Agreement dated June 5, 1997, by and between Russ Berrie and Company, Inc. and A. Curts Cooke. (27)

10.49	Agreement of Purchase and Sale between Amram’s Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997. (27)

10.50	Russ Berrie and Company, Inc. 1999 Stock Option Plan. (28)

10.51	Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors. (28)

10.52	Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan. (28)

10.53	Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan. (28)

10.54	Second Amendment of Agreement dated January 13, 1999, by and between Russ Berrie and Company, Inc. and A. Curts Cooke. (29)

10.55	Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc. (29)

10.56	Executive Employment Agreement dated March 31, 1999 between Russ Berrie and Company, Inc. and Jeffery D. Schaum. (30)

10.57	Executive Employment Agreement dated June 1, 2000 between Russ Berrie and Company, Inc. and Benjamin J. Sottile. (31)

10.58	Executive Employment Agreement dated August 14, 2000 between Russ Berrie and Company, Inc. and Dona Fisher. (32)

10.59	Executive Severance Agreement dated December 18, 2000 between Russ Berrie and Company, Inc. and Dona Fisher. (32)

10.60	Russ Berrie and Company, Inc. Executive Deferred Compensation Plan (32)

10.61	Executive Employment Agreement dated January 29, 2001 between Russ Berrie and Company, Inc. and John T. Toolan. (32)

10.62	Executive Employment Agreement dated March 1, 2001 between Russ Berrie and Company, Inc. and Michael. M. Saunders. (32)

10.63	Stock Option Agreement dates February 5, 2001 by and between Russ Berrie and Company, Inc. and Jack Toolan.

10.64	First Amendment of Agreement dated December 04, 2001 between Russ Berrie and Company, Inc. and John T. Toolan

10.65	Executive Employment Agreement dated December 11, 2001 between Russ Berrie and Company, Inc. and Thomas G. Bowles.

10.66	Second Amendment of Agreement dated December 18, 2001 between Russ Berrie and Company, Inc. and John T. Toolan.

10.67	Russ Berrie and Company, Inc. Executive Deferred Compensation Plan (33)

21.1	List of Subsidiaries

23.1	Consent of Independent Public Accountants

99.1	Letter to SEC re: Arthur Andersen.

(1)	Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1, as filed on March 29, 1984.

(3)	Incorporated by reference to Amendment No. 1 to Registration Statement No. 2-88797 on Form S-1, as filed on March 13, 1984.

(4)	Incorporated by reference to Registration Statement No. 2-88797on Form S-1, as filed on February 2, 1984.

(8)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1985.

(9)	Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.

(11)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

(13)	Incorporated by reference to Form S-8 Registration Statement No. 33-26161, as filed on December 16, 1988.

(14)	Incorporated by reference to Form S-8 Registration Statement No. 33-27406, as filed on March 16, 1989.

(15)	Incorporated by reference to Form S-8 Registration Statement No. 33-27897, as filed on April 5, 1989.

(16)	Incorporated by reference to Form S-8 Registration Statement No. 33-27898, as filed on April 5, 1989.

(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.

(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.

(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

(20)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991.

(21)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.

(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(24)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(25)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(27)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.

(28)	Incorporated by reference to Form S-8 Registration Statement No. 333-70081 as filed on January 4, 1999.

(29)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(30)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999.

(31)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(32)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

(33)	Incorporated by reference to Form S-8 Registration Statement No. 333-76248 as filed on January 3, 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

Undertaking

In order to comply with amendments to the rules governing the use of Form S-8 under the Securities Act of 1933, as amended, as set forth in Securities Act Release No. 33-6867, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statements on Forms S-8 (File Nos. 2-96238, 2-96239, 2-96240, 33-10779, 33-26161, 33-27406, 33-27897, 33-27898, 33-51823, 333-70081 and 333-76248):

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

Russ Berrie and Company, Inc.
(Registrant)

March 19, 2002	By	/s/ John D. Wille
Date	John D. Wille
Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Berrie	March 19, 2002
Russell Berrie, Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Date

Raphael Benaroya, Director	Date

Angelica Berrie, Director	Date

/s/ Carl Epstein	March 18, 2002
Carl Epstein, Director	Date

/s/ Ilan Kaufthal	March 18, 2002
Ilan Kaufthal, Director	Date

/s/ Charles Klatskin	March 18, 2002
Charles Klatskin, Director	Date

Joseph Kling, Director	Date

/s/ William A. Landman	March 18, 2002
William A. Landman, Director	Date

Sidney Slauson, Director	Date

/s/ Benjamin J. Sottile	March 19, 2002
Benjamin J. Sottile, Vice Chairman and Director	Date

/s/ Josh Weston	March 18, 2002
Josh Weston, Director	Date

S-2

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at Beginning of Period	Charged to Expenses	Deductions*	Balance at the of Period
Description
Allowance for accounts receivable:

Year ended December 31, 1999	2,622	2,534	1,425	3,731
Year ended December 31, 2000	3,731	2,298	2,569	3,460
Year ended December 31, 2001	3,460	1,828	1,834	3,454

Allowance for slow moving inventory items:

Year ended December 31, 1999	14,048	2,991	2,857	14,182
Year ended December 31, 2000	14,182	2,803	2,942	14,043
Year ended December 31, 2001	14,043	2,851	3,389	13,505

*  Principally account write-offs, allowances and disposal of merchandise, respectively.

Exhibit Index

Exhibit Numbers

3.2 (f)	Amendment to revised By-Laws of the Company adopted July 26, 2000.

10.63	Stock Option Agreement dated February 5, 2001 by and between Russ Berrie and Company Inc. and Jack Toolan

10.64	First Amendment of Agreement dated December 04, 2001 between Russ Berrie and Company, Inc. and John T. Toolan

10.65	Executive Employment Agreement dated December 11, 2001 between Russ Berrie and Company, Inc. and Tom Bowles.

10.66	Second Amendment of Agreement dated December 18, 2001 between Russ Berrie and Company, Inc. and John T. Toolan.

21.1	List of Subsidiaries

23.1	Consent of Independent Public Accountants

99.1	Letter to SEC re: Arthur Andersen