Form 10-Q
period 2002-03-31
RUSS BERRIE & CO INC
filed 2002-05-09
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(201) 337-9000
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2002 was as follows:

CLASS	OUTSTANDING AT APRIL 30, 2002

Common Stock, $0.10 stated value

20,404,251

RUSS BERRIE AND COMPANY, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands, Except Per Share Data)

	(UNAUDITED)
	March 31, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$105,566	$148,872
Marketable securities and other investments	147,683	94,181
Accounts receivable, trade, less allowances of $3,930 in 2002 and $3,454 in 2001	65,364	63,481
Inventories — net	29,638	37,374
Prepaid expenses and other current assets	5,514	4,550
Deferred income taxes	7,180	6,705
Total current assets	360,945	355,163

Property, plant and equipment — net	26,287	24,623
Inventories — long term, net	1,959	2,284
Other assets	4,489	4,574
Total assets	$393,680	$386,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,430	$5,376
Accrued expenses	16,510	20,003
Accrued income taxes	10,680	6,848
Total current liabilities	32,620	32,227
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2002, 26,034,615 shares; 2001, 25,862,364 shares	2,603	2,587
Additional paid in capital	77,538	73,794
Retained earnings	396,914	392,272
Accumulated other comprehensive loss	(5,785)	(4,165)
Unearned compensation	—	(75)
Treasury stock, at cost (5,639,314 shares at March 31, 2002 and 5,632,014 shares at December 31, 2001)	(110,210)	(109,996)

Total shareholders’ equity	361,060	354,417

Total liabilities and shareholders’ equity	$393,680	$386,644

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands, Except Per Share Data)

	(UNAUDITED)
	THREE MONTHS ENDED MARCH 31,
	2002	2001

Net sales	$77,602	$75,929

Cost of Sales	33,716	33,714

Gross profit	43,886	42,215

Selling, general and administrative expense	30,821	30,890

Investment and other income-net	2,308	1,778

Income before taxes	15,373	13,103

Provision for income taxes	5,437	4,380

Net income	$9,936	$8,723

Net income per share:
Basic	$0.49	$0.44
Diluted	$0.49	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	(UNAUDITED)
	THREE MONTHS ENDED MARCH 31,
	2002	2001
Cash flows from operating activities:
Net income	$9,936	$8,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,040	982
Provision for accounts receivable reserves	587	510
Other	(544)	593
Changes in assets and liabilities:
Accounts receivable	(2,470)	(3,558)
Inventories — net	8,061	6,284
Prepaid expenses and other current assets	(964)	1,688
Other assets	6	16
Accounts payable	54	(440)
Accrued expenses	(3,493)	(4,073)
Accrued income taxes	3,832	2,331
Total adjustments	6,109	4,333
Net cash provided by operating activities	16,045	13,056

Cash flows from investing activities:
Purchase of marketable securities	(75,841)	(25,889)
Proceeds from sale of marketable securities	21,716	28,664
Proceeds from sale of fixed assets	—	26
Capital expenditures	(2,847)	(743)
Net cash (used in) provided by investing activities	(56,972)	2,058

Cash flows from financing activities:
Proceeds from issuance of common stock	3,760	4,153
Dividends paid to shareholders	(5,294)	(4,793)
Purchase of treasury stock	(214)	—
Net cash (used in) financing activities	(1,748)	(640)

Effect of exchange rate changes on cash and cash equivalents	(631)	(2,155)
Net (decrease) increase in cash and cash equivalents	(43,306)	12,319
Cash and cash equivalents at beginning of period	148,872	77,794
Cash and cash equivalents at end of period	$105,566	$90,113

Cash paid during the period for:
Interest	$12	$26
Income taxes	$1,605	$2,050

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared by Russ Berrie and Company, Inc. and its subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations.  The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.  Results for interim periods are not necessarily an indication of results to be expected for the year.

Net income in the Consolidated Statement of Cash Flows included non-cash charges of $120,000 and $908,000 relating to the impact of the 2000 stock option repricing for the three months ended March 31, 2002 and 2001, respectively.

This report on Form 10-Q for the three months ended March 31, 2002 should be read in conjunction with the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

NOTE 2 – MARKETABLE SECURITIES AND OTHER INVESTMENTS

During the three months ended March 31, 2002 the Company invested in a limited partnership which manages a portfolio of mortgage backed securities to achieve returns through yield income and price appreciation.  This investment is accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss is included in investment and other income-net in the Consolidated Statement of Income.  As of March 31, 2002, the Company’s investment in this limited partnership amounted to $23,570,000 and is included in marketable securities and other investments in the Consolidated Balance Sheet.

NOTE 3 – EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended March 31,
	2002	2001

Average common shares outstanding	20,332,000	19,939,000
Dilutive effect of common shares issuable (1)	120,000	146,000
Average common shares outstanding assuming dilution	20,452,000	20,085,000

(1)  Issuable under stock option plans.

Stock options outstanding at March 31, 2001 to purchase 160,625 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.  There were no such options outstanding at March 31, 2002.

NOTE 4 – DIVIDENDS

Cash dividends of $5,294,000 ($0.26 per share) were paid on March 22, 2002 to shareholders of record of the Company’s Common Stock on March 8, 2002.  Cash dividends of $4,793,000 ($0.24 per share) were paid on March 23, 2001 to shareholders of record of the Company’s Common Stock on March 9, 2001.

NOTE 5 – COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, comprehensive income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock, payment of dividends and unearned compensation, is reconciled to net income for the three months ended March 31, 2002 and 2001 as follows:

	Three Months Ended March 31,
	2002	2001

Net income	$9,936,000	$8,723,000
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(771,000)	(2,805,000)
Net unrealized gain (loss) on securities available-for-sale	(919,000)	891,000
Net unrealized gain on foreign currency forward exchange contracts and other	70,000	473,000

Other comprehensive income (loss)	(1,620,000)	(1,441,000)

Comprehensive income	$8,316,000	$7,282,000

NOTE 6 – LITIGATION

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

An action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs and unfair competition under common law.  The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses.  On December 3, 2001, a preliminary injunction was issued by the District Court which, as subsequently modified, prohibits the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after March 28, 2002.  The issuance of the preliminary injunction was appealed by the Company and the hearing on such appeal was held on March 7, 2002.  On March 27, 2002, the Third Circuit Court of Appeals issued an order staying the preliminary injunction pending the further order of the court.  To date, no decision has been received with respect to the appeal.  The Company believes it has substantial defenses to the allegations. In 2002, the sale of troll products represented less than one-half of one percent of the Company’s net sales.  The ultimate resolution of this injunction and the timing of the disposition of this inventory cannot be determined at this time.  As such, the Company has segregated the amount of its troll products inventory, at its estimated net book value of $1,959,000 at March 31, 2002 and $2,284,000 at December 31, 2001 and has recorded it as a long-term asset in the Company’s Consolidated Balance Sheet.  The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the financial condition of the Company.

NOTE 7 – RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS Nos. 142 and 144

SFAS No. 142, “Goodwill and Other Intangible Assets” specifies the financial accounting and reporting for goodwill and other intangible assets.  Amortization of goodwill, including goodwill recorded in past business combinations, has ceased for fiscal years beginning after December 15, 2001 and therefore there is no amortization of goodwill in the Consolidated Statement of Income for the three months ended March 31, 2002.  Goodwill recognized on or before June 30, 2001, has been assigned to one or more reporting units and shall be tested, at least annually, for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.  The Company adopted SFAS No. 142, effective January 1, 2002, and such adoption did not have a material effect on the Company’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  The Company adopted SFAS No. 144 on January 1, 2002, and such adoption did not have a material effect on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH  31, 2002 AND MARCH  31, 2001

The Company’s net sales for the three months ended March 31, 2002 increased 2.2% to $77,602,000 compared to net sales of $75,929,000 for the three months ended March 31, 2001.  Net sales for the first quarter of 2002 would have been approximately $600,000 higher had first quarter 2001 exchange rates remained in effect for the first quarter of 2002.

Cost of sales was 43.4% of net sales for the three months ended March 31, 2002 as compared to 44.4% for the same period in 2001.  This percentage decrease primarily reflects higher gross profit margins on sales of certain of the Company’s product line concepts.

Selling, general and administrative expense was $30,821,000 or 39.7% of net sales for the three months ended March 31, 2002 compared to $30,890,000 or 40.7% of net sales for the three months ended March 31, 2001.  Excluding the unfavorable impact of the 2000 stock option repricing, which amounted to a charge of $120,000, in the first quarter of 2002 and $908,000 in the first quarter of 2001, selling, general and administrative expense increased $719,000, or 2.4% compared to the same period in the prior year.  The increase in selling, general and administrative expense is due primarily to the Company’s strategic investment in the development of new products, business ventures and systems, offset, in part, by a decrease in showroom related costs, as compared to the three months ended March 31, 2001.

Investment and other income of $2,308,000 for the three months ended March 31, 2002 compares to $1,778,000 for the three months ended March 31, 2001.  This increase is due primarily to higher returns on the Company’s investment portfolio.

The provision for income taxes as a percent of income before taxes for the three months ended March 31, 2002 was 35.4% compared to 33.4% in the same period for the prior year.  This increase in the effective tax rate is due primarily to higher effective tax rates for the Company’s European operations and the non recurring reduction in the Company’s state tax valuation allowance in the first quarter of 2001.

Net income for the three months ended March 31, 2002 of $9,936,000 compared to net income of $8,723,000 for the same period last year.  Excluding the unfavorable impact of the 2000 stock option repricing, which amounted to a charge of $78,000, after tax,  in the first quarter of 2002 and a charge of $590,000, after tax, or $0.03 per diluted share, in the first quarter of 2001, net income would have increased 7.5% and earnings per diluted share would have increased 6.5%.  The increase in net income was primarily the result of higher gross profits due to increased sales volumes, a higher margin product mix and higher investment income offset, in part, by a higher effective tax rate, as described above.

The Company is dependent upon information technology systems in many aspects of its business.  Beginning in the first quarter of 2002, the Company began a project to implement a new packaged computer software system for the Company and its wholly-owned subsidiaries and convert its second United States distribution facility to a new warehouse management system.  The Company’s current custom software, that has been utilized to operate and manage its business, and other third party software systems will be replaced using a strategic and phased approach.  The Company has not experienced any significant business disruptions related to the replacement of these systems and anticipates that the replacement of its current systems will not have a material adverse impact on its financial condition or results of operations.

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

Liquidity and Capital Resources

As of March 31, 2002, the Company had cash and cash equivalents and marketable securities of $253,249,000 compared to cash and cash equivalents and marketable securities of $243,053,000 at December 31, 2001.

As of March 31, 2002 and December 31, 2001, the Company had marketable securities and other investments of $147,683,000 and $94,181,000 respectively, included in the amounts above.  As of March 31, 2002 these investments consist of U.S. government obligations, municipal obligations, preferred stock mutual funds and a limited partnership primarily focused on mortgage backed securities.  The objective of the investment portfolio is to maximize after tax returns while minimizing risk.  The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

Working capital requirements during the three months ended March 31, 2002 were met entirely through internally generated funds.  The Company anticipates capital expenditures requirements for 2002 to be approximately $18,000,000 primarily for systems development and costs related to leasehold improvements in its new facility in the United Kingdom.  The Company remains in a highly liquid position and believes that the resources available from cash and cash equivalents, investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European and Canadian subsidiaries.  Gains and losses related to such contracts were not material to its results of operations.  The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

As of March 31, 2002, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During the three months ended March 31, 2002, the Company repurchased 7,300 shares for $214,000.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that could possibly have a material adverse impact on the Company’s results of operations and cash flows.  See Note 5 of the Notes to Consolidated Financial Statements for information regarding specific litigation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, there have been no material changes in the Company’s market risks from December 31, 2001.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements, Note 6 – Litigation,"  of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	There are no exhibits to this Quarterly Report on Form 10-Q.
b)	During the quarter ended March 31, 2002, no reports on Form 8-K were filed.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date: May 9, 2002		John D. Wille
Vice President and
Chief Financial Officer