Form 10-Q
period 2002-06-30
RUSS BERRIE & CO INC
filed 2002-08-08
CIK 739878

RUSS®

Russ Berrie and Company, Inc.

111 Bauer Drive, Oakland, NJ 07436

(201) 337-9000 (800) 631-8465

August 7, 2002

Jonathan G. Katz

Secretary

Securities and Exchange Commission

450 Fifth Street, N.W.

Washington, D.C.  20549

Re:  Russ Berrie and Company, Inc. — Certification of Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002.

Dear Secretary Katz:

Enclosed on behalf of the Chief Executive Officer and Chief Financial Officer of Russ Berrie and Company, Inc., please find one (1) original and one (1) copy of each of the following documents:

1.  Certification of Chief Executive Officer Required by the Sarbanes-Oxley Act of 2002; and

2.  Certification of Chief Financial Officer Required by the Sarbanes-Oxley Act of 2002.

Please file stamp the enclosed copy of this letter and the enclosed copy of each Certification and return them to my attention.

Very truly yours,

/s/ John D. Wille
John D. Wille
Vice President and
Chief Financial Officer

RUSS®

Russ Berrie and Company, Inc.

111 Bauer Drive, Oakland, NJ 07436

(201) 337-9000 (800) 631-8465

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

REQUIRED BY THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Russ Berrie and Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Russell Berrie, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 7, 2002

/s/ Russell Berrie
Russell Berrie
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

REQUIRED BY THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Russ Berrie and Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Wille, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 7, 2002

/s/ John D. Wille
John D. Wille
Vice President and
Chief Financial Officer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2002 was as follows:

CLASS	OUTSTANDING AT AUGUST 1, 2002

Common Stock, $0.10 stated value

20,436,873

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	June 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$102,899	$148,872
Marketable securities and other investments	160,575	94,181
Accounts receivable, trade, less allowances of $3,968 in 2002 and $3,454 in 2001	53,803	63,481
Inventories — net	35,819	37,374
Prepaid expenses and other current assets	4,261	4,550
Deferred income taxes	6,727	6,705
Total current assets	364,084	355,163

Property, plant and equipment — net	32,824	24,623
Inventories — long term, net	—	2,284
Other assets	5,280	4,574
Total assets	$402,188	$386,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,814	$5,376
Accrued expenses	21,074	20,003
Accrued income taxes	5,470	6,848
Total current liabilities	32,358	32,227
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2002, 26,071,821 shares; 2001, 25,862,364 shares	2,607	2,587
Additional paid in capital	78,471	73,794
Retained earnings	398,378	392,272
Accumulated other comprehensive income (loss)	584	(4,165)
Unearned compensation	—	(75)
Treasury stock, at cost (5,639,314 shares at June 30, 2002 and 5,632,014 shares at December 31, 2001)	(110,210)	(109,996)

Total shareholders’ equity	369,830	354,417

Total liabilities and shareholders’ equity	$402,188	$386,644

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001

Net sales	$66,042	$61,278	$143,644	$137,207

Cost of Sales	31,042	28,214	64,758	61,928

Gross profit	35,000	33,064	78,886	75,279

Selling, general and administrative expense	28,773	27,087	59,594	57,977

Investment and other income-net	2,251	2,716	4,559	4,494

Income before taxes	8,478	8,693	23,851	21,796

Provision for income taxes	1,705	2,831	7,142	7,211

Net income	$6,773	$5,862	$16,709	$14,585

Net income per share:
Basic	$0.33	$0.29	$0.82	$0.73
Diluted	$0.33	$0.29	$0.81	$0.72

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
Cash flows from operating activities:
Net income	$16,709	$14,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,171	1,995
Provision for accounts receivable reserves	1,005	950
Other	(28)	861
Changes in assets and liabilities:
Accounts receivable	8,673	9,629
Inventories — net	3,839	630
Prepaid expenses and other current assets	289	1,705
Other assets	(51)	(16)
Accounts payable	438	(1,292)
Accrued expenses	1,071	(2,028)
Accrued income taxes	(1,378)	(343)
Total adjustments	16,029	12,091
Net cash provided by operating activities	32,738	26,676

Cash flows from investing activities:
Purchase of marketable securities	(108,935)	(43,305)
Proceeds from sale of marketable securities	42,744	64,646
Proceeds from sale of property, plant and equipment	—	48
Capital expenditures	(9,768)	(1,646)
Net cash (used in) provided by investing activities	(75,959)	19,743

Cash flows from financing activities:
Proceeds from issuance of common stock	4,698	6,614
Dividends paid to shareholders	(10,603)	(9,610)
Purchase of treasury stock	(214)	—
Net cash (used in) financing activities	(6,119)	(2,996)

Effect of exchange rate changes on cash and cash equivalents	3,367	(1,455)
Net (decrease) increase in cash and cash equivalents	(45,973)	41,968
Cash and cash equivalents at beginning of period	148,872	77,794
Cash and cash equivalents at end of period	$102,899	$119,762

Cash paid during the period for:
Interest	$47	$66
Income taxes	$8,520	$7,555

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

Net income in the Consolidated Statement of Income and the Consolidated Statement of Cash Flows included non-cash charges of $164,000 and $476,000 relating to the impact of the 2000 stock option repricing for the three months ended June 30, 2002 and 2001, respectively, and $284,000 and $1,384,000 relating to the impact of the 2000 stock option repricing for the six months ended June 30, 2002 and 2001, respectively.

This report on Form 10-Q for the three and six months ended June 30, 2002 should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and its Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2002, the Company has an investment in a limited partnership which manages a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation.  This investment is accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss is included in investment and other income-net in the Consolidated Statement of Income.  As of June 30, 2002, the Company’s investment in this limited partnership amounted to $23,708,000 and is included in marketable securities and other investments in the Consolidated Balance Sheet.

NOTE 3 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Average common shares outstanding	20,417,000	20,078,000	20,375,000	20,009,000

Dilutive effect of common shares issuable under stock option plans	140,000	192,000	133,000	162,000
Average common shares outstanding assuming dilution	20,557,000	20,270,000	20,508,000	20,171,000

There were no stock options outstanding at June 30, 2002 or June 30, 2001, which were not included in the computation of earnings per common share assuming dilution because none of the options’ exercise prices were greater than the average market price of the common shares.

NOTE 4 - DIVIDENDS

Cash dividends of $5,309,000 ($0.26 per share) were paid on June 7, 2002 to shareholders of record of the Company’s Common Stock on May 24, 2002.  Cash dividends of $10,603,000 ($0.26 per share per quarter) were paid in the six months ended June 30, 2002.

Cash dividends of $4,817,000 ($0.24 per share) were paid on June 8, 2001 to shareholders of record of the Company’s Common Stock on May 25, 2001.  Cash dividends of $9,610,000 ($0.24 per share per quarter) were paid in the six months ended June 30, 2001.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock,  payment of dividends and unearned compensation, is reconciled to net income for the three months and the six months ended June 30, 2002 and 2001 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$6,773,000	$5,862,000	$16,709,000	$14,585,000
Other comprehensive income (loss), net of taxes)
Foreign currency translation adjustments:	4,744,000	879,000	3,973,000	(1,926,000)

Net unrealized gain (loss) on securities available-for-sale	999,000	(46,000)	80,000	845,000
Net unrealized gain on foreign currency forward exchange contracts and other	626,000	130,000	696,000	603,000
Other comprehensive income (loss)	6,369,000	963,000	4,749,000	(478,000)

Comprehensive income	$13,142,000	$6,825,000	$21,458,000	$14,107,000

NOTE 6 - LITIGATION

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

As previously reported in the Company’s Report on Form 10-Q for the quarter ended March 31, 2002, an action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs and unfair competition under common law.  The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses.  On December 3, 2001, a preliminary injunction was issued by the District Court which, as subsequently modified, prohibited the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after a date specified by the court.  The issuance of the preliminary injunction was appealed by the Company to the Third Circuit Court of Appeals. On May 14, 2002, the appeals court vacated the preliminary injunction, and the matter was remanded to the district court. The Company believes it has substantial defenses to the allegations. In 2002, the sale of troll products represented less than one-half of one percent of the Company’s net sales.  As of December 31, 2001 and March 31, 2002, in response to the issuance of the preliminary injunction, the Company had segregated the amount of its troll products inventory and recorded such inventory as a long-term asset in the Company’s Consolidated Balance Sheet. As a result of the vacation of the preliminary injunction, such inventory at June 30, 2002, is no longer segregated or classified as a long-term asset.  The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the financial condition of the Company.

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financials Accounting Standards Board (FASB) issued  Statement of Financial Accounting Standards (“SFAS”)  No. 146,”Accounting for Costs Associated with Exit or Disposal Activities” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company’s financial statements.

NOTE 8 - SUBSEQUENT EVENT

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan, including, but not limited to, real property, tangible personal property, inventory, most accounts receivable, designated contracts, intellectual property rights, governmental authorizations and intangible rights. The assets acquired will continue to be used by the Company in Sassy's business. In addition to the Sassy brand, the Company also gained distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria. The Company paid approximately $45,000,000 in cash from the Company’s own internal funds for privately-held Sassy based on Sassy's current and projected earnings before interest, taxes, depreciation and amortization, and working capital. Additional consideration in the form of cash, not expected to exceed $5,000,000, may become payable based on future performance and other measurements. Sassy had sales of approximately $44,000,000 for the year ended December 31, 2001. The acquisition did not have any impact on the Company’s results of operations, financial condition or cash flows for the three and six months ended June 30, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE  30, 2002 AND JUNE  30, 2001

The Company’s net sales for the six months ended June 30, 2002 increased 4.7% to $143,644,000 compared to net sales of $137,207,000 for the six months ended June 30, 2001. This net sales increase was due primarily to growth in the Company's domestic, European and Australian markets.

Cost of sales were 45.1% of net sales for the six months ended June 30, 2002 as compared to the same percentage for the same period in 2001.  Included in cost of sales for the six months ended June 30, 2002 was a charitable donation of certain of the Company’s Troll inventory. Excluding the net impact of this donation, cost of sales were 44.1% of net sales compared to 45.1% for the same period of 2001. This percentage decrease primarily reflects higher gross profit margins on sales of certain of the Company’s product line concepts and lower relative volumes being distributed through other than normal channels.

Selling, general and administrative expense was $59,594,000 or 41.5% of net sales for the six months ended June 30, 2002 compared to $57,977,000 or 42.3% of net sales for the six months ended June 30, 2001.  Excluding the unfavorable impact of the 2000 stock option repricing, which amounted to a charge of $284,000 for the first six months of 2002 and $1,384,000 in the first six months of 2001, selling, general and administrative expense increased $2,717,000, or 4.8%, to $59,310,000 for the six months ended June 30, 2002. This increase in selling, general and administrative expense is due primarily to the Company’s strategic investment in new business ventures, primarily Russ Home Inc., costs related to its new facility in the United Kingdom, the development of new products and the continued expansion of its worldwide salesforce, offset, in part, by a decrease in showroom related costs, as compared to the six months ended June 30, 2001.

Investment and other income of $4,559,000 for the six months ended June 30, 2002 compares to $4,494,000 for the six months ended June 30, 2001.

The provision for income taxes as a percent of income before taxes for the six months ended June 30, 2002 was 29.9% compared to 33.1% in the same period for the prior year.  This decrease in the effective income tax rate is due primarily to the income tax benefit of the charitable inventory donation described above.

Net income for the six months ended June 30, 2002 of $16,709,000 compared to net income of $14,585,000 for the same period last year, representing an increase of 14.6%.  Excluding the unfavorable impact of the 2000 stock option repricing, which amounted to a charge of $185,000, after tax, for the first six months of 2002, and a charge of $900,000, after tax, for the first six months of  2001, net income would have increased 9.1%.  The increase in net income was primarily the result of higher gross profits due to increased sales volumes and a higher margin product mix offset, in part, by increased selling general and administrative expense, as described above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE  30, 2002 AND JUNE  30, 2001

The Company’s net sales for the three months ended June 30, 2002 increased 7.8% to $66,042,000 compared to net sales of $61,278,000 for the three months ended June 30, 2001. Net sales for the second quarter included approximately $7,700,000 and $6,000,000, for the years 2002 and 2001, respectively, of shipments related to Christmas merchandise that the Company historically shipped in the third quarter, however, was shipped to certain customers in June due to early product availability. The Company anticipates this trend to continue in future years.

Cost of sales were 47.0% of net sales for the three months ended June 30, 2002 as compared to 46.0% for the same period in 2001.  Included in cost of sales for the second quarter of 2002 was a charitable donation of certain of the Company’s Troll  inventory. Excluding the net impact of this donation, cost of sales were 44.9% of net sales. This percentage decrease primarily reflects higher gross profit margins on sales of certain of the Company’s product line concepts and lower relative volumes being distributed through other than normal channels.

Selling, general and administrative expense was $28,773,000 or 43.6% of net sales for the three months ended June 30, 2002 compared to $27,087,000 or 44.2% of net sales for the three months ended June 30, 2001.  Excluding the unfavorable impact of the 2000 stock option repricing, which amounted to a charge of $164,000 in the second quarter of 2002 and $476,000 in the second quarter of 2001, selling, general and administrative expense increased $1,998,000, or 7.5% to $28,609,000 for the three months ended June 30, 2002. The increase in selling, general and administrative expense is due primarily to the Company’s strategic investment in new business ventures, primarily Russ Home Inc., the continued expansion of its worldwide salesforce, costs related to a new facility in the United Kingdom and the development of new products as compared to the three months ended June 30, 2001.

Investment and other income of $2,251,000 for the three months ended June 30, 2002 compares to $2,716,000 for the three months ended June 30, 2001.  This decrease is due primarily to lower returns on the Company’s investment portfolio offset, in part, by foreign exchange gains recognized by the Company’s international subsidiaries.

The provision for income taxes as a percent of income before taxes for the three months ended June 30, 2002 was 20.1% compared to 32.6% in the same period for the prior year.  This decrease in the effective tax rate is due primarily to the income tax benefit of the charitable inventory donation, described above.

Net income for the three months ended June 30, 2002 of $6,773,000 compared to net income of $5,862,000 for the same period last year, representing an increase of 15.5%.  Excluding the unfavorable impact of the 2000 stock option repricing, which amounted to a charge of $107,000, after tax, in the second quarter of 2002 and a charge of $309,000, after tax, in the second quarter of 2001, net income would have increased 11.5%.  The increase in net income was primarily the result of higher gross profits due to increased sales volumes, a higher margin product mix and the lower effective income tax rate, offset, in part, by increased selling general and administrative expense and lower investment income, as described above.

The International Longshoreman Workers Union’s (ILWU) contract with the Pacific Maritime Association expired at midnight on July 1, 2002 and has not yet been renewed.  To date, no strike or lockout has occurred which would stop the flow of goods to shipping ports on the West coast. The Company had made preparations earlier in the year for this contingency and had accelerated the receipt of certain of its Christmas and everyday inventory to its California and Canadian distribution centers in anticipation of the July 1, 2002 contract expiration. The Company is carefully monitoring the status of the union contract, however, if a strike or lockout does occur, it could have a material impact on the Company’s net sales for the third and fourth quarters of 2002.

The Company is dependent upon information technology systems in many aspects of its business.  Beginning in the first quarter of 2002, the Company began a project to implement a new packaged computer software system for the Company and its wholly-owned subsidiaries.  The Company’s current custom software, that has been utilized to operate and manage its business, and other third party software systems will be replaced using a strategic and phased approach.  During the second quarter of 2002, the Company converted its second United States distribution facility and Canadian distribution facility to a new warehouse management system.  The Company has not experienced any significant business disruptions related to the replacement of these systems and anticipates that the replacement of its current systems will not have a material adverse impact on its financial condition or results of operations.

Liquidity and Capital Resources

As of June 30, 2002, the Company had cash, cash equivalents, marketable securities and other investments of $263,474,000 compared to cash and cash equivalents and marketable securities of $243,053,000 at December 31, 2001.

As of June 30, 2002 and December 31, 2001, the Company had marketable securities and other investments of $160,575,000 and $94,181,000 respectively, included in the amounts above.  As of June 30, 2002 these investments consist of U.S. government obligations, municipal obligations, preferred stock mutual funds and an equity investment in a limited partnership which primarily invests in mortgage-backed securities.  The objective of the investment portfolio is to maximize after-tax returns while minimizing risk.  The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

Working capital requirements during the three months ended June 30, 2002 were met entirely through internally generated funds.  The Company anticipates capital expenditure requirements for 2002 to be approximately $18,000,000, primarily for systems development and costs related to leasehold improvements in its new facility in the United Kingdom. Capital expenditures for the three and six months ended June 30, 2002 were $7,100,000 and $9,800,000, respectively.  The Company remains in a highly liquid position and believes that the resources available from cash and cash equivalents, marketable securities and other investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The new facility in the United Kingdom, referenced above, was constructed by, and is being leased from an entity controlled by Russell Berrie, one of the Company's directors, who is also Chairman of the Company and a significant shareholder.  The lease, commencing in June 2002, is for a term of twenty years and includes a tenant's option to break at the end of the tenth year.  Annual rental is approximately $1,600,000 with rent reviews at the end of every fifth year of the lease, adjusted to an open market rental value.

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

As of June 30, 2002, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During the three months ended June 30, 2002, the Company did not repurchase any shares. During the six months ended June 30, 2002, the Company repurchased 7,300 shares for $214,000.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that could possibly have a material adverse impact on the Company’s results of operations and cash flows.  See Note 6 of the Notes to Consolidated Financial Statements for information regarding specific litigation.

Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes.  There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan, including, but not limited to, real property, tangible personal property, inventory, most accounts receivable, designated contracts, intellectual property rights, governmental authorizations and intangible rights. The assets acquired will continue to be used by the Company in Sassy's business. In addition to the Sassy brand, the Company also gained distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria. The Company paid approximately $45,000,000 in cash from the Company’s own internal funds for privately-held Sassy based on Sassy's current and projected earnings before interest, taxes, depreciation and amortization, and working capital. Additional consideration in the form of cash, not expected to exceed $5,000,000, may become payable based on future performance and other measurements. Sassy had sales of approximately $44,000,000 for the year ended December 31, 2001. The acquisition did not have any impact on the Company’s results of operations, financial condition or cash flows for the three and six months ended June 30, 2002.

Recently Issued Accounting Standards

The information set forth in Part I, Financial Information, Item 1, "Notes to Consolidated Financial Statements, Note 7 - "Recently Issued Accounting Standards," of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

Critical Accounting Policies

As of June 30, 2002, there have been no changes in the Company's critical accounting policies from those previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, the ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the Company’s new business ventures, including, but not limited to, the Company's ability to successfully integrate the business of Sassy, Inc. into its existing business, the ability to grow its direct sales force, changes in foreign currency exchange rates, issues related to the Company’s computer systems, possible delays in the importation of inventory if a strike or lockout of the ILWU occurs, the current and future outlook of the global retail market and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, there have been no material changes in the Company’s market risks from December 31, 2001.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements, Note 6 — Litigation,”  of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2002, the registrant held its annual meeting of shareholders. Each of the eleven nominated directors was elected without contest. No other matters were brought before the shareholders at the annual meeting. The votes for or the votes withheld for each of the nominees for director were as follows:

Nominee	For	Withheld
Raphael Benaroya	18,410,163	786,162
Angelica Berrie	18,410,123	786,202
Russell Berrie	16,863,213	2,333,112
Carl Epstein	18,662,805	533,520
Ilan Kaufthal	18,433,717	762,608
Charles Klatskin	18,403,548	792,777
Joseph Kling	18,431,774	764,551
William A. Landman	18,433,717	762,608
Sidney Slauson	18,653,024	543,301
Benjamin J. Sottile	18,665,363	530,962
Josh S. Weston	18,432,732	763,593

ITEM 5.  OTHER INFORMATION

The information set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements, Note 8 - “Subsequent Event,” of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits to this Quarterly Report on Form 10-Q.

	Exhibit No.	Description
2.1

Asset Purchase Agreement by and among RBSACQ, Inc. and  Sassy, Inc. and its shareholders dated  July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.

b)	During the quarter ended June 30, 2002, the following current report on Form 8-K was filed by the Company:

	(1)	On April 16, 2002, the Company filed a current report on Form 8-K with respect to Item 4 thereof, “Changes in Registrant’s Certifying Accountant.”

Items 2 and 3 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date August 7, 2002		John D. Wille
Vice President and
Chief Financial Officer