Form 10-Q
period 2002-09-30
RUSS BERRIE & CO INC
filed 2002-11-15
CIK 739878

RUSS®

Russ Berrie and Company, Inc.

111 Bauer Drive, Oakland, NJ 07436

(201) 337-9000 (800) 631-8465

November 13, 2002

Jonathan G. Katz

Secretary

Securities and Exchange Commission

450 Fifth Street, N.W.

Washington, D.C.  20549

Re:  Russ Berrie and Company, Inc. — Certification of Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Dear Secretary Katz:

Enclosed on behalf of the Chief Executive Officer and Chief Financial Officer of Russ Berrie and Company, Inc., please find one (1) original and one (1) copy of each of the following documents:

1.  Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002; and

2.  Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Please file stamp the enclosed copy of this letter and the enclosed copy of each Certification and return them to my attention.

Very truly yours,

/s/ John D. Wille
John D. Wille
Vice President and
Chief Financial Officer

RUSS®

Russ Berrie and Company, Inc.

111 Bauer Drive, Oakland, NJ 07436

(201) 337-9000 (800) 631-8465

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

REQUIRED BY THE SECTION 906 SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Russ Berrie and Company, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Russell Berrie, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2002

/s/ Russell Berrie
Russell Berrie
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

REQUIRED BY THE SECTION 906 SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Russ Berrie and Company, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Wille, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2002

/s/ John D. Wille
John D. Wille
Vice President and
Chief Financial Officer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 4, 2002 was as follows:

CLASS	OUTSTANDING AT November 4, 2002

Common Stock, $0.10 stated value

20,474,123

RUSS BERRIE AND COMPANY, INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001

b)	Consolidated Statement of Income for the three months and the nine months ended September 30, 2002 and 2001

c)	Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and 2001

d)	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

1.  Certification of Chief Executive Officer Required by  Section 302 of the Sarbanes-Oxley Act of 2002

2.  Certification of Chief Financial Officer Required by Section 302 of the Sarbanes-Oxley Act of 2002

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	September 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$83,889	$148,872
Marketable securities and other investments	122,190	94,181
Accounts receivable, trade, less allowances of $3,672 in 2002 and $3,454 in 2001	92,020	63,481
Inventories — net	42,226	37,374
Prepaid expenses and other current assets	4,947	4,550
Deferred income taxes	6,772	6,705
Total current assets	352,044	355,163

Property, plant and equipment — net	39,200	24,623
Inventories — long term, net	—	2,284
Goodwill	28,328	212
Other assets	4,647	4,362
Total assets	$424,219	$386,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,047	$5,376
Accrued expenses	27,006	20,003
Accrued income taxes	7,541	6,848
Total current liabilities	42,594	32,227
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2002, 26,106,163 shares; 2001, 25,862,364 shares	2,611	2,587
Additional paid in capital	78,956	73,794
Retained earnings	410,659	392,272
Accumulated other comprehensive income (loss)	(391)	(4,165)
Unearned compensation	—	(75)
Treasury stock, at cost (5,639,314 shares at September 30, 2002 and 5,632,014 shares at December 31, 2001)	(110,210)	(109,996)

Total shareholders’ equity	381,625	354,417

Total liabilities and shareholders’ equity	$424,219	$386,644

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001

Net sales	$95,740	$87,441	$239,384	$224,648

Cost of Sales	41,893	38,808	106,651	100,736

Gross profit	53,847	48,633	132,733	123,912

Selling, general and administrative expense	30,931	27,887	90,525	85,864

Investment and other income-net	1,216	1,677	5,775	6,171

Income before income taxes	24,132	22,423	47,983	44,219

Provision for income taxes	6,533	5,981	13,675	13,192

Net income	$17,599	$16,442	$34,308	$31,027

Net income per share:
Basic	$0.86	$0.82	$1.68	$1.55
Diluted	$0.86	$0.81	$1.67	$1.53

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
Cash flows from operating activities:
Net income	$34,308	$31,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,609	2,998
Provision for accounts receivable reserves	3,672	1,623
Other	904	1,641
Changes in assets and liabilities net of effects from purchase of Sassy, Inc.:
Accounts receivable	(23,199)	(23,872)
Inventories — net	5,273	8,598
Prepaid expenses and other current assets	(255)	1,468
Other assets	85	31
Accounts payable	1,097	(157)
Accrued expenses	5,015	(324)
Accrued income taxes	693	402
Total adjustments	(3,106)	(7,592)
Net cash provided by operating activities	31,202	23,435

Cash flows from investing activities:
Purchase of marketable securities	(156,320)	(69,696)
Proceeds from sale of marketable securities	127,489	88,310
Proceeds from sale of property, plant and equipment	—	59
Capital expenditures	(13,006)	(2,096)
Payment for purchase of Sassy, Inc.	(46,100)	—
Net cash (used in) provided by investing activities	(87,937)	16,577

Cash flows from financing activities:
Proceeds from issuance of common stock	5,186	7,319
Dividends paid to shareholders	(15,921)	(14,452)
Purchase of treasury stock	(214)	(1,908)
Net cash (used in) financing activities	(10,949)	(9,041)

Effect of exchange rate changes on cash and cash equivalents	2,701	(629)
Net (decrease) increase in cash and cash equivalents	(64,983)	30,342
Cash and cash equivalents at beginning of period	148,872	77,794
Cash and cash equivalents at end of period	$83,889	$108,136

Cash paid during the period for:
Interest	$20	$148
Income taxes	$12,982	$12,790

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

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business, which includes the Company’s recent acquisition of Sassy, Inc. The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home décor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries.  The Company’s non-core businesses design and market  functional consumer products sold at comparable price points with comparable gross margins to consumers, primarily in the United States, through mass marketers and includes the Company’s wholly-owned subsidiaries, Sassy, Inc. and Bright of America, Inc.

Net income in the Consolidated Statement of Income and the Consolidated Statement of Cash Flows included non-cash income of $153,000 and $164,000, after tax, relating to the impact of the 2000 stock option repricing for the three months ended September 30, 2002 and 2001, respectively, and non-cash charges of $32,000 and $736,000, after tax, relating to the impact of the 2000 stock option repricing for the nine months ended September 30, 2002 and 2001, respectively.

This report on Form 10-Q for the three and nine months ended September 30, 2002 should be read in conjunction with the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, and June 30, 2002, and its Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company has an investment in a limited partnership which manages a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation.  This investment is accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to a non-cash loss of  $599,000 and non-cash income of $97,000 for the three and nine months ended September 30, 2002, respectively, is included in investment and other income-net in the Consolidated Statement of Income.  As of September 30, 2002, the Company’s investment in this limited partnership amounted to $23,099,000 and is included in marketable securities and other investments in the Consolidated Balance Sheet.

NOTE 3 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Average common shares outstanding	20,452,000	20,162,000	20,401,000	20,060,000

Dilutive effect of common shares issuable under stock option plans	103,000	186,000	124,000	170,000
Average common shares outstanding assuming dilution	20,555,000	20,348,000	20,525,000	20,230,000

There were no stock options outstanding at September 30, 2002 or September 30, 2001, which were not included in the computation of earnings per common share assuming dilution because none of the options’ exercise prices were greater than the average market price of the common shares.

NOTE 4 - DIVIDENDS

Cash dividends of $5,318,000 ($0.26 per share) were paid on August 30, 2002 to shareholders of record of the Company’s Common Stock on August 16, 2002.  Cash dividends of $15,921,000 ($0.26 per share per quarter) were paid in the nine months ended September 30, 2002.

Cash dividends of $4,842,000 ($0.24 per share) were paid on August 31, 2001 to shareholders of record of the Company’s Common Stock on August 17, 2001.  Cash dividends of $14,452,000 ($0.24 per share per quarter) were paid in the nine months ended September 30, 2001.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock,  payment of dividends and unearned compensation, is reconciled to net income for the three months and the nine months ended September 30, 2002 and 2001 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$17,599,000	$16,442,000	$34,308,000	$31,027,000
Other comprehensive income (loss), (net of taxes):
Foreign currency translation adjustments	(688,000)	924,000	3,285,000	(1,002,000)

Net unrealized gain (loss) on securities available-for-sale	(141,000)	1,040,000	(61,000)	1,885,000
Net unrealized gain (loss) on foreign currency forward exchange contracts	(146,000)	317,000	550,000	920,000
Other comprehensive income (loss)	(975,000)	2,281,000	3,774,000	1,803,000

Comprehensive income	$16,624,000	$18,723,000	$38,082,000	$32,830,000

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

As previously reported in the Company’s Report on Form 10-Q for the quarters ended March 31, and June 30, 2002, an action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs and unfair competition under common law.  The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses.  On December 3, 2001, a preliminary injunction was issued by the District Court which, as subsequently modified, prohibited the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after a date specified by the court.  The issuance of the preliminary injunction was appealed by the Company to the Third Circuit Court of Appeals. On May 14, 2002, the appeals court vacated the preliminary injunction, and the matter was remanded to the District Court. The Company believes it has substantial defenses to the allegations. In 2002, the sale of troll products represented less than one-half of one percent of the Company’s net sales.  As of December 31, 2001 in response to the issuance of the preliminary injunction, the Company had segregated the amount of its troll products inventory and recorded such inventory as a long-term asset in the Company’s Consolidated Balance Sheet. As a result of the vacation of the preliminary injunction, such inventory is no longer segregated or classified as a long-term asset.  The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the financial condition of the Company.

NOTE 7 - AQUISITION

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan, including, but not limited to, real property, tangible personal property, inventory, most accounts receivable, designated contracts, intellectual property rights, governmental authorizations and intangible rights. The assets acquired will continue to be used by the Company in Sassy’s business. In addition to the Sassy brand, the Company also gained distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria. The Company purchased privately held Sassy, Inc. for approximately $46,100,000 (including acquisition costs and the estimated working capital adjustment) from the Company’s own internal funds based on Sassy’s current and projected earnings before interest, taxes, depreciation and amortization, and working capital. Additional payments, not expected to exceed $4,300,000, may become payable based on future performance and other measurements. Sassy, Inc. had sales of approximately $44,000,000 for the year ended December 31, 2001. The results of operations of Sassy, Inc. are included in the Company’s Consolidated Statement of Income since July 26, 2002.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in process of obtaining third-party valuations of property, plant and equipment and certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

At July 26, 2002
(000’s)
Current assets	$16,995
Property, plant and equipment	4,552
Goodwill	28,116
Total assets acquired	49,663

Current liabilities	3,563
Total liabilities assumed	3,563
Net assets acquired	$46,100

All of the purchase price in excess of the net identifiable assets acquired has been assigned to Goodwill, pending the completion of the third party valuation of certain intangible assets, and the Company believes that any significant intangible assets identified and valued upon the completion of the third party valuation will have an indefinite life. The goodwill was assigned to the non-core segment. Until the third party valuation has been completed, the amount expected to be deductible for tax purposes can not be determined.

The following unaudited pro forma consolidated results of operations for the three months and nine months ended September 30, 2002 and 2001 assume the acquisition of Sassy, Inc. occurred as of January 1 of each period.

In thousands (000’s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$98,597	$98,708	$265,865	$256,784
Net income	$17,900	$17,403	$36,420	$33,502

Net income per share:
Basic	$0.88	$0.86	$1.79	$1.67
Diluted	$0.87	$0.86	$1.77	$1.66

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2002 are as follows:

In thousands (000’s)	Core	Non-core
	Segment	Segment	Total
Balance as of January 1, 2002	––	$212	$212
Goodwill acquired during year	––	$28,116	$28,116
Balance as of September 30, 2002	––	$28,328	$28,328

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144.

Statement No. 142 requires the annual testing for the impairment of goodwill at a reporting unit level. The Company identified its reporting units under Statement No. 142 as the core segment and the non-core segment.  The Company has established the first day of its third fiscal quarter as the Company’s annual imparirment test date and will test its goodwill on that date each year unless circumstances arise prior to that date indicating that impairment may exist.

NOTE 8 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

Since July 26, 2002, due to the Company’s acquisition of Sassy, Inc., it now has two reportable segments- (1) its core business and (2) its non-core business, whereas, previously, the Company had only one reportable segment. As a result, the Company has reclassified the prior year’s single segment information to be consistent with the current period’s presentation. The segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations. Income before income taxes for each segment includes each segments respective operating costs such as cost of sales and selling, general and administrative expenses. All transactions between segments have been eliminated and are not included in the table below. There are no intersegment revenues to eliminate.

The information set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements,” Note 1 - “Interim Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Core
Net sales	$83,761	$83,310	$223,077	$215,340
Income before income taxes	22,258	21,484	45,465	42,495

Non-core
Net sales	11,979	4,131	16,307	9,308
Income before income taxes	1,874	939	2,518	1,724

Consolidated
Net sales	95,740	87,441	239,384	224,648
Income before income taxes	24,132	22,423	47,983	44,219

Additionally, total assets of each segment were as follows:

	September 30, 2002	December 31, 2001

Core	359,857	375,217
Non-core	64,362	11,427

Total	424,219	386,644

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financials Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”)  No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business, which includes the Company’s recent acquisition of Sassy, Inc. The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home décor products to retail stores throughout the United States and countries throughout the world.  The Company’s non-core businesses design and market functional consumer products sold at comparable price points with comparable gross margins to consumers, primarily in the United States, through mass marketers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER  30, 2002 AND SEPTEMBER  30, 2001

The Company’s consolidated net sales for the three months ended September 30, 2002 increased 9.5% to $95,740,000 compared to net sales of $87,441,000 for the three months ended September 30, 2001. The increase in net sales was primarily attributable to the Company’s non-core segment, specifically, from sales generated by Sassy, Inc., whose results of operations are included since its acquisition on July 26, 2002. Consolidated net sales for the third quarter excluded approximately $7,700,000 and $6,000,000, for the three months ended September 30, 2002 and 2001, respectively, of shipments related to Christmas merchandise that the Company historically shipped in the third quarter, however, had shipped to certain customers in June due to early product availability. The Company anticipates this trend to continue in future years.

The Company’s net sales for its core segment for the three months ended September 30, 2002 increased slightly to $83,761,000 as compared to $83,310,000 for the three months ended September 30, 2001. This was primarily the result of the Company’s sales growth in its international subsidiaries, offset, in part, by the Company’s core domestic net sales being adversely affected by the weakened retail spending and current United States economy.

The Company’s net sales for its non-core segment for the three months ended September 30, 2002, increased 190% to $11,979,000 as compared to $4,131,000 for the three months ended September 30, 2001. The increase was due to the Company’s acquisition of Sassy, Inc., whose results of operations are included since July 26, 2002.

Consolidated cost of sales were 43.8% of net sales for the three months ended September 30, 2002 as compared to 44.4% for the same period in 2001. This decrease primarily reflects higher gross profit margins on sales of certain of the Company’s core product line concepts, lower relative volumes being distributed through other than normal channels, a lower reserve required on the Company’s core inventory, offset, in part, by the addition of Sassy, Inc.

Cost of sales for the Company’s core segment for the three months ended September 30, 2002, decreased to 40.8% of net sales for such segment as compared to 43.5% for the same period in 2001. This decrease primarily reflects higher gross profit margins on sales of certain of the Company’s core product line concepts, lower relative volumes being distributed through other than normal channels and a lower reserve required on the Company’s core inventory.

Cost of sales for the Company’s non-core segment for the three months ended September 30, 2002, increased to 64.4% of net sales for such segment as compared to 62.2% for the same period in 2001. This increase primarily reflects the addition of Sassy, Inc.

13

Consolidated selling, general and administrative expense was $30,931,000 or 32.3% of net sales for the three months ended September 30, 2002 compared to $27,887,000 or 31.9% of net sales for the three months ended September 30, 2001, an increase of $3,044,000 or 10.9% compared to the same period in the prior year.  The increase in selling, general and administrative expense is due primarily to the Company’s strategic investment in new business ventures, primarily Russ Home, Inc., and the continued expansion of its worldwide salesforce for its core segment and the addition of Sassy, Inc. to its non-core segment.

Investment and other income of $1,216,000 for the three months ended September 30, 2002 compares to $1,677,000 for the three months ended September 30, 2001.  This decrease is due primarily to foreign exchange losses recognized by the Company’s international subsidiaries in its core segment.

The consolidated provision for income taxes as a percent of income before income taxes for the three months ended September 30, 2002 was 27.1% compared to 26.7% in the same period for the prior year.

Consolidated net income for the three months ended September 30, 2002 of $17,599,000 compared to consolidated net income of $16,442,000 for the same period last year, representing an increase of 7.0%.  The increase in net income was primarily the result of higher gross profits due to increased sales volumes, resulting from the addition of Sassy, Inc. to the Company’s non-core segment and a higher margin product mix in the Company’s core segment, offset, in part, by increased consolidated selling, general and administrative expense and lower investment and other income in the Company’s core segment, as described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER  30, 2002 AND SEPTEMBER  30, 2001

The Company’s consolidated net sales for the nine months ended September 30, 2002 increased 6.6% to $239,384,000 compared to consolidated net sales of $224,648,000 for the nine months ended September 30, 2001. This net sales increase was primarily attributable to the Company’s non-core segment, specifically, from sales generated by Sassy, Inc., whose results of operations are included since its acquisition on July 26 2002, and the sales growth of the Company’s core segment in its domestic, European and Australian markets.

Cost of sales for the Company’s core segment were 43.2% of net sales for such segment for the nine months ended September 30, 2002 as compared to 44.1% for the nine months ended September 30, 2001. Cost of sales for the Company’s non-core segment were 63.0% of net sales for such segment for the nine months ended September 30, 2002 as compared to 62.3% for the nine months ended September 30, 2001. Consolidated cost of sales were 44.6% of net sales for the nine months ended September 30, 2002 and were slightly lower as compared to 44.8% for the same period in 2001. Included in consolidated cost of sales for the nine months ended September 30, 2002 was a charitable donation of certain of the Company’s Troll inventory. Excluding the net impact of this donation, consolidated cost of sales were 44.0% of net sales compared to 44.8% for the same period of 2001. This decrease primarily reflects higher gross profit margins on sales of certain of the Company’s core product line concepts, lower relative volumes being distributed through other than normal channels, lower reserve provisions required on the Company’s core inventory, offset, in part, by the addition of Sassy, Inc. to the Company’s non-core segment.

Consolidated selling, general and administrative expense was $90,525,000 or 37.8% of net sales for the nine months ended September 30, 2002 compared to $85,864,000 or 38.2% of net sales for the nine months ended September 30, 2001.  Excluding the unfavorable impact of the 2000 stock option repricing, which amounted to a charge of $49,000 for the first nine months of 2002 and $1,132,000 in the first nine months of 2001, consolidated selling, general and administrative expense increased $5,744,000, or 6.8%,  for the nine months ended September 30, 2002 from the same period in the prior year. This increase in selling, general and administrative expense is due primarily to the Company’s strategic investment in new business ventures, primarily Russ Home Inc., costs related to its new facility in the United Kingdom, the continued expansion of its worldwide salesforce, the development of new products for its core segment and the addition of Sassy, Inc. to its non-core segment, offset, in part, by a decrease in showroom related costs to its core segment.

Investment and other income of $5,775,000 for the nine months ended September 30, 2002 compares to $6,171,000 for the nine months ended September 30, 2001. This decrease was primarily the result of lower investment income, offset, in part, by lower foreign exchange losses in the Company’s core segment.

The consolidated provision for income taxes as a percent of income before taxes for the nine months ended September 30, 2002 was 28.5% compared to 29.8% in the same period for the prior year.  This decrease in the effective income tax rate is due primarily to the income tax benefit of the charitable inventory donation in the Company’s results of operations for the quarter ended June 30, 2002, offset, in part, by lower tax advantaged investment income.

Consolidated net income for the nine months ended September 30, 2002 of $34,308,000 compared to consolidated net income of $31,027,000 for the same period last year, representing an increase of 10.6%.  Excluding the unfavorable impact of the 2000 stock option repricing, which amounted to a charge of $32,000, after tax, for the first nine months of 2002, and a charge of $736,000, after tax, for the first nine months of  2001, net income would have increased 8.1%.  The increase in consolidated net income was primarily the result of higher gross profits due to increased sales volumes, primarily resulting from the acquisition of Sassy, Inc., and a higher margin product mix in the Company’s core segment, offset, in part, by increased consolidated selling, general and administrative expense and lower investment and other income in the Company’s core segment, as described above.

The International Longshoreman Workers Union’s (ILWU) contract with the Pacific Maritime Association expired at midnight on July 1, 2002 and has not yet been renewed. Subsequent to failed negotiations a lockout ensued on September 27, 2002 which stopped the flow of goods to ports on the West Coast for 11 days until a federal judge issued an injunction on October 8, 2002 under the Taft-Hartley Act, prompting the re-opening of the ports for up to 80 days. This act mandates that a Federal Mediator participate in all aspect of contract negotiations. In the event that a contract is not signed by the end of the 80-day period and absent any new legislation from Congress, a strike or lockout may resume.

To date, the lockout has not caused a delay in the Company’s Christmas or Valentines’ Day inventory receipts due to  preparations the Company had made earlier in the year in anticipation of the July 1, 2002 contract expiration. The Company is carefully monitoring the status of the union contract and the Company does not believe it will have a material impact on the Company’s net sales for its Easter, Everyday and Russ Home inventories for the fourth quarter of 2002, but could have a material impact on the Company’s net sales for the first quarter of 2003, should a strike or lockout resume.

The Company is dependent upon information technology systems in many aspects of its business.  Beginning in the first quarter of 2002, the Company began a project to implement a new packaged computer software system for the Company and its wholly-owned subsidiaries.  The Company’s current custom software, that has been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach. The Company has not experienced any significant business disruptions related to the replacement of these systems and anticipates that the replacement of its current systems will not have a material adverse impact on its financial condition or results of operations.

Liquidity and Capital Resources

As of September 30, 2002, the Company had cash, cash equivalents, marketable securities and other investments of $206,079,000 compared to cash and cash equivalents and marketable securities of $243,053,000 at December 31, 2001.

As of September 30, 2002 and December 31, 2001, the Company had marketable securities and other investments of $122,190,000 and $94,181,000 respectively, included in the amounts above. This increase is primarily a result of the Company’s investments of additional cash and cash equivalents in marketable securities and other investments. As of September 30, 2002 these investments consist of U.S. government obligations, municipal obligations, preferred stock, mutual funds and an equity investment in a limited partnership which primarily invests in mortgage-backed securities.  The objective of the investment portfolio is to maximize after-tax returns while minimizing risk.  The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan. The Company purchased privately held Sassy, Inc. for approximately $46,100,000  from the Company’s own internal funds.  Additional payments, not expected to exceed $4,300,000, may become payable based on future performance and other measurements.  Sassy, Inc., has sales of approximately $44,000,000 for the year ended December 31, 2001.

Working capital requirements during the three months ended September 30, 2002 were met entirely through internally generated funds.  The Company anticipates capital expenditure requirements for 2002 to be approximately $18,000,000, primarily for systems development and costs related to leasehold improvements in its new facility in the United Kingdom. Capital expenditures for the three and nine months ended September 30, 2002 were $3,200,000 and $13,000,000, respectively.  The Company remains in a highly liquid position and believes that the resources available from cash and cash equivalents, marketable securities and other investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

The new facility in the United Kingdom, referenced above, was constructed by, and is being leased from an entity controlled by Russell Berrie, one of the Company’s directors, who is also Chairman and Chief Executive Officer of the Company and a significant shareholder.  The lease, which commenced in June 2002, is for a term of twenty years and includes a tenant’s option to terminate the lease at the end of the tenth year.  Annual rental is approximately $1,600,000 with rent reviews at the end of every fifth year of the lease, adjusted to an open market rental value.

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

As of September 30, 2002, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During the three months ended September 30, 2002, the Company did not repurchase any shares. During the nine months ended September 30, 2002, the Company repurchased 7,300 shares for $214,000.

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

Recently Issued Accounting Standards

The information set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements, Note 9 - “Recently Issued Accounting Standards”, of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

Critical Accounting Policies

As of  September 30, 2002, there have been no changes in the Company’s critical accounting policies from those previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, the ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products, issues related to the Company’s new business ventures, including, but not limited to, the Company’s ability to successfully integrate the business of Sassy, Inc. into its existing business, the ability to grow its direct sales force, changes in foreign currency exchange rates, issues related to the Company’s computer systems, possible delays in the importation of inventory if a strike or lockout of the ILWU occurs, the current and future outlook of the global retail market and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, there have been no material changes in the Company’s market risks from December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d -14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements, Note 6 — Litigation,”  of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	There are no exhibits to this Quarterly Report on Form 10-Q.

b)	During the quarter ended September 30, 2002, no reports on Form 8-K were filed by the Company.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date November 13, 2002		John D. Wille
Vice President and
Chief Financial Officer

CERTIFICATIONS

I, Russell Berrie, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Russ Berrie and Company, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Russell Berrie
Russell Berrie
Chief Executive Officer

CERTIFICATIONS

I, John D. Wille, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Russ Berrie and Company, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ John D. Wille
John D. Wille
Vice President and Chief Financial Officer