Form 10-K
period 2002-12-31
RUSS BERRIE & CO INC
filed 2003-03-31
CIK 739878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8681

RUSS BERRIE AND COMPANY, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State of or other jurisdiction of incorporation or organization)	22-1815337 (I.R.S. Employer Identification Number)
111 Bauer Drive, Oakland, New Jersey (Address of principal executive offices)	07436 (Zip Code)
Registrant's Telephone Number, Including Area Code: (201) 337-9000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.10 stated value	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒              No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filter (as defined in Exchange Act Rule 12b-2). Yes ☒             No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2002 was $354,801,102 and on March 7, 2003 was $325,047,219.

        The number of shares outstanding of each of the Registrant's classes of common stock, as of March 7, 2003, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	20,550,319

Documents Incorporated by Reference

        Certain portions of the Registrant's definitive Proxy Statement, relating to Registrant's Annual Meeting of Shareholders to be held on May 7, 2003 (the "2003 Proxy Statement"), are incorporated by reference into Part III of this report.

PART I

ITEM 1.  BUSINESS

        Russ Berrie and Company, Inc is a leading designer, importer, marketer and distributor of gift, home décor, infant and functional consumer products with annual net sales of $321 million in 2002. The term "Company" refers to Russ Berrie and Company, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

        Russ Berrie and Company was founded in 1963 by the late Mr. Russell Berrie and in 2003 is celebrating its 40th year of business. The Company was incorporated in New Jersey in 1966 and its common stock has been traded on the New York Stock Exchange under the symbol "RUS" since its initial public offering on March 29, 1984.

        All of our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website located at www.russberrie.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form-8-K, and any amendments to those reports. These reports and amendments are available through our website as soon as reasonable practicable after we electronically file such reports or amendments with the SEC. To access our SEC reports or amendments, log onto our website and click onto the word "Investors Relations" on the menu and then onto the "SEC filings" link provided under "Investor News".

        The Company maintains its principal executive offices at 111 Bauer Drive, Oakland, New Jersey along with its flagship 18,000 square foot showroom and also maintains satellite showrooms in Atlanta, Chicago, Dallas, Denver, Los Angeles, Miami, and Seattle domestically and internationally in Australia, Canada, England and Hong Kong. The Company's wholly-owned subsidiaries are located worldwide with distribution centers situated in key locations in New Jersey, California, Michigan, West Virginia, Canada, the United Kingdom and Australia. The Company's telephone number is (201) 337-9000.

        The Company operates in two segments which consist of the Company's core gift business and the Company's non-core business, which includes the Company's July 26, 2002 acquisition of Sassy, Inc. See Note 2 of the Notes to consolidated financial statements with respect to reclassification of the Company's reporting segments. The Company's core business designs, manufactures through third parties and markets a wide variety of gift and home décor products to retail stores throughout the United States and throughout the world via the Company's international wholly-owned subsidiaries and distributors. The Company's gift products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad and effective marketing of its products, efficient distribution, high product quality and commitment to customer service. In March 2003, the Company merged its wholly-owned subsidiary, Russ Home, Inc., which sells home accessory items, into its parent company, Russ Berrie and Company, Inc. within the core segment to leverage the Company's existing sales and operating infrastructure.

        The Company's non-core businesses design and market functional consumer products sold at comparable price points with comparable gross margins to each other and consists of Sassy, Inc. since its acquisition on July 26, 2002 and the Company's wholly-owned subsidiary Bright of America, Inc. These products are sold to consumers, primarily in the United States, through mass marketers. See note 3 of the Notes to the consolidated financial statements for a discussion regarding the acquisition of Sassy, Inc.

        The Company maintains a direct salesforce and distribution network to serve its customers in the United States, Europe, Canada and Australia. In countries where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold through distributors. See Note 17 of the Notes to Consolidated Financial Statements for information regarding segment and geographic information.

PRODUCTS

        The Company's core product line of approximately 7,100 gift and home décor products (including distinctive variations on basic product designs) is marketed under the trade names and trademark RUSS® and russhome™. This extensive line encompasses both seasonal and everyday products that focus on theme or concept groupings such as collectible heirloom bears, stuffed animals, wedding, anniversary and baby gifts, tabletop accessories and home décor, including home and garden accessories, glass, porcelain and ceramic gifts and contemporary lifestyle gifts and accessories. Extensive seasonal lines include products for all major holidays.

        Most of the Company's core gift products have suggested retail prices between $2.00 and $40.00. Product sales are highly diverse and, as such, no single core item represented more than 1% of the Company's core segment's net sales in 2002 or 1% of the Company's consolidated net sales in 2002.

        The Company's non-core product line of approximately 1,000 functional consumer products principally consists of infant and juvenile products that focus on children of the age group newborn to two years, under the trade name Sassy™, with concept groupings such as bath toys and accessories, developmental toys, feeding utensils and bowls, pacifiers, bottles, bibs, soft toys, mobiles and feeders. One of the Company's wholly-owned subsidiaries, Sassy, Inc., which is included in the Company's non-core business segment, benefits from United States distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria, a developer and manufacturer of children's products. The Company's non-core product line also includes products such as educational products, placemats, candles and home fragrance products, under the trade name Greenbrier\Scentex®.

        Most of the Company's non-core businesses' products have suggested retail prices between $1.00 and $20.00. Product sales are highly diverse and, as such, no single non-core item represented more than 6% of the Company's non-core segment's net sales in 2002 or 1% of the Company's consolidated net sales in 2002.

DESIGN AND PRODUCTION

        The Company has a continuing program of new product development. The Company designs most of its own core and non-core products and then generally evaluates consumer response in selected unaffiliated retail stores and consumer focus groups. Items are added to the product line only if they can be obtained and marketed on a basis that meets the Company's profitability standards.

        The Company believes that the breadth of its core and non-core product lines and the continuous development of new products are key elements to its success and that it is capable of designing and producing large numbers of new products annually.

        The Company has approximately 198 employees responsible for its core and non-core product development and design located in the United States and in the Far East. Generally, a new design is brought to market in less than nine months after a decision is made to produce the product. Sales of the Company's products are, in large part, dependent on the Company's ability to identify and react quickly to changing consumer preferences and to effectively utilize its sales and distribution systems to bring new products to market.

        The Company engages in market research and test marketing to evaluate consumer reactions to its products. Research into consumer buying trends often suggests new products. The Company assembles information from retail stores, the Company's salesforce, focus groups and the Company's own Product Development department. The Company continually analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line.

        Substantially all of the Company's core and non-core products are produced by independent manufacturers, generally in the Far East, under the quality review of the Company's personnel. During 2002, approximately 91% of the Company's products were produced in the Far East, approximately 5% in the United States and approximately 4% in other foreign countries. Purchases in the United States predominantly consist of displays, corrugated and retail packaging items, plastic feeding items, candles and placemats.

        The Company utilizes approximately 100 manufacturers in the Far East, with facilities primarily in the People's Republic of China ("PRC"). During 2002, approximately 89% of the Company's dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys "permanent normal trade relations" ("PNTR") status under US tariff laws, which provides a favorable category of US import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

        A significant portion of the Company's staff of approximately 290 employees in Hong Kong, Taiwan and Korea, and the cities of Shenzhen and Qingdao in the PRC monitor the production process with responsibility for the quality, safety and prompt delivery of the Company's core and non-core products as well as design and product development as described earlier. Members of the Company's Far East staff make frequent visits to the manufacturers for which they are responsible. Certain of the Company's manufacturers sell exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company's products and sources of raw materials. In 2002, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 8% of such purchases and the five largest suppliers accounted for approximately 32% in the aggregate.

MARKETING

        The Company's core business products are marketed primarily through its own direct salesforce of approximately 569 full-time employees as of December 31, 2002. The Company's core business maintains a telemarketing department which is responsible for servicing the Company's smaller customers. The Company's core products are sold directly to retail customers in the United States and in certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, department stores military post exchanges and internet companies. During 2002, the Company sold core products to more than 58,000 customers worldwide. No single customer in the Company's core segment accounted for more than 2% of the Company's consolidated net sales.

        The Company's non-core segment's products are marketed through its own direct salesforce of approximately 11 full-time employees as of December 31, 2002 and through independent manufacturers' representatives to retail customers in the United States including, but not limited to, mass merchandisers, toy specialty, food, drug and independent retailers, apparel stores and military post exchanges. During 2002, the Company sold non-core products to more than 500 customers worldwide. No single customer in the Company's non-core segment accounted for more than 2% of the Company's consolidated net sales, however, the Company's non-core segment is dependent on several customers, the loss of one could have a material impact on the non-core segment's net sales.

        The Company reinforces the marketing efforts of its core and non-core segment's salesforce through an active promotional program, including showrooms, participation in trade shows, trade and consumer advertising and a program of seasonal and theme based catalogs. The Company maintains a marketing plan which recognizes its most valued core segment customers as "Preferred Partners", based upon attainment of certain sales levels, and offers them special benefits and privileges including, but not limited to, access to exclusive product offerings and dedicated customer service representatives.

        The Company believes that effective packaging and merchandising of its core and non-core products lines are also very important to its marketing success. Many products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then recycled or discarded when all the products have been sold. The Company also offers to its customer's semi-permanent freestanding lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company's products at retail locations.

        The Company believes that customer service is another essential component of its marketing strategy and therefore has established a Customer Service Department that responds to customer requests, investigates and resolves problems and generally assists customers.

        The Company believes its general terms of sale are competitive and provides extended payment terms to its core segment's customers, which do not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasonal items. The Company has a general policy that all sales are final and does not sell on consignment.

        The Company also maintains a direct salesforce and distribution network to serve its core segment's customers in England, Holland, Belgium, Ireland, Spain, Germany, Austria, Canada, France and Australia. Where the Company does not maintain a direct salesforce and distribution network, the Company's core segment's products are sold worldwide through distributors. The Company's Consolidated foreign sales, including export sales from the United States, aggregated $112,898,000, $109,446,000, and $104,886,000 for the years ended December 31, 2002, 2001and 2000, respectively. See Note 17 of the Notes to Consolidated Financial Statements for additional geographic and segment information.

DISTRIBUTION

        The Company's core customers are located in the United States and throughout the world and are principally served through U.S. distribution centers in South Brunswick, New Jersey, and Petaluma, California each of which receives products directly from suppliers and then distributes such products to the Company's core customers.

        The Company also maintains distribution facilities in the Toronto, Canada area, in Southampton, England and the Sydney, Australia area, to serve its core customers in Canada, Europe and Australia, respectively. In June 2002, one of the Company's wholly-owned subsidiaries, Russ Berrie (U.K.) Limited, occupied a new facility, in the United Kingdom. The new facility replaced two facilities maintained by the Company in Southampton, England. The lease, which commenced in April 2002 is for a term of twenty years and includes a tenant's option to terminate the lease at the end of the tenth year. Annual base rental is approximately $1,600,000 with rent reviews at the end of every fifth year of the lease, adjusted to an open market rental value. The Company generally uses common carriers to distribute its products to its customers. See ITEM 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

        The Company's non-core customers are located primarily in the United States and are served by distribution centers in Grand Rapids, Michigan and Summersville, West Virginia.

SEASONALITY

        In addition to its everyday products, the Company's core segment produces specially designed products for holiday seasons which include: Christmas/Chanukah, Easter, Valentine's Day, Father's Day, Halloween/Thanksgiving, Mother's Day, St. Patrick's Day and Graduation/Secretary's Day.

        During 2002, core items specially designed for individual seasons accounted for approximately 45% of the Company's consolidated net sales; no individual season accounted for more than 18% of the Company's consolidated net sales.

        The following table sets forth the Company's consolidated quarterly sales as a percentage of the consolidated annual sales during 2002, 2001 and 2000.

	QUARTERLY SALES
	2002		2001		2000
Quarter Ended
	Sales	%	Sales	%	Sales	%
	(In Thousands)
March 31	$77,602	24.1	$75,929	25.8	$78,279	26.0
June 30	$66,042	20.6	$61,278	20.8	$57,574	19.2
September 30	$95,740	29.8	$87,441	29.7	$97,251	32.3
December 31	$81,971	25.5	$69,643	23.7	$67,697	22.5

        The pattern of the Company's core segment sales is influenced by the shipment of seasonal merchandise. The Company had historically shipped the majority of orders each year for Christmas in the quarter ended September 30, for Valentine's Day in the quarter ended December 31 and for Easter in the quarter ended March 31. The Company's non-core segment is not significantly influenced by shipments of seasonal merchandise.

        The Company has historically had higher profit margins in the quarter ended September 30 as a result of the economies of scale which accompany the higher sales volume. Included in the quarter ended June 30, 2002 and June 30, 2001 was approximately $7,700,000 and $6,000,000, respectively, of shipments related to Christmas merchandise that had typically been shipped in the quarter ended September 30, but has been shipped to certain customers in June due to early product availability. The Company anticipates this trend to continue in future years.

BACKLOG

        It is characteristic of the Company's core business segment that orders for seasonal merchandise are taken in advance of shipment and the Company's core segment represents 90% of the Company's backlog at December 31, 2002. The Company's non core segment is not significantly influenced by shipments of seasonal merchandise. The Company's consolidated backlog at December 31, 2002 and December 31, 2001 was $33,641,000 and $24,068,000, respectively. It is expected that significantly all of the Company's backlog at December 31, 2002 will be shipped during 2003.

COMPETITION

        The Company's core and non core segments operate in highly competitive industries. The Company believes that its principal competitive factors are its marketing ability, reliable delivery, product design, quality, customer service and price. Certain of the Company's existing or potential competitors may have financial resources that are greater than those of the Company.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

        The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office. The Company has registered, in the United States and certain foreign countries, the trademark RUSS® with a distinctive design, which is utilized on most of its core gift products and Sassy®. The Company has also registered in the United States the trademark Greenbrier\Scentex®. The Company believes its copyrights, trademarks and patents are valid, and has pursued a policy of aggressively protecting them from infringement. (See Note 18 of the Notes to Consolidated Financial Statements for information regarding current intellectual property litigation.) However, it does not consider its business materially dependent on copyright, trademark or patent protection.

        The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. The Company's licenses are generally exclusive for specific products in specified territories with terms up to ten years. Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements.

EMPLOYEES

        As of December 31, 2002, the Company employed approximately 1,750 persons. The Company considers its employee relations to be good; most of the Company's employees are not covered by a collective bargaining agreement. The number of employees represented by a collective bargaining agreement is approximately 100 employees or 6% of the Company's total employees.

        The Company's policy is to require that its management, sales and product development and design personnel enter into confidentiality agreements and, in the case of sales management and sales personnel, non-competition agreements (subject to certain territorial limitations) which restrict their ability to compete with the Company for periods ranging between six months and one year after termination of their employment.

GOVERNMENT REGULATION

        Certain of the Company's products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission ("Commission") to protect children from certain hazardous articles by regulating their use or excluding them from the market and requiring a manufacturer to repurchase articles which become banned. The Commission's determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which the Company's products are sold. The Company maintains a quality control program in order to comply with such laws. The Company believes it is in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from defects or hazard free.

        In connection with the Company's continuing expansion of its operations in the PRC, the Company has voluntarily undertaken a review of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management has become aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and is evaluating and intends to take any appropriate corrective actions. As a result, although the relevant PRC authorities have broad discretion with respect to the imposition of sanctions on noncompliant companies, the Company does not expect the consequences, if any, of these matters to have a material impact on its results of operations, financial condition or cash flows.

ITEM 2.  PROPERTIES

        The principal facilities of the Company's core operations consist of its corporate offices in Oakland, New Jersey, and distribution centers in South Brunswick, New Jersey, and Petaluma, California, all of which the Company leases. Additionally, leased principal office and distribution facilities are located in Southampton, England and in the Sydney, Australia area. One of the Company's core segment's wholly-owned subsidiaries, Amram's Distributing, Limited, owns a facility in Toronto, Canada that serves as its office and distribution facility. The Company also operates showroom facilities for its core business segment in Oakland, New Jersey; Los Angeles, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Seattle, Washington; Miami,

Florida; Sydney, Australia; Montreal, Vancouver and Toronto, Canada; Southampton, England; and Kowloon, Hong Kong. Certain showrooms are located within the facilities listed above; others are leased with remaining lease terms ranging between one and five years.

        The Company owns the principal facilities used by its non-core operations in Summersville, West Virginia, and Grand Rapids, Michigan.

        The facilities of the Company are maintained in good operating condition and are, in the aggregate, adequate for the Company's purposes and are generally fully utilized. At December 31, 2002, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to nineteen years. (See also the second paragraph under "DISTRIBUTION.")

        Certain of the properties leased by the Company's core segment are leased from parties related to the late Russell Berrie, or members of his immediate family. See ITEM 7 under the caption "LIQUIDITY & CAPITAL RESOURCES" and ITEM 13—"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", with respect to encumbrances on certain properties.

ITEM 3.  LEGAL PROCEEDINGS

        In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to its business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially adversely affect the consolidated results of operations, financial condition or cash flows of the Company, except for the matter described below.

        An action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff's reinstated United States copyrights for its troll designs, unfair competition under common law and violation of Danish and U.S. copyrights constituting copyright infringement under the laws of the Peoples Republic of China. The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company's U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney's fees and expenses. On December 3, 2001, a preliminary injunction was issued by the District Court which, as subsequently modified, prohibited the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after a date specified by the court. The issuance of the preliminary injunction was appealed by the Company to the Third Circuit Court of Appeals. On May 14, 2002, the appeals court vacated the preliminary injunction, and the matter was remanded to the District Court. The Company believes it has substantial defenses to the allegations. In 2002, the sale of troll products represented less than one-half of one percent of the Company's net sales. As of December 31, 2001 in response to the issuance of the preliminary injunction, the Company had segregated the amount of its troll products inventory and recorded such inventory as a long-term asset in the Company's Consolidated Balance Sheet. As a result of the vacation of the preliminary injunction, such inventory is no longer segregated or classified as a long-term asset. The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the consolidated financial condition of the Company; however, the outcome of any litigation is uncertain. The plaintiff has advised the Company of its intention to amend the claims under the litigation to include alleged infringements of the plaintiff's copyrights under the laws of unspecified foreign countries and to seek unspecified damages for sales of the Company's troll products sold throughout the world. Since the new assertions have not, to date, been included in the litigation, the Company cannot evaluate them or their potential impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.

NAME	AGE	POSITION WITH THE COMPANY
Angelica Berrie	47	Chief Executive Officer
Arnold S. Bloom	60	Vice President, General Counsel and Secretary
Ricky Chan	50	Senior Vice President—Product Development and Executive Vice President of Far East Operations
Teresa Chan	48	Vice President—International Sales
Curts Cooke	66	Chief Administrative Officer
Eva J. Goldenberg	41	Vice President—Human Resources
Thomas K. Higgerson	54	Vice President—Global Logistics
J. Michael Hope	57	Vice President—Key Account Development
Y.B. Lee	57	Senior Vice President—Far East and President of Far East Operations
James J. O'Reardon, Jr.	59	Vice President—Corporate Audits
Chris Robinson	48	President of International Division
Thomas J. Sancetta	39	Vice President—Sales Administration
Michael M. Saunders	31	Vice President—Chief Information Officer
Susan Strunck	41	Vice President—Corporate Affairs
John T. Toolan	44	President of North American Division
John D. Wille	47	Vice President and Chief Financial Officer

        Angelica Berrie was appointed Chief Executive Officer in January 2003. Ms. Berrie was elected an officer of the Company in February 2002 and had been employed by the Company as Vice President—Strategic Planning since July 2000 and Director- Product Development for more than five years prior thereto. Angelica Berrie was the spouse of the late Russell Berrie.

        Arnold S. Bloom has been employed by the Company as Vice President, General Counsel and Secretary for more than the past five years.

        Ricky Chan has been employed by the Company as Senior Vice President—Product Development for more than the past five years.

        Teresa Chan was elected as an officer of the Company in October 1999 and has been employed by the Company as Vice President—International Sales for more than the past five years prior thereto.

        Curts Cooke was appointed Chief Administrative Officer in March 2003. Mr. Cooke served as a consultant to the Company since retiring from the Company in January 1998. Mr. Cooke was also a member of the Company's Board of Directors from February 1982 to 1999 and held positions of President and Chief Operating Officer with the Company prior to his retirement from the Company.

        Eva J. Goldenberg was elected an officer of the Company in January 2001 and has been employed by the Company as Vice President—Human Resources since April 2000. Prior to that, Ms. Goldenberg was Director of Human Resources since September 1999 and Associate General Counsel since August 1994.

        Thomas K. Higgerson has been employed by the Company as Vice President—Global Logistics since January 2000. Prior to joining the Company, Mr. Higgerson was employed with Hygrade Integrated Logistics Systems, Inc. as Executive Vice President since March 1997.

        J. Michael Hope was appointed Vice President—Key Account Development in March of 2003. Mr. Hope had been employed by the Company as Corporate Vice President of Sales (West) since January 2002 and Vice President—National Accounts since February 2000. Prior to that, Mr. Hope was Vice President—Sales Administration since November 1998 and was Vice President and General Manager of the Company's Petaluma distribution center for more than five years prior thereto.

        Y.B. Lee has been employed by the Company as President of Far East Operations for more than the past five years.

        James J. O'Reardon, Jr. has been employed by the Company as Vice President—Corporate Audits since April 2000. Prior to that, Mr. O'Reardon was Vice President—Administration since September 1997.

        Chris Robinson was appointed President of International Division in February 2003. Prior to that Mr. Robinson had served as Managing Director of Russ Berrie U.K. Ltd. for more than five years prior thereto.

        Thomas J. Sancetta was elected an officer of the Company in January 2003 and has been employed by the Company as Vice President—Sales Administration since January 2002. Prior to that Mr. Sancetta was Director of Internal Audit since September 1997.

        Michael M. Saunders has been employed with the Company as Vice President—Chief Information Officer since March 2001. Prior to joining the Company, Mr. Saunders was employed with Danskin, Inc. as Chief Information Officer since April 2000. Prior to that, Mr. Saunders was employed by the Jenna Lane Group as Vice President & Chief Information Officer since December 1998 and Kurt Solomon Associates as Senior Manager—I.T. Group since June 1995.

        Susan Strunck was elected as an officer of the Company in January 2001 and has been employed as Vice President—Corporate Affairs since April 2000. Prior to that, Ms. Strunck was Director of Corporate Affairs since January 1998.

        John T. Toolan was appointed President of North American Division in February 2003. Prior to that, Mr. Toolan had been employed with the Company as Executive Vice President—Marketing and Sales since February 2001. Prior to joining the Company, Mr. Toolan was employed with Westpoint Stevens Inc. as Executive Vice President and President of Sales and Marketing since November 1999, as Executive Vice President and President of the Domestic Marketing Division since January 1999 and as Fashion Brands President since January 1998.

        John D. Wille has been employed with the Company as Vice President and Chief Financial Officer since February 2001. Prior to joining the Company, Mr. Wille was employed with the Betesh Group as Vice President Finance and Chief Financial Officer since November 2000. Prior to that, Mr. Wille was employed with Time Life Inc. as Vice President and Corporate Controller since May 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        At February 28, 2003, the Company's Common Stock was held by 514 shareholders of record. The Company's Common Stock has been traded on the New York Stock Exchange, under the symbol RUS since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

2002	HIGH	LOW
First Quarter	$31.64	$28.13
Second Quarter	36.21	30.93
Third Quarter	35.24	27.41
Fourth Quarter	35.51	26.05
2001	HIGH	LOW
First Quarter	$26.48	$20.56
Second Quarter	29.40	23.55
Third Quarter	29.50	24.61
Fourth Quarter	30.91	25.38

        The Board of Directors declared its first dividend to holders of the Company's Common Stock in November 1986. Since then, a cash dividend has been paid quarterly. The quarterly dividend rate was increased from $0.24 in 2001 to $0.26 per common share in 2002 and $0.28 per common share, effective February 2003, which represents the seventh consecutive year of increased dividends.

        On October 31, 2001, in addition to the quarterly cash dividend of $0.24 per common share, the Company declared a one-time special cash dividend in the amount of $0.50 per common share payable on December 14, 2001, to shareholders of record on November 29, 2001.

        The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its sole discretion.

ITEM 6.    SELECTED FINANCIAL DATA

Years Ended December 31	2002	2001	2000	1999	1998
	(Dollars in Thousands, Except Per Share Data)
Summary of Operations
Net Sales	$321,355	$294,291	$300,801	$287,011	$279,002
Cost of Sales	145,050	132,611	132,908	123,216	123,760
Income Before Taxes*	63,638	57,670	71,104	53,967	59,584
Provision for Income Taxes	17,618	17,496	23,163	17,531	18,988
Net Income*	46,020	40,174	47,941	36,436	40,596
Net Income Per Share:
Basic	2.25	2.00	2.37	1.73	1.83
Diluted	2.24	1.99	2.37	1.72	1.81
Dividends Per Share**	1.04	1.46	.88	.80	.76
Balance Sheet
Working Capital	$314,321	$322,936	$304,022	$287,287	$299,825
Property, Plant and Equipment, net	42,096	24,623	26,745	28,297	35,340
Total Assets	430,452	386,644	367,009	355,420	378,456
Shareholders' Equity	388,891	354,417	334,591	319,598	343,935
Statistical
Current Ratio	8.6	11.0	10.4	9.0	9.7
Return on Average Shareholders' Equity	12.4%	11.7%	14.7%	11.0%	12.3%
Net Profit Margin	14.3%	13.7%	15.9%	12.7%	14.6%
Number of Employees	1,750	1,563	1,498	1,551	1,471

*
The years ended December 31, 2002 and 2000 include income of $1,038,000 and $2,544,000, respectively, before tax or $675,000 and $1,603,000, respectively, after tax, for the reversal of reserves related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997. The year ended December 31, 1999 includes an information system write-off of capitalized costs of $10,392,000 before tax or $6,557,000 after tax. The year ended December 31, 1998 includes income of $1,828,000 before tax or $1,152,000 after tax for the completion of a transitional agreement related to the sale of Papel/Freelance, Inc.

**
Dividends Per Share for the year ended December 31, 2001 includes a one-time special cash dividend in the amount of $0.50 per common share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements set forth in Item 8 below.

SEGMENTS

        The Company operates in two segments which consist of the Company's core gift business and the Company's non-core business, which includes the Company's July 26, 2002 acquisition of Sassy, Inc. The Company's core business designs, manufactures through third parties and markets a wide variety of gift and home dècor products to retail stores throughout the United States and throughout the world via the Company's international wholly-owned subsidiaries and distributors. In March 2003, the Company merged its wholly-owned subsidiary, Russ Home, Inc., which sells home accessory items, into its parent company, Russ Berrie and Company, Inc. within the core segment. The Company's non-core businesses design and market functional consumer products sold at comparable price points with comparable gross margins to each other and consists of Sassy, Inc. since its acquisition on July 26, 2002 and the Company's wholly-owned subsidiary Bright of America, Inc. These products are sold to consumers, primarily in the United States, through mass marketers.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2002 AND 2001

        The Company's consolidated net sales for the year ended December 31, 2002 increased 9.2% to $321,355,000 compared to consolidated net sales of $294,291,000 for the year ended December 31, 2001. The net sales increase was primarily attributable to the Company's non-core segment, specifically, from sales generated by Sassy, Inc., whose results of operations are included since its acquisition on July 26, 2002, and the sales growth of the Company's core segment in its Australian, European and United States markets.

        The Company's core segment's net sales for the year ended December 31, 2002 increased 3.4% to $291,652,000 compared to core net sales of $282,198,000 for the year ended December 31, 2001. The Company's non-core segment's net sales for the year ended December 31, 2002 increased 145.6% to $29,703,000 compared to non-core net sales of $12,093,000 for the year ended December 31, 2001 as a result of the acquisition of Sassy, Inc.

        Cost of sales for the Company's core segment were 43.2% of net sales for such segment for the year ended December 31, 2002 as compared to 44.3% of net sales for the year ended December 31, 2001. Cost of sales for the Company's non-core segment were 63.9% of net sales for such segment for the year ended December 31, 2002 as compared to 62.9% of net sales for the year ended December 31, 2001. Consolidated cost of sales were 45.1% of net sales for the year ended December 31, 2002 and were relatively flat as compared to the same period in 2001. Included in consolidated cost of sales for the year ended December 31, 2002 was the cost of a charitable donation of certain of the Company's Troll inventory. Excluding the impact of this donation, consolidated cost of sales were 44.7% of net sales in 2002 compared to 45.1% in 2001. This improvement primarily reflects higher gross profit margins on sales of certain of the Company's core product line concepts and lower relative volumes being distributed through other than normal channels, offset, in part, by the addition of Sassy, Inc. to the Company's non-core segment, at lower gross margins, and higher reserve provisions required for the Company's core segment inventory.

        Consolidated selling, general and administrative expense was $121,167,000 or 37.7% of net sales for the year ended December 31, 2002 compared to $112,570,000 or 38.3% of net sales for the year ended December 31, 2001. Excluding the unfavorable impact of the February 2000 stock option repricing, which amounted to a charge of $210,000, before tax, for 2002 and $1,400,000, before tax, for 2001, consolidated selling, general and administrative expense increased $9,787,000, or 8.8%, for the year ended December 31, 2002 from the prior year. This increase in selling, general and administrative expense is due primarily to the Company's strategic investment in new business ventures, costs related to a new facility in the United Kingdom, the continued expansion of its worldwide salesforce, the development of new products for its core segment and the addition of Sassy, Inc. to its non-core segment, offset, in part, by a decrease in showroom related costs of its core segment. As a percent of net sales, excluding the impact of the February 2000 stock option repricing stated above, selling general and administrative expense decreased to 37.6% in 2002 from 37.8% in 2001.

        Consolidated investment and other income of $8,500,000 for the year ended December 31, 2002 compares to $8,560,000 for the year ended December 31, 2001. Included in investment and other income for the year ended December 31, 2002 was the reversal of certain reserves of $1,038,000, before tax, related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997. Excluding this reversal, investment and other income decreased $1,098,000, or 12.8% from the year ended December 31, 2001. This decrease was primarily the result of lower investment income, offset, in part, by lower foreign exchange losses in the Company's core segment.

        The consolidated provision for income taxes as a percent of income before taxes for the year ended December 31, 2002 was 27.7% compared to 30.3% for the year ended December 31, 2001. The decrease in the effective income tax rate is due primarily to the income tax benefit of the charitable inventory donation in the Company's quarter ended June 30, 2002 and lower effective tax rates of certain of the Company's foreign operations, offset, in part, by lower tax-advantaged investment income.

        Consolidated net income for the year ended December 31, 2002 was $46,020,000 compared to consolidated net income of $40,174,000 for the year ended December 31, 2001, representing an increase of 14.6% or 12.6% per diluted share. Included in net income for the year ended December 31, 2002 was the reversal of certain reserves of $675,000, after tax, related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997. Excluding this reversal and the unfavorable impact of the February 2000 stock option repricing, which amounted to a charge of $137,000, after tax, for the year ended December 31, 2002, and a charge of $910,000, after tax, for the year ended December 31, 2001, net income would have increased 10.7% or 8.9% per diluted share. The increase in consolidated net income was primarily the result of higher gross profits due to increased sales volumes, primarily resulting from the acquisition of Sassy, Inc., and a higher margin product mix in the Company's core segment, offset, in part, by increased consolidated selling, general and administrative expense and lower investment and other income in the Company's core segment, as described above.

        The Company is dependent upon information technology systems in many aspects of its business. During 2002, the Company began a project to implement a new Enterprise Resource Planning ("ERP") system for the Company's core businesses and successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide. The Company's prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach. The Company's worldwide headquarters in the United States has also successfully completed the implementation of the finance module of the new ERP system and anticipates that it will transition to the order management and inventory modules during the second quarter of 2003. The Company's international subsidiaries have begun to phase in certain aspects of the Company's new ERP system and the transition to order management, inventory and finance modules is anticipated during 2003. The Company has not experienced any significant business disruptions related to the replacement of these systems and anticipates that the replacement of its current systems will not have a material adverse impact on its consolidated financial condition or results of operations.

        In January 2002, the European Union's common currency, the Euro, was issued and legacy currencies from participating European nations were withdrawn from circulation. The Company has operating subsidiaries in the European Union, both participating in the establishment of the common currency and others that had elected not to participate and remain on existing currencies. The Company's operating subsidiaries affected by the Euro conversion have addressed the system and business issues raised by the Euro conversion. The Euro conversion did not have a material adverse impact on its consolidated financial condition, results of operations or cash flows.

        The Company maintains a direct salesforce and distribution network to serve its customers in Europe, Canada and Australia. Product, sales and marketing strategies in these foreign operations are similar to those in the Company's domestic operations. Where the Company does not maintain a direct salesforce and distribution network, the Company's products are sold worldwide through distributors. See Note 17 of the Notes to Consolidated Financial Statements for more information regarding segment and geographic information.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2001 AND 2000

        The Company's consolidated net sales for the year ended December 31, 2001 were $294,291,000 compared to $300,801,000 for the year ended December 31, 2000. This represents a decrease of $6,510,000 or 2.2% due primarily to the decrease in net sales of the Company's core segment's domestic operations which was offset, in part, by an increase in net sales of the Company's core segment's international operations. Net sales of the Company's core and non-core domestic operations were impacted by the soft retail market and economic downturn in the United States, while net sales of the Company's core segment's international operations increased principally due to growth in the European and Australian markets. Consolidated net sales for the year ended December 31, 2001 would have been approximately $4,600,000 higher if year ago exchange rates had remained in effect.

        The Company's core segments net sales for the year ended December 31, 2001 decreased 1.5% to $282,198,000 compared to core net sales of $286,362,000 for the year ended December 31, 2000. The Company's non-core segments net sales for the year ended December 31, 2001 decreased 16.2% to $12,093,000 compared to non-core net sales of $14,439,000 for the year ended December 31, 2000.

        The Company continually develops new products and, in the fourth quarter of 2001, the Company launched a new wholly-owned subsidiary, Russ Home, Inc., which offers a new line of home accessory products, noncompetitive to the Company's core gift business. The Company believes that the new subsidiary within the core segment will give the Company the ability to diversify its product line and expand into new markets and distribution channels including, but not limited to, furniture stores, home accent specialty stores, home textile specialty stores, lamps and lighting stores, department stores, mass merchants and discounters, interior designers, mail order and on the Internet. Orders and shipments from this new subsidiary are expected to commence in the first quarter of 2002.

        Consolidated cost of sales were 45.1% of net sales for the year ended December 31, 2001 compared to 44.2% of net sales for the year ended December 31, 2000. The cost of sales percentage increase primarily reflects lower gross profit margins on sales of certain of the Company's core product line concepts due to a change in the Company's product mix which was offset, in part, by lower utilization of other than normal distribution channels during the year ended December 31, 2001 in the Company's core segment.

        Consolidated selling, general and administrative expense was $112,570,000 or 38.3% of net sales for the year ended December 31, 2001 compared to $106,991,000 or 35.6% of net sales in 2000, an increase of $5,579,000 or 5.2% and an increase of 2.7%, as a percentage of net sales. Included in selling, general and administrative expense for the year ended December 31, 2001, was a charge of $1,400,000 resulting from the increase of the Company's stock price during the year ended December 31, 2001, related to the stock options granted and repriced during 2000. For the same reason, a charge of $444,000 was included in selling, general and administrative expense for the year ended December 31, 2000. Excluding these charges for both years, consolidated selling, general and administrative expense increased $4,623,000, or 4.3% and an increase of 2.4%, as a percentage of net sales. This increase in selling, general and administrative expense is primarily due to the Company's strategic investment in expanding its worldwide salesforce, implementing new systems and the development of new business ventures and products in the Company's core segment.

        Consolidated investment and other income of $8,560,000 for the year ended December 31, 2001 compares to $10,202,000 in 2000. Included in Consolidated investment and other income for the year ended December 31, 2000 was income of $2,544,000, before tax, for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May of 1997. Excluding the income from this reversal, investment and other income increased $902,000. This increase is primarily related to increased investment income attributable to gains recognized on the sale of certain of the Company's investment securities within the Company's core segment.

        The provision for income taxes as a percent of income before taxes for the year ended December 31, 2001 was 30.3% as compared to 32.6% for the year ended December 31, 2000. This decrease in the effective tax rate is due primarily to the reversal of certain tax contingency reserves, relatively higher permanent items for income tax purposes and lower effective tax rates of the Company's foreign operations.

        Consolidated net income for the year ended December 31, 2001 decreased 16.2% to $40,174,000 compared to consolidated net income of $47,941,000 for the year ended December 31, 2000 and consolidated earnings per diluted share decreased 16.0% to $1.99 in 2001 from $2.37 in 2000. Included in the results for the year ended December 31, 2001 was a charge of $910,000, after tax, or $0.04 per diluted share, due to the unfavorable impact of the stock option repricing in 2000. Included in the results for the year ended December 31, 2000 was a charge of $289,000, after tax, or $0.01 per diluted share, due to the unfavorable impact of the stock option repricing in 2000 and income of $1,603,000, or $0.08 per diluted share, for the reversal of certain contingency reserves related to the Company's sale of its toy business segment in May of 1997. Consolidated net income, excluding the charges and reversal described above, for the year ended December 31, 2001, would have decreased 11.9% to $41,084,000 and earnings per diluted share would have decreased 11.7% to $2.03 per diluted share. This decrease is primarily attributable to decreased net sales and resulting gross profit, along with increases in selling, general and administrative expense, slightly offset by increased investment income and a lower effective income tax rate, in the Company's core segment, as described above.

Liquidity and Capital Resources

        As of December 31, 2002, the Company had cash, cash equivalents, marketable securities and other investments of $225,751,000 compared to cash and cash equivalents and marketable securities of $243,053,000 at December 31, 2001.

        As of December 31, 2002 and December 31, 2001, the Company had marketable securities and other investments of $132,238,000 and $94,181,000 respectively, included in the amounts above. This increase is primarily a result of the Company's investment of additional cash and cash equivalents in marketable securities and other investments. As of December 31, 2002 these investments consist of U.S. government obligations, municipal obligations, preferred stock, mutual funds and an equity investment in a limited partnership which primarily invests in mortgage-backed securities. The objective of the investment portfolio is to maximize after-tax returns while minimizing risk. The Company's marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities'

sensitivity to changes in interest rates. For more information regarding financial instruments, see Note 4 of the Notes to Consolidated Financial Statements.

        On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Sassy, Inc. ("Sassy"), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan. The Company purchased privately held Sassy, Inc. for approximately $46,204,000 (including acquisition costs and the working capital adjustment) from the Company's own internal funds based on Sassy's current and projected earnings before interest, taxes, depreciation and amortization, and working capital. Additional payments, not expected to exceed $4,300,000, may become payable based on future performance and other measurements and will be expensed as incurred in the Company's Consolidated Statement of Income. Sassy, Inc. had net sales of approximately $43,000,000 for the year ended December 31, 2001.

        The Company has available $60,714,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. Included in this amount, is a domestic line of credit of $50,000,000, renewed annually, and the maximum available to the Company's foreign operations at December 31, 2002 under local lines of credit of $10,714,000. As of December 31, 2002, letters of credit of $11,531,000 were outstanding. There were no direct borrowings under the bank lines of credit.

        Working capital requirements during the year ended December 31, 2002 were met entirely through internally generated funds. The Company anticipates capital expenditure requirements for 2003 to be approximately $8,000,000, primarily for systems development costs. Capital expenditures for the year ended December 31, 2002 were $16,963,000 which were primarily for systems development and costs related to leasehold improvements in its new facility in the United Kingdom. The Company remains in a highly liquid position and believes that the resources available from cash and cash equivalents, marketable securities and other investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

        The newly constructed facility in the United Kingdom, referenced to above, was leased from a company owned by Russell Berrie, the former Chief Executive Officer and Chairman of the Company, who died on December 25, 2002. Ms. Angelica Berrie, Chief Executive Officer and a director of the Company, is the beneficial owner of the landlord of this facility as distributee under a trust established by Mr. Berrie, subject to administration by the executors of the Estate of Russell Berrie and by the trustees of said trust. The lease, which commenced in April 2002, is for a term of twenty years and includes a tenant's option to terminate the lease at the end of the tenth year. The Company occupied the facility June 2002. Annual base rental is approximately $1,600,000 with rent reviews at the end of every fifth year of the lease, adjusted to an open market rental value.

        The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European and Canadian subsidiaries. Gains and losses related to such contracts were not material to its results of operations or cash flows. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

        As of December 31, 2002, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,643,200 shares have been repurchased since the beginning of the Company's stock repurchase program in March 1990. During the year ended December 31, 2002, the Company repurchased 7,300 shares for $214,000.

        Cash dividends of $21,244,955 ($0.26 per share per quarter) and $29,381,000 ($0.24 per share per quarter plus $0.50 per share special dividend) were paid in the years ended December 31, 2002 and December 31, 2001, respectively. On October 31, 2001, in addition to the quarterly cash dividend of

$0.24 per common share, the Company declared a one-time special cash dividend in the amount of $0.50 per common share payable on December 14, 2001, to shareholders of record on November 29, 2001. This one-time special dividend of $10,092,000 ($0.50 per share) is included in the dividend payment, stated above, for the year ended December 31, 2001.

        The Company has entered into certain transactions with related parties which are disclosed in Note 12 of the Notes to Consolidated Financial Statements. See also ITEM 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

        The Company is subject to legal proceedings and claims arising in the ordinary course of its business that could possibly have a material adverse impact on the Company's results of operations and cash flows. See Note 18, of the Notes to Consolidated Financial Statements for information regarding specific litigation.

        In connection with the Company's continuing expansion of its operations in the People's Republic of China ("PRC"), the Company has voluntarily undertaken a review of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management has become aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and is evaluating and intends to take any appropriate corrective actions. As a result, although the relevant PRC authorities have broad discretion with respect to the imposition of sanctions on noncompliant companies, the Company does not expect the consequences, if any, of these matters to have a material impact on its results of operations, financial condition or cash flows.

        Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes. There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

CRITICAL ACCOUNTING POLICIES

        Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies", recently released by the Securities and Exchange Commission ("SEC"), advises companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of those accounting policies and methods used by the Company, which require subjective judgments and are considered very important to the understanding of the Company's consolidated financial condition, results of operations and cash flows.

Marketable Securities and Other Investments

        The Company has a significant amount of marketable securities, all of which are considered as available-for-sale investments, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these investments, except for the investment in the limited partnership, are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value recorded as a component of shareholders' equity, net of tax, in Accumulated Other Comprehensive Income/Loss. The investment in the limited partnership is accounted for using the equity method and accordingly the Company's proportionate share of the limited partnership's income or loss amounting to a non-cash loss of $115,000 for the year ended December 31, 2002 which is included in investment and other income-net in the Consolidated Statement of Income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income. As of December 31, 2002, marketable securities were comprised primarily of U.S. government obligations, municipal obligations, preferred stock, mutual funds and an equity investment in a limited partnership which primarily invests in mortgage-backed securities. The Company's marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates.

Accounts Receivable, Trade and Revenue Recognition

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

        Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the amounts billed to the Company's customers for products delivered and services rendered and the collectibility of those revenues.

Inventory

        The Company values inventory at the lower of the actual cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand, however, the Company manages inventory and monitors product purchasing to minimize this risk.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Accrued Liabilities

        The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, tax accruals and valuation allowances, self funded medical claims for its domestic business, product liability claims, sales commissions and bonuses and management incentive compensation plans. The settlement of the actual liabilities could differ from the estimates included in the Company's consolidated financial statements.

Recently Issued Accounting Standards

        In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 will require the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also will record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires companies to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequency Occurring Events and Transaction (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale- leaseback transactions. SFAS No.145 will be effective for fiscal years beginning after May 15, 2002, or 2003 for the Company, and is not expected to have a material impact on its consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 would effect the Company's consolidated financial statements if it were to engage in the aforementioned activities after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Forward-Looking Statements

        This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, "anticipate", "believe", "expect", "intend", "may", "planned", "potential", "should", "will" or "would". The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's ability to integrate its acquisition of Sassy, to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, results of any enforcement action by the People Republic of China ("PRC") authorities with respect to the Company's PRC operations, the resolution of various legal matters, possible delays in the introduction of new products, customer acceptance of products, issues related to the Company's new business ventures, changes in foreign currency exchange rates, issues related to the Company's computer systems, the current and future outlook of the global retail market, the global effect of the current conflict with Iraq, and other factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At December 31, 2002 and December 31, 2001, a sensitivity analysis to measure potential changes in market value of the Company's investments from a change in interest rates indicates that a one percentage point increase in interest rates would decrease the net aggregate market value of these investments by approximately $2,023,761 and $481,841, respectively, and a one percentage point decrease in interest rates would increase the net aggregate market value of these investments by approximately $2,287,771 and $894,764 , respectively. At December 31, 2002 and December 31, 2001, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company, income before income taxes would decrease by approximately $1,390,000 and $1,143,000 respectively.

        Additional information required for this item is incorporated in the section above entitled, "Liquidity and Capital Resources" of Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 4 of the Notes to Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements:

Independent Auditors' Report

Consolidated Statement of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheet at December 31, 2002 and 2001

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Russ Berrie and Company, Inc.:

        We have audited the 2002 consolidated financial statements of Russ Berrie and Company, Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we have also audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedules of Russ Berrie and Company, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, before the restatement described in Note 2 to the consolidated financial statements, in their report dated February 7, 2002 (except with respect to the matters discussed in the second paragraph of Note 17, as to which the date is March 15, 2002).

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed above, the 2001 and 2000 consolidated financial statements of Russ Berrie and Company, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 2, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Russ Berrie and Company, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Short Hills, New Jersey
February 7, 2003

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31

(Dollars in Thousands, Except Per Share Data)

	2002	2001	2000
Net sales	$321,355	$294,291	$300,801
Cost of sales	145,050	132,611	132,908

Gross profit	176,305	161,680	167,893
Selling, general and administrative expense	121,167	112,570	106,991
Investment and other income-net	(8,500)	(8,560)	(10,202)

Income before taxes	63,638	57,670	71,104
Provision for income taxes	17,618	17,496	23,163

Net income	$46,020	$40,174	$47,941

Net income per share:
Basic	$2.25	$2.00	$2.37

Diluted	$2.24	$1.99	$2.37

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)

					Accumulated Other Comprehensive Income (Loss), Net
	Total	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Net Unrealized Gain(Loss) on Forward Exchange Contracts/ Marketable Securities	Unearned Compensation	Treasury Stock
Balance at December 31, 1999	$319,598	$2,532	$60,957	$351,302	$(1,016)	$(1,531)	$—	$(92,646)
Comprehensive income:
Net income	47,941	—	—	47,941	—	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $1,330)	(2,749)	—	—	—	(2,749)	—	—	—
Net unrealized gain on securities available-for-sale (net of tax of $481)	986	—	—	—	—	986	—	—

Comprehensive income	46,178

Share transactions under stock plans (87,777 shares)	2,155	9	2,146	—	—	—	—	—
Cash dividends ($0.88 per share)	(17,764)	—	—	(17,764)	—	—	—	—
Transactions in treasury shares (815,100 shares)	(15,619)	—	—	—	—	—	—	(15,619)
Unearned compensation, net (10,000 shares)	43	—	—	—	—	—	(149)	192

Balance at December 31, 2000	334,591	2,541	63,103	381,479	(3,765)	(545)	(149)	(108,073)
Comprehensive income:
Net income	40,174	—	—	40,174	—	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $736)	(1,694)	—	—	—	(1,694)	—	—	—
Unrealized gain on forward exchange contracts	961	—	—	—	—	961	—	—
Net unrealized gain on securities available-for-sale (net of tax of $383)	878	—	—	—	—	878	—	—

Comprehensive income	40,319

Share transactions under stock plans (448,738 shares)	10,737	46	10,691	—	—	—	—	—
Cash dividends ($1.46 per share)	(29,381)	—	—	(29,381)	—	—	—	—
Transactions in treasury shares (74,500 shares)	(1,923)	—	—	—	—	—	—	(1,923)
Unearned compensation, net (10,000 shares)	74	—	—	—	—	—	74	—

Balance at December 31, 2001	354,417	2,587	73,794	392,272	(5,459)	1,294	(75)	(109,996)

Comprehensive income:
Net income	46,020	—	—	46,020	—	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $1,612)	4,207	—	—	—	4,207	—	—	—
Unrealized loss on forward exchange contracts	(1,772)	—	—	—	—	(1,772)	—	—
Net unrealized loss on securities available-for-sale (net of tax benefit of $95)	(237)	—	—	—	—	(237)	—	—

Comprehensive income	48,218

Share transactions under stock plans (301,622 shares)	7,640	31	7,609	—	—	—	—	—
Cash dividends ($1.04 per share)	(21,245)	—	—	(21,245)	—	—	—	—
Transactions in treasury shares (7,300 shares)	(214)	—	—	—	—	—	—	(214)
Unearned compensation, net (10,000 shares)	75	—	—	—	—	—	75	—

Balance at December 31, 2002	$388,891	$2,618	$81,403	$417,047	$(1,252)	$(715)	$—	$(110,210)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31

(Dollars in Thousands)

	2002	2001
Assets
Current assets
Cash and cash equivalents	$93,513	$148,872
Marketable securities	109,350	94,181
Other investments	22,888	—
Accounts receivable, trade, less allowances of $3,395 in 2002 and $3,454 in 2001	73,938	63,481
Inventories, net	44,749	37,374
Prepaid expenses and other current assets	4,896	4,550
Deferred income taxes	6,548	6,705

Total current assets	355,882	355,163
Property, plant and equipment, net	42,096	24,623
Inventories—long term, net	—	2,284
Goodwill	10,388	212
Other assets	22,086	4,362

Total assets	$430,452	$386,644

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$10,752	$5,376
Accrued expenses	26,346	20,003
Accrued income taxes	4,463	6,848

Total current liabilities	41,561	32,227
Commitments and contingencies
Shareholders' equity
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 2002, 26,163,986 shares; 2001, 25,862,364 shares	2,618	2,587
Additional paid in capital	81,403	73,794
Retained earnings	417,047	392,272
Accumulated other comprehensive (loss)	(1,967)	(4,165)
Unearned compensation	—	(75)
Treasury stock, at cost (5,639,314 shares at December 31, 2002 and 5,632,014 shares at December 31, 2001)	(110,210)	(109,996)

Total shareholders' equity	388,891	354,417

Total liabilities and shareholders' equity	$430,452	$386,644

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31
(Dollars in Thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$46,020	$40,174	$47,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,309	4,021	3,998
Provision for accounts receivable reserves	1,513	1,828	2,298
Income from reserve reversal	(1,038)	—	(2,544)
Other	230	415	390
Changes in assets and liabilities net of effects from purchase of Sassy, Inc.:
Accounts receivable	(2,958)	(6,636)	414
Inventories—net	2,750	7,772	(3,123)
Prepaid expenses and other current assets	(204)	958	3,995
Other assets	(682)	(166)	78
Accounts payable	3,731	463	(1,315)
Accrued expenses	5,463	(310)	(631)
Accrued income taxes	(2,385)	(344)	1,086

Total adjustments	11,729	8,001	4,646

Net cash provided by operating activities	57,749	48,175	52,587
Cash flows from investing activities:
Purchase of marketable securities and other investments	(211,843)	(97,335)	(48,959)
Proceeds from sale of marketable securities	172,324	144,331	45,567
Proceeds from sale of property, plant and equipment	21	89	79
Capital expenditures	(16,963)	(2,405)	(4,087)
Payment for Purchase of Sassy, Inc.	(46,204)	—	—

Net cash provided by (used in) investing activities	(102,665)	44,680	(7,400)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,640	10,737	2,155
Dividends paid to shareholders	(21,245)	(29,381)	(17,764)
Purchase of treasury stock	(214)	(1,923)	(15,619)

Net cash (used in) financing activities	(13,819)	(20,567)	(31,228)
Effect of exchange rate changes on cash and cash equivalents	3,376	(1,210)	(1,073)

Net (decrease) increase in cash and cash equivalents	(55,359)	71,078	12,886
Cash and cash equivalents at beginning of year	148,872	77,794	64,908

Cash and cash equivalents at end of year	$93,513	$148,872	$77,794

Cash paid during the year for:
Interest	$20	$196	$127
Income taxes	$20,003	$17,841	$22,077

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Russ Berrie and Company, Inc. and its subsidiaries design, manufacture through third parties and market a wide variety of gift, home décor and functional consumer products to retail stores throughout the United States and countries throughout the world.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Russ Berrie and Company, Inc. and its wholly-owned subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions.

Business Combinations

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and requires that the purchase method of accounting be used. This statement also requires that other intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. The Company adopted SFAS No. 141 with respect to its acquisition of Sassy, Inc. during 2002.

Revenue Recognition

        The Company recognizes revenue from product sales, including shipping and handling fees, net of provisions for sales discounts, returns and allowances, upon shipment of product to the customer.

Advertising Costs

        Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 2002, 2001 and 2000 amounted to $2,253,000, $1,963,000 and $2,286,000, respectively.

Cash and Cash Equivalents

        Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and approximate fair market value.

Fair Value of Financial Instruments

        Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", the Company has estimated that the carrying amount of accounts receivable and accounts payable approximates fair values of (marketable securities & other) investments are based on quoted market prices or other available sources, where applicable.

Inventories

        Inventories, which mainly consist of finished goods, are stated at the lower of cost (weighted average) or market value.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which primarily range from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Costs of internal use software and other related costs under certain circumstances are capitalized. External direct costs of materials and services related to the application development stage of the project are also capitalized. Such capitalized costs are amortized over a period of one to five years commencing with when the system is placed in service. Training and travel costs related to systems implementations are expensed as incurred. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred.

Impairment of Long-Lived Assets

        SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not materially affect the Company's consolidated financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        As described below, goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company identified its reporting units as its reportable segments, the core segment and the non-core segment. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which are measured as of the date of adoption. The implied fair value of goodwill is to be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company was not required to perform the second step as the fair value of its reporting units was greater than their carrying value and, consequently, there was no indication of impairment. The Company repeated this test at December 31, 2002 with the same results. The Company has established the first day of its third fiscal quarter of each year for its annual impairment testing.

        Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years or less and was immaterial to the consolidated financial statements, as was the related amortization.

Foreign Currency Translation

        Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries' financial statements, for which the local currency is the functional currency, are recorded as a separate component of accumulated other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in investment and other income—net (see Note 9).

Accounting for Income Taxes

        The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" as disclosed in Note 10. Deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts.

Earnings Per Share

        The Company presents both basic and diluted earnings per share in the Consolidated Statement of Income in accordance with SFAS No. 128, "Earnings per Share". The Notes to the consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated (see Note 11).

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

Accounting for Stock Options

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized for the options granted under these Stock Plans except for the adoption of Financial Accounting Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which resulted in a charge to the Consolidated Statement of Income of $210,000, $1,400,000 and $444,000 during the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. The charges related only to the options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders. Had compensation cost for the Company's Stock Plans been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, in 2002, 2001 and 2000, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31
	2002	2001	2000
Net income—as reported	$46,020,000	$40,174,000	$47,941,000
Deduction for stock-based compensation expense—pro forma	$833,000	$511,000	$559,000

Net income—pro forma	$45,187,000	$39,663,000	$47,382,000
Earnings per share (basic)—as reported	$2.25	$2.00	$2.37
Earnings per share (basic)—pro forma	$2.21	$1.97	$2.35

Earnings per share (diluted)—as reported	$2.24	$1.99	$2.37
Earnings per share (diluted)—pro forma	$2.20	$1.96	$2.34

        The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31
	2002	2001	2000
Dividend yield	3.36%	4.62%	4.75%
Risk-free interest rate	3.69%	4.77%	6.39%
Volatility	31.69%	25.34%	37.20%
Expected life (years)	3.2	3.0	3.2
Weighted average fair value of options granted during the year	$6.30	$3.16	$4.45

Reclassifications and Restatement of Segment Information

        Certain prior year amounts have been reclassified to conform to the 2002 presentation. The Company operates in two segments which consist of the Company's core gift business and the Company's non-core business, which includes the Company's 2002 acquisition of Sassy, Inc. Previously, the Company had only one reportable segment, as such, the Company has restated the prior year's single segment information to be consistent with the current period's presentation.

Note 3—Acquisition

        On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all of the assets of Sassy, Inc. ("Sassy"), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan, including, but not limited to, real property, tangible personal property, inventory, most accounts receivable, designated contracts, intellectual property rights, governmental authorizations and intangible rights. The assets acquired will continue to be used by the Company in Sassy's business. In addition to the Sassy brand, the Company also gained distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria. The Company purchased privately held Sassy, Inc. for approximately $46,204,000 (including acquisition costs and the working capital adjustment) using the Company's own internal funds, based on Sassy's current and projected earnings before interest, taxes, depreciation and amortization, and working capital. Additional payments, not expected to exceed $4,300,000, may become payable based on future performance and other measurements and will be expensed as incurred in the Company's Consolidated Statement of Income. The results of operations of Sassy, Inc. are included in the Company's Consolidated Statement of Income since July 26, 2002.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation of property, plant and equipment and certain intangible assets:

At July 26, 2002 (000's)
Current assets	$16,995
Property, plant and equipment	4,796
Goodwill	10,176
MAM distribution agreement and relationship	10,400
Sassy trade name	7,100
Backlog	210
Non-competition agreement	90

Total assets acquired	49,767
Current liabilities	3,563

Total liabilities assumed	3,563

Net assets acquired	$46,204

        This allocation differs from the initial allocation of the purchase price estimated in the Company's financial statements as of September 30, 2002 and reported in the Company's quarterly report on Form 10-Q for the period then ended principally due to the completion of the third party valuation causing a reallocation of amounts from goodwill to identifiable intangible assets, primarily the MAM distribution agreement and relationship and the Sassy trade name. The Company believes that the intangible assets identified and valued upon the completion of the third party valuation have an indefinite life. The backlog was amortized over two months and the non-competition agreement is being amortized over five years. The goodwill was assigned to the Company's non-core segment. The aggregate amount of goodwill expected to be deductible for tax purposes is estimated to be $10,176,000.

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 2002 and 2001 assumes the acquisition of Sassy, Inc. occurred as of January 1 of each period.

	Year Ended December 31,
(000's)
	2002	2001
Net sales	$347,843	$337,028
Net income	$48,404	$43,141
Net income per share:
Basic	$2.37	$2.15
Diluted	$2.36	$2.14

        The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

        The changes in the carrying amount of goodwill during the year ended December 31, 2002 are as follows:

(000's)	Core Segment	Non-core Segment	Total
Balance as of January 1, 2002	—	$212	$212

Goodwill acquired during year	—	$10,176	$10,176

Balance as of December 31, 2002	—	$10,388	$10,388

Note 4—Financial Instruments

Marketable Securities and Other Investments

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable securities are considered available-for-sale investments. Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gain and losses) recorded as a component of shareholders' equity, net of tax in Accumulated Other Comprehensive Income/Loss. These investments consist of U.S. government obligations, municipal obligations, preferred stock, mutual funds and an equity investment in a limited partnership which primarily invests in mortgage-backed securities. The marketable debt securities have individual maturities of up to eight years with an aggregate weighted average maturity of up to four years. The investment in the limited partnership, Priton Capital, L.P. is included in Other Investments in the Consolidated Balance Sheet and is accounted for using the equity method and accordingly the Company's proportionate share of the limited partnership's income or loss amounting to a non-cash loss of $115,000 for the year ended December 31, 2002 is included in investment and other income-net in the Consolidated Statement of Income. The Company's marketable securities and other investments are subject to market fluctuations based largely, but not exclusively, on the securities' sensitivity to changes in interest rates.

        Marketable securities and other investments consist of the following:

	As of December 31. 2002
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government obligations	$38,918,000	$155,000	$(5,000)	$39,068,000
Municipal obligations	52,200,000	848,000	(42,000)	53,006,000
Investment in limited partnership	22,888,000	—	—	22,888,000
Preferred stock & other	12,950,000	41,000	(892,000)	12,099,000
Equity securities	5,148,000	100,000	(71,000)	5,177,000

Total marketable securities and other investments	$132,104,000	$1,144,000	$(1,010,000)	$132,238,000

	As of December 31. 2001
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government obligations	$30,621,000	$221,000	$(26,000)	$30,889,000
Municipal obligations	56,223,000	783,000	(47,000)	56,886,000
Preferred stock	6,932,000	25,000	(551,000)	6,406,000

Total marketable securities and other investments	$93,776,000	$1,029,000	$(624,000)	$94,181,000

        Realized gains on sales of available-for-sale marketable securities and other investments of $1,854,000 and $706,000 for the years ended December 31, 2002 and 2001 respectively, as determined on a specific identification basis, are included in the Consolidated Statement of Income.

Foreign Currency Forward Exchange Contracts

        Certain of the Company's foreign subsidiaries periodically enter into foreign currency forward exchange contract ("Forward Contracts") to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months. At December 31, 2002, the Company's Forward Contracts have expiration dates which range from one to seven months.

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

        The fair value of the Forward Contracts was estimated by obtaining quotes for such contracts with similar terms, adjusted where necessary for maturity differences, and is included in the Consolidated Balance Sheet within other assets with the corresponding offset included in accumulated other comprehensive loss. At December 31, 2002, $572,000 relating to Forward Contracts is included in accrued expenses in the Consolidated Balance Sheet. At December 31, 2001 $540,000 relating to Forward Contracts is included in other assets in the Consolidated Balance Sheet.

        The estimated fair value of the notional amount of the Company's forward exchange contracts based on quoted rates as of December 31, 2002 and 2001 were $9,660,000 and $6,344,000, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Concentrations of Credit Risk

        As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution. As of December 31, 2002, marketable securities of the Company were actively managed by four investment managers. These investment managers operate under board approved guidelines which restrict the investment grade and type of investment and furthermore limit the dollar amount that can be invested in any one instrument.

        The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company's diverse customer base. The Company does not normally require collateral or other security to support credit sales. The Company had granted extended credit terms on certain of its non-seasonal orders in 2001. No extended credit terms on certain non-seasonal orders were granted in 2002.

Note 5—Inventory Reserves

        As of December 31, 2002 and 2001, the Company has recorded reserves to reflect inventories at their estimated net realizable value. The reserve balance as of December 31, 2002 and 2001 was $9,306,000 and $13,505,000, respectively. During 2002 the Company made a charitable donation of certain of its troll inventory; the cost of such donation and the resulting reduction in the inventory reserve was included in cost of sales in the Company's Consolidated Statement of Income.

Note 6—Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2002	2001
Land	$7,869,000	$6,936,000
Buildings	14,988,000	12,500,000
Machinery and equipment	28,595,000	21,885,000
Furniture and fixtures	5,648,000	5,269,000
Leasehold improvements	15,783,000	9,903,000

	72,883,000	56,493,000
Less accumulated depreciation and amortization	36,989,000	32,076,000

Construction and system development in progress	6,202,000	206,000

Consolidated Total	$42,096,000	$24,623,000

        In 2002, construction and system development in progress represented primarily the costs capitalized on the Company's implementation of a new computer system.

Note 7—Lines of Credit

        Under its existing domestic bank lines of credit, which are renewed annually, the Company has available $50,000,000 for direct borrowings and letters of credit at any one time. The maximum amount available to the Company's foreign operations at December 31, 2002, under local lines of credit, is $10,714,000. These lines provide for direct borrowings, letters of credit and overdraft facilities. In connection with the purchase of imported merchandise, the Company, at December 31, 2002, had letters of credit outstanding under all lines of $11,531,000. There were no amounts outstanding for direct borrowings at December 31, 2002, 2001 and 2000.

Note 8—Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2002	2001
Accrued sales commission	$2,305,000	$2,646,000
Accrued payroll and incentive compensation	5,796,000	3,961,000
Other	18,245,000	13,396,000

	$26,346,000	$20,003,000

Note 9—Investment and Other Income—Net

        The significant components of investment and other income—net consist of the following:

	Years Ended December 31,
	2002	2001	2000
Investment income	$7,540,000	$9,573,000	$8,352,000
Interest expense	(20,000)	(196,000)	(127,000)
Foreign currency transactions, net	(192,000)	(942,000)	(738,000)
Reversal of reserves	1,038,000	—	2,544,000
Other	134,000	125,000	171,000

	$8,500,000	$8,560,000	$10,202,000

        The years ended December 31, 2002 and 2000 include income of $1,038,000, before tax, or $675,000, after tax, and $2,544,000 before tax or $1,603,000, after tax, respectively, for the reversal of reserves related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997.

Note 10—Income Taxes

        The Company and its domestic subsidiaries file a consolidated Federal income tax return.

        Income before income taxes was:

	Years Ended December 31,
	2002	2001	2000
United States	$39,177,000	$34,361,000	$46,351,000
Foreign	24,461,000	23,309,000	24,753,000

	$63,638,000	$57,670,000	$71,104,000

        The provision for income taxes consists of the following:

	Years Ended December 31,
Current provision
	2002	2001	2000
Federal	$9,141,000	$9,475,000	$14,167,000
Foreign	6,622,000	7,659,000	7,916,000
State	1,285,000	1,384,000	1,426,000

	$17,048,000	$18,518,000	$23,509,000

Deferred provision (benefit)
Federal	$788,000	$(387,000)	$(387,000)
Foreign	(209,000)	(330,000)	41,000
State	(9,000)	(305,000)	—

	570,000	(1,022,000)	(346,000)

	$17,618,000	$17,496,000	$23,163,000

        A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

	Years Ended December 31,
	2002	2001	2000
Tax at U.S. Federal statutory rate	$22,273,000	$20,185,000	$24,886,000
State income tax net of Federal tax benefit	835,000	900,000	927,000
Foreign rate difference	(2,148,000)	(829,000)	(707,000)
Charitable contributions	(2,319,000)	(354,000)	(446,000)
Tax advantaged investment income	(1,407,000)	(2,125,000)	(2,151,000)
Change in valuation allowance	(33,000)	(249,000)	55,000
Increase/(Decrease) of tax reserves	180,000	(500,000)	—
Other, net	237,000	468,000	599,000

	$17,618,000	$17,496,000	$23,163,000

        The reversal of tax reserves and changes in the valuation allowance resulted from changes in management's estimates regarding certain tax contingencies.

        Gross deferred tax assets were $8,083,000 and $8,090,000 as of December 31, 2002 and 2001, respectively. Gross deferred tax liabilities were $678,000 and $190,000 as of December 31, 2002 and 2001, respectively. The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

	December 31
	2002	2001
Assets (Liabilities)
Deferred tax asset—Current:
Inventory capitalization	$1,119,000	$1,320,000
Reserves not deducted for tax purposes	2,619,000	4,854,000
Charitable contributions	2,169,000	—
Litigation	481,000	535,000
Unrealized (gain) loss on marketable securities	(38,000)	(145,000)
Other	814,000	752,000

Gross deferred tax asset—current	7,164,000	7,316,000
Less: valuation allowance	(616,000)	(611,000)

Net deferred tax asset—current	6,548,000	6,705,000

Deferred tax asset—Non-current:
Write-off computer equipment	252,000	414,000
Depreciation	(377,000)	(45,000)
Amortization	(263,000)	—
Other	629,000	215,000

Gross deferred tax asset—non-current	241,000	584,000
Less: valuation allowance	(12,000)	(50,000)

Net deferred tax asset—non-current	229,000	534,000

Total net deferred tax asset	$6,777,000	$7,239,000

        The Company's valuation allowance at December 31, 2002 and 2001 reflects the estimated amount of deferred tax assets which the Company believes is more likely than not will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors.

        Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries' undistributed earnings less those earnings deemed to be permanently reinvested. The amount of such earnings deemed permanently reinvested was approximately $115,146,000 as of December 31, 2002. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable. The non-current net deferred tax asset is included in other assets on the Consolidated Balance Sheet at December 31, 2002 and 2001.

Note 11—Earnings Per Share

        A reconciliation of basic weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	Years Ended December 31
	2002	2001	2000
Average common shares outstanding	20,421,000	20,085,000	20,195,000
Dilutive effect of common shares issuable(1)	115,000	112,000	61,000

Average common shares outstanding assuming dilution	20,536,000	20,197,000	20,256,000

(1)
Issuable under stock option plans.

        Stock options outstanding at December 31, 2000 to purchase 341,600 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares. There were no such options outstanding at December 31, 2002 and 2001.

Note 12—Related Party Transactions

        Certain buildings, referred to in Note 13, are leased from parties related to the late Russell Berrie, one of the Company's former directors, who was also Chairman and Chief Executive Officer of the Company and a significant shareholder, or entities owned or controlled by him, until his death on December 25, 2002. Rental expense under these leases for the years ended December 31, 2002, 2001 and 2000 were $4,953,000, $3,804,000 and $3,841,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $7,290,000 as of December 31, 2002, $2,000,000 of which is collateralized by certain assets of the Company.

        During 2001, the Company entered into an exclusive license agreement with Gilda's Club Worldwide and has contributed a portion of the proceeds from the sale of the licensed product. One of the Company's Directors, who is also Chief Executive Officer of the Company, is on the Board of Directors of Gilda's Club Worldwide. Sales of such licensed products in 2002 were $1,200,000. There were no such sales of licensed product in 2001.

        Certain of the Company's investments are under management by a firm of which a Director of the Company is a Vice-Chairman. The amount managed by this firm as of December 31, 2002 was $51,118,000.

Note 13—Leases

        At December 31, 2002, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to nineteen years.

        Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $7,331,000, $6,258,000 and $6,158,000, respectively.

        The approximate aggregate minimum future rental payments as of December 31, 2002 under operating leases are as follows:

2003	6,964,000
2004	4,012,000
2005	2,043,000
2006	1,843,000
2007	1,648,000
Thereafter	23,686,000

Note 14—Stock Repurchase Program

        As of December 31, 2002, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,643,200 shares have been repurchased since the beginning of the Company's stock repurchase program in March 1990. During 2002, the Company repurchased 7,300 shares.

Note 15—Stock Plans

        The Company has Stock Option and Restricted Stock Plans, Stock Plans for Outside Directors, Stock Option Plans and Employee Stock Purchase Plans (collectively, the "Stock Plans"). As of December 31, 2002, there were 1,787,768 shares of common stock reserved for issuance under all stock plans. Under the Stock Option and Restricted Stock Plan, stock awards of 6,464 shares, 8,120 shares and 6,176 shares were issued for the years ended December 31, 2002, 2001 and 2000, respectively.

        The option price for all stock option plans is equal to the closing price of the Company's common stock as of the date the option is granted except for the 2000 grant of options which were repriced to the closing price of the Company's stock effective February 29, 2000 and at $2.00 above the closing price of the Company's stock price effective February 29, 2000 for the Company's Stock Plan for

Outside Directors. All stock options vest one year from the grant date. Options expire 10 years from the date of grant. Information regarding these option plans for 2002, 2001 and 2000 is as follows:

	All Stock Option Plans
	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 1999	761,287	21.091
Options Granted	280,799	18.525
Options Exercised	(63,837)	16.450
Options Cancelled	(103,831)	21.943

Outstanding as of December 31, 2000	874,418	20.455
Options Granted	265,049	20.777
Options Exercised	(411,032)	18.463
Options Cancelled	(33,425)	21.857

Outstanding as of December 31, 2001	695,010	21.627
Options Granted	193,787	30.852
Options Exercised	(284,145)	20.657
Options Cancelled	(14,315)	22.086

Outstanding as of December 31, 2002	590,337	25.080

Option price range at December 31, 2002	$17.67	to	$30.98
Option price range for exercised shares	$17.67	to	$30.98
Options available for grant and reserved for future issuance at December 31, 2002			1,699,665

        The weighted-average fair value of options granted, on a per share basis, during the years 2002, 2001 and 2000 was $6.30, $3.16 and $4.45, respectively.

        The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
17.670	1,510	Exp 1/01/03	17.670	1,510	17.670
14.875	6,873	1 year	14.875	6,873	14.875
13.750	10,071	2 years	13.750	10,071	13.750
13.625	14,324	3 years	13.625	14,324	13.625
18.500	24,029	4 years	18.500	24,029	18.500
26.250	123,479	5 years	26.250	123,479	26.250
23.625	103,051	6 years	23.625	103,051	23.625
20.375	15,000	7 years	20.375	15,000	20.375
18.375	20,257	8 years	18.375	20,257	18.375
20.750	81,146	8 years	20.750	81,146	20.750
22.190	4,957	8 years	22.190	4,957	22.190
30.980	185,640	9 years	30.980	—	30.980

	590,337			404,697

        Under the Employee Stock Purchase Plans, the purchase price is 90% of the closing market price of the stock on the first business day of the Plan year except for the 2000 grant which was repriced to 90% of the closing market price of the stock as of February 29, 2000. Information regarding the Employee Stock Purchase Plan for 2002, 2001 and 2000 is as follows:

	Employee Stock Purchase Plan
	2002	2001	2000
Exercise Price	$27.882	$18.675	$16.540
Shares Issued	11,013	15,662	17,458

        As of December 31, 2002, the Employee Stock Purchase Plan has 88,103 shares reserved for future issuance.

        The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31
	2002	2001	2000
Dividend yield	3.36%	4.62%	4.75%
Risk-free interest rate	2.24%	4.89%	6.03%
Volatility	31.69%	25.34%	37.20%
Expected life (years)	1.0	1.0	1.0

Note 16—401(k) Plan

        The Company maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 2002, 2001 and 2000 was $687,000, $766,000 and $703,000, respectively.

Note 17—Segment, Geographic and Related Information

        The Company operates in two segments which consist of the Company's core gift business and the Company's non-core business, which includes the Company's July 26, 2002 acquisition of Sassy, Inc. This segmentation of the Company's operations reflects how the Company's Chief Executive Officer currently views the results of operations. There are no intersegment revenues to eliminate. Previously, the Company, had only one reportable segment, as such, the Company has reclassified the prior year's single segment information to be consistent with the current period's presentation.

        The Company's core business designs, manufactures through third parties and markets a wide variety of gift and home décor products to retail stores throughout the United States and throughout the world via the Company's international wholly-owned subsidiaries. The Company's non-core business designs and markets functional consumer products sold at comparable price points with comparable gross margins to each other and consists of the Company's wholly-owned subsidiaries, Sassy, Inc. and Bright of America, Inc. The products are sold to consumers, primarily in the United States, through mass marketers.

	Years Ended December 31,
	2002	2001	2000
Core:
Net sales	$291,652,000	$282,198,000	$286,362,000
Investment and other income-net	8,156,000	8,016,000	9,528,000
Depreciation and amortization	4,622,000	3,679,000	3,690,000
Income before income taxes	59,844,000	55,587,000	68,467,000
Non-core:
Net sales	$29,703,000	$12,093,000	$14,439,000
Investment and other income-net	344,000	544,000	674,000
Depreciation and amortization	687,000	342,000	308,000
Income before income taxes	3,794,000	2,083,000	2,637,000
Consolidated:
Net sales	$321,355,000	$294,291,000	$300,801,000
Investment and other income-net	8,500,000	8,560,000	10,202,000
Depreciation and amortization	5,309,000	4,021,000	3,998,000
Income before income taxes	63,638,000	57,670,000	71,104,000

Total assets of each segment were as follows:

	Year ended December 31,
	2002	2001
Core	363,820	375,217
Non-core	66,632	11,427

Total	430,452	386,644

        The following table represents financial data of the Company by geographic area.

	2002	2001	2000
Revenues:
United States	$209,926,000	$185,915,000	$196,935,000
Europe	55,127,000	52,219,000	47,083,000
Other	56,302,000	56,157,000	56,783,000

Total	$321,355,000	$294,291,000	$300,801,000

Income from operations:
United States	$27,972,000	$24,194,000	$31,145,000
Europe	7,450,000	6,488,000	6,565,000
Other	10,598,000	9,492,000	10,231,000

Total	$46,020,000	$40,174,000	$47,941,000

Identifiable Assets:
United States	$317,732,000	$272,803,000	$260,198,000
Europe	55,739,000	54,421,000	46,854,000
Other	56,981,000	59,420,000	59,957,000

Total	$430,452,000	$386,644,000	$367,009,000

        There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States. Outside of the United States, no single country is deemed material for separate disclosure. The Company has no single customer representing greater than 3% of consolidated revenues.

Note 18—Litigation

        In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to its business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially adversely affect the consolidated results of operations, financial condition or cash flows of the Company, except for the matter described below.

        An action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff's reinstated United States copyrights for its troll designs, unfair competition under common law and violation of Danish and U.S. copyrights constituting copyright infringement under the laws of the Peoples Republic of China. The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company's U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney's fees and expenses. On December 3, 2001, a preliminary injunction was issued by the District Court which, as subsequently modified, prohibited the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after a date specified by the court. The issuance of the preliminary injunction was appealed by the Company to the Third Circuit Court of Appeals. On May 14, 2002, the appeals court vacated the preliminary injunction, and the matter was remanded to the District Court. The Company believes it has substantial defenses to the allegations. In 2002, the sale of troll products represented less than one-half of one percent of the Company's net sales. As of December 31, 2001 in response to the issuance of the preliminary injunction, the Company had segregated the amount of its troll products inventory and recorded such inventory as a long-term asset in the Company's Consolidated Balance Sheet. As a result of the vacation of the preliminary injunction, such inventory is no longer segregated or classified as a long-term asset. The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the consolidated financial condition of the Company; however, the outcome of any litigation is uncertain. The plaintiff has advised the Company of its intention to amend the claims under the litigation to include alleged infringements of the plaintiff's copyrights under the laws of unspecified foreign countries and to seek unspecified damages for sales of the Company's troll products sold throughout the world. Since the new assertions have not, to date, been included in the litigation, the Company cannot evaluate them or their potential impact on the Company.

Note 19—Quarterly Financial Information (Unaudited)

        The following selected financial data for the four quarters ended December 31, 2002 and 2001 are derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented. The quarters ended September 30, and December 31, 2002 include the results of operation of Sassy, Inc. since its acquisition on July 26, 2002. The quarter ended December 31, 2002 includes income of $1,038,000 before tax, or $675,000 ($0.03 per diluted share)

after tax, for the reversal of reserves related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997.

	For Quarters Ended
2002
	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$77,602	$66,042	$95,740	$81,971
Gross profit	43,886	35,000	53,847	43,572
Net income	$9,936	$6,773	$17,599	$11,712
Net income per share
Basic	$.49	$.33	$.86	$.57
Diluted	.49	.33	.86	.57
2001	March 31	June 30	September 30	December 31
Net sales	$75,929	$61,278	$87,441	$69,643
Gross profit	42,215	33,064	48,633	37,768
Net income	$8,723	$5,862	$16,442	$9,147
Net income per share
Basic	$.44	$.29	$.82	$.45
Diluted	.43	.29	.81	.45

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to this item appears under the captions "ELECTION OF DIRECTORS" and "SECTION 16a BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the 2003 Proxy Statement, which is incorporated herein by reference and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part 1 of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to this item appears under the captions "THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD", "DIRECTOR COMPENSATION", "EXECUTIVE COMPENSATION", "COMPENSATION COMMITTEE REPORT", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RUSS BERRIE AND COMPANY, INC. COMPARISION OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG RUSS BERRIE AND COMPANY, INC., THE S & P 500 INDEX AND PEER GROUP COMPANIES" of the 2003 Proxy Statement, which are each incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to this item appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "EQUITY COMPENSATION PLAN INFORMATION" of the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to this item appears under the captions "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" of the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        Based on their evaluation, as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a – 14(c) and 15d – 14(c) under the Security Exchange Act of 1934, as amended) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report.

1.    Financial Statements:

  Independent Auditors' Report

  Consolidated Statement of Income for the years ended December 31, 2002, 2001 and 2000

  Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

  Consolidated Balance Sheet at December 31, 2002 and 2001

  Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

  Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts

  Report of Independent Public Accountant of Arthur Andersen, LLP dated February 7, 2002.

  Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits:

        (Listed by numbers corresponding to item 601 of Regulation S-K)

Exhibit No.
2.1	(a)	Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supple mentally and omitted schedules to the Commission upon request. (35)
3.1	(a)	Restated Certificate of Incorporation of the Registrant and amendment thereto. (9)
	(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987. (23)
3.2	(a)	By-Laws of the Registrant. (9)
	(b)	Amendment to Revised By-Laws of the Company adopted April 30, 1987. (23)
	(c)	Amendment to Revised By-Laws of the Company adopted February 18, 1988. (23)
	(d)	Amendment to Revised By-Laws of the Company adopted July 25, 1995. (28)
	(e)	Amendment to Revised By-Laws of the Company adopted April 21, 1999. (32)
	(f)	Amendment to revised By-Laws of the Company adopted July 26, 2000. (33)
	(g)	Amendment to revised By-Laws of the Company adopted January 20, 2003
	(h)	Amendment to revised By-Laws of the Company adopted February 11, 2003
	(i)	Amendment to revised By-Laws of the Company adopted February 11, 2003
	(j)	Amendment to revised By-Laws of the Company adopted March 18, 2003

4.1		Form of Common Stock Certificate. (1)
10.1		Russ Berrie and Company, Inc. Profit Sharing Plan. (3)
10.2		Agreement dated January 26, 1982 between the Registrant and A. Curts Cooke and amendment thereto dated March 10, 1984. (3)
10.3		Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Russ Berrie and Company, Inc. (4)
10.4		Guaranty, dated March 20, 1981, from Russ Berrie and Company, Inc. and Russell Berrie to the New Jersey Economic Development Authority and Midlantic National Bank as Trustee. (4)
10.5		Mortgage, dated April 6, 1981, between Tri-State Realty and Investment Company and the New Jersey Economic Development Authority. (4)
10.6		Credit and Security Agreement, dated as of March 1, 1981, between the New Jersey Economic Development Authority and Tri-State Realty and Investment Company. (4)
10.7		Assignment of Leases, Rents & Profits, dated April 6, 1981, by Tri-State Realty and Investment Company to the New Jersey Economic Development Authority. (4)
10.8		Note, dated April 6, 1981, made by Tri-State Realty and Investment Company to the order of the New Jersey Economic Development Authority in the principal amount of $2,000,000. (4)
10.9		Specimen of State of New Jersey Economic Development Authority $2,000,000 Economic Development Bond (Tri-State Realty and Investment Company—1980 Project), dated April 6, 1981. (4)
10.10		Lease, dated December 28, 1983, between Russell Berrie and Russ Berrie and Company, Inc. (4)
10.11		Guarantee dated as of December 1, 1983, from Russ Berrie and Company, Inc. to the New Jersey Economic Development Authority, Bankers Trust Company as Trustee and each Holder of a Bond. (4)
10.12		Letter of Credit and Reimbursement Agreement, dated as of December 1, 1983, between Russ Berrie and Company, Inc. and Citibank, N.A. (4)
10.13		Loan Agreement, dated as of December 1, 1983, between the New Jersey Economic Development Authority and Russell Berrie. (4)
10.14		Mortgage, dated December 28, 1983, between Russell Berrie and Citibank, N.A. (4)
10.15		Form of New Jersey Economic Development Authority Variable/Fixed Rate Economic Development Bond (Russell Berrie—1983 Project). (4)
10.16		Grant Deed, dated June 28, 1982, from Russ Berrie and Company, Inc. to Russell Berrie. (1)
10.17		Russ Berrie and Company, Inc. 1989 Employee Stock Purchase Plan. (13)
10.18	(a)	Lease Agreement, dated as of May 1, 1977, between Fred T. Reisman and Associates Limited, Amram's Distributing, LTD, and Alfa Romeo (Canada) Limited. (8)
	(b)	Lease Agreement, dated April 8, 1986, between Pensionfund Realty Limited and Amram's Distributing LTD. (9)
10.19		Amendment, dated October 29, 1985 to the restated Russ Berrie and Company, Inc. Profit Sharing Plan. (8)

10.20		Russ Berrie and Company, Inc. Deferred Compensation Plan. (9)
10.21	(a)	Lease agreement, dated September 17, 1987, between Forsgate Industrial Complex and Russ Berrie and Company, Inc. (11)
	(b)	Amendment, dated March 18, 1988, between Forsgate Industrial Complex and Russ Berrie and Company, Inc. (11)
10.22		Lease agreement, dated July 1, 1987, between Hunter Street, Inc. and Russ Berrie and Co (West), Inc. (11)
10.23		Lease agreement, dated October 1, 1987, between David Benjamin and Nicole Berrie, Lakeland Trust and Russ Berrie and Company, Inc. (11)
10.24		Russ Berrie and Company, Inc. 1989 Stock Option Plan. (14)
10.25		Russ Berrie and Company, Inc. 1989 Stock Option Plan for Outside Directors. (15)
10.26		Russ Berrie and Company, Inc. 1989 Stock Option and Restricted Stock Plan. (16)
10.27		Lease Agreement dated November 7, 1988 between A. Mantella & Sons Limited and Amram's Distributing, Ltd. (17)
10.28		Lease Agreement dated November 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc. (17)
10.29		Lease Agreement dated June 8, 1989 between Americana Development, Inc. and Russ Berrie and Company, Inc. (18)
10.30		Lease dated December 25, 1989 between Kestrel Properties, Ltd. and Russ Berrie (U.K.) Ltd. (18)
10.31		Amendment dated January 9, 1989 to Letter of Credit and Reimbursement Agreement dated as of December 1, 1983 between Russ Berrie and Company, Inc. and Citibank, N.A. (18)
10.32	(a)	Assignment of Underlease of Unit 10 Nursling Industrial Estate, Marks and Spencer plc to Russ Berrie (U.K.) Limited. (19)
	(b)	Underlease of Unit 10 Nursling Estate County of Hants. (19)
10.33		Agreement for sale and purchase of parts or shares of Sea View Estate between Sino Rank Company Limited and Tri Russ International (Hong Kong) Limited dated March 10, 1990. (19)
10.34	(a)	Asset Purchase Agreement dated September 18, 1990 by and among Bright, Inc., Bright of America, Inc., Bright Crest, LTD. and William T. Bright. (19)
	(b)	Non-Compete Agreement dated September 18, 1990 by and between William T. Bright and Bright, Inc. (19)
	(c)	Deed of Trust dated September 18, 1990 by and among Bright, Inc., F.T. Graff Jr. and Louis S. Southworth, III, Trustees, and Bright of America, Inc. (19)
	(d)	Guaranty Agreement dated September 18, 1990 executed by Russ Berrie and Company, Inc. delivered to Bright of America, Inc. and Bright Crest, LTD. (19)
	(e)	Guaranty Agreement dated September 18, 1990 executed by Russ Berrie and Company, Inc. delivered to William T. Bright. (19)
10.35		Russ Berrie and Company, Inc. Retirement Plan Amended and Restated Effective January 1, 1989. (19)

10.36	(a)	Sale and Purchase Agreement dated October 16, 1991 by and among Weaver Corp. and Papel/Freelance, Inc. (20)
	(b)	Non-competition Agreement made October 16, 1991 by and among Weaver Corp., an Indiana corporation, Steven Weaver and Papel/Freelance, Inc. a Pennsylvania corporation. (20)
10.37		Transfer of Freehold land between British Telecommunications plc and BT Property Limited and Russ Berrie (UK) Ltd. (21)
10.38		Russ Berrie and Company, Inc. 1994 Stock Option Plan. (21)
10.39		Russ Berrie and Company, Inc. 1994 Stock Option Plan for Outside Directors. (21)
10.40		Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan. (21)
10.41		Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan. (21)
10.42		Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc. (22)
10.43		Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ, Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button. (23)
10.44		Asset Purchase Agreement By and Among PF ACQUISITION CORP., ZEBRA CAPITAL CORPORATION, PAPEL/FREELANCE, INC. and RUSS BERRIE AND COMPANY, INC. dated December 15, 1995. (24)
10.45		Agreement dated December 17, 1996, by and between Russ Berrie and Company, Inc. and A. Curts Cooke. (25)
10.46		Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan. (25)
10.47		Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto. (26)
10.48		First Amendment of Agreement dated June 5, 1997, by and between Russ Berrie and Company, Inc. and A. Curts Cooke. (27)
10.49		Agreement of Purchase and Sale between Amram's Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997. (27)
10.50		Russ Berrie and Company, Inc. 1999 Stock Option Plan. (28)
10.51		Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors. (28)
10.52		Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan. (28)
10.53		Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan. (28)
10.54		Second Amendment of Agreement dated January 13, 1999, by and between Russ Berrie and Company, Inc. and A. Curts Cooke. (29)
10.55		Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc. (29)
10.56		Executive Employment Agreement dated March 31, 1999 between Russ Berrie and Company, Inc. and Jeffery D. Schaum. (30)
10.57		Executive Employment Agreement dated June 1, 2000 between Russ Berrie and Company, Inc. and Benjamin J. Sottile. (31)

10.58	Executive Employment Agreement dated August 14, 2000 between Russ Berrie and Company, Inc. and Dona Fisher. (32)
10.59	Executive Severance Agreement dated December 18, 2000 between Russ Berrie and Company, Inc. and Dona Fisher. (32)
10.60	Russ Berrie and Company, Inc. Executive Deferred Compensation Plan (32)
10.61	Executive Employment Agreement dated January 29, 2001 between Russ Berrie and Company, Inc. and John T. Toolan. (32)
10.62	Executive Employment Agreement dated March 1, 2001 between Russ Berrie and Company, Inc. and Michael M. Saunders. (32)
10.63	Stock Option Agreement dates February 5, 2001 by and between Russ Berrie and Company, Inc. and Jack Toolan. (33)
10.64	First Amendment of Agreement dated December 04, 2001 between Russ Berrie and Company, Inc. and John T. Toolan (33)
10.65	Executive Employment Agreement dated December 11, 2001 between Russ Berrie and Company, Inc. and Thomas G. Bowles. (33)
10.66	Second Amendment of Agreement dated December 18, 2001 between Russ Berrie and Company, Inc. and John T. Toolan. (33)
10.67	Russ Berrie and Company, Inc. Executive Deferred Compensation Plan (34)
10.68	Russ Berrie and Company, Inc. Change in Control Severance Plan.
10.69	Russ Berrie and Company, Inc. Severance Policy For Domestic Vice Presidents (And Above).
10.70	Agreement dated March 19, 2003 between Russ Berrie and Company, Inc. and A. Curts Cooke.
21.1	List of Subsidiaries
23.1	Independent Auditors' Consent
99.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.
99.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

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
(33)
Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.
(34)
Incorporated by reference to Form S-8 Registration Statement No. 333-76248 as filed on January 3, 2002.
(35)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)
March 31, 2003 Date	By:	/s/ JOHN D. WILLE John D. Wille Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANGELICA BERRIE Angelica Berrie, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003 Date
/s/ RAPHAEL BENAROYA Raphael Benaroya, Director	March 31, 2003 Date
/s/ CARL EPSTEIN Carl Epstein, Director	March 28, 2003 Date
/s/ ILAN KAUFTHAL Ilan Kaufthal, Director	March 28, 2003 Date
/s/ CHARLES KLATSKIN Charles Klatskin, Director	March 28, 2003 Date
Joseph Kling, Director	Date
William A. Landman, Director	Date

/s/ SIDNEY SLAUSON Sidney Slauson, Director	March 31, 2003 Date
/s/ BENJAMIN J. SOTTILE Benjamin J. Sottile, Director	March 28, 2003 Date
/s/ JOSH WESTON Josh Weston, Acting Chairman and Director	March 28, 2003 Date

CERTIFICATIONS

        I, Angelica Berrie, certify that:

        1.    I have reviewed this annual report on Form 10-K of Russ Berrie and Company, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ ANGELICA BERRIE Angelica Berrie Chief Executive Officer

CERTIFICATIONS

        I, John D. Wille, certify that:

        1.    I have reviewed this annual report on Form 10-K of Russ Berrie and Company, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ JOHN D. WILLE John D. Wille Vice President and Chief Financial Officer

Exhibit Index

Exhibit Numbers
3.2(g)	Amendment to revised By-Laws of the Company adopted January 20, 2003.
(h)	Amendment to revised By-Laws of the Company adopted February 11, 2003
(i)	Amendment to revised By-Laws of the Company adopted February 11, 2003
(j)	Amendment to revised By-Laws of the Company adopted March 18, 2003
10.68	Russ Berrie and Company, Inc. Change In Control Severance Plan.
10.69	Russ Berrie and Company, Inc. Severance Policy for Domestic Vice Presidents (And Above).
10.70	Agreement dated March 19, 2003 between Russ Berrie and Company, Inc. and A. Curts Cooke.
21.1	List of Subsidiaries
23.1	Independent Auditors' consent.
99.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
99.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expenses	Deductions*	Balance at End of Period
Allowance for accounts receivable:
Year ended December 31, 2000	$3,731	$2,298	$2,569	$3,460
Year ended December 31, 2001	3,460	1,828	1,834	3,454
Year ended December 31, 2002	3,454	1,513	1,572	3,395
Allowance for slow moving inventory items:
Year ended December 31, 2000	14,182	2,803	2,942	14,043
Year ended December 31, 2001	14,043	2,851	3,389	13,505
Year ended December 31, 2002	13,505	2,518	6,717	9,306

*
Principally account write-offs, allowances and disposal of merchandise, respectively. For the year ended December 31, 2002 the deduction for slow moving inventory was primarily due to a charitable donation (see Note 5 of the Notes to the consolidated financial statements).

S-2

QuickLinks

Documents Incorporated by Reference
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31 (Dollars in Thousands, Except Per Share Data)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in Thousands)
CONSOLIDATED BALANCE SHEET AT DECEMBER 31 (Dollars in Thousands)
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31 (Dollars in Thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
Exhibit Index
RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in Thousands)