Form 10-K/A
period 2002-12-31
RUSS BERRIE & CO INC
filed 2003-03-31
CIK 739878

QuickLinks -- Click here to rapidly navigate through this document

The sole purpose for this amendment is to include the report of Arthur Andersen LLP (predecessor independent public accountants to the Company) which was inadvertently omitted as a financial statement schedule by the Company's EDGAR processor.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A - Amendment No. 1

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheet of Russ Berrie and Company, Inc. (a New Jersey Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II—Valuation and Qualifying Accounts included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Roseland, New Jersey
February 7, 2002 (except with respect
to the matters discussed in the
second paragraph of Note 17, as to
which the date is March 15, 2002)

QuickLinks

Documents Incorporated by Reference
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS