Form 10-Q
period 2003-03-31
RUSS BERRIE & CO INC
filed 2003-05-15
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 7, 2003 was as follows:

CLASS	OUTSTANDING AT May 7, 2003

Common Stock, $0.10 stated value

20,554,003

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	March 31, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$91,579	$93,513
Marketable securities	114,354	109,350
Other investments	23,095	22,888
Accounts receivable, trade, less allowances of $3,832 in 2003 and $3,395 in 2002	74,788	73,938
Inventories — net	40,624	44,749
Prepaid expenses and other current assets	4,089	4,896
Deferred income taxes	6,739	6,548
Total current assets	355,268	355,882

Property, plant and equipment — net	43,224	42,096
Goodwill	10,388	10,388
Other assets	22,194	22,086
Total assets	$431,074	$430,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,892	$10,752
Accrued expenses	20,930	26,346
Accrued income taxes	7,811	4,463
Total current liabilities	36,633	41,561
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2003, 26,188,732 shares; 2002, 26,163,986 shares	2,619	2,618
Additional paid in capital	81,991	81,403
Retained earnings	421,272	417,047
Accumulated other comprehensive (loss)	(1,231)	(1,967)
Treasury stock, at cost (5,639,314 shares at March 31, 2003 and at December 31, 2002)	(110,210)	(110,210)

Total shareholders’ equity	394,441	388,891

Total liabilities and shareholders’ equity	$431,074	$430,452

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2003	2002

Net sales	$87,551	$77,602

Cost of Sales	39,892	33,716

Gross profit	47,659	43,886

Selling, general and administrative expense	34,819	30,821

Investment and other income-net	2,099	2,308

Income before income taxes	14,939	15,373

Provision for income taxes	4,960	5,437

Net income	$9,979	9,936

Net income per share:
Basic	$0.49	$0.49
Diluted	$0.48	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2003	2002
Cash flows from operating activities:
Net income	$9,979	$9,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,560	1,040
Provision for accounts receivable reserves	467	587
Other	224	(544)
Changes in assets and liabilities:
Accounts receivable	(1,317)	(2,470)
Inventories — net	4,125	8,061
Prepaid expenses and other current assets	809	(964)
Other assets	(112)	6
Accounts payable	(2,861)	54
Accrued expenses	(5,415)	(3,493)
Accrued income taxes	3,348	3,832
Total adjustments	828	6,109
Net cash provided by operating activities	10,807	16,045

Cash flows from investing activities:
Purchase of marketable securities and other investments	(65,950)	(75,841)
Proceeds from sale of marketable securities	60,326	21,716
Proceeds from sale of property, plant and equipment	25	—
Capital expenditures	(2,634)	(2,847)
Net cash (used in) investing activities	(8,233)	(56,972)

Cash flows from financing activities:
Proceeds from issuance of common stock	589	3,760
Dividends paid to shareholders	(5,754)	(5,294)
Purchase of treasury stock	—	(214)
Net cash (used in) financing activities	(5,165)	(1,748)

Effect of exchange rate changes on cash and cash equivalents	657	(631)
Net (decrease) in cash and cash equivalents	(1,934)	(43,306)
Cash and cash equivalents at beginning of period	93,513	148,872
Cash and cash equivalents at end of period	$91,579	$105,566

Cash paid during the period for:
Interest	$1	$12
Income taxes	$1,612	$1,605

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared by Russ Berrie and Company, Inc. and its subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations.  The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented.  Results for interim periods are not necessarily an indication of results to be expected for the year.

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business, which includes the Company’s July 26, 2002 acquisition of Sassy, Inc. The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home dècor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors. In March 2003, the Company merged its wholly-owned subsidiary, Russ Home, Inc., which sold home accessory items, into its parent company, Russ Berrie and Company, Inc., within the core segment. The Company’s non-core businesses design and market functional consumer products sold at comparable price points with comparable gross margins to each other and consists of Sassy, Inc. since its acquisition on July 26, 2002 and the Company’s wholly-owned subsidiary Bright of America, Inc. These products are sold to consumers, primarily in the United States, through mass marketers.

Certain prior year amounts have been reclassified to conform to the 2003 presentation. (See Note 8)

This Quarterly Report on Form 10-Q for the three months ended March 31, 2003 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - OTHER INVESTMENTS

The Company has an investment in a limited partnership which manages a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation.  This investment is accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to non-cash income of  $207,000 and $567,000 for the three months ended March 31, 2003 and March 31, 2002, respectively, is included in investment and other income-net in the Consolidated Statement of Income. Additionally, realized gains on sales of available-for-sale marketable securities of $449,000 and $160,000 for the three months ended March 31, 2003 and 2002, respectively, as determined on a specific identification basis, are included in the Consolidated Statement of Income.

NOTE 3 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended March 31,
	2003	2002

Weighted average common shares outstanding	20,548,000	20,332,000

Dilutive effect of common shares issuable under stock option plans	85,000	120,000
Weighted average common shares outstanding assuming dilution	20,633,000	20,452,000

Stock options outstanding at March 31, 2003 to purchase 192,918 of common stock were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. There were no such options outstanding at March 31, 2002.

NOTE 4 - DIVIDENDS

Cash dividends of $5,754,000 ($0.28 per share) were paid on March 28, 2003 to shareholders of record of the Company’s Common Stock on March 14, 2003. Cash dividends of $5,294,000 ($0.26 per share) were paid on March 31, 2002 to shareholders of record of the Company’s Common Stock on March 8, 2002.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three months ended March 31, 2003 and 2002 as follows:

	Three Months Ended March 31,
	2003	2002
Net income	$9,979,000	$9,936,000
Other comprehensive income (loss), (net of taxes):
Foreign currency translation adjustments	724,000	(771,000)

Net unrealized (loss) on securities available-for-sale	(335,000)	(919,000)
Net unrealized gain on foreign currency forward exchange contracts	347,000	70,000
Other comprehensive income (loss)	736,000	(1,620,000)

Comprehensive income	$10,715,000	$8,316,000

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

An action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs, unfair competition under common law and violation of Danish and U.S. copyrights constituting copyright infringement under the laws of the Peoples Republic of China. The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses. On December 3, 2001, a preliminary injunction was issued by the District Court which, as subsequently modified, prohibited the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after a date specified by the court. The issuance of the preliminary injunction was appealed by the Company to the Third Circuit Court of Appeals. On May 14, 2002, the appeals court vacated the preliminary injunction, and the matter was remanded to the District Court. The Company believes it has substantial defenses to the allegations. In the quarter ended March 31, 2003, the sale of troll products represented less than one-half of one percent of the Company’s net sales. As of December 31, 2001 in response to the issuance of the preliminary injunction, the Company had segregated the amount of its troll products inventory and recorded such inventory as a long-term asset in the Company’s Consolidated Balance Sheet. As a result of the vacation of the preliminary injunction, such inventory is no longer segregated or classified as a long-term asset. The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the consolidated financial condition of the Company; however, the outcome of any litigation is uncertain. The plaintiff has advised the Company of its intention to amend the claims under the litigation to include alleged infringements of the plaintiff’s copyrights under the laws of unspecified foreign countries and to seek unspecified damages for sales of the Company’s troll products sold throughout the world. Since the new assertions have not, to date, been included in the litigation, the Company cannot evaluate them or their potential impact on the Company.

NOTE 7 - AQUISITION

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan, including, but not limited to, real property, tangible personal property, inventory, most accounts receivable, designated contracts, intellectual property rights, governmental authorizations and intangible rights. The assets acquired will continue to be used by the Company in Sassy’s business. In addition to the Sassy brand, the Company also gained distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria. The Company purchased privately held Sassy, Inc. for approximately $46,204,000 (including acquisition costs and the working capital adjustment) using the Company’s own internal funds, based on Sassy’s current and projected earnings before interest, taxes, depreciation and amortization, and working capital. Additional payments, not expected to exceed $4,300,000, may become payable based on future performance and other measurements and will be expensed as incurred in the Company’s Consolidated Statement of Income. The results of operations of Sassy, Inc. are included in the Company’s Consolidated Statement of Income since July 26, 2002.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation of property, plant and equipment and certain intangible assets:

At July 26, 2002 (000’s)

Current assets	$16,995
Property, plant and equipment	4,796
Goodwill	10,176
MAM distribution agreement and relationship	10,400
Sassy trade name	7,100
Backlog	210
Non-competition agreement	90

Total assets acquired	49,767
Current liabilities	3,563

Total liabilities assumed	3,563

Net assets acquired	$46,204

The Company believes that the intangible assets identified and valued based upon the third party valuation have an indefinite life. The backlog was amortized during the Company’s third quarter ended September 30, 2002 and the non-competition agreement is being amortized over five years. The goodwill was assigned to the Company’s non-core segment. The aggregate amount of goodwill expected to be deductible for tax purposes is estimated to be $10,176,000.

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2002 assumes the acquisition of Sassy, Inc. occurred as of January 1, 2002.

(000’s)	2002

Net sales	$89,376
Net income	$10,950
Net income per share:
Basic	$0.54
Diluted	$0.54

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

The changes in the carrying amount of goodwill during the quarter ended March 31, 2003 are as follows:

(000’s)	Core Segment	Non-core Segment	Total

Balance as of December 31, 2002	—	$10,388	$10,388

Goodwill acquired during the quarter	—	$—	$—

Balance as of March 31, 2003	—	$10,388	$10,388

NOTE 8 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business, which includes the Company’s July 26, 2002 acquisition of Sassy, Inc. This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations. There are no intersegment revenues to eliminate. Prior to the acquisition of Sassy, Inc., the Company had only one reportable segment, as such, the Company has reclassified the prior year’s single segment information to be consistent with the current period’s presentation.

The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home décor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors.  The Company’s non-core business designs and markets functional consumer products sold at comparable price points with comparable gross margins to each other and consists of the Company’s wholly-owned subsidiaries, Sassy, Inc. and Bright of America, Inc. The products are sold to consumers, primarily in the United States, through mass marketers.

(In thousands)

	Three months ended March 31,
	2003	2002
Core
Net sales	$73,111	$75,487
Income before income taxes	13,190	15,133

Non-core
Net sales	14,440	2,115
Income before income taxes	1,749	240

Consolidated
Net sales	87,551	77,602
Income before income taxes	14,939	15,373

Additionally, total assets of each segment were as follows:

	March 31, 2003	December 31, 2002

Core	364,160	363,820
Non-core	66,914	66,632

Total	431,074	430,452

NOTE 9 – ACCOUNTING FOR STOCK OPTIONS

During the fourth quarter of 2002, the Company adopted the disclosure provisions of SFAS No. 148.  The Company had previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and, therefore, accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method of accounting. Accordingly, no compensation cost has been recognized for the options granted under these Stock Plans except for the adoption of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in non cash income of $55,000 and a non cash charge of $120,000 during the three months ended March 31, 2003 and March 31, 2002, respectively, and included in the Consolidated Statement of Income. The income and charge relate only to the options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders. Had compensation cost for the Company’s Stock Plans been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, in the first quarters of 2003 and 2002, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Three months ended March 31,
	2003	2002

Net income-as reported	$9,979,000	$9,936,000
Deduction for stock-based compensation expense-pro forma	$253,000	$163,000

Net income-pro forma	$9,726,000	$9,773,000
Earnings per share (basic)—as reported	$0.49	$0.49
Earnings per share (basic)—pro forma	$0.47	$0.48
Earnings per share (diluted)—as reported	$0.48	$0.49
Earnings per share (diluted)—pro forma	$0.47	$0.48

The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	2003	2002

Dividend yield	3.22%	3.36%
Risk-free interest rate	2.09%	3.69%
Volatility	34.48%	23.57
Expected life (years)	3.4	3.4
Weighted average fair value of options granted during the year	$7.34	$4.87

NOTE 10 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contract ("Forward Contracts") to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar.  These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months. At March 31, 2003, the Company’s Forward Contracts have expiration dates which range from one to twelve months.

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

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 will require the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also will record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003 and such adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”

(“SFAS No. 145”). SFAS No. 145 requires companies to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequency Occurring Events and Transaction (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No.145 is effective for fiscal years beginning after May 15, 2002, or 2003 for the Company, and did not have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 would effect the Company’s consolidated financial statements if it were to engage in the aforementioned activities, however, did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instrument embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The changes are for decisions made as part of the derivatives implementation group process that effectively required amendments to Statement 133, in connection with other board projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 except for implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates, and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

SEGMENTS

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business, which includes the Company’s July 26, 2002 acquisition of Sassy, Inc. The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home dècor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors. In March 2003, the Company merged its wholly-owned subsidiary, Russ Home, Inc., which sells home accessory items, into its parent company, Russ Berrie and Company, Inc. within the core segment. The Company’s non-core businesses design and market functional consumer products sold at comparable price points with comparable gross margins to each other and consists of Sassy, Inc. since its acquisition on July 26, 2002 and the Company’s wholly-owned subsidiary Bright of America, Inc. These products are sold to consumers, primarily in the United States, through mass marketers.

RESULTS OF OPERATIONS—THREE MONTHS  ENDED MARCH 31, 2003 AND 2002

The Company’s consolidated net sales for the first quarter ended March 31, 2003 increased 12.8% to $87,551,000 compared to consolidated net sales of $77,602,000 for the first quarter ended March 31, 2002. The net sales increase was primarily attributable to the Company’s non-core segment, specifically, from sales generated by Sassy, Inc., whose results of operations are included since its acquisition on July 26, 2002, offset in part, by the decline in net sales in the Company’s core segment in its United States and certain international markets.

The Company’s core segment’s net sales for the first quarter ended March 31, 2003 decreased 3.2% to $73,111,000 compared to core net sales of $75,487,000 for the first quarter ended March 31, 2002. Net sales in the Company’s core segment would also have been approximately $2.6 million lower in the quarter had first quarter 2002 exchange rates remained in effect.  The Company’s non-core segment’s net sales for the first quarter ended March 31, 2003 increased to $14,440,000 compared to non-core net sales of $2,115,000 for the first quarter ended March  31, 2002 as a result of the acquisition of Sassy, Inc.

Consolidated cost of sales were 45.6% of net sales for the first quarter ended March 31, 2003 as compared to 43.4% of consolidated net sales for the first quarter ended March 31, 2002. The erosion in the consolidated gross profit percentage is primarily due to the addition of Sassy, Inc. to the Company’s non-core segment at lower gross profit margins, offset, in part, by higher gross profit margins on sales of certain of the Company’s core product line concepts. Cost of sales for the Company’s core segment were 41.7% of net sales for such segment for the first quarter ended March 31, 2003 as compared to 43.0% of net sales for the first quarter ended March 31, 2002. Cost of sales for the Company’s non-core segment were 65.3% of net sales for such segment for the first quarter ended March 31, 2003 as compared to 60.7% of net sales for the first quarter ended March 31, 2002.

  Consolidated selling, general and administrative expense was $34,819,000 or 39.8% of net sales for the first quarter ended March 31, 2003 compared to $30,821,000 or 39.7% of net sales for the first quarter ended March 31, 2002.  This increase in consolidated selling, general and administrative expense is due primarily to the addition of Sassy, Inc. to its non-core segment and increased selling expenses and the new facility in the United Kingdom in its core segment.

Consolidated investment and other income of $2,099,000 for the first quarter ended March 31, 2003 compares to $2,308,000 for the first quarter ended March 31, 2002, a decrease of $209,000, or 9.1%. This decrease was primarily the result of lower investment income, offset, in part, by foreign exchange gains of $234,000 in the quarter ended March 31, 2003 compared to foreign exchange losses of $204,000 in the quarter ended March 31, 2002 in the Company’s core segment.

The consolidated provision for income taxes as a percent of income before taxes for the quarter ended March 31, 2003 was 33.2% compared to 35.4% for the quarter ended March 31, 2002. The decrease in the effective income tax rate is due primarily to lower effective tax rates of certain of the Company’s foreign operations, change in the Company’s valuation allowance and the income tax benefit of inventory donations.

Consolidated net income for the quarter ended March 31, 2003 was $9,979,000 compared to consolidated net income of $9,936,000 for the quarter ended March 31, 2002, representing an increase of $43,000 or 0.4% and a decrease of $0.01 or 2.0% per diluted share (See Note 3). The increase in consolidated net income was primarily the result of increased sales, offset by increased consolidated selling, general and administrative expense and lower investment and other income in the Company’s core segment, as described above.

The Company is dependent upon information technology systems in many aspects of its business. During 2002, the Company began a project to implement a new Enterprise Resource Planning (“ERP”) system for the Company’s core businesses and successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide. The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach. The Company’s worldwide headquarters in the United States has also successfully completed the implementation of the finance module of the new ERP system and has begun the transition to the order management and inventory modules during the second quarter of 2003. The Company’s international subsidiaries have begun to phase-in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is anticipated by the end of 2003. The Company has not experienced any significant business disruptions related to the replacement of these systems and anticipates that the replacement of its current systems will not have a material adverse impact on its consolidated financial condition or results of operations.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash, cash equivalents, marketable securities and other investments of $229,028,000 as compared to $225,751,000 at December 31, 2002.

As of March 31, 2003 and December 31, 2002, the Company had marketable securities and other investments of $137,449,000 and $132,238,000 respectively, included in the amounts above. This increase is primarily a result of the Company’s investment of additional cash and cash equivalents in marketable securities. As of March 31, 2003 these investments consist of U.S. government obligations, municipal obligations, preferred stock, mutual funds and an equity investment in a limited partnership which primarily invests in mortgage-backed securities. The objective of the investment portfolio is to maximize after-tax returns while minimizing risk. The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates. For more information regarding other investments, see Note 2 of the Notes to Consolidated Financial Statements.

Working capital requirements during the quarter ended March 31, 2003 were met entirely through internally generated funds. The Company anticipates capital expenditure requirements for 2003 to be approximately $8,000,000, primarily for systems development costs. Capital expenditures for the quarter ended March 31, 2003 were $2,600,000 which were primarily for systems development. The Company remains in a highly liquid position and believes that the resources available from cash and cash equivalents, marketable securities and other investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

Certain buildings, including the newly constructed facility in the United Kingdom, are leased from entities or parties owned or controlled by, or related to the late Russell Berrie, one of the Company’s former directors, who was also Chairman and Chief Executive Officer of the Company and a significant shareholder, until his death on December 25, 2002. Ms. Angelica Berrie, Chief Executive Officer and a director of the Company, is the beneficial owner of the landlord of the UK facility as distributee under a trust established by the late Mr. Berrie, subject to administration by the executors of the Estate of Russell Berrie and by the trustees of said trust. The lease, which commenced in April 2002, is for a term of twenty years and includes a tenant’s option to terminate the lease at the end of the tenth year. The Company occupied the facility June 2002. Annual base rental is approximately $1,600,000 with rent reviews at the end of every fifth year of the lease, adjusted to an open market rental value. A discussion of other related party information is included in Item13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

As of March 31, 2003, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990. During the quarter ended March 31, 2003, no shares were repurchased by the Company.

Cash dividends of $5,754,000 ($0.28 per share) and  $5,294,000 ($0.26 per share) were paid in the quarters ended March 31, 2003 and March 31, 2002, respectively.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that could possibly have a material adverse impact on the Company’s results of operations and cash flows. See Note 6 of the Notes to Consolidated Financial Statements for information regarding specific litigation.

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company has voluntarily undertaken a review of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management has become aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and is evaluating and intends to take any appropriate corrective actions. As a result, although the relevant PRC authorities have broad discretion with respect to the imposition of sanctions on noncompliant companies, the Company does not expect the consequences, if any, of these matters to have a material impact on its results of operations, financial condition or cash flows.

Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes. There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, issued by the Securities and Exchange Commission (“SEC”), advises companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements on the Company’s Annual Report on Form 10-K for the year ended December 31, 2002,  includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of those accounting policies and methods used by the Company which require subjective judgments and are considered critical to the understanding of the Company’s consolidated financial condition, results of operations and cash flows.

Marketable Securities and Other Investments

The Company has a significant amount of marketable securities, all of which are considered as available-for-sale investments, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these investments, except for the investment in the limited partnership, are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value recorded as a component of shareholders’ equity, net of tax, in Accumulated Other Comprehensive Income/Loss. The investment in the limited partnership is accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to non-cash income of $207,000 for the quarter ended March 31, 2003, which is included in investment and other income-net in the Consolidated Statement of Income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income. As of March 31, 2003, marketable securities were comprised primarily of U.S. government obligations, municipal obligations, preferred stock and mutual funds. The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Accrued Liabilities

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, tax accruals and valuation allowances, self funded medical claims for its domestic business, product liability claims, sales commissions and bonuses and management incentive compensation plans. The settlement of the actual liabilities could differ from the estimates included in the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

The information set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements, Note 10 - “Recently Issued Accounting Standards”, of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company’s ability to integrate its acquisition of Sassy, to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, results of any enforcement action by the People Republic of China (“PRC”) authorities with respect to the Company’s PRC operations, the resolution of various legal matters, possible delays in the introduction of new products, customer acceptance of products, issues related to the Company’s new business ventures, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the current and future outlook of the global retail market, and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, there have been no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a – 14(c) and 15d – 14(c) under the Security Exchange Act of 1934, as amended) are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements, Note 6 – Litigation,”  of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)             Exhibits to this Quarterly Report on Form 10-Q.

10.71 Agreement dated March 25, 2003 between Russ Berrie and Company, Inc. and Jeff Bialosky.

99.1 Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

99.2 Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

b)            During the quarter ended March 31, 2003, the Company filed a current report on Form 8-K with respect to Item 1.  Changes in Control of Registrant on January 9, 2003.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date May 15, 2003		John D. Wille
Vice President and
Chief Financial Officer

CERTIFICATIONS

I, Angelica Berrie, certify that:

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ ANGELICA BERRIE
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ JOHN D. WILLE
John D. Wille
Vice President and Chief Financial Officer