Form 10-Q
period 2003-06-30
RUSS BERRIE & CO INC
filed 2003-08-14
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2003 was as follows:

CLASS	OUTSTANDING AT August 1, 2003

Common Stock, $0.10 stated value

20,632,051

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

(UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$96,065	$93,513
Marketable securities	120,431	109,350
Other investments	21,400	22,888
Accounts receivable, trade, less allowances of $3,608 in 2003 and $3,395 in 2002	61,212	73,938
Inventories — net	48,263	44,749
Prepaid expenses and other current assets	3,617	4,896
Deferred income taxes	6,404	6,548
Total current assets	357,392	355,882

Property, plant and equipment — net	43,817	42,096
Goodwill	10,388	10,388
Other assets	23,065	22,086
Total assets	$434,662	$430,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,756	$10,752
Accrued expenses	23,348	26,346
Accrued income taxes	3,164	4,463
Total current liabilities	36,268	41,561
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2003, 26,244,459 shares; 2002, 26,163,986 shares	2,625	2,618
Additional paid in capital	83,511	81,403
Retained earnings	419,692	417,047
Accumulated other comprehensive income (loss)	2,776	(1,967)
Treasury stock, at cost (5,639,314 shares at June 30, 2003 and at December 31, 2002)	(110,210)	(110,210)

Total shareholders’ equity	398,394	388,891

Total liabilities and shareholders’ equity	$434,662	$430,452

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

Net sales	$67,167	$66,042	$154,718	$143,644

Cost of Sales	31,498	31,042	71,390	64,758

Gross profit	35,669	35,000	83,328	78,886

Selling, general and administrative expense	30,996	28,773	65,815	59,594

Investment and other income-net	1,173	2,251	3,272	4,559

Income before provision for income taxes	5,846	8,478	20,785	23,851

Provision for income taxes	1,668	1,705	6,628	7,142

Net income	$4,178	$6,773	$14,157	$16,709

Net income per share:
Basic	$0.20	$0.33	$0.69	$0.82
Diluted	$0.20	$0.33	$0.69	$0.81

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
Cash flows from operating activities:
Net income	$14,157	$16,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,177	2,171
Provision for accounts receivable reserves	798	1,005
Other	1,526	(28)
Changes in assets and liabilities:
Accounts receivable	11,928	8,673
Inventories — net	(3,514)	3,839
Prepaid expenses and other current assets	1,279	289
Other assets	(987)	(51)
Accounts payable	(996)	438
Accrued expenses	(2,996)	1,071
Accrued income taxes	(1,299)	(1,378)
Total adjustments	8,916	16,029
Net cash provided by operating activities	23,073	32,738

Cash flows from investing activities:
Purchase of marketable securities	(208,138)	(108,935)
Proceeds from sale of marketable securities	196,135	42,744
Proceeds from sale of property, plant and equipment	35	—
Capital expenditures	(4,046)	(9,768)
Net cash (used in) investing activities	(16,014)	(75,959)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,115	4,698
Dividends paid to shareholders	(11,512)	(10,603)
Purchase of treasury stock	—	(214)
Net cash (used in) financing activities	(9,397)	(6,119)

Effect of exchange rate changes on cash and cash equivalents	4,890	3,367
Net increase (decrease) in cash and cash equivalents	2,552	(45,973)
Cash and cash equivalents at beginning of period	93,513	148,872
Cash and cash equivalents at end of period	$96,065	$102,899

Cash paid during the period for:
Interest	$13	$47
Income taxes	$7,927	$8,520

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

Certain prior year amounts have been reclassified to conform to the 2003 presentation.  (See Note 8).

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2003 should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES AND OTHER INVESTMENTS

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s marketable securities are considered available-for-sale investments.  Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gain and losses) recorded as a component of shareholders’ equity, net of tax in Accumulated Other Comprehensive Income/Loss.  These investments consist of U.S. government obligations, municipal obligations, preferred stock and mutual funds.  The Company also has an equity investment in a limited partnership which manages a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation.  This investment, included in Other Investments in the consolidated balance sheet, is accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to a non-cash loss of $1,695,000 and non-cash income of $138,000 for the three months ended June 30, 2003 and June 30, 2002, respectively, and a non-cash loss of  $1,488,000 and non-cash income of $705,000 for the six months ended June 30, 2003 and June 30, 2002, respectively, is included in investment and other income-net in the Consolidated Statement of Income.  The Company liquidated this investment in July 2003.  Additionally, realized gains on sales of available-for-sale marketable securities of $2,031,000 and $32,000 for the three months ended June 30, 2003 and 2002, respectively, and realized gains on sales of available-for sale marketable securities of $2,480,000 and $191,000 for the six months ended June 30, 2003 and 2002, respectively, as determined on a specific identification basis, are included in the Consolidated Statement of Income.

Marketable securities consist of the following:

	As of June 30, 2003
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government obligations	$22,307,000	$44,000	$(60,000)	$22,291,000
Municipal obligations	82,151,000	162,000	(29,000)	82,284,000
Preferred stock & other	8,594,000	—	(277,000)	8,317,000
Equity securities	5,192,000	22,000	(136,000)	5,078,000
Asset Backed Securities	2,453,000	10,000	(2,000)	2,461,000

Total marketable securities	$120,697,000	$238,000	$(504,000)	$120,431,000

	As of December 31. 2002

U.S. Government obligations	$38,918,000	$155,000	($ 5,000)	$39,068,000
Municipal obligations	52,200,000	848,000	(42,000)	53,006,000
Preferred stock & other	12,950,000	41,000	(892,000)	12,099,000
Equity securities	5,148,000	100,000	(71,000)	5,177,000

Total marketable securities	$109,216,000	$1,144,000	$(1,010,000)	$109,350,000

NOTE 3 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Weighted average common shares outstanding	20,567,000	20,417,000	20,558,000	20,375,000

Dilutive effect of common shares issuable under stock option plans	110,000	140,000	98,000	133,000
Weighted average common shares outstanding assuming dilution	20,677,000	20,557,000	20,656,000	20,508,000

Stock options outstanding at June 30, 2003 to purchase 197,969 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares.  There were no such stock options outstanding at June 30, 2002.

NOTE 4 - DIVIDENDS

Cash dividends of $5,758,000 ($0.28 per share) were paid on June 6, 2003 to shareholders of record of the Company’s Common Stock on May 23, 2003.  Cash dividends of $11,512,000 ($0.28 per share per quarter) were paid in the six months ended June 30, 2003.

Cash dividends of $5,309,000 ($0.26 per share) were paid on June 7, 2002 to shareholders of record of the Company’s Common Stock on May 24, 2002.  Cash dividends of $10,603,000 ($0.26 per share per quarter) were paid in the six months ended June 30, 2002.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and six months ended June 30, 2003 and 2002 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$4,178,000	$6,773,000	$14,157,000	$16,709,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,236,000	4,744,000	4,961,000	3,973,000

Net unrealized gain (loss) on securities available-for-sale	57,000	999,000	(278,000)	80,000
Net unrealized gain (loss) on foreign currency forward exchange contracts and other	(287,000)	626,000	60,000	696,000
Other comprehensive income	4,006,000	6,369,000	4,743,000	4,749,000

Comprehensive income	$8,184,000	$13,142,000	$18,900,000	$21,458,000

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

As previously reported in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, an action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs, unfair competition under common law and violation of Danish and U.S. copyrights constituting copyright infringement under the laws of the Peoples Republic of China.  The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses.  On December 3, 2001, a preliminary injunction was issued by the District Court which, as subsequently modified, prohibited the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after a date specified by the court.  The issuance of the preliminary injunction was appealed by the Company to the Third Circuit Court of Appeals.  On May 14, 2002, the appeals court vacated the preliminary injunction, and the matter was remanded to the District Court.  The plaintiff, on June 13, 2003, renewed its motion for preliminary injunctive relief seeking to reinstate the relief which was previously vacated by the Third Circuit Court of Appeals.  The District Court has set September 8, 2003, for a hearing on this motion.  The Company believes it has substantial defenses to the allegations.  In the quarter ended June 30, 2003, the sale of troll products represented less than one-half of one percent of the Company’s net sales.  As of December 31, 2001 in response to the issuance of the preliminary injunction, the Company had segregated the amount of its troll products inventory and recorded such inventory as a long-term asset in the Company’s Consolidated Balance Sheet.  As a result of the vacation of the preliminary injunction, such inventory is no longer segregated or classified as a long-term asset.  The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the consolidated financial condition of the Company; however, the outcome of any litigation is uncertain.  The plaintiff has advised the Company of its intention to amend the claims under the litigation to include alleged infringements of the plaintiff’s copyrights under the laws of unspecified foreign countries and to seek unspecified damages for sales of the Company’s troll products sold throughout the world.  Since the new assertions have not, to date, been included in the litigation, the Company cannot evaluate them or their potential impact on the Company.

NOTE 7 - ACQUISITION

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan, including, but not limited to, real property, tangible personal property, inventory, most accounts receivable, designated contracts, intellectual property rights, governmental authorizations and intangible rights. The assets acquired will continue to be used by the Company in Sassy’s business. In addition to the Sassy brand, the Company also gained distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria.  The Company purchased privately held Sassy, Inc. for approximately $46,204,000 (including acquisition costs and the working capital adjustment) using the Company’s own internal funds, based on Sassy’s current and projected earnings before interest, taxes, depreciation and amortization, and working capital.  Additional payments, not expected to exceed $3,800,000, may become payable based on future performance and other measurements and will be expensed as incurred in the Company’s Consolidated Statement of Income.  The results of operations of Sassy, Inc. are included in the Company’s Consolidated Statement of Income since July 26, 2002.

The Company believes that the identifiable intangible assets purchased in the acquisition valued based upon a third party valuation have an indefinite life.  Goodwill was assigned to the Company’s non-core segment.  The aggregate amount of goodwill expected to be deductible for tax purposes is estimated to be $10,176,000.

The following unaudited pro forma consolidated results of operations for the three months and six months ended June 30, 2002 assumes the acquisition of Sassy, Inc. occurred as of January 1, 2002.

(000’s)	Three months ended June 30, 2002	Six months ended June 30, 2002
Net sales	$77,887	$167,263
Net income	7,795	18,745
Net income per share:
Basic	$0.38	$0.92
Diluted	$0.38	$0.91

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations.  The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

There have been no changes in the carrying amount of goodwill during the three and six months ended June 30, 2003.

(000’s)	Core Segment	Non-core Segment	Total

Balance as of December 31, 2002	—	$10,388	$10,388

Goodwill acquired during the quarter	—	$—	$—

Balance as of June 30, 2003	—	$10,388	$10,388

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

(In thousands)

	Three Months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002
Core:
Net sales	$52,493	$63,829	$125,604	$139,316
Income before income taxes	4,047	8,074	17,237	23,207

Non-core:
Net Sales	14,674	2,213	29,114	4,328
Income before income taxes	1,799	404	3,548	644

Consolidated:
Net Sales	67,167	66,042	154,718	143,644
Income before income taxes	5,846	8,478	20,785	23,851

Additionally, total assets of each segment were as follows:

	June 30, 2003	December 31, 2002

Core	$365,603	$363,820
Non-core	69,059	66,632

Total	$434,662	$430,452

NOTE 9—INVESTMENT AND OTHER INCOME – NET

The significant components of investment and other income—net consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Investment income	$1,446,000	$1,796,000	$3,275,000	$4,082,000
Interest expense	(12,000)	(35,000)	(13,000)	(47,000)
Foreign currency transactions, net	(290,000)	454,000	(56,000)	449,000
Other	29,000	36,000	66,000	75,000
Total	$1,173,000	$2,251,000	$3,272,000	$4,559,000

NOTE 10 - ACCOUNTING FOR STOCK OPTIONS

During the fourth quarter of 2002, the Company adopted the disclosure provisions of SFAS No. 148.  The Company had previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and, therefore, accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method of accounting.  Accordingly, no compensation cost has been recognized for the options granted under these Stock Plans except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in non cash charges of $137,000 and $164,000 during the three months ended June 30, 2003 and June 30, 2002, respectively, and non cash charges of $82,000 and $284,000 during the six months ended June 30, 2003 and June 30, 2002, respectively, and included in the Consolidated Statement of Income.  The charges relate only to the options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders.  Had compensation cost for the Company’s Stock Plans been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, in the three and six months ended June 30, 2003 and 2002, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income-as reported	$4,178,000	$6,773,000	$14,157,000	$16,709,000
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	313,100	330,762	548,389	376,860

Net income-pro forma	3,864,900	6,442,238	13,608,611	16,332,140
Earnings per share (basic) - as reported	.20	.33	.69	.82
Earnings per share (basic) – pro forma	.19	.32	.66	.80
Earnings per share (diluted) – as reported	.20	.33	.69	.81
Earnings per share (diluted) – pro forma	.19	.31	.66	.80

The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	3.22%	3.36%	3.22%	3.36%
Risk-free interest rate	2.09%	3.69%	2.09%	3.69%
Volatility	25.68%	50.05%	22.73%	27.52%
Expected life (years)	2.9	3.3	2.9	3.3
Weighted average fair value of options granted during the year	$5.07	$9.83	$4.44	$5.60

NOTE 11 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contracts (“Forward Contracts”) to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar.  These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months.  At June 30, 2003, the Company’s Forward Contracts have expiration dates which range from one to nine months.

Since there is a direct relationship between the Forward Contracts and the currency denomination of the underlying transaction, such Forward Contracts are highly effective in hedging the cash flows of certain of the Company’s foreign subsidiaries related to transactions denominated in the United States dollar.  These Forward Contracts meet the criteria for cash flow hedge accounting treatment and accordingly, gains or losses are included in other comprehensive income (loss) and are recognized in cost of sales based on the turnover of inventory.

NOTE 12 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).  SFAS No. 145 requires companies to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt.  Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS No.145 is effective for fiscal years beginning after May 15, 2002, or 2003 for the Company, and did not have a material impact on its consolidated financial statements.

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

In April 2003, the FASB issued No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The changes are for decisions made as part of the derivatives implementation group process that effectively required amendments to Statement 133, in connection with other board projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 except for implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates, and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financials Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Previously, many of these instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non public entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations.  This financial and business analysis should be read in conjunction with the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The Company’s consolidated net sales for the six months ended June 30, 2003 increased 7.7% to $154,718,000 compared to consolidated net sales of $143,644,000 for the six months ended June 30, 2002.  The net sales increase was primarily attributable to the Company’s non-core segment, specifically, from sales generated by Sassy, Inc., whose results of operations are included since its acquisition on July 26, 2002, offset in part, by the decline in net sales in the Company’s core segment in its United States and certain international markets.

The Company’s core segment’s net sales for the six months ended June 30, 2003 decreased 9.8% to $125,604,000 compared to core net sales of $139,316,000 for the six months ended June 30, 2002 primarily as a result of the difficult retail environment in its domestic and certain international markets.  Net sales in the Company’s core segment benefited from foreign exchange rates by approximately $4,700,000 for the six months ended June 30, 2003.  The Company’s non-core segment’s net sales for the six months ended June 30, 2003 increased to $29,114,000 compared to non-core net sales of $4,328,000 for the six months ended June 30, 2002 as a result of the acquisition of Sassy, Inc.

Consolidated cost of sales were 46.1% of consolidated net sales for the six months ended  June 30, 2003 as compared to 45.1% of consolidated net sales for the six months ended June 30, 2002.  The erosion in the consolidated gross profit percentage is primarily due to the addition of Sassy, Inc. to the Company’s non-core segment at lower gross profit margins, offset, in part, by higher gross profit margins on sales of certain of the Company’s core product line concepts, lower charitable donation of inventory in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 and lower inventory reserve requirements in the Company’s core segment.  Cost of sales for the Company’s core segment were 41.7% of net sales for such segment for the six months ended June 30, 2003 as compared to 44.6% of net sales for the six months ended June 30, 2002.  Cost of sales for the Company’s non-core segment were 65.2% of net sales for such segment for the six months ended June 30, 2003 as compared to 59.1% of net sales for the six months ended June 30, 2002.

Consolidated selling, general and administrative expense was $65,815,000 or 42.5% of consolidated net sales for the six months ended June 30, 2003 compared to $59,594,000 or 41.5% of consolidated net sales for the six months ended June 30, 2002.  This increase in consolidated selling, general and administrative expense is due primarily to the addition of Sassy, Inc. to its non-core segment and increased selling expenses and systems development costs in its core segment.

Consolidated investment and other income of $3,272,000 for the six months ended June 30, 2003 compares to $4,559,000 for the six months ended June 30, 2002, a decrease of $1,287,000, or 28.2%.  This decrease was primarily the result of lower investment income and foreign exchange losses for the six months ended June 30, 2003 as compared to foreign exchange gains in the six months ended June 30, 2002 in the Company’s core segment (See Notes 2 and 9 to the Notes to the Consolidated Financial Statements).

The consolidated provision for income taxes as a percent of income before taxes for the six months ended June 30, 2003 was 31.9% compared to 29.9% for the six months ended June 30, 2002 primarily as a result of the difficult retail environment in its domestic and certain international markets.  The increase in the effective income tax rate is due primarily to a lower income tax benefit on the Company’s charitable donations as compared to the six months ended June 30, 2002.

Consolidated net income for the six months ended June 30, 2003 was $14,157,000 compared to consolidated net income of $16,709,000 for the six months ended June 30, 2002, representing a decrease of $2,552,000 or 15.3% and a decrease of $0.12, or 14.8%, per diluted share (See Note 3 to the Notes to the Consolidated Financial Statements).  The decrease in consolidated net income was primarily the result of increased consolidated selling, general and administrative expense and lower investment and other income, offset, in part, by increased sales, in the Company’s non-core segment, as described above.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The Company’s consolidated net sales for the quarter ended June 30, 2003 increased 1.7% to $67,167,000 compared to consolidated net sales of $66,042,000 for the quarter ended June 30, 2002.  The net sales increase was primarily attributable to the Company’s non-core segment, specifically, from sales generated by Sassy, Inc., whose results of operations are included since its acquisition on July 26, 2002, offset in part, by the decline in net sales in the Company’s core segment in its United States and certain international markets.

The Company’s core segment’s net sales for the quarter ended June 30, 2003 decreased 17.8% to $52,493,000 compared to core net sales of $63,829,000 for the quarter ended June 30, 2002 primarily as a result of the difficult retail environment in its domestic and certain international markets.  Net sales in the Company’s core segment benefited from foreign exchange rates by approximately $2,100,000 in the quarter.  The Company’s non-core segment’s net sales for the quarter ended June 30, 2003 increased to $14,674,000 compared to non-core net sales of $2,213,000 for the quarter ended June 30, 2002 as a result of the acquisition of Sassy, Inc.

Consolidated cost of sales were 46.9% of consolidated net sales for the quarter ended June 30, 2003, relatively flat as compared to 47.0% of consolidated net sales for the quarter ended June 30, 2002.  Cost of sales for the Company’s core segment were 41.8% of net sales for such segment for the quarter ended June 30, 2003 as compared to 46.6% of net sales for the quarter ended June 30, 2002, due primarily to higher gross profit margins on sales of certain of the Company's core product line concepts, a lower charitable donation in the quarter ended June 30, 2003 than in the quarter ended June 30, 2002 and lower inventory reserves requirements.  Cost of sales for the Company’s non-core segment were 65.0% of net sales for such segment for the quarter ended June 30, 2003 as compared to 57.5% of net sales for the quarter ended June 30, 2002, due primarily to the addition of Sassy, Inc.

Consolidated selling, general and administrative expense was $30,996,000 or 46.1% of consolidated net sales for the quarter ended June 30, 2003 compared to $28,773,000 or 43.6% of consolidated net sales for the quarter ended June 30, 2002.  This increase in consolidated selling, general and administrative expense is due primarily to the addition of Sassy, Inc. to its non-core segment and systems development costs in its core segment.

Consolidated investment and other income of $1,173,000 for the quarter ended June 30, 2003 compares to $2,251,000 for the quarter ended June 30, 2002, a decrease of $1,078,000, or 47.9%.  This decrease was primarily the result of lower investment income and foreign exchange losses for the quarter ended June 30, 2003 as compared to foreign exchange gains in the quarter ended June 30, 2002 in the Company’s core segment (See Notes 2 and 9 to the Notes to the Consolidated Financial Statements).

The consolidated provision for income taxes as a percent of income before taxes for the quarter ended June 30, 2003 was 28.5% compared to 20.1% for the quarter ended June 30, 2002.  The increase in the effective income tax rate is due primarily to a lower income tax benefit on the Company’s charitable donations as compared to the three months ended June 30, 2002, offset, in part by lower effective tax rates of certain of the Company’s foreign operations.

Consolidated net income for the quarter ended June 30, 2003 was $4,178,000 compared to consolidated net income of $6,773,000 for the quarter ended June 30, 2002, representing a decrease of $2,595,000 or 38.3% and a decrease of $0.13 or 39.4% per diluted share (See Note 3 to the Notes to the Consolidated Financial Statements).  The decrease in consolidated net income was primarily the result of increased consolidated selling, general and administrative expense and lower investment and other income, offset, in part, by increased sales in the Company’s non-core segment, as described above.

The Company is dependent upon information technology systems in many aspects of its business.  During 2002, the Company began a project to implement a new Enterprise Resource Planning (“ERP”) system for the Company’s core businesses and successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide.  The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach.  The Company’s worldwide headquarters in the United States previously had completed the implementation of the finance module of the new ERP system and has transitioned to the order management and inventory modules during the second quarter of 2003.  The Company’s international subsidiaries have begun to phase-in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is now anticipated by the end of the second quarter of 2004.  This delay is meant to enable the Company to enhance its proficiency in utilizing the new system and to help ensure the efficiency of the international implementations.  The Company has experienced certain startup issues but has not experienced any significant business disruptions related to the replacement of these systems.

Liquidity and Capital Resources

As of June 30, 2003, the Company had cash, cash equivalents, marketable securities and other investments of $237,896,000 as compared to $225,751,000 at December 31, 2002.

As of June 30, 2003 and December 31, 2002, the Company had marketable securities and other investments of $141,831,000 and $132,238,000 respectively, included in the amounts above.  This increase is primarily a result of the Company’s investment of additional cash and cash equivalents in marketable securities.  As of June 30, 2003 these investments consist of U.S. government obligations, municipal obligations, preferred stock, mutual funds and an equity investment in a limited partnership which primarily invests in mortgage-backed securities.  The objective of the investment portfolio is to maximize after-tax returns while minimizing risk.  The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.  For more information regarding marketable securities and other investments, see Note 2 of the Notes to Consolidated Financial Statements.

Working capital requirements during the quarter ended June 30, 2003 were met entirely through internally generated funds.  The Company anticipates capital expenditure requirements for 2003 to be approximately $8,000,000, primarily for systems development costs.  Capital expenditures for the quarter ended June 30, 2003 of $1,400,000 and $4,046,000 for the six months ended June 30, 2003 were primarily for systems development.  The Company remains in a highly liquid position and believes that the resources available from cash and cash equivalents, marketable securities and other investments, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

Certain buildings, including the newly constructed facility in the United Kingdom, are leased from entities or parties owned or controlled by, or related to the late Russell Berrie, one of the Company’s former directors, who was also Chairman and Chief Executive Officer of the Company and a significant shareholder, until his death on December 25, 2002.  Ms. Angelica Berrie, Chief Executive Officer, Director of the Company and the widow of Mr. Berrie, is the beneficial owner of the landlord of the UK facility as distributee under a trust established by the late Mr. Berrie, subject to administration by the executors of the Estate of Russell Berrie and by the trustees of said trust.  The lease, which commenced in April 2002, is for a term of twenty years and includes a tenant’s option to terminate the lease at the end of the tenth year.  The Company occupied the facility June 2002.  Annual base rental is approximately $1,600,000 with rent reviews at the end of every fifth year of the lease, adjusted to an open market rental value.  A discussion of other related party information is included in Item 13, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

As of June 30, 2003, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During the quarter ended June 30, 2003, no shares were repurchased by the Company.

Cash dividends of $5,758,000 ($0.28 per share) and $5,309,000 ($0.26 per share) were paid in the quarters ended June 30, 2003 and June 30, 2002, respectively.  Cash dividends of $11,512,000 ($0.28 per share per quarter) and $10,603,000 ($0.26 per share per quarter) were paid in the six months ended June 30, 2003 and June 30, 2002, respectively.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that could possibly have a material adverse impact on the Company’s results of operations and cash flows.  See Note 6 of the Notes to Consolidated Financial Statements for information regarding specific litigation.

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations.  As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and is taking appropriate corrective actions.  As a result, although the relevant PRC authorities have broad discretion with respect to the imposition of sanctions on noncompliant companies, the Company does not expect the consequences, if any, of these matters to have a material impact on its results of operations, financial condition or cash flows.

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

Marketable Securities and Other Investments

The Company has a significant amount of marketable securities, all of which are considered as available-for-sale investments, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these investments, except for the investment in the limited partnership, are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value recorded as a component of shareholders’ equity, net of tax, in Accumulated Other Comprehensive Income/Loss. The investment in the limited partnership is accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to a non-cash loss of $1,695,000 for the quarter ended June 30, 2003, which is included in investment and other income-net in the Consolidated Statement of Income.  The Company liquidated this investment in July 2003.  Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income.  As of June 30, 2003, marketable securities were comprised primarily of U.S. government obligations, municipal obligations, preferred stock and mutual funds.  The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The information set forth in Part I, Financial Information, Item 1, Notes to Consolidated Financial Statements, Note 12 - “Recently Issued Accounting Standards”, of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, there have been no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation required by paragraph (b) of Rule 13a-15 or 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements, Note 6 — Litigation,” of this Quarterly Report on Form 10-Q is incorporated herein by reference thereto.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 4, 2003, the Company granted to Jeffrey A. Bialosky 1,534 shares of the Common Stock of the Company, subject to the terms of a Restricted Stock Agreement dated as of April 4, 2003, in partial consideration for Mr. Bialosky's employment with the Company.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) thereof.

On May 8, 2003, the Company granted to Christopher John Robinson 1,496 shares of the Common Stock of the Company, subject to the terms of a Restricted Stock Agreement dated as of May 8, 2003, in partial consideration for Mr. Robinson's employment with the Company.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2003, the registrant held its annual meeting of shareholders.  Each of the ten nominated directors was elected without contest.  The votes for and the votes withheld for each of the nominees for director were as follows:

Nominee	For	%	Withhold	%
Raphael Benaroya	18,579,920	95.9	788,335	4.1
Angelica Berrie	18,936,317	97.8	431,938	2.2
Carl Epstein	18,958,394	97.9	409,861	2.1
Ilan Kaufthal	18,937,379	97.8	430,876	2.2
Charles Klatskin	17,785,569	91.8	1,582,686	8.2
Joseph Kling	18,957,598	97.9	410,657	2.1
William A. Landman	18,580,870	95.9	787,385	4.1
Sidney Slauson	17,701,806	91.4	1,666,449	8.6
Benjamin J. Sottile	18,555,797	95.8	812,458	4.2
Josh S. Weston	18,958,898	97.9	409,357	2.1

A brief description of each matter voted upon at the meeting other than the election of directors follows:

Approval of the Russ Berrie and Company, Inc. 2004 Stock Option, Restricted and Non-Restricted Stock Plan:

FOR	%	AGAINST	%	ABSTAIN	%	BROKER NON- VOTES	%
11,620,148	60.0	6,139,465	31.7	498,215	2.6	1,110,427	5.7

Approval of the Russ Berrie and Company, Inc. 2004 Employee Stock Purchase Plan.

FOR	%	AGAINST	%	ABSTAIN	%	BROKER NON- VOTES	%
17,432,975	90.0	322,829	1.7	495,369	2.6	1,117,082	5.8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)                                            Exhibits to this Quarterly Report on Form 10-Q.

31.1               Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2               Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1               Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2               Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

b)                                           During the quarter ended June 30, 2003, the Company filed a current report on Form 8-K on May 8, 2003 under Item 7.  Financial Statements, Pro Forma Financial Information and Exhibits and Item 9.  Regulation FD Disclosure (Item 12, Results of Operations and Financial Condition), with respect to the issuance of a press release covering results of operations and financial condition for the first quarter of 2003.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date: August 14, 2003		John D. Wille
Vice President and Chief Financial Officer