Form 10-Q
period 2003-09-30
RUSS BERRIE & CO INC
filed 2003-11-14
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 5, 2003 was as follows:

CLASS	OUTSTANDING AT November 5, 2003
Common Stock, $0.10 stated value	20,651,100

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

(UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$68,240	$93,513
Marketable securities	155,713	109,350
Other investments	—	22,888
Accounts receivable, trade, less allowances of $3,698 in 2003 and $3,395 in 2002	84,778	73,938
Inventories — net	49,316	44,749
Prepaid expenses and other current assets	4,742	4,896
Deferred income taxes	6,566	6,548
Total current assets	369,355	355,882

Property, plant and equipment — net	44,385	42,096
Goodwill	10,388	10,388
Other assets	22,948	22,086
Total assets	$447,076	$430,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,870	$10,752
Accrued expenses	25,078	26,346
Accrued income taxes	6,175	4,463
Total current liabilities	41,123	41,561
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2003, 26,276,096 shares; 2002, 26,163,986 shares	2,628	2,618
Additional paid in capital	84,230	81,403
Retained earnings	425,510	417,047
Accumulated other comprehensive income (loss)	3,795	(1,967)
Treasury stock, at cost (5,639,314 shares at September 30, 2003 and at December 31, 2002)	(110,210)	(110,210)

Total shareholders’ equity	405,953	388,891

Total liabilities and shareholders’ equity	$447,076	$430,452

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

Net sales	$87,848	$95,740	$242,566	$239,384

Cost of Sales	41,228	41,893	112,618	106,651

Gross profit	46,620	53,847	129,948	132,733

Selling, general and administrative expense	32,217	30,931	98,032	90,525

Investment and other income-net	1,131	1,216	4,403	5,775

Income before provision for income taxes	15,534	24,132	36,319	47,983

Provision for income taxes	3,939	6,533	10,567	13,675

Net income	$11,595	$17,599	$25,752	$34,308

Net income per share:
Basic	$0.56	$0.86	$1.25	$1.68
Diluted	$0.56	$0.86	$1.25	$1.67

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Cash flows from operating activities:
Net income	$25,752	$34,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,885	3,609
Provision for accounts receivable reserves	1,448	3,672
Realized loss (gain) on other investments	1,537	(97)
Other	1,147	1,001
Changes in assets and liabilities:
Accounts receivable	(12,288)	(23,199)
Inventories — net	(4,567)	5,273
Prepaid expenses and other current assets	154	(255)
Other assets	(841)	85
Accounts payable	(882)	1,097
Accrued expenses	(1,268)	5,015
Accrued income taxes	1,712	693
Total adjustments	(8,963)	(3,106)
Net cash provided by operating activities	16,789	31,202

Cash flows from investing activities:
Purchase of marketable securities	(354,196)	(156,320)
Proceeds from sale of marketable securities	328,259	127,489
Proceeds from sale of property, plant and equipment	17	—
Capital expenditures	(6,437)	(13,006)
Payment for purchase of Sassy, Inc.	—	(46,100)
Net cash (used in) investing activities	(32,357)	(87,937)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,836	5,186
Dividends paid to shareholders	(17,289)	(15,921)
Purchase of treasury stock	—	(214)
Net cash (used in) financing activities	(14,453)	(10,949)

Effect of exchange rate changes on cash and cash equivalents	4,748	2,701
Net increase (decrease) in cash and cash equivalents	(25,273)	(64,983)
Cash and cash equivalents at beginning of period	93,513	148,872
Cash and cash equivalents at end of period	$68,240	$83,889

Cash paid during the period for:
Interest	$17	$20
Income taxes	$8,855	$12,982

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

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003 should be read in conjunction with the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2003 and June 30, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES AND OTHER INVESTMENTS

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s marketable securities are considered available-for-sale investments.  Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gain and losses) recorded as a component of shareholders’ equity, net of tax in Accumulated Other Comprehensive Income/Loss.  These investments consist of U.S. government obligations, municipal obligations, preferred stock and mutual funds.  The Company liquidated, in July 2003, its equity investment in a limited partnership which managed a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation.  This investment, included in Other Investments in the consolidated balance sheet until its liquidation, was accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to a non-cash loss of $49,000 and  $599,000 for the three months ended September 30, 2003 and September 30, 2002, respectively, and a non-cash loss of  $1,537,000 and non-cash income of $97,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively, is included in investment and other income-net in the Consolidated Statement of Income. Additionally, realized losses on sales of available-for-sale marketable securities of $112,000 and realized gains of $945,000 for the three months ended September 30, 2003 and 2002, respectively, and realized gains on sales of available-for sale marketable securities of $2,368,000 and $1,136,000 for the nine months ended September 30, 2003 and 2002, respectively, as determined on a specific identification basis, are included in investment and other income, net in the Consolidated Statement of Income.

Marketable securities consist of the following:

	As of September 30, 2003
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government obligations	$28,623,000	$44,000	$(87,000)	$28,580,000
Municipal obligations	101,499,000	532,000	(99,000)	101,932,000
Preferred stock & other	7,817,000	55,000	(67,000)	7,805,000
Equity securities	14,025,000	143,000	(270,000)	13,898,000
Asset Backed Securities	3,486,000	15,000	(3,000)	3,498,000

Total marketable securities	$155,450,000	$789,000	$(526,000)	$155,713,000

	As of December 31. 2002

U.S. Government obligations	$38,918,000	$155,000	$(5,000)	$39,068,000
Municipal obligations	52,200,000	848,000	(42,000)	53,006,000
Preferred stock & other	12,950,000	41,000	(892,000)	12,099,000
Equity securities	5,148,000	100,000	(71,000)	5,177,000

Total marketable securities	$109,216,000	$1,144,000	$(1,010,000)	$109,350,000

NOTE 3 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Weighted average common shares outstanding	20,628,000	20,452,000	20,581,000	20,401,000

Dilutive effect of common shares issuable under stock option plans	104,000	103,000	100,000	124,000
Weighted average common shares outstanding assuming dilution	20,732,000	20,555,000	20,681,000	20,525,000

There were no stock options outstanding at September 30, 2003 or September 30, 2002, which were not included in the computation of earnings per common share assuming dilution because none of the options’ exercise prices were greater than the average market price of the common shares.

NOTE 4 - DIVIDENDS

Cash dividends of $5,777,000 ($0.28 per share) were paid on August 29, 2003 to shareholders of record of the Company’s Common Stock on August 15, 2003.  Cash dividends of $17,289,000 ($0.28 per share per quarter) were paid in the nine months ended September 30, 2003.

Cash dividends of $5,318,000 ($0.26 per share) were paid on August 30, 2002 to shareholders of record of the Company’s Common Stock on August 16, 2002.  Cash dividends of $15,921,000 ($0.26 per share per quarter) were paid in the nine months ended September 30, 2002.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and nine months ended September 30, 2003 and 2002 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$11,595,000	$17,599,000	$25,752,000	$34,308,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	669,000	(688,000)	5,630,000	3,285,000

Net unrealized gain (loss) on securities available-for-sale	372,000	(141,000)	94,000	(61,000)
Net unrealized gain (loss) on foreign currency forward exchange contracts and other	(22,000)	(146,000)	38,000	550,000
Other comprehensive income	1,019,000	(975,000)	5,762,000	3,774,000

Comprehensive income	$12,614,000	$16,624,000	$31,514,000	$38,082,000

NOTE 6 – LITIGATION AND COMMITMENTS

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

As previously reported in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003, an action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs, unfair competition under common law and violation of Danish and U.S. copyrights constituting copyright infringement under the laws of the Peoples Republic of China.  The plaintiff is seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses.  On December 3, 2001, a preliminary injunction was issued by the District Court which, as subsequently modified, prohibited the Company from manufacturing and importing its troll products into the United States and selling such products in the United States after a date specified by the court.  The issuance of the preliminary injunction was appealed by the Company to the Third Circuit Court of Appeals.  On May 14, 2002, the appeals court vacated the preliminary injunction, and the matter was remanded to the District Court.  The plaintiff, on June 13, 2003, renewed its motion for preliminary injunctive relief seeking to reinstate the relief which was previously vacated by the Third Circuit Court of Appeals.  The District Court had set September 8, 2003, for a hearing on this motion, but after a conference with the parties the Court requested new legal submissions from the parties and it adjourned the hearing without setting a new hearing date. The Company believes it has substantial defenses to the allegations.  In the quarter ended September 30, 2003, the sale of troll products represented less than one-half of one percent of the Company’s net sales.  As of December 31, 2001 in response to the issuance of the preliminary injunction, the Company had segregated the amount of its troll products inventory and recorded such inventory as a long-term asset in the Company’s Consolidated Balance Sheet.  As a result of the vacation of the preliminary injunction, such inventory is no longer segregated or classified as a long-term asset.  The Company does not believe that the ultimate resolution of this action will have a material adverse impact on the consolidated financial condition of the Company; however, the outcome of any litigation is uncertain.  The plaintiff has advised the Company of its intention to amend the claims under the litigation to include alleged infringements of the plaintiff’s copyrights under the laws of unspecified foreign countries and to seek unspecified damages for sales of the Company’s troll products sold throughout the world.  Since the new assertions have not, to date, been included in the litigation, the Company cannot evaluate them or their potential impact on the Company.

The Company has entered into letter agreements, dated July 2, 2003, with each of eleven employees of the Company, with respect to the payment of a special cash bonus to such employee in the event that an unaffiliated purchaser acquires substantially all of the Company's outstanding stock or assets through a negotiated transaction on or before December 31, 2003. Such bonus is payable only in the event that the relevant officer remains employed by the Company through the consummation of such transaction. The aggregate potential amount of the bonuses that could be payable by the Company under all such letter agreements equals $1,450,000.

NOTE 7 - ACQUISITION

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan, including, but not limited to, real property, tangible personal property, inventory, most accounts receivable, designated contracts, intellectual property rights, governmental authorizations and intangible rights. The assets acquired will continue to be used by the Company in Sassy’s business. In addition to the Sassy brand, the Company also gained distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria.  The Company purchased privately held Sassy, Inc. for approximately $46,204,000 (including acquisition costs and a working capital adjustment) using the Company’s own internal funds, based on Sassy’s current and projected earnings before interest, taxes, depreciation and amortization, and working capital.  Additional payments, not expected to exceed $3,800,000, may become payable based on future performance and other measurements and will be expensed as incurred in the Company’s Consolidated Statement of Income.  The results of operations of Sassy, Inc. are included in the Company’s Consolidated Statement of Income since July 26, 2002.

The Company believes that the identifiable intangible assets purchased in the acquisition valued based upon a third party valuation have an indefinite life.  Goodwill of $10,388,000 was assigned to the Company’s non-core segment.  The aggregate amount of goodwill expected to be deductible for tax purposes is estimated to be $10,176,000. There have been no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2003.

The following unaudited pro forma consolidated results of operations for the three months and nine months ended September 30, 2002 assumes the acquisition of Sassy, Inc. occurred as of January 1, 2002.

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Net sales	$98,597,000	$265,865,000
Net income	17,900,000	36,420,000
Net income per share:
Basic	$0.88	$1.79
Diluted	$0.87	$1.77

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Core:
Net sales	$73,681,000	$83,761,000	$199,285,000	$223,077,000
Income before income taxes	13,007,000	22,258,000	30,244,000	45,465,000

Non-core:
Net Sales	14,167,000	11,979,000	43,281,000	16,307,000
Income before income taxes	2,527,000	1,874,000	6,075,000	2,518,000

Consolidated:
Net Sales	87,848,000	95,740,000	242,566,000	239,384,000
Income before income taxes	15,534,000	24,132,000	36,319,000	47,983,000

Additionally, total assets of each segment were as follows:

	September 30, 2003	December 31, 2002

Core	$375,861,000	$363,820,000
Non-core	71,215,000	66,632,000

Total	$447,076,000	$430,452,000

NOTE 9—INVESTMENT AND OTHER INCOME – NET

The significant components of investment and other income—net consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Investment income	$926,000	$1,688,000	$4,201,000	$5,770,000
Interest (expense) income	(4,000)	27,000	(17,000)	(20,000)
Foreign currency transactions, net	69,000	(530,000)	13,000	(81,000)
Other	140,000	31,000	206,000	106,000
Total	$1,131,000	$1,216,000	$4,403,000	$5,775,000

NOTE 10 - ACCOUNTING FOR STOCK OPTIONS

During the fourth quarter of 2002, the Company adopted the disclosure provisions of SFAS No. 148.  The Company had previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and, therefore, accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method of accounting.  Accordingly, no compensation cost has been recognized for the options granted under these Stock Plans except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in non cash income of $75,000 and $236,000 during the three months ended September 30, 2003 and September 30, 2002, respectively, and non cash charges of $7,000 and $49,000 during the nine months ended September 30, 2003 and September 30, 2002, respectively, which is included in selling, general and administrative expenses in the Consolidated Statement of Income.  These charges relate only to the options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders.  Had compensation cost for the Company’s Stock Plans been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, in the three and nine months ended September 30, 2003 and 2002, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income-as reported	$11,595,000	$17,599,000	$25,752,000	$34,308,000
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	392,905	518,264	620,240	651,104

Net income-pro forma	11,202,095	17,080,736	25,131,760	33,656,896
Earnings per share (basic) - as reported	.56	.86	1.25	1.68
Earnings per share (basic) – pro forma	.54	.84	1.22	1.65
Earnings per share (diluted) – as reported	.56	.86	1.25	1.67
Earnings per share (diluted) – pro forma	.54	.83	1.22	1.64

The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	3.22%	3.36%	3.22%	3.36%
Risk-free interest rate	2.09%	3.69%	2.09%	3.69%
Volatility	32.64%	86.94%	18.72%	34.6%
Expected life (years)	2.9	3.3	2.9	3.3
Weighted average fair value of options granted during the year	$6.37	$15.85	$3.49	$6.94

NOTE 11 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contracts (“Forward Contracts”) to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar.  These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months.  At September 30, 2003, the Company’s Forward Contracts have expiration dates which range from one to eight months.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 with respect to the aforementioned activities occurring during the quarter ended September 30, 2003, and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

In April 2003, the FASB issued No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The changes are for decisions made as part of the derivatives implementation group process that effectively required amendments to Statement 133, in connection with other board projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 except for implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates, and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company’s consolidated net sales for the nine months ended September 30, 2003 increased 1.3% to $242,566,000 compared to consolidated net sales of $239,384,000 for the nine months ended September 30, 2002.  The net sales increase was primarily attributable to the Company’s non-core segment, specifically, from sales generated by Sassy, Inc., whose results of operations are included since its acquisition on July 26, 2002, offset in part by the decline in net sales in the Company’s core segment in its United States and certain international markets.

The Company’s core segment’s net sales for the nine months ended September 30, 2003 decreased 10.7% to $199,285,000 compared to core net sales of $223,077,000 for the nine months ended September 30, 2002 primarily as a result of the continuing difficult retail environment in its United States and certain international markets.  Net sales in the Company’s core segment benefited from foreign exchange rates by approximately $7,400,000 for the nine months ended September 30, 2003.  The Company’s non-core segment’s net sales for the nine months ended September 30, 2003 increased to $43,281,000 compared to non-core net sales of $16,307,000 for the nine months ended September 30, 2002 as a result of the acquisition of Sassy, Inc.

Consolidated cost of sales were 46.4% of consolidated net sales for the nine months ended  September 30, 2003 as compared to 44.6% of consolidated net sales for the nine months ended September 30, 2002.    Cost of sales for the Company’s core segment were 42.4% of net sales for such segment for the nine months ended September 30, 2003 as compared to 43.2% of net sales for the nine months ended September 30, 2002 due primarily to lower charitable donations of inventory in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  Cost of sales for the Company’s non-core segment were 65.1% of net sales for such segment for the nine months ended September 30, 2003 as compared to 63.0% of net sales for the nine months ended September 30, 2002 primarily due to the addition of Sassy, Inc.

Consolidated selling, general and administrative expense was $98,032,000 or 40.4% of consolidated net sales for the nine months ended September 30, 2003 compared to $90,525,000 or 37.8% of consolidated net sales for the nine months ended September 30, 2002.  This increase in consolidated selling, general and administrative expense is due primarily to the addition of Sassy, Inc. to its non-core segment, a $1,300,000 restructuring charge for headcount reductions and closure of certain of the Company’s showrooms completed during the third quarter which is expected to result in reduced overhead prospectively, and higher systems related costs in its core segment.  See “Liquidity and Capital Resources” below.

Consolidated investment and other income of $4,403,000 for the nine months ended September 30, 2003 compares to $5,775,000 for the nine months ended September 30, 2002, a decrease of $1,372,000, or 23.8%.  This decrease was primarily the result of lower investment income, offset, in part, by foreign exchange gains for the nine months ended September 30, 2003 as compared to foreign exchange losses for the nine months ended September 30, 2002 in the Company’s core segment (See Notes 2 and 9 to the Notes to the Consolidated Financial Statements).

The consolidated provision for income taxes as a percent of income before taxes for the nine months ended September 30, 2003 was 29.1% compared to 28.5% for the nine months ended September 30, 2002.  The increase in the effective income tax rate is due primarily to a lower amount of charitable donations resulting in a reduced income tax benefit as compared to the nine months ended September 30, 2002.

Consolidated net income for the nine months ended September 30, 2003 was $25,752,000 compared to consolidated net income of $34,308,000 for the nine months ended September 30, 2002, representing a decrease of $8,556,000 or 24.9% and a decrease of $0.42, or 25.1%, per diluted share (See Note 3 to the Notes to the Consolidated Financial Statements).  The decrease in consolidated net income was primarily the result of decreased sales in the Company’s core segment, increased consolidated selling, general and administrative expense and lower investment and other income, slightly offset by increased sales in the Company’s non-core segment, as described above.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company’s consolidated net sales for the three months ended September 30, 2003 declined 8.2% to $87,848,000 compared to consolidated net sales of $95,740,000 for the three months ended September 30, 2002.  The net sales decrease was primarily attributable to the decline in net sales in the Company’s core segment in its United States and certain international markets, offset, in part, by the increase in sales in the Company’s non-core segment, specifically, from sales generated by Sassy, Inc., whose results of operations are included since its acquisition on July 26, 2002.

The Company’s core segment’s net sales for the three months ended September 30, 2003 decreased 12.0% to $73,681,000 compared to core net sales of $83,761,000 for the three months ended September 30, 2002 primarily as a result of the continuing difficult retail environment in its United States and certain international markets.  Net sales in the Company’s core segment benefited from foreign exchange rates by approximately $2,700,000 in the three months ended September 30, 2003.  The Company’s non-core segment’s net sales for the three months ended September 30, 2003 increased to $14,167,000 compared to non-core net sales of $11,979,000 for the three months ended September 30, 2002 as a result of the acquisition of Sassy, Inc.

Consolidated cost of sales increased to 46.9% of consolidated net sales for the three months ended September 30, 2003, as compared to 43.8% of consolidated net sales for the three months ended September 30, 2002.  Cost of sales for the Company’s core segment were 43.5% of net sales for such segment for the three months ended September 30, 2003 as compared to 40.8% of net sales for the three months ended September 30, 2002, due primarily to lower gross profit margins on sales of certain of the Company’s core product line concepts and higher inventory reserve requirements. Cost of sales for the Company’s non-core segment were 65.0% of net sales for such segment for the three months ended September 30, 2003 as compared to 64.4% of net sales for the three months ended September 30, 2002, due primarily to the addition of Sassy, Inc. in the comparable three months of the prior year.

Consolidated selling, general and administrative expense was $32,217,000 or 36.7% of consolidated net sales for the three months ended September 30, 2003 compared to $30,931,000 or 32.3% of consolidated net sales for the three months ended September 30, 2002.  This increase in consolidated selling, general and administrative expense is due primarily to a $1,300,000 restructuring charge resulting from headcount reductions and closure of certain of the Company’s showrooms completed in the third quarter which are expected to result in reduced overhead prospectively, higher systems related costs in its core segment and the addition of Sassy, Inc. to its non-core segment, offset, in part, by lower costs in the Company’s core business for the three months ended September 30, 2003.

Consolidated investment and other income of $1,131,000 for the three months ended September 30, 2003 compares to $1,216,000 for the three months ended September 30, 2002, a decrease of $85,000, or 7.0%.  This decrease was primarily the result of lower investment income, offset, in part, by  foreign exchange gains for the three months ended September 30, 2003 as compared to foreign exchange losses in the three months ended September 30, 2002 in the Company’s core segment (See Notes 2 and 9 to the Notes to the Consolidated Financial Statements).

The consolidated provision for income taxes as a percent of income before taxes for the three months ended September 30, 2003 was 25.4% compared to 27.1% for the three months ended September 30, 2002.  The decrease in the effective income tax rate is due primarily to the finalization of audits of U.S. tax returns through 1999, true up of the Company’s tax provision to its recently filed U.S. tax return and lower effective tax rates of certain of its international subsidiaries.

Consolidated net income for the three months ended September 30, 2003 was $11,595,000 compared to consolidated net income of $17,599,000 for the three months ended September 30, 2002, representing a decrease of $6,004,000 or 34.1% and a decrease of $0.30 or 34.9% per diluted share (See Note 3 to the Notes to the Consolidated Financial Statements).  The decrease in consolidated net income was primarily the result of the sales decline in the core segment, increased consolidated selling, general and administrative expense and lower investment and other income, offset, in part, by the lower effective income tax rate, as discussed above.

The Company is dependent upon information technology systems in many aspects of its business.  During 2002, the Company began a project to implement a new Enterprise Resource Planning (“ERP”) system for the Company’s core businesses and successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide.  The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach.  The Company’s worldwide headquarters in the United States completed the implementation of the finance module of the new ERP system in the first quarter of 2003 and transitioned to the order management and inventory modules during the second quarter of 2003.  The Company’s international subsidiaries have begun to phase-in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is now anticipated by the end of the fourth quarter of 2004.  This delay is meant to continue to enable the Company to enhance its proficiency in utilizing the new system and to help ensure the efficiency of the international implementations.  The Company has experienced certain startup issues but has not experienced any significant business disruptions related to the replacement of these systems.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash, cash equivalents, marketable securities and other investments of $223,953,000 as compared to $225,751,000 at December 31, 2002.

As of September 30, 2003 and December 31, 2002, the Company had marketable securities and other investments of $155,713,000 and $132,238,000 respectively, included in the amounts above.  This increase is primarily a result of the Company’s investment of additional cash and cash equivalents in marketable securities.  As of September 30, 2003 these investments consist of U.S. government obligations, municipal obligations, preferred stock, mutual funds and equity securities.  The objective of the investment portfolio is to maximize after-tax returns while minimizing risk.  The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.  For more information regarding marketable securities and other investments, see Note 2 of the Notes to Consolidated Financial Statements.

Working capital requirements during the quarter ended September 30, 2003 were met entirely through internally generated funds.  The Company anticipates capital expenditure requirements for 2003 to be approximately $8,000,000, primarily for systems development costs.  Capital expenditures for the quarter ended September 30, 2003 of $2,391,000 and $6,437,000 for the nine months ended September 30, 2003 were primarily for systems development.  The Company remains in a highly liquid position and believes that the resources available from cash and cash equivalents, marketable securities, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

Certain buildings, including the newly constructed facility in the United Kingdom, are leased from entities or parties owned or controlled by, or related to the late Russell Berrie, one of the Company’s former directors, who was also Chairman and Chief Executive Officer of the Company and a significant shareholder, until his death on December 25, 2002.  Ms. Angelica Berrie, Chief Executive Officer, Director of the Company and the widow of Mr. Berrie, is the beneficial owner of the landlord of the UK facility as distributee under a trust established by the late Mr. Berrie, subject to administration by the executors of the Estate of Russell Berrie and by the trustees of said trust.  The lease, which commenced in April 2002, is for a term of twenty years and includes a tenant’s option to terminate the lease at the end of the tenth year.  The Company occupied the facility in June 2002.  Annual base rental is approximately $1,600,000 with rent reviews at the end of every fifth year of the lease, adjusted to an open market rental value.  A discussion of other related party information including debt guarantees is included in Item 13, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries.  Gains and losses related to such contracts were not material to its results of operations or cash flows.  The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

As of September 30, 2003, the Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock of which 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During the quarter ended September 30, 2003, no shares were repurchased by the Company.

Cash dividends of $5,777,000 ($0.28 per share) and $5,318,000 ($0.26 per share) were paid in the quarters ended September 30, 2003 and September 30, 2002, respectively.  Cash dividends of $17,289,000 ($0.28 per share per quarter) and $15,921,000 ($0.26 per share per quarter) were paid in the nine months ended September 30, 2003 and September 30, 2002, respectively.

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

The Board of Directors is exploring various strategic alternatives that may be available to the Company and has engaged Bear Stearns to act as its financial advisor in this connection.  At this time, there can be no assurance as to when or if these preliminary efforts will lead to a transaction.  The Company’s financial advisor believes that it is unlikely that any transaction in the foreseeable future would value the Company significantly in excess of its current market capitalization.

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

Marketable Securities and Other Investments

The Company has a significant amount of marketable securities, all of which are considered as available-for-sale investments, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these investments, except for the investment in the limited partnership, which was liquidated in July 2003, are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value recorded as a component of shareholders’ equity, net of tax, in Accumulated Other Comprehensive Income/Loss. The investment in the limited partnership was accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to a non-cash loss of $49,000 for the quarter ended September 30, 2003, which is included in investment and other income-net in the Consolidated Statement of Income.  Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income.  As of September 30, 2003, marketable securities were comprised primarily of U.S. government obligations, municipal obligations, preferred stock, mutual funds and other equity securities. The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

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

Accrued Liabilities

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, tax accruals and valuation allowances, self-funded medical claims for its domestic business, product liability claims, sales commissions and bonuses and management incentive compensation plans. The settlement of the actual liabilities could differ from the estimates included in the Company’s consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, there have been no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)                 Exhibits to this Quarterly Report on Form 10-Q.

10.72   Letter dated July 2, 2003 between the Company and Arnold Bloom regarding retention bonus.

10.73   Letter dated July 2, 2003 between the Company and Chris Robinson regarding retention bonus.

10.74   Letter dated July 2, 2003 between the Company and Curts Cooke regarding retention bonus.

10.75   Letter dated July 2, 2003 between the Company and Dan Schlotterbeck regarding retention bonus.

10.76   Letter dated July 2, 2003 between the Company and Eva Goldenberg regarding retention bonus.

10.77   Letter dated July 2, 2003 between the Company and Jack Toolan regarding retention bonus.

10.78   Letter dated July 2, 2003 between the Company and Jeff Bialosky regarding retention bonus

10.79   Letter dated July 2, 2003 between the Company and John Wille regarding retention bonus

10.80   Letter dated July 2, 2003 between the Company and Michael Saunders regarding retention bonus

10.81   Letter dated July 2, 2003 between the Company and Ricky Chan regarding retention bonus

10.82   Letter dated July 2, 2003 between the Company and Tom Higgerson regarding retention bonus

10.83   Executive Employment Agreement dated September 22, 2003 between Russ Berrie and Company, Inc. and John T. Toolan

10.84   Stock Option Agreement dated September 8, 2003 between Russ Berrie and Company, Inc. and Geff Lee.

10.85   Stock Option Agreement dated September 5, 2003 between Russ Berrie and Company, Inc. and Dennis Nesta.

31.1     Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2     Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1     Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2     Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

b)

During the quarter ended September 30, 2003, the Company filed a current report on Form 8-K on July 31, 2003 under Item 7.  Financial Statements, Pro Forma Financial Information and Exhibits and Item 12. Results of Operations and Financial Condition, with respect to the issuance of a press release covering results of operations and financial condition for the second quarter of 2003.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date: November 14, 2003		John D. Wille

Vice President and Chief Financial Officer