Form 10-K
period 2003-12-31
RUSS BERRIE & CO INC
filed 2004-03-15
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒              No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒             No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2003 was $390,883,837.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 29, 2004, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	20,670,346

Documents Incorporated by Reference

Certain portions of the Registrant’s definitive Proxy Statement, relating to Registrant’s Annual Meeting of Shareholders to be held on May 5, 2004 (the “2004 Proxy Statement”), are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Russ Berrie and Company, Inc. is a leading designer, importer, marketer and distributor of gift, home décor, infant and functional consumer products with annual net sales of $330 million in 2003. The term “Company” refers to Russ Berrie and Company, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Russ Berrie and Company was founded in 1963 by the late Mr. Russell Berrie and in 2003 celebrated its 40th year of business. The Company was incorporated in New Jersey in 1966 and its common stock has been traded on the New York Stock Exchange under the symbol “RUS” since its initial public offering on March 29, 1984.

All of our periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website as soon as reasonably practicable located at www.russberrie.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file such reports or amendments with the SEC. To access our SEC reports or amendments, log onto our website and click onto the word “Investors Relations” on the menu and then onto the “SEC Filings” link provided under “Investor News”. The contents of the Company’s website are not incorporated into this report.

The Company maintains its principal executive offices at 111 Bauer Drive, Oakland, New Jersey, 07436, along with its flagship 18,000 square foot showroom and also maintains satellite showrooms in Atlanta, Chicago, Dallas and Los Angeles, domestically and internationally in Australia, Canada, England and Hong Kong. The Company’s wholly-owned subsidiaries are located worldwide with distribution centers situated in key locations in New Jersey, California, Michigan, West Virginia, Canada, the United Kingdom and Australia. The Company’s telephone number is (201) 337-9000.

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business. The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home décor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors. The Company’s gift products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad and effective marketing of its products, efficient distribution, high product quality and commitment to customer service. In March 2003, the Company merged its wholly-owned subsidiary, Russ Home, Inc., which sells home accessory items, into its parent company, Russ Berrie and Company, Inc., within the core segment, to leverage the Company’s existing sales and operating infrastructure.

The Company’s non-core businesses design and market functional consumer products sold at comparable price points with comparable gross margins to each other and consists of Sassy, Inc., since its acquisition on July 26, 2002, and the Company’s wholly-owned subsidiary Bright of America, Inc. These products are sold to consumers, primarily in the United States, through mass marketers.

The Company maintains a direct salesforce and distribution network to serve its customers in the United States, Europe, Canada and Australia. In countries where the Company does not maintain a direct salesforce and distribution network, the Company’s products are sold through distributors. See Note 19 of the Notes to Consolidated Financial Statements for information regarding segment and geographic information.

For a discussion of the implementation of various Company initiatives, including a restructuring, see Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” under the captions “Overview” and “Results of Operations—Years Ended December 31, 2003 and 2002”.

PRODUCTS

The Company’s core product line of approximately 7,300 gift and home décor products (including distinctive variations on basic product designs) is marketed under the trade names and trademark RUSS® and russhome™. This extensive line encompasses both seasonal and everyday products that focus on theme or concept groupings such as collectible heirloom bears, stuffed animals, wedding, anniversary and baby gifts, tabletop accessories and home décor, including home and garden accessories, glass, porcelain and ceramic gifts and contemporary lifestyle gifts and accessories. Extensive seasonal lines include products for all major holidays. In 2003, the Company reorganized its product offerings into six product categories—RUSS Baby, RUSS Kids, RUSS Décor, RUSS Gifts, RUSS Toys and RUSS Holiday in an effort to better align the product line with customers’ needs. The Company believes that focused category management will make it easier for retailers to market the Company’s products.

Most of the Company’s core gift products have suggested retail prices between $1.00 and $40.00. Product sales are highly diverse and, as such, no single core item represented more than 1% of the Company’s core segment’s net sales in 2003 or 1% of the Company’s consolidated net sales in 2003.

The Company’s non-core product line of approximately 1,400 functional consumer products principally consists of infant and juvenile products that focus on children of the age group newborn to two years, under the trade name Sassy™, with concept groupings such as bath toys and accessories, developmental toys, feeding utensils and bowls, pacifiers, bottles, bibs, soft toys, mobiles and feeders. One of the Company’s wholly-owned subsidiaries, Sassy, Inc., which is included in the Company’s non-core business segment, benefits from United States distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria, a developer and manufacturer of children’s products. The Company’s non-core product line also includes products such as educational products, placemats, candles and home fragrance products, under the trade name Greenbrier\Scentex®.

Most of the Company’s non-core businesses’ products have suggested retail prices between $1.00 and $10.00. Product sales are highly diverse and, as such, no single non-core item represented more than 4% of the Company’s non-core segment’s net sales in 2003 or 1% of the Company’s consolidated net sales in 2003.

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

The Company has approximately 170 employees responsible for its core and non-core product development and design located in the United States and in the Far East. Generally, a new design is brought to market in less than nine months after a decision is made to produce the product. Sales of the Company’s products are, in large part, dependent on the Company’s ability to identify and react quickly to changing consumer preferences and to effectively utilize its sales and distribution systems to bring new products to market.

The Company engages in market research and test marketing to evaluate consumer reactions to its products. Research into consumer buying trends often suggests new products. The Company assembles information from retail stores, the Company’s salesforce, focus groups and the Company’s own Product Development department. The Company continually analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line.

Substantially all of the Company’s core and non-core products are produced by independent manufacturers, generally in the Far East, under the quality review of the Company’s personnel. During 2003, approximately 86% of the Company’s products were produced in the Far East, approximately 5% in the United States and approximately 9% in other foreign countries. Purchases in the United States predominantly consist of displays, corrugated and retail packaging items, plastic feeding items, candles and placemats.

The Company utilizes approximately 100 manufacturers in the Far East, with facilities primarily in the People’s Republic of China (“PRC”). During 2003, approximately 86% of the Company’s dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under US tariff laws, which provides a favorable category of US import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

A significant portion of the Company’s staff of approximately 256 employees in Hong Kong and Korea, and the cities of Shenzhen and Qingdao in the PRC monitor the production process with responsibility for the quality, safety and prompt delivery of the Company’s core and non-core products as well as design and product development as described earlier. Members of the Company’s Far East staff make frequent visits to the manufacturers for which they are responsible. Certain of the Company’s manufacturers sell exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials. In 2003, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 9% of such purchases and the five largest suppliers accounted for approximately 34% in the aggregate.

MARKETING

The Company’s core business products are marketed primarily through its own direct salesforce of approximately 485 full-time employees as of December 31, 2003. The Company’s core business maintains a telemarketing department which is responsible for servicing the Company’s smaller customers. The Company’s core products are sold directly to retail customers in the United States and certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, department stores, military post exchanges and internet companies. During 2003, the Company sold core products to approximately 41,000 customers worldwide. No single customer in the Company’s core segment accounted for more than 2% of the Company’s consolidated net sales.

The Company’s non-core segment’s products are marketed through its own direct salesforce of approximately 10 full-time employees as of December 31, 2003 and through independent manufacturers’ representatives to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, toy specialty, food, drug and independent retailers, apparel stores and military post exchanges. During 2003, the Company sold non-core products to approximately 400 customers worldwide. No single customer in the Company’s non-core segment accounted for more than 5% of the Company’s consolidated net sales, however, the Company’s non-core segment is dependent on several customers, the loss of one or more of which could have a material impact on the non-core segment’s net sales.

The Company reinforces the marketing efforts of its core and non-core segment’s salesforce through an active promotional program, including showrooms, participation in trade shows, trade and consumer advertising and a program of seasonal and theme based catalogs. The Company maintains a marketing plan which recognizes its most valued core segment customers as “Preferred Partners”, based upon attainment of certain sales levels, and offers them special benefits and privileges including, but not limited to, access to exclusive product offerings and dedicated customer service.

The Company believes that effective packaging and merchandising of its core and non-core product lines are also very important to its marketing success. Many products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then recycled or discarded when all the products have been sold. The Company also offers to its customers semi-permanent freestanding lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company’s products at retail locations.

The Company believes that customer service is another essential component of its marketing strategy and therefore maintains a Customer Service Department that responds to customer requests, investigates and resolves problems and generally assists customers.

The Company believes its general terms of sale are competitive with others in its core and non-core industries and provides extended payment terms to its core segment’s customers, which do not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasonal items. The Company has a general policy that all sales are final and currently does not sell on consignment.

The Company also maintains a direct salesforce and distribution network to serve its core segment’s customers in England, Holland, Belgium, Ireland, Spain, Germany, Austria, Canada, France and Australia. Where the Company does not maintain a direct salesforce and distribution network, the Company’s core segment’s products are sold worldwide through distributors. The Company’s consolidated foreign sales, including export sales from the United States, aggregated $121,059,000, $112,898,000, and $109,446,000 for the years ended December 31, 2003, 2002 and 2001, respectively. See Note 19 of the Notes to Consolidated Financial Statements for additional geographic and segment information.

DISTRIBUTION

The Company’s core customers are located in the United States and throughout the world and are principally served through U.S. distribution centers in South Brunswick, New Jersey, and Petaluma, California each of which receives products directly from suppliers and then distributes such products to the Company’s core customers.

The Company also maintains distribution facilities in the Toronto, Canada area, in Southampton, England and the Sydney, Australia area, to serve its core customers in Canada, Europe and Australia, respectively. The Company generally uses common carriers to distribute its products to its customers. See ITEM 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”.

The Company’s non-core customers are located primarily in the United States and are served by distribution centers in Grand Rapids, Michigan and Summersville, West Virginia.

SEASONALITY

In addition to its everyday products, the Company’s core segment produces specially designed products for holiday seasons which include: Christmas/Chanukah, Easter, Valentine’s Day, Father’s Day, Halloween/Thanksgiving, Mother’s Day, St. Patrick’s Day and Graduation/Secretary’s Day.

During 2003, core items specially designed for individual seasons accounted for approximately 36% of the Company’s consolidated net sales; no individual season accounted for more than 17% of the Company’s consolidated net sales.

The following table sets forth the Company’s consolidated quarterly sales as a percentage of the consolidated annual sales during 2003, 2002 and 2001.

	QUARTERLY SALES
	2003		2002		2001
Quarter Ended	Sales	%	Sales	%	Sales	%
	(In Thousands)
March 31	$87,551	26.6	$77,602	24.1	$75,929	25.8
June 30	$67,167	20.4	$66,042	20.6	$61,278	20.8
September 30	$87,848	26.6	$95,740	29.8	$87,441	29.7
December 31	$87,121	26.4	$81,971	25.5	$69,643	23.7

The pattern of the Company’s core segment sales is influenced by the shipment of seasonal merchandise. The Company ships the majority of orders each year for Christmas in the quarter ended September 30, for Valentine’s Day in the quarter ended December 31 and for Easter in the quarter ended March 31. The Company’s non-core segment is not significantly influenced by shipments of seasonal merchandise.

BACKLOG

It is characteristic of the Company’s core business segment that orders for seasonal merchandise are taken in advance of shipment and the Company’s core segment represents 86% of the Company’s backlog at December 31, 2003. The Company’s non core segment is not significantly influenced by shipments of seasonal merchandise. The Company’s consolidated backlog at December 31, 2003 and December 31, 2002 was $16,150,000 and $33,641,000, respectively. This decline was primarily due to the continued softness in the United States and certain international retail markets. It is expected that substantially all of the Company’s backlog at December 31, 2003 will be shipped during 2004.

COMPETITION

The Company’s core and non core segments operate in highly competitive industries. The Company believes that the principal competitive factors include price, marketing ability, reliable delivery, product design, quality and customer service. The Company believes that its positive principal competitive factors are its marketing ability, reliable delivery, product design, quality and customer service. Certain of the Company’s existing or potential competitors may have financial resources that are greater than those of the Company.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office. The Company has registered, in various countries throughout the world, the trademark RUSS with a distinctive design, which is utilized on most of its core gift products, and Sassy. The Company has also registered in the United States the trademark “Greenbrier\Scentex”. The Company believes its copyrights, trademarks and patents are valid, and has pursued a policy of aggressively protecting them from infringement. Copyright and trademark protections are limited or even unavailable in some foreign countries and preventing unauthorized use of the Company’s intellectual properties can be difficult even in countries with substantial legal protection. In addition, the portion of the Company’s business that relies on the use of intellectual property are subject to the risk of challenges by third parties claiming infringement of their proprietary rights. (See Note 20 of the Notes to Consolidated Financial Statements for information regarding recently settled intellectual property litigation.) However, it does not consider its business materially dependent on copyright, trademark or patent protection.

The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. The Company’s core segment’s licenses are generally exclusive for specific products in specified territories with terms from one to three years. The Company’s non-core segment’s primary license is with MAM Babyartikel GmbH, of Vienna, Austria, which has a remaining term of seven years. Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements.

EMPLOYEES

As of December 31, 2003, the Company employed approximately 1,591 persons. The Company considers its employee relations to be good; most of the Company’s employees are not covered by a collective bargaining agreement. The number of employees represented by a collective bargaining agreement are in the Company’s non-core segment and are approximately 95 employees or 6% of the Company’s total employees.

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

GOVERNMENT REGULATION

Certain of the Company’s products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission (“Commission”) to protect children from certain hazardous articles by regulating their use or excluding them from the market and requiring a manufacturer to repurchase articles which become banned. The Commission’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which the Company’s products are sold. The Company maintains a quality control program in order to comply with such laws. The Company believes it is in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from defects or hazard free.

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and is continuing to take appropriate corrective actions, including the establishment of a new subsidiary in the PRC effective January 2004. As a result, although the relevant PRC authorities have broad discretion with respect to the imposition of sanctions on noncompliant companies, the Company does not expect the consequences, if any, of these matters to have a material impact on its results of operations, financial condition or cash flows.

ITEM 2. PROPERTIES

The principal facilities of the Company’s core operations consist of its corporate offices in Oakland, New Jersey, (120,000 square feet), and distribution centers in South Brunswick, New Jersey, (521,794 square feet), and Petaluma, California, (234,200 square feet), all of which the Company leases. Additionally, leased principal office and distribution facilities are located in Southampton, England, (157,000 square feet) and in the Sydney, Australia area. One of the Company’s core segment’s wholly-owned subsidiaries, Amram’s Distributing, Limited, owns a facility in Toronto, Canada that serves as its office and distribution facility. The Company also operates showroom facilities for its core business segment in Oakland, New Jersey; Los Angeles, California; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Sydney, Australia; Montreal, Vancouver and Toronto, Canada; Southampton, England; and Kowloon, Hong Kong. Certain showrooms are located within the facilities listed above; others are leased with remaining lease terms primarily ranging between one and five years.

The Company owns the principal facilities used by its non-core operations, which consist of office and distribution facilities in Summersville, West Virginia, and Grand Rapids, Michigan.

The facilities of the Company are maintained in good operating condition and are, in the aggregate, adequate for the Company’s purposes and are generally fully utilized. At December 31, 2003 the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to eighteen years.

Certain of the properties leased by the Company’s core segment are leased from parties related to the late Russell Berrie, including Angelica Berrie, entities established by him or his estate. See Note 13 to Notes to Consolidated Financial Statements and ITEM 13—“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”, with respect to encumbrances on certain properties.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to its business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially adversely affect the consolidated results of operations, financial condition or cash flows of the Company.

An action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs, unfair competition under common law and violation of Danish and U.S. copyrights constituting copyright infringement under the laws of the People’s Republic of China. The plaintiff was seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses. On February 28, 2004, the parties to this litigation executed a worldwide settlement agreement, pursuant to which, among other things, (i) the parties have executed and filed with the appropriate court a stipulation and order of dismissal of the lawsuit with prejudice, (ii) the Company paid $3,000,000 to the plaintiff, which was accrued at December 31, 2003, (iii) the Company assigned to plaintiff any rights it has in the trademark “Good Luck Troll”, as well as any other trademarks relating to the Company’s troll products (exclusive of trademarks or designations in the word “Russ”) as well as relevant copyright registrations owned by the Company to its troll products, (iv) transferred its remaining inventory of troll products to the plaintiff, and (v) the Company agreed to refrain from making, using, or selling any work that is substantially similar to the Company’s troll products. The Company does not believe that the terms of the settlement agreement or the resolution of this action will have a material adverse impact on the consolidated financial condition of the Company. In the year ended December 31, 2003, the sale of troll products represented less than one-half of one percent of the Company’s net sales.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.

NAME	AGE	POSITION WITH THE COMPANY
Lynn Bergin	45	Vice President—Administration
Angelica Berrie(1)	48	Chief Executive Officer
Arnold S. Bloom(2)	61	Vice President, General Counsel and Secretary
Jeffrey A. Bialosky	44	Senior Vice President—National Accounts
Ricky Chan	51	Executive Vice President—Global Product Innovation and Sourcing
Teresa Chan	49	Vice President—Far East Operations
Curts Cooke(2)	67	Chief Administrative Officer
Eva J. Goldenberg(2)	42	Vice President—Human Resources
Thomas K. Higgerson	55	Vice President—Global Logistics
Y.B. Lee	58	Senior Vice President—Far East and President of Far East Operations
James J. O’Reardon, Jr.(2)	60	Vice President—Corporate Audits
Chris Robinson	49	President of International Division
Thomas J. Sancetta	40	Vice President—Inventory Management
Michael M. Saunders(2)	32	Vice President—Chief Information Officer
Susan Strunck	42	Vice President—Corporate Affairs
John T. Toolan	45	President of North American Division
John D. Wille	48	Vice President and Chief Financial Officer

(1)          Member of the Company’s Board of Directors and the executive committee of the Board of Directors

(2)   Member of the Company’s disclosure committee

Lynn Bergin was elected an officer of the Company in July 2003 and has been employed by the Company as Vice President—Administration since April 2000. Prior to that, Ms. Bergin was Director of Administration since June 1998.

Angelica Berrie was appointed Chief Executive Officer in January 2003. Ms. Berrie was elected an officer of the Company in February 2002 and had been employed by the Company as Vice President—Strategic Planning since July 2000 and Director—Product Development for more than five years prior thereto. Angelica Berrie was the spouse of the late Russell Berrie.

Arnold S. Bloom has been employed by the Company as Vice President, General Counsel and Secretary for more than the past five years.

Jeffrey A. Bialosky was appointed Senior Vice President—National Accounts in February 2004 and joined the Company as Senior Vice President—Product Development (Plush) in April 2003. Prior to joining the Company, Mr. Bialsoky was employed with Commonwealth Toy as Senior Vice President since February of 1995.

Ricky Chan was appointed Executive Vice President—Global Product Innovation and Sourcing in February 2004 and had been employed by the Company as Senior Vice President—Product Development for more than the past five years prior thereto.

Teresa Chan was appointed Vice President—Far East Operations in January 2004. Ms. Chan was elected as an officer of the Company in October 1999 and had been employed by the Company as Vice President—International Sales for more than the past five years prior thereto.

Curts Cooke was appointed Chief Administrative Officer in March 2003. Mr. Cooke served as a consultant to the Company since retiring from the Company in January 1998. Mr. Cooke was also a member of the Company’s Board of Directors from February 1982 to 1999 and held positions of President and Chief Operating Officer with the Company prior to his retirement from the Company.

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

James J. O’Reardon, Jr. has been employed by the Company as Vice President—Corporate Audits since April 2000. Prior to that, Mr. O’Reardon was Vice President—Administration since September 1997.

Chris Robinson was appointed President of International Division in February 2003. Prior to that Mr. Robinson had served as Managing Director of Russ Berrie U.K. Ltd. for more than five years prior thereto.

Thomas J. Sancetta was appointed Vice President—Inventory Management in July 2003. Mr. Sancetta was elected an officer of the Company in January 2003 and had been employed by the Company as Vice President—Sales Administration since January 2002. Prior to that Mr. Sancetta was Director of Internal Audit since September 1997.

Michael M. Saunders has been employed with the Company as Vice President—Chief Information Officer since March 2001. Prior to joining the Company, Mr. Saunders was employed with Danskin, Inc., a manufacturer of active wear, dancewear and leg wear, as Chief Information Officer since April 2000. Prior to that, Mr. Saunders was employed by the Jenna Lane Group, a manufacturer of children’s wear and women’s wear, as Vice President & Chief Information Officer since December 1998.

Susan Strunck was elected as an officer of the Company in January 2001 and has been employed as Vice President—Corporate Affairs since April 2000. Prior to that, Ms. Strunck was Director of Corporate Affairs since January 1998.

John T. Toolan was appointed President of North American Division in February 2003. Prior to that, Mr. Toolan had been employed with the Company as Executive Vice President—Marketing and Sales since February 2001. Prior to joining the Company, Mr. Toolan was employed with Westpoint Stevens Inc., a manufacturer and marketer of bed and bath home fashions, as Executive Vice President and President of Sales and Marketing since November 1999, as Executive Vice President and President of the Domestic Marketing Division since January 1999 and as Fashion Brands President since January 1998.

John D. Wille has been employed with the Company as Vice President and Chief Financial Officer since February 2001. Prior to joining the Company, Mr. Wille was employed with the Betesh Group, a privately held designer, manufacturer and distributor of handbags, small leather goods, infant accessories and toys, as Vice President Finance and Chief Financial Officer since November 2000. Prior to that, Mr. Wille was employed with Time Life Inc., a book, music and video publisher, as Vice President and Corporate Controller since May 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At February 29, 2004, the Company’s Common Stock was held by 498 shareholders of record. The Company’s Common Stock has been traded on the New York Stock Exchange, under the symbol RUS, since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

2003	HIGH	LOW
First Quarter	$35.33	$30.01
Second Quarter	37.25	31.87
Third Quarter	36.51	32.95
Fourth Quarter	36.10	32.51

2002	HIGH	LOW
First Quarter	$31.64	$28.13
Second Quarter	36.21	30.93
Third Quarter	35.24	27.41
Fourth Quarter	35.51	26.05

The Board of Directors declared its first dividend to holders of the Company’s Common Stock in November 1986. Since then, a cash dividend has been paid quarterly. The quarterly dividend rate was increased from $0.26 in 2002 to $0.28 per common share in 2003 and $0.30 per common share, effective February 2004, which represents the eighth consecutive year of increased dividends.

The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its sole discretion.

See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan information.

ITEM 6. SELECTED FINANCIAL DATA

Years Ended December 31	2003*	2002*	2001	2000	1999
	(Dollars in Thousands, Except Per Share Data)
Summary of Operations
Net Sales	$329,687	$321,355	$294,291	$300,801	$287,011
Cost of Sales	154,639	145,050	132,611	132,908	123,216
Income before Provision for Income Taxes**	48,432	63,638	57,670	71,104	53,967
Provision for Income Taxes	13,703	17,618	17,496	23,163	17,531
Net Income**	34,729	46,020	40,174	47,941	36,436
Net Income Per Share:
Basic	1.69	2.25	2.00	2.37	1.73
Diluted	1.68	2.24	1.99	2.37	1.72
Dividends Per Share***	1.12	1.04	1.46	.88	.80
Balance Sheet
Working Capital	$333,952	$314,321	$322,936	$304,022	$287,287
Property, Plant and Equipment, net	46,108	42,096	24,623	26,745	28,297
Total Assets	462,748	430,452	386,644	367,009	355,420
Shareholders’ Equity	415,418	388,891	354,417	334,591	319,598
Statistical
Current Ratio	8.1	8.6	11.0	10.4	9.0
Return on Average Shareholders’ Equity	8.6%	12.4%	11.7%	14.7%	11.0%
Net Profit Margin	10.5%	14.3%	13.7%	15.9%	12.7%
Number of Employees	1,591	1,750	1,563	1,498	1,551

Notes to Selected Financial Data

*       The years ended December 31, 2003 and December 31, 2002 include the results of Sassy, Inc. since its acquisition on July 26, 2002.

**    The year ended December 31, 2003 includes a restructuring charge of $2,286,000 before tax, or $1,639,000 after tax and a litigation charge of $2,524,000 before tax or $1,810,000 after tax. The years ended December 31, 2002 and 2000 include income of $1,038,000 and $2,544,000, respectively, before tax or $675,000 and $1,603,000, respectively, after tax, for the reversal of reserves related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997. The year ended December 31, 1999 includes an information system write-off of capitalized costs of $10,392,000 before tax or $6,557,000 after tax.

***  Dividends Per Share for the year ended December 31, 2001 includes a one-time special cash dividend in the amount of $0.50 per common share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements set forth in Item 8 below.

OVERVIEW

The Company’s revenues are based primarily on the sales of its products, a significant portion of which is in the United States. The Company’s core business has been negatively impacted by the challenging retail environment in the United States and certain foreign markets, a trend that may continue in 2004 as retailer consolidation, competition, and changing customer buying habits continue to affect the industry. The Company has responded to these factors by focusing on categorizing and rationalizing its product range, segmenting its selling efforts based on customer requirements and by restructuring its operations to reduce overhead expense through headcount reduction and the closure of certain domestic showrooms. The Company will also continue to focus on growth opportunities in its international markets and non-core business segment.

SEGMENTS

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business, which includes the Company’s July 26, 2002 acquisition of Sassy, Inc. The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home dècor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors. In March 2003, the Company merged its wholly-owned subsidiary, Russ Home, Inc., which sells home accessory items, into its parent company, Russ Berrie and Company, Inc. within the core segment. The Company’s non-core businesses design and market functional consumer products sold at comparable price points with comparable gross margins to each other and consists of Sassy, Inc. since its acquisition on July 26, 2002 and the Company’s wholly-owned subsidiary Bright of America, Inc. These products are sold to consumers, primarily in the United States, through mass marketers. See also Item 1, “Business” for further discussion of the Company’s products and business.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2003 AND 2002

The Company’s consolidated net sales for the year ended December 31, 2003 increased 2.6% to $329,687,000 compared to consolidated net sales of $321,355,000 for the year ended December 31, 2002. The net sales increase was primarily attributable to the Company’s non-core segment, specifically, from sales generated by Sassy, Inc., acquired in July, 2002, offset, in part by a sales decrease in the Company’s core segment.

The Company’s core segment’s net sales for the year ended December 31, 2003 decreased 7.7% to $269,327,000 compared to core net sales of $291,652,000 for the year ended December 31, 2002 due primarily to the sales decrease in its North American operations as a result of the uncertain and changing retail environment, offset, in part, by increased sales in the Company’s international operations, specifically in the European and Australian markets. The Company’s core segment’s international sales benefited from favorable foreign exchange rates of approximately $11,388,000 in 2003. The Company’s non-core segment’s net sales for the year ended December 31, 2003 increased 103.2% to $60,360,000 compared to non-core net sales of $29,703,000 for the year ended December 31, 2002 as a result of a full year of sales generated by Sassy, Inc.

Consolidated cost of sales were 46.9% of consolidated net sales for the year ended December 31, 2003 as compared to 45.1% for the year ended December 31, 2002. Cost of sales for the Company’s core segment were 42.9% of net sales for such segment for the year ended December 31, 2003 and were relatively flat as compared to the same period of 2002. Cost of sales for the Company’s non-core segment were 64.6% of net sales for such segment for the year ended December 31, 2003 as compared to 63.9% of net sales for the year ended December 31, 2002, which was primarily due to the impact of Sassy, Inc. for the full year of 2003. Included in consolidated cost of sales for the year ended December 31, 2003 and December 31, 2002 was the cost of charitable donations of certain of the Company’s troll inventory.

Consolidated selling, general and administrative expense was $132,747,000 or 40.3% of consolidated net sales for the year ended December 31, 2003 compared to $121,167,000 or 37.7% of consolidated net sales for the year ended December 31, 2002, an increase of $11,580,000 or 9.6%. This increase was primarily due to the amount of $5,495,000 for the inclusion of Sassy, Inc. in the Company’s non-core segment for the full year of 2003, a $2,524,000 charge recorded in the fourth quarter of 2003 for resolution of the troll litigation (see Item 3 for a description of the resolution of this litigation), restructuring charges of $2,286,000 recorded in the third and fourth quarters of 2003 for headcount reductions and closure of certain of the Company’s showrooms, $4,900,000 due to the impact of changes in foreign currency exchange rates and higher system related spending, offset, in part, by lower spending in the Company’s core business. See “Overview” above and “Liquidity and Capital Resources” below for further discussion of the restructuring and system costs, respectively.

Consolidated investment and other income of $6,131,000 for the year ended December 31, 2003 compares to $8,500,000 for the year ended December 31, 2002. This decrease was primarily the result of lower investment income due to lower interest rates and a 2002 reserve reversal of $1,038,000, before tax, for certain reserves related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997, in the Company’s core segment, offset, in part, by a gain of $491,000 for a barter exchange of certain of the Company’s inventory for trade credits, recorded in the fourth quarter of 2003 in the Company’s core segment. (See Notes 4, 9, & 10 to the Notes to the Consolidated Financial Statements).

The consolidated provision for income taxes as a percent of consolidated income before taxes for the year ended December 31, 2003 was 28.3% compared to 27.7% for the year ended December 31, 2002. The increase in the effective income tax rate is due primarily to a lower income tax benefit for charitable inventory donations in the year ended December 31, 2003 as compared to the income tax benefit in the year ended December 31, 2002, a lower benefit from the effective tax rates of certain of the Company’s foreign operations, offset, in part, by the reversal of certain tax contingency reserves resulting from the closing of certain tax years.

Consolidated net income for the year ended December 31, 2003 was $34,729,000 compared to consolidated net income of $46,020,000 for the year ended December 31, 2002, representing a decrease of 24.5% or 25.0% per diluted share. The decrease in consolidated net income was primarily the result of lower sales and resultant gross profit in the Company’s core segment, increased consolidated selling, general and administrative expense and lower investment and other income, as described above, offset, in part, by increased sales and gross profit due to the inclusion of Sassy, Inc., into the Company’s non-core segment for the full year of 2003. Included in consolidated net income for the year ended December 31, 2002 was the reversal of certain reserves of $675,000, after tax, related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997, as described above.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2002 AND 2001

The Company’s consolidated net sales for the year ended December 31, 2002 increased 9.2% to $321,355,000 compared to consolidated net sales of $294,291,000 for the year ended December 31, 2001. The net sales increase was primarily attributable to the Company’s non-core segment, specifically, from sales generated by Sassy, Inc., whose results of operations are included since its acquisition on July 26, 2002, and the sales growth of the Company’s core segment in its Australian, European and United States markets.

The Company’s core segment’s net sales for the year ended December 31, 2002 increased 3.4% to $291,652,000 compared to core net sales of $282,198,000 for the year ended December 31, 2001. The Company’s non-core segment’s net sales for the year ended December 31, 2002 increased 145.6% to $29,703,000 compared to non-core net sales of $12,093,000 for the year ended December 31, 2001 as a result of the acquisition of Sassy, Inc.

Cost of sales for the Company’s core segment were 43.2% of net sales for such segment for the year ended December 31, 2002 as compared to 44.3% of net sales for the year ended December 31, 2001. Cost of sales for the Company’s non-core segment were 63.9% of net sales for such segment for the year ended December 31, 2002 as compared to 62.9% of net sales for the year ended December 31, 2001. Consolidated cost of sales were 45.1% of net sales for the year ended December 31, 2002 and were relatively flat as compared to the same period in 2001. Included in consolidated cost of sales for the year ended December 31, 2002 was the cost of a charitable donation of certain of the Company’s Troll inventory. Excluding the impact of this donation, consolidated cost of sales were 44.7% of net sales in 2002 compared to 45.1% in 2001. This improvement primarily reflects higher gross profit margins on sales of certain of the Company’s core product line concepts and lower relative volumes being distributed through other than normal channels, offset, in part, by the addition of Sassy, Inc. to the Company’s non-core segment, at lower gross margins, and higher reserve provisions required for the Company’s core segment inventory.

Consolidated selling, general and administrative expense was $121,167,000 or 37.7% of net sales for the year ended December 31, 2002 compared to $112,570,000 or 38.3% of net sales for the year ended December 31, 2001. Excluding the unfavorable impact of the February 2000 stock option repricing, which amounted to a charge of $210,000, before tax, for 2002 and $1,400,000, before tax, for 2001, consolidated selling, general and administrative expense increased $9,787,000, or 8.8%, for the year ended December 31, 2002 from the prior year. This increase in selling, general and administrative expense is due primarily to the Company’s strategic investment in new business ventures, costs related to a new facility in the United Kingdom, the continued expansion of its worldwide salesforce, the development of new products for its core segment and the addition of Sassy, Inc. to its non-core segment, offset, in part, by a decrease in showroom related costs of its core segment. As a percent of net sales, excluding the impact of the February 2000 stock option repricing stated above, selling general and administrative expense decreased to 37.6% in 2002 from 37.8% in 2001.

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

The consolidated provision for income taxes as a percent of income before taxes for the year ended December 31, 2002 was 27.7% compared to 30.3% for the year ended December 31, 2001. The decrease in the effective income tax rate is due primarily to the income tax benefit of the charitable inventory donation in the Company’s quarter ended June 30, 2002 and lower effective tax rates of certain of the Company’s foreign operations, offset, in part, by lower tax-advantaged investment income.

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

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash, cash equivalents and marketable securities of $232,050,000 compared to cash, cash equivalents, marketable securities and other investments of $225,751,000 at December 31, 2002. As of December 31, 2003 and 2002 working capital was $333,952,000 and $314,321,000, respectively.

Net cash and cash equivalents decreased $12,000,000 during 2003. Net cash provided by operating activities was approximately $28,000,000 during 2003 due primarily to net income offset, in part, by increases in the Company's accounts receivable and inventory. Net cash used in investing activities of approximately $30,000,000 was primarily due to the purchase of marketable securities and capital expenditures, described below. Net cash used in financing activities of $19,000,000 was primarily due to dividends paid to shareholders, described below, offset, in part, by the proceeds from the issuance of the Company's common stock.

As of December 31, 2003 and December 31, 2002, the Company had marketable securities $150,515,000 and $109,350,000 respectively, included in the amounts above. This increase is primarily a result of the Company’s investment of additional cash and cash equivalents in marketable securities. As of December 31, 2002, the Company also had an equity investment of $22,888,000 in a limited partnership which managed a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation. The Company liquidated this investment in July 2003 and reinvested the proceeds in additional marketable securities. As of December 31, 2003, marketable securities investments consist of U.S. government obligations, municipal obligations, preferred stock, mutual funds and equity securities. For more information regarding financial instruments, see Note 4 of the Notes to Consolidated Financial Statements.

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan. The Company purchased privately held Sassy, Inc. for approximately $46,204,000 (including acquisition costs and the working capital adjustment) from the Company’s own internal funds based on Sassy’s current and projected earnings before interest, taxes, depreciation and amortization, and working capital. Additional payments, not expected to exceed $2,300,000, may become payable based on future performance and other measurements and will be expensed as incurred in the Company’s Consolidated Statement of Income.

The Company has available $61,793,000 in bank lines of credit that provide for direct borrowings and letters of credit used for the purchase of inventory. Included in this amount are domestic lines of credit of $50,000,000, renewed annually, and the maximum available to the Company’s foreign operations at December 31, 2003 under local lines of credit of $11,793,000. As of December 31, 2003, letters of credit of $9,004,000 were outstanding. There were no direct borrowings under the bank lines of credit as of December 31, 2003 and 2002.

During the years ended December 31, 2003 and 2002, the Company paid approximately $12,000,000 and $20,000,000, respectively, for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2004 by a significant amount.

Working capital requirements during the year ended December 31, 2003 were met entirely through internally generated funds. The Company anticipates capital expenditure requirements for 2004 to be approximately $5,000,000, primarily for system implementation and development costs. Capital expenditures for the year ended December 31, 2003 were $8,786,000 which were primarily for systems implementation and development. The Company remains in a highly liquid position and believes that the resources available from cash and cash equivalents, marketable securities, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

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

The Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock. As of December 31, 2003, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990. During the year ended December 31, 2003, the Company did not repurchase any shares.

Cash dividends of $23,072,000 ($0.28 per share per quarter) and $21,245,000 ($0.26 per share per quarter) were paid in the years ended December 31, 2003 and December 31, 2002, respectively. Effective February 2004, the quarterly dividend rate was increased from $0.28 per common share in 2003 to $0.30 per common share. The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its sole discretion.

The Company has entered into certain transactions with related parties which are disclosed in Note 13 of the Notes to Consolidated Financial Statements. See also ITEM 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” .

The Company is dependent upon information technology systems in many aspects of its business. During 2002, the Company began and in 2003 continued a project to implement a new Enterprise Resource Planning (“ERP”) system for the Company’s core businesses and successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide. The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach. During 2003, the Company’s worldwide headquarters in the United States completed the implementation of the finance module of the new ERP system in the first quarter of 2003 and transitioned to the order management and inventory modules during the second quarter of 2003. During 2003, the Company’s international subsidiaries began to phase-in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is now anticipated by the end of the fourth quarter of 2004. This extended timetable is meant to continue to enable the Company to enhance its proficiency in utilizing the new system and to help ensure the efficiency of the international implementations. The Company has experienced certain startup issues but has not experienced any significant business disruptions related to the replacement of these systems.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that the Company believes will not have a material adverse impact on the Company’s results of operations and cash flows. See Note 20 of the Notes to Consolidated Financial Statements for information regarding the settlement of specific litigation.

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and is taking appropriate corrective actions including the establishment of a new subsidiary in the PRC effective January 2004. As a result, although the relevant PRC authorities have broad discretion with respect to the imposition of sanctions on noncompliant companies, the Company does not expect the consequences, if any, of these matters to have a material impact on its results of operations, financial condition or cash flows.

Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes. There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

The Board of Directors is continuing to explore various strategic alternatives that may be available to the Company and as previously reported in the Company’s Form 10-Q for the quarterly period ended September 30, 2003, has engaged Bear Stearns & Co. Inc. to act as its exclusive financial advisor in this connection. At this time, there can be no assurance as to when or if these efforts will lead to a transaction.

Contractual Obligations

The following table summaries the Company’s significant contractual obligations as of December 31, 2003 and the future periods in which such obligations are expected to be settled in cash.

	Total	2004	2005	2006	2007	2008	Thereafter
Operating Lease Obligations(1)	$43,977,000	$5,694,000	$3,841,000	$3,394,000	$3,288,000	$3,298,000	$24,462,000
Purchase Obligations(2)	$27,889,000	$27,889,000	—	—	—	—	—
Total Contractual Obligations	$71,866,000	$33,583,000	$3,841,000	$3,394,000	$3,288,000	$3,298,000	$24,462,000

(1)   See Note 14 to the Notes to Consolidated Financial Statements

(2)   The Company’s purchase obligations consist of purchase orders for inventory.

Off Balance Sheet Arrangements

The Company is a guarantor of all payment obligations under two mortgages on property leased by the Company, as described in further detail in Note 13 of the Notes to Consolidated Financial Statements. Such guarantees were not issued or modified after December 31, 2002. The Company also maintains a letter of credit to support one of such guarantees. There have not been any payments under such guarantees or letters of credit since the Company entered into these arrangements in 1981, however, there can be no assurance that the Company will not be obligated to make payments thereunder in the future.

CRITICAL ACCOUNTING POLICIES

The SEC has issued disclosure advice regarding “critical accounting policies”, defined as accounting policies that management believes are both most important to the portrayal of the Company’s financial condition and results and require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that effect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ from those estimates under different assumptions or conditions.

Note 2 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of the Company's consolidated financial statements. The following, however, is a discussion of those accounting policies which management considers to be “critical” within the SEC definition discussed above.

Marketable Securities and Other Investments

The Company has a significant amount of marketable securities, all of which are considered as available-for-sale investments, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these investments, except for the investment in the limited partnership, which was liquidated in July 2003, are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value recorded as a component of shareholders’ equity, net of tax, in Accumulated Other Comprehensive Income/Loss. The investment in the limited partnership was accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to a non-cash loss of $1,537,000 for the year ended December 31, 2003, which is included in investment and other income-net in the Consolidated Statement of Income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income. As of December 31, 2003, marketable securities were comprised primarily of U.S. government obligations, municipal obligations, preferred stock, mutual funds and other equity securities. The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

Accounts Receivable, Trade and Revenue Recognition

In the normal course of business, the Company extends credit to customers which satisfy established credit criteria. The Company believes that it does not have a significant concentration of credit risk due to the significant diversity of its customer base. Accounts receivable, trade, as shown on the Consolidated Balance Sheet, is net of allowances, discounts and estimated bad debts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of current and projected economic conditions. If such historical trends or economic conditions deteriorate the results could differ from the Company’s estimates.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of a sales arrangement exists; (2) delivery has occurred or services rendered; (3) the amount of revenue is fixed and determinable, net of provisions for estimates of sales discounts, returns and allowances; and (4) collectibility is reasonably assured.

Determination of criteria (4) is based on management’s judgments regarding the collectibility of those revenues.

Inventory

The Company values inventory at the lower of cost (weighted average) or market value. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company’s products could result in an increase in the amount of excess inventory quantities on hand, however, the Company manages inventory and monitors product purchasing to minimize this risk.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. If such actual future cash flows are less than the estimated future cash flows, certain of the Company’s long-lived assets could be impaired.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Based on the Company’s annual test there was no impairment in 2003, however, if actual future cash flows are less than the estimated future cash flows, the Company’s goodwill and intangible assets could be impaired.

Accrued Liabilities

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, tax accruals and valuation allowances for deferred tax assets. The settlement of the actual liabilities could differ from the estimates included in the Company’s consolidated financial statements.

Recently Issued Accounting Standards

See Note 2 of the Notes to Consolidated Financial Statements for a description of recently issued accounting standards including the respective dates of adoption and effects on results of operations and financial conditon.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company’s ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, results of any enforcement action by the People’s Republic of China (“PRC”) authorities with respect to the Company’s PRC operations, the resolution of various legal matters, possible delays in the introduction of new products, customer acceptance of products, issues related to the Company’s new business ventures, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the current and future outlook of the global retail market, and other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily from changes in interest rates and foreign currency exchange rates.

At December 31, 2003 and December 31, 2002, a sensitivity analysis to measure potential changes in market value of the Company’s investments from a change in interest rates indicates that a one percentage point increase in interest rates would decrease the net aggregate market value of these investments by approximately $4,090,131 and $2,023,761, respectively, and a one percentage point decrease in interest rates would increase the net aggregate market value of these investments by approximately $3,980,482 and $2,287,771, respectively. At December 31, 2003 and December 31, 2002, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company, income before income taxes would decrease by approximately $1,436,000 and $1,390,000 respectively.

Additional information required for this item is included in the section above entitled, “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 4 of the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements:

Independent Auditors’ Report

Consolidated Statement of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheet at December 31, 2003 and 2002

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Russ Berrie and Company, Inc.:

We have audited the 2003 and 2002 consolidated financial statements of Russ Berrie and Company, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the 2003 and 2002 consolidated financial statements, we have also audited the 2003 and 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements and financial statement schedule of Russ Berrie and Company, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the restatement described in Note 2 to the consolidated financial statements, in their report dated February 7, 2002 (except with respect to the matters discussed in the second paragraph of Note 17, as to which the date is March 15, 2002).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 consolidated financial statements of Russ Berrie and Company, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 2, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the current composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Russ Berrie and Company, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Short Hills, New Jersey
February 9, 2004, except as to the second paragraph of Note 20, which is as of February 28, 2004

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
(Dollars in Thousands, Except Per Share Data)

	2003	2002	2001
Net sales	$329,687	$321,355	$294,291
Cost of sales	154,639	145,050	132,611
Gross profit	175,048	176,305	161,680
Selling, general and administrative expense	132,747	121,167	112,570
Investment and other income-net	(6,131)	(8,500)	(8,560)
Income before provision for income taxes	48,432	63,638	57,670
Provision for income taxes	13,703	17,618	17,496
Net income	$34,729	$46,020	$40,174
Net income per share:
Basic	$1.69	$2.25	$2.00
Diluted	$1.68	$2.24	$1.99

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

					Accumulated Other Comprehensive Income (Loss), Net
	Total	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Net Unrealized Gain(Loss) on Forward Exchange Contracts/ Marketable Securities	Unearned Compensation	Treasury Stock
Balance at December 31, 2000	334,591	2,541	63,103	381,479	(3,765)	(545)	(149)	(108,073)
Comprehensive income:
Net income	40,174	—	—	40,174	—	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $736)	(1,694)	—	—	—	(1,694)	—	—	—
Unrealized gain on forward exchange contracts	961	—	—	—	—	961	—	—
Net unrealized gain on securities available-for-sale (net of tax of $383)	878	—	—	—	—	878	—	—
Comprehensive income	40,319
Share transactions under stock plans (448,738 shares)	10,737	46	10,691	—	—	—	—	—
Cash dividends ($1.46 per share)	(29,381)	—	—	(29,381)	—	—	—	—
Transactions in treasury shares (74,500 shares)	(1,923)	—	—	—	—	—	—	(1,923)
Unearned compensation, net (10,000 shares)	74	—	—	—	—	—	74	—
Balance at December 31, 2001	354,417	2,587	73,794	392,272	(5,459)	1,294	(75)	(109,996)
Comprehensive income:
Net income	46,020	—	—	46,020	—	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $1,612)	4,207	—	—	—	4,207	—	—	—
Unrealized loss on forward exchange contracts	(1,772)	—	—	—	—	(1,772)	—	—
Net unrealized loss on securities available-for-sale (net of tax benefit of $95)	(237)	—	—	—	—	(237)	—	—
Comprehensive income	48,218
Share transactions under stock plans (301,622 shares)	7,640	31	7,609	—	—	—	—	—
Cash dividends ($1.04 per share)	(21,245)	—	—	(21,245)	—	—	—	—
Transactions in treasury shares (7,300 shares)	(214)	—	—	—	—	—	—	(214)
Unearned compensation, net (10,000 shares)	75	—	—	—	—	—	75	—
Balance at December 31, 2002	$388,891	$2,618	$81,403	$417,047	$(1,252)	$(715)	$—	$(110,210)
Comprehensive income:
Net income	34,729	—	—	34,729	—	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $4,447)	11,266	—	—	—	11,266	—	—	—
Unrealized loss on forward exchange contracts	(330)					(330)
Net unrealized loss on securities available-for-sale (net of tax benefit of $23)	67	—	—	—	—	67	—	—
Comprehensive income	45,732
Share transactions under stock plans (124,339 shares)	3,807	13	3,794	—	—	—	—	—
Cash dividends ($1.12 per share)	(23,072)			(23,072)
Transactions in treasury shares (3,030 shares)	60	—	—	—	—	—	—	60
Balance at December 31, 2003	$415,418	$2,631	$85,197	$428,704	$10,014	$(978)	$—	$(110,150)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
(Dollars in Thousands)

	2003	2002
Assets
Current assets
Cash and cash equivalents	$81,535	$93,513
Marketable securities	150,515	109,350
Other investments	—	22,888
Accounts receivable, trade, less allowances of $3,841 in 2003 and $3,395 in 2002	82,795	73,938
Inventories, net	51,921	44,749
Prepaid expenses and other current assets	4,517	4,896
Deferred income taxes	9,671	6,548
Total current assets	380,954	355,882
Property, plant and equipment, net	46,108	42,096
Goodwill	10,353	10,388
Other assets	25,333	22,086
Total assets	$462,748	$430,452
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,318	$10,752
Accrued expenses	28,684	26,346
Accrued income taxes	8,000	4,463
Total current liabilities	47,002	41,561
Deferred income taxes	328	—
Total liabilities	$47,330	$41,561
Commitments and contingencies
Shareholders’ equity
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 2003, 26,296,995 shares; 2002, 26,163,986 shares	2,631	2,618
Additional paid in capital	85,197	81,403
Retained earnings	428,704	417,047
Accumulated other comprehensive income (loss)	9,036	(1,967)
Treasury stock, at cost (5,636,284 shares at December 31, 2003 and 5,639,314 shares at December 31, 2002)	(110,150)	(110,210)
Total shareholders’ equity	415,418	388,891
Total liabilities and shareholders’ equity	$462,748	$430,452

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(Dollars in Thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$34,729	$46,020	$40,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,859	5,309	4,021
Provision for accounts receivable reserves	1,730	1,513	1,828
Income from reserve reversal	—	(1,038)	—
Other	2,506	73	1,117
Changes in assets and liabilities net of effects from purchase of Sassy, Inc.:
Accounts receivable	(10,587)	(2,958)	(6,636)
Inventories—net	(8,364)	2,750	7,772
Prepaid expenses and other current assets	379	(204)	958
Deferred income taxes-net	(2,795)	157	(702)
Other assets	(1,530)	(682)	(166)
Accounts payable	(434)	3,731	463
Accrued expenses	2,340	5,463	(310)
Accrued income taxes	3,537	(2,385)	(344)
Total adjustments	(6,359)	11,729	8,001
Net cash provided by operating activities	28,370	57,749	48,175
Cash flows from investing activities:
Purchase of marketable securities and other investments	(403,632)	(211,843)	(97,335)
Proceeds from sale of marketable securities and other investments	382,383	172,324	144,331
Proceeds from sale of property, plant and equipment	53	21	89
Capital expenditures	(8,786)	(16,963)	(2,405)
Payment for Purchase of Sassy, Inc.	—	(46,204)	—
Net cash provided by (used in) investing activities	(29,982)	(102,665)	44,680
Cash flows from financing activities:
Proceeds from issuance of common stock	3,807	7,640	10,737
Dividends paid to shareholders	(23,072)	(21,245)	(29,381)
Issuance (Purchase) of treasury stock	60	(214)	(1,923)
Net cash (used in) financing activities	(19,205)	(13,819)	(20,567)
Effect of exchange rate changes on cash and cash equivalents	8,839	3,376	(1,210)
Net (decrease) increase in cash and cash equivalents	(11,978)	(55,359)	71,078
Cash and cash equivalents at beginning of year	93,513	148,872	77,794
Cash and cash equivalents at end of year	$81,535	$93,513	$148,872
Cash paid during the year for:
Interest expense	$70	$20	$196
Income taxes	$12,353	$20,003	$17,841

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

Business Combinations

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and requires that the purchase method of accounting be used. This statement also requires that other intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. The Company adopted SFAS No. 141 with respect to its acquisition of Sassy, Inc. during July 2002.

Revenue Recognition

The Company recognizes revenue from product sales, including shipping and handling fees, net of provisions for estimates of sales discounts, returns and allowances, upon shipment of product to the customer, which is when persuasive evidence of a sales arrangement exists, the amount of revenue is fixed and determinable and collectibility is reasonably assured.

Advertising Costs

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 2003, 2002 and 2001 amounted to $1,633,000, $2,253,000 and $1,963,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and approximate fair market value.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, the Company has estimated that the carrying amount of accounts receivable and accounts payable approximates fair values. The fair value of marketable securities and other investments are based on quoted market prices or other available sources, where applicable.

Inventories

Inventories, which mainly consist of finished goods, are stated at the lower of cost (weighted average) or market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which primarily range from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Costs of internal use software and other related costs under certain circumstances are capitalized. External direct costs of materials and services related to the application development stage of the project are also capitalized. Such capitalized costs are amortized over a period of one to five years commencing when the system is placed in service. Training and travel costs related to systems implementations are expensed as incurred. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred.

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, provides a single accounting model for impairment/disposal of long-lived assets. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not materially affect the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company identified its reporting units as its reportable segments, the core segment and the non-core segment. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which are measured as of the date of adoption. The implied fair value of goodwill is to be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company was not required to perform the second step as the fair value of its reporting units was greater than their carrying value and, consequently, there was no indication of impairment. The Company repeated this test at December 31, 2003 and December 31, 2002 with the same results. The Company has established the last day of its fourth fiscal quarter of each year for its annual impairment testing.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” as disclosed in Note 11. Deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts.

Earnings Per Share

The Company presents both basic and diluted earnings per share in the Consolidated Statement of Income in accordance with SFAS No. 128, “Earnings per Share”. The Notes to the consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated (see Note 12).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of property, plant and equipment and goodwill and other intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; and accruals for income taxes and litigation. Actual results could differ from these estimates.

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

Accounting for Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation cost has been recognized for the options granted under these Stock Plans except for the adoption of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in a charge to the Consolidated Statement of Income of $13,000, $210,000 and $1,400,000 during the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively. The charges related only to the options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders. Had compensation cost for the Company’s Stock Plans been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, in 2003, 2002 and 2001,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002	2001
Net income—as reported	$34,729,000	$46,020,000	$40,174,000
Deduction for stock-based compensation expense—pro forma	$582,000	$833,000	$511,000
Net income—pro forma	$34,147,000	$45,187,000	$39,663,000
Earnings per share (basic)—as reported	$1.69	$2.25	$2.00
Earnings per share (basic)—pro forma	$1.66	$2.21	$1.97
Earnings per share (diluted)—as reported	$1.68	$2.24	$1.99
Earnings per share (diluted)—pro forma	$1.65	$2.20	$1.96

The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31,
	2003	2002	2001
Dividend yield	3.22%	3.36%	4.62%
Risk-free interest rate	2.09%	3.69%	4.77%
Volatility	16.69%	31.69%	25.34%
Expected life (years)	3.5	3.2	3.0
Weighted average fair value of options granted during the year	$3.05	$6.30	$3.16

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation. In 2002 the Company reclassified its 2001 segment disclosures to be consistent with the current segment classifications. See Note 19.

Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 will require the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also will record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003 and accounted for its 2003 restructuring activities in accordance with SFAS 146.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes are for decisions made as part of the derivatives implementation group process that effectively required amendments to Statement 133, in connection with other board projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 except for implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates, and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financials Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Previously, many of these instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

June 15, 2003. The adoption of this statement did not have any impact on the Company’s consolidated financial statements.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The adoption of the revised statement did not have any impact on the Company’s consolidated financial statements.

Note 3—Acquisition

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan, including, but not limited to, real property, tangible personal property, inventory, most accounts receivable, designated contracts, intellectual property rights, governmental authorizations and intangible rights. The assets acquired will continue to be used by the Company in Sassy’s business. In addition to the Sassy brand, the Company also gained distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria. The Company purchased privately held Sassy, Inc. for approximately $46,204,000 (including acquisition costs and a working capital adjustment) using the Company’s own internal funds, based on Sassy’s current and projected earnings before interest, taxes, depreciation and amortization, and working capital. As of December 31, 2003 additional payments, not expected to exceed $2,300,000, may become payable based on future performance and other measurements through July 2005 and will be expensed as incurred in the Company’s Consolidated Statement of Income. This amount was reduced from $4,300,000 as of December 31, 2002 due to payments made in 2003 or certain performance measures not being met. The results of operations of Sassy, Inc. are included in the Company’s Consolidated Statement of Income since July 26, 2002.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation of property, plant and equipment and certain intangible assets:

At July 26, 2002
(000’s)
Current assets	$16,995
Property, plant and equipment	4,796
Goodwill	10,141
MAM distribution agreement and relationship	10,400
Sassy trade name	7,100
Backlog	210
Non-competition agreement	90
Total assets acquired	49,732
Current liabilities	3,528
Total liabilities assumed	3,528
Net assets acquired	$46,204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

The Company believes based upon a third party valuation that the identifiable intangible assets purchased in the acquisition have an indefinite life. Goodwill of $10,388,000 was assigned to the Company’s non-core segment. The aggregate amount of goodwill expected to be deductible for tax purposes is estimated to be $10,176,000. The only change in the carrying amount of goodwill during the year ended December 31, 2003 was a $35,000 decrease resulting from a purchase accounting adjustment to the 2002 acquisition of Sassy, Inc.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2002 and 2001 assumes the acquisition of Sassy, Inc. occurred as of January 1, of each period.

	Year Ended December 31, 2002	Year Ended December 31, 2001
Net sales	$347,843,000	$337,028,000
Net income	48,404,000	43,141,000
Net income per share:
Basic	$2.37	$2.15
Diluted	$2.36	$2.14

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Financial Instruments

MARKETABLE SECURITIES AND OTHER INVESTMENTS

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company’s marketable securities are considered available-for-sale investments. Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gain and losses) recorded as a component of shareholders’ equity, net of tax in Accumulated Other Comprehensive Income/Loss. These investments consist of U.S. government obligations, municipal obligations, preferred stock and mutual funds. The Company liquidated, in July 2003, its equity investment in a limited partnership which managed a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation. This investment was included in Other Investments in the consolidated balance sheet until its liquidation and was accounted for using the equity method and accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to a non-cash loss of $1,537,000 and $115,000 for the year ended December 31, 2003 and December 31, 2002, respectively, is included in investment and other income-net in the Consolidated Statement of Income. Additionally, realized gains on sales of available-for-sale marketable securities of $2,381,000 and $1,969,000 for the years ended December 31, 2003 and 2002, respectively, as determined on a specific identification basis, are included in investment and other income, net in the Consolidated Statement of Income.

Marketable securities consist of the following:

	As of December 31, 2003
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government obligations	$23,874,000	$23,000	$(148,000)	$23,749,000
Municipal obligations	98,440,000	131,000	(140,000)	98,431,000
Preferred stock & other	7,946,000	225,000	(68,000)	8,103,000
Equity securities	12,955,000	332,000	(140,000)	13,147,000
Asset Backed Securities	7,082,000	12,000	(9,000)	7,085,000
Total marketable securities	$150,297,000	$723,000	$(505,000)	$150,515,000

	As of December 31, 2002
U.S. Government obligations	$38,918,000	$155,000	$(5,000)	$39,068,000
Municipal obligations	52,200,000	848,000	(42,000)	53,006,000
Preferred stock & other	12,950,000	41,000	(892,000)	12,099,000
Equity securities	5,148,000	100,000	(71,000)	5,177,000
Total marketable securities	$109,216,000	$1,144,000	$(1,010,000)	$109,350,000

Foreign Currency Forward Exchange Contracts

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contract (“Forward Contracts”) to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months. At December 31, 2003, the Company’s Forward Contracts have expiration dates which range from one to twelve months.

Since there is a direct relationship between the Forward Contracts and the currency denomination of the underlying transaction, such Forward Contracts are highly effective in hedging the cash flows of certain of the Company’s foreign subsidiaries related to transactions denominated in the United States dollar.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Financial Instruments (Continued)

These Forward Contracts meet the criteria for cash flow hedge accounting treatment and accordingly, gains or losses, are included in other comprehensive income (loss) and are recognized in cost of sales based on the turnover of inventory.

The fair value of the Forward Contracts was estimated by obtaining quotes for such contracts with similar terms, adjusted where necessary for maturity differences, and is included in the Consolidated Balance Sheet within accrued expenses with the corresponding offset included in accumulated other comprehensive loss. At December 31, 2003 and 2002, $989,000 and $572,000, respectively, relating to Forward Contracts is included in accrued expenses in the Consolidated Balance Sheet.

The Company has forward contracts to exchange British pounds sterling, Canadian dollars and Australian dollars for United States dollars with notional amounts of $16,876,000 and $10,200,000 as of December 31, 2003 and 2002, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Concentrations of Credit Risk

As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution. As of December 31, 2003, marketable securities of the Company were actively managed by four investment managers. These investment managers operate under board approved guidelines which restrict the investment grade and type of investment and furthermore limit the dollar amount that can be invested in any one instrument.

The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.

Note 5—Inventory Reserves

As of December 31, 2003 and 2002, the Company has recorded reserves to reflect inventories at their estimated net realizable value. The reserve balance as of December 31, 2003 and 2002 was $7,869,000 and $9,306,000, respectively. During 2003 and 2002 the Company made charitable donations of certain of its troll inventory; the cost of such donation and the resulting reduction in the inventory reserve was included in cost of sales in the Company’s Consolidated Statement of Income.

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2003	2002
Land	$8,355,000	$7,869,000
Buildings	16,075,000	14,988,000
Machinery and equipment	36,507,000	29,801,000
Furniture and fixtures	4,066,000	4,442,000
Leasehold improvements	16,428,000	15,783,000
	81,431,000	72,883,000
Less accumulated depreciation and amortization	43,162,000	36,989,000
Construction and system development in progress	7,839,000	6,202,000
Consolidated Total	$46,108,000	$42,096,000

x

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Property, Plant and Equipment (Continued)

In 2003 and 2002, construction and system development in progress represented primarily the costs capitalized on the Company’s continued implementation of a new computer system.

Note 7—Lines of Credit

Under its existing domestic bank lines of credit, which are renewed annually, the Company has available $50,000,000 for direct borrowings and letters of credit at any one time. The maximum amount available to the Company’s foreign operations at December 31, 2003, under local lines of credit, is $11,793,000. These lines provide for direct borrowings, letters of credit and overdraft facilities. In connection with the purchase of imported merchandise, the Company, at December 31, 2003, had letters of credit outstanding under all lines of $9,004,000. There were no amounts outstanding for direct borrowings at December 31, 2003, 2002 and 2001.

Note 8—Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2002
Accrued sales commission	$1,810,000	$2,305,000
Accrued payroll and incentive compensation	4,335,000	5,796,000
Litigation	3,041,000	941,000
Other	19,498,000	17,304,000
	$28,684,000	$26,346,000

In 2003, the Company restructured its operations through headcount reductions and the closure of certain facilities. Included in accrued expenses in the Consolidated Balance Sheet at December 31, 2003 are costs of $575,000 remaining to be paid from the Company’s restructuring. The restructuring provision of $2,286,000 included estimates for separation costs for approximately 115 employees, facility exit costs and the write-off of certain leasehold improvements. The Company reassesses the reserve requirement under the restructuring plan at the end of each reporting period.

	Initial	Payments/Write-offs	Balance at December 31, 2003
Employee separation	$1,992,000	$(1,504,000)	$488,000
Facility exit costs	179,000	(92,000)	87,000
Write-off of leasehold improvements	115,000	(115,000)	—
Total	$2,286,000	$(1,711,000)	$575,000

Note 9—Investment and Other Income—Net

The significant components of investment and other income—net consist of the following:

	Years Ended December 31,
	2003	2002	2001
Investment income	$5,357,000	$7,540,000	$9,573,000
Interest expense	(70,000)	(20,000)	(196,000)
Foreign currency transactions, net	49,000	(192,000)	(942,000)
Reversal of reserves	—	1,038,000	—
Other	795,000	134,000	125,000
	$6,131,000	$8,500,000	$8,560,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Investment and Other Income—Net (Continued)

The year ended December 31, 2002 includes income of $1,038,000, before tax, or $675,000, after tax, for the reversal of reserves related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997.

Note 10—Barter Transaction

During 2003, the Company entered into a barter transaction, exchanging inventory with a net book value of $1,192,000 for future barter credits to be utilized on future advertising, freight and other goods and services. Such credits are redeemable for a percentage of various goods and services purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all credits recorded during 2003 prior to their expiration in February 2009.

The credits recorded, which totaled $1,683,000 at December 31, 2003, were recorded at the fair value of the inventory exchanged, in accordance with APB 29, “Accounting for Non-Monetary Transactions” and EITF 93-11 “Accounting for Barter Transactions” and are included in other assets in the Company’s consolidated balance sheet. The resultant pre-tax gain on this exchange of $491,000 was recorded in investment and other income, net in the Company’s consolidated statement of income.

Note 11—Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

Income before income taxes was:

	Years Ended December 31,
	2003	2002	2001
United States	$23,528,000	$39,177,000	$34,361,000
Foreign	24,904,000	24,461,000	23,309,000
	$48,432,000	$63,638,000	$57,670,000

The provision for income taxes consists of the following:

	Years Ended December 31,
Current provision	2003	2002	2001
Federal	$7,463,000	$9,141,000	$9,475,000
Foreign	7,438,000	6,622,000	7,659,000
State	988,000	1,285,000	1,384,000
	15,889,000	17,048,000	18,518,000

Deferred provision (benefit)
Federal	(2,204,000)	788,000	(387,000)
Foreign	195,000	(209,000)	(330,000)
State	(177,000)	(9,000)	(305,000)
	(2,186,000)	570,000	(1,022,000)
	$13,703,000	$17,618,000	$17,496,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)

A reconciliation of the provision for income taxes with amounts computed at the statutory Federal rate is shown below:

	Years Ended December 31,
	2003	2002	2001
Tax at U.S. Federal statutory rate	$16,951,000	$22,273,000	$20,185,000
State income tax net of Federal tax benefit	287,000	835,000	900,000
Foreign rate difference	(1,084,000)	(2,148,000)	(829,000)
Charitable contributions	(668,000)	(2,319,000)	(354,000)
Tax advantaged investment income	(1,178,000)	(1,407,000)	(2,125,000)
Change in valuation allowance	294,000	(33,000)	(249,000)
(Decrease)/Increase of tax reserves	(520,000)	180,000	(500,000)
Other, net	(379,000)	237,000	468,000
	$13,703,000	$17,618,000	$17,496,000

The reversal of tax reserves and changes in the valuation allowance resulted from changes in management’s estimates regarding certain tax contingencies relating to the closing of certain tax years and the realizability of certain deferred tax assets, respectively.

Gross deferred tax assets were $11,741,000 and $8,757,000 as of December 31, 2003 and 2002, respectively. Gross deferred tax liabilities were $1,477,000 and $1,352,000 as of December 31, 2003 and 2002, respectively. The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

	December 31,
	2003	2002
Assets (Liabilities)
Deferred tax asset—Current:
Inventory	$3,785,000	$3,031,000
Reserves not deducted for tax purposes	887,000	707,000
Charitable contributions	3,267,000	2,169,000
Litigation	1,466,000	481,000
Other	1,223,000	776,000
Gross deferred tax asset—current	10,628,000	7,164,000
Less: valuation allowance	(957,000)	(616,000)
Net deferred tax asset—current	9,671,000	6,548,000
Deferred tax asset (liability)—Non-current:
Write-off computer equipment	153,000	252,000
Depreciation	(939,000)	(377,000)
Amortization	(221,000)	(263,000)
Other	679,000	629,000
Gross deferred tax asset(liability)—non-current	(328,000)	241,000
Less: valuation allowance	—	(12,000)
Net deferred tax asset(liability)—non-current	(328,000)	229,000
Total net deferred tax asset	$9,343,000	$6,777,000

The Company’s valuation allowance at December 31, 2003 and 2002 reflects the estimated amount of deferred tax assets which the Company believes may not be realized, primarily relating to charitable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)

contributions and inventory. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. The non-current net deferred tax asset is included in other assets on the Consolidated Balance Sheet at December 31, 2002.

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings less those earnings deemed to be permanently reinvested. The amount of such earnings deemed permanently reinvested was approximately $101,357,000 as of December 31, 2003. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable.

Note 12—Earnings Per Share

A reconciliation of basic weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	Years Ended December 31,
	2003	2002	2001
Average common shares outstanding	20,599,000	20,421,000	20,085,000
Dilutive effect of common shares issuable(1)	98,000	115,000	112,000
Average common shares outstanding assuming dilution	20,697,000	20,536,000	20,197,000

(1)          Issuable under stock option plans.

Stock options outstanding at December 31, 2003 to purchase 188,527 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. There were no such options outstanding at December 31, 2002 and 2001.

Note 13—Related Party Transactions

Certain buildings, referred to in Note 14, are leased from parties related to the late Russell Berrie, including Angelica Berrie, entities established by him, or his estate. Rental expense under these leases for the years ended December 31, 2003, 2002 and 2001 were $5,494,000, $4,953,000 and $3,804,000, respectively. The Company is also a guarantor under two mortgages for property so leased with a principal amount aggregating approximately $7,080,000 as of December 31, 2003, $2,000,000 of which is collateralized by certain assets of the Company. Such guarantees were not issued or modified after December 31, 2002.

Certain of the Company’s investments are under management by Bear, Stearns & Co. Inc. (“Bear Stearns”) a firm of which a Director of the Company is a Vice-Chairman. The amount managed by this firm as of December 31, 2003 was $46,722,000. During 2003, Bear Stearns had been retained by the Company as its exclusive financial advisor to explore various strategic alternatives that may be available to the Company and was paid $150,000 for such services during 2003. In addition, from time to time, the Company consults with or engages Bear Sterns to provide financial consulting services, including advice relating to potential acquisitions. In 2003, no compensation was paid to Bear Stearns for such services.

During 2003, the Company paid approximately $466,000 to Wilentz, Goldman & Spitzer, P.A. (“Wilentz”), a law firm that provided legal services to the Company. Mr. Rosner, who is deemed to beneficially own more than five percent of the Company’s Common Stock, is a shareholder and director of Wilentz.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Related Party Transactions (Continued)

During 2001, the Company entered into an exclusive license agreement with Gilda’s Club Worldwide and has contributed a portion of the proceeds from the sale of the licensed product. One of the Company’s Directors, who is also Chief Executive Officer of the Company, is on the Board of Directors of Gilda’s Club Worldwide. Sales of such licensed products in 2003 were $214,000 and in 2002 were $1,200,000. There were no such sales of licensed product in 2001.

Note 14—Leases

At December 31, 2003, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to eighteen years.

Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $ 8,162,000, $7,331,000 and $6,258,000, respectively.

The approximate aggregate minimum future rental payments as of December 31, 2003 under operating leases are as follows:

2004	$5,694,000
2005	3,841,000
2006	3,394,000
2007	3,288,000
2008	3,298,000
Thereafter	24,462,000
Total	$43,977,000

Note 15—Stock Repurchase Program

The Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock. As of December 31, 2003,   5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990. During the year ended December 31, 2003, the Company did not repurchase any shares.

Note 16—Stock Plans

The Company has Stock Option and Restricted Stock Plans, Stock Plans for Outside Directors, Stock Option Plans and Employee Stock Purchase Plans (collectively, the “Stock Plans”). As of December 31, 2003, there were 1,455,427 shares of common stock reserved for issuance under all stock plans. Under the 1999 Stock Option and Restricted Stock Plan, stock awards of 6,009 shares, 6,464 shares and 8,120 shares were issued for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Stock Plans (Continued)

The option price for all stock option plans is equal to the closing price of the Company’s common stock as of the date the option is granted except for the 2000 grant of options which were repriced to the closing price of the Company’s stock effective February 29, 2000 and at $2.00 above the closing price of the Company’s stock price effective February 29, 2000 for the Company’s 1999 Stock Plan for Outside Directors. Generally stock options under the Stock Plans vest one year from the grant date unless otherwise stated by the specific grant. Options generally expire 10 years from the date of grant. Information regarding these option plans for 2003, 2002 and 2001 is as follows:

	All Stock Option Plans
	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2000	874,418	20.455
Options Granted	265,049	20.777
Options Exercised	(411,032)	18.463
Options Cancelled	(33,425)	21.857
Outstanding as of December 31, 2001	695,010	21.627
Options Granted	193,787	30.852
Options Exercised	(284,145)	20.657
Options Cancelled	(14,315)	22.086
Outstanding as of December 31, 2002	590,337	25.080
Options Granted	350,889	34.122
Options Exercised	(122,177)	24.363
Options Cancelled	(29,380)	31.416
Outstanding as of December 31, 2003	789,669	22.31
Option price range at December 31, 2003	$14.875 to $34.80
Option price range for exercised shares	$14.875 to $34.80
Options available for grant and reserved for future issuance at December 31, 2003		1,372,147

The weighted-average fair value of options granted, on a per share basis, during the years 2003, 2002 and 2001 was $3.05, $6.30 and $3.16, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Stock Plans (Continued)

The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
14.875	3,000	Exp. 01/01/03	14.875	3,000	14.875
13.750	10,071	1 Year	13.750	10,071	13.750
13.625	14,324	2 Year	13.625	14,324	13.625
18.500	18,945	3 Year	18.500	18,945	18.500
26.250	86,141	4 Year	26.250	86,141	26.250
23.625	80,417	5 Year	23.625	80,417	23.625
20.375	15,000	6 Year	20.375	15,000	20.375
18.375	10,399	7 Year	18.375	10,399	18.375
22.190	4,957	7 Year	22.190	4,957	22.190
20.750	57,960	8 Year	20.750	57,960	20.750
30.980	151,928	8 Year	30.980	151,928	30.980
34.800	188,527	9 Year	34.800	—	34.800
33.720	18,000	9 Year	33.720	—	33.720
32.590	25,000	9 Year	32.590	—	32.590
33.420	70,000	9 Year	33.420	—	33.420
32.900	35,000	9 Year	32.900	—	32.900
	789,669			453,142

Under the Employee Stock Purchase Plans, the purchase price is 90% of the closing market price of the stock on the first business day of the Plan year except for the 2000 grant which was repriced to 90% of the closing market price of the stock as of February 29, 2000. Information regarding the Employee Stock Purchase Plan for 2003, 2002 and 2001 is as follows:

	Employee Stock Purchase Plan
	2003	2002	2001
Exercise Price	$31.32	$27.882	$18.675
Shares Issued	4,823	11,013	15,662

As of December 31, 2003, the Employee Stock Purchase Plan has 83,280 shares reserved for future issuance.

	Years Ended December 31,
	2003	2002	2001
Stock Option Plans
Dividend yield	3.22%	3.36%	4.62%
Risk-free interest rate	2.09%	3.69%	4.77%
Volatility	16.69%	31.69%	25.34%
Expected life (years)	3.5	3.2	3.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Stock Plans (Continued)

The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31,
	2003	2002	2001
Employee Stock Purchase
Dividend yield	3.22%	3.36%	4.62%
Risk-free interest rate	1.38%	2.24%	4.89%
Volatility	16.69%	31.69%	25.34%
Expected life (years)	1.0	1.0	1.0

Note 17—401(k) Plan

The Company maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 2003, 2002 and 2001 was $ 727,000, $687,000 and $766,000, respectively.

Note 18—Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the “Plan”) for certain employees. The obligations of the Company under the Plan consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, and (ii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. As of December 31, 2003 and 2002, the Plan assets of $1,291,000 and $641,000, respectively, and the Company’s liability of $1,545,000 and $795,000 respectively, are included in “Other assets” and “Accrued Expenses,” respectively, on the Company’s consolidated balance sheet.

Note 19—Segment, Geographic and Related Information

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business, which includes the Company’s July 26, 2002 acquisition of Sassy, Inc. This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations. There are no intersegment revenues to eliminate. Prior to such acquisition, the Company had only one reportable segment, as such, in 2002 the Company has reclassified the 2001 single segment information to be consistent with the current period’s presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Segment, Geographic and Related Information (Continued)

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

	Years Ended December 31,
	2003	2002	2001
Core:
Net sales	$269,327,000	$291,652,000	$282,198,000
Investment and other income-net	5,777,000	8,156,000	8,016,000
Depreciation and amortization	5,556,000	4,622,000	3,679,000
Income before income taxes	$40,053,000	$59,844,000	$55,587,000
Non-core:
Net sales	$60,360,000	$29,703,000	$12,093,000
Investment and other income-net	354,000	344,000	544,000
Depreciation and amortization	1,303,000	687,000	342,000
Income before income taxes	$8,379,000	$3,794,000	$2,083,000
Consolidated:
Net sales	$329,687,000	$321,355,000	$294,291,000
Investment and other income-net	6,131,000	8,500,000	8,560,000
Depreciation and amortization	6,859,000	5,309,000	4,021,000
Income before income taxes	$48,432,000	$63,638,000	$57,670,000

Total assets of each segment were as follows:

	Year ended December 31,
	2003	2002
Core	$388,207,000	$363,820,000
Non-core	74,541,000	66,632,000
Total	$462,748,000	$430,452,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Segment, Geographic and Related Information (Continued)

The following table represents financial data of the Company by geographic area.

	2003	2002	2001
Revenues:
United States	$210,493,000	$209,926,000	$185,915,000
Europe	63,548,000	55,127,000	52,219,000
Other	55,646,000	56,302,000	56,157,000
Total	$329,687,000	$321,355,000	$294,291,000
Net Income:
United States	$17,458,000	$27,972,000	$24,194,000
Europe	8,798,000	7,450,000	6,488,000
Other	8,473,000	10,598,000	9,492,000
Total	$34,729,000	$46,020,000	$40,174,000
Identifiable Assets:
United States	$328,357,000	$317,732,000	$272,803,000
Europe	73,000,000	55,739,000	54,421,000
Other	61,391,000	56,981,000	59,420,000
Total	$462,748,000	$430,452,000	$386,644,000

There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States. Outside of the United States, no single country is deemed material for separate disclosure. The Company has no single customer representing greater than 6% of consolidated revenues.

Note 20—Litigation and Commitments

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to its business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially adversely affect the consolidated results of operations, financial condition or cash flows of the Company.

An action was commenced against the Company on August 22, 2001, in the United States District Court, District of New Jersey, by Dam Things from Denmark (a/k/a Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs, unfair competition under common law and violation of Danish and U.S. copyrights constituting copyright infringement under the laws of the People’s Republic of China. The plaintiff was seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses. On February 28, 2004, the parties to this litigation executed a worldwide settlement agreement, pursuant to which, among other things, (i) the parties have executed and filed with the appropriate court a stipulation and order of dismissal of the lawsuit with prejudice, (ii) the Company paid $3,000,000 to the plaintiff, which amount was accrued as of December 31, 2003, (iii) the Company assigned to plaintiff any rights it has in the trademark “Good Luck Troll”, as well as any other trademarks relating to the Company’s troll products (exclusive of trademarks or designations in the word “Russ”) as well as relevant copyright registrations owned by the Company to its troll products, (iv) transferred its remaining inventory of troll products to the plaintiff, and (v) the Company agreed to refrain from making, using, or selling any work that is substantially similar to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Litigation and Commitments (Continued)

the Company’s troll products. The Company does not believe that the terms of the settlement agreement or the resolution of this action will have a material adverse impact on the consolidated financial condition of the Company. In the year ended December 31, 2003, the sale of troll products represented less than one-half of one percent of the Company’s net sales. In 2003, a charge of $2,524,000 was recorded in selling, general and administrative expense on the statement of income for this matter.

The Company has entered into letter agreements, dated January 5, 2004, which supercedes the previous letter arrangements dated July, 2, 2003, with each of eleven employees of the Company, with respect to the payment of a special cash bonus to such employee in the event that a change in control occurs (as defined under the Company’s change in Control Severance Plan), which, among other things, includes an unaffiliated purchaser acquiring substantially all of the Company’s outstanding stock or assets through a negotiated transaction on or before April 30, 2004. Such bonus is payable only in the event that the relevant officer remains employed by the Company through the consummation of such transaction. The aggregate potential amount of the bonuses that could be payable by the Company under all such letter agreements equals $1,450,000.

Note 21—Quarterly Financial Information (Unaudited)

The following selected financial data for the four quarters ended December 31, 2003 and 2002 are derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented. All quarters for 2003 and the quarters ended September 30, and December 31, 2002 include the results of operation of Sassy, Inc. since its acquisition on July 26, 2002. The quarter ended September 30, 2003 includes a restructuring charge of $1,302,000 before tax, or $971,000 ($0.05 per diluted share) after tax and the quarter ended December 31, 2003 includes a restructuring charge of $984,000 before tax, or $729,000 ($0.04 per diluted share) after tax and a litigation charge of $2,524,000 before tax or $1,870,000 ($0.09 per diluted share) after tax. The quarter ended December 31, 2002 includes income of $1,038,000 before tax, or $675,000 ($0.03 per diluted share) after tax, for the reversal of reserves related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997.

	For Quarters Ended
2003	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$87,551	$67,167	$87,848	$87,121
Gross profit	47,659	35,669	46,620	45,100
Net income	$9,979	$4,178	$11,595	$8,977
Net income per share
Basic	$0.49	$0.20	$0.56	$0.43
Diluted	$0.48	$0.20	$0.56	$0.43

2002	March 31	June 30	September 30	December 31
Net sales	$77,602	$66,042	$95,740	$81,971
Gross profit	43,886	35,000	53,847	43,572
Net income	$9,936	$6,773	$17,599	$11,712
Net income per share
Basic	$.49	$.33	$.86	$.57
Diluted	$.49	$.33	$.86	$.57

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable, as previously reported.

ITEM 9A. CONTROLS AND PROCEDURES

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

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and Section 16(a) compliance appears under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the 2004 Proxy Statement, which is incorporated herein by reference. Information relating to executive officers is included under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Annual Report on Form 10-K.

Audit Committee

The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a) 58 (a) of Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee consist of Messrs. Weston (Chair), Kling and Landman.

Audit Committee Financial Expert

The Board of Directors has affirmatively determined that the Chair of the Audit Committee, Mr. Weston, is an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current and recently adopted listing standards of the New York Stock Exchange.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer and controller (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.russberrie.com, by clicking onto the words “Corporate Governance” on the main menu and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within five business days of the date of any such amendment or waiver.

ITEM 11.   EXECUTIVE COMPENSATION

Information relating to this item appears under the captions “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD”, “DIRECTOR COMPENSATION”, “EXECUTIVE COMPENSATION”, “EXECUTIVE COMPENSATION-COMPENSATION COMMITTEE REPORT”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “RUSS BERRIE AND COMPANY, INC. COMPARISION OF FIVE YEAR CUMULATIVE

TOTAL RETURN AMONG RUSS BERRIE AND COMPANY, INC., THE S & P 500 INDEX AND PEER GROUP COMPANIES” of the 2004 Proxy Statement, which are each incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item appears under the captions “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” of the 2004 Proxy Statement, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2003, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	626,712	$27.94	4,360,384	(2)
Equity compensation plans not approved by security holders	162,957 (3)	$32.96	0	(4)
Total	789,669	$28.97	4,360,384

(1)          The plans are the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”), 2004 Employee Stock Purchase Plan (the “2004 ESPP”), 1999 Stock Option Plan for Outside Directors, 1999 Stock Option and Restricted Stock Plan (“1999 SORSP”), 1999 Stock Option Plan, 1999 Employee Stock Purchase Plan (the preceding four plans collectively, the “1999 Plans”) and corresponding predecessor plans for 1994 (collectively, the “1994 Plans”).

(2)          (a)   The 2004 Plan and the 2004 ESPP were approved by the shareholders of the Company at the Annual Meeting of Shareholders on May 7, 2003; such plans became effective January 1, 2004. 2,750,000 shares of Common Stock are reserved for grants of stock options, restricted and non-restricted stock under the 2004 Plan and 150,000 shares of Common Stock are reserved for issuance under the 2004 ESPP. On January 2, 2004, an aggregate of options to purchase 486,285 shares of Common Stock were granted to employees of the Company under the 2004 Plan. On January 2, 2004, 3,436 shares of restricted stock were granted to employees under the 2004 Plan. No awards could be made under the 1999 Plans after December 31, 2003. No awards could be made under the 1994 Plans after December 31, 1998.

(b)         The table includes (i) 2,936 shares of restricted stock granted to John Toolan under the 2004 Plan on January 2, 2004 pursuant to his employment agreement and (ii) an additional grant of 15,000 options on January 2, 2004, under the 2004 Plan. Under his employment agreement, Mr. Toolan is also eligible to receive awards of restricted stock under the 2004 Plan with a fair market value equal to $100,000 on the date of grant in each of years 2005 and 2006. Under Mr. Toolan’s employment agreement, he may be awarded additional periodic option grants at the discretion of the Compensation Committee.

(c)          Pursuant to the terms of his employment agreement, Keith Schneider, Managing Director of Russ Australia Pty Ltd, a wholly-owned subsidiary of the Company, was granted 500 shares of restricted stock under the 2004 Plan on January 2, 2004. An additional grant of 15,000 options was awarded to Mr. Schneider under the 2004 Plan on January 2, 2004.

(3)          (a)   Represents 4,957 shares issuable under stock options granted to Mr. Toolan at the commencement of his employment with the Company on February 5, 2001. The options vest and become exercisable one year from the date of grant. In general, the options are exercisable for ten years from the date of the grant. In the event of retirement, disability or death while in the employ of the Company or within one year after retirement, all such unexercised options vest and may be exercised for up to one year (or the exercise period, if shorter) after such event. Upon termination of employment for any other reason, unexercised options are cancelled, provided that if employment is terminated for any reason other than “Cause” (as defined in the option agreement governing the award), vested options may be exercised within 30 days of the termination date (or the option period, if shorter). The provisions set forth in the preceding two sentences shall be referred to hereinafter as the “Termination Consequences”. The Compensation Committee may, at any time, limit the number of shares of Common Stock that Mr. Toolan may purchase by the exercise of his options; and, in addition, in any 12 month period, Mr. Toolan may exercise no more than the number of options received in the most recent grant plus 1/3 of his remaining exercisable options.

(b)   Includes options to purchase 10,000 shares of Common Stock under Mr. Toolan’s employment agreement awarded to Mr. Toolan on January 2, 2003, as a result of achievement by the Company of specified levels of domestic operating profit. The options vested and became exercisable on January 2, 2004, at an exercise price of $34.80 per share. In general, the options are exercisable for 10 years from the date of grant. The Termination Consequences apply to this grant. The Compensation Committee may, at any time, limit the number of shares of Common Stock that Mr. Toolan may purchase by the exercise of his options; and in addition, in any 12-month period, Mr. Toolan may exercise no more than the number of options received in the most recent grant plus 1/3 of his remaining exercisable options.

(c)   Includes options to purchase 25,000 shares of Common Stock granted on May 1, 2003 to Dennis Nesta, Vice President—Global Sales Development, in accordance with Mr. Nesta’s employment agreement. The options can be exercised at a price of $32.90 per share, and vest and become exercisable ratably over 5 years, commencing May 1, 2004. In general, the options are exercisable for 10 years from the date of vesting. The Termination Consequences apply to this grant. If Mr. Nesta is a participant in the Company’s Change in Control Severance Plan (the “Severance Plan”), and there is a conflict between the terms of the foregoing and the Severance Plan, the terms more favorable to Mr. Nesta shall govern.

(d)   Includes options to purchase 10,000 shares of Common Stock granted on May 1, 2003 to Geff Lee, President of Sales, in accordance with Mr. Lee’s employment agreement. The options can be exercised at a price of $32.90 per share, and vest and become exercisable ratably over 5 years, commencing May 1, 2004. In general, the options are exercisable for 10 years from the date of vesting. The Termination Consequences apply to this grant. If Mr. Lee is a participant in the Severance Plan, and there is a conflict between the terms of the foregoing and the Severance Plan, the terms more favorable to Mr. Lee shall govern.

(e)   Includes options to purchase 25,000 shares of Common Stock granted on April 4, 2003 to Jeffrey A. Bialosky, Senior Vice President—National Accounts of the Company, in accordance with Mr. Bialosky’s employment agreement. The options can be exercised at a price of $32.59 per share, and vest and become exercisable ratably over 5 years, commencing April 4, 2004. In general, the options are exercisable for 10 years from the date of vesting. In order to exercise any vested portion of this option, the optionee must be in the active employment of the Company on the date of exercise, provided, however, if employment is terminated for any reason other than

Cause (as defined in Mr. Bialosky’s employment agreement with the Company), vested options may be exercised within 30 days after such termination date (or the option period, if shorter). If employment is terminated for “Cause”, unexercised options are cancelled. If Mr. Bialosky is a participant in the Severance Plan, and there is a conflict between the foregoing and the terms of the Severance Plan, the terms more favorable to Mr. Bialosky shall govern.

(f)    Includes options to purchase 30,000 shares of Common Stock granted on May 8, 2003 to Christopher Robinson, the President of International Divisions of the Company, in accordance with Mr. Robinson’s employment arrangement. The options can be exercised at a price of $33.42 per share, and vest and become exercisable ratably over 5 years from the date of grant. In general, the options are exercisable for 10 years from the date of vesting. The Termination Consequences apply to this grant. If Mr. Robinson is a participant in the Severance Plan and there is a conflict between the foregoing and the terms of the Severance Plan, the terms more favorable to Mr. Robinson shall govern.

(g)   Includes options to purchase 40,000 shares of Common Stock granted on May 8, 2003 to Mr. Toolan in accordance with Mr. Toolan’s employment agreement. The options can be exercised at a price of $33.42 per share, and vest and become exercisable ratably over 5 years from the date of grant. In general, the options are exercisable for 10 years from the date of vesting. The Termination Consequences apply to this grant. If Mr. Toolan is a participant in the Severance Plan and there is a conflict between the foregoing and the terms of the Severance Plan, the terms more favorable to Mr. Toolan shall govern.

(h)   Non-employee directors of the Company were each granted options to purchase 2,000 shares of the Common Stock of the Company on May 7, 2003, with terms identical to grants made under the 1999 SORSP.

(4)          Under Mr. Toolan’s previous employment agreement, he was eligible to receive options to purchase 10,000 shares for each year in which the Company achieves specified increases in domestic operating profit levels. Under Mr. Toolan’s current employment agreement, effective as of February 11, 2003 he is no longer eligible to receive such performance options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item appears under the captions “INDEPENDENT PUBLIC ACCOUNTANTS”, “AUDIT FEES”, “AUDIT RELATED FEES”, “TAX FEES”, “ALL OTHER FEES” and “AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES” of the 2004 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          Documents filed as part of this Report.

1. Financial Statements:
Independent Auditors’ Report
Consolidated Statement of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheet at December 31, 2003 and 2002

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
Report of Independent Public Accountant of Arthur Andersen, LLP dated February 7, 2002

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:

(Listed by numbers corresponding to item 601 of Regulation S-K)

Exhibit No.
2.1

Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supple mentally and omitted schedules to the Commission upon request.(23)

3.1	(a)	Restated Certificate of Incorporation of the Registrant and amendment thereto.(4)
	(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.(12)
3.2	(a)	By-Laws of the Registrant.(4)
	(b)	Amendment to Revised By-Laws of the Company adopted April 30, 1987.(12)
	(c)	Amendment to Revised By-Laws of the Company adopted February 18, 1988.(12)
	(d)	Amendment to Revised By-Laws of the Company adopted July 25, 1995.(17)
	(e)	Amendment to Revised By-Laws of the Company adopted April 21, 1999.(20)
	(f)	Amendment to revised By-Laws of the Company adopted July 26, 2000.(21)
	(g)	Amendment to revised By-Laws of the Company adopted January 20, 2003(24)
	(h)	Amendment to revised By-Laws of the Company adopted February 11, 2003(24)
	(i)	Amendment to revised By-Laws of the Company adopted February 11, 2003(24)
	(j)	Amendment to revised By-Laws of the Company adopted March 18, 2003(24)
	(k)	Amendment to revised By-Laws of the Company adopted March 2, 2004
4.1		Form of Common Stock Certificate.(1)
10.1		Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Russ Berrie and Company, Inc.(2)
10.2		Guaranty, dated March 20, 1981, from Russ Berrie and Company, Inc. and Russell Berrie to the New Jersey Economic Development Authority and Midlantic National Bank as Trustee.(2)
10.3		Mortgage, dated April 6, 1981, between Tri-State Realty and Investment Company and the New Jersey Economic Development Authority.(2)
10.4		Credit and Security Agreement, dated as of March 1, 1981, between the New Jersey Economic Development Authority and Tri-State Realty and Investment Company.(2)
10.5		Assignment of Leases, Rents & Profits, dated April 6, 1981, by Tri-State Realty and Investment Company to the New Jersey Economic Development Authority.(2)
10.6		Note, dated April 6, 1981, made by Tri-State Realty and Investment Company to the order of the New Jersey Economic Development Authority in the principal amount of $2,000,000.(2)
10.7		Specimen of State of New Jersey Economic Development Authority $2,000,000 Economic Development Bond (Tri-State Realty and Investment Company—1980 Project), dated April 6, 1981.(2)
10.8		Lease, dated December 28, 1983, between Russell Berrie and Russ Berrie and Company, Inc.(2)

10.9		Guarantee dated as of December 1, 1983, from Russ Berrie and Company, Inc. to the New Jersey Economic Development Authority, Bankers Trust Company as Trustee and each Holder of a Bond.(2)
10.10		Letter of Credit and Reimbursement Agreement, dated as of December 1, 1983, between Russ Berrie and Company, Inc. and Citibank, N.A.(2)
10.11		Loan Agreement, dated as of December 1, 1983, between the New Jersey Economic Development Authority and Russell Berrie.(2)
10.12		Mortgage, dated December 28, 1983, between Russell Berrie and Citibank, N.A.(2)
10.13		Form of New Jersey Economic Development Authority Variable/Fixed Rate Economic Development Bond (Russell Berrie—1983 Project).(2)
10.14		Grant Deed, dated June 28, 1982, from Russ Berrie and Company, Inc. to Russell Berrie.(1)
10.15	(a)	Lease Agreement, dated as of May 1, 1977, between Fred T. Reisman and Associates Limited, Amram’s Distributing, LTD, and Alfa Romeo (Canada) Limited.(3)
	(b)	Lease Agreement, dated April 8, 1986, between Pensionfund Realty Limited and Amram’s Distributing LTD.(4)
10.16		Russ Berrie and Company, Inc. Deferred Compensation Plan.*(4)
10.17	(a)	Lease agreement, dated September 17, 1987, between Forsgate Industrial Complex and Russ Berrie and Company, Inc.(5)
	(b)	Amendment, dated March 18, 1988, between Forsgate Industrial Complex and Russ Berrie and Company, Inc.(5)
10.18		Lease agreement, dated July 1, 1987, between Hunter Street, Inc. and Russ Berrie and Co (West), Inc.(5)
10.19		Lease agreement, dated October 1, 1987, between David Benjamin and Nicole Berrie, Lakeland Trust and Russ Berrie and Company, Inc.(5)
10.20		Lease Agreement dated November 7, 1988 between A. Mantella & Sons Limited and Amram’s Distributing, Ltd.(6)
10.21		Lease Agreement dated November 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc.(6)
10.22		Lease Agreement dated June 8, 1989 between Americana Development, Inc. and Russ Berrie and Company, Inc.(7)
10.23		Lease dated December 25, 1989 between Kestrel Properties, Ltd. and Russ Berrie (U.K.) Ltd.(7)
10.24		Amendment dated January 9, 1989 to Letter of Credit and Reimbursement Agreement dated as of December 1, 1983 between Russ Berrie and Company, Inc. and Citibank, N.A.(7)
10.25	(a)	Assignment of Underlease of Unit 10 Nursling Industrial Estate, Marks and Spencer plc to Russ Berrie (U.K.) Limited.(8)
	(b)	Underlease of Unit 10 Nursling Estate County of Hants.(8)
10.26		Agreement for sale and purchase of parts or shares of Sea View Estate between Sino Rank Company Limited and Tri Russ International (Hong Kong) Limited dated March 10, 1990.(8)
	(a)	Asset Purchase Agreement dated September 18, 1990 by and among Bright, Inc., Bright of America, Inc., Bright Crest, LTD. and William T. Bright.(8)
	(b)	Non-Compete Agreement dated September 18, 1990 by and between William T. Bright and Bright, Inc.(8)
	(c)	Deed of Trust dated September 18, 1990 by and among Bright, Inc., F.T. Graff Jr. and Louis S. Southworth, III, Trustees, and Bright of America, Inc.(8)
10.27		Russ Berrie and Company, Inc. Retirement Plan Amended and Restated Effective January 1, 1989. *(8)
	(a)	Sale and Purchase Agreement dated October 16, 1991 by and among Weaver Corp. and Papel/Freelance, Inc.(9)

	(b)	Non-competition Agreement made October 16, 1991 by and among Weaver Corp., an Indiana corporation, Steven Weaver and Papel/Freelance, Inc. a Pennsylvania corporation.(9)
10.28		Transfer of Freehold land between British Telecommunications plc and BT Property Limited and Russ Berrie (UK) Ltd.(10)
10.29		Russ Berrie and Company, Inc. 1994 Stock Option Plan.*(10)
10.30		Russ Berrie and Company, Inc. 1994 Stock Option Plan for Outside Directors.*(10)
10.31		Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan.*(10)
10.32		Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan.*(10)
10.33		Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc.(11)
10.34		Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ, Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button.(12)
10.35		Asset Purchase Agreement By and Among PF ACQUISITION CORP., ZEBRA CAPITAL CORPORATION, PAPEL/FREELANCE, INC. and RUSS BERRIE AND COMPANY, INC. dated December 15, 1995.(13)
10.36		Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan.*(14)
10.37		Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto.(15)
10.38		Agreement of Purchase and Sale between Amram’s Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997.(16)
10.39		Russ Berrie and Company, Inc. 1999 Stock Option Plan.*(17)
10.40		Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors.*(17)
10.41		Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan.*(17)
10.42		Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan.*(17)
10.43		Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc.(18)
10.44		Executive Employment Agreement dated June 1, 2000 between Russ Berrie and Company, Inc. and Benjamin J. Sottile.*(19)
10.45		Russ Berrie and Company, Inc. Executive Deferred Compensation Plan*(20)
10.46		Executive Employment Agreement dated January 29, 2001 between Russ Berrie and Company, Inc. and John T. Toolan.*(20)
10.47		Executive Employment Agreement dated March 1, 2001 between Russ Berrie and Company, Inc. and Michael M. Saunders.*(20)
10.48		Stock Option Agreement dates February 5, 2001 by and between Russ Berrie and Company, Inc. and Jack Toolan.*(21)
10.49		First Amendment of Agreement dated December 04, 2001 between Russ Berrie and Company, Inc. and John T. Toolan*(21)
10.50		Second Amendment of Agreement dated December 18, 2001 between Russ Berrie and Company, Inc. and John T. Toolan.*(1)
10.51		Russ Berrie and Company, Inc. Executive Deferred Compensation Plan.*(22)
10.52		Russ Berrie and Company, Inc. Change in Control Severance Plan.*(24)
10.53		Russ Berrie and Company, Inc. Severance Policy For Domestic Vice Presidents (And Above).*(24)
10.54		Agreement dated March 19, 2003 between Russ Berrie and Company, Inc. and A. Curts Cooke.*(24)
10.55		Agreement dated March 25, 2003 between Russ Berrie and Company, Inc. and Jeff Bialosky.*(25)
10.56		Letter dated July 2, 2003 between the Company and Arnold S. Bloom regarding retention bonus.*(26)
10.57		Letter dated July 2, 2003 between the Company and Chris Robinson regarding retention bonus.*(26)

10.58	Letter dated July 2, 2003 between the Company and A. Curts Cooke regarding retention bonus.*(26)
10.59	Letter dated July 2, 2003 between the Company and Dan Schlotterbeck regarding retention bonus.*(26)
10.60	Letter dated July 2, 2003 between the Company and Eva Goldenberg regarding retention bonus.*(26)
10.61	Letter dated July 2, 2003 between the Company and Jack Toolan regarding retention bonus.*(26)
10.62	Letter dated July 2, 2003 between the Company and Jeffrey A. Bialosky regarding retention bonus.*(26)
10.63	Letter dated July 2, 2003 between the Company and John Wille regarding retention bonus.*(26)
10.64	Letter dated July 2, 2003 between the Company and Michael Saunders regarding retention bonus*(26)
10.65	Letter dated July 2, 2003 between the Company and Ricky Chan regarding retention bonus.*(26)
10.66	Letter dated July 2, 2003 between the Company and Tom Higgerson regarding retention bonus*(26)
10.67	Executive Employment Agreement dated September 22, 2003 between Russ Berrie and Company, Inc. and John T. Toolan*(26)
10.68	Stock Option Agreement dated September 8, 2003 between Russ Berrie and Company, Inc. and Geff Lee*(26)
10.69	Stock Option Agreement dated September 5, 2003 between Russ Berrie and Company, Inc. and Dennis Nesta*(26)
10.70	Russ Berrie and Company, Inc. 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(27)
10.71	Russ Berrie and Company, Inc. 2004 Employee Stock Purchase Plan*(27)
10.72	Amendment to and extension of lease agreement dated May 7, 2003 by and between Russ Berrie and Company, Inc. and Tri-State Realty and Investment Company
10.73	Second Amendment to lease dated November 18, 2003 by and between Russ Berrie and Company, Inc. and Estate of Russell Berrie.
10.74	Amendment to Russ Berrie and Company, Inc. Change In Control Severance Plan *
10.75	Letter dated January 5, 2004 between the Company and Arnold S. Bloom regarding retention bonus *
10.76	Letter dated January 5, 2004 between the Company and Chris Robinson regarding retention bonus *
10.77	Letter dated January 5, 2004 between the Company and A. Curts Cooke regarding retention bonus *
10.78	Letter dated January 5, 2004 between the Company and Dan Schlotterbeck regarding retention bonus *
10.79	Letter dated January 5, 2004 between the Company and Eva Goldenberg regarding retention bonus *
10.80	Letter dated January 5, 2004 between the Company and Jack Toolan regarding retention bonus *
10.81	Letter dated January 5, 2004 between the Company and Jeffrey A. Bialosky regarding retention bonus *
10.82	Letter dated January 5, 2004 between the Company and John Wille regarding retention bonus *
10.83	Letter dated January 5, 2004 between the Company and Michael Saunders regarding retention bonus *
10.84	Letter dated January 5, 2004 between the Company and Ricky Chan regarding retention bonus *
10.85	Letter dated January 5, 2004 between the Company and Tom Higgerson regarding retention bonus *

21.1	List of Subsidiaries
23.1	Independent Auditors’ Consent
23.2	Information Regarding Consent of Arthur Andersen, LLP
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

*                    Represent management contracts or compensatory plan or arrangement.

(1)       Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1, as filed on March 29, 1984.

(2)       Incorporated by reference to Registration Statement No. 2-88797on Form S-1, as filed on February 2, 1984.

(3)       Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1985.

(4)       Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.

(5)       Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

(6)       Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.

(7)       Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.

(8)       Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

(9)       Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991.

(10)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.

(11)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(12)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(13)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(14)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(15)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(16)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.

(17)   Incorporated by reference to Form S-8 Registration Statement No. 333-70081 as filed on January 4, 1999.

(18)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(19)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(20)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

(21)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.

(22)   Incorporated by reference to Form S-8 Registration Statement No. 333-76248 as filed on January 3, 2002.

(23)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(24)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.

(25)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(26)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(27)   Incorporated by reference to the Company’s definitive Proxy Statement dated March 21, 2003.

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed a current report on Form 8-K on November 5, 2003 under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 12. Results of Operations and Financial Condition, with respect to the issuance of a News Release of Russ Berrie and Company, Inc., dated November 5, 2003, announcing results of operations and financial condition for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Russ Berrie And Company, Inc. (Registrant)
March 12, 2004	By:	/s/ John D. Wille
Date		John D. Wille
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Angelica Berrie	March 12, 2004
Angelica Berrie, Chief Executive Officer and Director (Principal Executive Officer)	Date

/s/ Raphael Benaroya	March 12, 2004
Raphael Benaroya, Director	Date

/s/ Carl Epstein	March 9, 2004
Carl Epstein, Director	Date

/s/ Ilan Kaufthal	March 9, 2004
Ilan Kaufthal, Director	Date

/s/ Charles Klatskin	March 9,2004
Charles Klatskin, Director	Date

/s/ Joseph Kling	March 9, 2004
Joseph Kling, Director	Date

/s/ William A. Landman	March 9, 2004
William A. Landman, Director	Date

/s/ Sidney Slauson	March 9, 2004
Sidney Slauson, Director	Date

/s/ Benjamin J. Sottile	March 11, 2004
Benjamin J. Sottile, Director	Date

/s/ Josh Weston	March 11 ,2004
Josh Weston, Acting Chairman and Director	Date

Exhibit Index

Exhibit Numbers
3.2(k)	Amendment to revised By-Laws of the Company adopted March 2, 2004
10.72	Amendment to and extension of lease agreement dated May 7, 2003 by and between Russ Berrie and Company, Inc. and Tri-State Realty and Investment Company
10.73	Second Amendment to lease dated November 18, 2003 by and between Russ Berrie and Company, Inc. and Estate of Russell Berrie
10.74	Amendment to Russ Berrie and Company, Inc. Change In Control Severance Plan
10.75	Letter dated January 5, 2004 between the Company and Arnold Bloom regarding retention bonus
10.76	Letter dated January 5, 2004 between the Company and Chris Robinson regarding retention bonus
10.77	Letter dated January 5, 2004 between the Company and A. Curts Cooke regarding retention bonus
10.78	Letter dated January 5, 2004 between the Company and Dan Schlotterbeck regarding retention bonus
10.79	Letter dated January 5, 2004 between the Company and Eva Goldenberg regarding retention bonus
10.80	Letter dated January 5, 2004 between the Company and Jack Toolan regarding retention bonus
10.81	Letter dated January 5, 2004 between the Company and Jeffrey A. Bialosky regarding retention bonus
10.82	Letter dated January 5, 2004 between the Company and John Wille regarding retention bonus
10.83	Letter dated January 5, 2004 between the Company and Michael Saunders regarding retention bonus
10.84	Letter dated January 5, 2004 between the Company and Ricky Chan regarding retention bonus
10.85	Letter dated January 5, 2004 between the Company and Tom Higgerson regarding retention bonus
21.1	List of Subsidiaries
23.1	Independent Auditors’ consent
23.2	Information Regarding Consent of Arthur Andersen, LLP
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expenses	Deductions*	Balance at End of Period
Allowance for accounts receivable:
Year ended December 31, 2001	3,460	1,828	1,834	3,454
Year ended December 31, 2002	3,454	1,513	1,572	3,395
Year ended December 31, 2003	3,395	1,730	1,284	3,841
Allowance for inventory:
Year ended December 31, 2001	14,043	2,851	3,389	13,505
Year ended December 31, 2002	13,505	2,518	6,717	9,306
Year ended December 31, 2003	9,306	876	2,313	7,869

*                    Principally account write-offs, allowances and disposal of merchandise, respectively. For the year ended December 31, 2002, the deduction for slow moving inventory was primarily due to a charitable donation (see Note 5 of the Notes to the consolidated financial statements).

This is a copy of the audit report previously issued by Arthur Andersen LLP (predecessor independent public accounts to the Company) in connection with Russ Berrie and Company Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

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