Form 10-Q
period 2004-03-31
RUSS BERRIE & CO INC
filed 2004-05-10
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2004 was as follows:

CLASS	OUTSTANDING AT April 30, 2004
Common Stock, $0.10 stated value	20,724,745

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)
(UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$185,558	$81,535
Marketable securities	53,866	150,515
Accounts receivable, trade, less allowances of $3,997 in 2004 and $3,841 in 2003	63,476	82,795
Inventories — net	48,077	51,921
Prepaid expenses and other current assets	4,863	4,517
Deferred income taxes	9,882	9,671
Total current assets	365,722	380,954

Property, plant and equipment — net	45,340	46,108
Goodwill	10,353	10,353
Other assets	23,220	25,333
Total assets	$444,635	$462,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,153	$10,318
Accrued expenses	18,521	28,684
Accrued income taxes	5,952	8,000
Total current liabilities	31,626	47,002
Deferred income taxes	328	328
Total liabilities	$31,954	$47,330
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2004, 26,359,616 shares; 2003, 26,296,995 shares	2,637	2,631
Additional paid in capital	86,838	85,197
Retained earnings	422,925	428,704
Accumulated other comprehensive income	10,431	9,036
Treasury stock, at cost (5,639,314 shares at March 31, 2004 and at December 31, 2003)	(110,150)	(110,150)

Total shareholders’ equity	412,681	415,418
Total liabilities and shareholders’ equity	$444,635	$462,748

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

Net sales	$65,713	$87,551

Cost of Sales	32,610	39,892

Gross profit	33,103	47,659

Selling, general and administrative expense	34,441	34,819

Investment and other income-net	1,963	2,099

Income before provision for income taxes	625	14,939

Provision for income taxes	189	4,960

Net income	$436	$9,979

Net income per share:
Basic	$0.02	$0.49
Diluted	$0.02	$0.48

Weighted average shares:
Basic	20,684,000	20,548,000
Diluted	20,762,000	20,633,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Cash flows from operating activities:
Net income	$436	$9,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,673	1,560
Provision for accounts receivable reserves	620	467
Other	751	415
Changes in assets and liabilities :
Accounts receivable	18,699	(1,317)
Inventories—net	3,844	4,125
Prepaid expenses and other current assets	(346)	809
Deferred income taxes-net	(211)	(191)
Other assets	2,113	(112)
Accounts payable	(3,165)	(2,861)
Accrued expenses	(10,163)	(5,415)
Accrued income taxes	(2,048)	3,348
Total adjustments	11,767	828
Net cash provided by operating activities	12,203	10,807
Cash flows from investing activities:
Purchase of marketable securities and other investments	(138,334)	(65,950)
Proceeds from sale of marketable securities and other investments	234,263	60,326
Proceeds from sale of property, plant and equipment	45	25
Capital expenditures	(723)	(2,634)
Net cash provided by (used in) investing activities	95,251	(8,233)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,647	589
Dividends paid to shareholders	(6,215)	(5,754)
Net cash (used in) financing activities	(4,568)	(5,165)
Effect of exchange rate changes on cash and cash equivalents	1,137	657
Net increase (decrease) in cash and cash equivalents	104,023	(1,934)
Cash and cash equivalents at beginning of period	81,535	93,513
Cash and cash equivalents at end of period	$185,558	$91,579
Cash paid during the year for:
Interest expense	$15	$1
Income taxes	$2,237	$1,612

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

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business.  The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home décor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors.  The Company’s non-core businesses design and market functional consumer products sold at comparable price points with comparable gross margins to each other and consists of the Company’s wholly-owned subsidiaries Sassy, Inc. and Bright of America, Inc.  These products are sold to consumers, primarily in the United States, through mass marketers.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2004 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 – FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES AND OTHER INVESTMENTS

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s marketable securities are considered available-for-sale investments.  Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gain and losses) recorded as a component of shareholders’ equity, net of tax, in Accumulated Other Comprehensive Income/Loss.  These investments consist of U.S. government obligations, municipal obligations, preferred stock, mutual funds and equity securities.  The Company liquidated, in July 2003, its equity investment in a limited partnership which managed a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation.  This investment, which had been included in Other Investments in the consolidated balance sheet until its liquidation, was accounted for using the equity method. Accordingly the Company’s proportionate share of the limited partnership’s income amounting to non-cash income of $207,000 for the three months ended March 31, 2003 is included in investment and other income-net in the Consolidated Statement of Income. Additionally, realized gains on sales of a significant portion of the Company’s available-for-sale marketable securities of $1,189,000 for the three months ended March 31, 2004 and realized gains on sales of available-for-sale marketable securities of $449,000 for the three months ended March 31, 2003, as determined on a specific identification basis, are included in investment and other income, net in the Consolidated Statement of Income.

Marketable securities consist of the following:

	As of March 31, 2004
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government obligations	$35,007,000	$—	$(3,000)	$35,004,000
Municipal obligations	16,629,000	32,000	(86,000)	16,575,000
Preferred stock & other	954,000	—	(69,000)	885,000
Equity securities	616,000	—	(11,000)	605,000
Asset Backed Securities	796,000	1,000	—	797,000

Total marketable securities	$54,002,000	$33,000	$(169,000)	$53,866,000

	As of December 31, 2003
U.S. Government obligations	$23,874,000	$23,000	$(148,000)	$23,749,000
Municipal obligations	98,440,000	131,000	(140,000)	98,431,000
Preferred stock & other	7,946,000	225,000	(68,000)	8,103,000
Equity securities	12,955,000	332,000	(140,000)	13,147,000
Asset Backed Securities	7,082,000	12,000	(9,000)	7,085,000

Total marketable securities	$150,297,000	$723,000	$(505,000)	$150,515,000

NOTE 3 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended March 31,
	2004	2003

Weighted average common shares outstanding	20,684,000	20,548,000

Dilutive effect of common shares issuable under outstanding stock options	78,000	85,000
Weighted average common shares outstanding assuming dilution	20,762,000	20,633,000

Stock options outstanding at March 31, 2004 and March 31, 2003 to purchase 186,000 and 193,000 of common stock, respectively, were not included in the computation of earnings per common share assuming dilution for such period because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 4 - DIVIDENDS

Cash dividends of $6,215,000 ($0.30 per share) were paid on March 26, 2004 to shareholders of record of the Company’s Common Stock on March 12, 2004. Cash dividends of $5,754,000 ($0.28 per share) were paid on March 28, 2003 to shareholders of record of the Company’s Common Stock on March 14, 2003. See Note 13 with respect to the declaration of a special $ 7.00 per common share dividend.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three months ended March  31, 2004 and 2003 as follows:

	Three Months Ended March 31,
	2004	2003
Net income	$436,000	$9,979,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,541,000	724,000

Net unrealized (loss) on securities available-for-sale	(255,000)	(335,000)
Net unrealized gain on foreign currency forward exchange contracts and other	109,000	347,000
Other comprehensive income	1,395,000	736,000

Comprehensive income	$1,831,000	$10,715,000

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

The Company entered into letter agreements, dated January 5, 2004, which superceded previous letter agreements dated July, 2, 2003, with each of eleven employees of the Company, with respect to the payment of a special cash bonus to such employee in the event that a change in control (as defined under the Company’s Change in Control Severance Plan) occurred on or before April 30, 2004. Such bonuses are payable only in the event that the relevant officer remained employed by the Company through the consummation of such transaction. The aggregate potential amount of the bonuses that could be payable by the Company under all such letter agreements equals $1,450,000. See Note 13 for information regarding the termination of contingent payment obligations under these letter agreements.

NOTE 7 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

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

	Three Months Ended March 31,
	2004	2003
Core:
Net sales	$51,356,000	$73,111,000
Income before income taxes	(961,000)	13,190,000

Non-core:
Net Sales	14,357,000	14,440,000
Income before income taxes	1,586,000	1,749,000

Consolidated:
Net Sales	65,713,000	87,551,000
Income before income taxes	625,000	14,939,000

Additionally, total assets of each segment were as follows:

	March 31, 2004	December 31, 2003

Core	$372,653,000	$388,207,000
Non-core	71,982,000	74,541,000

Total	$444,635,000	$462,748,000

NOTE 8—INVESTMENT AND OTHER INCOME – NET

The significant components of investment and other income—net consist of the following:

	Three Months Ended March 31,
	2004	2003
Investment income	$2,299,000	$1,829,000
Interest (expense)	(15,000)	(1,000)
Foreign currency transactions, net	(415,000)	234,000
Other	94,000	37,000
Total	$1,963,000	$2,099,000

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” and, therefore, accounts for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method of accounting.  Accordingly, no compensation cost has been recognized for the options granted by the Company except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in non-cash expense of $30,000 and non-cash income of $55,000 during the three months ended March 31, 2004 and March 31, 2003, respectively, which is included in selling, general and administrative expenses in the Consolidated Statement of Income.  These charges relate only to the options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders.  Had compensation cost for the Company’s stock grants been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, in the three months ended March 31, 2004 and 2003, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net income-as reported	$436,000	$9,979,000
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	187,000	253,000

Net income-pro forma	249,000	9,726,000
Earnings per share (basic) - as reported	0.02	0.49
Earnings per share (basic) – pro forma	0.01	0.47
Earnings per share (diluted) – as reported	0.02	0.48
Earnings per share (diluted) – pro forma	0.01	0.47

The fair value of each option granted by Company is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Three Months Ended March 31,
	2004	2003
Dividend yield	3.52%	3.22%
Risk-free interest rate	2.40%	2.09%
Volatility	23.56%	34.48%
Expected life (years)	3.9	3.4
Weighted average fair value of options granted during the year	$5.06	$7.34

NOTE 10 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contracts (“Forward Contracts”) to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. One of the Company’s domestic subsidiaries periodically enters into Forward Contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the Euro. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months.  At March 31, 2004, the Company’s Forward Contracts have expiration dates which range from one to nine months.

Since there is a direct relationship between the Forward Contracts and the currency denomination of the underlying transaction, such Forward Contracts are highly effective in hedging the cash flows of certain of the Company’s foreign subsidiaries related to transactions denominated in the United States dollar and certain of the Company’s domestic subsidiaries related to transaction denominated in the Euro.  These Forward Contracts meet the criteria for cash flow hedge accounting treatment and accordingly, gains or losses are included in other comprehensive income (loss) and are recognized in cost of sales based on the turnover of inventory.

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, if the FASB adopts this proposed statement, as currently drafted, the Company will have to recognize fair value of the stock based compensation in the consolidated statement of income rather than disclosing the pro forma impact of the stock based compensation as the Company currently does in the footnote 9.

NOTE 12—BARTER TRANSACTION

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

The credits recorded, which totaled $1,683,000 at March 31, 2004, were recorded at the fair value of the inventory exchanged, in accordance with APB 29, “Accounting for Non-Monetary Transactions” and EITF 93-11 “Accounting for Barter Transactions” and are included in other assets in the Company’s Consolidated Balance Sheet.

NOTE 13 – SUBSEQUENT EVENTS

On April 12, 2004, the Company declared a special cash dividend in the amount of $7.00 per common share payable on May 28, 2004 to shareholders of record on May 14, 2004.

In addition, on April 12, 2004, the Company announced the termination of its previously-announced exploration of strategic alternatives.

As no change of control (as defined under the Company’s Change in Control Severance Plan) occurred by April 30, 2004, the letter agreements referred to in Note 6 are of no further force and effect, and no amounts are payable by the Company thereunder.

On May 7, 2004, the Company announced that the Board of Directors has authorized a cash tender offer to holders of its options, as is more fully described in the Statement on Schedule TO filed by the Company with the Securities and Exchange Commission on such date. The tender offer has not yet commenced, but is currently expected to be completed in June, 2004. Assuming that all eligible optionholders tender all of their options in the tender offer, the cost to the Company is not expected to exceed approximately $1,000,000, which will be treated as a compensation expense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Company’s revenues are primarily derived from sales of its products, a significant portion of which is attributable to sales of products in its core segment.  The Company’s core segment has been, and continues to be, negatively impacted by several factors, including, but not limited to, the continued challenging retail environment for the gift industry in the United States and certain foreign markets.  Specifically, the Company believes that the trend of decreasing sales in its core segment is due primarily to: (i) retailer consolidation, which has had a negative impact on consumer traffic and sales of the Company’s independent retail customers in the core segment, (ii) the actions of competitors in the gift industry with respect to reduced pricing and more successful product development for independent retail customers, (iii) a shift of consumer buying habits from the independent to mass market retailers and (iv) weak customer response to the Company’s new product introductions during the first quarter of 2004.    The Company is responding to these developments by (i) hiring a new, very experienced chief executive officer, who will commence employment by June 1, 2004, (ii) focusing on categorizing and improving the efficiency of its product line to better meet the changing demands of its customers and improve its competitive position in the industry, (iii) segmenting its selling efforts with an increased focus on national accounts and (iv) continuing to focus on growth opportunities in its international markets and its non-core business segment.

SEGMENTS

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business. The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home dècor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors. The Company’s non-core businesses design and market functional consumer products sold at comparable price points with comparable gross margins to each other and consists of the Company’s wholly-owned subsidiaries Sassy, Inc. and Bright of America, Inc. These products are sold to consumers, primarily in the United States, through mass marketers. See also Item 1, “Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of the Company’s products and business.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company’s consolidated net sales for the three months ended March 31, 2004 decreased 24.9% to $65,713,000 compared to consolidated net sales of $87,551,000 for the three months ended March 31, 2003. The net sales decline for the three months ended March 31, 2004 was primarily attributable to the Company’s core segment, as described below. The Company’s non-core segment remained relatively flat for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. See “Overview” above and the following paragraph for a discussion of factors the Company believes contributed to the decline in net sales.

The Company’s core segment’s net sales for the three months ended March 31, 2004 decreased 29.8% to $51,356,000 compared to core net sales of $73,111,000 for the three months ended March 31, 2003, due primarily to reduced customer bookings, which were down approximately 15% compared to the prior year and a lower open order backlog entering 2004 compared to the backlog entering 2003. The Company attributes the customer bookings decline to weak customer acceptance of its new January 2004 product releases along with a continued softness in the independent retail sales channel, as described more fully in the “Overview” above. The Company’s core segment’s international sales benefited by approximately $3,000,000 from favorable foreign exchange rates in the first three months of 2004. The Company’s non-core segment’s net sales for the three months ended March 31, 2004 remained relatively flat at $14,357,000 compared to non-core net sales of $14,440,000 for the three months ended March 31, 2003.

Consolidated cost of sales were 49.6% of consolidated net sales for the three months ended March 31, 2004 as compared to 45.6% for the three months ended March 31, 2003. Cost of sales for the Company’s core segment were 44.7% of net sales for such segment for the three months ended March 31, 2004 as compared to 41.7% of net sales for the three months ended March 31, 2003, primarily due to lower margins on sales of certain of the Company’s core product line concepts. Cost of sales for the Company’s non-core segment were 67.3% of net sales for such segment for the three months ended March 31, 2004 as compared to 65.3% of net sales for the three months ended March 31, 2003, primarily due to a change in the mix of products sold.

Consolidated selling, general and administrative expense was $34,441,000 or 52.4% of consolidated net sales for the three months ended March 31, 2004 compared to $34,819,000 or 39.8% of consolidated net sales for the three months ended March 31, 2003, a decrease of $378,000 or 1.1%. This decrease was primarily due to decreases in selling related expenses and litigation costs, offset, in part by increases due to the impact of changes in foreign currency exchange rates in the amount of $1,523,000.  The decrease in selling, general and administrative expense was not as significant as the decrease in consolidated net sales because certain of the Company's costs are fixed in the short term.  The increase in expenses as a percentage of net sales is due primarily to the decrease in net sales for the first three months of 2004 as compared to the first three months of 2003.

Consolidated investment and other income of $1,963,000 for the three months ended March 31, 2004 compares to $2,099,000 for the three months ended March 31, 2003. This decrease was primarily the result of foreign exchange losses of $415,000 in the three months ended March 31, 2004 as compared to foreign exchange gains of $234,000 in the three months ended March 31, 2003, offset, in part, by increased realized gains on sales of a significant portion of the Company’s available-for-sale marketable securities. (See Note 2 of the Notes to the Consolidated Financial Statements).

The consolidated provision for income taxes as a percent of consolidated income before taxes for the three months ended March 31, 2004 was 30.2% compared to 33.2% for the three months ended March 31, 2003. The decrease in the effective income tax rate is due primarily to a reduction in the Company’s valuation allowance for deferred tax assets, offset, in part, by increased state tax provisions relative to income before income taxes.

Consolidated net income for the three months ended March 31, 2004 was $436,000 compared to consolidated net income of $9,979,000 for the three months ended March 31, 2003, representing a decrease of 95.6% or 95.8% per diluted share. The decrease in consolidated net income was primarily the result of lower sales and resultant decreased gross profit in the Company’s core segment and lower investment and other income-net, offset, in part, by lower selling, general and administrative expense and a lower provision for income taxes, all as described above.

Liquidity and Capital Resources

As of March 31, 2004, the Company had cash, cash equivalents and marketable securities of $239,424,000 compared to cash, cash equivalents, marketable securities and other investments of $232,050,000 at December 31, 2003. As of March 31, 2004 and December 31, 2003, working capital was $334,096,000 and $333,952,000, respectively.

As of March 31, 2004 and December 31, 2003, the Company had marketable securities $53,866,000 and $150,515,000 respectively, included in the amounts above. This decrease is primarily a result of the Company’s sale of a significant portion of the Company’s available-for-sale marketable securities during the three months ended March 31, 2004. As of March 31, 2004, marketable securities investments consisted of U.S. government obligations, municipal obligations, preferred stock, mutual funds and equity securities. For more information regarding financial instruments, see Note 2 of the Notes to Consolidated Financial Statements.

Cash and cash equivalents increased $104,023,000 during the three months ended March 31, 2004 as compared to a decrease in cash and cash equivalents of $1,934,000 for the three months ended March 31, 2003. Net cash provided by operating activities was approximately $12,203,000 during the three months ended March 31, 2004 as compared to approximately $10,807,000 during the three months ended March 31, 2003. This increase of $1,396,000 was due primarily to the increase of cash provided by the collection of accounts receivable offset in part by the decrease in net income and the increase in the amounts paid for accrued expenses and accrued income taxes.  Net cash provided by investing activities was approximately $95,251,000 for the three months ended March 31, 2004 as compared to net cash used in investing activities of approximately $8,233,000 for the three months ended March 31, 2003. This increase of approximately $103,484,000 was due primarily to the receipt of proceeds from sales of marketable securities in the three months ended March 31, 2004 as compared to the purchase of marketable securities in the three months ended March 31, 2003. Net cash used in financing activities of $4,568,000 and $5,165,000 for the three months ended March 31, 2004 and 2003, respectively, consisted of dividends paid to shareholders, described below, offset, in part, by the proceeds from the issuance of the Company’s common stock due to the exercise of stock options.

During the three months ended March 31, 2004, the Company paid approximately $2,237,000 for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2004 by a significant amount.

Working capital requirements during the three months ended March 31, 2004 were met entirely through internally generated funds. The Company anticipates capital expenditure requirements for 2004 to be approximately $5,000,000, primarily for continued system implementation and development costs. The Company remains in a liquid position and believes that the resources available from cash and cash equivalents, marketable securities, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.

Cash dividends of $6,215,000 ($0.30 per share) were paid on March 26, 2004 to shareholders of record of the Company’s Common Stock on March 12, 2004. Cash dividends of $5,754,000 ($0.28 per share) were paid on March 28, 2003 to shareholders of record of the Company’s Common Stock on March 14, 2003. Effective February 2004, the quarterly dividend rate was increased from $0.28 per common share to $0.30 per common share. The Board of Directors will review its dividend policy from time to time and declaration of dividends will remain within its sole discretion.

On April 12, 2004, the Company declared a special dividend in the amount of $7.00 per common share, payable on May 28, 2004 to shareholders of record on May 14, 2004 for an aggregate payment of approximately $145,000,000, based on the number of shares outstanding as of April 30, 2004.  The Company intends to pay the special dividend out of its liquid assets. The Company believes that it will remain in a liquid position after the payment of this special dividend, such that its resources available from cash and cash equivalents, marketable securities, operations and bank lines of credit will continue to allow it to meet the foreseeable requirements of its business.

See Note 13 of Notes to Consolidated Financial Statements for a description of the Board of Director's authorization of a cash tender offer to holders of Company options. Management believes that the tender offer will not have a material impact on the liquidity of the Company.

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the core segment and one of the subsidiaries in the non-core segment. Gains and losses related to such contracts were not material to its results of operations or cash flows. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

The Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock. As of March 31, 2004, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990. During the three months ended March 31, 2004, the Company did not repurchase any shares.

 The Company has entered into certain transactions with related parties which are disclosed in Note 13 of the Notes to Consolidated Financial Statements and  ITEM 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company is dependent upon information technology systems in many aspects of its business. The Company is continuing implementation of an Enterprise Resource Planning (“ERP”) system for the Company’s core businesses, which began in 2002. In 2002 and 2003, the Company successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide. The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach. The Company’s worldwide headquarters in the United States completed the implementation of the finance module of the new ERP system in the first quarter of 2003 and transitioned to the order management and inventory modules during the second quarter of 2003. During 2003 and continuing in 2004, the Company’s international subsidiaries began and continue to phase-in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is now anticipated by the end of the second quarter of 2005. This extended timetable is meant to continue to enable the Company to enhance its proficiency in utilizing the new system, to help ensure the efficiency of the international implementations and allow the Company to meet its obligations regarding internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company has experienced certain startup issues but has not experienced any significant business disruptions related to the replacement of these systems.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that the Company believes will not have a material adverse impact on the Company’s results of operations and cash flows. See Note 6 of the Notes to Consolidated Financial Statements for information regarding the settlement of specific litigation.

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review in 2003 of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and continues to take appropriate corrective actions including the establishment of a new subsidiary in the PRC effective January 2004. As a result, although the relevant PRC authorities have broad discretion with respect to the imposition of sanctions on noncompliant companies, the Company does not expect the consequences, if any, of these matters to have a material impact on its results of operations, financial condition or cash flows.

Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes. There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

The Board of Directors has discontinued the exploration of various strategic alternatives that had previously been reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. See Note 13 of the Notes to Consolidated Financial Statements.

As no change of control (as defined under the Company’s Change in Control Severance Plan) occurred by April 30, 2004, the letter agreements referred to in Note 6 of the Note to Consolidated Financial Statements are of no further force and effect, and no amounts are payable by the Company thereunder.

Contractual Obligations

As of March 31, 2004, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations as described under the caption “Contractual Obligations” of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Off Balance Sheet Arrangements

As of March 31, 2004, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that effect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report. The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ from those estimates under different assumptions or conditions.

Note 2 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 contains a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. The following, however, is a discussion of those accounting policies which management considers to be “critical” within the SEC definition discussed above.

Marketable Securities and Other Investments

The Company has a significant amount of marketable securities, all of which are considered as available-for-sale investments, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these investments, except for the investment in the limited partnership, which was liquidated in July 2003, are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value recorded as a component of shareholders’ equity, net of tax, in Accumulated Other Comprehensive Income/Loss. This investment, which had been included in Other Investments in the consolidated balance sheet until its liquidation, was accounted for using the equity method. Accordingly the Company’s proportionate share of the limited partnership’s income amounting to non-cash income of $207,000 for the three months ended March 31, 2003 is included in investment and other income-net in the Consolidated Statement of Income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Income. As of March 31, 2004, marketable securities were comprised primarily of U.S. government obligations, municipal obligations, preferred stock, mutual funds and other equity securities. The Company’s marketable securities are subject to market fluctuations based largely, but not exclusively, on the securities’ sensitivity to changes in interest rates.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Based on the Company’s annual test performed in 2003 there was no impairment, however, if actual future cash flows are less than the estimated future cash flows, the Company’s goodwill and intangible assets could be impaired.

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

Recently Issued Accounting Standards

See Note 11 of the Notes to Consolidated Financial Statements for a description of recently issued accounting standards including the respective dates of adoption and effects on results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, there have been no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the settlement of litigation commenced against the Company by Dam Things from Denmark (a/k/a/ troll Company ApS) with respect to the Company’s troll products is set forth in Part I, Financial Information, Item 1, “Notes to Consolidated Financial Statements, Note 6 — Litigation and Commitments,” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits to this Quarterly Report on Form 10-Q.

3.2(l) Amendment to revised By-Laws of the Company adopted April 7, 2004.

10.86 Agreement dated as of April 9, 2004 between Russ Berrie and Company Inc. and Andrew R. Gatto.

31.1 Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

b)

During the quarter ended March 31, 2004, the Company filed a current report on Form 8-K on February 12, 2004 with respect to the issuance of a press release covering results of operations and financial condition for the fourth quarter and year ended December 31, 2003.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ John D. Wille
Date:	May 7, 2004		John D. Wille

Vice President and Chief Financial Officer