Form 10-Q
period 2004-06-30
RUSS BERRIE & CO INC
filed 2004-08-09
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒   No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 2, 2004 was as follows:

CLASS	OUTSTANDING AT August 2, 2004
Common Stock, $0.10 stated value	20,829,645

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$76,604	$81,535
Marketable securities	9,813	150,515
Accounts receivable, trade, less allowances of $3,636 in 2004 and $3,841in 2003	44,483	82,795
Inventories — net	47,046	51,921
Prepaid expenses and other current assets	5,379	4,517
Deferred income taxes	15,274	9,671
Total current assets	198,599	380,954

Property, plant and equipment — net	43,798	46,108
Goodwill	10,353	10,353
Other assets	23,373	25,333
Total assets	$276,123	$462,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,549	$10,318
Accrued expenses	24,978	28,684
Accrued income taxes	—	8,000
Total current liabilities	30,527	47,002
Deferred income taxes	328	328
Total liabilities	$30,855	$47,330
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2004, 26,465,929 shares; 2003, 26,296,995 shares	2,648	2,631
Additional paid in capital	88,649	85,197
Retained earnings	255,327	428,704
Accumulated other comprehensive income	8,794	9,036
Treasury stock, at cost (5,636,284 shares at June 30, 2004 and at December 31, 2003)	(110,150)	(110,150)

Total shareholders’ equity	245,268	415,418
Total liabilities and shareholders’ equity	$276,123	$462,748

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

Net sales	$53,420	$67,167	$119,133	$154,718

Cost of Sales	42,591	31,498	75,201	71,390

Gross profit	10,829	35,669	43,932	83,328

Selling, general and administrative expense	34,029	30,996	68,471	65,815

Investment and other income-net	228	1,173	2,192	3,272

(Loss) income before (benefit) provision for income taxes	(22,972)	5,846	(22,347)	20,785

(Benefit) provision for income taxes	(7,422)	1,668	(7,233)	6,628

Net (loss) income	$(15,550)	$4,178	$(15,114)	$14,157

Net (loss) income per share:
Basic	$(0.75)	$0.20	$(0.73)	$0.69
Diluted	$(0.75)	$0.20	$(0.73)	$0.69

Weighted average shares:
Basic	20,786,000	20,567,000	20,735,000	20,558,000
Diluted	20,786,000	20,677,000	20,735,000	20,656,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(15,114)	$14,157
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,286	3,177
Provision for accounts receivable reserves	797	798
Provision for inventory reserves	13,988	389
Deferred income taxes – net	(5,603)	—
Other	1,120	1,526
Changes in assets and liabilities:
Accounts receivable	37,514	11,928
Inventories	(9,112)	(3,903)
Prepaid expenses and other current assets	(862)	1,279
Other assets	1,961	(987)
Accounts payable	(4,769)	(996)
Accrued expenses	(3,707)	(2,996)
Accrued income taxes	(8,000)	(1,299)
Total adjustments	26,613	8,916
Net cash provided by operating activities	11,499	23,073

Cash flows from investing activities:
Purchase of marketable securities and other investments	(304,054)	(208,138)
Proceeds from sale of marketable securities and other investments	443,887	196,135
Proceeds from sale of property, plant and equipment	45	35
Capital expenditures	(1,163)	(4,046)
Net cash provided by (used in) investing activities	138,715	(16,014)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,469	2,115
Dividends paid to shareholders	(158,263)	(11,512)
Net cash (used in) financing activities	(154,794)	(9,397)

Effect of exchange rate changes on cash and cash equivalents	(351)	4,890
Net (decrease) increase in cash and cash equivalents	(4,931)	2,552
Cash and cash equivalents at beginning of period	81,535	93,513
Cash and cash equivalents at end of period	$76,604	$96,065

Cash paid during the period for:
Interest	$64	$13
Income taxes	$767	$7,927

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

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business.  The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home dècor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors.  Until August 2, 2004 the Company’s non-core businesses designed and marketed functional consumer products sold at comparable price points with comparable gross margins to each other and consisted of the Company’s wholly-owned subsidiaries Sassy, Inc. and Bright of America, Inc.  These products are sold to consumers, primarily in the United States, through mass marketers.  Effective August 2, 2004, the Company sold Bright of America, Inc. (See Note 13 of the Notes to Consolidated Financial Statements).  See “Item 1, Business—Products” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) for a description of the products sold by Sassy, Inc., the remaining component of the Company’s non-core segment.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004 should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004 and the Company’s 2003 10-K.

NOTE 2 – FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES AND OTHER INVESTMENTS

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s marketable securities are considered available-for-sale investments.  Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gains and losses) recorded as a component of shareholders’ equity, net of tax, in Accumulated Other Comprehensive Income.  These investments consist primarily of U.S. government obligations, municipal obligations, preferred stock, mutual funds and equity securities.  The Company liquidated, in July 2003, its equity investment in a limited partnership which managed a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation.  This investment, which had been included in Other Investments in the consolidated balance sheet until its liquidation, was accounted for using the equity method. Accordingly the Company’s proportionate share of the limited partnership’s income amounting to non-cash loss of $1,695,000 and $1,488,000 for the three and six months ended June 30, 2003, respectively, is included in investment and other income-net in the Consolidated Statement of Operations.  Additionally, realized losses on sales of the Company’s available-for-sale marketable securities of $150,000 for the three months ended June 30, 2004 and realized gains of $1,039,000 for the six months ended June 30, 2004, as determined on a specific identification basis, are included in investment and other income, net in the Consolidated Statement of Operations.  Realized gains on sale of available-for-sale marketable securities of $2,031,000 and $2,480,000 for the three and six months ended June 30, 2003, respectively, are included in investment and other income, net in the Consolidated Statement of Operations.

Marketable securities consist of the following:

	As of June 30, 2004
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government obligations	$992,000	$—	$(16,000)	$976,000
Municipal obligations	6,480,000	—	(231,000)	6,249,000
Preferred stock & other	954,000	—	(68,000)	886,000
Equity securities	1,137,000	—	(15,000)	1,122,000
Asset backed securities	617,000	—	(37,000)	580,000

Total marketable securities	$10,180,000	$—	$(367,000)	$9,813,000

	As of December 31, 2003
U.S. Government obligations	$23,874,000	$23,000	$(148,000)	$23,749,000
Municipal obligations	98,440,000	131,000	(140,000)	98,431,000
Preferred stock & other	7,946,000	225,000	(68,000)	8,103,000
Equity securities	12,955,000	332,000	(140,000)	13,147,000
Asset backed securities	7,082,000	12,000	(9,000)	7,085,000

Total marketable securities	$150,297,000	$723,000	$(505,000)	$150,515,000

NOTE 3 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Weighted average common shares outstanding	20,786,000	20,567,000	20,735,000	20,558,000

Dilutive effect of common shares issuable under outstanding stock options	—	110,000	—	98,000
Weighted average common shares outstanding assuming dilution	20,786,000	20,677,000	20,735,000	20,656,000

Stock options outstanding at June 30, 2004 and June 30, 2003 to purchase 368,848 and 197,969 shares of common stock, respectively, were not included in the computation of earnings per common share assuming dilution for such period as they are antidilutive.

NOTE 4 - DIVIDENDS

Cash dividends of $152,048,000 ($0.30 per share regular dividend plus $7.00 per share one-time special dividend) were paid in the quarter ended June 30, 2004.  Cash dividends of $158,263,000 ($0.30 per share per quarter plus $7.00 per share special dividend) were paid in the six months ended June 30, 2004.  On April 12, 2004, the Company declared a one-time special cash dividend in the amount of $7.00 per common share payable on May 28, 2004, to shareholders of record of the Company’s Common Stock on May 14, 2004.  This one-time special dividend of $145,799,000 is included in the dividend payment, stated above, for the quarter and six months ended June 30, 2004.  A quarterly dividend of $0.30 per share for the second quarter was paid on June 4, 2004, to shareholders of record of the Company’s Common Stock on May 21, 2004.

Cash dividends of $5,758,000 ($0.28 per share) were paid on June 6, 2003, to shareholders of record of the Company’s Common Stock on May 23, 2003.  Cash dividends of $11,512,000 ($0.28 per share per quarter) were paid in the six months ended June 30, 2003.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and six months ended June 30, 2004 and 2003 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income	$(15,550,000)	$4,178,000	$(15,114,000)	$14,157,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,916,000)	4,236,000	(375,000)	4,961,000

Net unrealized gain (loss) on securities available-for-sale	(154,000)	57,000	(409,000)	(278,000)
Net unrealized gain (loss) on foreign currency forward exchange contracts and other	434,000	(287,000)	544,000	60,000
Other comprehensive (loss) income	(1,636,000)	4,006,000	(240,000)	4,743,000

Comprehensive (loss) income	$(17,186,000)	$8,184,000	$(15,354,000)	$18,900,000

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

The Company entered into letter agreements, dated January 5, 2004, which superceded previous agreements dated July 2, 2003, with each of eleven employees of the Company, with respect to the payment of a special cash bonus to such employees in the event that a change in control (as defined under the Company’s Change in Control Severance Plan) occurred on or before April 30, 2004.  The aggregate potential amount of the bonuses payable by the Company under all such letter agreements equaled $1,450,000.  Since no change of control occurred by April 30, 2004, the letter agreements are of no further force and effect and no amounts were paid or are payable by the Company.

NOTE 7 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business.  This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations.  There are no intersegment revenues to eliminate.

The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home décor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors.  Until August 2, 2004 the Company’s non-core businesses designed and marketed functional consumer products sold at comparable price points with comparable gross margins to each other and consisted of the Company’s wholly-owned subsidiaries Sassy, Inc. and Bright of America, Inc. These products are sold to consumers, primarily in the United States, through mass marketers.  Effective August 2, 2004, the Company sold Bright of America, Inc. (See Note 13 of the Notes to Consolidated Financial Statements).  See “Item 1, Business — Products” of Part I of the Company’s 2003 10K for a description of the products sold by Sassy, Inc., the remaining component of the Company’s non-core segment.

	Three Months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
Core:
Net sales	$38,378,000	$52,493,000	$89,734,000	$125,604,000
(Loss) Income before income taxes	(24,773,000)	4,047,000	(25,734,000)	17,237,000

Non-core:
Net Sales	15,042,000	14,674,000	29,399,000	29,114,000
Income before income taxes	1,801,000	1,799,000	3,387,000	3,548,000

Consolidated:
Net Sales	53,420,000	67,167,000	119,133,000	154,718,000
(Loss) Income before income taxes	(22,972,000)	5,846,000	(22,347,000)	20,785,000

Additionally, total assets of each segment were as follows:

	June 30, 2004	December 31, 2003

Core	$203,462,000	$388,207,000
Non-core	72,661,000	74,541,000

Total	$276,123,000	$462,748,000

NOTE 8—INVESTMENT AND OTHER INCOME – NET

The significant components of investment and other income—net consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Investment income	$514,000	$1,446,000	$2,814,000	$3,275,000
Interest (expense)	(49,000)	(12,000)	(64,000)	(13,000)
Foreign currency transactions, net	(223,000)	(290,000)	(638,000)	(56,000)
Other, net	(14,000)	29,000	80,000	66,000
Total	$228,000	$1,173,000	$2,192,000	$3,272,000

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” and, therefore, accounts for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method of accounting.  Accordingly, no compensation cost has been recognized for the options granted by the Company except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in non-cash income of $253,000 and non-cash expense of $137,000 during the three months ended June 30, 2004, and June 30, 2003, respectively, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations and non cash income of $223,000 and non-cash expense $82,000 for the six months ended June 30, 2004 and June 30, 2003, respectively.  These charges relate only to the options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders.  Had compensation cost for the Company’s stock grants been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, in the three months and six months ended June 30, 2004 and 2003, the Company’s net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income-as reported	$(15,550,000)	$4,178,000	$(15,114,000)	$14,157,000
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	156,000	313,000	312,000	548,000

Net (loss) income-pro forma	(15,706,000)	3,865,000	(15,426,000)	13,609,000
(Loss) earnings per share (basic) – as reported	(.75)	.20	(.73)	.69
(Loss) earnings per share (basic) – pro forma	(.76)	.19	(.74)	.66
(Loss) earnings per share (diluted) – as reported	(.75)	.20	(.73)	.69
(Loss) earnings per share (diluted) – pro forma	(.76)	.19	(.74)	.66

The fair value of each option granted by the Company is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	3.52%	3.22%	3.52%	3.22%
Risk-free interest rate	2.40%	2.09%	2.40%	2.09%
Volatility	30.76%	25.68%	30.76%	22.73%
Expected life (years)	3.8	2.9	3.8	2.9
Weighted average fair value of options granted during the year	$6.58	$5.07	$6.58	$4.44

NOTE 10 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contracts (“Forward Contracts”) to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar.  One of the Company’s domestic subsidiaries periodically enters into Forward Contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the Euro.  These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months.  At June 30, 2004, the Company’s Forward Contracts have expiration dates which range from one to six months.

Since there is a direct relationship between the Forward Contracts and the currency denomination of the underlying transaction, such Forward Contracts are highly effective in hedging the cash flows of certain of the Company’s foreign subsidiaries related to transactions denominated in the United States dollar and certain of the Company’s domestic subsidiaries related to transactions denominated in the Euro.  These Forward Contracts meet the criteria for cash flow hedge accounting treatment and accordingly, gains or losses are included in other comprehensive income (loss) and are recognized in cost of sales based on the turnover of inventory.

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment” that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs).  The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees.  The proposed Statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004.  The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25.  Therefore, if the FASB adopts this proposed statement, as currently drafted, the Company will have to recognize the fair value of the stock based compensation in the consolidated statement of operations rather than disclosing the pro forma impact of the stock based compensation as the Company currently does in Note 9.

On March 31, 2004, the Financial Accounting Standards Board ratified the consensus of its Emerging Issues Task Force (“EITF”) regarding the recognition and measurement of other-than-temporary impairments of certain investments effective on June 30, 2004.  The Company’s adoption of the provisions of EITF No. 03-01 did not have a material impact on the Company’s financial statements.

NOTE 12 – TENDER OFFER

On May 7, 2004, the Company announced that the Board of Directors authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission on May 7, 2004, May 28, 2004, June 15, 2004, June 22, 2004 and June 30, 2004, respectively.  The tender offer closed in June with an aggregate purchase price of approximately $844,000 paid by the Company, which was treated as a compensation expense in the second quarter of 2004.

NOTE 13 – SUBSEQUENT EVENTS

Bright of America

Effective August 2, 2004, the Company sold substantially all of the net assets from one of its non-core subsidiary, Bright of America, Inc. (“Bright”).  Assets of approximately $5.8 million less assumed liabilities of $0.8 million were sold for $4 million in cash and a $1 million promissory note bearing interest at 9% per annum, payable in 39 months.  The Company expects to record a loss of approximately $200,000 net of tax, in the third quarter 2004 as a result of the sale, due primarily to transaction related costs.  For the six months ended June 30, 2004, Bright generated net sales of approximately $4,000,000 and net income of $350,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations.  This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Company’s revenues are primarily derived from sales of its products, a significant portion of which is attributable to sales of products in its core segment.  The Company’s core segment has been, and continues to be, negatively impacted by several factors, including, but not limited to, the continued challenging independent retail environment for the gift industry in the United States and certain foreign markets.  Specifically, the Company believes that the trend of decreasing sales in its core segment is due primarily to: (i) retailer consolidation and a declining number of independent retail outlets, which has had a negative impact on consumer traffic and sales of the Company’s customers in the core segment, (ii) the actions of competitors in the gift industry with respect to reduced pricing and more successful product development for independent retail customers, (iii) a shift of consumer buying habits from the independent to mass market retailers and (iv) weak customer response to the Company’s new product introductions during the first half of 2004.

The Company is responding to these developments by (i) hiring a new, very experienced chief executive officer, who commenced employment on June 1, 2004, (ii) focusing on categorizing and improving the efficiency of its product line to better meet the changing demands of its customers and improve its competitive position in the industry, (iii) segmenting its selling efforts with an increased focus on national accounts, (iv) continuing to focus on growth opportunities in its international markets and its non-core business segment, (v) selectively increasing its use of licensing to differentiate its products from its competitors,  including a license of certain intellectual property from Marvel Enterprises executed in June of 2004, (vi) pursuing strategic acquisition opportunities and (vii) “right sizing” its infrastructure in response to changes in the retail environment.

SEGMENTS

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business.  The Company’s core business designs, manufactures through third parties and markets a wide variety of gift and home dècor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors.  Until August 2, 2004 the Company’s non-core businesses designed and marketed functional consumer products sold at comparable price points with comparable gross margins to each other and consists of the Company’s wholly-owned subsidiaries Sassy, Inc. and Bright of America, Inc.  These products are sold to consumers, primarily in the United States, through mass marketers.  Effective August 2, 2004, the Company sold Bright of America, Inc. (See Note 13 of the Notes to Consolidated Financial Statements).  See “Item 1, Business—Products” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a description of the products sold by Sassy, Inc., the remaining component of the Company’s non-core segment.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The Company’s consolidated net sales for the six months ended June 30, 2004 decreased 23.0% to $119,133,000 compared to consolidated net sales of $154,718,000 for the six months ended June 30, 2003.  The net sales decline for the six months ended June 30, 2004 was primarily attributable to the Company’s core segment, as described below.  The Company’s non-core segment increased 1.0% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

The Company’s core segment’s net sales for the six months ended June 30, 2004 decreased 28.6% to $89,734,000 compared to core net sales of $125,604,000 for the six months ended June 30, 2003 primarily as a result of the factors discussed in the “Overview” above.  Additionally, the Company shipped 2003 Christmas product in the 2nd quarter of 2003 totaling $6,400,000.  For 2004, Christmas product will not be shipped until the 2nd half of 2004.  Customer bookings were down approximately 21% for the six months ended June 30, 2004 compared to June 30, 2003.  Net sales in the Company’s core segment benefited from foreign exchange rates by approximately $3,800,000 for the six months ended June 30, 2004.  The Company’s non-core segment’s net sales for the six months ended June 30, 2004 increased 1.0% to $29,399,000 compared to non-core net sales of $29,114,000 for the six months ended June 30, 2003.

Consolidated cost of sales were 63.1% of consolidated net sales for the six months ended June 30, 2004 as compared to 46.1% of consolidated net sales for the six months ended June 30, 2003.  The erosion in the consolidated gross profit percentage is primarily due to a significant increase to our inventory reserve (as discussed below) requirement and lower selling prices in the core segment.  In response to strategic changes in product direction made in June 2004 under its recently appointed CEO and continued soft response to its new releases in the first half of 2004, the Company undertook a comprehensive review of its worldwide inventory during the second quarter.  As a result of this review, an additional inventory valuation reserve of $13 million (pre tax) was recorded in the quarter to reflect excess inventory in the core segment at the lower of its cost or market value.  The Company expects to sell substantially all of this inventory through other than its normal sales channels.  Cost of sales for the Company’s core segment were 62.0% of net sales for such segment for the six months ended June 30, 2004 as compared to 41.7% of net sales for the six months ended June 30, 2003.  Cost of sales for the Company’s non-core segment were 66.6% of net sales for such segment for the six months ended June 30, 2004 as compared to 65.2% of net sales for the six months ended June 30, 2003.

Consolidated selling, general and administrative expense was $68,471,000 or 57.5% of consolidated net sales for the six months ended June 30, 2004 compared to $65,815,000 or 42.5% of consolidated net sales for the six months ended June 30, 2003.  This increase in consolidated selling, general and administrative expense is due primarily to unfavorable exchange rates variances, costs associated with the Company’s tender offer for outstanding plan options (See Note 12 of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” below and continuing headcount reductions cost incurred in the Company’s “right sizing” efforts (See “Overview” above).

Consolidated investment and other income of $2,192,000 for the six months ended June 30, 2004 compares to $3,272,000 for the six months ended June 30, 2003, a decrease of $1,080,000 or 33.0%.  This decrease was primarily the result of lower investment income due to lower investment balances and higher foreign exchange losses for the six months ended June 30, 2004 as compared six months ended June 30, 2003 in the Company’s core segment (See Notes 2 and 8 of the Notes to Consolidated Financial Statements).

The consolidated benefit/provision for income taxes as a percent of income before taxes for the six months ended June 30, 2004 was relatively flat 32.4% compared to 31.9% for the six months ended June 30, 2003.  The rate reflects the Company’s estimated annual effective tax rate.

Consolidated net loss for the six months ended June 30, 2004 was $15,114,000 compared to consolidated net income of $14,157,000 for the six months ended June 30, 2003, representing a decrease of $29,271,000 and a decrease of $1.42 per diluted share (See Note 3 of the Notes to Consolidated Financial Statements).  The decrease was primarily the result of lower sales and resultant decreased gross profit in the Company’s core segment, lower selling prices in its core segment, in addition to the impact of previously discussed inventory reserve adjustments, higher selling, general and administrative expenses and lower investment and other income-net, offset, in part, by a benefit for income taxes, all as described above.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The Company’s consolidated net sales for the quarter ended June 30, 2004 decreased 20.5% to $53,420,000 compared to consolidated net sales of $67,167,000 for the quarter ended June 30, 2003.  See the following paragraph for a discussion of factors the Company believes contributed to the decline in net sales.

The Company’s core segment’s net sales for the quarter ended June 30, 2004 decreased 26.9% to $38,378,000 compared to core net sales of $52,493,000 for the quarter ended June 30, 2003 primarily as a result of the factors described in the “Overview” above.  Additionally, the Company shipped 2003 Christmas product in the 2nd quarter of 2003 totaling $6,400,000.  For 2004, Christmas product will not be shipped until the 2nd half of 2004.  Net sales in the Company’s core segment benefited from foreign exchange rates by approximately $900,000 in the quarter.  The Company’s non-core segment’s net sales for the quarter ended June 30, 2004 increased 2.5% to $15,042,000 compared to non-core net sales of $14,674,000 for the quarter ended June 30, 2003 primarily as a result of increased sales generated by Sassy.

Consolidated cost of sales were 79.7% of consolidated net sales for the quarter ended June 30, 2004,  as compared to 46.9% of consolidated net sales for the quarter ended June 30, 2003.  Cost of sales for the Company’s core segment were 85.1% of net sales for such segment for the quarter ended June 30, 2004 as compared to 41.8% of net sales for the quarter ended June 30, 2003, due primarily to a significant increase to our inventory reserve requirements (discussed above in the Results of Operations for the six months ended June 30, 2004) and lower selling prices in its core segment.  Cost of sales for the Company’s non-core segment were 66.0% of net sales for such segment for the quarter ended June 30, 2004 as compared to 65.0% of net sales for the quarter ended June 30, 2003.

Consolidated selling, general and administrative expense was $34,029,000 or 63.7% of consolidated net sales for the quarter ended June 30, 2004 compared to $30,996,000 or 46.1% of consolidated net sales for the quarter ended June 30, 2003.  This increase in consolidated selling, general and administrative expense is due primarily to unfavorable exchange rates variances, costs associated with the Company’s tender offer for outstanding plan options, (See Note 12 of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” below) and continuing headcount reductions incurred in connection with the Company’s “right-sizing” efforts (See “Overview” above) and increased administrative expenses.

Consolidated investment and other income of $228,000 for the quarter ended June 30, 2004 compares to $1,173,000 for the quarter ended June 30, 2003, a decrease of $945,000, or 80.6%.  This decrease was primarily the result of lower investment income due to lower investment balances (See Notes 2 and 8 of the Notes to Consolidated Financial Statements).

The consolidated (benefit) provision for income taxes as a percent of income before taxes for the quarter ended June 30, 2004 was 32.3% compared to 28.5% for the quarter ended June 30, 2003.  The rate reflects the Company’s estimated annual effective tax rate. Lower tax exempt interest income and lower contributions lead to the higher tax rate.

Consolidated net loss for the quarter ended June 30, 2004 was $15,550,000 compared to consolidated net income of $4,178,000 for the quarter ended June 30, 2003, representing a decrease of $19,728,000 and a decrease of $0.95 diluted share (See Note 3 of the Notes to Consolidated Financial Statements).  The decrease was primarily the result of lower sales and resultant decreased gross profit in the Company’s core segment, lower selling prices in its core segment, in addition to the impact of previously discussed inventory reserve adjustments, higher selling, general and administrative expenses and lower investment and other income-net, offset, in part, by a benefit for income taxes, all as described above.

Liquidity and Capital Resources

As of June 30, 2004, the Company had cash, cash equivalents and marketable securities of $86,417,000 compared to cash, cash equivalents, and marketable securities of $232,050,000 at December 31, 2003.  As of June 30, 2004 and December 31, 2003, working capital was $168,072,000 and $333,952,000, respectively.  These decreases are predominantly the result of the payment of the special $7.00 per share dividend discussed in Note 4 of the Notes to Consolidated Financial Statements and below.

As of June 30, 2004 and December 31, 2003, the Company had marketable securities of $9,813,000 and $150,515,000 respectively, included in the amounts above.  This decrease is primarily a result of the Company’s sale of a significant portion of the Company’s available-for-sale marketable securities during the six months ended June 30, 2004 to fund the aforementioned special dividend.  As of June 30, 2004, marketable securities investments consisted primarily of U.S. government obligations, municipal obligations, preferred stock, mutual funds and equity securities.  For more information regarding financial instruments, see Note 2 of the Notes to Consolidated Financial Statements.

Cash and cash equivalents decreased $4,931,000 during the six months ended June 30, 2004 as compared to an increase in cash and cash equivalents of $2,552,000 for the six months ended June 30, 2003.  Net cash provided by operating activities was approximately $11,499,000 during the six months ended June 30, 2004 as compared to approximately $23,073,000 during the six months ended June 30, 2003.  This decrease of $11,574,000 was due primarily to the net loss in 2004 compared to net income in 2003, reduced tax liabilities, and amounts paid for accrued expenses, offset in part by cash provided by the collection of accounts receivable and the provision for inventory reserve.  Net cash provided by investing activities was approximately $138,715,000 for the six months ended June 30, 2004 as compared to net cash used in investing activities of approximately $16,014,000 for the six months ended June 30, 2003.  This increase of approximately $154,729,000 was due primarily to the receipt of proceeds from sales of marketable securities in the six months ended June 30, 2004 as compared to the purchase of marketable securities in the six months ended June 30, 2003.  Net cash used in financing activities of $154,794,000 and $9,397,000 for the six months ended June 30, 2004 and 2003, respectively, consisted of dividends paid to shareholders, described below, offset, in part, by the proceeds from the issuance of the Company’s common stock due to the exercise of stock options.

During the six months ended June 30, 2004, the Company paid approximately $767,000 for income taxes.  The Company currently expects that its cash flows will exceed any income tax payments during 2004.

Working capital requirements during the six months ended June 30, 2004 were met entirely through internally generated funds.  The Company anticipates capital expenditure requirements for 2004 to be approximately $4,000,000 primarily for continued system implementation and development costs.  The Company remains in a liquid position and believes that the resources available from cash and cash equivalents, marketable securities, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.  Notwithstanding the foregoing, the Company may consider the use of debt financing to fund a portion of prospective acquisitions (discussed below).

Cash dividends of $152,048,000 ($0.30 per share regular dividend plus $7.00 per share one-time special dividend) were paid in the quarter ended June 30, 2004.  Cash dividends of $158,263,000 ($0.30 per share per quarter plus $7.00 per share special dividend) were paid in the six months ended June 30, 2004.  On April 12, 2004, the Company declared a one-time special cash dividend in the amount of $7.00 per common share payable on May 28, 2004, to shareholders of record of the Company’s Common Stock on May 14, 2004.  This one-time special dividend of $145,799,000 is included in the dividend payment, stated above, for the quarter and six months ended June 30, 2004.  The quarterly dividend of $0.30 per share for the second quarter was paid on June 4, 2004, to shareholders of record of the Company’s Common Stock on May 21, 2004.  The Company remains in a liquid position after the payment of this special dividend as described in the preceding paragraph.

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the core segment and the remaining subsidiary in the non-core segment.  Gains and losses related to such contracts were not material to its results of operations or cash flows.  The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

The Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock.  As of June 30, 2004, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During the six months ended June 30, 2004, the Company did not repurchase any shares.

On May 7, 2004, the Company announced that the Board of Directors has authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission on May 7, 2004, May 28, 2004, June 15, 2004, June 22, 2004 and June 30, 2004, respectively.  The tender offer closed in June 2004, with an aggregate purchase price of approximately $844,000 paid by the Company, which was recorded as a compensation expense in the second quarter of 2004.  Management does not believe that payment of the foregoing amount had a material impact on the liquidity of the Company.

Effective August 2, 2004, the Company sold its wholly-owned subsidiary, Bright of America, Inc. for an aggregate purchase price of $5,000,000.  (See Note 13 to the Notes to Consolidated Financial Statements.)  The sale did not have a material impact on the Company’s results of operations and financial condition.

The Company has entered into certain transactions with related parties which are disclosed in Note 13 of the Notes to Consolidated Financial Statements and ITEM 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  With respect to such transactions, the Company’s lease of its South Brunswick New Jersey facility expired in May 2004, and the Company is now occupying the facility on a month-to-month basis.  The parties are currently negotiating a new lease.  In addition, in connection with the Company’s lease of its Petulama California facility which is scheduled to expire in June 2005, the parties are currently negotiating an extension to such lease, and the Company now has until August 20, 2004 to give the notice required to extend the term of the current lease by one year.  Finally, with respect to Houndsdown Inc., the lessor of the Houndsdown UK facility, Angelica Berrie is now its sole shareholder.

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

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that the Company believes will not have a material adverse impact on the Company’s consolidated financial condition, results of operations and cash flows.

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

Consistent with its past practices and in the normal course of its business, the Company regularly reviews and is pursuing acquisition opportunities of varying sizes.  As discussed above, the Company may consider the use of debt financing to fund a portion of prospective acquisitions.  There can be no assurance, however, that any discussions arising in connection therewith will result in definitive purchase agreements and, if they do, what the terms or timing of any such agreements would be.

As no change of control (as defined under the Company’s Change in Control Severance Plan) occurred by April 30, 2004, the letter agreements referred to in Note 6 above are of no further force and effect, and no amounts were paid or are payable by the Company thereunder.

Contractual Obligations

As of June 30, 2004, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations as described under the caption “Contractual Obligations” of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Off Balance Sheet Arrangements

As of June 30, 2004, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that effect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management.  There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report but for the change in inventory reserve described above.  The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ from those estimates under different assumptions or conditions.

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

The Company principally recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended.  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of a sales arrangement exists; (2) delivery has occurred or services rendered; (3) the amount of revenue is fixed and determinable, net of provisions for estimates of sales discounts, returns and allowances; and (4) collectibility is reasonably assured.

Determination of criteria (4) is based on management’s judgments regarding the collectibility of those revenues.

Inventory

The Company values inventory at the lower of the actual cost or its current estimated market value.  The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. In response to strategic changes in product direction made in June 2004 under its recently appointed CEO and continued soft response to its new releases in the first half of 2004, the Company undertook a comprehensive review of its worldwide inventory during the second quarter.  As a result of this review, an additional inventory valuation reserve of $13 million (pre tax) was recorded in the quarter to reflect inventory in the core segment at its lower of cost or market value.  The Company expects to sell substantially all of this inventory through other than its normal sales channels.  A significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand, however the Company manages inventory and monitors product purchasing to minimize this risk.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, the Company’s ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, results of any enforcement action by the People’s Republic of China (“PRC”) authorities with respect to the Company’s PRC operations, the resolution of various legal matters, possible delays in the introduction of new products, customer acceptance of products, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the ability to obtain debt financing to fund acquisitions, the current and future outlook of the global retail market, and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, there has been a reduction in the market risk of the Company due the significant reduction in marketable securities discussed in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.  There are no other material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2004, the registrant held its annual meeting of shareholders to elect ten Directors to its Board of Directors.  Each of the ten nominated directors was elected without contest.  No other matters were brought before the shareholders at the annual meeting.  The votes for and the votes withheld for each of the nominees for director were as follows:

Nominee	For	%	Withhold	%
Raphael Benaroya	17,130,155	87.9	2,357,746	12.1
Angelica Berrie	18,982,919	97.4	504,982	2.6
Carl Epstein	19,054,787	97.8	433,114	2.2
Andrew R. Gatto	19,000,533	97.5	487,368	2.5
Ilan Kaufthal	17,130,719	87.9	2,357,182	12.1
Charles Klatskin	18,999,329	97.5	488,572	2.5
Joseph Kling	18,999,229	97.5	488,672	2.5
William A. Landman	18,999,529	97.5	488,372	2.5
Sidney Slauson	18,994,733	97.5	493,168	2.5
Josh S. Weston	18,835,235	96.7	652,666	3.3

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits to this Quarterly Report on Form 10-Q.

10.87

Offer to Purchase Specific Options dated May 28, 2004, as amended, incorporated herein by reference to Amendment No. 4 to the Statement on Schedule TO, as filed with the Securities and Exchange Commission on June 30, 2004.

	10.88	Letter of Transmittal, incorporated herein by reference to Exhibit (a)(1)(iii) of the Statement on Schedule TO, as filed with the Securities and Exchange Commission on May 28, 2004.

	10.89	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 100,000 shares of Common Stock.

	10.90	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 150,000 shares of Common Stock.

	31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

	31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

	32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

	32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

b)

During the quarter ended June 30, 2004, the Company filed a current report on Form 8-K (i) on April 12, 2004, with respect to a press release covering the declaration of a special dividend of $7 per share, earnings guidance for 2004, the appointment of a new CEO and the termination of the Board of Directors exploration of various strategic alternatives as previously announced in the Company’s press release of November 5, 2003 and (ii) on May 4, 2004 with respect to the issuance of a press release covering, among other things, results of operations and financial conditions for the first quarter ended March 31, 2004.

Items 1 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date: August 9, 2004		John D. Wille
Vice President and Chief Financial Officer

Exhibit Index

10.89	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 100,000 shares of Common Stock.
10.90	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 150,000 shares of Common Stock.
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.