Form 10-Q
period 2004-09-30
RUSS BERRIE & CO INC
filed 2004-11-09
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 2, 2004 was as follows:

CLASS	OUTSTANDING AT November 2, 2004
Common Stock, $0.10 stated value	20,823,717

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$64,581	$81,535
Marketable securities	7,914	150,515
Accounts receivable, trade, less allowances of $ 3,085 in 2004 and $ 3,841 in 2003	68,741	82,795
Inventories — net	41,600	51,921
Prepaid expenses and other current assets	3,980	4,517
Deferred income taxes	15,128	9,671
Total current assets	201,944	380,954

Property, plant and equipment — net	40,848	46,108
Goodwill	10,141	10,353
Intangible assets	17,551	17,564
Other assets	6,589	7,769
Total assets	$277,073	$462,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,314	$10,318
Accrued expenses	29,349	28,684
Accrued income taxes	—	8,000
Total current liabilities	33,663	47,002
Deferred income taxes	328	328
Total liabilities	$33,991	$47,330
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2004, 26,460,001 shares; 2003, 26,296,995 shares	2,646	2,631
Additional paid in capital	88,452	85,197
Retained earnings	251,317	428,704
Accumulated other comprehensive income	10,817	9,036
Treasury stock, at cost (5,636,284 shares at September 30, 2004 and at December 31, 2003)	(110,150)	(110,150)

Total shareholders’ equity	243,082	415,418
Total liabilities and shareholders’ equity	$277,073	$462,748

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Net sales	$79,272	$87,848	$198,405	$242,566

Cost of Sales	41,893	41,228	117,094	112,618

Gross profit	37,379	46,620	81,311	129,948

Selling, general and administrative expense	35,349	32,217	103,819	98,032

Investment and other income-net	310	1,131	2,501	4,403

Income (loss) before provision(benefit) for income taxes	2,340	15,534	(20,007)	36,319

Provision (benefit) for income taxes	92	3,939	(7,141)	10,567

Net income (loss)	$2,248	$11,595	$(12,866)	$25,752

Net income (loss) per share:
Basic	$0.11	$0.56	$(0.62)	$1.25
Diluted	$0.11	$0.56	$(0.62)	$1.25

Weighted average shares:
Basic	20,829,000	20,628,000	20,767,000	20,581,000
Diluted	20,829,000	20,732,000	20,767,000	20,681,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(12,866)	$25,752
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,949	4,885
Provision for accounts receivable reserves	1,095	1,448
Provision for inventory reserves	14,426	840
Deferred income taxes – net	(5,457)	—
Realized loss on other investments	—	1,537
Loss on sale of Bright of America, Inc.	235
Other	1,764	1,147
Changes in assets and liabilities:
Accounts receivable	11,733	(12,288)
Inventories	(6,379)	(5,407)
Prepaid expenses and other current assets	425	154
Other assets	1,178	(841)
Accounts payable	(5,690)	(882)
Accrued expenses	1,237	(1,268)
Accrued income taxes	(8,000)	1,712
Total adjustments	11,516	(8,963)
Net cash (used in) provided by operating activities	(1,350)	16,789

Cash flows from investing activities:
Purchase of marketable securities and other investments	(322,794)	(354,196)
Proceeds from sale of marketable securities and other investments	464,618	328,259
Proceeds from sale of property, plant and equipment	4,715	17
Capital expenditures	(1,527)	(6,437)
Net cash provided by (used in) investing activities	145,012	(32,357)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,270	2,836
Dividends paid to shareholders	(164,520)	(17,289)
Net cash (used in) financing activities	(161,250)	(14,453)

Effect of exchange rate changes on cash and cash equivalents	634	4,748
Net (decrease) in cash and cash equivalents	(16,954)	(25,273)
Cash and cash equivalents at beginning of period	81,535	93,513
Cash and cash equivalents at end of period	$64,581	$68,240

Cash paid during the period for:
Interest	$77	$17
Income taxes	$859	$8,855

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

The Company operates in two segments which consists of the Company’s core gift business and the Company’s non-core business.  The Company’s core business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors.  Until August 2, 2004 the Company’s non-core businesses designed and marketed functional consumer products sold at comparable price points with comparable gross margins to each other and consisted of the Company’s wholly-owned subsidiaries Sassy, Inc. and Bright of America, Inc.  Effective August 2, 2004, the Company sold Bright of America, Inc. (See Note 13 of the Notes to Consolidated Financial Statements).  Sassy’s product line consists of approximately 400 infant and juvenile products that focus on children of the age group between newborn to two years, under the trade name Sassy™, with concept groupings such as bath toys and accessories, development toys, feeding utensils and bowls, pacifiers, bottles, bibs, soft toys, mobiles and feeders.  Sassy also benefits from United States distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria, a developer and manufacturer of children’s products.  Sassy’s products are sold to consumers, primarily in the United States, through mass marketers.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 should be read in conjunction with the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2004 and June 30, 2004 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).

NOTE 2 – FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES AND OTHER INVESTMENTS

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s marketable securities are considered available-for-sale investments.  Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gains and losses) recorded as a component of shareholders’ equity, net of tax, in Accumulated Other Comprehensive Income.  These investments consist primarily of U.S. government obligations, municipal obligations, preferred stock, mutual funds and equity securities.  The Company liquidated, in July 2003, its equity investment in a limited partnership which managed a portfolio of mortgage-backed securities to achieve returns through yield income and price appreciation.  This investment, which had been included in Other Investments in the Consolidated Balance Sheet until its liquidation, was accounted for using the equity method.  Accordingly the Company’s proportionate share of the limited partnership’s income or loss amounting to non-cash loss of $49,000 and $1,537,000 for the three and nine months ended September 30, 2003, respectively, is included in investment and other income-net in the Consolidated Statement of Operations.  Additionally, realized losses on sales of the Company’s available-for-sale marketable securities of $34,000 for the three months ended September 30, 2004 and realized gains of $1,005,000 for the nine months ended September 30, 2004, as determined on a specific identification basis, are included in investment and other income, net in the Consolidated Statement of Operations.  Realized losses on sale of available-for-sale marketable securities of $112,000 and realized gains of $945,000 for the three and nine months ended September 30, 2003, respectively, are included in investment and other income, net in the Consolidated Statement of Operations.

Marketable securities consist of the following:

	As of September 30, 2004
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government obligations	$920,000	$0	$(4,000)	$916,000
Municipal obligations	4,645,000	3,000	(44,000)	4,604,000
Preferred stock & other	954,000	0	(69,000)	885,000
Equity securities	616,000	0	(23,000)	593,000
Asset backed securities	921,000	2,000	(7,000)	916,000

Total marketable securities	$8,056,000	$5,000	$(147,000)	$7,914,000

	As of December 31, 2003
U.S. Government obligations	$23,874,000	$23,000	$(148,000)	$23,749,000
Municipal obligations	98,440,000	131,000	(140,000)	98,431,000
Preferred stock & other	7,946,000	225,000	(68,000)	8,103,000
Equity securities	12,955,000	332,000	(140,000)	13,147,000
Asset backed securities	7,082,000	12,000	(9,000)	7,085,000

Total marketable securities	$150,297,000	$723,000	$(505,000)	$150,515,000

NOTE 3 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Weighted average common shares outstanding	20,829,000	20,628,000	20,767,000	20,581,000

Dilutive effect of common shares issuable under outstanding stock options	—	104,000	—	100,000
Weighted average common shares outstanding assuming dilution	20,829,000	20,732,000	20,767,000	20,681,000

Stock options outstanding at September 30, 2004 to purchase 460,482 shares of common stock were excluded from the computation of earnings per share assuming dilution for such periods as the exercise prices for such options were greater than the average market price of the Company’s Common Stock.  There were no stock options outstanding at September 30, 2003 which were excluded from the computation of earnings per common share assuming dilution because none of the options’ exercise prices were greater than the average market price of the Company’s Common Stock.

NOTE 4 - DIVIDENDS

Cash dividends of $6,249,000 ($0.30 per share quarterly dividend) were paid in the quarter ended September 30, 2004.  Cash dividends of $164,520,000 ($0.30 per share quarterly dividend plus $7.00 per share special dividend) were paid in the nine months ended September 30, 2004.  On April 12, 2004, the Company declared a one-time special cash dividend in the amount of $7.00 per common share payable on May 28, 2004, to shareholders of record of the Company’s Common Stock on May 14, 2004.  This one-time special dividend of $145,808,000 is included in the dividend payment, stated above, for the nine months ended September 30, 2004.  A quarterly dividend of $0.30 per share for the third quarter was paid on September 3, 2004, to shareholders of record of the Company’s Common Stock on August 20, 2004.

Cash dividends of $5,777,000 ($0.28 per share) were paid on August 29, 2003, to shareholders of record of the Company’s Common Stock on August 15, 2003.  Cash dividends of $17,289,000 ($0.28 per share per quarter) were paid in the nine months ended September 30, 2003.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s Common Stock and payment of dividends, is reconciled to net income for the three and nine months ended September 30, 2004 and 2003 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$2,248,000	$11,595,000	$(12,866,000)	$25,752,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,282,000	669,000	907,000	5,630,000

Net unrealized gain (loss) on securities available-for-sale	154,000	372,000	(255,000)	94,000
Net unrealized gain (loss) on foreign currency forward exchange contracts and other	586,000	(22,000)	1,129,000	38,000
Other comprehensive income	2,022,000	1,019,000	1,781,000	5,762,000

Comprehensive income (loss)	$4,270,000	$12,614,000	$(11,085,000)	$31,514,000

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

The Company’s core gift business designs, manufactures through third parties and markets a wide variety of gift and home décor products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors.  Until August 2, 2004 the Company’s non-core businesses designed and marketed functional consumer products sold at comparable price points with comparable gross margins to each other and consisted of the Company’s wholly-owned subsidiaries Sassy, Inc. and Bright of America, Inc.  Effective August 2, 2004, the Company sold Bright of America, Inc. (See Note 13 of the Notes to Consolidated Financial Statements).  Sassy’s product line consists of approximately 400 infant and juvenile products that focus on children of the age between newborn to two years, under the trade name Sassy™, with concept groupings such as bath toys and accessories, development toys, feeding utensils and bowls, pacifiers, bottles, bibs, soft toys, mobiles and feeders.  Sassy also benefits from United States distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria, a developer and manufacturer of children’s products.  Sassy’s products are sold to consumers, primarily in the United States, through mass marketers.

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Core:
Net sales	$63,678,000	$73,681,000	$153,412,000	$199,285,000
Income (loss) before income taxes	141,000	13,007,000	(25,593,000)	30,244,000

Non-core:
Net Sales	15,594,000	14,167,000	44,993,000	43,281,000
Income before income taxes	2,199,000	2,527,000	5,586,000	6,075,000

Consolidated:
Net Sales	79,272,000	87,848,000	198,405,000	242,566,000
Income (loss) before income taxes	2,340,000	15,534,000	(20,007,000)	36,319,000

Additionally, total assets of each segment were as follows:

	September 30, 2004	December 31, 2003

Core	$204,163,000	$388,207,000
Non-core	72,910,000	74,541,000

Total	$277,073,000	$462,748,000

As disclosed in the Company’s 2003 10-K , while 86% of purchases are attributable to manufacturers in the People’s Republic of China, the supplier accounting for the greatest dollar volume of purchases accounted for approximately 9% and the five largest suppliers accounted for approximately 34% in aggregate.  The Company utilizes approximately 100 manufacturers in the Far East.  The Company believes that there are many alternative manufacturers for the Company’s products and sources of raw materials.  Based on the above conditions, the Company does not believe there is a concentration risk associated with any significant relationship.

NOTE 8—INVESTMENT AND OTHER INCOME – NET

The significant components of investment and other income—net consist of the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Investment income	$353,000	$926,000	$3,164,000	$4,201,000
Interest (expense)	(13,000)	(4,000)	(77,000)	(17,000)
Foreign currency transactions, net	67,000	69,000	(571,000)	13,000
Other, net	(97,000)	140,000	(15,000)	206,000
Total	$310,000	$1,131,000	$2,501,000	$4,403,000

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” and, therefore, accounts for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method of accounting.  Accordingly, no compensation cost has been recognized for the options granted by the Company except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in non-cash expense of $1,000 and non-cash income of $75,000 during the three months ended September 30, 2004, and September 30, 2003, respectively, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations and non cash income of $222,000 and non-cash expense $7,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively.  These charges relate only to the options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders.  Had compensation cost for the Company’s stock grants been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, in the three months and nine months ended September 30, 2004 and 2003, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Net income (loss) -as reported	$2,248,000	$11,595,000	$(12,866,000)	$25,752,000
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	91,000	393,000	403,000	620,000

Net (loss) income-pro forma	2,157,000	11,202,000	(13,269,000)	25,132,000
Earnings (loss) per share (basic) – as reported	0.11	0.56	(0.62)	1.25
Earnings (loss) per share (basic) – pro forma	0.10	0.54	(0.64)	1.22
Earnings (loss) per share (diluted) – as reported	0.11	0.56	(0.62)	1.25
Earnings (loss) per share (diluted) – pro forma	0.10	0.54	(0.64)	1.22

The fair value of each option granted by the Company is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Dividend yield	3.52%	3.22%	3.52%	3.22%
Risk-free interest rate	2.40%	2.09%	2.40%	2.09%
Volatility	30.71%	32.64%	30.71%	18.72%
Expected life (years)	3.7	2.9	3.7	2.9
Weighted average fair value of options granted during the year	$4.43	$6.37	$4.43	$3.49

NOTE 10 - - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contracts (“Forward Contracts”) to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar.  One of the Company’s domestic subsidiaries periodically enters into Forward Contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the Euro.  These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months.  At September 30, 2004, the Company’s Forward Contracts have expiration dates which range from one to nine months.

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

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment” that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs).  The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees.  The proposed Statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  The proposed requirements in the exposure draft would be effective for public companies for period beginning after June 15, 2005.  The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25.  Therefore, if the FASB adopts this proposed statement, as currently drafted, the Company will have to recognize the fair value of the stock based compensation in the Consolidated Statement of Operations rather than disclosing the pro forma impact of the stock based compensation as the Company currently does in Note 9.

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

The tender offer closed in June 2004 with an aggregate purchase price of approximately $844,000 paid by the Company, which was treated as a compensation expense in the second quarter of 2004.

NOTE 13 – SALE OF BRIGHT OF AMERICA

Effective August 2, 2004, the Company sold substantially all of the net assets from one of its non-core subsidiaries, Bright of America, Inc. (“Bright”).  Assets of approximately $5.8 million less assumed liabilities of $0.8 million were sold for $4.0 million in cash and a $1 million promissory note bearing interest at 9% per annum, payable in 39 months.  The Company recorded a loss of approximately $153,000 net of tax, in the third quarter 2004 as a result of the sale, due primarily to transaction related costs.  During the nine months ended September 30, 2004, Bright generated net sales of approximately $4,900,000 and net income of approximately $300,000.

NOTE 14 – COST ASSOCIATED WITH DISPOSAL ACTIVITY

In 2003, the Company restructured its operations through headcount reductions and the closure of certain facilities.  The restructuring provision of $2.3 million recorded in the third and fourth quarter of 2004, included estimates for separation cost of approximately 115 employees, facilities exit cost and the write-off of certain leasehold improvements.  Although these employees are no longer employees of the Company, payments will continue through the fourth quarter of 2004.  The lease obligations on the closed facilities will be complete in May 2005. These costs are shown in selling, general and administrative expenses in the Consolidated Statement of Operations and are all related to the Company’s core business segment.

On September 28, 2004, Russ Berrie and Company, Inc. announced a corporate restructuring designed to align the Company’s management and sales organization with its strategic plans and to right-size its expense structure.  The restructuring included the immediate elimination of approximately 75 domestic positions, and resulted in a pretax charge of $4.1 million in the third quarter of 2004, primarily related to severance costs.  Although these employees are no longer employees of the Company, payments will continue through the third quarter of 2005.  These costs are shown in selling general and administrative expenses in the Consolidated Statement of Operations and are all related to the Company’s core business segment.

The Company reassesses the reserve requirement under the restructuring plan at the end of each reporting period.  Below is the rollforward of the restructuring accrual:

	Balance 12/31/03	2004 Provision	Payments/ Write-offs	Additional Cost Incurred	Balance at 9/30/04
Employee separation	$488,000	$4,050,000	$550,000	$90,000	$4,078,000
Facility exit cost	87,000	—	69,000	—	18,000
Total	$575,000	$4,050,000	$619,000	$90,000	$4,096,000

See “Overview” of Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the facts and circumstance leading up to the restructuring charges discussed herein.

The Company does expect to incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to “right-size” its infrastructure.  As these cost reduction opportunities have not yet been specifically identified and/or quantified, no estimates as to future restructuring charges can be made at this time.

NOTE 15 – INTANGIBLE ASSETS

The significant components of intangible assets consist of the following:

	September 30, 2004	December 31, 2003

MAM distribution agreement and relationship	$10,400,000	$10,400,000
Sassy trade name	7,100,000	7,100,000
Other intangible assets	51,000	64,000

Total intangible assets	$17,551,000	$17,564,000

NOTE 16 - INVENTORY

The Company values inventory at the lower of the actual cost or its current estimated market value.  The Company regularly reviews inventory quantities on hand, by item, and records a write-down of inventory to fair market value based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item.  In response to strategic changes in product direction made in June 2004 under its recently appointed CEO, the Company undertook a comprehensive review of its worldwide inventory during the second quarter.  As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in the second quarter of 2004 to reflect inventory in the core segment at its lower of cost or market value.  The Company expects to sell substantially all of this inventory through other than its normal sales channels.  See “Overview” above.  A significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand, however the Company manages inventory and monitors product purchasing to minimize this risk.  “See “Overview” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.  Although the Company does not anticipate further material inventory write-downs at this time, a significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand.  The Company manages inventory and monitors product purchasing to minimize this risk.”

NOTE 17 – SUBSEQUENT EVENTS

Applause Trademark

Russ Berrie and Company, Inc. (“RUSS”) and Applause, LLC (“Seller”) entered into a Trademark Purchase Agreement on or about August 11, 2004 (the “Original Agreement”), relating to the sale to RUSS of the “APPLAUSE” and certain related trademarks, together with certain inventory.  Prior to the closing under the Original Agreement, an involuntary bankruptcy petition was filed against the Seller on or about August 31, 2004.  As of September 21, 2004, RUSS and Seller entered into an Amended and Restated Trademark Purchase Agreement, which was substantially similar to the Original Agreement (the “Agreement of Sale”).  As a result of the bankruptcy petition filed against Seller, however, all sales of assets of the Seller were subject to the consent and order of the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.  Pursuant to an order of the Bankruptcy Court, a public auction was held on October 14, 2004 to determine the highest bidder for the assets of the Seller which were being sought to be purchased by RUSS.  As a result of the public auction, the Bankruptcy Court entered an Order on October 15, 2004 authorizing and approving the sale by the Seller to RUSS of the “APPLAUSE” and certain related trademarks, together with certain inventory, pursuant to the Agreement of Sale. As a result of the public auction, the Agreement of Sale provides for a cash purchase price for the trademarks of $7,550,000, and a cash purchase price of the inventory to be purchased being $41,000, unless RUSS and the Seller agree to the sale and purchase of inventory in excess of such amount.  The purchase price was paid at the closing on October 26, 2004.

Potential acquisition

On October 25, 2004, the Company signed a non-binding letter of intent with respect to the potential acquisition by the Company of an entity in a related business, at a purchase price equal to approximately $128,000,000 plus a deferred payment based on performance and transaction costs.  The Company anticipates that the purchase price will be funded substantially with third-party financing, in an amount approximating $125,000,000.  The Company cannot assure that it will enter into a definitive agreement or that a transaction will be consummated.

Sale of Hong Kong office space

Russ Berrie has entered into a provisional sales agreement to sell one of its two office locations in Hong Kong as a result of the Company transitioning a number of functions that had previously been performed in Hong Kong into our offices in mainland China.  A formal sales agreement is expected to be signed before the end of November 2004, with a closing expected in the first quarter of 2005.  As a result of this transaction, the Company expects to receive $2.8 million which will result in a loss of approximately $2.0 million pre-tax.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations.  This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

 The Company’s revenues are primarily derived from sales of its products, a significant portion of which is attributable to sales of products in its core segment.  Sales and operating profits in the Company’s core business segment began to decline during 2003 as a result of several factors discussed in Russ Berrie’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”) and subsequent 10-Q filings, including (i) retailer consolidation and a declining number of independent retail outlets, which in turn had a negative impact on sales from such outlets, (ii) increased competition from other entities which offered lower pricing and achieved greater customer acceptance of their products and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers.  During the first half of 2003, management realized that the factors discussed above were unlikely to abate, and as a result, began an evaluation of how best to respond.  The result was a multi-pronged approach begun in the third quarter of 2003, of which a restructuring was one part.  Such response, as described in the 2003 10-K, consisted of (i) focusing on categorizing and rationalizing its product range, (ii) segmenting its selling efforts to address management’s perception of new customer requirements, (iii) focusing on growing its international business and non-core segment and (iv) restructuring its operations in order to reduce overhead expenses through headcount reductions and the closure of certain domestic showrooms.  Specifically, in the third and fourth quarters of 2003, restructuring charges of $1.3 million and $1.0 million were recorded, respectively, in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”.  The restructurings for both quarters reduced the Company’s future operating expenses, predominantly through lower compensation expense and reduced facilities lease costs, by approximately $4.3 million on an annualized basis commencing in the fourth quarter of 2003.  Liquidity will be improved by a similar amount.  Although these employees are no longer employees of the Company, payments will continue through the fourth quarter of 2004.  The lease obligations on the closed facilities will be complete in May 2005.  All costs associated with this restructuring were recorded in selling, general and administrative expenses.  “See Note 14 to Notes to Consolidated Financial Statements.”

During the first half of 2004, the Company continued to be negatively impacted by the factors discussed above.  As a result, its core business segment’s sales continued to decline, as described in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 (the “2004 10-Qs).  In response to this continued decline, in addition to the initiatives described above, the Company discontinued pursuit of strategic alternatives and hired a new Chief Executive Officer (“CEO”), effective June 1, 2004, all as disclosed in the 2004 10-Qs.  In June 2004, the new CEO implemented a comprehensive strategic review of Russ Berrie’s worldwide inventory, with a view towards his perception of the Company’s future direction in light of the current factors affecting its core business segment.  As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in the second quarter to reflect inventory in the core segment at the lower of its cost or market value.  The Company expects to sell substantially all of this inventory through other than its normal sales channels. Therefore, no future impact on results of operations or liquidity is anticipated related to this additional inventory reserve.  All costs associated with the inventory write-down were recorded in cost of goods sold in the second quarter of 2004.  “Although the Company does not anticipate further material inventory write-downs at this time, a significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand.  The Company manages inventory and monitors product purchasing to minimize this risk.”

Concurrently with the inventory review discussed above, the Company continued to evaluate “right sizing” its infrastructure in response to the changing business environment.  As a result of such evaluation, and as disclosed in the Company’s 8-K filed on September 28, 2004, Russ Berrie reduced headcount by approximately 75 positions and recorded a restructuring charge of $4.1 million in the third quarter 2004.  Future operating expenses, predominantly through reduced employee cost, will be reduced by approximately $7.5 million.  The effects of these reduced costs will begin in the fourth quarter of 2004.  Although these employees are no longer employees of the Company, payments will continue through the third quarter of 2005.  All cost associated with this restructuring have been recorded in selling, general and administrative expenses.  “See Note 14 to Notes to Consolidated Financial Statements.”

The Company does expect to incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to right-size its infrastructure.  As these cost-reduction opportunities have not yet been specifically identified and/or quantified, no estimates as to future restructuring charges can be made at this time.

In addition to the “right-sizing” efforts discussed above, the Company is continuing to respond to these developments affecting its core gift business by (i) hiring a new, experienced executive vice president of sales, who commenced employment on September 27, 2004, (ii) focusing on realigning its product line and distribution channels to better meet the changing demands of its customers and improve its competitive position in the industry, (iii) segmenting its selling efforts with an increased focus on national accounts, (iv) continuing to focus on realigning growth opportunities in its international markets and its non-core business segment, (v) selectively increasing its use of licensing to differentiate its products from its competitors,  including a license of certain intellectual property from Marvel Enterprises executed in June of 2004, execution of an agreement with Tom Wilson in August of 2004 to create a new “Ziggy” line, with Sanrio (creators of “Hello Kitty”) in October, 2004 to market the “KEROPPI” brand, and with Dreamworks SKG in October 2004 to design and market products related to an anticipated 2005 Dreamworks movie release, (vi) pursuing strategic acquisition opportunities; and (vii) implementing a three tiered “good”, “better”, “best” branding strategy within its core segment to differentiate products sold into the mass market, Russ Berrie’s traditional specialty retail market and upscale department store market.  The recent acquisition of the Applause Trademark will serve as the brand platform upon which the Company’s growth in the mass market will be positioned.  See also “Liquidity and Capital Resources” below.

SEGMENTS

The Company operates in two segments which consist of the Company’s core gift business and the Company’s non-core business.  The Company’s core gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors.  Until August 2, 2004 the Company’s non-core businesses designed and marketed functional consumer products sold at comparable price points with comparable gross margins to each other and consisted of the Company’s wholly-owned subsidiaries Sassy, Inc. and Bright of America, Inc.  Effective August 2, 2004, the Company sold Bright of America, Inc. (See Note 13 of the Notes to Consolidated Financial Statements).  Sassy’s product line consists of approximately 400 infant and juvenile products that focus on children of the age between newborn to two years, under the trade name Sassy™, with concept groupings such as bath toys and accessories, development toys, feeding utensils and bowls, pacifiers, bottles, bibs, soft toys, mobiles and feeders.  Sassy also benefits from United States distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria, a developer and manufacturer of children’s products.  Sassy’s products are sold to consumers, primarily in the United States, through mass marketers.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company’s consolidated net sales for the quarter ended September 30, 2004 decreased 9.8% to $79,272,000 compared to consolidated net sales of $87,848,000 for the quarter ended September 30, 2003.  The Company’s core segment’s net sales for the quarter ended September 30, 2004 decreased 13.6% to $63,678,000 compared to core net sales of $73,681,000 for the quarter ended September 30, 2003 primarily as a result of the factors described in the “Overview” above.  Net sales in the Company’s core segment benefited from foreign exchange rates by approximately $2,024,000 in the quarter.  The Company’s non-core segment’s net sales for the quarter ended September 30, 2004 increased 10.1% to $15,594,000 compared to non-core net sales of $14,167,000 for the quarter ended September 30, 2003 primarily as a result of increased sales generated by Sassy.  Non-core sales for the third quarter were negatively impacted in the amount of $2,600,000 by the sale of Bright of America, Inc. effective August 2 2004.

Consolidated gross profit was 47.2% of consolidated net sales for the quarter ended September 30, 2004, as compared to 53.1% of consolidated net sales for the quarter ended September 30, 2003.  Gross profit for the Company’s core segment was 50.5% of net sales for such segment for the quarter ended September 30, 2004 as compared to 56.7% of net sales for the quarter ended September 30, 2003, due primarily to lower selling prices in its core segment.  Gross profit for the Company’s non-core segment was 33.3% of net sales for such segment for the quarter ended September 30, 2004 as compared to 35.0% of net sales for the quarter ended September 30, 2003.

Consolidated selling, general and administrative expense was $35,349,000 or 44.6% of consolidated net sales for the quarter ended September 30, 2004 compared to $32,217,000 or 36.7% of consolidated net sales for the quarter ended September 30, 2003.  This increase in consolidated selling, general and administrative expense is due primarily to the restructuring expenses described in Note 14 of the Notes to Consolidated Financial Statements and the “Overview” above, unfavorable exchange rates variances and costs associated with the Company’s Sarbanes-Oxley Section 404 compliance efforts, partially offset by lower selling costs.

Consolidated investment and other income of $310,000 for the quarter ended September 30, 2004 compares to $1,131,000 for the quarter ended September 30, 2003, a decrease of $821,000, or 72.6%.  This decrease was primarily the result of lower investment income due to lower investment balances (See Notes 2 and 8 of the Notes to Consolidated Financial Statements).

The consolidated provision for income taxes as a percent of income before taxes for the quarter ended September 30, 2004 was 3.9% compared to 25.4% for the quarter ended September 30, 2003.  The third quarter tax expenses, when combined with the tax benefits for the first six months of 2004, reflects the Company’s estimated annual effective tax rate expected for the full year.

Consolidated net income for the quarter ended September 30, 2004 was $2,248,000 compared to consolidated net income of $11,595,000 for the quarter ended September 30, 2003, representing a decrease of $9,347,000 and a decrease of $0.45 per diluted share (See Note 3 of the Notes to Consolidated Financial Statements).  The decrease was primarily the result of lower sales and resultant decreased gross profit in the Company’s core segment, lower selling prices in its core segment, higher selling, general and administrative expenses and lower investment and other income-net, offset, in part, by a lower provision for income taxes, all as described above.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company’s consolidated net sales for the nine months ended September 30, 2004 decreased 18.2% to $198,405,000 compared to consolidated net sales of $242,566,000 for the nine months ended September 30, 2003.  The net sales decline for the nine months ended September 30, 2004 was primarily attributable to the Company’s core segment, as described below.  The Company’s non-core segment’s net sales increased 4.0% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

The Company’s core segment’s net sales for the nine months ended September 30, 2004 decreased 23.0% to $153,412,000 compared to core net sales of $199,285,000 for the nine months ended September 30, 2003 primarily as a result of the factors discussed in the “Overview” above.  Customer bookings were down approximately 24% for the nine months ended September 30, 2004 compared to September 30, 2003.  Net sales in the Company’s core segment benefited from foreign exchange rates by approximately $5,872,000 for the nine months ended September 30, 2004.  The Company’s non-core segment’s net sales for the nine months ended September 30, 2004 increased 4.0% to $44,993,000 compared to non-core net sales of $43,281,000 for the nine months ended September 30, 2003.  Non-core sales year-to-date were also negatively impacted by the sale of Bright of America, Inc.

Consolidated gross profit was 41.0% of consolidated net sales for the nine months ended September 30, 2004 as compared to 53.6% of consolidated net sales for the nine months ended September 30, 2003.  The erosion in the consolidated gross profit percentage is primarily due to a significant increase to our inventory reserve requirement (as discussed below) and lower selling prices in the core segment.  In response to strategic changes in product direction made in June 2004 under its recently appointed CEO, the Company undertook a comprehensive review of its worldwide inventory during the second quarter.  As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in the second quarter to reflect excess inventory in the core segment at the lower of its cost or market value.  The Company expects to sell substantially all of this inventory through other than its normal sales channels.  See “Overview” above and Note 16 of the Notes to Consolidated Financial Statements for a discussion of the additional inventory write-down.  Gross profit for the Company’s core segment was 43.2% of net sales for such segment for the nine months ended September 30, 2004 as compared to 57.6% of net sales for the nine months ended September 30, 2003.  Gross Profit for the Company’s non-core segment was 33.4% of net sales for such segment for the nine months ended September 30, 2004 as compared to 34.9% of net sales for the nine months ended September 30, 2003.

Consolidated selling, general and administrative expense was $103,819,000 or 52.3% of consolidated net sales for the nine months ended September 30, 2004 compared to $98,032,000 or 40.4% of consolidated net sales for the nine months ended September 30, 2003.  This increase in consolidated selling, general and administrative expense is due primarily to the restructuring expenses described in Note 14 to the Notes to Consolidated Financial Statements and the “Overview” above, unfavorable exchange rates variances, costs associated with the Company’s tender offer for outstanding plan options (See Note 12 of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” below) and costs associated with the Company’s Sarbanes-Oxley Section 404 compliance efforts, partially offset by lower selling costs.

Consolidated investment and other income of $2,501,000 for the nine months ended September 30, 2004 compares to $4,403,000 for the nine months ended September 30, 2003, a decrease of $1,902,000 or 43.2%.  This decrease was primarily the result of lower investment income due to lower investment balances and higher foreign exchange losses for the nine months ended September 30, 2004 as compared nine months ended September 30, 2003 in the Company’s core segment (See Notes 2 and 8 of the Notes to Consolidated Financial Statements).

The consolidated benefit/provision for income taxes as a percent of income before taxes for the nine months ended September 30, 2004 was a benefit of 35.7% compared to a provision of 29.1% for the nine months ended September 30, 2003.  The increase in the rate reflects the Company’s estimated a benefit of annual effective tax rate primarily due to lower relative tax-exempt interest income and charitable contributions.

Consolidated net loss for the nine months ended September 30, 2004 was $12,866,000 compared to consolidated net income of $25,752,000 for the nine months ended September 30, 2003, representing a decrease of $38,618,000 and a decrease of $1.87 per diluted share (See Note 3 of the Notes to Consolidated Financial Statements).  The decrease was primarily the result of lower sales and resultant decreased gross profit in the Company’s core segment due to lower selling prices in its core segment, in addition to the impact of previously discussed inventory write-down, higher selling, general and administrative expenses and lower investment and other income-net, offset, in part, by a benefit for income taxes, all as described above.

Liquidity and Capital Resources

As of September 30, 2004, the Company had cash, cash equivalents and marketable securities of $72,495,000 compared to $232,050,000 at December 31, 2003.  As of September 30, 2004 and December 31, 2003, working capital was $168,281,000 and $333,952,000, respectively.  These decreases are predominantly the result of the payment of the special $7.00 per share dividend discussed in Note 4 of the Notes to Consolidated Financial Statements and below.

As of September 30, 2004 and December 31, 2003, the Company had marketable securities of $7,914,000 and $150,515,000 respectively, included in the amounts above.  This decrease is primarily a result of the Company’s sale of a significant portion of the Company’s available-for-sale marketable securities during the nine months ended September 30, 2004 to fund the aforementioned special dividend.  As of September 30, 2004, marketable securities investments consisted primarily of U.S. government obligations, municipal obligations, preferred stock, mutual funds and equity securities.  For more information regarding financial instruments, see Note 2 of the Notes to Consolidated Financial Statements.

Cash and cash equivalents decreased by $16,954,000 during the nine months ended September 30, 2004 compared to a decrease of $25,273,000 for the same period in the prior year.  Net cash used by operating activities was approximately $1,350,000 during the nine months ended September 30, 2004 as compared to cash provided by operating activities of approximately $16,789,000 during the nine months ended September 30, 2003.  This decrease of $18,139,000 was due primarily to the net loss in 2004 compared to net income in 2003, payments to reduce tax liabilities and accounts payable, offset in part by cash provided by the collection of accounts receivable and the provision for inventory reserve.  Net cash provided by investing activities was approximately $145,012,000 for the nine months ended September 30, 2004 as compared to net cash used in investing activities of approximately $32,357,000 for the nine months ended September 30, 2003.  This increase of approximately $177,369,000 was due primarily to the receipt of proceeds from sales of marketable securities in the nine months ended September 30, 2004 as compared to the purchase of marketable securities in the nine months ended September 30, 2003.  Net cash used in financing activities of $161,250,000 and $14,453,000 for the nine months ended September 30, 2004 and 2003, respectively, consisted primarily of dividends paid to shareholders, described below.

During the nine months ended September 30, 2004, the Company paid approximately $859,000 for income taxes.  The Company currently expects that its cash flows will exceed any income tax payments during 2004.

Working capital requirements during the nine months ended September 30, 2004 were met entirely through internally generated funds.  The Company anticipates capital expenditure requirements for 2004 to be approximately $2,000,000 primarily for continued system implementation and development costs.  After payment of such expenditures in addition to the other expenditures described in the remainder of this “Liquidity and Capital Resources” section, the Company remains in a liquid position, and management believes that the resources available from cash and cash equivalents, marketable securities, operations and bank lines of credit are sufficient to meet the foreseeable requirements of its business.  Notwithstanding the foregoing, the Company may consider the use of debt financing to fund the prospective acquisitions (discussed below).

Cash dividends of $6,249,000 ($0.30 per share quarterly dividend) were paid in the quarter ended September 30, 2004.  Cash dividends of 164,520,000 ($0.30 per share per quarter plus $7.00 per share special dividend) were paid in the nine months ended September 30, 2004.  On April 12, 2004, the Company declared a one-time special cash dividend in the amount of $7.00 per common share payable on May 28, 2004, to shareholders of record of the Company’s Common Stock on May 14, 2004.  This one-time special dividend of $145,808,000 is included in the dividend payment, stated above, for the nine months ended September 30, 2004.  The quarterly dividend of $0.30 per share for the third quarter was paid on September 3, 2004, to shareholders of record of the Company’s Common Stock on August 20, 2004.  Management does not believe that the payment of such dividends had a material impact on the Company’s results of operations.

On September 28, 2004, the Company announced a corporate restructuring, discussed in detail in the “Overview” above, which resulted in a pre-tax charge of approximately $4.1 million in the third quarter of 2004, primarily related to severance costs.  Management does not believe that payment of such costs will have a material impact on the Company’s financial condition or cash flows.

Russ Berrie and Company, Inc. (“RUSS”) and Applause, LLC (“Seller”) entered into a Trademark Purchase Agreement on or about August 11, 2004 (the “Original Agreement”), relating to the sale to RUSS of the “APPLAUSE” and certain related trademarks, together with certain inventory.  Prior to the closing under the Original Agreement, an involuntary bankruptcy petition had been filed against the Seller on or about August 31, 2004.  As of September 21, 2004, RUSS and Seller entered into an Amended and Restated Trademark Purchase Agreement, which was substantially similar to the Original Agreement (the “Agreement of Sale”).  As a result of the bankruptcy petition filed against Seller, however, all sales of assets of the Seller were subject to the consent and order of the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.  Pursuant to an order of the Bankruptcy Court, a public auction was held on October 14, 2004 to determine the highest bidder for the assets of the Seller which were being sought to be purchased by RUSS.  As a result of the public auction, the Bankruptcy Court entered an Order on October 15, 2004 authorizing and approving the sale by the Seller to RUSS of the “APPLAUSE” and certain related trademarks, together with certain inventory, pursuant to the Agreement of Sale. As a result of the public auction, the Agreement of Sale provides for a cash purchase price for the trademarks of $7,550,000, and a cash purchase price of the inventory to be purchased being $41,000, unless RUSS and the Seller agree to the sale and purchase of inventory in excess of such amount.  The purchase price was paid at the closing on October 26, 2004.  Management does not believe that payment of the foregoing amount had a material impact on the Company’s results of operations or financial condition.

Russ Berrie has entered into a provisional sales agreement to sell one of its two office locations in Hong Kong as a result of the Company transitioning a number of functions that had previously been performed in Hong Kong into our offices in mainland China.  A formal sales agreement is expected to be signed before the end of November 2004, with a closing expected in the first quarter of 2005.  As a result of this transaction, the Company expects to receive $2.8 million which will result in a loss of approximately $2.0 million pre-tax.  The Company does not expect that the sale will have a material impact on the Company’s financial condition or cash flow.

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

The Board of Directors had previously authorized the Company to repurchase 7,000,000 shares of common stock.  As of September 30, 2004, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program in March 1990.  During the nine months ended September 30, 2004, the Company did not repurchase any shares.

As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, on May 7, 2004, the Company announced that the Board of Directors has authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission on May 7, 2004, May 28, 2004, June 15, 2004, June 22, 2004 and June 30, 2004, respectively.  The tender offer closed in June 2004, with an aggregate purchase price of approximately $844,000 paid by the Company, which was recorded as a compensation expense in the second quarter of 2004.  Management does not believe that payment of the foregoing amount had a material impact on the Company’s results of operations or financial condition.

As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, effective August 2, 2004, the Company sold its wholly-owned subsidiary, Bright of America, Inc. for an aggregate purchase price of $5,095,000 net of disposal cost of $380,000.  (See Note 13 to the Notes to Consolidated Financial Statements.)  The sale did not have a material impact on the Company’s results of operations and financial condition.

The Company has entered into certain transactions with related parties which are disclosed in Note 13 of the Notes to Consolidated Financial Statements and ITEM 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  With respect to such transactions, the Company’s lease of its South Brunswick New Jersey facility expired in May 2004, and the Company is now occupying the facility on a month-to-month basis.  The parties are currently in discussions related to entering into a new lease.  In addition, in connection with the Company’s lease of its Petaluma California facility which is scheduled to expire in June 2005, the Company’s option to extend the term of the current lease by one year has expired and the parties are currently in discussions related to entering into a new lease. Finally, with respect to Hounsdown Inc., the lessor of the Hounsdown UK facility, Angelica Berrie is now its sole shareholder.

The Company is dependent upon information technology systems in many aspects of its business.  The Company is continuing implementation of an Enterprise Resource Planning (“ERP”) system for the Company’s core businesses, which began in 2002.  In 2002 and 2003, the Company successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide.  The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach.  The Company’s worldwide headquarters in the United States completed the implementation of the finance module of the new ERP system in the first quarter of 2003 and transitioned to the order management and inventory modules during the second quarter of 2003.  During 2003 and continuing in 2004, the Company’s international subsidiaries began and continue to phase-in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is now anticipated by the end of the third quarter of 2005.  This extended timetable is meant to continue to enable the Company to enhance its proficiency in utilizing the new system, to help ensure the efficiency of the international implementations and allow the Company to meet its obligations regarding internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.  The Company has experienced certain startup issues but has not experienced any significant business disruptions related to the replacement of these systems.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that the Company believes will not have a material adverse impact on the Company’s consolidated financial condition, results of operations and cash flows.

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review in 2003 of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations.  As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and continues to take appropriate corrective actions.  As a result, although the relevant PRC authorities have broad discretion with respect to the imposition of sanctions on noncompliant companies, the Company does not expect the consequences, if any, of these matters to have a material impact on its results of operations, financial condition or cash flows.

The Board of Directors has discontinued the exploration of various strategic alternatives that had previously been reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Consistent with its past practices and in the normal course of its business, the Company regularly reviews and is pursuing acquisition opportunities of varying sizes.  As discussed above, the Company may consider the use of debt financing to fund such prospective acquisitions.  In connection therewith, on October 25, 2004, the Company signed a non-binding letter of intent with respect to the potential acquisition by the Company of an entity in a related business, at a purchase price equal to approximately $128,000,000 plus a deferred payment based on performance.  The Company anticipates that the purchase price will be funded substantially with third-party financing, in an amount approximating $125,000,000.  There can be no assurance, however, that the Company will enter into a definitive agreement with respect to such potential acquisition or that a transaction will be consummated.

Contractual Obligations

As of September 30, 2004, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations as described under the caption “Contractual Obligations” of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Off Balance Sheet Arrangements

As of September 30, 2004, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that effect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management.  There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report but for the change in inventory write-down described in “Results of Operations – Nine Months Ended September 30, 2004 and 2003” above.  The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ from those estimates under different assumptions or conditions.

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

The Company principally recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of a sales arrangement exists; (2) delivery has occurred or services rendered; (3) the amount of revenue is fixed and determinable, net of provisions for estimates of sales discounts, returns and allowances; and (4) collectibility is reasonably assured.

Determination of criteria (4) is based on management’s judgments regarding the collectibility of those revenues.

Inventory

The Company values inventory at the lower of the actual cost or its current estimated market value.  The Company regularly reviews inventory quantities on hand, by item, and records a write-down of inventory to fair market value based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item.  In response to strategic changes in product direction made in June 2004 under its recently appointed CEO, the Company undertook a comprehensive review of its worldwide inventory during the second quarter.  As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in the second quarter of 2004 to reflect inventory in the core segment at its lower of cost or market value.  The Company expects to sell substantially all of this inventory through other than its normal sales channels.  See “Overview” above and Note 16 to Notes to Consolidated Financial Statements.  Although the Company does not anticipate further material inventory write-downs at this time, a significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand.  The Company manages inventory and monitors product purchasing to minimize this risk.  A significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand, however the Company manages inventory and monitors product purchasing to minimize this risk.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, the Company’s ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, results of any enforcement action by the People’s Republic of China (“PRC”) authorities with respect to the Company’s PRC operations, the resolution of various legal matters, possible delays in the introduction of new products, customer acceptance of products, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the ability to obtain debt financing to fund acquisitions, the current and future outlook of the global retail market, and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, there has been a reduction in the market risk of the Company due the significant reduction in marketable securities discussed in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.  There are no other material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

10.92	Executive Employment Agreement dated August 24, 2004 between Russ Berrie and Company, Inc. and Lynn Moran

10.93	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and John T. Toolan

10.94	Option Purchase and Sale Agreement dated as of September 10, 2004, by and between Russ Berrie and Company, Inc. and Christopher Robinson

10.95	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and William Landman

10.96	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Joseph Kling

10.97	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Raphael Benaroya

10.98	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Josh Weston

10.99	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Carl Epstein

10.100	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Ilan Kaufthal

10.101	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and Charles Klatskin

10.102	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and Sidney Slauson

10.103	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Jeff Bialosky

10.104

Order of US Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code

10.105	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto;

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date: November 9, 2004		John D. Wille
Vice President and Chief Financial Officer

Exhibit Index

10.92	Executive Employment Agreement dated August 24, 2004 between Russ Berrie and Company, Inc. and Lynn Moran
10.93	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and John T. Toolan
10.94	Option Purchase and Sale Agreement dated as of September 10, 2004, by and between Russ Berrie and Company, Inc. and Christopher Robinson
10.95	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and William Landman
10.96	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Joseph Kling
10.97	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Raphael Benaroya
10.98	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Josh Weston
10.99	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Carl Epstein
10.100	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Ilan Kaufthal
10.101	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and Charles Klatskin
10.102	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and Sidney Slauson
10.103	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and JeffBialosky
10.104

Order of US Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code

10.105	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto;
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002