Form 10-K
period 2004-12-31
RUSS BERRIE & CO INC
filed 2005-03-31
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission files number 1-8681

RUSS BERRIE AND COMPANY, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
111 Bauer Drive, Oakland, New Jersey	07436
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (201) 337-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.10 stated value	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2004 was $215,287,470.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 22, 2005, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	20,824,475

Documents Incorporated by Reference

Certain portions of the Registrant’s definitive Proxy Statement, relating to Registrant’s Annual Meeting of Shareholders to be held on May 4, 2005 (the “2005 Proxy Statement”), are incorporated by reference into Part III of this report.

PART I

ITEM 1.                BUSINESS

Russ Berrie and Company, Inc. is a leading designer, importer, marketer and distributor of gift, infant and juvenile consumer products with annual net sales of $266 million in 2004. The term “Company” refers to Russ Berrie and Company, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Russ Berrie and Company was founded in 1963 by the late Mr. Russell Berrie and in 2004 celebrated its 41st year of business. The Company was incorporated in New Jersey in 1966 and its common stock has been traded on the New York Stock Exchange under the symbol “RUS” since its initial public offering on March 29, 1984.

All of our periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website located at www.russberrie.com as soon as reasonably practicable, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file such reports or amendments with the SEC. To access our SEC reports or amendments, log onto our website and click onto the word “Investors Relations” on the menu and then onto the “SEC Filings” link provided under “Investor News”. The contents of the Company’s website are not incorporated into this report.

The Company maintains its principal executive offices at 111 Bauer Drive, Oakland, New Jersey, 07436, along with its flagship 18,000 square foot showroom and also maintains satellite showrooms in Atlanta, Chicago, Dallas and Los Angeles, domestically and internationally in Australia, Canada, England, China and Hong Kong. The Company’s wholly-owned subsidiaries are located worldwide with distribution centers situated in key locations in the United States, in New Jersey, California, Michigan, as well as in Canada, the United Kingdom and Australia. The Company’s telephone number is (201) 337-9000.

The Company primarily operates in three segments which consist of the Company’s gift business, the Company’s infant and juvenile business, and the Company’s non-core business. As prior to the acquisition of Kids Line, LLC, the Company had two reportable segments, the Company has restated its 2003 and 2002 segment disclosures to conform to the current segment classifications. See Note 22 of the Notes to Consolidated Financial Statements for a discussion the reclassification of the Company’s segments and Note 3 for a discussion of the acquisition of Kids Line, LLC.

The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors. The Company’s gift products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad and effective marketing of its products, efficient distribution, high product quality and commitment to customer service.

The Company’s infant and juvenile businesses design and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products,  and consists of Sassy, Inc., since its acquisition on July 26, 2002, and Kids Line LLC, since its acquisition as of December 15, 2004. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy specialty, food, drug and independent retailers, apparel stores and military post exchanges.

The Company’s non-core business consists of Bright of America, Inc., whose products include educational products, placemats, candles and home fragrance products. These products were sold to customers primarily in the United States through mass marketers. This business was sold on July 31, 2004 effective August 2, 2004.

The Company maintains a direct salesforce and distribution network to serve its customers in the United States, Europe, Canada and Australia. In countries where the Company does not maintain a direct salesforce and distribution network, the Company’s products are sold through distributors. See Note 22 of the Notes to Consolidated Financial Statements for information regarding segment and geographic information.

For a discussion of the implementation of various Company initiatives during 2004, including a restructuring, an expansion of its infant and juvenile segment, an increased use of licensing, and implementation of a branding strategy, see Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” under the captions “Overview” and “Results of Operations—Years Ended December 31, 2004 and 2003”.

PRODUCTS

The Company’s gift product line of approximately 8,600 products are marketed under the trade names and trademark RUSS® and APPLAUSE®  The APPLAUSE® trade name was purchased on October 26, 2004. The extensive gift line encompasses both seasonal and everyday products that focus on theme or concept groupings such as collectible heirloom bears, stuffed animals, wedding, anniversary and baby gifts, tabletop accessories and home décor, including home and garden accessories, glass, porcelain and ceramic gifts and contemporary lifestyle gifts and accessories. Extensive seasonal lines include products for all major holidays.

Most of the Company’s gift products have suggested retail prices between $1.00 and $30.00. Product sales are highly diverse and, as such, no single gift item represented more than 1% of the Company’s gift segment’s net sales in 2004 or 1% of the Company’s consolidated net sales in 2004.

The Company’s infant and juvenile product line currently consists of approximately 2,600 products that principally focus on children of the age group newborn to two years, primarily under the trade names Sassy™ and Kids Line™. Sassy has concept groupings such as bath toys and accessories, developmental toys, feeding utensils and bowls, pacifiers, bottles, bibs, soft toys, mobiles and feeders. Sassy’s benefits from United States distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria, a developer and manufacturer of children’s products. As of December 15, 2004, when the Company acquired Kids Line, LLC, (see Note 3 to the Notes to Consolidated Financial Statements), the Company’s infant and juvenile product line has been expanded to include Kids Line™ products. Kids Line™ products primarily consist of infant bedding and related accessories such as blankets, rugs, mobiles, nightlights, hampers, lamps, and wall art.

Most of the Company’s infant and juvenile businesses’ products have suggested retail prices between $4.00 and $200.00. Product sales are highly diverse and, as such, no single infant and juvenile item represented more than 5% of the Company’s infant and juvenile segment’s net sales in 2004 or 1% of the Company’s consolidated net sales in 2004.

The Company’s non-core product line included products such as educational products, placemats, candles and home fragrance products, under the trade name Greenbrier\Scentex®.

DESIGN AND PRODUCTION

The Company has a continuing program of new product development. The Company (or its relevant subsidiary) designs most of its own gift and infant and juvenile products and then generally evaluates consumer response in selected unaffiliated retail stores and consumer focus groups. Items are added to the product line only if they can be obtained and marketed on a basis that meets the Company’s profitability standards.

The Company has approximately 140 employees responsible for its gift and infant and juvenile product development and design located in the United States and in the Far East. Generally, a new design is brought to market in less than one year after a decision is made to produce the product. Sales of the Company’s products are, in large part, dependent on the Company’s ability to identify and react quickly to changing consumer preferences and to effectively utilize its sales and distribution systems to bring new products to market.

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

Substantially all of the Company’s gift and infant and juvenile products are produced by independent manufacturers, generally in the Far East, under the quality review of the Company’s personnel. During 2004, approximately 88% of the Company’s products were produced in the Far East, approximately .5% in the United States and approximately 11.5% in other foreign countries. Purchases in the United States predominantly consist of displays, corrugated and retail packaging items and plastic feeding items.

The Company utilizes approximately 112 manufacturers in the Far East, with facilities primarily in the People’s Republic of China (“PRC”). During 2004, approximately 88% of the Company’s dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under US tariff laws, which provides a favorable category of US import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

A significant portion of the Company’s staff of approximately 221 employees in Hong Kong and Korea, and the cities of Shenzhen and Qingdao in the PRC, monitor the production process with responsibility for the quality, safety and prompt delivery of the Company’s products as well as design and product development as described earlier. Members of the Company’s Far East staff make frequent visits to such manufacturers. Certain of the Company’s manufacturers sell exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials. In 2004, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 13% of such purchases and the five largest suppliers accounted for approximately 41% in the aggregate. As such, Company does not believe there is a concentration of risk associated with any significant relationship.

MARKETING AND SALES

The Company’s gift business products are marketed primarily through its own direct salesforce of approximately 384 full-time employees as of December 31, 2004. The Company’s gift business maintains a telemarketing department which is responsible for servicing the Company’s smaller customers. The Company’s gift products are sold directly to retail customers in the United States and certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, department stores, military post exchanges and internet companies. During 2004, the Company sold gift products to approximately 34,000 customers worldwide.

No single customer in the Company’s gift segment accounted for more than 3% of the Company’s consolidated net sales.

The Company’s infant and juvenile segment’s products are marketed through its own direct salesforce of approximately 8 full-time employees as of December 31, 2004 and through independent manufacturers’ representatives to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, toy specialty, food, drug and independent retailers, apparel stores and military post exchanges. During 2004, the Company sold infant and juvenile products to approximately 1,800 customers worldwide. No single customer in the Company’s infant and juvenile segment accounted for more than 5% of the Company’s consolidated net sales, however, the Company’s infant and juvenile segment is dependent on several customers, the loss of one or more of which could have a material impact on the infant and juvenile segment’s net sales.

The Company’s non-core segment’s products were marketed through its own direct salesforce and through independent manufacturers’ representatives to retail customers in the United States.

The Company’s products are sold under the RUSS®, RUSS® baby, Sassy™, APPLAUSE®, and Kids Line™ brand names and under trademark names of licensed products.

The Company reinforces the marketing efforts of its salesforce through an active promotional program, including showrooms, participation in trade shows, trade and consumer advertising and a program of seasonal and theme based catalogs. The Company maintains a marketing plan which recognizes its most valued gift segment customers as “Preferred Partners”, based upon attainment of certain sales levels, and offers them special benefits and privileges including, but not limited to, access to exclusive product offerings and dedicated customer service.

The Company believes that effective packaging and merchandising of its product lines are also very important to its marketing success. Many products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then recycled or discarded when all the products have been sold. The Company also offers to its customer’s semi-permanent freestanding Lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company’s products at retail locations.

The Company believes that customer service is another essential component of its marketing strategy and therefore maintains a Customer Service Department that responds to customer requests, investigates and resolves problems and generally assists customers.

The Company believes its general terms of sale are competitive with others in its industries and provides extended payment terms to its gift segment’s customers, which do not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasonal items. The Company has a general policy that all sales are final.

The Company also maintains a direct salesforce and distribution network to serve its gift segment’s customers in England, Holland, Belgium, Ireland, Spain, Germany, Austria, Canada, France and Australia. Where the Company does not maintain a direct salesforce and distribution network, the Company’s gift segment’s products are sold worldwide through distributors. The Company’s consolidated foreign sales, including export sales from the United States, aggregated $96,749,000, $121,059,000 and $112,898,000 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 22 of the Notes to Consolidated Financial Statements for additional geographic and segment information.

DISTRIBUTION

The Company’s gift customers are located in the United States and throughout the world and are principally served through U.S. distribution centers in South Brunswick, New Jersey, and Petaluma, California each of which receives products directly from suppliers and then distributes such products to the

Company’s gift customers. The Company also maintains distribution facilities in the Toronto, Canada area, in Southampton, England and the Sydney, Australia area, to serve its gift customers in Canada, Europe and Australia, respectively. The Company generally uses common carriers to distribute its products to its customers. See ITEM 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”.

The Company’s infant and juvenile customers are located primarily in the United States and are served by distribution centers in Grand Rapids, Michigan and Southgate, California.

The Company’s non core customers are located primarily in the United States and were served by a distribution center in Summerville, West Virginia until the sale of Bright of America, Inc. effective August 2, 2004.

SEASONALITY

In addition to its everyday products, the Company’s gift segment produces specially designed products for holiday seasons which include: Christmas/Chanukah, Easter, Valentine’s Day, Father’s Day, Halloween/Thanksgiving, Mother’s Day, St. Patrick’s Day and Graduation/Secretary’s Day.

During 2004, gift items specially designed for individual seasons accounted for approximately 32% of the Company’s consolidated net sales; no individual season accounted for more than 14% of the Company’s consolidated net sales.

The following table sets forth the Company’s consolidated quarterly sales as a percentage of the consolidated annual sales during 2004, 2003 and 2002.

	QUARTERLY SALES
	2004		2003		2002
Quarter Ended	Sales	%	Sales	%	Sales	%
	(In Thousands)
March 31	$65,713	24.7	$87,551	26.6	$77,602	24.1
June 30	$53,420	20.1	$67,167	20.4	$66,042	20.6
September 30	$79,272	29.8	$87,848	26.6	$95,740	29.8
December 31	$67,554	25.4	$87,121	26.4	$81,971	25.5

The pattern of the Company’s gift segment sales is influenced by the shipment of seasonal merchandise. The Company ships the majority of orders each year for Christmas in the quarter ended September 30, for Valentine’s Day in the quarter ended December 31 and for Easter in the quarter ended March 31. The Company’s infant and juvenile segment is not significantly influenced by shipments of seasonal merchandise, nor was the non-core segment.

BACKLOG

It is characteristic of the Company’s gift segment for seasonal merchandise orders to be taken in advance of shipment. The Company’s gift segment represents 76% of the Company’s backlog at December 31, 2004. The Company’s infant and juvenile segment is not significantly influenced by shipments of seasonal merchandise. The Company’s consolidated backlog at December 31, 2004 and December 31, 2003 was $21,678,000 and $16,150,000, respectively. The increase in backlog is related to Kids Line LLC products. It is expected that substantially all of the Company’s backlog at December 31, 2004 will be shipped during 2005.

COMPETITION

The Company’s gift segment operates in a highly competitive market. The Company believes that the principal competitive factors in the gift segment include price/value, marketing ability, reliable delivery, product design, and quality and customer service. The Company believes that its positive principal competitive factors are its marketing ability, reliable delivery, propriety product design, quality, customer service and licensing agreements. Certain of the Company’s existing or potential competitors, however, may have financial resources that are greater than those of the Company, greater customer acceptance of products and/or more profitable distribution outlets.

The infant and juvenile segment industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, many of which are substantially larger and have greater financial and other resources than the Company. We compete with a number of different competitors, depending on the product category, and compete against no single company across all product categories. Our competition includes large, infant and juvenile product companies and specialty infant and juvenile products makers. We compete principally on the basis of brand name recognition, product quality, innovation, propriety product design, customer service and price/value relationship. In addition, we believe that we compete favorably with respect to breadth of product line.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office. The Company has registered, in various countries throughout the world, the trademark RUSS® with a distinctive design and APPLAUSE®, for use on most of its gift products, and Sassy™ and Kids Line™ for use in its infant and juvenile products.  The Company believes its copyrights, trademarks and patents are valid, and have pursued a policy of aggressively protecting them from infringement. Copyright and trademark protections are limited or even unavailable in some foreign countries and preventing unauthorized use of the Company’s intellectual properties can be difficult even in countries with substantial legal protection. In addition, the portion of the Company’s business that relies on the use of intellectual property is subject to the risk of challenges by third parties claiming infringement of their proprietary rights. However, even in light of the Company’s increased use of licensing (discussed below) it does not consider its business materially dependent on copyright, trademark or patent protection due to the availability of substitutes, creation of other designs, and the variety of other Russ® products.

The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. The Company’s gift segment is increasing its use of licensing to differentiate its products from its competitors,  including licenses of certain intellectual property entered into during 2004 from (i) Marvel Enterprises, Inc. relating to Spider-Man® and X-Men™ classic characters and certain other characters; (ii) Andrew McMeel Universal (licensing representative for Ziggy® and Friends, Inc.) to create a “Ziggy”® product  line, (iii) Sanrio, Inc. to develop and market certain products in connection with the  “KEROPPI” property; (iv) DreamWorks Animation L.L.C. to design and market certain products related to an anticipated 2005 animated movie; (v) Warner Brothers Consumer Products Inc. relating to Scooby-Doo™ and certain other characters; and (vi) Hasbro International, Inc. and Simm R Schuster, Inc. relating to the Raggedy Ann and Andy™ property. All license agreements other than the MAM agreement discussed below, are for three year terms with extensions possible if agreed to by both parties.   The Company’s infant and juvenile segment’s primary license is with MAM Babyartikel GmbH, of Vienna, Austria, which has a remaining term of six years. Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements.

EMPLOYEES

As of December 31, 2004, the Company employed approximately 1,340 persons. The Company considers its employee relations to be good; most of the Company’s employees are not covered by a collective bargaining agreement. The numbers of employees represented by a collective bargaining agreement are in the Company’s infant and juvenile segment and are approximately 55 employees or 4% of the Company’s total employees, and 25% of the Company’s infant and juvenile segment’s employees.

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

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review in 2003 of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and is taking appropriate corrective actions, including the establishment of a new subsidiary in the PRC which became effective January 2004, and settlement of prior year individual income tax underpayments and associated penalties, totaling approximately $464,000, which was expensed in 2004.

ITEM 2.                PROPERTIES

The principal facilities of the Company’s gift segment consist of its corporate offices in Oakland, New Jersey, (120,000 square feet), and distribution centers in South Brunswick, New Jersey, (521,794 square feet), and Petaluma, California, (234,200 square feet), all of which the Company leases. Additionally, leased principal office and distribution facilities are located in Southampton, England, (157,000 square feet) and in the Sydney, Australia area. One of the Company’s segment’s wholly-owned subsidiaries, Amram’s Distributing, Limited, owns a facility in Toronto, Canada that serves as its office and distribution facility. The Company also operates showroom facilities for its gift business segment in Oakland, New Jersey; Los Angeles, California; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Sydney, Australia; Montreal, Vancouver and Toronto, Canada; Southampton, England; and Kowloon, Hong Kong. Certain showrooms are located within the leased facilities listed above; others are leased separately with remaining lease terms primarily ranging between one and fifteen years.

The Company owns one of the facilities used by its infant and juvenile operations, the office and distribution facility Grand Rapids, Michigan. The other facility, used by its infant and juvenile operations located in South Gate, California, is leased.

The Company owned the facility used by its non-core operations in Summerville, West Virginia, until its sale on August 2, 2004.

Ableco Finance LLC, as agent, has a lien on substantially all of the assets of the Company, pursuant to the terms of the Security Agreement dated as of December 15, 2004 among the Company, its domestic subsidiaries party thereto and Ableco. (See Note 8 to the Notes to Consolidated Financial Statements). Such lien includes a mortgage on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, MI (the “Facility Encumbrance”). California KL Holdings, Inc., as agent, has a subordinated lien with respect to the Facility Encumbrance, among other things, pursuant to the terms of the Subordinated Security Agreement dated as of December 15, 2004 among the agent, the Company and its domestic subsidiaries party thereto (See Note 8 to the Notes of Consolidated Financial Statements).

The facilities of the Company are maintained in good operating condition and are, in the aggregate, adequate for the Company’s purposes and are generally fully utilized. At December 31, 2004 the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to eighteen years.

Certain of the properties leased by the Company’s gift segment are leased from parties related to the late Russell Berrie, including Angelica Berrie, entities established by him or his estate. See Note 16 to the Notes to Consolidated Financial Statements and ITEM 13—“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”, with respect to encumbrances on the Company’s South Brunswick facility.

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

NAME	AGE	POSITION WITH THE COMPANY
Jeffrey A. Bialosky	45	Senior Vice President—National Accounts
Arnold S. Bloom(2)	62	Vice President, General Counsel and Secretary
Teresa Chan	50	Vice President—Far East Operations
Andrew R. Gatto(1)(3)	57	President and Chief Executive Officer
Eva J. Goldenberg(2)	43	Vice President—Human Resources
Thomas K. Higgerson(2)	56	Vice President—Global Logistics
Y.B. Lee	59	Senior Vice President—Design and Development, Far East and President—Korean Operations
Lynn Moran(3)	54	Executive Vice President—Sales
James J. O’Reardon, Jr.(2)	61	Vice President—Corporate Audits
Chris Robinson(3)	50	President of International Division
Thomas J. Sancetta	41	Vice President—Inventory Management
Michael M. Saunders(2)	33	Vice President—Business Processes and Chief Information Officer
John D. Wille(3)	49	Vice President and Chief Financial Officer

(1)          Member of the Company’s Board of Directors

(2)          Member of the Company’s Disclosure Committee

(3)          Member of the Company’s Executive Management Board

Jeffrey A. Bialosky was appointed Senior Vice President—National Accounts in February 2004 and joined the Company as Senior Vice President—Product Development (Plush) in April 2003. Prior to joining the Company, Mr. Bialosky was employed with Commonwealth Toy, a designer, developer, manufacturer and marketer of toys to the mass market, as Senior Vice President of Product Development and Marketing since February of 1995.

Arnold S. Bloom has been employed by the Company as Vice President, General Counsel and Secretary since January 1988.

Teresa Chan was appointed Vice President—Far East Operations in January 2004. Ms. Chan was elected as an officer of the Company in October 1999 and had been employed by the Company as Vice President—International Sales since January 1997.

Andrew R. Gatto joined the Company as President and Chief Executive Officer in June, 2004. Prior to joining the Company, Mr. Gatto was employed with Toys “R” Us as Senior Vice President, Product Development, Imports and Strategic Sourcing since October 1997.

Eva J. Goldenberg was elected an officer of the Company in January 2001 and has been employed by the Company as Vice President—Human Resources since April 2000. Prior to that, Ms. Goldenberg was Director of Human Resources since September 1999 and Associate General Counsel since August 1994.

Thomas K. Higgerson has been employed by the Company as Vice President—Global Logistics since January 2000. Prior to joining the Company, Mr. Higgerson was employed with Hygrade Integrated Logistics Systems, Inc., a third party logistics Company, as Executive Vice President, responsible for operations, information systems, transportation/logistics, and project management, since March 1997.

Y.B. Lee has been employed by the Company as Senior Vice President—Design and development Far East Operations and President of Korean Operations since June 1996.

Lynn Moran joined the Company as Executive Vice President-Sales in September, 2004. Prior to joining the Company, Ms. Moran was employed with Masterfoods USA as National Sales Director since February 2004. Prior to that, Ms. Moran held the position of President of Ethel M Chocolates, the gourmet confectionary company of Masterfoods, since October 1999.

James J. O’Reardon, Jr. has been employed by the Company as Vice President—Corporate Audits since April 2000. Prior to that, Mr. O’Reardon was Vice President—Administration since September 1997.

Chris Robinson was appointed President of International Division in February 2003. Prior to that Mr. Robinson had served as Managing Director of Russ Berrie U.K. Ltd. since June 1988.

Thomas J. Sancetta was appointed Vice President—Inventory Management in July 2003. Mr. Sancetta was elected an officer of the Company in January 2003 and had been employed by the Company as Vice President—Sales Administration since January 2002. Prior to that Mr. Sancetta was Director of Internal Audit since September 1997.

Michael M. Saunders has been employed with the Company as Vice President—Business Processes and Chief Information Officer since March 2001. Prior to joining the Company, Mr. Saunders was employed with Danskin, Inc., a manufacturer of active wear, dancewear and leg wear, as Chief Information Officer since April 2000. Prior to that, Mr. Saunders was employed by the Jenna Lane Group, a manufacturer of children’s wear and women’s wear, as Vice President & Chief Information Officer since December 1998.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

At February 28, 2005, the Company’s Common Stock was held by 478 shareholders of record. The Company’s Common Stock has been traded on the New York Stock Exchange, under the symbol RUS, since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

2004	HIGH	LOW
First Quarter	$37.24	$31.20
Second Quarter	36.14	19.10
Third Quarter	20.57	18.01
Fourth Quarter	24.12	20.25

2003	HIGH	LOW
First Quarter	$35.33	$30.01
Second Quarter	37.25	31.87
Third Quarter	36.51	32.95
Fourth Quarter	36.10	32.51

The Board of Directors declared its first dividend to holders of the Company’s Common Stock in November 1986. Since then, a cash dividend has been paid quarterly. The quarterly dividend rate was increased from $0.28 in 2003 to $0.30 per common share in 2004. In addition to the regular quarterly dividend in 2004, the Board declared a special dividend of $7.00 per share that was paid in June 2004.

In accordance with the terms of the Financing Agreement between the Company and certain of its subsidiaries, the lenders named therein and Ableco Finance LLC, as collateral agent and administrative agent, dated as of December 15, 2004 as amended on March 18 and March 31, 2005, (the “Financing Agreement’’), as long as all or any portion of the Term Loan is outstanding, the Company is not permitted to declare and/or pay dividends unless, except in all cases with respect to the dividend to be declared by the Company on March 31, 2005 and paid during the month of April, 2005 (the “First Quarter 2005 Dividend”), (i) no Default or Event of Default (as defined in the Financing Agreement) shall have occurred and be continuing either before or after giving effect to such declaration and payment; (ii) at the time of declaration of such dividends, the chief financial officer of the Company shall have certified in writing to the Agent that as of such date and after due investigation and inquiry, such chief financial officer has no reason to believe that, after giving effect to the payment of such dividends, the Company will not be in compliance with any of the financial covenants in the Financing Agreement generally as of the end of the fiscal quarter in which such dividends are to be paid; and (iii) the Company satisfies a minimum Consolidated EBITDA test for the fiscal quarter immediately preceeding the fiscal quarter in which such dividend is to be paid (in any event, no such dividend shall exceed $6,250,000 per quarter); provided further, notwithstanding the foregoing or any other provision of the Financing Agreement, (a) the Company may declare and pay only the December 2004 Dividend in the fiscal quarter ending December 31, 2004; (b) the amount of the First Quarter 2005 Dividend shall be no greater than either (i) ten cents ($0.10) per share or (ii) $2,100,000; and (c) the Company may declare and pay a dividend not greater than either $0.05 per share (subject to corresponding adjustment for stock splits, stock dividends and recapitalizations) or $1,050,000 for each of the second, third and fourth quarters of 2005, provided that the Company has the Dollar Equivalent Amount of Qualified Cash (as defined in the Financing Agreement) of at least $55,000,000, after giving effect to any such dividend, and the Company is in compliance with clauses (i), (ii) and (iii) above. In light of the foregoing, the Company cannot assure the ability to pay dividends in the future. See Item 7. Managements Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources “Kids Line and Related Financing” for a discussion of the amendments to the Financing Agreement since its execution as of December 15, 2004 and Note 8 to the Notes to Consolidated Financial Statements for a description of the material terms of the Financing Agreement as amended.

See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan information.

ITEM 6.                SELECTED FINANCIAL DATA

Years Ended December 31	2004*	2003*	2002*	2001	2000
	(Dollars in Thousands, Except Per Share Data)
Summary of Operations
Net Sales	$265,959	$329,687	$321,355	$294,291	$300,801
Cost of Sales	155,389	154,639	145,050	132,611	132,908
(Loss)/Income before Provision for Income Taxes	(25,363)	48,432	63,638	57,670	71,104
(Benefit)/Provision for Income Taxes	(5,363)	13,703	17,618	17,496	23,163
Net (Loss) Income	(20,000)	34,729	46,020	40,174	47,941
Net (Loss) Income Per Share:
Basic	(0.96)	1.69	2.25	2.00	2.37
Diluted	(0.96)	1.68	2.24	1.99	2.37
Dividends Per Share**	8.20	1.12	1.04	1.46	.88
Balance Sheet
Working Capital	$119,293	$333,952	$314,321	$322,936	$304,022
Property, Plant and Equipment, net	28,690	46,108	42,096	24,623	26,745
Total Assets	411,098	462,748	430,452	386,644	367,009
Long Term Debt including current portion	125,000	—	—	—	—
Shareholders’ Equity	234,516	415,418	388,891	354,417	334,591
Statistical
Current Ratio	2.6	8.1	8.6	11.0	10.4
Return on Average Shareholders’ Equity	(6.2)%	8.6%	12.4%	11.7%	14.7%
Net Profit Margin	(7.5)%	10.5%	14.3%	13.7%	15.9%
Number of Employees	1,340	1,591	1,750	1,563	1,498

Notes to Selected Financial Data

*                    The years ended December 31, 2004, December 31, 2003 and December 31, 2002 include the results of Sassy, Inc. since its acquisition on July 26, 2002. The year ended December 31, 2004 includes the results of Kids Line, LLC since its acquisition on December 15, 2004. All years include Bright of America Inc., until its sale on August 2, 2004

**             Dividends Per Share for the year ended December 31, 2004 and 2001 includes a one-time special cash dividend in the amount of $7.00 and $0.50 per common share, respectively.

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

OVERVIEW

The Company’s revenues are primarily derived from sales of its products, a significant portion of which is attributable to sales of products in its gift segment. Sales and operating profits in the Company’s gift segment began to decline during 2003 as a result of several factors discussed in Russ Berrie’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”) and subsequent 2004 10-Q filings, including (i) retailer consolidation and a declining number of independent retail outlets, which in turn had a negative impact on sales from such outlets, (ii) increased competition from other entities, both wholesellers and retailers, which offered lower pricing and achieved greater customer acceptance of their products and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers. During the first half of 2003, management realized that the factors discussed above were unlikely to abate, and as a result, began an evaluation of how best to respond. The result was a multi-pronged approach begun in the third quarter of 2003, of which a restructuring was one part. Such response, as described in the 2003 10-K, consisted of (i) focusing on categorizing and rationalizing its product range, (ii) segmenting its selling efforts to address management’s perception of new customer requirements and shifting channels of distribution, (iii) focusing on growing its international business and infant and juvenile segment and (iv) restructuring its operations in order to reduce overhead expenses through headcount reductions and the closure of certain domestic showrooms. Specifically, in the third and fourth quarters of 2003, restructuring charges of $1.3 million and $1.0 million were recorded, respectively, in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. Management believes that the restructurings reduced the Company’s future operating expenses, predominantly through lower compensation expense and reduced facilities lease costs, by approximately $4.3 million on an annualized basis commencing in the fourth quarter of 2003. Management believes that the liquidity has been improved by a similar amount. Although these employees are no longer employees of the Company, and the charges to expense were recorded in the quarter of termination, payments continued through the fourth quarter of 2004. The lease obligations on the closed facilities will be complete in May 2005. All costs associated with this restructuring were recorded in the respective quarters selling, general and administrative expenses. See Note 10 to the Notes to Consolidated Financial Statements for additional information on restructuring charges.

During the first half of 2004, the Company continued to be negatively impacted by the factors discussed above. As a result, its gift segment’s sales continued to decline, as described in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 (the “2004 10-Qs”). In response to this continued decline, in addition to the initiatives described above, the Company discontinued pursuit of previously announced strategic alternatives and hired a new Chief Executive Officer (“CEO”), effective June 1, 2004. In June 2004, the new CEO implemented a comprehensive strategic review of Russ Berrie’s worldwide inventory, with a view towards his perception of the Company’s future direction in light of the current factors affecting its gift segment. As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in cost of sales in the second quarter of 2004 to reflect inventory in the gift segment at the lower of its cost or market value. The Company is selling substantially all of this inventory through other than its normal sales channels. Therefore, no future impact on results of operations or liquidity is anticipated related to this inventory. Although the Company does not anticipate further material inventory write-downs at this time, a significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand. The Company manages inventory and monitors product purchasing to minimize this risk.

Concurrently with the inventory review discussed above, the Company continued to evaluate “right sizing” its infrastructure in response to the changing business environment. As a result of such evaluation, and as disclosed in the Company’s 8-K filed on September 28, 2004, Russ Berrie reduced headcount by approximately 75 positions and recorded a restructuring charge of $4.1 million in the third quarter 2004. Management believes that future operating expenses, predominantly through reduced employee cost, will be reduced by approximately $7.5 million as a result of these reductions. The effects of these reduced costs began in the fourth quarter of 2004. Although these employees are no longer employees of the Company, and the charges were recorded in the third quarter of 2004, payments will continue through the third quarter of 2005. All costs associated with this restructuring have been recorded in selling, general and administrative expenses. See Note 10 to the Notes to Consolidated Financial Statements.

In its continuing efforts to address the negative factors affecting its gift segment and to create more efficient worldwide operations, during the fourth quarter of 2004, the Company continued its “right-sizing” efforts and further reduced headcount by 38 positions in the Company’s Far East operations and recorded a restructuring charge of $.6 million in connection therewith. Management believes that future operating expenses, predominantly through reduced employee cost, will be reduced by approximately of $1.3 million. Also during the fourth quarter, with respect to its domestic operations, the Company reduced headcount by 9 positions and recorded a restructuring charge of $1.6 million in connection therewith. Management believes that future operating expenses, predominantly through reduced employee cost, will be reduced by approximately an aggregate of $1.7 million. The effects of these reduced costs began in the fourth quarter of 2004. Although these employees are no longer employees of the Company, payments will continue through the fourth quarter of 2005. All costs associated with these restructurings have been recorded in selling, general and administrative expenses. See Note 10 to the Notes to Consolidated Financial Statements.

The Company may incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to right-size its infrastructure, although the Company has no current intention to incur any material restructuring charges in the immediate future.

In addition to the “right-sizing” efforts discussed above, the Company is continuing to respond to these developments affecting its gift business by (i) continuing to focus on realigning its product line and distribution channels to better meet the changing demands of its customers and improve its competitive position in the industry, (ii) segmenting its selling efforts with an increased focus on national accounts, (iii) continuing to focus on realigning growth opportunities in its international markets and its infant and juvenile business segment, as demonstrated by the acquisition of Kids Line, LLC as of December 15, 2004, (iv) selectively increasing its use of licensing to differentiate its products from its competitors, including during 2004 the license of certain intellectual property from Marvel Enterprises, Inc. relating to Spider-Man® and X-Men™ classic characters and certain other characters; Andrew McMeel Universal (licensing representative for Ziggy® and Friends, Inc.) to create a “Ziggy”® product line, Sanrio, Inc. to develop and market certain products in connection with the “KEROPPI” property; DreamWorks Animation L.L.C. to design and market certain products related to an anticipated 2005 animated movie (Madagascar™); Warner Brothers Consumer Products Inc. relating to Scooby-Doo™ and certain other characters; and Hasbro International, Inc. and Simm R Schuster, Inc. relating to the Raggedy Ann and Andy™ property, (v) pursuing strategic acquisition opportunities; and (vi) implementing a three tiered “good”, “better”, “best” branding strategy within its gift segment to differentiate products sold into the mass market, Russ Berrie’s traditional specialty retail market and upscale department store market. The recent acquisition of the APPLAUSE ® Trademark will serve as the brand platform upon which the Company’s growth in the mass market will be positioned. See also “Liquidity and Capital Resources” below.

See “Kids Line and Related Financing” under “Liquidity and Capital Resources” below for a discussion on amendments to the Financing Agreement.

SEGMENTS

The Company operates in three segments which consist of the Company’s gift business, the Company’s infant and juvenile business, which is comprised of its wholly-owned subsidiaries, Sassy, Inc. and Kids Line, LLC and the Company’s non-core business, which consisted of Bright of America, Inc., until it was sold by the Company effective August 2, 2004. See Note 22 of the Notes to the Consolidated Financial Statements for a discussion on reclassification of the Company’s segments. The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors. The Company’s infant and juvenile businesses design and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products, and consists of Sassy, Inc., since its acquisition on July 26, 2002, and Kids Line, LLC since its acquisition as of December 15, 2004. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy specialty, food, drug and independent retailers, apparel stores and military post exchanges. The Company’s non-core business consisted of Bright of America, Inc. until August 2, 2004. See also Item 1, “Business” for further discussion of the Company’s products and businesses.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2004 AND 2003

The Company’s consolidated net sales for the year ended December 31, 2004 decreased 19.3% to $265,959,000 compared to $329,687,000 for the year ended December 31, 2003. The net sales decline was primarily attributable to the Company’s gift segment, as described below. The Company’s infant and juvenile segment’s net sales increased 13.7% for the year ended December 31, 2004. Such segment’s net sales included two weeks of Kids Line, LLC net sales (discussed below), as compared to the year ended December 31, 2003.

The Company’s gift segment’s net sales for the year ended December 31, 2004 decreased 24.3% to $203,854,000 compared to $269,327,000 for the year ended December 31, 2003, primarily as a result of the factors discussed in the “Overview” above. Net sales in the Company’s gift segment benefited from foreign exchange rates by approximately $7,466,000 for the year ended December 31, 2004. The Company’s infant and juvenile segment’s net sales for the year ended December 31, 2004 increased 13.7% to $57,216,000 compared to $50,330,000 for the year ended December 31, 2003. Infant and juvenile sales were positively affected by approximately $3,000,000 by the purchase of Kids Line, LLC as of December 15, 2004. Non-core sales for the year ended December 31, 2004 were $4,889,000 compared to $10,030,000 for the year December 31, 2003, primarily as a result of the sale of Bright of America, Inc. effective August 2, 2004.

Consolidated gross profit was 41.6% of consolidated net sales for the year ended December 31, 2004 as compared to 53.1% of consolidated net sales for the year ended December 31, 2003. The erosion in the consolidated gross profit percentage is primarily due to a significant inventory write-down (as discussed below) and competitive pricing pressure in the gift segment. In response to strategic changes in product direction made in June 2004 under its recently appointed CEO, the Company undertook a comprehensive review of its worldwide inventory during the second quarter. As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in the second quarter to reflect excess inventory in the gift segment at the lower of its cost or market value. The Company is selling substantially all of this inventory through other than its normal sales channels. See “Overview” above and Note 6 to the Notes to Consolidated Financial Statements for a discussion of the additional inventory write-down. Gross profit for the Company’s gift segment was 43.7% of net sales for such segment for the year ended December 31, 2004 as compared to 57.1% of net sales for the year ended December 31, 2003 as a result of the forgoing. Gross Profit for the Company’s infant and juvenile segment was 34.1% of net sales for such segment for the year ended December 31, 2004 as compared to 34.6% of net sales for the year ended December 31, 2003. Gross Profit for the Company’s non-core segment was 40.2% of net sales for such segment for the year ended December 31, 2004 as compared to 39.3% of net sales for the year ended December 31, 2003.

Consolidated selling, general and administrative expense was $134,487,000 or 50.6% of consolidated net sales for the year ended December 31, 2004 compared to $132,747,000 or 40.3% of consolidated net sales for the year ended December 31, 2003. This increase in consolidated selling, general and administrative expense is due primarily to a $4.9 million increase in restructuring expenses in 2004 compared to 2003 described in Note 10 to the Notes to Consolidated Financial Statements and the “Overview” above, unfavorable exchange rates variances of $3.9 million, costs associated with the Company’s tender offer for outstanding plan options of $0.9 million (See Notes 10 and 19 of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” below) and costs associated with the Company’s Sarbanes-Oxley Section 404 compliance efforts of $1.7 million, partially offset by lower selling costs of $3.6 million, lower system implementation costs of $1.1 million and the fact that there were no Troll litigation settlement costs in 2004 as compared to $2.9 million expensed in connection therewith in 2003.

Consolidated investment and other income/(expense) was an expense of $1,446,000 for the year ended December 31, 2004 compared to income of $6,131,000 for the year ended December 31, 2003, a decrease of $7,577,000. This decrease was primarily the result of lower investment income due to lower investment balances and the losses associated with a write-down of facilities to fair value at the Company’s offices in Hong Kong and the United Kingdom, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 in the Company’s gift segment (See Note 2 and Note 12 of the Notes to Consolidated Financial Statements).

The income tax (benefit) in 2004 was $(5,363,000) as compared to an income tax provision of $13,703,000 in 2003. This change reflects that the Company incurred a pre-tax loss in 2004 of $(25,363,000) as compared to generating pre-tax income of $48,432,000 in 2003. The consolidated (benefit)/provision for income taxes as a percent of income before taxes for the year ended December 31, 2004 was a (21.1%) benefit compared to a 28.3% expense for the year ended December 31, 2003. The decrease in the effective rate reflects the Company’s taxes on foreign dividend remittances, tax associated with the limitations on the deductibility of anticipated losses related to foreign real estate transactions, an increase in the valuation allowance for deferred tax assets related to state net operating losses, partially offset by lower relative tax-exempt interest income and charitable contributions.

As a result of the foregoing, consolidated net loss for the year ended December 31, 2004 was $20,000,000 compared to consolidated net income of $34,729,000 for the year ended December 31, 2003, representing a decrease of $54,729,000 and a decrease of $2.64 per diluted share. (See Note 15 of the Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2003 AND 2002

The Company’s consolidated net sales for the year ended December 31, 2003 increased 2.6% to $329,687,000 compared to $321,355,000 for the year ended December 31, 2002. The net sales increase was primarily attributable to the Company’s infant and juvenile segment, specifically, from sales generated by Sassy, Inc., acquired in July, 2002, offset, in part by a sales decrease in the Company’s gift segment.

The Company’s gift segment’s net sales for the year ended December 31, 2003 decreased 7.7% to $269,327,000 compared $291,652,000 for the year ended December 31, 2002 due primarily to the sales decrease in its North American operations as a result of the uncertain and changing retail environment, offset, in part, by increased sales in the Company’s international operations, specifically in the European and Australian markets. The Company’s gift segment’s international sales benefited from favorable foreign exchange rates of approximately $11,388,000 in 2003. The Company’s infant and juvenile segment’s net sales for the year ended December 31, 2003 increased 161.4% to $50,330,000 compared to $19,257,000 for the year ended December 31, 2002 as a result of a full year of sales generated by Sassy, Inc. Non-core segment’s net sales for the year ended December 31, 2003 decreased 4.0% to $10,030,000 compared to $10,446,000 for the year ended December 31, 2002.

Consolidated gross profit was 53.1% of consolidated net sales for the year ended December 31, 2003 as compared to 54.9% for the year ended December 31, 2002. Gross profit for the Company’s gift segment were 57.1% of net sales for the year ended December 31, 2003 and were relatively flat as compared to the same period of 2002. Gross profit for the Company’s infant and juvenile segment were 34.6% of net sales for the year ended December 31, 2003 as compared to 35.3% of net sales for the year ended December 31, 2002. Gross profit for the Company’s non-core segment were 39.3% of net sales the year ended December 31, 2003 as compared to 37.5% of net sales for the year ended December 31, 2002. Included in consolidated gross profit for the year ended December 31, 2003 and December 31, 2002 was the cost of charitable donations of certain of the Company’s troll inventory.

Consolidated selling, general and administrative expense was $132,747,000 or 40.3% of consolidated net sales for the year ended December 31, 2003 compared to $121,167,000 or 37.7% for the year ended December 31, 2002, an increase of $11,580,000 or 9.6%. This increase was primarily due to the amount of $5,495,000 for the inclusion of Sassy, Inc. in the Company’s infant and juvenile segment for the full year of 2003, a $2,524,000 charge recorded in the fourth quarter of 2003 for resolution of the troll litigation, restructuring charges of $2,286,000 recorded in the third and fourth quarters of 2003 for headcount reductions and closure of certain of the Company’s showrooms, $4,900,000 due to the impact of changes in foreign currency exchange rates and higher system related spending, offset, in part, by lower spending in the Company’s core business.

Consolidated investment and other income of $6,131,000 for the year ended December 31, 2003 compares to $8,500,000 for the year ended December 31, 2002. This decrease was primarily the result of lower investment income due to lower interest rates and a 2002 reserve reversal of $1,038,000, before tax, for certain reserves related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997, in the Company’s core segment, offset, in part, by a gain of $491,000 for a barter exchange of certain of the Company’s inventory for trade credits, recorded in the fourth quarter of 2003 in the Company’s gift segment.

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

Consolidated net income for the year ended December 31, 2003 was $34,729,000 compared to $46,020,000 for the year ended December 31, 2002, representing a decrease of 24.5% or 25.0% per diluted share. The decrease in consolidated net income was primarily the result of lower sales and resultant gross profit in the Company’s gift segment, increased consolidated selling, general and administrative expense and lower investment and other income, as described above, offset, in part, by increased sales and gross profit due to the inclusion of Sassy, Inc., into the Company’s infant and juvenile segment for the full year of 2003. Included in consolidated net income for the year ended December 31, 2002 was the reversal of certain reserves of $675,000, after tax, related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997, as described above.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents and funds from operations. The Company believes that it will able to fund its capital expenditure requirements for 2005 from such sources. In addition, subject to the discussion below under “Kids Line and Related Financing” with respect to the Earnout Consideration, the Company believes that after payment of the expenditures set forth in this “Liquidity and Capital Resources” section, the Company remains in a liquid position, and that such sources will be sufficient to meet the currently anticipated requirements of its business.

As of December 31, 2004, the Company had cash, cash equivalents and marketable securities of $48,099,000 compared to $232,050,000 at December 31, 2003. As of December 31, 2004 and December 31, 2003, working capital was $119,293,000 and $333,952,000, respectively. These decreases are predominantly the result of the payment of the special $145.8 million ($7.00 per share) dividend discussed in Note 25 of the Notes to Consolidated Financial Statements and below.

As of December 31, 2004 the Company had no marketable securities compared to $150,515,000 as of December 31, 2003. This decrease is primarily a result of the Company’s liquidation of its available-for-sale marketable securities to fund the aforementioned special dividend. Immediately prior to such liquidation, marketable securities investments consisted primarily of U.S. government obligations, municipal obligations, preferred stock, mutual funds and equity securities. For more information regarding financial instruments, see Note 5 of the Notes to Consolidated Financial Statements.

Cash and cash equivalents decreased by $33,436,000 during the year ended December 31, 2004 compared to a decrease of $11,978,000 during 2003. Net cash used by operating activities was approximately $4,414,000 during the year ended December 31, 2004 as compared to cash provided by operating activities of approximately $28,370,000 during the year ended December 31, 2003. This decrease of $32,784,000 was due primarily to the net loss in 2004 compared to net income in 2003, payments to reduce tax liabilities and the requirement for restricted cash under the Financing Agreement described below, offset in part by cash provided by the collection of accounts receivable and the provision for the inventory reserve. Net cash provided by investing activities was approximately $13,999,000 for the year ended December 31, 2004 as compared to net cash used in investing activities of approximately $29,982,000 for the year ended December 31, 2003. This increase of approximately $43,981,000 was due primarily to the receipt of proceeds from sales of marketable securities in the year ended December 31, 2004 as compared to the purchase of marketable securities in the year ended December 31, 2003, offset in part by the payments made in connection with the purchase of Kids Line, LLC and the Applause® trade name. Net cash used in financing activities of $47,242,000 and $19,205,000 for the year ended December 31, 2004 and 2003, respectively, consisted primarily of dividends paid to shareholders, described below, offset in significant part by proceeds from long term debt, described below.

During the year ended December 31, 2004, the Company paid approximately $7,581,000 for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2005 and expects to receive a United States federal tax refund of approximately $9,452,000 generated as a result of net operating loss carry-backs for the calendar year ended December 31, 2004 (the “Tax Refund”).

Working capital requirements during the year ended December 31, 2004 were met entirely through internally generated funds. The Company’s capital expenditures in 2004 were approximately $2,500,000 primarily for continued system implementation and development costs. The Company anticipates capital expenditure requirements for 2005 to be approximately $3,800,000, consisting of distribution center improvements and continued system development costs.

Kids Line and Related Financing

As is more fully described on the Current Report on Form 8-K and Form 8-K/A filed by the Company on December 22, 2004 and March 3, 2005 respectively, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed on December 16, 2004, as of December 15, 2004. At closing, the company paid approximately $130,532,000, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement, however, includes the potential payment of the Earnout Consideration, which is defined as 11.724% of the Agreed Enterprise Value of Kids Line, LLC as of the last day of the three year period ending November 30, 2007 (the “Measurement Period”). The

Earnout Consideration shall be paid at the times described in the Purchase Agreement (approximately the third anniversary of the Closing Date.) The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill if and when it is earned. Because the amount payable with respect to the Earnout Consideration, if any, and the Company’s financial condition at the time any such payment is due, are not currently determinable, the Company cannot assure that payment of the Earnout Consideration will not have a material impact on the Company’s liquidity.

In connection with the Purchase, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004 amended on March 18, 2005 and March 31, 2005, as described below, (the “Financing Agreement”), with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”). The Financing Agreement consists of a term loan in the original principal amount of $125 million which matures on November 14, 2007 (the “Term Loan”). The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto. The terms of the Financing Agreement are further described below and in Note 8 to the Notes to Consolidated Financial Statements.

The Financing Agreement, as originally executed, provided the Company with two interest rate options for the borrowing under the Term Loan, to which a margin spread is added: (1) the LIBOR Rate (which is subject to a minimum rate of 1.75% per annum) plus a spread of 7.00% per annum and (2) JPMorgan Chase Bank’s base or prime rate (the “Reference Rate”) (which is subject to a minimum rate of 4.75% per annum) plus a spread of 4.25% per annum. Pursuant to the terms of the March 31, 2005 amendment, (the “Amendment”) the Term Loan shall bear interest as follows: (i) if the relevant portion of the Term Loan is a LIBOR Rate Loan (as described in the Financing Agreement), at a rate per annum equal to the LIBOR Rate plus 8.00 percentage points, and (ii) otherwise, at a rate per annum equal to the Reference Rate plus 5.25 percentage points; provided that if the Company’s Consolidation EBITDA equals or exceeds the applicable amount set forth opposite the fiscal quarter end appearing below, the Term Loan shall bear interest during the immediately following fiscal quarter, as follows:(i) if the relevant portion of the Term Loan is a LIBOR Rate Loan, at a rate per annum equal to the LIBOR Rate plus 7.00 percentage points, and (ii) otherwise, at a rate per annum equal to the Reference Rate plus 4.25% percentage points:

Fiscal Quarter End	Consolidated EBITDA
March 31, 2005	$29,000,000
June 30, 2005	$34,000,000
September 30, 2005	$39,000,000
December 31, 2005	$44,000,000
March 31, 2006	$46,000,000
June 30, 2006	$50,000,000
September 30, 2006	$52,000,000
December 31, 2006	$52,000,000
March 31, 2007	$55,000,000
June 30, 2007	$55,000,000
September 30, 2007 and thereafter	$55,000,000

Under the Financing Agreement, as amended, the Company is required to make prepayments of the Term Loan in an amount equal to $1,750,000 per quarter with the balance due at maturity. The first such prepayment was made on March 31, 2005; subsequent prepayments will be payable on the last day of the relevant quarter. In connection with the Amendment, further described below, the Company made a $18,250,000 prepayment on March 31, 2005. In addition, beginning with the fiscal year ending

December 31, 2005, the Company will be required to make annual mandatory prepayments of the Term Loan, with specified percentages of excess cash flow (as defined in the Financing Agreement) and the proceeds of certain asset sales, debt issuances, equity issuances, tax refunds other than the Federal tax refund that the Company expects to receive as a result of net operating loss carrybacks for 2004, insurance and other extraordinary receipts.

Ableco Finance LLC, as agent, has a lien on substantially all of the assets of the Company, pursuant to the terms of the Security Agreement dated as of December 15, 2004 among the Company, its domestic subsidiaries party thereto and Ableco (See Note 8 to the Notes to Consolidated Financial Statements). Such lien includes a mortgage on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, MI (the “Facility Encumbrance”). California KL Holdings, Inc., as agent, has a subordinated lien with respect to the Facility Encumbrance, among other things, pursuant to the terms of the Subordinated Security Agreement dated as of December 15, 2004 among the agent, the Company and its domestic subsidiaries party thereto (See Note 8 to the Notes of Consolidated Financial Statements).

On March 18, 2005, the Agent waived, with respect to the year ending December 31, 2004, the Company’s non-compliance with a covenant in the Financing Agreement as originally executed,that limited the amount of its aggregate operating lease expense, and amended such covenant to increase the amount of the annual expense limitation for the term of the Financing Agreement. In addition, the Financing Agreement, as originally executed, contains, among other things, various financial covenants to which the Company and its subsidiaries must adhere on a monthly and quarterly basis (a Funded Debt Ratio, a Fixed Charge Coverage Ratio, a Consolidated EBITDA covenant, an Infant Line EBITDA covenant and a Minimum Qualified Cash covenant, all as defined in the Financing Agreement). The Company was in compliance with such financial covenants as of December 31, 2004. However, because management believed that the Company would not be in compliance as of March 31, 2005, with the Consolidated EBITDA Covenant and the Funded Debt Ratio set forth in the Financing Agreement as originally executed, and had substantial concerns over whether the Company would be in compliance with such covenants for the remainder of 2005, on March 31, 2005, the Agent, the Required Lenders under the Financing Agreement, the Company and its subsidiaries party thereto executed the Amendment, which amended the Consolidated EBITDA covenant for the quarters ending March 31, June 30, September 30 and December 31, 2005 (in light of the additional $18,250,000 prepayment of principal discussed above, no amendment of the Funded Debt Ratio or any other financial covenant was required). Management believes that the Company will be in compliance with such amended covenants and all of the provisions of the Financing Agreement through December 31, 2005. In connection with the Amendment, in addition to the dividend restrictions set forth below, the Company agreed to (i) simultaneously with the execution of the Amendment, prepay a portion of the principal of the Term Loan in the amount of $18,250,000 (in lieu of payment to the Agent of a portion of the Federal tax refund that the Company expects to receive as a result of net operating loss carrybacks for 2004, as required in the original Financing Agreement prior to the Amendment but in addition to the required quarterly principal payment), (ii) amend the interest rate provisions applicable to the term loan as discussed above, (iii) increase the Minimum Qualified Cash level (as defined) required by the Financing Agreement from $40,000,000 to $45,000,000, (iv) maintain the Term Loan LC throughout the term of the Financing Agreement (such Term Loan LC would otherwise have been released of the Funded Debt Ratio is less than 3.0:1.0), and (v) pay a fee of $787,500 in connection with the execution of the Amendment.”

In accordance with the Amendment, as long as all or any portion of the Term Loan is outstanding, the Company is not permitted to declare and/or pay dividends unless, except in all cases with respect to the dividend to be declared by the Company on March 31, 2005 and paid during the month of April, 2005 (the “First Quarter 2005 Dividend”), (i) no Default or Event of Default (as defined in the Financing Agreement) shall have occurred and be continuing either before or after giving effect to such declaration and payment; (ii) at the time of declaration of such dividends, the chief financial officer of the Company shall have certified in writing to the Agent that as of such date and after due investigation and inquiry, such chief financial officer has no reason to believe that, after giving effect to the payment of such dividends, the Company will not be in compliance with any of the financial covenants in the Financing Agreement generally as of the end of the fiscal quarter in which such dividends are to be paid; and (iii) the Company satisfies a minimum Consolidated EBITDA test for the fiscal quarter immediately preceding the fiscal quarter in which such dividend is to be paid (in any event, no such dividend shall exceed $6,250,000 per quarter); provided further, notwithstanding the foregoing or any other provision of the Financing Agreement, (a) the Company may declare and pay only the December 2004 Dividend in the fiscal quarter ending December 31, 2004; (b) the amount of the First Quarter 2005 Dividend shall be no greater than either (i) ten cents ($0.10) per share or (ii) $2,100,000; and (c) the Company may declare and pay a dividend not greater than either $0.05 per share (subject to corresponding adjustment for stock splits, stock dividends and recapitalizations) or $1,050,000 for each of the second, third and fourth quarters of 2005, provided that the Company has the Dollar Equivalent Amount of Qualified Cash (as defined in the Financing Agreement) of at least $55,000,000, after giving effect to any such dividend, and the Company is in compliance with clauses (i), (ii) and (iii) above. In light of the foregoing, the Company cannot assure the ability to pay dividends in the future.

In connection with the original execution of the Financing Agreement, the Company incurred an aggregate of approximately $4,900,000 in specified fees. These costs are included in “other assets” on the Consolidated Balance Sheet for the year ended December 31, 2004 and are being amortized over the three year term of the loan. Additionally, under the Financing Agreement, the Company was required to establish a standby letter of credit of $10,000,000 in support of the Term Loan (the “Term Loan LC”).

Other Events and Circumstances

The following is a discussion of other events that affected liquidity during 2004.

Cash dividends of $6,247,000 ($.30 per share quarterly dividend) were paid in the quarter ended December 31, 2004. Cash dividends of $170,767,000 ($0.30 per share quarterly dividend plus $7.00 per share special dividend) were paid in the year ended December 31, 2004. On April 12, 2004, the Company declared a one-time special cash dividend in the amount of $145,808,000 ($7.00 per common share) payable on May 28, 2004, to shareholders of record of the Company’s Common Stock on May 14, 2004. See the last paragraph of the section above captioned “Kids Line and Related Financing” for a discussion of the restrictions on the Company’s ability to pay dividends (other than a first quarter 2005 dividend in an amount not to exceed $0.10 per share and (ii) $2,100,000), as long as all or any portion of the Term Loan remains outstanding.

During each of the third and fourth quarters of 2004, the Company implemented headcount reductions, discussed in detail in the “Overview” above, which resulted in a pre-tax charge of approximately $4.1 million in the third quarter of 2004, and an aggregate of $2.3 million in the fourth quarter of 2004, primarily related to severance costs.

The Company and Applause, LLC (“Seller”) entered into a Trademark Purchase Agreement on or about August 11, 2004 (the “Original Agreement”), relating to the sale to the Company of the “APPLAUSE” trademark and certain related trademarks, together with certain inventory. Prior to the closing under the Original Agreement, an involuntary bankruptcy petition had been filed against the Seller on or about August 31, 2004. As of September 21, 2004, the Company and Seller entered into an Amended and Restated Trademark Purchase Agreement, which was substantially similar to the Original Agreement (the “Agreement of Sale”). As a result of the bankruptcy petition filed against the Seller, however, all sales of assets of the Seller were subject to the consent and order of the United States Bankruptcy Court, Central District of California, San Fernando Valley Division. Pursuant to an order of the Bankruptcy Court, a public auction was held on October 14, 2004 to determine the highest bidder for the assets of the Seller which were being sought to be purchased by the Company. As a result of the public auction, the Bankruptcy Court entered an Order on October 15, 2004 authorizing and approving the sale by the Seller to the Company of the “APPLAUSE” trademark and certain related trademarks, together with certain inventory, pursuant to the Agreement of Sale. As a result of the public auction, the Agreement of Sale provides for a cash purchase price for the trademarks of $7,550,000, and a cash purchase price of the inventory to be purchased being $41,000. The purchase price was paid at the closing on October 26, 2004.

During the fourth quarter of 2004, the Company entered into a sales agreement to sell one of its two office locations in Hong Kong as a result of the Company transitioning a number of functions that had previously been performed in Hong Kong into our offices in mainland China. The closing occurred in the first quarter of 2005. As a result of this transaction, the Company recorded an impairment charge of $1.9 million pre-tax. In addition, during 2004, the Company had also decided to sell one of its two distribution centers in the UK to reduce future operating expenses. The closing also occurred in the first quarter of 2005. As a result of this transaction, the Company recorded an impairment charge of $1.7 million pre-tax. The Company has recorded both of these assets in “assets held for sale” on the Consolidated Balance Sheet at December 31, 2004.

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy inc. in the infant and juvenile segment.

In March 1990, the Board of Directors had authorized the Company to repurchase an aggregate of 7,000,000 shares of common stock. As of December 31, 2004, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program. During the year ended December 31, 2004, the Company did not repurchase any shares pursuant to this program or otherwise.

As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, on May 7, 2004, the Company announced that the Board of Directors had authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans. The tender offer closed in June 2004, with an aggregate purchase price of approximately $844,000 paid by the Company, which was recorded as a compensation expense in the second quarter of 2004.

As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, effective August 2, 2004, the Company sold its wholly-owned subsidiary, Bright of America, Inc. for an aggregate purchase price of $4,900,000. (See Note 11 to the Notes to Consolidate Financial Statements.)

The Company has entered into certain transactions with related parties which are disclosed in Note 16 of the Notes to Consolidated Financial Statements and ITEM 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”. With respect to such transactions, the Company’s lease of its South Brunswick New Jersey facility expired in May 2004, and the Company has extended the lease through May 2009. In addition, in connection with the Company’s lease of its Petaluma California facility, which is scheduled to expire in June 2005, the Company’s has agreed to an option to extend the term of the current lease by one year. Finally, with respect to Hounsdown Inc., the lessor of the Hounsdown UK facility, Angelica Berrie is now its sole shareholder.

The Company is dependent upon information technology systems in many aspects of its business. The Company is continuing implementation of an Enterprise Resource Planning (“ERP”) system for the Company’s gift businesses, which began in 2002. In 2002 and 2003, the Company successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide. The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach. The Company’s worldwide headquarters in the United States completed the implementation of the finance module of the new ERP system in the first quarter of 2003 and transitioned to the order management and inventory modules during the second quarter of 2003. During 2003 and continuing in 2004, the Company’s international subsidiaries began and continued to phase-in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is now anticipated to be substantially complete by the end of the third quarter of 2005.

This timetable is meant to continue to enable the Company to enhance its proficiency in utilizing the new system, to help ensure the efficiency of the international implementations and allow the Company to continue to comply with its obligations regarding internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company has experienced certain startup issues but has not experienced any significant business disruptions related to the replacement of these systems.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that the Company believes will not have a material adverse impact on the Company’s consolidated financial condition, results of operations and cash flows.

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review in 2003 of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and has taken appropriate corrective actions, including the establishment of a new subsidiary in the PRC effective January 2004, and settlement of prior year individual income tax underpayments and associated penalties, totaling approximately $464,000, which were expensed in 2004.

As previously reported, the Board of Directors has discontinued the exploration of various strategic alternatives that had been reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Consistent with its past practices and in the normal course of its business, the Company regularly reviews and is pursuing acquisition opportunities of varying sizes. The Company may consider the use of debt financing to fund prospective acquisitions. Note that the Financing Agreement imposes restrictions on the Company which could limit its ability to respond to market conditions or to take advantage of business opportunities.

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of December 31, 2004 and the future periods in which such obligations are expected to be settled in cash.

	Total	2005	2006	2007	2008	2009	Thereafter
Operating Lease Obligations(1)	$68,080,000	$8,005,000	$7,476,000	$6,445,000	$5,952,000	$5,200,000	$35,002,000
Purchase Obligations(2)	$11,935,000	$11,935,000	$—	$—	$—	$—	$—
Debt Repayment Obligations(3)	$125,000,000	$25,250,000	$7,000,000	$92,750,000	$—	$—	$—
Commercial Letters of Credit	$5,664,000	$5,664,000	$—	$—	$—	$—	$—
Open Forward Exchange Contracts	$10,209,000	$10,209,000	$—	$—	$—	$—	$—
Royalty Obligations	$4,180,000	$1,222,000	$1,408,000	$950,000	$250,000	$250,000	$100,000
Total Contractual Obligations	$225,068,000	$62,285,000	$15,884,000	$100,145,000	$6,202,000	$5,450,000	$35,102,000

(1)           See Note 17 to the Notes to Consolidated Financial Statements

(2)           The Company’s purchase obligations consist of purchase orders for inventory.

(3)           See Note 8 to the Notes to Consolidated Financial Statements for a description of the Financing Agreement as amended, including provisions that create, increase and/or accelerate obligations thereunder under.

Off Balance Sheet Arrangements

The Company is a guarantor of all payment obligations under a mortgage on one of the properties leased by the Company, as described in further detail in Note 16 of the Notes to Consolidated Financial Statements. Such guarantee was not issued or modified after December 31, 2002. The Company maintains a letter of credit to secure such guarantee and has granted a security interest on accounts receivable and inventory of the Company up to $2,000,000 to secure such guarantee, as described in further detail in Note 16 of the Notes to Consolidated Financial Statements. There have not been any payments or draws under such guarantees or letters of credit since the Company entered into these arrangements in 1983, however, there can be no assurance that no such payments or draws will be required thereunder in the future.

The Company has obligations under certain letters of credit that contingently require the Company to make payments to guaranteed parties upon the occurrence of specified events. See Note 8 of the Notes to Consolidated Financial Statements for further descriptions of the Company’s letters of credit. There have not been any draws under any of the foregoing obligations, however, there can be no assurance that no such draws will be required in the future.

The Company has granted a security interest in substantially all of its assets to Ableco Finance LLC, as collateral agent (the “Collateral Agent”) pursuant to the terms of a Security Agreement dated as of December 15, 2004 among the Company, its domestic subsidiaries party thereto and the Collateral Agent (the “Security Agreement”). The Company has also provided an evergreen irrevocable letter of credit in the amount of $10,000,000 in favor of the Collateral Agent which the Collateral Agent may draw upon if an event of default, or other specified events occur under the Financing Agreement. The Company has also granted a security interest in substantially all of its assets to California KL Holding, Inc. (“California KL”), as agent, pursuant to the terms of a Subordinated Security Agreement dated as of December 15, 2004 among the Company, its domestic subsidiaries party thereto and California KL (the “Subordinated Security Agreement”).

In addition, pursuant to the Financing Agreement, the Company’s domestic subsidiaries have provided guarantees, and pursuant to the Security Agreement, have granted security interests, to the Collateral Agent in substantially all of their real and personal property in order to secure the Company’s obligations to the lenders and such subsidiaries’ guarantees under the Financing Agreement. The Company’s domestic subsidiaries have provided substantially identical guaranties and security interests (in each case subordinated to those granted to the Collateral Agent) to California KL to secure payment of the Earnout Consideration.

CRITICAL ACCOUNTING POLICIES

The SEC had issued disclosure advice regarding “critical accounting policies”, defined as accounting policies that management believes are both most important to the portrayal of the Company’s financial condition and results and require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Note 2 of the Notes to Consolidated Financial Statements include a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. The following, however, is a discussion of those accounting policies which management considers being “critical” within the SEC definition discussed above.

Accounts Receivable, Trade and Revenue Recognition

In the normal course of business, the Company extends credit to customers which satisfy established credit criteria. The Company believes that it does not have a significant concentration of credit risk due to the significant diversity of its customer base. Accounts receivable, trade, as shown on the Consolidated Balance Sheet, is net of allowances, discounts and estimated bad debts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibles based on historical trends and an evaluation of the impact of current and projected economic conditions. If such historical trends or economic conditions deteriorate the results could differ from the Company’s estimates.

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, title and risk of loss has passed to its customers, the selling price is fixed and determinable, net of provisions for estimates of sales discounts, returns and allowances, and collectability is reasonably assured.

Determination of collectability is based on management’s judgments regarding the collectibles of those revenues.

Inventory

The Company values inventory at the lower of cost or estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a write-down of inventory to fair market value based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Based on the Company’s annual test performed in 2004 there was no impairment, however, if actual future cash flows are less than the estimated future cash flows, the Company’s goodwill and intangible assets could be impaired.

The Company uses third party valuation specialists to assist in the valuation of intangible assets and their related estimated lives. The Company follows the provisions of SFAS No. 141 “Business Combinations” in determining whether an intangible asset has an indefinite life or is amortizable.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This statement is a revision to SFAS 123, Stock-Based Compensation and supersedes APB opinion No. 25, accounting for stock issued to employees. SFAS 123 R requires Companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans, based on the grant-date fair value of the award. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the standard to determine its effect on the Consolidated Financial Statements.

In December, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure guidelines for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), in response to the American Jobs Creation Act of 2004 which was signed into law in October 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to repatriate approximately $46 million, the Company’s provision for taxes increased approximately $3.6 million.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company’s ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, results of any enforcement action by the People’s Republic of China (“PRC”) authorities with respect to the Company’s PRC operations, the resolution of various legal matters, possible delays in the introduction of new products, customer acceptance of products, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the ability to obtain debt financing to fund acquisitions, the current and future outlook of the global retail market, the ability to integrate new business ventures, the ability to meet covenants in Financing Agreement and other factors.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily from changes in interest rates and foreign currency exchange rates.

Interest Rate Changes

Marketable Securities

At December 31, 2004, a sensitivity analysis to measure potential changes in the market value of the Company’s investments in marketable securities from a change in interest rates indicates that a one percentage point increase in interest rates would not affect the net aggregate market value of these investments (as the Company liquidated its entire portfolio of marketable securities during 2004) and would have decreased the net aggregate value of such investments by approximately $4,090,131 at December 31, 2003.

Long-Term Debt

The interest applicable to the Term Loan under the Financing Agreement, as amended, is based upon the LIBOR Rate (as defined in the Financing Agreement) and JPMorgan Chase Bank’s prime rate. At December 31, 2004, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $1,250,000. The Company had no long-term debt in 2003. See Note 8 to Notes to Consolidated Financial Statements for a discussion of the interest rate applicable to the Term Loan.

Foreign Currency Exchange Rates

At December 31, 2004 and 2003, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, the Company’s loss before income taxes would increase by approximately $201,000 in 2004 and the Company’s income before income taxes would decrease by approximately $1,436,000 in 2003. The difference in exposure between 2004 and 2003 is primarily attributable to lower foreign sourced income in 2004.

Additional information required for this Item is included in the section above entitled “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 5 of the Notes to Consolidated Financial Statements.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II—Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Russ Berrie and Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Russ Berrie and Company, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Russ Berrie and Company, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Russ Berrie and Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Russ Berrie and Company, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Russ Berrie and Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Russ Berrie and Company, Inc. acquired Kids Line, LLC in December 2004, and management excluded from its assessment of the effectiveness of Russ Berrie and Company Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, Kids Line LLC’s internal control over financial reporting associated with total assets of $23,947,000 and net sales of $3,052,000 included in the consolidated financial statements of Russ Berrie and Company, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Russ Berrie and Company, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Kids Line, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 31, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
March 31, 2005

CONSOLIDATED BALANCE SHEET AT
DECEMBER 31, 2004 and 2003
(Dollars in Thousands)

	2004	2003
Assets (Note 8)
Current assets
Cash and cash equivalents	$48,099	$81,535
Marketable securities	—	150,515
Restricted cash	4,604	—
Accounts receivable, trade, less allowances of $2,950 in 2004 and $3,841 in 2003	75,722	82,795
Inventories, net	47,391	51,921
Prepaid expenses and other current assets	6,090	4,517
Income tax receivable	11,359	—
Deferred income taxes	2,860	9,671
Total current assets	196,125	380,954
Property, plant and equipment, net	28,690	46,108
Goodwill	89,213	10,353
Intangible assets	61,927	17,564
Restricted cash	11,026	—
Deferred income taxes	4,518	—
Other assets	10,852	7,769
Assets held for sale	8,747	—
Total assets	$411,098	$462,748
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$25,250	$—
Accounts payable	12,137	10,318
Accrued expenses	35,204	28,684
Accrued income taxes	4,241	8,000
Total current liabilities	76,832	47,002
Deferred income taxes	—	328
Long term debt excluding current portion	99,750	—
Total liabilities	176,582	47,330
Commitments and contingencies
Shareholders’ equity
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 2004—26,460,759 shares; 2003—26,296,995 shares	2,648	2,631
Additional paid in capital	88,693	85,197
Retained earnings	237,937	428,704
Accumulated other comprehensive income	15,388	9,036
Treasury stock, at cost (5,636,284 shares at December 31, 2004 and 2003)	(110,150)	(110,150)
Total shareholders’ equity	234,516	415,418
Total liabilities and shareholders’ equity	$411,098	$462,748

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
(Dollars in Thousands, Except Per Share Data)

	2004	2003	2002
Net sales	$265,959	$329,687	$321,355
Cost of sales	155,389	154,639	145,050
Gross profit	110,570	175,048	176,305
Selling, general and administrative expense	134,487	132,747	121,167
Investment and other income-net	1,446	(6,131)	(8,500)
(Loss)income before income tax (benefit)provision	(25,363)	48,432	63,638
Income tax (benefit)provision	(5,363)	13,703	17,618
Net (loss)income	$(20,000)	$34,729	$46,020
Net (loss)income per share:
Basic	$(0.96)	$1.69	$2.25
Diluted	$(0.96)	$1.68	$2.24
Weighted average shares:
Basic	20,781,000	20,599,000	20,421,000
Diluted	20,781,000	20,697,000	20,536,000

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands)

					Accumulated Other
					Comprehensive Income
					(Loss)
						Net
						Unrealized
						Gain(Loss)
						on Forward
					Foreign	Exchange
			Additional		Currency	Contracts/
		Common	Paid In	Retained	Translation	Marketable	Treasury
	Total	Stock	Capital	Earnings	Adjustment	Securities	Stock
Balance at December 31, 2001	352,492	2,587	73,794	392,272	(5,459)	1,294	(109,996)
Comprehensive income:
Net income	46,020	—	—	46,020	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $1,612)	4,207	—	—	—	4,207	—	—
Unrealized loss on forward exchange contracts	(1,772)	—	—	—	—	(1,772)	—
Net unrealized loss on securities available-for-sale (net of tax of ($95)	(237)	—	—	—	—	(237)	—
Comprehensive income	48,218
Share transactions under stock plans (301,622 shares)	7,640	31	7,609	—	—	—	—
Cash dividends ($1.04 per share)	(21,245)	—	—	(21,245)	—	—	—
Transactions in treasury shares (7,300 shares)	(214)	—	—	—	—	—	(214)
Balance at December 31, 2002	388,891	2,618	81,403	417,047	(1,252)	(715)	(110,210)
Comprehensive income:
Net income	34,729	—	—	34,729	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $4,447)	11,266	—	—	—	11,266	—	—
Unrealized loss on forward exchange contracts	(330)	—	—	—	—	(330)	—
Net unrealized gain on securities available-for-sale (net of tax benefit of $23)	67	—	—	—	—	67	—
Comprehensive income	45,732
Share transactions under stock plans (133,009 shares)	3,807	13	3,794	—	—	—	—
Cash dividends ($1.12 per share)	(23,072)	—	—	(23,072)	—	—	—
Transactions in treasury shares (3,030 shares)	60	—	—	—	—	—	60
Balance at December 31, 2003	$415,418	$2,631	$85,197	$428,704	$10,014	$(978)	$(110,150)
Comprehensive loss:
Net loss	(20,000)	—	—	(20,000)	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax benefit of $2,434)	5,732	—	—	—	5,732	—	—
Unrealized gain on forward exchange contracts	782					782
Net unrealized loss on securities available-for-sale	(162)	—	—	—	—	(162)	—
Comprehensive loss	(13,648)
Share transactions under stock plans (163,764 shares)	3,513	17	3,496	—	—	—	—
Cash dividends ($8.22 per share)	(170,767)			(170,767)
Balance at December 31, 2004	$234,516	$2,648	$88,693	$237,937	$15,746	$(358)	$(110,150)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(Dollars in Thousands)

	2004	2003	2002
Cash flows from operating activities:
Net (loss)income	$(20,000)	$34,729	$46,020
Adjustments to reconcile net (loss)income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,110	6,859	5,309
Provision for accounts receivable	1,225	1,730	1,513
Income from reserve reversal	—	—	(1,038)
Provision for inventory reserve	14,178
Deferred income taxes	1,964	(2,795)	157
Loss on sale of Bright of America, Inc.	235	—	—
Impairment charges	3,628	—	—
Other	1,572	2,506	73
Change in assets and liabilities net of effects from purchase of Sassy, Inc and Kids Line LLC.:
Restricted cash	(15,630)	—	—
Accounts receivable	18,204	(10,587)	(2,958)
Income tax receivable	(11,359)	—	—
Inventories	(2,580)	(8,364)	2,750
Prepaid expenses and other current assets	(1,143)	379	(204)
Other assets	1,875	(1,530)	(682)
Accounts payable	1,159	(434)	3,731
Accrued expenses	(1,093)	2,340	5,463
Accrued income taxes	(3,759)	3,537	(2,385)
Total adjustments	15,586	(6,359)	11,729
Net cash (used in) provided by operating activities	(4,414)	28,370	57,749
Cash flows from investing activities:
Purchase of marketable securities and other investments	(322,770)	(403,632)	(211,843)
Proceeds from sale of marketable securities and other investments	472,689	382,383	172,324
Proceeds from sale of property, plant and equipment	4,786	53	21
Capital expenditures	(2,495)	(8,786)	(16,963)
Payment for purchase of Kids Line LLC	(130,532)	—	—
Payment for purchase of the Applause trade name	(7,679)	—	—
Payment for Purchase of Sassy, Inc.	—	—	(46,204)
Net cash provided by (used in) investing activities	13,999	(29,982)	(102,665)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,513	3,807	7,640
Dividends paid to shareholders	(170,767)	(23,072)	(21,245)
Proceeds from long-term debt	125,000	—	—
Payment of deferred financing costs	(4,988)	—	—
Issuance (purchase) of treasury stock	—	60	(214)
Net cash used in financing activities	(47,242)	(19,205)	(13,819)
Effect of exchange rate changes on cash and cash equivalents	4,221	8,839	3,376
Net decrease in cash and cash equivalents	(33,436)	(11,978)	(55,359)
Cash and cash equivalents at beginning of year	81,535	93,513	148,872
Cash and cash equivalents at end of year	$48,099	$81,535	$93,513
Cash paid during the year for:
Interest expense	$85	$70	$20
Income taxes	$7,581	$12,353	$20,003

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Russ Berrie and Company, Inc. and its subsidiaries design, manufacture through third parties and market a wide variety of gift, infant and juvenile products to retail stores throughout the United States and countries throughout the world.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Russ Berrie and Company, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) after elimination of intercompany accounts and transactions.

Business Combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires that the purchase method of accounting be used, and that certain other intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. The Company applied SFAS No. 141 with respect to its acquisition of Sassy, Inc. during July 2002, and Kids Line LLC during December 2004.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, title and risk of loss has passed to its customers, the selling price is fixed and determinable, net of provisions for estimates of sales discounts, returns and allowances, and collectability is reasonably assured.

Advertising Costs

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 2004, 2003 and 2002 amounted to $1,887,000, $1,633,000 and $2,253,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and approximate fair market value.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, the Company has estimated that the carrying amount of accounts receivable and accounts payable approximates fair values. The fair value of marketable securities and other investments are based on quoted market prices or other available sources, where applicable. The carrying value of the Company’s long-term debt approximates fair value as the debt was recently incurred in December 2004 and bears interest at a variable market rate.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost or market value.

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

Restricted Cash

Restricted cash classified as a long-term asset on the accompanying balance sheet at December 31, 2004 represents cash collateral required to be maintained for as long as the Company’s long-term debt is outstanding, and cash collateral related to a long-term lease. Restricted cash classified as a current asset represents cash collateral required by certain banks related to commercial letters of credit.

Impairment of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

As described below, goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

The Company has defined its segments as its SFAS 142 reporting units. The Company tests goodwill for impairment on an annual basis in its fourth quarter. Goodwill of a reporting unit will be tested for impairment between annual test if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, reporting units’ fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeded its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairments loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. There was no goodwill impairment in 2004, 2003 and 2002.

Assets Held For Sale

The Company entered into a sales agreement to sell one of its two office locations in Hong Kong as a result of the Company transitioning a number of functions that had previously been performed in Hong Kong into our offices in mainland China. The closing occurred in the first quarter of 2005. As a result of this transaction, the Company recorded an impairment charge of $1.9 million pre-tax. In addition, the Company decided in 2004 to sell one of its two distribution centers in the UK to reduce future operating expenses. The closing also occurred in the first quarter of 2005. As a result of this transaction, the Company recorded an impairment charge of $1.7 million pre-tax. The proceeds from these sales were approximately $8,747,000 which is the carrying value after the impairment charges. The assets are recorded in assets held for sale on the balance sheet at December 31, 2004.

Foreign Currency Translation

Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries’ financial statements, for which the local currency is the functional currency, are recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions are included in investment and other income—net (see Note 12).

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” as disclosed in Note 14. Deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts.

Earnings Per Share

The Company presents both basic and diluted earnings per share in the Consolidated Statement of Income in accordance with SFAS No. 128, “Earnings per Share”. The Notes to the consolidated financial statements reflect basic earnings per share unless otherwise stated or indicated (see Note 15).

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

Comprehensive Income

The Company presents all information required by SFAS No. 130, “Reporting Comprehensive Income”, in the Consolidated Statement of Shareholders’ Equity.

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

Accounting for Stock Options

At December 31, 2004, the Company has stock-based employee compensation plans which are described more fully in Note 19. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation cost has been recognized for the options granted under these Stock Plans except for the effect of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” related to options repriced in 2000, which resulted in a reduction of compensation expense in 2004 of $216,000, and a charge of $13,000 and $210,000 in 2003 and 2002, respectively.

Had compensation cost for the Company’s Stock Plans been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, the Company’s pro forma net (loss) income and related per share amounts would have been as set forth below:

	Years Ended December 31,
	2004	2003	2002
Net (loss) income—as reported	$(20,000,000)	$34,729,000	$46,020,000
Deduction for stock-based compensation expense—pro forma	$255,000	$582,000	$833,000
Net (loss) income—pro forma	$(20,255,000)	$34,147,000	$45,187,000
Net (loss) income per share (basic)—as reported	$(0.96)	$1.69	$2.25
Net (loss) income per share (basic)—pro forma	$(0.97)	$1.66	$2.21
Net (loss) income per share (diluted)—as reported	$(0.96)	$1.68	$2.24
Net (loss) income per share (diluted)—pro forma	$(0.97)	$1.65	$2.20

The fair value of each option granted under the Stock Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	4.87%	3.22%	3.36%
Risk-free interest rate	3.40%	2.09%	3.69%
Volatility	32.90%	16.69%	31.69%
Expected life (years)	3.9	3.5	3.2
Weighted average fair value of options granted during the year	$4.38	$3.05	$6.30

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2004 presentation. In 2004 the Company restated its 2003 and 2002 segment disclosures to be consistent with the current segment classifications. See Note 22 for a discussion of the reclassification of the Company’s segments.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This statement is a revision to SFAS 123, Stock-Based Compensation and supersedes APB opinion No. 25, accounting for stock issued to employees. SFAS 123 R requires Companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans, based on the grant-date fair value of the award. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the standard to determine its effect on the Consolidated Financial Statements.

In December, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure guidelines for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), in response to the American Jobs Creation Act of 2004 which was signed into law in October 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to repatriate approximately $46 million, the Company’s provision for taxes increased approximately $3.6 million.

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

Note 3—Acquisitions

Kids Line

In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed on December 16, 2004, as of December 15, 2004. Kids Line is a designer and distributor of infant bedding products, and its assets consist primarily of accounts receivable and inventory and intangible assets. The purchase price was approximately

$130,532,000, which includes various transaction costs. Additionally, as part of the purchase price, the Company may be obligated to pay contingent consideration (the Earnount Consideration). The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period, (the three year period ended November 30, 2007), and shall be paid at the times described in the Purchase Agreement (approximately the third anniversary of the closing date). The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill when and if it is earned.

In connection with the Purchase, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004 was amended on March 18 and March 31, 2005 (the “Financing Agreement”) with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”). The Financing Agreement consists of a term loan in the original principal amount of $125 million which matures on November 14, 2007 (the “Term Loan”). The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto. The Financing Agreement, is described in Note 8 to the Consolidated Financial Statements.

The acquisition has been accounted for as being the purchase method of accounting and, the results of operations of Kids Line LLC are included in the Company’s Consolidated Statement of Operations since December 16, 2004.

The following table summarizes the allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed at the date of the Kids Line acquisition. The initial purchase price allocation may be adjusted within one year of the purchase date for changes in the estimated fair value of assets acquired and liabilities assumed. The fair values of certain intangibles are based upon a third-party valuation of such assets:

At December 15, 2004
(000’s)
Current assets	$23,466
Property, plant and equipment	230
Other assets	133
Goodwill	79,072
Customer relationships	31,100
Kids Line trade name	5,300
Backlog	358
Non-competition agreement	33
Total assets acquired	139,692
Current liabilities assumed	(9,160)
Net assets acquired	$130,532

Based on an analysis of the provisions of SFAS No. 141, management believes that the customer relationships and Kids Line® trade name intangible assets purchased in the acquisition have an indefinite life. Goodwill of $79,072,000 was assigned to the Company’s infant and juvenile segment. The aggregate amount of goodwill and intangible assets expected to be deductible for tax purposes is estimated to be $115,863,000.

Sassy

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all of the assets of Sassy, Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan, including, but not limited to, real property, tangible personal property, inventory, most accounts receivable, designated contracts, intellectual property rights, governmental authorizations and intangible rights. The assets acquired will continue to be used by the Company in Sassy’s business. In addition to the Sassy brand, the Company also gained distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria. The Company purchased privately held Sassy, Inc. for approximately $46,204,000 (including acquisition costs and a working capital adjustment) using the Company’s own internal funds, based on Sassy’s current and projected earnings before interest, taxes, depreciation and amortization, and working capital. As of December 31, 2004 additional payments, not expected to exceed $840,000, may become payable based on future performance and other measurements through July 2005 and will be expensed as incurred (as further described below) in the Company’s Consolidated Statements of Operations. This amount was reduced from $2,300,000 as of December 31, 2003 due to payments made in 2004 for performance measures met, or certain performance measures not being met. Based on the attributes of the potential earn-out and retention bonus payments that could become payable under the terms of the Sassy asset purchase agreement, the Company determined that the contingent payments were compensation expenses and not additional purchase price in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”. The results of operations of Sassy, Inc. are included in the Company’s Consolidated Statements of Operations since July 26, 2002.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition based upon a third-party valuation of property, plant and equipment and certain intangible assets:

At July 26, 2002
(000’s)
Current assets	$16,995
Property, plant and equipment	4,796
Goodwill	10,141
MAM distribution agreement and relationship	10,400
Sassy trade name	7,100
Backlog	210
Non-competition agreement	90
Total assets acquired	49,732
Current liabilities assumed	(3,528)
Net assets acquired	$46,204

Based on an analysis of the provisions of SFAS No. 141, management believes that the MAM distribution agreement and Sassy trade name purchased in the acquisition have an indefinite life. Goodwill of $10,141,000 was assigned to the Company’s infant and juvenile segment. The aggregate amount of goodwill and intangibles expected to be deductible for tax purposes is estimated to be $27,941,000.

Pro Forma Information (Unaudited)

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2004, 2003 and 2002 assumes the acquisition of Sassy, Inc. and KidsLine LLC occurred as of January 1, of each period.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net sales	$326,066,000	$382,009,000	$379,624,000
Net income	(13,879,000)	37,978,000	49,461,000
Net income per share:
Basic	$(0.67)	$1.84	$2.42
Diluted	$(0.67)	$1.83	$2.41

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

Note 4—Goodwill and Intangible Assets

The significant components of intangible assets consist of the following:

	Weighted Average Amortization Period	December 31, 2004	December 31, 2003
MAM distribution agreement and relationship	Indefinite life	$10,400,000	$10,400,000
Sassy trade name	Indefinite life	7,100,000	7,100,000
Applause trade name	Indefinite life	7,679,000	—
Kids Line customer relationships	Indefinite life	31,100,000	—
Kids Line trade name	Indefinite life	5,300,000	—
Other intangible assets	0.3 years	348,000	64,000
Total intangible assets		$61,927,000	$17,564,000

Other intangible assets as of December 31, 2004 includes Kids Line backlog which is being amortized over two months and Kids Line and Sassy non-compete agreements which are being amortized over four and five years respectively. Other intangible assets in 2003 included the Sassy non-compete agreement. Amortization expense was $107,000, $18,000 and $98,000 in 2004, 2003 and 2002, respectively. Estimated amortization expense for the fiscal years ending December 31, 2005 to December 31, 2009 is $295,000, $26,000, $18,000, $8,000 and $1,000, respectively.

All of the Company’s goodwill is in the infant and juvenile segment. The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

Balance as of December 31, 2003	$10,353,000
Acquisition of goodwill	79,072,000
Disposal of goodwill*	(212,000)
Balance as of December 31, 2004	$89,213,000

* Represents goodwill of Bright of America

Note 5—Financial Instruments

Marketable Securities and other investments

Over the course of 2004, the Company liquidated their marketable securities such that as of December 31, 2004 the balance was zero. This resulted in realized gains on sales of available-for-sale marketable securities of $839,000 for the year ended December 31, 2004, as compared to $2,381,000 and $1,969,000 for the years ended December 31, 2003 and 2002 respectively. The proceeds from the liquidation were used to pay the special $7.00 per share dividend (See Note 25—Dividends).

Marketable securities as of December 31, 2003 consisted of the following:

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

Foreign Currency Forward Exchange Contracts

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months. At December 31, 2004, the Company’s forward contracts have expiration dates which range from one to twelve months.

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

The fair value of the forward contracts was estimated by obtaining quotes for such contracts with similar terms, adjusted where necessary for maturity differences, and is included in the Consolidated Balance Sheet within accrued expenses with the corresponding offset included in accumulated other comprehensive loss. At December 31, 2004 and 2003, $350,000 and $989,000, respectively, relating to Forward Contracts is included in accrued expenses in the Consolidated Balance Sheet.

The Company has forward contracts to exchange British pounds sterling, Canadian dollars and Australian dollars for United States dollars with notional amounts of $9,465,000 and $16,867,000 as of December 31, 2004 and 2003, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $744,000 and no open forward contracts as of December 31, 2004 and 2003, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Concentrations of Credit Risk

As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution. As of December 31, 2004, marketable securities of the Company had been liquidated, thus eliminating the need for investment managers. However, at December 31, 2003, marketable securities were managed by investment managers who operated under board approved guidelines which restricted the investment grade and type of investment and furthermore limited the dollar amount that could be invested in any one instrument.

The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Concentrations of credit risk associated with these trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.

Note 6—Inventory Reserves

The Company values inventory at the lower of the cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a write-down of inventory to fair market value based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. In response to strategic changes in product direction made in June 2004 under its recently appointed CEO, the Company undertook a comprehensive review of its worldwide inventory during the second quarter. As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in the second quarter of 2004 to reflect inventory in the gift segment at its lower of cost or market value. The Company is selling substantially all of this inventory through other than its normal sales channels. A significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand, however the Company manages inventory and monitors product purchasing to minimize this risk. Although the Company does not anticipate further material inventory write-downs at this time, a significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand. The Company manages inventory and monitors product purchasing to minimize this risk.

Note 7—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2004	2003
Land	$2,049,000	$8,355,000
Buildings	5,955,000	16,075,000
Machinery and equipment	40,648,000	36,507,000
Furniture and fixtures	4,519,000	4,066,000
Leasehold improvements	15,687,000	16,428,000
	68,858,000	81,431,000
Less accumulated depreciation and amortization	42,083,000	43,162,000
Construction and system development in progress	1,915,000	7,839,000
	$28,690,000	$46,108,000

In 2004 and 2003, construction and system development in progress represented primarily the costs capitalized on the Company’s continued implementation of a new computer system.

Note 8—Debt

In connection with the Purchase of Kids Line, LLC, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004 (the “Financing Agreement”), amended on March 18, 2005 and March 31, 2005, as described below, (the “Financing Agreement”) with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”). The Financing Agreement consists of a term loan in the original principal amount of $125 million which matures on November 14, 2007 (the “Term Loan”). The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.

The Financing Agreement, as originally executed, provided the Company with two interest rate options for the borrowing under the Term Loan, to which a margin spread is added: (1) the LIBOR Rate (which is subject to a minimum rate of 1.75% per annum) plus a spread of 7.00% per annum and (2) JPMorgan Chase Bank’s base or prime rate (the “Reference Rate”) (which is subject to a minimum rate of 4.75% per annum) plus a spread of 4.25% per annum. Pursuant to the terms of the March 31, 2005 amendment, (the “Amendment”) the Term Loan shall bear interest as follows: (i) if the relevant portion of the Term Loan is a LIBOR Rate Loan (as described in the Financing Agreement), at a rate per annum equal to the LIBOR Rate plus 8.00 percentage points, and (ii) otherwise, at a rate per annum equal to the Reference Rate plus 5.25 percentage points; provided that if the Company’s Consolidation EBITDA equals or exceeds the applicable amount set forth opposite the fiscal quarter end appearing below, the Term Loan shall bear interest during the immediately following fiscal quarter, as follows: (i) if the relevant portion of the Term Loan is a LIBOR Rate Loan, at a rate per annum equal to the LIBOR Rate plus 7.00 percentage points, and (ii) otherwise, at a rate per annum equal to the Reference Rate plus 4.25% percentage points:

Fiscal Quarter End	Consolidated EBITDA
March 31, 2005	$29,000,000
June 30, 2005	$34,000,000
September 30, 2005	$39,000,000
December 31, 2005	$44,000,000
March 31, 2006	$46,000,000
June 30, 2006	$50,000,000
September 30, 2006	$52,000,000
December 31, 2006	$52,000,000
March 31, 2007	$55,000,000
June 30, 2007	$55,000,000
September 30, 2007 and thereafter	$55,000,000

Under the Financing Agreement, as amended, the Company is required to make prepayments of the Term Loan in an amount equal to $1,750,000 per quarter with the balance due at maturity. The first such prepayment was made on March 31, 2005; subsequent prepayments will be payable on the last day of the relevant quarter. In connection with the Amendment, as further described below, the Company made a $18,250,000 prepayment on March 31, 2005. In addition, beginning with the fiscal year ending December 31, 2005, the Company will be required to make annual mandatory prepayments of the Term Loan, with specified percentages of excess cash flow (as defined in the Financing Agreement) and the proceeds of certain asset sales, debt issuances, equity issuances, tax refunds other than the Federal tax refund that the Company expects to receive as a result of net operating loss carrybacks for 2004, insurance and other extraordinary receipts.

Ableco Finance LLC, as agent, has a lien on substantially all of the assets of the Company, pursuant to the terms of the Security Agreement dated as of December 15, 2004 among the Company, its domestic subsidiaries party thereto and Ableco. Such lien includes a mortgage on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, MI (the “Facility Encumbrance”). California KL Holdings, Inc., as agent, has a subordinated lien with respect to the Facility Encumbrance, among other things, pursuant to the terms of the Subordinated Security Agreement dated as of December 15, 2004 among the agent, the Company and its domestic subsidiaries party thereto.

On March 18, 2005, the Agent waived, with respect to the year ending December 31, 2004, the Company’s non-compliance with a covenant in the Financing Agreement as originally executed,that limited the amount of its aggregate operating lease expense, and amended such covenant to increase the amount of the annual expense limitation for the term of the Financing Agreement. In addition, the Financing Agreement, as originally executed, contains, among other things, various financial covenants to which the Company and its subsidiaries must adhere on a monthly and quarterly basis (a Funded Debt Ratio, a Fixed Charge Coverage Ratio, a Consolidated EBITDA covenant, an Infant Line EBITDA covenant and a Minimum Qualified Cash covenant, all as defined in the Financing Agreement). The Company was in compliance with such financial covenants as of December 31, 2004. However, because management believed that the Company would not be in compliance as of March 31, 2005, with the Consolidated EBITDA Covenant and the Funded Debt Ratio set forth in the Financing Agreement as originally executed, and had substantial concerns over whether the Company would be in compliance with such covenants for the remainder of 2005, on March 31, 2005, the Agent, the Required Lenders under the Financing Agreement, the Company and its subsidiaries party thereto executed the Amendment, which amended the Consolidated EBITDA covenant for the quarters ending March 31, June 30, September 30 and December 31, 2005 (in light of the additional $18,250,000 prepayment of principal discussed above, no amendment of the Funded Debt Ratio or any other financial covenant was required). Management believes that the Company will be in compliance with such amended covenants and all of the provisions of the Financing Agreement through December 31, 2005. In connection with the Amendment, in addition to the dividend restrictions set forth below, the Company agreed to (i) simultaneously with the execution of the Amendment, prepay a portion of the principal of the Term Loan in the amount of $18,250,000 (in lieu of payment to the Agent of a portion of the Federal tax refund that the Company expects to receive as a result of net operating loss carrybacks for 2004, as required in the original Financing Agreement prior to the Amendment but in addition to the required quarterly principal payment), (ii) amend the interest rate provisions applicable to the term loan as discussed above, (iii) increase the Minimum Qualified Cash level (as defined) required by the Financing Agreement from $40,000,000 to $45,000,000, (iv) maintain the Term Loan LC throughout the term of the Financing Agreement (such Term Loan LC would otherwise have been released of the Funded Debt Ratio is less than 3.0:1.0), and (v) pay a fee of $787,500 in connection with the execution of the Amendment.”

In accordance with the Amendment, as long as all or any portion of the Term Loan is outstanding, the Company is not permitted to declare and/or pay dividends unless, except in all cases with respect to the dividend to be declared by the Company on March 31, 2005 and paid during the month of April, 2005 (the “First Quarter 2005 Dividend”), (i) no Default or Event of Default (as defined in the Financing Agreement) shall have occurred and be continuing either before or after giving effect to such declaration and payment; (ii) at the time of declaration of such dividends, the chief financial officer of the Company shall have certified in writing to the Agent that as of such date and after due investigation and inquiry, such chief financial officer has no reason to believe that, after giving effect to the payment of such dividends, the Company will not be in compliance with any of the financial covenants in the Financing Agreement generally as of the end of the fiscal quarter in which such dividends are to be paid; and (iii) the Company satisfies a minimum Consolidated EBITDA test for the fiscal quarter immediately preceding the fiscal quarter in which such dividend is to be paid (in any event, no such dividend shall exceed $6,250,000 per quarter); provided further, notwithstanding the foregoing or any other provision of the Financing Agreement, (a) the Company may declare and pay only the December 2004 Dividend in the fiscal quarter ending December 31, 2004; (b) the amount of the First Quarter 2005 Dividend shall be no greater than either (i) ten cents ($0.10) per share or (ii) $2,100,000; and  (c) the Company may declare and pay a dividend not greater than either $0.05 per share (subject to corresponding adjustment for stock splits, stock dividends and recapitalizations) or $1,050,000 for each of the second, third and fourth quarters of 2005, provided that the Company has the Dollar Equivalent Amount of Qualified Cash (as defined in the Financing Agreement) of at least $55,000,000, after giving effect to any such dividend, and the Company is in compliance with clauses (i), (ii) and (iii) above. In light of the foregoing, the Company cannot assure the ability to pay dividends in the future.

The Financing Agreement contains certain events of default, including, among others, non-payment of principal, interest, fees or other amounts, breach of representations and warranties, violation of covenants, cross defaults, bankruptcy events, judgments, ERISA violations, environmental costs that could reasonably be expected to result in a material adverse effect, the occurrence of a change of control of the Company, the occurrence of an event or development which results in a material adverse effect and/or the failure of the Company’s current chief executive officer to remain as the chief executive officer of the Company under specified circumstances (unless the termination of his employment has been approved by 75% of the Board of Directors of the Company, excluding the vote of the current chief executive officer and rounded down to the nearest whole number). If an event of default occurs: (i) the Agent (on behalf of the lenders) is entitled to, among other things, to the extent permitted in the Financing Agreement, accelerate the Term Loan (provided that upon events of bankruptcy, the Term Loan will be immediately due and payable), and (ii) a default interest rate will become applicable to the Term Loan at a rate per annum equal to the rate of interest otherwise in effect from time to time under the Financing Agreement plus 2.0 percentage points, or, if a rate of interest is not otherwise in effect, interest at the highest rate specified therein for the Term Loan prior to the Event of Default plus 2.0 percentage points.

The Company has pledged the equity interests of certain of its subsidiaries to the Agent in order to secure its obligations under the Financing Agreement pursuant to the terms of a Security Agreement made on December 15, 2004 among the Company, its subsidiaries party thereto and the Agent (the “Security Agreement”). The Company has also provided an evergreen irrevocable letter of credit an amount of $10,000,000 which the Agent may draw upon if there is an Event of Default (as defined in the Financing Agreement) or other events specified under the Financing Agreement occur. In addition, pursuant to the Financing Agreement, the Company’s domestic subsidiaries have provided guarantees, and pursuant to the Security Agreement, have granted security interests, to the Agent in substantially all of their personal property in order to secure the Company’s obligations to the lenders and such subsidiaries’ guarantees under the Financing Agreement.

In connection with the original execution of the Financing Agreement, the Company incurred an aggregate of approximately $4,900,000 in specified fees. These costs are included in “other assets” on the Consolidated Balance Sheet for the year ended December 31, 2004 and are being amortized over the three year term of the loan. Additionally, under the Financing Agreement, the Company was required to establish a standby letter of credit of $10,000,000 in support of the Term Loan (the “Term Loan LC”).

As of December 31, 2004, long-term debt after giving effect to the Amendment matures as follows:

2005	$25,250,000
2006	$7,000,000
2007	$92,750,000

The domestic lines of credit in place prior to December 15, 2004 totaling $50,000,000 have been canceled effective December 15, 2004. The maximum amounts available to the Company’s foreign operations at December 31, 2004, under local lines of credit are approximately $ 20,684,000.

In connection with the purchase of imported merchandise, the Company at December 31, 2004, had letters of credit outstanding of $5,664,000. The domestic letters of credit were collateralized by cash held at Bank of New York and JP Morgan Chase totaling $4,600,000. The foreign operation letters of credit were collateralized under their existing lines of credit.

Note 9—Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2003
Sales commissions	$1,242,000	$1,810,000
Payroll and incentive compensation	3,033,000	4,335,000
Litigation	80,000	3,041,000
Restructuring	3,955,000	575,000
Executive deferred compensation	2,087,000	1,545,000
Rebates	4,408,000	158,000
Legal & professional	2,917,000	1,215,000
Other(a)	17,482,000	16,004,000
	$35,204,000	$28,684,000

(a)—No item exceeds five percent of current liabilities.

Note 10—Costs Associated With Disposal Activity

In 2003, the Company restructured its operations through headcount reductions and the closure of certain facilities. The restructuring charges of $1.3 and $1.0 million recorded in the third and fourth quarter of 2003, respectively included estimates for separation costs of an aggregate of approximately 115 employees, facilities exit cost and the write-off of certain leasehold improvements. Although these employees are no longer employees of the Company, payments continued through the fourth quarter of 2004. The lease obligations on the closed facilities will be complete in May 2005 and were accrued as part of the restructuring when the facility was closed. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Operations and are all related to the Company’s gift segment.

On September 28, 2004, Russ Berrie and Company, Inc. announced a corporate restructuring designed to align the Company’s management and sales organization with its strategic plans and to right-size its expense structure. The restructuring included the immediate elimination of approximately 75 domestic positions, and resulted in a pretax charge of $4.1 million in the third quarter of 2004, primarily related to severance costs. Although these employees are no longer employees of the Company, payments will continue through the third quarter of 2005. These provisions are included in selling general and administrative expenses in the Consolidated Statement of Operations and are all related to the Company’s gift segment.

In furtherance of its efforts to right-size infrastructure, during the fourth quarter of 2004, Russ Berrie reduced headcount by 38 positions in the Company’s Far East operations and recorded a restructuring charge of $.6 million in connection therewith. Also during the fourth quarter, with respect to its domestic operations, the Company reduced headcount by 9 positions and recorded a restructuring charge of $1.6 million in connection therewith. Although these employees are no longer employees of the Company, payments will continue through the fourth quarter of 2005. All costs associated with these restructurings have been recorded in selling, general and administrative expenses in the Consolidated Statement of Operations and are all related to the Company’s gift segment.

The Company reassesses the reserve requirement under the restructuring plan at the end of each reporting period. Below is the rollforward of the restructuring accrual:

	Balance 12/31/03	Provision	Payments/ Write-offs	Additional Cost Incurred	Balance at 12/31/04
Employee separation	$488,000	$7,119,000	3,762,000	$90,000	$3,935,000
Facility exit cost	87,000	—	67,000	—	20,000
Total	$575,000	$7,119,000	3,829,000	$90,000	$3,955,000

The Company may incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to right-size its infrastructure, although the Company has no current intention to incur any material restructuring charges in the immediate future.

Note 11—Sale of Bright of America

Effective August 2, 2004, the Company sold substantially all of the net assets from one of its then non-core subsidiaries, Bright of America, Inc. (“Bright”). Assets of approximately $5.8 million less assumed liabilities of $0.7 million were sold for $4.1 million in cash and a $1 million promissory note bearing interest at 9% per annum, payable in 39 months. The Company recorded a loss of approximately $158,000 net of tax, in the third quarter 2004 as a result of the sale. Until its sale on August 2, 2004, Bright generated net sales of approximately $4,900,000 and net income of approximately $434,000.

Note 12—Investment and Other (Expense)/Income—Net

The significant components of investment and other (expense)income—net consist of the following:

	Years Ended December 31,
	2004	2003	2002
Investment income	$3,488,000	$5,357,000	$7,540,000
Interest expense	(612,000)	(70,000)	(20,000)
Foreign currency transactions, net	(455,000)	49,000	(192,000)
Impairment of long term assets	(3,628,000)	—	—
Reversal of reserves	—	—	1,038,000
Other	(239,000)	795,000	134,000
	$(1,446,000)	$6,131,000	$8,500,000

The year ended December 31, 2002 includes income of $1,038,000, before tax, or $675,000, after tax, for the reversal of reserves related to the finalization of certain outstanding matters regarding the sale of its toy business segment in May 1997.

Note 13—Barter Transaction

During 2003, the Company entered into a barter transaction, exchanging inventory with a net book value of $1,192,000 for future barter credits to be utilized on future advertising, freight and other goods and services. Such credits are redeemable for a percentage of various goods and services purchased from certain vendors. The Company evaluates the recoverability of such assets on a quarterly basis and expects to utilize all credits prior to their expiration in February 2009.

The credits recorded, which totaled $1,683,000 at December 31, 2003, were recorded at the fair value of the inventory exchanged, in accordance with APB 29, “Accounting for Non-Monetary Transactions” and EITF 93-11 “Accounting for Barter Transactions” and are included in other assets in the Company’s Consolidated Balance Sheets. The resultant pre-tax gain on this exchange of $491,000 was recorded in investment and other income, net in the Company’s Consolidated Statement of Operations, in 2003.

Note 14—Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

(Loss)/income before income tax (benefit) provision is as follow:

	Years Ended December 31,
	2004	2003	2002
United States	$(25,027,000)	$23,528,000	$39,177,000
Foreign	(336,000)	24,904,000	24,461,000
	$(25,363,000)	$48,432,000	$63,638,000

Income tax (benefit) provision consists of the following:

	Years Ended December 31,
Current (benefit)provision	2004	2003	2002
Federal	$(9,322,000)	$7,463,000	$9,141,000
Foreign	454,000	7,438,000	6,622,000
State	402,000	988,000	1,285,000
	(8,466,000)	15,889,000	17,048,000

Deferred (benefit)provision
Federal	2,650,000	(2,204,000)	788,000
Foreign	232,000	195,000	(209,000)
State	221,000	(177,000)	(9,000)
	3,103,000	(2,186,000)	570,000
	$(5,363,000)	$13,703,000	$17,618,000

A reconciliation of the (benefit) provision for income taxes with amounts computed at the statutory Federal rate is shown below:

	Years Ended December 31,
	2004	2003	2002
Tax at U.S. Federal statutory rate	$(8,876,000)	$16,951,000	$22,273,000
State income tax, net of Federal tax benefit	(706,000)	287,000	835,000
Foreign rate differences	(205,000)	(1,084,000)	(2,148,000)
Non-deductible capital loss	212,000	—	—
Charitable contributions	(162,000)	(668,000)	(2,319,000)
Tax advantaged investment income	(477,000)	(1,178,000)	(1,407,000)
Change in valuation allowance	1,803,000	294,000	(33,000)
(Decrease)/increase of tax reserves	(326,000)	(520,000)	180,000
Tax on foreign dividends	3,355,000	—	—
Other, net	19,000	(379,000)	237,000
	$(5,363,000)	$13,703,000	$17,618,000

The Company has an income tax receivable of $11,359,000 as of December 31, 2004. Included in this amount is a United States federal income tax refund of approximately $9,452,000 as a result of net operating loss carry-backs generated in the calendar year ended December 31, 2004.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 which added Section 965 to the Internal Revenue Code. This section provides for a temporary dividends received deduction of 85% for dividends received by a shareholder from their controlled foreign corporations. The Company received $46,300,000 in dividends from certain of its controlled foreign corporations in 2004 and intends to elect Section 965 treatment on these dividends on its Federal Income Tax return for 2004. The federal income tax provision related to these dividends, which are included in the consolidated tax benefit for 2004 amounted to $3,355,000.

The reversal of tax reserves and changes in the valuation allowance resulted from changes in management’s estimates regarding certain tax contingencies relating to the closing of certain tax years and the realizability of certain deferred tax assets, respectively.

Gross deferred tax assets were $12,404,000 and $11,460,000 as of December 31, 2004 and 2003, respectively. Gross deferred tax liabilities were $2,300,000 and $1,160,000 as of December 31, 2004 and 2003, respectively. The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

	December 31,
	2004	2003
Assets (Liabilities)
Deferred tax asset—Current:
Inventory	$2,344,000	$3,785,000
Reserves not deducted for tax purposes	498,000	887,000
Charitable contributions	—	3,267,000
Vacation accrual	116,000	—
Litigation	84,000	1,466,000
Other foreign	596,000	—
Other	15,000	1,223,000
Gross deferred tax asset—current	3,653,000	10,628,000
Less: valuation allowance	(793,000)	(957,000)
Net deferred tax asset—current	2,860,000	9,671,000
Deferred tax asset (liability)—Non-current:
Write-off computer equipment	—	153,000
Deferred compensation	712,000	—
Depreciation	(460,000)	(939,000)
Amortization	(1,799,000)	(221,000)
Other deferred liabilities	(41,000)	—
Charitable contributions carryforwards	3,731,000	—
Prepaid expenses	1,039,000	—
State net operating loss carryforwards	1,412,000	—
Foreign net operating loss carryforwards	300,000	—
Foreign impairment loss on fixed assets	508,000	—
Other foreign	816,000	—
Other	233,000	679,000
Gross deferred tax asset(liability)—non-current	6,451,000	(328,000)
Less: valuation allowance	(1,933,000)	—
Net deferred tax (liability)—non-current	4,518,000	(328,000)
Total net deferred tax asset	$7,378,000	$9,343,000

The Company’s valuation allowance at December 31, 2004 and 2003 reflects the estimated amount of deferred tax assets which the Company believes may not be realized, primarily relating to charitable contributions, inventory, impairment losses on fixed assets and net operating loss carryforwards. The Company has full valuation allowances against the impairment losses on fixed assets and the net operating loss carryforwards. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors.

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings less those earnings, deemed to be permanently reinvested. The amount of such earnings deemed permanently reinvested was approximately $71,116,000 as of December 31, 2004. Determination of the net amount of unrecognized deferred tax liability with respect to these earnings is not practicable.

Note 15—Earnings Per Share

A reconciliation of basic weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	Years Ended December 31,
	2004	2003	2002
Average common shares outstanding	20,781,000	20,599,000	20,421,000
Dilutive effect of common shares issuable	—	98,000	115,000
Average common shares outstanding assuming dilution	20,781,000	20,697,000	20,536,000

All stock options outstanding at December 31, 2004 to purchase shares of common stock were not included in the computation of earnings per common share as they were antidilutive. Stock options outstanding at December 31, 2003 to purchase 188,527 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. There were no such antidilutive options outstanding at December 31, 2002.

Note 16—Related Party Transactions

Certain buildings, referred to in Note 17, are leased from parties related to the late Russell Berrie, entities established by him, or his estate. Rental expense under these leases for the years ended December 31, 2004, 2003 and 2002 were $5,753,000, $5,494,000 and $4,953,000, respectively. The Company is also a guarantor of a mortgage for one of the properties so leased with a principal amount outstanding on such mortgage of $7,000,000 as of December 31, 2004. In connection therewith, the Company has established a Letter of Credit in an amount of up to $7,388,000 to secure the payment obligations under the Guarantee and has granted a security interest on accounts receivable and inventory of the Company up to $2,000,000 to secure its obligations under the guarantee and the Amended and Restated Letter of Credit Reimbursement Agreement executed in connection therewith.

Certain of the Company’s investments were under management by Bear, Stearns & Co. Inc. (“Bear Stearns”) a firm of which a Director of the Company is a Vice-Chairman. As of December 31, 2004 there are no investments with the firm. In addition, from time to time, the Company consults with or engages Bear Sterns to provide financial consulting services, including advice relating to potential acquisitions. In 2004, $1,775,000 was paid to Bear Stearns for such services.

During 2004 and 2003 the Company paid approximately $241,000 and $466,000, respectively, to Wilentz, Goldman & Spitzer, P.A. (“Wilentz”), a law firm that provided legal services to the Company. Mr. Rosner, who is deemed to beneficially own more than five percent of the Company’s Common Stock, was a shareholder and director of Wilentz until January 2005, when he became Of Counsel to Wilentz.

During 2001, the Company entered into an exclusive license agreement with Gilda’s Club Worldwide and has contributed a portion of the proceeds from the sale of the licensed product. One of the Company’s Directors is also on the Board of Directors of Gilda’s Club Worldwide. Royalties of such licensed products in 2004, 2003 and 2002 were $11,000, $13,000 and $49,000, respectively.

Note 17—Leases

At December 31, 2004, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one to eighteen years.

Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $ 7,790,484, $8,162,000 and $7,331,000, respectively.

The approximate aggregate minimum future rental payments as of December 31, 2004 under operating leases are as follows:

2005	$8,005,083
2006	7,475,680
2007	6,445,063
2008	5,951,613
2009	5,199,515
Thereafter	35,002,454
Total	$68,079,408

Note 18—Stock Repurchase Program

In March 1990, the Board of Directors had authorized the Company to repurchase an aggregate of 7,000,000 shares of common stock. As of December 31, 2004, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program. During the twelve months ended December 31, 2004, the Company did not repurchase any shares pursuant to this program or otherwise.

Note 19—Stock Plans

The Company currently operates under the 2004 Stock Option, Restricted and Non-Restricted Stock Plan and the 2004 Employee Stock Purchase Plan (collectively, the 2004 Stock Plans”). As of December 31, 2004 there were 2,442,841 shares of common stock reserved for issuance under the 2004 Stock Plans. Under the 2004 Stock Option, Restricted and Non-Restricted Stock Plan(the “2004 Option Plan”), options to purchase of 3,436 shares were issued during the year ended December 31, 2004. The Company also continues to have options outstanding under the 1999 and 1994 Stock Option and Restricted Stock Plans and the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the “Predecessor Plans”). Under the 1999 Predecessor Plans, options to purchase of 6,009 shares and 6,464 shares were issued for the years ended December 31, 2003 and 2002, respectively. No awards could be made after December 31, 2003 with respect to the 1999 Predecessor Plans and December 31, 1998 with respect to the 1994 Predecessor Plans. (Please refer to Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters”—“Equity Compensation Plan Information” for further details with respect to outstanding options.)

The option price for the 2004 Stock Plans and the Predecessor Plans is equal to the closing price of the Company’s common stock as of the date the option is granted, except for the 2000 grant of options which were repriced to the closing price of the Company’s stock effective February 29, 2000 and at $2.00 above the closing price of the Company’s stock price effective February 29, 2000 for the Company’s 1999 Stock Plan for Outside Directors. Generally stock options under the 2004 Option Plan and the Predecessor Plans vest between one and five years from the grant date unless otherwise stated by the specific grant. Options generally expire 10 years from the date of grant. Information regarding these option plans for 2004, 2003 and 2002 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2001	695,010	21.63
Options Granted	193,787	30.85
Options Exercised	(284,145)	20.66
Options Cancelled	(14,315)	22.09
Outstanding as of December 31, 2002	590,337	25.08
Options Granted	350,889	34.12
Options Exercised	(122,177)	24.36
Options Cancelled	(29,380)	31.42
Outstanding as of December 31, 2003	789,669	22.31
Options Granted	1,202,699	26.56
Options Exercised	(1,086,064)	30.69
Options Cancelled*	(50,744)	33.38
Outstanding as of December 31, 2004	855,560	23.11
Option price range at December 31, 2004	$18.38 to $34.80
Option price range for exercised shares	$13.63 to $34.80
Options available for grant and reserved for future issuance at December 31, 2004		2,299,622

The weighted-average fair value of options granted, on a per share basis, during the years 2004, 2003 and 2002 was $4.38, $3.05 and $6.30, respectively.

*                    On May 7, 2004 the Company announced that the Board of Directors authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans. The tender offer closed in June 2004 with an aggregate purchase price of approximately $844,000 paid by the Company, which was charged to compensation expense in the second quarter of 2004. In addition, during 2004, the Company purchased various options previously granted outside of the Company’s Stock Option Plans to certain executives and members of the Board with an aggregate purchase price of $72,000, which was charged to compensation expense in the third quarter of 2004.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
18.500	2,305	2 Year	18.500	2,305	18.500
26.250	13,131	3 Year	26.250	13,131	26.250
23.625	7,129	4 Year	23.625	7,129	23.625
18.375	2,325	6 Year	18.375	2,325	18.375
20.750	6,248	7 Year	20.750	6,248	20.750
30.980	10,047	7 Year	30.980	10,047	30.980
34.800	14,497	8 Year	34.800	14,497	34.800
19.530	250,000	9 Year	19.530	—	19.530
20.760	2,000	9 Year	20.760	—	20.760
21.800	50,000	9 Year	21.800	—	21.800
22.210	400,000	9 Year	22.210	—	22.210
34.050	97,878	9 Year	34.050	—	34.050
	855,560			55,682

Under the 2004 Employee Stock Purchase Plan, the purchase price is the lesser of 85% of the closing market price of the stock on either the first trading day or the last trading day of the plan year. Under the 1999 Employee Stock Purchase Plan, the purchase price was 90% of the closing market price of the stock on the first business day of the Plan year. Information regarding the 2004 and 1999 Employee Stock Purchase Plan for 2004, 2003 and 2002 is as follows:

	Employee Stock Purchase Plan
	2004	2003	2002
Exercise Price	$19.41	$31.32	$27.88
Shares Issued	6,781	4,823	11,013

As of December 31, 2004, the 2004 Employee Stock Purchase Plan has 143,219 shares reserved for future issuance.

	Years Ended December 31,
	2004	2003	2002
Stock Options Outstanding
Dividend yield	4.87%	3.22%	3.36%
Risk-free interest rate	3.40%	2.09%	3.69%
Volatility	32.90%	16.69%	31.69%
Expected life (years)	3.9	3.5	3.2

The fair value of each option granted under the 2004 and 1999 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31,
	2004	2003	2002
2004 and 1999 Employee Stock Purchase Plans
Dividend yield	6.18%	3.22%	3.36%
Risk-free interest rate	1.31%	1.38%	2.24%
Volatility	31.00%	16.69%	31.69%
Expected life (years)	1.0	1.0	1.0

Note 20—401(k) Plan

The Company and its US subsidiaries maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 2004, 2003 and 2002 was $1,585,000, $1,562,000 and $1,111,000, respectively.

Note 21—Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the “Plan”) for certain employees. The obligations of the Company under the Plan consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, and (ii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. As of December 31, 2004 and 2003, the Plan assets of $1,670,000 and $1,291,000, respectively, and the Company’s liability of $2,087,000 and $1,559,000 respectively, are included in “Other Assets” and “Accrued Expenses,” respectively, on the Company’s Consolidated Balance Sheet.

Note 22—Segment, Geographic and Related Information

The Company operates in three segments which consist of the Company’s gift business, the Company’s infant and juvenile business, which includes the Company’s July 26, 2002 acquisition of Sassy, Inc. and the Company’s December 15, 2004 acquisition of Kids Line LLC, and the Company’s non-core business, which includes Bright of America Inc., which was sold by the Company on July 31, 2004. This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations. There are no intersegment revenues to eliminate. Prior to the acquisition of Kids Line, the Company had only two reportable segments, core, now know as gift, and non-core which previously included Sassy and Bright of America. As a result, in 2004, the Company has reclassified the 2003 and 2002 two-segment information to be consistent with the current period’s three-segment presentation.

The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries. The Company’s infant and juvenile businesses design and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products, and consists of Sassy, Inc., since its acquisition on July 26, 2002, and Kids Line, since its acquisition as of December 15, 2004. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy specialty, food, drug and independent retailers, apparel stores and military post exchanges. The

Company’s non-core business consisted of Bright of America, Inc. whose products include educational products, placemats, candies and home fragrance products. These products were sold to customers primarily in the United States through mass marketers. This business was sold on July 31, 2004 effective August 2, 2004.

	Years Ended December 31,
	2004	2003	2002
Gift:
Net sales	$203,854,000	$269,327,000	$291,721,000
Investment and other(expense)income—net	(1,364,000)	5,777,000	8,156,000
Depreciation and amortization	6,152,000	5,556,000	4,622,000
(Loss)income before income taxes	$(34,191,000)	$40,053,000	$59,844,000
Infant and juvenile:
Net sales	$57,216,000	$50,330,000	$19,231,000
Investment and other (expense)—net	(74,000)	—	—
Depreciation and amortization	784,000	993,000	374,000
Income before income taxes	$8,420,000	$6,627,000	$2,279,000
Non-core:
Net sales	$4,889,000	$10,030,000	$10,403,000
Investment and other (expense)income—net	(8,000)	354,000	344,000
Depreciation and amortization	174,000	310,000	313,000
Income before income taxes	$408,000	$1,752,000	$1,515,000
Consolidated:
Net sales	$265,959,000	$329,687,000	$321,355,000
Investment and other (expense)income—net	(1,446.000)	6,131,000	8,500,000
Depreciation and amortization	7,110,000	6,859,000	5,309,000
(Loss)income before income taxes	$(25,363,000)	$48,432,000	$63,638,000

Total assets of each segment were as follows:

	December 31,
	2004	2003
Gift	$201,096,000	$388,207,000
Infant and juvenile	210,002,000	60,127,000
Non-core	—	14,414,000
Total	$411,098,000	$462,748,000

The following table represents financial data of the Company by geographic area.

	2004	2003	2002
Revenues:
United States	$171,843,000	$210,493,000	$209,926,000
Europe	46,682,000	63,548,000	55,127,000
Other	47,434,000	55,646,000	56,302,000
Total	$265,959,000	$329,687,000	$321,355,000
Net Income:
United States	$(18,977,000)	$17,458,000	$27,972,000
Europe	(3,669,000)	8,798,000	7,450,000
Other	2,646,000	8,473,000	10,598,000
Total	$(20,000,000)	$34,729,000	$46,020,000
Identifiable Assets at December 31:
United States	$327,029,000	$328,357,000	$317,732,000
Europe	48,583,000	73,000,000	55,739,000
Other	35,486,000	61,391,000	56,981,000
Total	$411,098,000	$462,748,000	$430,452,000

There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States. Outside of the United States, no single country is deemed material for separate disclosure. The Company has no single customer representing greater than 5% of consolidated revenues.

Concentration of Risk

Substantially all of the Company’s gift and infant and juvenile products are produced by independent manufacturers, generally in the Far East, under the quality review of the Company’s personnel. During 2004, approximately 88% of the Company’s products were produced in the Far East, approximately .5% in the United States and approximately 11.5% in other foreign countries. Purchases in the United States predominantly consist of displays, corrugated and retail packaging items and plastic feeding items.

The Company utilizes approximately 112 manufacturers in the Far East, with facilities primarily in the People’s Republic of China (“PRC”). During 2004, approximately 88% of the Company’s dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under US tariff laws, which provides a favorable category of US import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

A significant portion of the Company’s staff of approximately 221 employees in Hong Kong and Korea, and the cities of Shenzhen and Qingdao in the PRC, monitor the production process with responsibility for the quality, safety and prompt delivery of the Company’s products as well as design and product development as described in Item 1 Business. Members of the Company’s Far East staff make frequent visits to such manufacturers. Certain of the Company’s manufacturers sell exclusively to the Company. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials. In 2004, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 13% of such purchases and the five largest suppliers accounted for approximately 41% in the aggregate. As such, Company does not believe there is a concentration of risk associated with any significant relationship.

Note 23—Litigation, Commitments and Contingencies

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

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review in 2003 of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and has taken appropriate corrective actions, including the establishment of a new subsidiary in the PRC which became effective January 2004, and settlement of prior year individual income tax underpayments and associated penalties, totaling approximately $464,000, which was expensed in 2004.

As reported in the Company’s 2003 10-K, the Company issued retention letters (the “Retention Letters”), to eleven of its officers, including Messrs. Bloom, Bialoasky, Saunders, Robinson, Chan and Toolan, pursuant to which each officer would have received specified compensation if the Company consummated a change in control on or before April 30, 2004 and the officers remained employed by the Company through such consummation. As no change in control was consummated by the applicable date, none of the eleven officers received any compensation pursuant to the Retention Letters, which are of no further force or effect.

In connection with the Company’s purchase of Kids Line LLC, the aggregate purchase price includes a potential payment of Earnout Consideration as more fully described in Note 3. The amount of Earnout Consideration, if any, is not currently determinable.

The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. All license agreements other than the agreement with MAM Babyartikel GmbH (which has a remaining term of six years), are for three year terms with extensions agreed to by both parties. Some of these license agreements include prepayments and minimum guarantee royalty payments. The amount of guaranteed royalty payments with respect to all license agreements over the next three years aggregate $5.6 million. The Company’s royalty expense for the years 2004, 2003 and 2002 was $697,000, $497,000 and $511,000, respectively.

Note 24—Quarterly Financial Information (Unaudited)

The following selected financial data for the four quarters ended December 31, 2004 and 2003 are derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented. The fourth quarter of 2004 includes the results of Kids Line LLC since its acquisition as of December 15, 2004. The quarter ended December 31, 2004 includes a restructuring charge of $2.3 million before tax and long-term asset impairment charges of $3.7 million before tax totaling $6.0 million before tax or $5.3 million ($0.26 per diluted share) after tax. The quarter ended September 30, 2004 includes a restructuring charge of $4.1 million before tax or $2.9 million ($0.14 per diluted share) after tax. The quarter ended June 30, 2004 includes an inventory write-down of 13.0 million before tax or $9.1 million ($0.44 per diluted share) after tax. The quarter ended December 31, 2003 includes a restructuring charge of $1.0 million before tax and a litigation charge of $2.5 million before tax totaling $3.5 million or $2.6 million ($0.13 per diluted share) after tax. The quarter ended September 30, 2003 includes a restructuring charge of $1.3. million before tax or $1.0 million ($0.05 per diluted share) after tax.

	For Quarters Ended
2004	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$65,713	$53,420	$79,272	$67,554
Gross profit	33,103	10,829	37,379	29,259
Net income(loss)	$436	$(15,550)	$2,248	$(7,134)
Net income (loss) per share
Basic	$.02	$(0.75)	$.11	$(0.34)
Diluted	$.02	$(0.75)	$.11	$(0.34)

2003	March 31	June 30	September 30	December 31
Net sales	$87,551	$67,167	$87,848	$87,121
Gross profit	47,659	35,669	46,620	45,100
Net income	$9,979	$4,178	$11,595	$8,977
Net income per share
Basic	$.49	$.20	$.56	$.43
Diluted	$.48	$.20	$.56	$.43

Note 25—Dividends

Cash dividends of $170,767,000 ($0.30 per share quarterly dividend plus $7.00 per share special dividend) were paid in the year ended December 31, 2004. On April 12, 2004, the Company declared a one-time special cash dividend in the amount of $7.00 per common share payable on May 28, 2004, to shareholders of record of the Company’s Common Stock on May 14, 2004.

Cash dividends of $23,072,000 ($0.28 per share per quarter) were paid in the year ended December 31, 2003.

See Note 8 for a discussion of dividend restrictions imposed by the Financing Agreement, as amended.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Scope of Management’s Report on Internal Control Over Financial Reporting

As the Company acquired Kids Line, LLC as of December 15, 2004, the Company has not yet completed its evaluation of Kids Line’s internal control over financial reporting. As a result, management has excluded an assessment of Kids Line’s internal control over financial reporting from “Management’s Report on Internal Control Over Financial Reporting” set forth below, and consequently, management’s conclusions with respect to the effectiveness of the Company’s internal controls over financial reporting in such report do not extend to the internal controls of Kids Line, LLC. Kids Line contributed approximately $3,052,000 to the consolidated net sales of the Company in 2004 and comprised approximately $23,947,000 of total assets as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness, as of December 31, 2004, of the Company’s internal control over financial reporting. In making this evaluation, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. See “Scope of Management’s Report on Internal Control Over Financial Reporting” above for discussion of the exclusion of Kids Line LLC from this report.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

ITEM 9B.    OTHER INFORMATION

The Company entered into a Financing Agreement among the Company and certain of its subsidiaries, the lender named therein and Ableco Finance LLC, as collateral agent and administrative agent, dated as of December 15, 2004 (the “Financing Agreement”). The Financing Agreement was amended on each of March 18 and March 31, 2005. See Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—“Kids Line and Related Financing” for a discussion of the terms of such agreement.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and Section 16(a) compliance appears under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, respectively, of the 2005 Proxy Statement, which is incorporated herein by reference. Information relating to executive officers is included under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Annual Report on Form 10-K.

Audit Committee

The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a) 58 (a) of Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee consists of Messrs. Weston (Chair), Kling, Landman and Klatskin.

Audit Committee Financial Expert

The Board of Directors has affirmatively determined that the Chair of the Audit Committee, Mr. Weston, is an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the New York Stock Exchange.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer and controller (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.russberrie.com, by clicking onto the words “Corporate Governance” on the main menu and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link and such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 111 Bauer Drive, Oakland, New Jersey 07432, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.

New York Stock Exchange Certification

The certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange listing standards, section 303A.12(a), relating to the Company’s compliance with such exchange’s corporate governance listing standards, was submitted to the New York Stock Exchange on June 14, 2004.

ITEM 11.              EXECUTIVE COMPENSATION

Information relating to this item appears under the captions “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD”, “DIRECTOR COMPENSATION”, “EXECUTIVE COMPENSATION”, “EXECUTIVE COMPENSATION-COMPENSATION COMMITTEE REPORT”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “RUSS BERRIE AND COMPANY, INC. COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG RUSS BERRIE AND COMPANY, INC., THE S & P 500 INDEX AND PEER GROUP COMPANIES” of the 2005 Proxy Statement, which are each incorporated herein by reference thereto.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item appears under the captions “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” of the 2005 Proxy Statement, which is incorporated herein by reference thereto.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2004, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	505,560	$24.53	2,442,841
Equity compensation plans not approved by security holders	350,000 (3)	$21.06	0
Total	855,560	$23.11	2,442,841

(1)          The plans are the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”), 2004 Employee Stock Purchase Plan (the “2004 ESPP”), 1999 Stock Option Plan for Outside Directors, 1999 Stock Option and Restricted Stock Plan (“1999 SORSP”), 1999 Stock Option Plan, 1999 Employee Stock Purchase Plan (the preceding four plans collectively, the “1999 Plans”) and corresponding predecessor plans for 1994 (collectively, the “1994 Plans”). On May 7, 2004, the Company announced that the Board of Directors had authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans for cash in amounts ranging from $0.25 per share to $5.00 per share, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission on May 7, 2004, May 28, 2004, June 15, 2004, June 22, 2004 and June 30, 2004, respectively. The tender offer closed in June 2004, with an aggregate purchase price of approximately $844,000 paid by the Company for the tender of options to purchase 757,609 shares of Common Stock.

(2)          The 2004 Plan and the 2004 ESPP were approved by the shareholders of the Company at the Annual Meeting of Shareholders on May 7, 2003; such plans became effective January 1, 2004. 2,299,622 shares of Common Stock remain available for issuance for grants of stock options, restricted and non-restricted stock under the 2004 Plan and 143,219 shares of Common Stock remain available for issuance under the 2004 ESPP. On February 15, 2005, options to purchase 10,000 shares of Common Stock were granted to an employee of the Company under the 2004 Plan. No awards could be made under the 1999 Plans after December 31, 2003. No awards could be made under the 1994 Plans after December 31, 1998.

(3)          (a)   Includes 150,000 shares issuable under stock options granted to Mr. Andrew R. Gatto in accordance with the terms of his employment agreement (the “Gatto Employment Agreement”), as a material inducement to Mr. Gatto becoming President and Chief Executive Officer of the

Company. The options have an exercise price of $19.53 per share. Except as described below, the options shall vest 20% annually over five years from June 1, 2004, the date of grant. In general, the options are exercisable for ten years from the date of grant. In the event of the termination of the employment of Mr. Gatto by the Company without Cause or by reason of his Disability or by Mr. Gatto for Good Reason (each as defined in the Gatto Employment Agreement), whether or not in connection with a change in control, or by reason of Mr. Gatto’s death, any unexercised portion of the options, whether or not vested, shall become vested and immediately exercisable for a period of two years or the remaining term of the options, whichever is shorter. In the event of the termination of the employment of Mr. Gatto by the Company for Cause or by Mr. Gatto without Good Reason, any unvested portion of the options shall immediately terminate and any vested portion of the options may be exercised for 30 days following the date of such termination or the remaining term of the options, whichever is shorter. Upon any Change in Control (as defined in the definition of Good Reason under the Gatto Employment Agreement), any outstanding unexercised portion of the options, whether or not vested on the date of such Change in Control, shall be deemed fully vested and exercisable. The options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan. The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery, (i) fully registered (at the Company’s expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company’s expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.

(b)         Includes 100,000 shares issuable under stock options granted to Mr. Michael Levin (the “ML Options”) in accordance with the terms of his employment agreement (the “ML Employment Agreement”), as a material inducement to Mr. Levin becoming President and Chief Executive Officer of Kids Line following its acquisition by the Company. The ML Options have an exercise price of $22.21 per share. Except as described below, the ML Options vest 33 1/3% annually over three years from December 15, 2004, the date of grant. In general, the ML Options are exercisable for ten years from the date of grant. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line by reason of his Disability (as defined in the ML Employment Agreement), or by reason of his death, any outstanding unexercised portion of the ML Options, whether or not vested and/or exercisable on the date of such termination, shall be deemed fully vested and exercisable and may be exercised by Mr. Levin’s legal representatives, estate, legatee(s) or permitted transferee(s), as applicable, for up to one (1) year after such termination or the stated term of the option, whichever period is shorter. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line for Cause or by Mr. Levin without Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options, whether vested or not, will be cancelled and deemed terminated as of the date of his termination. If Mr. Levin’s employment under the ML Employment Agreement is terminated by Kids Line without Cause or by Mr. Levin with Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options, whether or not vested and/or exercisable on the date of such termination, shall be deemed fully vested and exercisable and may be exercised by Mr. Levin or his permitted transferee(s), as applicable, for up to six months after such termination or the stated term of the option, whichever period is shorter. The provisions set forth in the last three sentences are referred to herein as the “Termination Provisions”. The ML Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan.

(c)          Includes 100,000 shares issuable under stock options granted to Ms. Joanne Levin (the “JL Options”) in accordance with the terms of her employment agreement (the “JL Employment Agreement”), as a material inducement to Ms. Levin becoming Executive Vice President of Kids Line following its acquisition by the Company. The JL Options have an exercise price of $22.21 per share. Except as described below, the JL Options vest 33 1/3% annually over three years from December 15, 2004, the date of grant. In general, the JL Options are exercisable for ten years from the date of grant. The JL Options are subject to the Termination Provisions. The JL Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the 2005 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item appears under the captions “INDEPENDENT PUBLIC ACCOUNTANTS”, “AUDIT FEES”, “AUDIT RELATED FEES”, “TAX FEES”, “ALL OTHER FEES” and “AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES” of the 2005 Proxy Statement, which is incorporated herein by reference thereto.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents filed as part of this Report.

1. Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts—Years Ended December 31, 2004, 2003 and 2002

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:

(Listed by numbers corresponding to item 601 of Regulation S-K)

Exhibit No.
2.1

Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supple mentally and omitted schedules to the Commission upon request.(18)

2.2		Membership Interest Purchase Agreement among Kids Line LLC, Russ Berrie and Company, Inc. and the various sellers party hereto dated as of December 15, 2004(29)
3.1	(a)	Restated Certificate of Incorporation of the Registrant and amendment thereto.(3)
	(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.(10)
3.2	(a)	By-Laws of the Registrant.(3)
	(b)	Amendment to Revised By-Laws of the Company adopted April 30, 1987.(10)
	(c)	Amendment to Revised By-Laws of the Company adopted February 18, 1988.(10)
	(d)	Amendment to Revised By-Laws of the Company adopted July 25, 1995.(15)
	(e)	Amendment to Revised By-Laws of the Company adopted April 21, 1999.(17)
	(f)	Amendment to revised By-Laws of the Company adopted July 26, 2000.(18)
	(g)	Amendment to revised By-Laws of the Company adopted January 20, 2003(21)
	(h)	Amendment to revised By-Laws of the Company adopted February 11, 2003(21)
	(i)	Amendment to revised By-Laws of the Company adopted February 11, 2003(21)
	(j)	Amendment to revised By-Laws of the Company adopted March 18, 2003(21)
	(k)	Amendment to revised By-Laws of the Company adopted March 2, 2004(28)
	(l)	Amendment to Revised By-Laws of the Company adopted April 7, 2004(25)
	(m)	Amendment to Revised By-Laws of the Company adopted February 9, 2005(30)
4.1		Form of Common Stock Certificate.(1)

4.2		Financing Agreement by and among Russ Berrie and Company, Inc. and Ableco Finance LLC dated as of December 15, 2004(29)
4.3		Security Agreement among Granters and Ableco Finance LLC dated as of December 15, 2004(29)
10.1		Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Russ Berrie and Company, Inc.(2)
10.2		Lease, dated December 28, 1983, between Russell Berrie and Russ Berrie and Company, Inc.(2)
10.3		Guarantee dated as of December 1, 1983, from Russ Berrie and Company, Inc. to the New Jersey Economic Development Authority, Bankers Trust Company as Trustee and each Holder of a Bond.(2)
10.4		Loan Agreement, dated as of December 1, 1983, between the New Jersey Economic Development Authority and Russell Berrie.(2)
10.5		Mortgage, dated December 28, 1983, between Russell Berrie and Citibank, N.A.(2)
10.6		Form of New Jersey Economic Development Authority Variable/Fixed Rate Economic Development Bond (Russell Berrie—1983 Project).(2)
10.7		Grant Deed, dated June 28, 1982, from Russ Berrie and Company, Inc. to Russell Berrie.(1)
10.8		Lease Agreement, dated July 1, 1987, between Hunter Street, Inc. and Russ Berrie and Co (West), Inc.(4)
10.9		Lease Agreement dated November 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc.(5)
10.10		Lease Agreement dated June 8, 1989 between Americana Development, Inc. and Russ Berrie and Company, Inc.(6)
10.11		Lease dated December 25, 1989 between Kestrel Properties, Ltd. and Russ Berrie (U.K.) Ltd.(6)
10.12		Agreement for sale and purchase of parts or shares of Sea View Estate between Sino Rank Company Limited and Tri Russ International (Hong Kong) Limited dated March 10, 1990.(7)
	(a)	Asset Purchase Agreement dated September 18, 1990 by and among Bright, Inc., Bright of America, Inc., Bright Crest, LTD. and William T. Bright.(7)
	(b)	Non-Compete Agreement dated September 18, 1990 by and between William T. Bright and Bright, Inc.(7)
	(c)	Deed of Trust dated September 18, 1990 by and among Bright, Inc., F.T. Graff Jr. and Louis S. Southworth, III, Trustees, and Bright of America, Inc.(7)
10.13		Transfer of Freehold land between British Telecommunications plc and BT Property Limited and Russ Berrie (UK) Ltd.(8)
10.14		Russ Berrie and Company, Inc. 1994 Stock Option Plan.*(8)
10.15		Russ Berrie and Company, Inc. 1994 Stock Option Plan for Outside Directors.*(8)
10.16		Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan.*(8)
10.17		Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan.*(8)
10.18		Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc.(9)
10.19		Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ, Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button.(10)
10.20		Asset Purchase Agreement By and Among PF ACQUISITION CORP., ZEBRA CAPITAL CORPORATION, PAPEL/FREELANCE, INC. and RUSS BERRIE AND COMPANY, INC. dated December 15, 1995.(11)

10.21	Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan.*(12)
10.22	Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto.(13)
10.23	Agreement of Purchase and Sale between Amram’s Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997.(14)
10.24	Russ Berrie and Company, Inc. 1999 Stock Option Plan.*(15)
10.25	Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors.*(15)
10.26	Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan.*(15)
10.27	Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan.*(15)
10.28	Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc.(16)
10.29	Executive Employment Agreement dated March 1, 2001 between Russ Berrie and Company, Inc. and Michael M. Saunders.*(17)
10.30	Russ Berrie and Company, Inc. Executive Deferred Compensation Plan.*(19)
10.31	Russ Berrie and Company, Inc. Change in Control Severance Plan.*(21)
10.32	Russ Berrie and Company, Inc. Severance Policy For Domestic Vice Presidents (And Above).*(21)
10.33	Agreement dated March 19, 2003 between Russ Berrie and Company, Inc. and A. Curts Cooke.*(21)
10.34	Agreement dated March 25, 2003 between Russ Berrie and Company, Inc. and Jeff Bialosky.*(22)
10.35	Letter dated July 2, 2003 between the Company and Arnold S. Bloom regarding retention bonus.*(23)
10.36	Letter dated July 2, 2003 between the Company and Chris Robinson regarding retention bonus.*(23)
10.37	Letter dated July 2, 2003 between the Company and A. Curts Cooke regarding retention bonus.*(23)
10.38	Letter dated July 2, 2003 between the Company and Dan Schlotterbeck regarding retention bonus.*(23)
10.39	Letter dated July 2, 2003 between the Company and Eva Goldenberg regarding retention bonus.*(23)
10.40	Letter dated July 2, 2003 between the Company and Jack Toolan regarding retention bonus.*(23)
10.41	Letter dated July 2, 2003 between the Company and Jeffrey A. Bialosky regarding retention bonus.*(23)
10.42	Letter dated July 2, 2003 between the Company and John Wille regarding retention bonus.*(23)
10.43	Letter dated July 2, 2003 between the Company and Michael Saunders regarding retention bonus*(23)
10.44	Letter dated July 2, 2003 between the Company and Ricky Chan regarding retention bonus.*(23)
10.45	Letter dated July 2, 2003 between the Company and Tom Higgerson regarding retention bonus*(23)
10.46	Executive Employment Agreement dated September 22, 2003 between Russ Berrie and Company, Inc. and John T. Toolan*(23)
10.47	Stock Option Agreement dated September 8, 2003 between Russ Berrie and Company, Inc. and Geff Lee*(23)

10.48	Stock Option Agreement dated September 5, 2003 between Russ Berrie and Company, Inc. and Dennis Nesta*(23)
10.49	Russ Berrie and Company, Inc. 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(18)
10.50	Russ Berrie and Company, Inc. 2004 Employee Stock Purchase Plan*(18)
10.51	Amendment to and extension of lease agreement dated May 7, 2003 by and between Russ Berrie and Company, Inc. and Tri-State Realty and Investment Company(25)
10.52	Second Amendment to lease dated November 18, 2003 by and between Russ Berrie and Company, Inc. and Estate of Russell Berrie.(25)
10.53	Amendment to Russ Berrie and Company, Inc. Change In Control Severance Plan*(25)
10.54	Letter dated January 5, 2004 between the Company and Arnold S. Bloom regarding retention bonus*(25)
10.55	Letter dated January 5, 2004 between the Company and Chris Robinson regarding retention bonus*(25)
10.56	Letter dated January 5, 2004 between the Company and A. Curts Cooke regarding retention bonus*(25)
10.57	Letter dated January 5, 2004 between the Company and Dan Schlotterbeck regarding retention bonus*(25)
10.58	Letter dated January 5, 2004 between the Company and Eva Goldenberg regarding retention bonus*(25)
10.59	Letter dated January 5, 2004 between the Company and Jack Toolan regarding retention bonus*(25)
10.60	Letter dated January 5, 2004 between the Company and Jeffrey A. Bialosky regarding retention bonus*(25)
10.61	Letter dated January 5, 2004 between the Company and John Wille regarding retention bonus*(25)
10.62	Letter dated January 5, 2004 between the Company and Michael Saunders regarding retention bonus*(25)
10.63	Letter dated January 5, 2004 between the Company and Ricky Chan regarding retention bonus*(25)
10.64	Letter dated January 5, 2004 between the Company and Tom Higgerson regarding retention bonus*(25)
10.65	Agreement dated as of April 9, 2004 between Russ Berrie and Company, Inc. and Andrew R. Gatto*(26)
10.66

Offer to Purchase Specific Options dated May 28, 2004, as amended, incorporated herein by reference to Amendment No. 4 to the Statement on Schedule TO, as filed with the Securities and Exchange Commission on June 30, 2004.*

10.67	Letter of Transmittal, incorporated herein by reference to Exhibit (a)(1)(iii) of the Statement on Schedule TO, as filed with the Securities and Exchange Commission on May 28, 2004.*
10.68	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 100,000 shares of Common Stock*(27)
10.69	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 150,000 shares of Common Stock*(27)
10.70	Executive Employment Agreement dated August 24, 2004 between Russ Berrie and Company, Inc. and Lynn Moran*(28)

10.71	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and John T. Toolan*(28)
10.72	Option Purchase and Sale Agreement dated as of September 10, 2004, by and between Russ Berrie and Company, Inc. Christopher Robinson*(28)
10.73	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and William Landman*(28)
10.74	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Joseph Kling*(28)
10.75	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Raphael Benaroya*(28)
10.76	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Josh Weston*(28)
10.77	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Carl Epstein*(28)
10.78	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Ilan Kaufthal*(28)
10.79	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and Charles Klatskin*(28)
10.80	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and Sidney Slauson*(28)
10.81	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Jeff Bialosky*(28)
10.82

Order of US Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code (28)

10.83	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto;(28)
10.84	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non- Restricted Stock Plan*
10.85	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*
10.86	Form of Restricted Stock Agreement with respect to 2004 Stock Option, Restricted and Non-Restricted Stock Plan*
10.87	Letter dated September 28, 2004 between the Company and John T. Toolan regarding severance arrangements*
10.88	Letter dated December 30, 2004 between the Company and Ricky Chan regarding severance arrangements*
10.89	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Joanne Levin*
10.90	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Michael Levin*
10.91	Trademark Purchase Agreement between Russ Berrie and Company, Inc. and Applause, LLC (28)
10.92	Commitment Letter between Russ Berrie and Company, Inc. and Ableco Finance LLC dated November 24, 2004
10.93	Incentive Compensation Program adopted on March 11, 2005(31)*
21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

*                    Represent management contracts or compensatory plan or arrangement.

(1)          Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1, as filed on March 29, 1984.

(2)          Incorporated by reference to Registration Statement No. 2-88797on Form S-1, as filed on February 2, 1984.

(3)          Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.

(4)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.

(5)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.

(6)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.

(7)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.

(8)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.

(9)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(10)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(11)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(12)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(13)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(14)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.

(15)   Incorporated by reference to Form S-8 Registration Statement No. 333-70081 as filed on January 4, 1999.

(16)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(17)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.

(18)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.

(19)   Incorporated by reference to Form S-8 Registration Statement No. 333-76248 as filed on January 3, 2002.

(20)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(21)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.

(22)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(23)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(24)   Incorporated by reference to the Company’s definitive Proxy Statement dated March 21, 2003.

(25)   Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

(26)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(27)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(28)   Incorporated by reference to Quarterly Report on Form 10-Q for the year ended September 30, 2004.

(29)   Incorporated by reference to Form 8-K filed on December 22, 2004.

(30)   Incorporated by reference to Form 8-K filed on February 15, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)
March 31, 2005	By:	/s/ JOHN D. WILLE
Date		John D. Wille
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW GATTO	March 31, 2005
Andrew Gatto, Chief Executive Officer and Director (Principle Executive Officer)	Date
/s/ ANGELICA BERRIE	March 31, 2005
Angelica Berrie, Vice Chairman and Director	Date
/s/ RAPHAEL BENAROYA	March 31, 2005
Raphael Benaroya, Director	Date
/s/ CARL EPSTEIN	March 31, 2005
Carl Epstein, Director	Date
/s/ ILAN KAUFTHAL	March 31, 2005
Ilan Kaufthal, Director	Date
/s/ CHARLES KLATSKIN	March 31, 2005
Charles Klatskin, Director	Date
/s/ JOSEPH KLING	March 31, 2005
Joseph Kling, Director	Date
/s/ WILLIAM A. LANDMAN	March 31, 2005
William A. Landman, Director	Date
/s/ JOSH WESTON	March 31, 2005
Josh Weston, Chairman and Director	Date

Exhibit Index

Exhibit Numbers
10.84	Form of Stock Option Agreement with respect to 2004 Stock Option, Restricted and Non-Restricted Stock Plan.
10.85	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option, Restricted and Non-Restricted Stock Plan.
10.86	Form of Restricted Stock Agreement with respect to 2004 Stock Option, Restricted and Non-Restricted Stock Plan.
10.87	Letter dated September 30, 2004 between the Company and John T. Toolan regarding severance arrangements
10.88	Letter dated December 30, 2004 between the Company and Ricky Chan regarding severance arrangements
10.89	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Joanne Levin
10.90	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Michael Levin
10.92	Commitment Letter between Russ Berrie and Company, Inc. and Ableco Finance LLC dated November 24, 2004
21.1	List of Subsidiaries
23.1	Consents of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expenses	Deductions*	Balance at End of Period
Allowance for accounts receivable:
Year ended December 31, 2002	3,454	1,513	1,572	3,395
Year ended December 31, 2003	3,395	1,730	1,284	3,841
Year ended December 31, 2004	3,841	1,225	2,253	2,950
Allowance for inventory:
Year ended December 31, 2002	13,505	2,518	6,717	9,306
Year ended December 31, 2003	9,306	876	2,313	7,869
Year ended December 31, 2004	7,869	14,178	12,573	9,771

*                    Principally account write-offs, allowances and disposal of merchandise, respectively. For the year ended December 31, 2002, the deduction for slow moving inventory was primarily due to a charitable donation (see Note 6 of the Notes to the consolidated financial statements).