Form 10-Q
period 2005-03-31
RUSS BERRIE & CO INC
filed 2005-05-10
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2005 was as follows:

CLASS	OUTSTANDING At April 30, 2005
Common Stock, $0.10 stated value	20,824,475

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$41,646	$48,099
Restricted cash	—	4,604
Accounts receivable, trade, less allowances of $3,299 in 2005 and $2,950 in 2004	64,198	75,722
Inventories — net	41,326	47,391
Prepaid expenses and other current assets	6,229	6,090
Income tax receivable	12,577	11,359
Deferred income taxes	2,830	2,860
Total current assets	168,806	196,125

Property, plant and equipment — net	27,080	28,690
Goodwill	89,213	89,213
Intangible assets	61,683	61,927
Restricted cash	11,082	11,026
Deferred income taxes	4,518	4,518
Other assets	11,353	10,852
Assets held for sale	—	8,747
Total assets	$373,735	$411,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt	$7,000	$25,250
Accounts payable	6,622	12,137
Accrued expenses	26,331	35,204
Accrued income taxes	4,365	4,241
Total current liabilities	44,318	76,832
Long term debt, excluding current portion	98,000	99,750
Total liabilities	$142,318	$176,582
Commitments and contingencies
Shareholders’ equity
Common stock: $.10 stated value per share; authorized 50,000,000 shares; issued 2005, 26,460,759 shares; 2004 – 26,460,759 shares	2,648	2,648
Additional paid in capital	88,685	88,693
Retained earnings	236,215	237,937
Accumulated other comprehensive income	14,019	15,388
Treasury stock, at cost (5,636,284 shares at March 31, 2005 and at December 31, 2004)	(110,150)	(110,150)

Total shareholders’ equity	231,417	234,516
Total liabilities and shareholders’ equity	$373,735	$411,098

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004

Net sales	$70,740	$65,713

Cost of Sales	39,344	32,610

Gross profit	31,396	33,103

Selling, general and administrative expenses	30,685	34,441

Investment and other (expense) income-net	(3,451)	1,963

(Loss) income before (benefit) provision for income taxes	(2,740)	625

(Benefit) provision for income taxes	(1,018)	189

Net (loss) income	$(1,722)	$436

Net (loss) income per share:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02

Weighted average shares:
Basic	20,824,000	20,684,000
Diluted	20,824,000	20,762,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Cash flows from operating activities:
Net income	$(1,722)	$436
Adjustments to reconcile net(loss) income to net cash provided by operating activities:
Depreciation and amortization	1,898	1,673
Amortization of Deferred financing cost	416	—
Provision for accounts receivable reserves	96	620
Other	90	751
Changes in assets and liabilities :
Restricted cash	4,548	—
Accounts receivable	11,428	18,699
Inventories—net	6,065	3,844
Prepaid expenses and other current assets	(139)	(346)
Other assets	(129)	2,113
Accounts payable	(5,515)	(3,165)
Accrued expenses	(8,873)	(10,163)
Income taxes	(1,064)	(2,259)
Total adjustments	8,821	11,767
Net cash provided by operating activities	7,099	12,203
Cash flows from investing activities:
Purchase of marketable securities and other investments	—	(138,334)
Proceeds from sale of marketable securities and other investments	—	234,263
Proceeds from sale of property, plant and equipment	8,761	45
Capital expenditures	(320)	(723)
Other	(31)	—
Net cash provided by investing activities	8,410	95,251
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,647
Dividends paid to shareholders	—	(6,215)
Payment of Deferred Financing cost	(788)	—
Payment of Long Term Debt	(20,000)	—
Net cash (used in) financing activities	(20,788)	(4,568)
Effect of exchange rate changes on cash and cash equivalents	(1,174)	1,137
Net (decrease) increase in cash and cash equivalents	(6,453)	104,023
Cash and cash equivalents at beginning of period	48,099	81,535
Cash and cash equivalents at end of period	$41,646	$185,558
Cash paid during the year for:
Interest expense	$3,077	$15
Income taxes	$405	$2,237

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the acquisition of Kids Line, LLC, the Company had two reportable segments: the core segment, which consisted of the Company’s gift business, and the non-core segment, which consisted of the businesses of Sassy, Inc. and Bright of America, Inc.  After the acquisition of Kids Line as of December 15, 2004, the Company reclassified its operations into three reportable segments: (i) the Company’s gift business, (ii) the Company’s infant and juvenile business, which consists of the businesses of Sassy, Inc. and Kids Line, LLC, and (iii) its non-core business, which consisted of Bright of America, Inc., until its sale effective August 2, 2004.  The Company has redefined its 2004 segment disclosures to conform to the new segment classifications.  Note, however, that as a result of the sale of Bright of America, the Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.  The segmentation of the Company’s operations reflects how the Company’s chief executive officer currently views results of operations.  There are no intersegment revenues.

The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors.  The Company’s infant and juvenile businesses design and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products, and consists of Sassy, Inc. and Kids Line LLC.  These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges.  The Company’s non-core business consisted of Bright of America, Inc. until its sale by the company effective August 2, 2004.  Non-core products included educational products, placemats, candles and home fragrance products, which were sold to customers primarily in the United States through mass marketers.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2005 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” and, accounts for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method of accounting.  Accordingly, no compensation cost has been recognized for the options granted by the Company with an initial exercise price equal to the fair value of the common stock except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in non-cash income of $8,600 and non-cash expense of $30,000 during the three months ended March 31, 2005 and March 31, 2004, respectively, due to options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders.  Had compensation cost for the Company’s stock grants been determined based on the fair recognition provisions of SFAS No. 123 at the grant date, in the three months ended March 31, 2005 and 2004, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net (loss) income-as reported	$(1,722,000)	$436,000
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	118,000	187,000

Net (loss) income-pro forma	(1,840,000)	249,000

(Loss) earnings per share (basic) - as reported	(0.08)	0.02
(Loss) earnings per share (basic) – pro forma	(0.09)	0.01
(Loss) earnings per share (diluted) – as reported	(0.08)	0.02
(Loss) earnings per share (diluted) – pro forma	(0.09)	0.01

The fair value of each option granted by Company is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Three Months Ended March 31,
	2005	2004
Dividend yield	5.04%	3.52%
Risk-free interest rate	4.12%	2.40%
Volatility	29.43%	23.56%
Expected life (years)	4.2	3.9
Weighted average fair value of options granted during the year	$3.93	$5.06

NOTE 3 - EARNINGS PER SHARE

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended March 31,
	2005	2004

Weighted average common shares outstanding	20,824,000	20,684,000

Dilutive effect of common shares issuable under outstanding stock options	—	78,000
Weighted average common shares outstanding assuming dilution	20,824,000	20,762,000

Stock options outstanding at March 31, 2005 and March 31, 2004 to purchase 613,000 and 186,000 of common stock, respectively, were not included in the computation of earnings per common share assuming dilution for such period because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 4 – ACQUISITIONS

As previously disclosed in the Company’s 2004 Annual Report on Form 10-K, in December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed on December 16, 2004, as of December 15, 2004.  Kids Line is a designer and distributor of infant bedding products, and its assets consist primarily of accounts receivable and inventory and intangible assets.  At closing, the Company paid approximately $130,532,000, which represented the portion of the purchase price due at closing plus various transaction costs.  The aggregate purchase price under the Purchase Agreement, however, includes the potential payment of contingent consideration (the “Earnout Consideration”).  The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ended November 30, 2007), and shall be paid at the times described in the Purchase Agreement (approximately the third anniversary of the closing date).  The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill when and if it is earned.

In connection with the Purchase, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004, as amended on March 18 and March 31, 2005 (the “Financing Agreement”) with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”). The Financing Agreement consists of a term loan in the original principal amount of $125 million which matures on November 14, 2007 (the “Term Loan”).  The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.  The Financing Agreement is described in Note 5 to the Unaudited Consolidated Financial Statements.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2004 assumes the acquisition of KidsLine LLC occurred as of January 1, 2004.

Three Months Ended March 31, 2004
Net sales	$79,030,000
Net income	1,408,000
Net income per share:
Basic	$0.07
Diluted	$0.07

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

NOTE 5 – DEBT

In connection with the Purchase of Kids Line, LLC, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004, amended on March 18, 2005 and March 31, 2005, as described below (the “Financing Agreement”) with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”).  The Financing Agreement consists of a term loan in the original principal amount of $125 million which matures on November 14, 2007 (the “Term Loan”).  The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.

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

On March 18, 2005, the Agent waived, with respect to the year ending December 31, 2004, the Company’s non-compliance with a covenant in the Financing Agreement as originally executed, that limited the amount of its aggregate operating lease expense, and amended such covenant to increase the amount of the annual expense limitation for the term of the Financing Agreement. In addition, the Financing Agreement, as originally executed, contains, among other things, various financial covenants to which the Company and its subsidiaries must adhere on a monthly and quarterly basis (a Funded Debt Ratio, a Fixed Charge Coverage Ratio, a Consolidated EBITDA covenant, an Infant Line EBITDA covenant and a Minimum Qualified Cash covenant, all as defined in the Financing Agreement). The Company was in compliance with such financial covenants as of December 31, 2004. However, because management believed that the Company would not be in compliance as of March 31, 2005, with the Consolidated EBITDA Covenant and the Funded Debt Ratio set forth in the Financing Agreement as originally executed, and had substantial concerns over whether the Company would be in compliance with such covenants for the remainder of 2005, on March 31, 2005, the Agent, the Required Lenders under the Financing Agreement, the Company and its subsidiaries party thereto executed the Amendment, which amended the Consolidated EBITDA covenant for the quarters ending March 31, June 30, September 30 and December 31, 2005 (in light of the additional $18,250,000 prepayment of principal discussed above, no amendment of the Funded Debt Ratio or any other financial covenant was required).

The amended covenants are set forth below:

	Original Required Consolidated EBITDA	Amended Required Consolidated EBITDA

March 31, 2005	$29,000,000	$27,500,000
June 30, 2005	$34,000,000	$31,000,000
September 30, 2005	$39,000,000	$33,000,000
December 31, 2005	$44,000,000	$36,000,000

Management believes that the Company will be in compliance with such amended covenants and all of the covenants of the Financing Agreement through March 31, 2006. In connection with the Amendment, in addition to the dividend restrictions set forth below, the Company agreed to (i) simultaneously with the execution of the Amendment, prepay a portion of the principal of the Term Loan in the amount of $18,250,000 (in lieu of payment to the Agent of a portion of the Federal tax refund that the Company expects to receive as a result of net operating loss carrybacks for 2004, as required in the original Financing Agreement but in addition to the required quarterly principal payment), (ii) amend the interest rate provisions applicable to the term loan as discussed above, (iii) increase the Minimum Qualified Cash level (as defined) required by the Financing Agreement from $40,000,000 to $45,000,000, (iv) maintain the Term Loan LC (as defined below) throughout the term of the Financing Agreement (such Term Loan LC would otherwise have been released when the Funded Debt Ratio is less than 3.0:1.0), and (v) pay a fee of $787,500 in connection with the execution of the Amendment.

In accordance with the Amendment, as long as all or any portion of the Term Loan is outstanding, the Company is not permitted to declare and/or pay dividends unless, except in all cases with respect to the dividend declared by the Company on March 31, 2005 and paid during the month of April, 2005 (the “First Quarter 2005 Dividend”), (i) no Default or Event of Default (as defined in the Financing Agreement) shall have occurred and be continuing either before or after giving effect to such declaration and payment; (ii) at the time of declaration of such dividends, the chief financial officer of the Company shall have certified in writing to the Agent that as of such date and after due investigation and inquiry, such chief financial officer has no reason to believe that, after giving effect to the payment of such dividends, the Company will not be in compliance with any of the financial covenants in the Financing Agreement generally as of the end of the fiscal quarter in which such dividends are to be paid; and (iii) the Company satisfies a minimum Consolidated EBITDA test for the fiscal quarter immediately preceding the fiscal quarter in which such dividend is to be paid (in any event, no such dividend shall exceed $6,250,000 per quarter); provided further, notwithstanding the foregoing or any other provision of the Financing Agreement, (a) the Company may declare and pay only the December 2004 Dividend in the fiscal quarter ending December 31, 2004; (b) the amount of the First Quarter 2005 Dividend shall be no greater than either (i) ten cents ($0.10) per share or (ii) $2,100,000; and  (c) the Company may declare and pay a dividend not greater than either $0.05 per share (subject to corresponding adjustment for stock splits, stock dividends and recapitalizations) or $1,050,000 for each of the second, third and fourth quarters of 2005, provided that the Company has the Dollar Equivalent Amount of Qualified Cash (as defined in the Financing Agreement) of at least $55,000,000, after giving effect to any such dividend, and the Company is in compliance with clauses (i), (ii) and (iii) above. In light of the foregoing, the Company cannot assure the ability to pay dividends in the future.

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

The Company has pledged the equity interests of certain of its subsidiaries to the Agent in order to secure its obligations under the Financing Agreement pursuant to the terms of a Security Agreement made on December 15, 2004 among the Company, its subsidiaries party thereto and the Agent (the “Security Agreement”). The Company has also provided an evergreen irrevocable letter of credit an amount of $10,000,000 which the Agent may draw upon if there is an Event of Default (as defined in the Financing Agreement) or other events specified under the Financing Agreement occur (the “Term Loan LC”).  In addition, pursuant to the Financing Agreement, the Company’s domestic subsidiaries have provided guarantees, and pursuant to the Security Agreement, have granted security interests, to the Agent in substantially all of their personal property in order to secure the Company’s obligations to the lenders and such subsidiaries’ guarantees under the Financing Agreement.

In connection with the original execution and amendments to the Financing Agreement, the Company incurred an aggregate of approximately $5,800,000 in specified fees.  These costs are included in “other assets” on the Consolidated Balance Sheet for the applicable periods and are being amortized over the three year term of the loan.

The domestic lines of credit in place prior to December 15, 2004 totaling $50,000,000 have been canceled effective December 15, 2004.  The maximum amounts available to the Company’s foreign operations at March 31, 2005, under local lines of credit are approximately $20,684,000.

In connection with the purchase of imported merchandise, the Company at March 31, 2005, had letters of credit outstanding of $2,716,000, all related to foreign operations, were collateralized under their existing lines of credit.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The significant components of intangible assets consist of the following:

	Weighted Average Amortization Period	March 31, 2005	December 31, 2004

MAM distribution agreement and relationship	Indefinite life	$10,400,000	$10,400,000
Sassy trade name	Indefinite life	7,100,000	7,100,000
Applause trade name	Indefinite life	7,711,000	7,679,000
Kids Line customer relationships	Indefinite life	31,100,000	31,100,000
Kids Line trade name	Indefinite life	5,300,000	5,300,000
Other intangible assets	0.3 years	72,000	348,000

Total intangible assets		$61,683,000	$61,927,000

Other intangible assets as of March 31, 2005 includes Kidsline and Sassy non-compete agreements which are being amortized over four and five years, respectively.  Other intangible assets as of December 31, 2004 includes Kids Line backlog which was amortized over two months and Kids Line and Sassy non-compete agreements.  Amortization expense was $275,000 and $5,000 for the first three months of 2005 and 2004, respectively.

All of the Company’s goodwill is in the infant and juvenile segment.  There were no changes to the carrying amount of goodwill for the three months ended March 31, 2005:

Balance as of December 31, 2004	$89,213,000
Adjustments to goodwill	0
Balance as of March 31, 2005	$89,213,000

NOTE 7 - DIVIDENDS

No cash dividends were paid during the three months ending March 31, 2005.  Cash dividends of $6,215,000 ($0.30 per share) were paid on March 26, 2004 to shareholders of record of the Company’s Common Stock on March 12, 2004.  See Note 14 – Subsequent Events for a description of dividends declared on March 31, 2005, paid on April 21, 2005.

As is discussed in Note 5, in accordance with the terms of the Amendment, as long as all or any portion of the Term Loan is outstanding, the Company is not permitted to declare and/or pay dividends unless, except in all cases with respect to the First Quarter 2005 Dividend, (i) no Default or Event of Default (as defined in the Financing Agreement) shall have occurred and be continuing either before or after giving effect to such declaration and payment; (ii) at the time of declaration of such dividends, the chief financial officer of the Company shall have certified in writing to the Agent that as of such date and after due investigation and inquiry, such chief financial officer has no reason to believe that, after giving effect to the payment of such dividends, the Company will not be in compliance with any of the financial covenants in the Financing Agreement generally as of the end of the fiscal quarter in which such dividends are to be paid; and (iii) the Company satisfies a minimum Consolidated EBITDA test for the fiscal quarter immediately preceding the fiscal quarter in which such dividend is to be paid (in any event, no such dividend shall exceed $6,250,000 per quarter); provided further, notwithstanding the foregoing or any other provision of the Financing Agreement, (a) the Company may declare and pay only the December 2004 Dividend in the fiscal quarter ending December 31, 2004; (b) the amount of the First Quarter 2005 Dividend shall be no greater than either (i) ten cents ($0.10) per share or (ii) $2,100,000; and (c) the Company may declare and pay a dividend not greater than either $0.05 per share (subject to corresponding adjustment for stock splits, stock dividends and recapitalizations) or $1,050,000 for each of the second, third and fourth quarters of 2005, provided that the Company has the Dollar Equivalent Amount of Qualified Cash (as defined in the Financing Agreement) of at least $55,000,000, after giving effect to any such dividend, and the Company is in compliance with clauses (i), (ii), and (iii) above.  In light of the foregoing, the Company cannot assure the ability to pay dividends in the future.

NOTE 8 – COST ASSOCIATED WITH DISPOSAL ACTIVITY

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

In furtherance of its efforts to right-size its infrastructure, during the fourth quarter of 2004, Russ Berrie reduced headcount by 38 positions in the Company’s Far East operations and recorded a restructuring charge of $.6 million in connection therewith. Also during the fourth quarter of 2004, with respect to its domestic operations, the Company reduced headcount by 9 positions and recorded a restructuring charge of $1.6 million in connection therewith.  Although these employees are no longer employees of the Company, payments will continue through the fourth quarter of 2005. All costs associated with these restructurings have been recorded in selling, general and administrative expenses in the Consolidated Statement of Operations and are all related to the Company’s gift segment.

The Company reassesses the reserve requirement under the restructuring plan at the end of each reporting period.  Below is the rollforward of the restructuring accrual:

	Balance 12/31/04	2005 Provision	Payments/ Write-offs	Additional Cost Incurred	Balance at 3/31/05
Employee separation	$3,935,000	$—	$1,452,000	$—	$2,483,000
Facility exit cost	20,000	—	20,000	—	—
Total	$3,955,000	$—	$1,472,000	$—	$2,483,000

See “Overview” of Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the facts and circumstances leading up to the restructuring charges discussed herein.

The Company may incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to right-size its infrastructure, although the Company has no current intention to incur any material restructuring charges in the immediate future.

NOTE 9 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

Prior to the acquisition of Kids Line, LLC, the Company had two reportable segments: the core segment, which consisted of the Company’s gift business, and the non-core segment, which consisted of the businesses of Sassy, Inc. and Bright of America, Inc.  After the acquisition of Kids Line as of December 15, 2004, the Company reclassified its operations into three reportable segments: (i) the Company’s gift business, (ii) the Company’s infant and juvenile business, which consists of the businesses of Sassy, Inc. and Kids Line, LLC, and (iii) its non-core business, which consisted of Bright of America, Inc., until its sale effective August 2, 2004.  The Company has redefined its 2004 segment disclosures to conform to the new segment classifications.  Note, however, that as a result of the sale of Bright of America, the Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.  The segmentation of the Company’s operations reflects how the Company’s chief executive officer currently views results of operations.  There are no intersegment revenues.

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

The Company’s infant and juvenile businesses design and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products, and consists of Sassy, Inc. and Kids Line LLC.  These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges.

The Company’s non-core business consisted of Bright of America, Inc. until its sale by the Company effective August 2, 2004.  Non-core products included educational products, placemats, candles and home fragrance products, which were sold to customers primarily in the United States through mass marketers.

	Three Months Ended March 31,
	2005	2004
Gift:
Net sales	$37,905,000	$51,356,000
(Loss) before income taxes	(7,649,000)	(961,000)

Infant and juvenile:
Net sales	32,835,000	12,270,000
Income before income taxes	4,909,000	1,354,000

Non-core:
Net Sales	—	2,087,000
Income before income taxes	—	232,000

Consolidated:
Net Sales	70,740,000	65,713,000
(Loss) income before income taxes	(2,740,000)	625,000

Additionally, total assets of each segment were as follows:

	March 31, 2005	December 31, 2004

Gift	$169,548,000	$201,096,000
Infant and juvenile	204,187,000	210,002,000
Non-core	—	—
Total	$373,735,000	$411,098,000

Concentration of Risk

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, while 88% of purchases are attributable to manufacturers in the People’s Republic of China, the supplier accounting for the greatest dollar volume of purchases accounted for approximately 13% and the five largest suppliers accounted for approximately 41% in the aggregate.  The Company utilizes approximately 100 manufacturers in the Far East.  The Company believes that there are many alternative manufacturers for the Company’s products and sources of raw materials.  As a result, the Company does not believe there is a concentration of risk associated with any significant relationship.

NOTE 10 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contracts (“Forward Contracts”) to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. One of the Company’s domestic subsidiaries periodically enters into Forward Contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the Euro. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months.  At March 31, 2005, the Company’s Forward Contracts have expiration dates which range from one to nine months.

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

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three months ended March  31, 2005 and 2004 as follows:

	Three Months Ended March 31,
	2005	2004
Net (loss) income	$(1,722,000)	$436,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,448,000)	1,541,000

Net unrealized (loss) on securities available-for-sale	—	(255,000)
Net unrealized gain on foreign currency forward exchange contracts and other	79,000	109,000
Other comprehensive income	(1,369,000)	1,395,000

Comprehensive (loss) income	$(3,091,000)	$1,831,000

NOTE 12—INVESTMENT AND OTHER INCOME – NET

The significant components of investment and other income—net consist of the following:

	Three Months Ended March 31,
	2005	2004
Investment income	$302,000	$2,299,000
Interest expense	(3,076,000)	(15,000)
Amortization of Deferred Financial cost	(416,000)	—
Foreign currency transactions, net	(105,000)	(415,000)
Other	(156,000)	94,000
Total	$(3,451,000)	$1,963,000

NOTE 13 – LITIGATION AND COMMITMENTS

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

In connection with the Company’s purchase of Kids Line LLC, the aggregate purchase price includes a potential payment of Earnout Consideration as more fully described in Note 4.  The amount of Earnout Consideration, if any, is not currently determinable.

The Company enters into various license agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  All license agreements other than the agreement with MAM Babyartikel GmbH (which has a remaining term of six years), are for three year terms with extensions agreed to by both parties.  Some of these license agreements include prepayments and minimum guarantee royalty payments.  The amount of guaranteed royalty payments with respect to all license agreements over the next three years aggregates $5.8 million.  The Company’s royalty expense for the first three months of 2005 and 2004 were $437,000 and $190,000, respectively.

An action was commenced against the Company on August 22, 2001, in the United Stated District Court, District of New Jersey, by Dam Things from Denmark (a.k.a. Troll Company ApS.), alleging, among other things, copyright infringement by the Company of the plaintiff’s reinstated United States copyrights for its troll designs, unfair competition under common law and violation of Danish and U.S. copyrights constituting copyright infringement under the laws of the People’s Republic of China.  The plaintiff was seeking, among other things, injunctive relief prohibiting the Company from continuing to offer for sale its troll products, cancellation of the Company’s U.S. copyright registrations with respect to its various troll products, as well as unspecified damages and attorney’s fees and expenses.  On February 28, 2004, the parties to this litigation executed a worldwide settlement agreement, pursuant to which among other things (i) the parties have executed and filed with the appropriate court a stipulation and order of dismissal of the lawsuit with prejudice, (ii) the Company paid $3,000,000 to the plaintiff, which amount was accrued as of December 31, 2003, (iii) the Company assigned to plaintiff any rights it has in trademark “Good Luck Troll”, as well as any other trademarks relating to the Company’s troll products (executive of trademarks or designations in the word “Russ”) as well as relevant copyright registrations owned by the Company to its troll products, (iv) transferred its remaining inventory of troll products to the plaintiff, and (v) the Company agreed to refrain from making, using, or selling any work that is substantially similar to the Company’s troll products.

In connection with the Company’s continuing expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review in 2003 of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations.  As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and has taken appropriate corrective actions, including the establishment of a new subsidiary in the PRC which became effective January, 2004, and settlement of prior year individual income tax underpayments and associated penalties, totaling approximately $464,000, which was expensed in 2004.

On March 31, 2005, the Company declared a cash dividend of $0.10 per common share, payable on April 21, 2005 to shareholders of record on April 11, 2005.

NOTE 14 – SUBSEQUENT EVENTS

Cash dividends of $2,082,000 ($0.10) per share were paid on April 21, 2005 to shareholders of record of the Company’s Common Stock on April 11, 2005.

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This statement is a revision to SFAS 123, Stock-Based Compensation and supersedes APB opinion No. 25, accounting for stock issued to employees.  SFAS 123 R requires Companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans, based on the grant-date fair value of the award.  Due to the extention of the compliance deadline, SFAS No. 123(R) will be effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005 (for the Company, the first quarter of 2006).  The Company is currently evaluating the standard to determine its effect on the Consolidated Financial Statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

OVERVIEW

The Company’s revenues are primarily derived from sales of its products, a significant portion of which is attributable to sales of products in its gift segment.  Sales and operating profits in the Company’s gift segment began to decline during 2003 as a result of several factors, including (i) retailer consolidation and a declining number of independent retail outlets, which in turn had a negative impact on sales from such outlets, (ii) increased competition from other entities, both wholesellers and retailers, which offered lower pricing and achieved greater customer acceptance of their products and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers.  During the first half of 2003, management realized that the factors discussed above were unlikely to abate, and as a result, began an evaluation of how best to respond.  The result was a multi-pronged approach begun in the third quarter of 2003, which consisted of (i) focusing on categorizing and rationalizing its product range, (ii) segmenting its selling efforts to address management’s perception of new customer requirements and shifting channels of distribution, (iii) focusing on growing its international business and infant and juvenile segment and (iv) restructuring its operations in order to reduce overhead expenses through headcount reductions and the closure of certain domestic showrooms (including restructuring charges of $1.3 million and $1.0 million in the third and fourth quarters of 2003, respectively).  See the 2004 10-K for a discussion of the impact of such 2003 restructurings.

During the first half of 2004, the Company continued to be negatively impacted by the factors discussed above.  As a result, its gift segment’s sales continued to decline.  In response to this continued decline, in addition to the initiatives described above, the Company discontinued pursuit of previously announced strategic alternatives and hired Andrew Gatto as its President and Chief Executive Officer (“CEO”), effective June 1, 2004.  In June

2004, the new CEO implemented a comprehensive strategic review of Russ Berrie’s worldwide inventory, with a view towards his perception of the Company’s future direction in light of the current factors affecting its gift segment.  As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in cost of sales in the second quarter of 2004 to reflect inventory in the gift segment at the lower of its cost or market value.  The Company is selling substantially all of this inventory through other than its normal sales channels. Therefore, no future impact on results of operations or liquidity is anticipated related to this inventory.  Although the Company does not anticipate further material inventory write-downs at this time, a significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand.  The Company manages inventory and monitors product purchasing to minimize this risk.

Concurrently with the inventory review discussed above, the Company continued to evaluate “right sizing” its infrastructure in response to the changing business environment.  As a result of such evaluation, and as disclosed in the Company’s 8-K filed on September 28, 2004, Russ Berrie reduced headcount by approximately 75 positions and recorded a restructuring charge of $4.1 million in the third quarter of 2004.  Management believes that future operating expenses, predominantly through reduced employee cost, will be reduced by approximately $7.5 million as a result of these reductions.  The effects of these reduced costs began in the fourth quarter of 2004.  Although these employees are no longer employees of the Company, and the charges were recorded in the third quarter of 2004, payments will continue through the third quarter of 2005. All costs associated with this restructuring have been recorded in selling, general and administrative expenses.

As discussed in the 2004 10-K, in its continuing efforts to address the negative factors affecting its gift segment and to create more efficient worldwide operations, during the fourth quarter of 2004, the Company continued its “right-sizing” efforts and further reduced headcount by 38 positions in the Company’s Far East operations and recorded a restructuring charge of $.6 million in connection therewith.  Management believes that future operating expenses, predominantly through reduced employee cost, will be reduced by approximately $1.3 million. Also during the fourth quarter of 2004, with respect to its domestic operations, the Company reduced headcount by 9 positions and recorded a restructuring charge of $1.6 million in connection therewith. Management believes that future operating expenses, predominantly through reduced employee cost, will be reduced by approximately $1.7 million.  The effects of these reduced costs began in the fourth quarter of 2004.  Although these employees are no longer employees of the Company, payments will continue through the fourth quarter of 2005.  All costs associated with these restructurings have been recorded in selling, general and administrative expenses.

The Company may incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to right-size its infrastructure, although the Company has no current intention to incur any material restructuring charges in the immediate future.

In addition to the “right-sizing” efforts discussed above, the Company is continuing to respond to these developments affecting its gift business by (i) continuing to focus on realigning its product line and distribution channels to better meet the changing demands of its customers and improve its competitive position in the industry, (ii) segmenting its selling efforts with an increased focus on national accounts, in order to build and strengthen the Company's presence in the mass market (the Company intends to use the APPLAUSE® Trademark as the brand platform upon which the Company's growth in the mass market will be positioned), (iii) continuing to focus on realigning growth opportunities in its international markets and its infant and juvenile business segment, as demonstrated by the acquisition of Kids Line, LLC as of December 15, 2004, (iv) selectively increasing its use of licensing to differentiate its products from its competitors, including during 2004 the license of certain intellectual property from Marvel Enterprises, Inc. relating to Spider-Man® and X-Men™ classic characters and certain other characters;  Andrew McMeel Universal (licensing representative for Ziggy® and Friends, Inc.) to create a “Ziggy”® product line, Sanrio, Inc. to develop and market certain products in connection with the  “KEROPPI” property;  DreamWorks Animation L.L.C. to design and market certain products related to an anticipated 2005 animated movie (Madagascar™); Warner Brothers Consumer Products Inc. relating to Scooby-Doo™ and certain other characters; Hasbro International, Inc. and Simm R Schuster, Inc. relating to the Raggedy Ann and Andy™ property; and during the first quarter of 2005, the license of certain intellectual property from Universal Studios relating to Curious George™; and the Beanstock Group relating to Zelda Wisdom™, (v) pursuing strategic acquisition opportunities; and (vi) implementing a three tiered “good”, “better”, “best” branding strategy within its gift segment to differentiate products sold into the mass market, Russ Berrie’s traditional specialty retail market and upscale department store market. As full implementation of the initiatives discussed above is an on going process, the Company does not anticipate immediate material results from the foregoing program of changes.  Management does believe, however, that such changes are appropriate to address the various developments affecting its gift business, and will yield positive results in the future.

See “Kids Line and Related Financing” under “Liquidity and Capital Resources” below for a discussion on amendments to the Financing Agreement.

SEGMENTS

Prior to the acquisition of Kids Line, LLC, the Company had two reportable segments: the core segment, which consisted of the Company’s gift business, and the non-core segment, which consisted of the businesses of Sassy, Inc.

and Bright of America, Inc.  After the acquisition of Kids Line as of December 15, 2004, the Company reclassified its operations into three reportable segments: (i) the Company’s gift business, (ii) the Company’s infant and juvenile business, which consists of the businesses of Sassy, Inc. and Kids Line, LLC, and (iii) its non-core business, which consisted of Bright of America, Inc., until its sale effective August 2, 2004.  Note, however, that as a result of the sale of Bright of America, the Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.  See Note 9 of the Notes to the Consolidated Financial Statements for a discussion on reclassification of the Company’s segments.  The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors. The Company’s infant and juvenile businesses design and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products.  These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges. Until the Company’s sale of Bright of America, Inc. effective August 2, 2004, the Company’s non-core products included educational products, placemats, candles and home fragrance products, which were sold primarily to customers in the United States through mass marketers.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2005 AND 2004

The Company’s consolidated net sales for the three months ended March 31, 2005 increased 7.6% to $70,740,000 compared to $65,713,000 for the three months ended March 31, 2004.  The net sales increase was attributable to the Company’s infant and juvenile segment, which has included sales of KidsLine LLC since its acquisition in the fourth quarter of 2004.

The Company’s gift segment’s net sales for the three months ended March 31, 2005 decreased 26.2% to $37,905,000 compared to $51,356,000 for the three months ended March 31, 2004, primarily as a result of the factors discussed in the “Overview” above.  Net sales in the Company’s gift segment benefited from foreign exchange rates by approximately $746,000 for the three months ended March 31, 2005.  The Company’s infant and juvenile segment’s net sales for the three months ended March 31, 2005 increased 167.6% to $32,835,000 compared to $12,270,000 for the three months ended March 31, 2004. This increase is comprised of $18,873,000 million of sales attributable to Kids Line and sales growth of 13.8% ($1.7 million) in Sassy Inc.  There were no non-core sales for the three months ended March 31, 2005 compared to $2,087,000 for the three months ended March 31, 2004, as a result of the sale of Bright of America, Inc. effective August 2004.

Consolidated gross profit was 44.4% of consolidated net sales for the three months ended March 31, 2005 as compared to 50.4% of consolidated net sales for the three months ended March 31, 2004.  The decline in the consolidated gross profit percentage is primarily due to competitive pricing pressure in the gift segment, and the increase in infant and juvenile sales as a percent of consolidated sales, which have lower gross profit margins compared to gift segment margins. Gross profit for the Company’s gift segment was 48.1% of net sales for such segment for the three months ended March 31, 2005 as compared to 55.3% of net sales for the three months ended March 31, 2004.  Gross Profit for the Company’s infant and juvenile segment was 40.1% of net sales for such segment for the three months ended March 31, 2005 as compared to 31.8% of net sales for the three months ended March 31, 2004 resulting from the acquisition of KidsLine.

Consolidated selling, general and administrative expense was $30,685,000 or 43.4% of consolidated net sales for the three months ended March 31, 2005 compared to $34,441,000 or 52.4% of consolidated net sales for the three months ended March 31, 2004.  This decrease in consolidated selling, general and administrative expense is due primarily to lower selling, product development, administration and advertising cost, predominately as a result of our restructuring efforts in 2004.  These reductions were partially offset by selling, general and administrative expense as a result of the acquisition of Kids Line.

Consolidated investment and other income/(expense) was an expense of $3,451,000 for the three months ended March 31, 2005 compared to income of $1,963,000 for the three months ended March 31, 2004, a decrease of $5,414,000.  This decrease was primarily the result of interest expense incurred in connection with the Term Loan under the Financing Agreement (each as defined in “Kids Line and Related Financing” below) and lower interest income as all marketable security balances where liquidated in 2004.

The income tax (benefit) in the three months ended March 31, 2005 was $(1,018,000) as compared to an income tax provision of $189,000 in the first three months of 2004.  This change reflects that the Company incurred a pre-tax loss in the three months ended March 31, 2005 of $(2,740,000) as compared to generating pre-tax income of $625,000 in the three months ended March 31, 2004.  The consolidated (benefit)/provision for income taxes as a percent of income before taxes for the three months ended March 31, 2005 was a (37.2%) benefit compared to a 30.2% provision for the three months ended March 31, 2004.  The increase in the effective rate relates to a decrease in tax-advantaged investment income, and an increase in state taxes associated with a reduction in the Company’s deferred state tax asset, and an increase in the effective state rate related to franchise/capital stock taxes constituting a larger percentage relative to the reduced pre-tax profit.

As a result of the foregoing, consolidated net loss for the three months ended March 31, 2005 was $1,722,000 or ($0.08) per diluted share compared to consolidated net income of $436,000 or $0.02 per diluted share for the three months ended March 31, 2004, representing a decrease of $2,158,000 and a decrease of $.10 per diluted share.

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

As of March 31, 2005, the Company had cash and cash equivalents of $41,646,000 compared to $48,099,000 at December 31, 2004.  This reduction of $6,453,000 was primarily related to the repayment of debt, offset somewhat by proceeds from the sale of assets in the UK and Hong Kong, and collections of accounts receivable.  As of March 31, 2005 and December 31, 2004, working capital was $124,488,000 and $119,293,000, respectively.  This increase of $5,195,000 was primarily the result of proceeds from the sale of assets in the UK and Hong Kong.

Cash and cash equivalents decreased by $6,453,000 during the three months ending March 31, 2005 compared to an increase of $104,023,000 during the three months ending March 31, 2004. The increase in the first quarter of 2004 was primarily the result of the Company’s sale of a significant portion of its available-for-sale marketable securities during the three months ended March 31, 2004.  Net cash provided by operating activities was approximately $6,691,000 during the three months ending March 31, 2005 as compared to approximately $12,203,000 during the three months ending March 31, 2004. This decrease of $5,512,000 was due primarily to the net loss in the first quarter of 2005 compared to net income in the first quarter of 2004. Net cash provided by investing activities was approximately $8,410,000 for the three months ending March 31, 2005 as compared to approximately $95,251,000 for the three months ending March 31, 2004. This decrease of approximately $86,841,000 was due primarily to proceeds from the sale of marketable securities in the first three months of 2004.  Net cash used in financing activities of $20,380,000 and $4,568,000 for the three months ending March 31, 2005 and 2004, respectively, consisted primarily of payment of long-term debt obligations during the first three months of 2005 (as described in “Kids Line and Related Financing” below) and payment of dividends in during the first three months of 2004.

During the three months ending March 31, 2005, the Company paid approximately $405,000 for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2005 and expects to receive a United States federal tax refund of approximately $9,452,000 generated as a result of net operating loss carry-backs for the calendar year ended December 31, 2004 (the “Tax Refund”).

Working capital requirements during the three months ending March 31, 2005 were met entirely through internally generated funds. The Company’s capital expenditures during the three months ending March 31, 2005 were approximately $320,000 primarily for continued system implementation and development costs. In the 2004 10K, the Company anticipates capital expenditure requirements for 2005 to be approximately $3,800,000 for distribution center improvements and continued system and development costs.  Due to revised estimates based on actual costs related to such items in first quarter of 2005, capital expenditures for 2005 are now estimated to be approximately $2,000,000 in the aggregate.

Kids Line and Related Financing

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

In connection with the Purchase, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004 amended on March 18, 2005 and March 31, 2005, as described below, (the “Financing Agreement”), with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”). The Financing Agreement consists of a term loan in the original principal amount of $125 million which matures on November 14, 2007 (the “Term Loan”). The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto. The terms of the Financial Agreement are further described below and in Note 5 to the Notes to Consolidated Financial Statements.

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

On March 18, 2005, the Agent waived, with respect to the year ending December 31, 2004, the Company’s non-compliance with a covenant in the Financing Agreement as originally executed, that limited the amount of its aggregate operating lease expense, and amended such covenant to increase the amount of the annual expense limitation for the term of the Financing Agreement. In addition, the Financing Agreement, as originally executed, contains, among other things, various financial covenants to which the Company and its subsidiaries must adhere on a monthly and quarterly basis (a Funded Debt Ratio, a Fixed Charge Coverage Ratio, a Consolidated EBITDA covenant, an Infant Line EBITDA covenant and a Minimum Qualified Cash covenant, all as defined in the

Financing Agreement). The Company was in compliance with such financial covenants as of December 31, 2004. However, because management believed that the Company would not be in compliance as of March 31, 2005, with the Consolidated EBITDA Covenant and the Funded Debt Ratio set forth in the Financing Agreement as originally executed, and had substantial concerns over whether the Company would be in compliance with such covenants for the remainder of 2005, on March 31, 2005, the Agent, the Required Lenders under the Financing Agreement, the Company and its subsidiaries party thereto executed the Amendment, which amended the Consolidated EBITDA covenant for the quarters ending March 31, June 30, September 30 and December 31, 2005 (in light of the additional $18,250,000 prepayment of principal discussed above, no amendment of the Funded Debt Ratio or any other financial covenant was required).  The amended covenants are set forth below:

	Original Required Consolidated EBITDA	Amended Required Consolidated EBITDA

March 31, 2005	$29,000,000	$27,500,000
June 30, 2005	$34,000,000	$31,000,000
September 30, 2005	$39,000,000	$33,000,000
December 31, 2005	$44,000,000	$36,000,000

Management believes that the Company will be in compliance with such amended covenants and all of the covenants of the Financing Agreement through March 31, 2006. In connection with the Amendment, in addition to the dividend restrictions set forth below, the Company agreed to (i) simultaneously with the execution of the Amendment, prepay a portion of the principal of the Term Loan in the amount of $18,250,000 (in lieu of payment to the Agent of a portion of the Federal tax refund that the Company expects to receive as a result of net operating loss carrybacks for 2004, as required in the original Financing Agreement prior to the Amendment but in addition to the required quarterly principal payment), (ii) amend the interest rate provisions applicable to the term loan as discussed above, (iii) increase the Minimum Qualified Cash level (as defined) required by the Financing Agreement from $40,000,000 to $45,000,000, (iv) maintain the Term Loan LC (as defined below) throughout the term of the Financing Agreement (such Term Loan LC would otherwise have been released when the Funded Debt Ratio is less than 3.0:1.0), and (v) pay a fee of $787,500 in connection with the execution of the Amendment.

In accordance with the Amendment, as long as all or any portion of the Term Loan is outstanding, the Company is not permitted to declare and/or pay dividends unless, except in all cases with respect to the dividend declared by the Company on March 31, 2005 and paid during the month of April, 2005 (the “First Quarter 2005 Dividend”), (i) no Default or Event of Default (as defined in the Financing Agreement) shall have occurred and be continuing either before or after giving effect to such declaration and payment; (ii) at the time of declaration of such dividends, the chief financial officer of the Company shall have certified in writing to the Agent that as of such date and after due investigation and inquiry, such chief financial officer has no reason to believe that, after giving effect to the payment of such dividends, the Company will not be in compliance with any of the financial covenants in the Financing Agreement generally as of the end of the fiscal quarter in which such dividends are to be paid; and (iii) the Company satisfies a minimum Consolidated EBITDA test for the fiscal quarter immediately preceding the fiscal quarter in which such dividend is to be paid (in any event, no such dividend shall exceed $6,250,000 per quarter); provided further, notwithstanding the foregoing or any other provision of the Financing Agreement, (a) the Company may declare and pay only the December 2004 Dividend in the fiscal quarter ending December 31, 2004; (b) the amount of the First Quarter 2005 Dividend shall be no greater than either (i) ten cents ($0.10) per share or (ii) $2,100,000; and (c) the Company may declare and pay a dividend not greater than either $0.05 per share (subject to corresponding adjustment for stock splits, stock dividends and recapitalizations) or $1,050,000 for each of the second, third and fourth quarters of 2005, provided that the Company has the Dollar Equivalent Amount of Qualified Cash (as defined in the Financing Agreement) of at least $55,000,000, after giving effect to any such dividend, and the Company is in compliance with clauses (i), (ii) and (iii) above. In light of the foregoing, the Company cannot assure the ability to pay dividends in the future.

In connection with the original execution of and amendments to the Financing Agreement, the Company incurred an aggregate of approximately $5,800,000 in specified fees. These costs are included in “other assets” on the Consolidated Balance Sheet for the applicable periods and are being amortized over the three year term of the loan. Additionally, under the Financing Agreement, the Company was required to establish a standby letter of credit of $10,000,000 in support of the Term Loan (the “Term Loan LC”).

Other Events and Circumstances Pertaining to Liquidity

Cash dividends of $2,082,000 ($0.10) per share were paid on April 21, 2005 to shareholders of record of the Company’s Common Stock on April 11, 2005.  Cash dividends of $6,215,000 per ($0.30) share were paid on March 26, 2004 to shareholders of record of the Company’s Common Stock on March 12, 2004.  See “Kids Line and

Related Financing” above for a discussion of the restrictions on the Company’s ability to pay dividends as long as all or any portion of the Term Loan remains outstanding.

During the fourth quarter of 2004, the Company entered into a sales agreement to sell one of its two office locations in Hong Kong as a result of the Company transitioning a number of functions that had previously been performed in Hong Kong into our offices in mainland China. The sales price was $2.8 million and the closing occurred on January 31, 2005. As a result of this transaction, the Company recorded an impairment charge of $1.9 million pre-tax.  In addition, during 2004, the Company had also decided to sell one of its two distribution centers in the UK to reduce future operating expenses. The sales price was $5.9 million and the closing occurred on March 14, 2005. As a result of this transaction, the Company recorded an impairment charge of $1.7 million pre-tax.  These impairments were both recorded in the fourth quarter of 2004.

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.

The Company is dependent upon information technology systems in many aspects of its business. The Company is continuing implementation of an Enterprise Resource Planning (“ERP”) system for the Company’s gift businesses, which began in 2002. In 2002 and 2003, the Company successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide. The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach. The Company’s worldwide headquarters in the United States completed the implementation of the finance module of the new ERP system in the first quarter of 2003 and transitioned to the order management and inventory modules during the second quarter of 2003. During 2003 and continuing in 2005, the Company’s international subsidiaries began and continued to phase-in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is now anticipated to be substantially complete by the end of the third quarter of 2005.  This timetable is meant to continue to enable the Company to enhance its proficiency in utilizing the new system, to help ensure the efficiency of the international implementations and allow the Company to continue to comply with its obligations regarding internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company has experienced certain startup issues but has not experienced any significant business disruptions related to the replacement of these systems.

In March 1990, The Board of Directors had authorized the Company to repurchase an aggregate of 7,000,000 shares of common stock. As of March 31, 2005, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program. During the three months ended March 31, 2005, the Company did not repurchase any shares pursuant to this program or otherwise.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that the Company believes will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows.

The Company may incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to right-size its infrastructure, although the Company has no current intention to incur and material restructuring charges in the immediate future.  See “Overview” above.

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

The Company has entered into certain transactions with related parties which are disclosed in Note 16 of the Notes to Consolidated Financial Statements and ITEM 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual Obligations

As of March 31, 2005, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations as described under the caption “Contractual Obligations” of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Off Balance Sheet Arrangements

As of March 31, 2005, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that effect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. The Company’s significant accounting estimates have historically been and are expected to remain reasonably accurate, but actual results could differ from those estimates under different assumptions or conditions. There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company's 2004 10-K.

There have been no changes to the critical accounting polices in the first quarter of 2005 from those disclosed in the Company’s 2004 10K.

Note 2 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10K for the year ended December 31, 2004 contains a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.

Recently Issued Accounting Standards

See Note 15 of the Notes to Consolidated Financial Statements for a description of recently issued accounting standards including the respective dates of adoption and effects on results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, there have been no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

3.2 (n)	Amendment to Revised Bylaws of the Company, adopted March 31, 2005, effective as of March 11, 2005

4.4

Amendment Number Two to the Financing Agreement, dated March 31, 2005 by and among Russ Berrie and Company, Inc., the lenders party thereto, and Ableco Finance LLC as collateral agent and administrative agent.

10.93	Incentive Compensation Program adopted on March 11, 2005.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ John D. Wille
Date:	May 10, 2005		John D. Wille
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.2(n)	Amendment to Revised Bylaws of the Company, adopted March 31, 2005 effective as of March 11, 2005.

4.4

Amendment Number Two to the Financing Agreement, dated March 31, 2005 by and among Russ Berrie and Company, Inc., the lenders party thereto and Ableco Finance LLC as collateral agent and administrative agent.

10.93	Incentive Compensation Program adopted on March 11, 2005.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.