Form 10-Q
period 2005-06-30
RUSS BERRIE & CO INC
filed 2005-08-09
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒   No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 2, 2005 was as follows:

CLASS	OUTSTANDING AT August 2, 2005
Common Stock, $0.10 stated value	20,824,475

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$15,498	$48,099
Restricted cash	—	4,604
Accounts receivable, trade, less allowances of $2,640 in 2005 and $2,950 in 2004	55,200	75,722
Inventories — net	50,069	47,391
Prepaid expenses and other current assets	5,658	6,090
Income tax receivable	11,491	11,359
Deferred income taxes	3,278	2,860
Total current assets	141,194	196,125

Property, plant and equipment — net	25,297	28,690
Goodwill	89,213	89,213
Intangible assets	61,647	61,927
Restricted cash	783	11,026
Deferred income taxes	6,359	4,518
Other assets	8,009	10,852
Assets held for sale	—	8,747
Total assets	$332,502	$411,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt	$2,600	$25,250
Short term debt	13,800	—
Accounts payable	9,162	12,137
Accrued expenses	28,208	35,204
Accrued income taxes	6,731	4,241
Total current liabilities	60,501	76,832
Long term debt, excluding current portion	50,400	99,750
Total liabilities	$110,901	$176,582
Commitments and contingencies
Shareholders’ equity
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 2005, 26,460,759 shares; 2004, 26,460,759 shares	2,648	2,648
Additional paid in capital	88,676	88,693
Retained earnings	227,970	237,937
Accumulated other comprehensive income	12,457	15,388
Treasury stock, at cost (5,636,284 shares at June 30, 2005 and 5,636,284 shares at December 31, 2004)	(110,150)	(110,150)

Total shareholders’ equity	221,601	234,516
Total liabilities and shareholders’ equity	$332,502	$411,098

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004

Net sales	$62,019	$53,420	$132,759	$119,133

Cost of Sales	36,997	42,591	76,341	75,201

Gross profit	25,022	10,829	56,418	43,932

Selling, general and administrative expenses	29,182	34,029	59,867	68,471

Operating loss	(4,160)	(23,200)	(3,449)	(24,539)

Other income (expense):
Interest expense, including amortization and write-off of deferred financing costs	(8,227)	(49)	(11,719)	(64)
Interest and investment income	343	514	645	2,814
Other, net	(287)	(237)	(548)	(558)
	(8,171)	228	(11,622)	2,192

Loss before income tax benefit	(12,331)	(22,972)	(15,071)	(22,347)

Income tax benefit	(6,169)	(7,422)	(7,187)	(7,233)

Net loss	$(6,162)	$(15,550)	$(7,884)	$(15,114)

Net loss per share:
Basic	$(0.30)	$(0.75)	$(0.38)	$(0.73)
Diluted	$(0.30)	$(0.75)	$(0.38)	$(0.73)

Weighted average shares:
Basic	20,824,000	20,786,000	20,824,000	20,735,000
Diluted	20,824,000	20,786,000	20,824,000	20,735,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,884)	$(15,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,480	3,286
Amortization and write-off of deferred financing cost	5,711	—
Provision for accounts receivable reserves	167	797
Provision for inventory reserves	517	13,988
Deferred income taxes – net	(2,259)	(5,603)
Other	409	1,120
Changes in assets and liabilities:
Restricted cash	14,847	—
Accounts receivable	20,355	37,514
Inventories	(3,195)	(9,112)
Prepaid expenses and other current assets	432	(862)
Other assets	245	1,961
Accounts payable	(2,975)	(4,769)
Accrued expenses	(6,996)	(3,707)
Accrued income taxes	2,358	(8,000)
Total adjustments	33,096	26,613
Net cash provided by operating activities	25,212	11,499

Cash flows from investing activities:
Purchase of marketable securities and other investments	—	(304,054)
Proceeds from sale of marketable securities and other investments	—	443,887
Proceeds from sale of property, plant and equipment	8,914	45
Capital expenditures	(614)	(1,163)
Net cash provided by investing activities	8,300	138,715

Cash flows from financing activities:
Proceeds from issuance of common stock	(17)	3,469
Dividends paid to shareholders	(2,082)	(158,263)
Payment of deferred financing cost	(3,113)	—
Issuance of debt	76,800	—
Payment of long term debt	(135,000)	—
Net cash used in financing activities	(63,412)	(154,794)

Effect of exchange rate changes on cash and cash equivalents	(2,701)	(351)
Net decrease in cash and cash equivalents	(32,601)	(4,931)
Cash and cash equivalents at beginning of period	48,099	81,535
Cash and cash equivalents at end of period	$15,498	$76,604

Cash paid during the period for:
Interest	$6,008	$64
Income taxes	$1,377	$767

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

Prior to the acquisition of Kids Line, LLC in December 2004, the Company had two reportable segments: the core segment, which consisted of the Company’s gift business, and the non-core segment, which consisted of the businesses of Sassy, Inc. and Bright of America, Inc.  After the acquisition of Kids Line as of December 15, 2004, the Company reclassified its operations into three reportable segments: (i) the Company’s gift business, (ii) the Company’s infant and juvenile business, which consists of the businesses of Sassy, Inc. and Kids Line, LLC, and (iii) its non-core business, which consisted of Bright of America, Inc., until its sale effective August 2, 2004.  The Company has redefined its 2004 segment disclosures to conform to the new segment classifications.  However, as a result of the sale of Bright of America, the Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.  The segmentation of the Company’s operations reflects how the Company’s chief executive officer currently views results of operations.  There are no intersegment revenues.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005 (The “First Quarter 10-Q”) and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

NOTE 2 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” and, accounts for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method of accounting.  Accordingly, no compensation cost has been recognized for the options granted by the Company with an initial exercise price equal to the fair value of the common stock except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in non-cash income of $9,000 and $253,000 during the three months ended June 30, 2005 and June 30, 2004, respectively, and non-cash income of $17,000 and $223,000 for the six months ended June 30, 2005 and 2004, respectively, due to options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and Shareholders.  Had compensation cost for the Company’s stock grants been determined based on the fair recognition provisions of SFAS No. 123 at the grant date, in the three months and six months ended June 30, 2005 and 2004, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss -as reported	$(6,162,000)	$(15,550,000)	$(7,884,000)	$(15,114,000)
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	239,000	156,000	357,000	312,000

Net loss -pro forma	(6,401,000)	(15,706,000)	(8,241,000)	(15,426,000)

Loss per share (basic) - as reported	(0.30)	(0.75)	(0.38)	(0.73)
Loss per share (basic) – pro forma	(0.31)	(0.76)	(0.40)	(0.74)
Loss per share (diluted) – as reported	(0.30)	(0.75)	(0.38)	(0.73)
Loss per share (diluted) – pro forma	(0.31)	(0.76)	(0.40)	(0.74)

The fair value of each option granted by Company is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	2.50%	3.52%	2.50%	3.52%
Risk-free interest rate	3.74%	2.40%	3.84%	2.40%
Volatility	34.62%	30.76%	33.89%	30.76%
Expected life (years)	4.5	3.8	4.5	3.8
Weighted average fair value of options granted during the year	$4.72	$6.58	$4.28	$6.58

NOTE 3 – WEIGHTED AVERAGE COMMON SHARES

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	20,824,000	20,786,000	20,824,000	20,735,000

Dilutive effect of common shares issuable under outstanding stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	20,824,000	20,786,000	20,824,000	20,735,000

Stock options outstanding at June 30, 2005 and June 30, 2004 to purchase 581,000 and 368,848 shares of common stock, respectively, were not included in the computation of earnings per common share assuming dilution for such period as they are antidilutive.

NOTE 4 – ACQUISITIONS

As previously disclosed in the 2004 10-K, in December 2004,  the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed on December 16, 2004, as of December 15, 2004.    Kids Line is a designer and distributor of infant bedding products, and its assets consist primarily of accounts receivable and inventory and intangible assets.  At closing, the Company paid approximately $130,532,000, which represented the portion of the purchase price due at closing plus various transaction costs.  The aggregate purchase price under the Purchase Agreement, however, includes the potential payment of contingent consideration (the “Earnout Consideration”).   The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ended November 30, 2007), and shall be paid at the times described in the Purchase Agreement (approximately the third anniversary of the closing date).  The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill when and if it is earned.

In connection with the Purchase, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004, as amended on March 18 and March 31, 2005 (the “Financing Agreement”) with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”). The Financing Agreement consisted of a term loan in the original principal amount of $125 million which was scheduled to mature on November 14, 2007 (the “Term Loan”).  The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.  The Financing Agreement is described in Note 5 below.

As of June 28, 2005, the Company and certain of its domestic wholly-owned subsidiaries entered into a new $105 million Credit Agreement amended, as of August 4, 2005(defined and described more fully in Note 5 below).  All obligations under the Financing Agreement were repaid using proceeds from the Credit Agreement and other available cash, and such Financing Agreement was terminated concurrently with the execution of the Credit Agreement.  In addition, on June 30, 2005, as of June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd., executed the Canadian Credit Agreement, amended as of August 4, 2005 defined more fully in Note 5 below.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2004 assumes the acquisition of KidsLine LLC occurred as of January 1, 2004.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net sales	$68,995	$148,025
Net income	(14,178)	(12,770)
Net income per share:
Basic	$(0.68)	$(0.62)
Diluted	$(0.68)	$(0.62)

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

NOTE 5 – DEBT

In connection with the Purchase of Kids Line, LLC, the Company and certain of its subsidiaries entered into the Financing Agreement. The Financing Agreement consisted of a term loan in the original principal amount of $125 million which was scheduled to mature on November 14, 2007 (the “Term Loan”).  The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.  The Term Loan was repaid in full and the Financing Agreement was terminated in connection with the execution of the Credit Agreement as of June 28, 2005.

Ableco Financing Agreement

The following is a summary of the material provisions of the Financing Agreement, relevant until its termination as of June 28, 2005.  A more detailed description of the Financing Agreement can be found in the First Quarter 10-Q.

The Financing Agreement, as originally executed, provided the Company with two interest rate options for the borrowing under the Term Loan, to which a margin spread was added: (1) the LIBOR Rate (which was subject to a minimum rate of 1.75% per annum) plus a spread of 7.00% per annum and (2) JPMorgan Chase Bank’s base or prime rate (the “Reference Rate”) (which was subject to a minimum rate of 4.75% per annum) plus a spread of 4.25% per annum. Pursuant to the terms of the March 31, 2005 amendment (the “Amendment”) the Term Loan bore interest as follows: (i) if the relevant portion of the Term Loan was a LIBOR Rate Loan (as described in the

Financing Agreement), at a rate per annum equal to the LIBOR Rate plus 8.00 percentage points, and (ii) otherwise, at a rate per annum equal to the Reference Rate plus 5.25 percentage points (as is described more fully in the First Quarter 10-Q, the achievement of specified EBITDA levels would have lowered the foregoing interest rates).

Under the Financing Agreement, as amended, the Company was required to make prepayments of the Term Loan in an amount equal to $1,750,000 per quarter with the balance due at maturity. The first such prepayment was made on March 31, 2005; subsequent prepayments would have been payable on the last day of the relevant quarter. In connection with the Amendment, as further described below, the Company made a $18,250,000 prepayment on March 31, 2005. In addition, beginning with the fiscal year ending December 31, 2005, the Company would have been required to make annual mandatory prepayments of the Term Loan, with specified percentages of excess cash flow (as defined in the Financing Agreement) and the proceeds of certain asset sales, debt issuances, equity issuances, tax refunds other than the Federal tax refund resulting from net operating loss carrybacks for 2004, insurance and other extraordinary receipts.

On March 18, 2005, the Agent waived, with respect to the year ending December 31, 2004, the Company’s non-compliance with a covenant in the Financing Agreement as originally executed, that limited the amount of its aggregate operating lease expense, and amended such covenant to increase the amount of the annual expense limitation for the term of the Financing Agreement. In addition, the Financing Agreement, as originally executed, contained, among other things, various financial covenants to which the Company and its subsidiaries must adhere on a monthly and quarterly basis (a Funded Debt Ratio, a Fixed Charge Coverage Ratio, a Consolidated EBITDA covenant, an Infant Line EBITDA covenant and a Minimum Qualified Cash covenant). The Company was in compliance with such financial covenants as of December 31, 2004. However, because management believed that the Company would not be in compliance as of March 31, 2005, with the Consolidated EBITDA Covenant and the Funded Debt Ratio set forth in the Financing Agreement as originally executed, and had substantial concerns over whether the Company would be in compliance with such covenants for the remainder of 2005, on March 31, 2005, the Agent, the Required Lenders under the Financing Agreement, the Company and its subsidiaries party thereto executed the Amendment, which amended the Consolidated EBITDA covenant for the quarters ending March 31, June 30, September 30 and December 31, 2005 (in light of the additional $18,250,000 prepayment of principal discussed above, no amendment of the Funded Debt Ratio or any other financial covenant was required).  The amended covenants are set forth in the First Quarter 10-Q.

In connection with the Amendment, in addition to the dividend restrictions set forth below, the Company agreed to (i) simultaneously with the execution of the Amendment, prepay a portion of the principal of the Term Loan in the amount of $18,250,000 (in lieu of payment to the Agent of a portion of a Federal tax refund as a result of net operating loss carrybacks for 2004, as required in the original Financing Agreement but in addition to the required quarterly principal payment), (ii) amend the interest rate provisions applicable to the term loan as discussed above, (iii) increase the Minimum Qualified Cash level required by the Financing Agreement from $40,000,000 to $45,000,000, (iv) maintain the Term Loan LC throughout the term of the Financing Agreement (such Term Loan LC would otherwise have been released when the Funded Debt Ratio became less than 3.0:1.0), and (v) pay a fee of $787,500 in connection with the execution of the Amendment.

 In accordance with the Amendment, as long as all or any portion of the Term Loan remained outstanding, the Company would not have been permitted to declare and/or pay dividends unless, except in all cases with respect to the dividend declared by the Company on March 31, 2005 and paid during the month of April, 2005 (the “First Quarter 2005 Dividend”), (i) no Default or Event of Default shall have occurred and been continuing either before or after giving effect to such declaration and payment; (ii) at the time of declaration of such dividends, the chief financial officer of the Company shall have certified in writing to the Agent that as of such date and after due investigation and inquiry, such chief financial officer would have no reason to believe that, after giving effect to the payment of such dividends, the Company would not be in compliance with any of the financial covenants in the Financing Agreement generally as of the end of the fiscal quarter in which such dividends are to be paid; and (iii) the Company satisfies a minimum Consolidated EBITDA test for the fiscal quarter immediately preceding the fiscal quarter in which such dividend is to be paid (in any event, no such dividend shall exceed $6,250,000 per quarter); provided further, notwithstanding the foregoing or any other provision of the Financing Agreement, (a) the Company may declare and pay only the December 2004 Dividend in the fiscal quarter ending December 31, 2004; (b) the amount of the First Quarter 2005 Dividend would be no greater than either (i) ten cents ($0.10) per share or (ii) $2,100,000; and  (c) the Company may declare and pay a dividend not greater than either $0.05 per share (subject to corresponding adjustment for stock splits, stock dividends and recapitalizations) or $1,050,000 for each of the second, third and fourth quarters of 2005, provided that the Company has the Dollar Equivalent Amount of Qualified Cash (as defined in the Financing Agreement) of at least $55,000,000, after giving effect to any such dividend, and the Company is in compliance with clauses (i), (ii) and (iii) above.

The Financing Agreement contained certain affirmative and negative covenants and events of default, as described in the First Quarter 10-Q.

In connection with the original execution and amendments to the Financing Agreement, the Company incurred an aggregate of approximately $5,800,000 in specified fees.  These costs were included in “other assets” on the Consolidated Balance Sheet for the applicable periods and were being amortized over the three year term of the loan until termination of the loan in June of 2005, at which time all remaining unamortized cost were written-off to interest expense.

LaSalle Credit Agreement

The Company and certain of its domestic wholly-owned subsidiaries party thereto (the “Specified Subsidiaries”), entered into a $105 million credit agreement dated as of June 28, 2005, and amended as of August 4, 2005 (the “Credit Agreement”) with the financial institutions parties thereto as Facility A Lenders, the financial institutions parties thereto as Facility B Lenders, LaSalle Bank National Association, in its capacity as “Issuing Bank” thereunder, LaSalle Business Credit, LLC (in its individual capacity, “LaSalle”), as administrative agent (in such capacity, the “Administrative Agent”) for the lenders and the Issuing Bank, and those lenders, if any designated therein as the “Documentation Agent” or “Syndication Agent”.  Unless otherwise specified herein, capitalized terms used but undefined herein shall have the meanings ascribed to them in the Credit Agreement.  In addition, the Company’s Canadian subsidiary, Amram’s Distributing Ltd., entered into on June 30, 2005, as of June 28, 2005, and amened as of August 4, 2005, a separate  credit agreement with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, with respect to a maximum U.S. $10.0 million revolving loan (the Canadian Credit Agreement”) described below.  The Credit Agreement replaces the Financing Agreement. All obligations under the Financing Agreement were repaid using proceeds from the Credit Agreement and other available cash, and such Financing Agreement was terminated concurrently with the execution of the Credit Agreement.  There were no fees triggered as a result of the early termination of the Financing Agreement, however, in conjunction therewith, the Company wrote-off the remaining unamortized balance of approximately $4,808,000 in deferred financing costs.  Unused amounts available under the Credit Agreement will be used for working capital requirements and general corporate purposes.

The obligations under the Credit Agreement (the “Commitments”) consist of Facility A Obligations and Facility B Obligations:  the Facility A Obligations are comprised of (a) a $52.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $10.0 million, and (b) a $13.0 million term loan facility (“Term Loan A”); the Facility B Obligations consist of a $40.0 million term loan facility (“Term Loan B”).  If there is no default or event of default occurring, on the terms and conditions set forth in the Credit Agreement, and subject to the payment of applicable fees, the Revolving Loan may be increased to a maximum of $75.0 million.  The Company drew down $23.8 million on the Revolving Loan on the Closing Date.

The principal of Term Loan A is due in equal monthly installments of $216,666.67 (subject to reduction by prepayments), to be made on the last day of each month (with the first such payment being due on July 31, 2005).  A final installment in the aggregate amount of the unpaid principal balance of Term Loan A (in addition to all outstanding amounts under the Revolving Loan) is due and payable on June 28, 2010, and the principal of Term Loan B is due and payable on December 28, 2010, in each case subject to earlier termination in accordance with the terms of the Credit Agreement.  Notwithstanding the foregoing, the Company shall be required to repay Term Loan B in full upon a full redemption of the Facility A Obligations.

The Commitments will bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range: (i) with respect to the Revolving Loan, from 1.50% - 2.25% for LIBOR Loans and from 0.0% - 0.75% for Base Rate Loans, (ii) with respect to Term Loan A, from 2.00% - 2.75% for LIBOR Loans and from 0.50% - 1.25% for Base Rate Loans, and (iii) with respect to Term Loan B (a deemed LIBOR Loan), from 6.00% - 7.50%; provided, however, that from the closing date under the Credit Agreement, until delivery of the financial statements and compliance certificate with respect to the fiscal year ending December 31, 2005 (the “Initial Period”), the applicable interest rate margins shall be as follows:  (i) with respect to the Revolving Loan, 1.75% for LIBOR Loans and 0.25% for Base Rate Loans, (ii) with respect to Term Loan A, 2.25% for LIBOR Loans and 0.75% for Base Rate Loans, and (iii) with respect to Term Loan B, 7.00%. Under the Credit Agreement, if LaSalle could not achieve a complete distribution of the

Facility B Obligations, the Administrative Agent would have been entitled (within 45 days of the Closing Date) to increase the interest rate margins on Term Loan B by up to 1.50%.  As of August 4, 2005, however, a complete distribution of the Facility B Obligation has been achieved.  Interest rates shall increase to the highest level in the grid if required financial statements and compliance certificates are not delivered when due until the first business day after such items are delivered.

Interest will be due and payable (i) with respect to Base Rate Loans, monthly in arrears on the last day of each calendar month, upon a prepayment and at maturity and (ii) with respect to LIBOR Loans, on the last day of each Interest Period, upon a prepayment (and if the Interest Period is in excess of three months, on the three-month anniversary of the first day of such Interest Period), and at maturity.

In connection with the execution of the Credit Agreement and the Canadian Credit Agreement, the Company recorded approximately $2,326,000 of deferred financing costs, consisting of approximately $1.4 million in aggregate underwriting and agency fees and approximately $.9 million of other transaction costs, which are included in “other assets” on the Consolidated Balance Sheet at June 30, 2005 and are being amortized over the five-year period of the Commitments. Aggregate agency fees of $40,000 will be payable on each anniversary of the Closing Date.  The Revolving Loan shall be subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 0.375% - 0.50% for unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.50% - 2.25% (subject to increase by 2% at any time an event of default exists), customary letter of credit administration fees and a letter of credit fronting fee in amounts agreed to by the Company and the Issuing Bank.  Notwithstanding the foregoing, during the Initial Period, the non-use fee shall equal 0.375% and the letter of credit fee shall equal 1.75%.  In addition, if the Facility A Termination Date occurs prior to the first anniversary of the Closing Date, the Company shall pay a termination fee equal to 1% of the sum of (i) the highest Maximum Revolving Commitment that had been in effect at any time prior to such termination plus (ii) the original principal balance of Term Loan A.  Under certain circumstances set forth in the Credit Agreement, prepayment of all or a portion of Term Loan B will require the payment of a prepayment premium ranging from 1.0% - 2.0% of the amount so prepaid depending on the date of such prepayment, in addition to payment of costs associated with breakfunding on LIBOR loans (no such prepayment premium will be required after the second anniversary of the Closing Date).

Mandatory prepayments of the Commitments shall be required until paid in full upon the receipt of (i) any Net Cash Proceeds from any Asset Disposition (or financing or refinancing any Obligations with specified debt), and (ii) any Net Cash Proceeds from any issuance of Capital Securities of any Loan Party (excluding specified issuances) or the issuance of any Debt of any Loan Party (excluding specified Debt), in an amount equal to 100% of such Net Cash Proceeds, which amounts shall be applied as set forth in the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants, including, without limitation, financial reporting (including annual delivery of projections), notice requirements with respect to specified events, required compliance certificates, required borrowing base certificates, limitations on the issuance of equity, limitations on liens, limitations on the incurrence of further indebtedness, limitations on mergers, consolidations, sales of assets and other transactions outside of the ordinary course of business, limitations on dividends (described below), stock redemptions or repurchases and/or the prepayment or redemption of other debt (including the Earnout Consideration, as described below), limitations on the payment of fees to equityholders or affiliates thereof, limitations on investments and limitations on transactions with affiliates.  The Credit Agreement contains the following financial covenants (the “Financial Covenants”):  (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) a minimum Excess Revolving Loan Availability requirement of $2,500,000.  Excess Revolving Loan availability at June 30, 2005 was approximately $40,700,000.  With respect to dividends, the Company is permitted to pay a dividend so long as before and after giving effect to the payment of such dividends, Excess Revolving Loan availability will equal or exceed $15,000,000 and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.  Any such dividends may be declared no more frequently than quarterly and must take the form of regular cash dividends.  With respect to the Earnout Consideration, the Company will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, Excess Revolving Loan Availability will equal or exceed $15,000,000 and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.

The Credit Agreement contains certain events of default, including, among others, non-payment of principal, interest, fees, reimbursement obligations with respect to any letter of credit or other amounts, breach of representations and warranties in any material respect, violation of covenants, specified cross defaults, bankruptcy events, judgments, ERISA or other pension plan violations, specified losses of collateral, the occurrence of a change of control of the Company, and/or any drawing under the EDA Standby L/C.  If an event of default occurs and is continuing: (i) the Administrative Agent is entitled to, and under specified circumstances is required to, declare the Commitments to be terminated in whole or in part and/or declare all or any part thereof to be due and payable and/or demand that the Company and the Specified Subsidiaries immediately cash collateralize all or any letters of credit, (provided that upon events of bankruptcy, the Commitments will be immediately due and payable, and the Company and the Specified Subsidiaries will be required to immediately cash collateralize all or any letters of credit), and (ii) a default interest rate may, and in the event of specified payment defaults or bankruptcy events will, become applicable to the Commitments at a rate per annum equal to the rate of interest otherwise in effect plus 2%.

The Credit Agreement contains various conditions to lending, including that no event of default or unmatured event of default shall have occurred or be continuing.

In order to secure the obligations of the Company and the Specified Subsidiaries, the Company has pledged 100% of the equity interests of the Specified Subsidiaries and 65% of the equity interests of its First Tier Foreign Subsidiaries to the Administrative Agent, and has granted security interests to the Administrative Agent in substantially all of its personal property, all pursuant to the terms of a Guaranty and Collateral Agreement made on June 28, 2005 among the Company, the Specified Subsidiaries and the Administrative Agent (the “GC Agreement”). In addition, pursuant to the GC Agreement, the Specified Subsidiaries have provided guarantees of the Company’s and their obligations under the Credit Agreement and have granted security interests to the Administrative Agent in substantially all of their personal property and have pledged 65% of the equity of their First Tier Foreign Subsidiaries in order to secure the Company’s and their obligations to the lenders under the Credit Agreement and such subsidiaries’ guarantees.  As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. has granted a mortgage for the benefit of the Administrative Agent and the lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

The Security Agreement made on December 15, 2004 among the Company, its subsidiaries party thereto and the agent under the Financing Agreement, executed in connection with the Financing Agreement and described in the First Quarter 10-Q, and all other loan and/or security agreements executed in connection with such Financing Agreement or Security Agreement, were terminated concurrently with the execution of the Credit Agreement.

As contemplated by the Credit Agreement, Amrams entered into the Canadian Credit Agreement with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed U.S. $2.0 million.  If there is no default or event of default occurring under the Canadian Credit Agreement, upon the terms and conditions set forth therein, and subject to the payment of applicable fees, the Canadian Revolving Loan may be increased to a maximum commitment of U.S. $15.0 million.  All outstanding amounts under the Canadian Revolving Loan will be due and payable on June 28, 2010, subject to earlier termination in accordance with the terms of the Canadian Credit Agreement.

All capitalized terms used in this paragraph but undefined in this or the preceding paragraph shall have the meanings ascribed to them in the Canadian Credit Agreement.  The Canadian Revolving Loan will bear interest at a rate per annum equal to the sum of (x)(i) the Base Rate or the Canadian Base Rate, at the option of Amrams (for Base Rate Loans) or (ii) the LIBOR Rate (for LIBOR Loans) plus (y) an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, ranging from 1.50% - 2.25% for LIBOR Loans and from 0.0% - 0.75% for either Base Rate Loans or Canadian Base Rate Loans; provided, however, that from the closing date under the Canadian Credit Agreement, until delivery of the financial statements and compliance certificate with respect to the fiscal year ending December 31, 2005 (the “Canadian Initial Period”), the applicable interest rate margins shall be 1.75% for LIBOR Loans and 0.25% for either Base Rate Loans or Canadian Base Rate Loans; and provided further, that at all times, the applicable margin for that portion of the Canadian Revolving Loan that on any day is equal to the Notional Real Estate Sublimit shall equal the otherwise applicable rate plus 0.50%.  Interest rates shall increase to the highest level in the grid if required financial statements and compliance certificates are not delivered when due until the first business day after such items are delivered.

Accrued interest under the Canadian Revolving Loan is due and payable under the same terms and conditions as the Revolving Loan under the Credit Agreement.

The Canadian Revolving Loan shall be subject to an annual non-use fee, an annual letter of credit fee, customary letter of credit administration fees, and a letter of credit fronting fee on substantially similar terms as the Facility A Obligations under the Credit Agreement (including fees with respect to the Canadian Initial Period).  However, if the Canadian Revolving Loan is terminated prior to the first anniversary of the closing date of the Canadian Credit Agreement, Amrams shall pay a termination fee equal to 1.0% of the highest Maximum Revolving Commitment (as defined thereunder) that had been in effect at any time prior to such termination.

The Canadian Credit Agreement contains mandatory prepayment provisions, affirmative and negative covenants (but no financial covenants), and events of default substantially similar to those set forth under the Credit Agreement.  An event of default under or termination of the Credit Agreement shall be an event of default under the Canadian Credit Agreement.

In order to secure its obligations under the Canadian Credit Agreement, Amrams has granted security interests to the administrative agent thereunder in substantially all of its real and personal property.  In addition, the Company has executed an unsecured Guarantee (the “Canadian Guaranty”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.

As has been previously reported, the Company executed the Earnout Security Documents in order to secure the Company’s obligation to pay the Earnout Consideration (each as defined in the Credit Agreement).  The guarantees and security interests granted under the Earnout Security Documents remain in effect and remain subordinated to the senior indebtedness of the Company arising under the Credit Agreement.

The domestic lines of credit in place prior to December 15, 2004 totaling $50,000,000 have been canceled effective December 15, 2004.  The maximum amounts available to the Company’s foreign operations at June 30, 2005, under local lines of credit are approximately $7,778,000.

In connection with the purchase of imported merchandise, the Company at June 30, 2005, had letters of credit outstanding of $113,000, all related to foreign operations which were collateralized under their existing lines of credit.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The significant components of intangible assets consist of the following:

	Weighted Average Amortization Period	June 30, 2005	December 31, 2004

MAM distribution agreement and relationship	Indefinite life	$10,400,000	$10,400,000
Sassy trade name	Indefinite life	7,100,000	7,100,000
Applause trade name	Indefinite life	7,679,000	7,679,000
Kids Line customer relationships	Indefinite life	31,100,000	31,100,000
Kids Line trade name	Indefinite life	5,300,000	5,300,000
Other intangible assets	0.3 years	68,000	348,000

Total intangible assets		$61,647,000	$61,927,000

Other intangible assets as of June 30, 2005 includes Kidsline and Sassy non-compete agreements which are being amortized over four and five years, respectively.  Other intangible assets as of December 31, 2004 includes Kids Line backlog which was amortized over two months and Kids Line and Sassy non-compete agreements.  Amortization expense was $280,000 and $9,000 for the first six months of 2005 and 2004, respectively.

All of the Company’s goodwill is in the infant and juvenile segment.  There were no changes to the carrying amount of goodwill for the three and six months ended June 30, 2005:

Balance as of December 31, 2004	$89,213,000
Adjustments to goodwill	—
Balance as of June 30, 2005	$89,213,000

NOTE 7 - DIVIDENDS

Cash dividends of $2,082,000 ($0.10 per share) were paid in the quarter and six months ended June 30, 2005 (no cash dividends were paid during the three months ended March 31, 2005).  Cash dividends of $152,048,000 ($0.30 per share regular dividend plus $7.00 per share one-time special dividend) were paid in the quarter ended June 30, 2004.  Cash dividends of $158,263,000 ($0.30 per share per quarter plus $7.00 per share special dividend) were paid in the six months ended June 30, 2004.  On April 12, 2004, the Company declared a one-time special cash dividend in the amount of $7.00 per common share payable on May 28, 2004, to shareholders of record of the Company’s Common Stock on May 14, 2004.  This one-time special dividend of $145,799,000 is included in the dividend payment, stated above, for the quarter and six months ended June 30, 2004.  A dividend of $0.30 per share was paid on June 4, 2004, to shareholders of record of the Company’s Common Stock on May 21, 2004.

Dividend restrictions under the Financing Agreement, which was terminated as of June 28, 2005, are described in Note 5.

As is discussed in Note 5, in accordance with the terms of the Credit Agreement, the Company is permitted to pay a dividend as long as before and after giving effect to the payment of such dividends, Excess Revolving Loan Availability (as defined therein) will equal or exceed $15,000,000 and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.  Any such dividends may be declared no more frequently than quarterly and must take the form of regular cash dividends.  In light of the foregoing, the Company cannot assure the ability to pay dividends in the future.

NOTE 8 – COST ASSOCIATED WITH DISPOSAL ACTIVITY

On September 28, 2004, Russ Berrie and Company, Inc. announced a corporate restructuring designed to align the Company’s management and sales organization with its strategic plans and to right-size its expense structure.  The restructuring included the immediate elimination of approximately 75 domestic positions, and resulted in a pretax charge of $4.1 million in the third quarter of 2004, primarily related to severance costs.  Although these employees are no longer employees of the Company, payments will continue through the third quarter of 2005.  These costs are included in selling general and administrative expenses in the Consolidated Statement of Operations and are all related to the Company’s gift segment.

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

The Company reassesses the reserve requirement under the restructuring plan at the end of each reporting period.  Below is the rollforward of the restructuring accrual:

	Balance 12/31/04	2005 Provision	Payments/ Write-offs	Additional Cost Incurred	Balance at 6/30/05
Employee separation	$3,935,000	$365,000	$2,577,000	$—	$1,723,000
Facility exit cost	20,000	—	20,000	—	—
Total	$3,955,000	$365,000	$2,597,000	$—	$1,723,000

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

NOTE 9 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

Prior to the acquisition of Kids Line, LLC in December 2004, the Company had two reportable segments: the core segment, which consisted of the Company’s gift business, and the non-core segment, which consisted of the businesses of Sassy, Inc. and Bright of America, Inc.  After the acquisition of Kids Line as of December 15, 2004, the Company reclassified its operations into three reportable segments: (i) the Company’s gift business, (ii) the Company’s infant and juvenile business, which consists of the businesses of Sassy, Inc. and Kids Line, LLC, and (iii) its non-core business, which consisted of Bright of America, Inc., until its sale effective August 2, 2004.  The Company has redefined its 2004 segment disclosures to conform to the new segment classifications.  However, as a result of the sale of Bright of America, the Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.  The segmentation of the Company’s operations reflects how the Company’s chief executive officer currently views results of operations.  There are no intersegment revenues.

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

	Three Months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Gift:
Net sales	$28,771,000	$38,378,000	$66,676,000	$89,734,000
Operating loss	(12,612,000)	(24,909,000)	(20,288,000)	(27,734,000)
(Loss) Income before income taxes	(12,531,000)	(24,774,000)	(20,180,000)	(25,734,000)

Infant and juvenile:
Net Sales	33,248,000	13,089,000	66,083,000	25,359,000
Operating income	8,452,000	1,519,000	16,839,000	2,873,000
Income before income taxes	200,000	1,519,000	5,109,000	2,873,000

Non-core:
Net sales	—	1,953,000	—	4,040,000
Operating income	—	190,000	—	322,000
Income before taxes	—	283,000	—	514,000

Consolidated:
Net Sales	62,019,000	53,420,000	132,759,000	119,133,000
Operating loss	(4,160,000)	(23,200,000)	(3,449,000)	(24,539,000)
(Loss) Income before income taxes	(12,331,000)	(22,972,000)	(15,071,000)	(22,347,000)

Additionally, total assets of each segment were as follows:

	June 30, 2005	December 31, 2004

Gift	$125,550,000	$201,096,000
Infant and juvenile	206,952,000	210,002,000
Non-core	—	—

Total	$332,502,000	$411,098,000

Concentration of Risk

As disclosed in the 2004 10-K, while 88% of the Company’s purchases are attributable to manufacturers in the People’s Republic of China, the supplier accounting for the greatest dollar volume of purchases accounted for approximately 13% and the five largest suppliers accounted for approximately 41% in the aggregate.  The Company utilizes approximately 100 manufacturers in the Far East.  The Company believes that there are many alternative manufacturers for the Company’s products and sources of raw materials.  As a result, the Company does not believe there is a concentration of risk associated with any significant relationship.

NOTE 10 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s foreign subsidiaries periodically enter into foreign currency forward exchange contracts (“Forward Contracts”) to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar.  One of the Company’s domestic subsidiaries periodically enters into Forward Contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the Euro.  These contracts reduce foreign currency risk caused by changes in exchange rates and are used to hedge these inventory purchases, generally for periods up to 13 months.  At June 30, 2005, the Company’s Forward Contracts have expiration dates which range from one to eight months.

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

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and six months ended June 30, 2005 and 2004 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(6,162,000)	$(15,550,000)	$(7,884,000)	$(15,114,000)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,899,000)	(1,916,000)	(3,346,000)	(375,000)

Net unrealized loss on securities available-for-sale	—	(154,000)	—	(409,000)
Net unrealized gain on foreign currency forward exchange contracts and other	336,000	434,000	415,000	544,000
Other comprehensive loss	(1,563,000)	(1,636,000)	(2,931,000)	(240,000)

Comprehensive loss	$(7,725,000)	$(17,186,000)	$(10,815,000)	$(15,354,000)

NOTE 12 - OTHER INCOME (EXPENSE)

Interest expense includes the amortization and write-off of deferred financing costs of $5,295,000 and $5,711,000 in the three and six month periods ended June 30, 2005.

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

The Company enters into various license agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  All license agreements other than the agreement with MAM Babyartikel GmbH (which has a remaining term of six years), are for three year terms with extensions agreed to by both parties.  Some of these license agreements include prepayments and minimum guarantee royalty payments.  The amount of guaranteed royalty payments with respect to all license agreements over the next three years aggregates $3,838,000.  The Company’s royalty expense for the first six months of 2005 and 2004 were $983,800 and $250,900, respectively.

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

NOTE 14 – TENDER OFFER

On May 7, 2004, the Company announced that the Board of Directors authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission on May 7, 2004, May 28, 2004, June 15, 2004, June 22, 2004 and June 30, 2004, respectively.  The tender offer closed in June, 2004 with an aggregate purchase price of approximately $844,000 paid by the Company, which was treated as a compensation expense in the second quarter of 2004.

NOTE 15 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This statement is a revision to SFAS 123, Stock-Based Compensation and supersedes APB opinion No. 25, accounting for stock issued to employees.  SFAS 123 R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans, based on the grant-date fair value of the award.  Due to the extension of the compliance deadline, SFAS No. 123(R) will be effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005 (for the Company, the first quarter of 2006).  The Company is currently evaluating the standard to determine its effect on the Consolidated Financial Statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations.  This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter 10-Q”) and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

OVERVIEW

The Company’s revenues are primarily derived from sales of its products, a significant portion of which is attributable to sales of products in its gift segment.  Sales and operating profits in the Company’s gift segment began to decline during 2003 as a result of several factors including (i) retailer consolidation and a declining number of independent retail outlets, which in turn had a negative impact on sales from such outlets, (ii) increased competition from other entities, both wholesellers and retailers, which offered lower pricing and achieved greater customer acceptance of their products and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers.  During the first half of 2003, management realized that the factors discussed above were unlikely to abate, and as a result, began an evaluation of how best to respond.  The result was a multi-pronged approach begun in the third quarter of 2003, which consisted of (i) focusing on categorizing and rationalizing its product range, (ii) segmenting its selling efforts to address management’s perception of new customer requirements and shifting channels of distribution, (iii) focusing on growing its international business and infant and juvenile segment and (iv) restructuring its operations in order to reduce overhead expenses through headcount reductions and the closure of certain domestic showrooms.  See the 2004 10-K for a discussion of the impact of such 2003 restructurings.

During the first half of 2004, the Company continued to be negatively impacted by the factors discussed above.  As a result, its gift segment’s sales continued to decline.  In response to this continued decline, in addition to the initiatives described above, the Company discontinued pursuit of previously announced strategic alternatives and hired Andrew Gatto as its President and  Chief Executive Officer (“CEO”), effective June 1, 2004.  In June 2004, the new CEO implemented a comprehensive strategic review of the Company’s worldwide inventory, with a view towards his perception of the Company’s future direction in light of the current factors affecting its gift segment.  As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in cost of sales in the second quarter of 2004 to reflect inventory in the gift segment at the lower of its cost or market value.  The Company has sold substantially all of this inventory through other than its normal sales channels. Therefore, no future impact on results of operations or liquidity is anticipated related to this inventory.  Although the Company does not anticipate further material inventory write-downs at this time, a significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand.  The Company manages inventory and monitors product purchasing to minimize this risk.

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

In addition to the “right-sizing” efforts discussed above, the Company is continuing to respond to these developments affecting its gift business by (i) continuing to focus on realigning its product line and distribution channels to better meet the changing demands of its customers and improve its competitive position in the industry, (ii) segmenting its selling efforts with an increased focus on national accounts, in order to build and strengthen the Company’s presence in the mass market (the Company intends to use the APPLAUSE ® Trademark as the brand platform upon which the Company’s growth in the mass market will be positioned), (iii) continuing to focus on realigning growth opportunities in its international markets and its infant and juvenile business segment, as demonstrated by the acquisition of Kids Line, LLC as of December 15, 2004, (iv) selectively increasing its use of licensing to differentiate its products from its competitors,  including during 2004 the license of certain intellectual property from Marvel Enterprises, Inc. relating to Spider-Man® and X-Men™ classic characters and Fantastic Four™ characters;  Andrew McMeel Universal (licensing representative for Ziggy® and Friends, Inc.) to create a “Ziggy”® product  line, Sanrio, Inc. to develop and market certain products in connection with the  “KEROPPI” property;  DreamWorks Animation L.L.C. to design and market certain products related to the animated movie Madagascar™; Warner Brothers Consumer Products Inc. relating to Scooby-Doo™ and certain other characters; Hasbro International, Inc. and Simm R Schuster, Inc. relating to the Raggedy Ann and Andy™ property; and during the first half of 2005, the license of certain intellectual property from Universal Studios relating to Curious George™; the Beanstock Group relating to Zelda Wisdom™, and the 20th Century Fox Group relating to The Simpsons™, (v) pursuing strategic acquisition opportunities; and (vi) implementing a three tiered “good”, “better”, “best” branding strategy within its gift segment to differentiate products sold into the mass market, Russ Berrie’s traditional specialty retail market and upscale department store market.  As full implementation of the initiatives discussed above is an ongoing process, the Company does not anticipate immediate material results from the foregoing program of changes.  Management does believe, however, that such changes are appropriate to address the various developments affecting its gift business, and will yield positive results in the future.

See “Kids Line and Related Financing” under “Liquidity and Capital Resources” below for a discussion of the termination of the Financing Agreement and execution of the Credit Agreement and the Canadian Credit Agreement (each as defined below).

SEGMENTS

Prior to the acquisition of Kids Line, LLC in December 2004, the Company had two reportable segments: the core segment, which consisted of the Company’s gift business, and the non-core segment, which consisted of the businesses of Sassy, Inc. and Bright of America, Inc.  After the acquisition of Kids Line as of December 15, 2004, the Company reclassified its operations into three reportable segments: (i) the Company’s gift business, (ii) the Company’s infant and juvenile business, which consists of the businesses of Sassy, Inc. and Kids Line, LLC, and (iii) its non-core business, which consisted of Bright of America, Inc., until its sale effective August 2, 2004.  However, as a result of the sale of Bright of America, the Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.  See Note 9 of the Notes to the Consolidated Financial Statements for a discussion on reclassification of the Company’s segments.  The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and distributors. The Company’s infant and juvenile businesses design and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products.  These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges. Until the Company’s sale of Bright of America, Inc. effective August 2, 2004, the Company’s non-core products included educational products, placemats, candles and home fragrance products, which were sold primarily to customers in the United States through mass marketers.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2005 AND 2004

The Company’s consolidated net sales for the three months ended June 30, 2005 increased 16.1% to $62,019,000 compared to $53,420,000 for the three months ended June 30, 2004.  The net sales increase was attributable to the Company’s infant and juvenile segment, which has included sales of KidsLine LLC since its acquisition on December 15, 2004.

The Company’s gift segment’s net sales for the three months ended June 30, 2005 decreased 25.0% to $28,771,000 compared to $38,378,000 for the three months ended June 30, 2004, primarily as a result of the factors discussed in the “Overview” above.  Net sales in the Company’s gift segment benefited from foreign exchange rates by approximately $436,000 for the three months ended June 30, 2005.  The Company’s infant and juvenile segment’s net sales for the three months ended June 30, 2005 increased 154.0% to $33,248,000 compared to $13,089,000 for the three months ended June 30, 2004. This increase is comprised of $19,007,000 of sales attributable to Kids Line and sales growth of 8.8% ($1.1 million) in Sassy Inc.  As a result of the sale of Bright of America effective August 2004, there were no non-core sales for the three months ended June 30, 2005 compared to $1,953,000 for the three months ended June 30, 2004.

Consolidated gross profit was 40.3% of consolidated net sales for the three months ended June 30, 2005, compared to 20.3% of consolidated net sales for the three months ended June 30, 2004.  The increase in the consolidated gross profit percentage is primarily due to the significant inventory write-down for the gift segment in the second quarter of 2004, described in the “Overview” section above, offset partially by competitive pricing pressure in the gift segment, and the increase in infant and juvenile sales as a percent of consolidated sales, which have lower gross profit margins compared to gift segment margins. Gross profit for the Company’s gift segment was 41.9% of net sales for the three months ended June 30, 2005 as compared to 14.9% of net sales for the three months ended June 30, 2004.  Gross Profit for the Company’s infant and juvenile segment was 39.0% of net sales for the three months ended June 30, 2005 as compared to 32.7% of net sales for the three months ended June 30, 2004 resulting from the December 2004 acquisition of KidsLine.

Consolidated selling, general and administrative expenses were $29,182,000 or 47.1% of consolidated net sales for the three months ended June 30, 2005 compared to $34,029,000 or 63.7% of consolidated net sales for the three months ended June 30, 2004.  This decrease in consolidated selling, general and administrative expenses is due primarily to lower selling, product development, administration and advertising cost, predominately as a result of our restructuring efforts in 2004.  These reductions were partially offset by increased selling, general and administrative expenses as a result of the acquisition of Kids Line.

Consolidated other income/(expense) was an expense of $8,171,000 for the three months ended June 30, 2005 compared to income of $228,000 for the three months ended June 30, 2004, a decrease of $8,399,000.  This decrease was primarily the result of interest expense incurred in connection with the Term Loan under the Financing Agreement and the write-off in the second quarter of 2005, deferred financing costs of approximately $4,808,000 associated with the termination of the Financing Agreement (each as defined in “Kids Line and Related Financing” below).

The consolidated income tax (benefit) in the three months ended June 30, 2005 was $(6,169,000) as compared to $(7,422,000) for the same period in 2004.  The consolidated benefit income tax as a percent of loss before income tax benefit for the three months ended June 30, 2005 was 50.0% compared to 32.3% for the three months ended June 30, 2004.  The increase in the effective tax rate results primarily from a decrease in tax-advantaged investment income, an increase in state taxes, and the May 10, 2005 Treasury Department issuance of Notice 2005-38 which had a material impact on the tax calculations related to Section 965 dividends (dividends from foreign subs).  As a result of Notice 2005-38, the Company recorded a tax benefit of approximately $2.2 million in the second quarter of 2005.

As a result of the foregoing, consolidated net loss for the three months ended June 30, 2005 was $(6,162,000) or $(0.30) per diluted share compared to $(15,550,000) or $(0.75) per diluted share for the three months ended June 30, 2004, representing an increase of $9,388,000 and an increase of $.45 per diluted share.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The Company’s consolidated net sales for the six months ended June 30, 2005 increased 11.4% to $132,626,000 compared to $119,133,000 for the six months ended June 30, 2004.  The net sales increase was attributable to the Company’s infant and juvenile segment, which has included sales of KidsLine LLC since its acquisition on December 15, 2004.

The Company’s gift segment’s net sales for the six months ended June 30, 2005 decreased 25.7% to $66,676,000 compared to $89,734,000 for the six months ended June 30, 2004, primarily as a result of the factors discussed in the “Overview” above.  Net sales in the Company’s gift segment benefited from foreign exchange rates by approximately $1,331,000 for the six months ended June 30, 2005.  The Company’s infant and juvenile segment’s net sales for the six months ended June 30, 2005 increased 160.6% to $66,083,000 compared to $25,359,000 for the six months ended June 30, 2004. This increase is comprised of $37,880,000 of sales attributable to Kids Line and sales growth of 11.2% ($2.8 million) in Sassy Inc.  As a result of the sale of Bright of America effective August 2004, there were no non-core sales for the six months ended June 30, 2005 compared to $4,040,000 for the six months ended June 30, 2004.

Consolidated gross profit was 42.5% of consolidated net sales for the six months ended June 30, 2005 as compared to 36.9% of consolidated net sales for the six months ended June 30, 2004.  The increase in the consolidated gross profit percentage is primarily due to the significant inventory write-down for the gift segment in the second quarter of 2004, described in the “Overview” section above, offset partially by competitive pricing pressure in the gift segment, and the increase in infant and juvenile sales as a percent of consolidated sales, which have lower gross profit margins compared to gift segment margins. Gross profit for the Company’s gift segment was 45.4% of net sales for the six months ended June 30, 2005 as compared to 38.0% of net sales for the six months ended June 30, 2004.  Gross Profit for the Company’s infant and juvenile segment was 39.6% of net sales for the six months ended

June 30, 2005 as compared to 32.3% of net sales for the six months ended June 30, 2004 resulting from the December 2004 acquisition of KidsLine.

Consolidated selling, general and administrative expenses were $59,867,000 or 45.1% of consolidated net sales for the six months ended June 30, 2005 compared to $68,471,000 or 57.5% of consolidated net sales for the six months ended June 30, 2004.  This decrease in consolidated selling, general and administrative expenses is due primarily to lower selling, product development, administration and advertising cost, predominately as a result of our restructuring efforts in 2004.  These reductions were partially offset by increased selling, general and administrative expenses as a result of the acquisition of Kids Line.

Consolidated other income/(expense) was an expense of $11,622,000 for the six months ended June 30, 2005 compared to income of $2,192,000 for the six months ended June 30, 2004, a decrease of $13,814,000.  This decrease was primarily the result of interest expense incurred in connection with the Term Loan under the Financing Agreement, the write-off in the second quarter of 2005 of deferred financing costs of approximately $4,808,000 associated with the termination of the Financing Agreement (each as defined in “Kids Line and Related Financing” below), and decreased interest income as all marketable security balances were liquidated in 2004.

The income tax (benefit) in the six months ended June 30, 2005 was $(7,187,000) as compared to $(7,233,000) for the same period in 2004.  The consolidated income tax benefit as a percent of loss before income tax benefit for the six months ended June 30, 2005 was  47.7% compared to 32.4% for the six months ended June 30, 2004.  The increase in the effective rate results primarily from a decrease in tax-advantaged investment income, an increase in state taxes, and the May 10, 2005 Treasury Department issuance of Notice 2005-38 which had a material impact on the tax calculations related to Section 965 dividends (dividends from foreign subs).  As a result of Notice 2005-38, the Company recorded a tax benefit of approximately $2.2 million in the second quarter of 2005.

As a result of the foregoing, consolidated net loss for the six months ended June 30, 2005 was $(7,884,000) or ($0.38) per diluted share compared to $(15,114,000) or $(0.73) per diluted share for the six months ended June 30, 2004, representing an increase of $7,230,000 and an increase of $.35 per diluted share.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and the Revolving Loan (defined in “Kids Line and Related Financing” below). The Company believes that it will able to fund its capital expenditure requirements for 2005 from such sources. In addition, subject to the discussion below under “Kids Line and Related Financing” with respect to the Earnout Consideration, the Company believes that after payment of the expenditures set forth in this “Liquidity and Capital Resources” section, the Company remains in a liquid position, and that such sources will be sufficient to meet the currently anticipated requirements of its business.

As of June 30, 2005, the Company had cash and cash equivalents of $15,498,000 compared to $48,099,000 at December 31, 2004. This reduction of $32,601,000 was primarily the result of the repayment of debt related to the termination of the Financing Agreement (defined in “Kids Line and Related Financing” below), partially offset by proceeds from the Credit Agreement (defined in “Kids Line and Related Financing” below), proceeds from the sale of assets in the UK and Hong Kong during the first quarter of 2005, the U.S. Federal tax refund received in the second quarter and collections of accounts receivable.  As of June 30, 2005 and December 31, 2004, working capital was $80,693,000 and $119,293,000, respectively.  This decrease of $38,600,000 was primarily the result of a decrease in cash used to repay the Term Loan under the Financing Agreement.

Cash and cash equivalents decreased by $32,601,000 during the six months ending June 30, 2005 compared to a decrease of $4,931,000 during the six months ending June 30, 2004, primarily as a result of the factors described in the preceding paragraph.  The decrease in the first six months of 2004 was primarily the result of the payment of special and regular dividends offset somewhat by the Company’s sale of a significant portion of its available-for-sale marketable securities during the six months ended June 30, 2004.  Net cash provided by operating activities was approximately $25,212,000 during the six months ending June 30, 2005 as compared to approximately $11,499,000 during the six months ending June 30, 2004. This increase of $13,713,000 was due primarily to the reduction in restricted cash in 2005 related to the termination of the Financing Agreement. Net cash provided by investing activities was approximately $8,300,000 for the six months ending June 30, 2005 as compared to approximately $138,715,000 for the six months ending June 30, 2004. This decrease of approximately $130,415,000 was due primarily to the liquidation of the Company’s marketable securities in the first six months of

2004.  Net cash used in financing activities of $63,412,000 and $154,794,000 for the six months ending June 30, 2005 and 2004, respectively, consisted primarily of payment of long-term debt obligations during the first six months of 2005 (as described in “Kids Line and Related Financing” below) and payment of the special and regular dividends during the first six months of 2004.

During the six months ending June 30, 2005, the Company paid approximately $1,416,000 for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2005 and received a United States federal tax refund of approximately $8,393,000 in the second quarter of 2005 and expects further refunds of approximately $1,012,000 as a result of net operating loss carry-backs for the calendar year ended December 31, 2004.

Working capital requirements during the six months ending June 30, 2005 were met entirely through internally generated funds. The Company’s capital expenditures during the six months ending June 30, 2005 were approximately $614,000 primarily for continued system implementation and development costs. In the 2004 10-K, the Company estimated that capital expenditure requirements for 2005 would be approximately $3,800,000 for distribution center improvements and continued system development costs.  Due to revised estimates based on actual costs related to such items in the first quarter of 2005, capital expenditures for 2005 are now estimated to be approximately $2,000,000 in the aggregate.

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

In connection with the Purchase, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004 amended on March 18, 2005 and March 31, 2005 (the “Financing Agreement”), with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”). The Financing Agreement consisted of a term loan in the original principal amount of $125 million which was scheduled to mature on November 14, 2007 (the “Term Loan”). The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto. The terms of the Financing Agreement are further described in Note 5 to the Notes to Consolidated Financial Statements and the First Quarter 10-Q.

The Company and certain of its domestic wholly-owned subsidiaries party thereto (the “Specified Subsidiaries”), entered into a $105,000,000 credit agreement dated as of June 28, 2005, and amended as of August 4, 2005 (the “Credit Agreement”) with the financial institutions parties thereto as Facility A Lenders, the financial institutions parties thereto as Facility B Lenders, LaSalle Bank National Association, in its capacity as “Issuing Bank” thereunder, LaSalle Business Credit, LLC (in its individual capacity, “LaSalle”), as administrative agent (in such capacity, the “Administrative Agent”) for the lenders and the Issuing Bank, and those lenders, if any designated therein as the “Documentation Agent” or “Syndication Agent”.  Unless otherwise specified herein, capitalized terms used but undefined herein shall have the meanings ascribed to them in the Credit Agreement.  The Credit Agreement replaces the Financing Agreement.  All obligations under the Financing Agreement were repaid using proceeds from the Credit Agreement and other available cash, and such Financing Agreement was terminated concurrently with the execution of the Credit Agreement.  There were no fees triggered as a result of the early termination of the Financing Agreement, however, in conjunction therewith, the Company wrote off approximately $4,808,000 in remaining unamortized deferred financing costs in the second quarter of 2005.  Remaining amounts available under the Credit Agreement will be used for working capital requirements and general corporate purposes.

The Credit Agreement is described in further detail in Note 5 to the Notes to Consolidated Financial Statements.

In accordance with the terms of the Credit Agreement, the Company is permitted to pay a dividend as long as before and after giving effect to the payment of such dividends, Excess Revolving Loan Availability will equal or exceed $15,000,000 and no violation of the financial covenants therein would then exist, or would, on a pro forma basis, result therefrom.  Any such dividends may be declared no more frequently than quarterly and must take the form of regular cash dividends.  With respect to the Earnout Consideration, the Company will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, Excess Revolving Loan Availability will equal or exceed $15,000,000 and no violation of the financial covenants would then exist, or would, on a pro forma basis, result therefrom.

In order to secure the obligations of the Company and the Specified Subsidiaries, the Company has pledged 100% of the equity interests of the Specified Subsidiaries and 65% of the equity interests of its First Tier Foreign Subsidiaries to the Administrative Agent, and has granted security interests to the Administrative Agent in substantially all of its personal property, all pursuant to the terms of a Guaranty and Collateral Agreement made on June 28, 2005 among the Company, the Specified Subsidiaries and the Administrative Agent (the “GC Agreement”). In addition, pursuant to the GC Agreement, the Specified Subsidiaries have provided guarantees of the Company’s and their obligations under the Credit Agreement and have granted security interests to the Administrative Agent in substantially all of their personal property and have pledged 65% of the equity of their First Tier Foreign Subsidiaries in order to secure the Company’s and their obligations to the lenders under the Credit Agreement and such subsidiaries’ guarantees.  As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. has granted a mortgage for the benefit of the Administrative Agent and the lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

As contemplated by the Credit Agreement, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), entered into on June 30, 2005, as of June 28, 2005 and amended as of August 4, 2005, a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed U.S. $2.0 million.  The Canadian Credit Agreement is described in Note 5 to the Notes to Consolidated Financial Statements.  In order to secure its obligations under the Canadian Credit Agreement, Amrams has granted security interests to the administrative agent thereunder in substantially all of its real and personal property.  In addition, the Company has executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement.

Other Events and Circumstances Pertaining to Liquidity

Cash dividends of $2,082,000 ($0.10) per share were paid on April 21, 2005 to shareholders of record of the Company’s Common Stock on April 11, 2005.  No cash dividends were paid during the first quarter of 2005.  Cash dividends of $158,263,000 ($0.30 per share per quarter plus $7.00 per share special dividends) were paid in the six months ended June 30, 2004.  See Note 5 to the Notes to Consolidated Financial Statement for a discussion of the restrictions on the Company’s ability to pay dividends as long as any obligations under the Credit Agreement remain outstanding.

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.

The Company is dependent upon information technology systems in many aspects of its business. The Company is continuing implementation of an Enterprise Resource Planning (“ERP”) system for the Company’s gift businesses, which began in 2002. In 2002 and 2003, the Company successfully completed the replacement of its warehouse management system in its South Brunswick, New Jersey and Petaluma, California, Canadian and European distribution facilities in addition to the implementation of the purchasing module of its new ERP system worldwide. The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach. The Company’s worldwide headquarters in the United States completed the implementation of the finance module of the new ERP system in the first quarter of 2003 and transitioned to the order management and inventory modules during the second quarter of 2003. During 2004 and continuing in 2005, certain of the Company’s international subsidiaries began and continued to phase-

in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is now anticipated to be substantially complete by the end of the third quarter of 2005. The Company is currently evaluating whether remaining international operations should be converted to the new ERP system in the future due to the size of these operations. This timetable is meant to continue to enable the Company to enhance its proficiency in utilizing the new system, to help ensure the efficiency of the international implementations and allow the Company to continue to comply with its obligations regarding internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company has experienced certain startup issues but has not experienced any significant business disruptions related to the replacement of these systems.

In March 1990, The Board of Directors had authorized the Company to repurchase an aggregate of 7,000,000 shares of common stock. As of June 30, 2005, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program. During the six months ended June 30, 2005, the Company did not repurchase any shares pursuant to this program or otherwise.

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

Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes. The Company may consider the use of debt financing to fund prospective acquisitions.  Note that the Credit Agreement imposes restrictions on the Company which could limit its ability to respond to market conditions or to take advantage of business opportunities.

The Company has entered into certain transactions with related parties which are disclosed in Note 16 of the Notes to Consolidated Financial Statements and ITEM 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the 2004 10-K.

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of June 30, 2005 and the future periods in which such obligations are expected to be settled in cash.

	Total	2005	2006	2007	2008	2009	Thereafter
Operating Lease Obligations	$65,332,000	$3,877,000	$7,801,000	$6,669,000	$6,033,000	$5,271,000	$35,681,000
Purchase Obligations	$28,713,000	$28,713,000	$—	$—	$—	$—	$—
Debt Repayment Obligations	$66,800,000	$15,100,000	$2,600,000	$2,600,000	$2,600,000	$2,600,000	$41,300,000
Commercial Letters of Credit	$113,000	$113,000	$—	$—	$—	$—	$—
Open Forward Exchange Contracts	$6,903,000	$5,552,000	$1,351,000	$—	$—	$—	$—
Royalty Obligations	$3,938,000	$952,000	$1,661,000	$1,275,000	$50,000	$—	$—
Total Contractual Obligations	$171,799,000	$54,307,000	$13,413,000	$10,544,000	$8,683,000	$7,871,000	$76,981,000

The numbers above reflect updates to the table of Contractual Obligations set forth in item 7 of the 2004 10-K to reflect (i) changes created by the termination of the Financing Agreement and the execution of the Credit Agreement ,(ii) increased purchase obligations for purchase orders of inventory, and (iii) reduction of open forward exchange contracts and commercial letters of credit obligations.

Off Balance Sheet Arrangements

As of June 30, 2005, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2004 10-K, except for the following:

The Security Agreement made on December 15, 2004 among the Company, its subsidiaries party thereto and the agent under the Financing Agreement, executed in connection with the Financing Agreement and described in the First Quarter 10-Q, and all other loan and/or security agreements executed in connection with such Financing Agreement or Security Agreement, were terminated concurrently with the termination of the Financing Agreement and the execution of the Credit Agreement.

In order to secure the obligations of the Company and the Specified Subsidiaries under the Credit Agreement, the Company has pledged 100% of the equity interests of the Specified Subsidiaries and 65% of the equity interests of its First Tier Foreign Subsidiaries (each as defined in the Credit Agreement) to the Administrative Agent, and has granted security interests to the Administrative Agent in substantially all of its personal property, all pursuant to the terms of a Guaranty and Collateral Agreement made on June 28, 2005 among the Company, the Specified Subsidiaries and the Administrative Agent (the “GC Agreement”). In addition, pursuant to the GC Agreement, the Specified Subsidiaries have provided guarantees of the Company’s and their obligations under the Credit Agreement and have granted security interests to the Administrative Agent in substantially all of their personal property and have pledged 65% of the equity of their First Tier Foreign Subsidiaries in order to secure the Company’s and their obligations to the lenders under the Credit Agreement and such subsidiaries’ guarantees.  As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. has granted a mortgage for the benefit of the Administrative Agent and the lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

In order to secure its obligations under the Canadian Credit Agreement, Amrams has granted security interests to the administrative agent thereunder in substantially all of its real and personal property.  In addition, the Company has executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement.

As has been previously reported, the Company executed the Earnout Security Documents in order to secure the Company’s obligation to pay the Earnout Consideration (each as defined in the Credit Agreement).  The guarantees and security interests granted under the Earnout Security Documents remain in effect and remain subordinated to the senior indebtedness of the Company arising under the Credit Agreement.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that effect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. The Company’s significant accounting estimates have historically been and are expected to remain reasonably accurate, but actual results could differ from those estimates under different assumptions or conditions.  There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2004 10-K.

There have been no changes to the critical accounting polices in the second quarter of 2005 from those disclosed in the Company’s 2004 10-K.

Note 2 of the Notes to Consolidated Financial Statements of the 2004 10-K contains a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 15 of the Notes to Consolidated Financial Statements for a description of recently issued accounting standards including the respective dates of adoption and anticipated effects on results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, the Company’s ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, results of any enforcement action by the People’s Republic of China (“PRC”) authorities with respect to the Company’s PRC operations, the resolution of various legal matters, possible delays in the introduction of new products, customer acceptance of products, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the ability to obtain debt financing to fund acquisitions, the current and future outlook of the global retail market, the ability to integrate new business ventures, the ability to meet covenants in the Credit Agreement and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the Company’s 2004 10-K. The market risk associated with long-term debt has changed as a result of the termination of the Financing Agreement and the execution of the Credit Agreement more fully described in Note 5 to the Notes of the Consolidated Financial Statements.  The interest applicable to the Loans under the Credit Agreement is based upon (x) the LIBOR Rate (as defined in the Credit Agreement) and (y) the Base Rate which is the greater of (i) the Federal Funds Rate plus 0.5% and (ii) the Prime Rate (each as defined in the Credit Agreement).  At June 30 2005, a sensitivity analysis to measure potential changes in applicable interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $668,000.

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

No change in the Company’s internal control over financial reporting has been identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2005, the Company held its annual meeting of shareholders to elect nine Directors to its Board of Directors.  Each of the nine nominated directors was elected without contest.  No other matters were brought before the shareholders at the annual meeting.  The votes for and the votes withheld for each of the nominees for director were as follows:

Nominee	For	%	Withhold	%
Raphael Benaroya	15,558,233	81.5	3,526,549	18.5
Angelica Berrie	18,114,371	94.9	970,411	5.1
Carl Epstein	18,726,852	98.1	357,930	1.9
Andrew R. Gatto	18,621,815	97.6	462,967	2.4
Ilan Kaufthal	18,094,526	94.8	990,256	5.2
Charles Klatskin	18,059,357	94.6	1,025,425	5.4
Joseph Kling	18,374,591	96.3	710,191	3.7
William A. Landman	17,775,737	93.1	1,309,045	6.9
Josh S. Weston	16,731,018	87.7	2,353,764	12.3

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

4.5

Credit Agreement (the “Credit Agreement”), dated as of June 28, 2005, among Russ Berrie and Company, Inc. and specified domestic wholly-owned subsidiaries thereof, the financial institutions parties thereto as Facility A Lenders, the financial institutions parties thereto as Facility B Lenders, LaSalle Bank National Association, in its capacity as “Issuing Bank” thereunder, and LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”) for the lenders and the Issuing Bank, and those lenders, if any designated therein as the “Documentation Agent” or “Syndication Agent”, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2005 (the “July 5 8-K”).*

4.6

Guaranty and Collateral Agreement made on June 28, 2005 among Russ Berrie and Company, Inc., its subsidiaries party thereto and the Administrative Agent, incorporated herein by reference to the July 5 8-K. *

4.7

Credit Agreement dated as of June 28, 2005, (the “Canadian Credit Agreement”), among Amram’s Distributing Ltd., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent, incorporated herein by reference to the July 5 8-K.*

4.8

Guarantee dated as of June 28, 2005, among Russ Berrie and Company, Inc., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent, incorporated herein by reference to the July 5 8-K.*

4.9

First Amendment to Credit Agreement, dated as of August 4, 2005, among Russ Berrie and Company, Inc. its domestic signatories party thereto, the Facility A Lenders and the Facility B Lenders from time to time parties to the Credit Agreement, the Issuing Bank and the Administrative Agent.

10.94

Employment Agreement dated July 27, 2005, effective August 1, 2005. between Russ Berrie and Company, Inc. and Mr. Anthony Cappiello, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on August 2, 2005.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

 *  Schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.

The Amendment to the Canadian Credit Agreement will be furnished to the Commission upon request.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date: August 9, 2005		John D. Wille
Vice President and Chief Financial Officer

Exhibit Index

4.9

First Amendments to Credit Agreement, dated as of August 4, 2005, among Russ Berrie and Company, Inc. its domestic signatories party thereto, the Facility A Lenders and the Facility B Lenders from time to time parties to the Credit Agreement, the Issuing Bank and the Administrative Agent.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.