Form 10-Q
period 2005-09-30
RUSS BERRIE & CO INC
filed 2005-11-10
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes  ☒   No  ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 2, 2005 was as follows:

CLASS	OUTSTANDING AT November 2, 2005
Common Stock, $0.10 stated value	20,824,475

RUSS BERRIE AND COMPANY, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$4,551	$48,099
Restricted cash	—	4,604
Accounts receivable, trade, less allowances of $2,643 in 2005 and $2,950 in 2004	74,659	75,722
Inventories — net	56,682	47,391
Prepaid expenses and other current assets	6,342	6,090
Income tax receivable	3,793	11,359
Deferred income taxes	3,326	2,860
Total current assets	149,353	196,125

Property, plant and equipment — net	24,103	28,690
Goodwill	89,242	89,213
Intangible assets	61,604	61,927
Restricted cash	782	11,026
Deferred income taxes	816	4,518
Other assets	8,432	10,852
Assets held for sale	—	8,747
Total assets	$334,332	$411,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,600	$25,250
Short-term debt	12,629	—
Accounts payable	21,375	12,137
Accrued expenses	28,870	35,204
Accrued income taxes	4,161	4,241
Total current liabilities	69,635	76,832
Long-term debt, excluding current portion	49,750	99,750
Deferred income tax	1,777	—
Total liabilities	$121,162	$176,582
Commitments and contingencies
Shareholders’ equity
Common stock: $0.10 stated value per share; 50,000,000 shares authorized; 26,460,759 issued at September 30, 2005 and December 31, 2004	2,648	2,648
Additional paid in capital	88,677	88,693
Retained earnings	219,362	237,937
Accumulated other comprehensive income	12,633	15,388
Treasury stock, at cost (5,636,284 shares at September 30, 2005 and December 31, 2004)	(110,150)	(110,150)

Total shareholders’ equity	213,170	234,516
Total liabilities and shareholders’ equity	$334,332	$411,098

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Net sales	$83,237	$79,272	$215,996	$198,405

Cost of Sales	48,643	41,893	124,985	117,094

Gross profit	34,594	37,379	91,011	81,311

Selling, general and administrative expenses	29,936	35,349	89,831	103,819

Operating income/(loss)	4,658	2,030	1,180	(22,508)

Other income (expense):
Interest expense, including amortization and write-off of deferred financing costs	(1,424)	(13)	(13,143)	(77)
Interest and investment (loss)/income	116	353	761	3,164
Other, net	(132)	(30)	(654)	(586)
	(1,440)	310	(13,036)	2,501

Income/(loss) before income tax benefit	3,218	2,340	(11,856)	(20,007)

Income tax provision/(benefit)	11,824	92	4,637	(7,141)

Net (loss)/income	$(8,606)	$2,248	$(16,493)	$(12,866)

Net (loss)/income per share:
Basic	$(0.41)	$0.11	$(0.79)	$(0.62)
Diluted	$(0.41)	$0.11	$(0.79)	$(0.62)

Weighted average shares:
Basic	20,824,000	20,829,000	20,824,000	20,767,000
Diluted	20,824,000	20,829,000	20,824,000	20,767,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(16,493)	$(12,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,971	4,949
Amortization and write-off of deferred financing costs	5,855	—
Provision for accounts receivable reserves	371	1,095
Provision for inventory reserves	667	14,426
Deferred income taxes – net	5,013	(5,457)
Loss on sale of subsidiary	—	235
Other	405	1,764
Changes in assets and liabilities:
Restricted cash	14,848	—
Accounts receivable	692	11,733
Inventories	(9,958)	(6,379)
Prepaid expenses and other current assets	(252)	425
Other assets	62	1,178
Accounts payable	9,238	(5,690)
Accrued expenses	(6,333)	1,237
Accrued income taxes	7,486	(8,000)
Total adjustments	33,065	11,516
Net cash provided by (used in) operating activities	16,572	(1,350)

Cash flows from investing activities:
Purchase of marketable securities and other investments	—	(322,794)
Proceeds from sale of marketable securities and other investments	—	464,618
Proceeds from sale of property, plant and equipment	8,961	4,715
Capital expenditures	(950)	(1,527)
Net cash provided by investing activities	8,011	145,012

Cash flows from financing activities:
Proceeds from issuance of common stock	—	3,270
Dividends paid to shareholders	(2,082)	(164,520)
Payment of deferred financing cost	(3,513)	—
Issuance of debt	81,983	—
Payment of long term debt	(142,004)	—
Net cash used in financing activities	(65,616)	(161,250)

Effect of exchange rate changes on cash and cash equivalents	(2,515)	634
Net decrease in cash and cash equivalents	(43,548)	(16,954)
Cash and cash equivalents at beginning of period	48,099	81,535
Cash and cash equivalents at end of period	$4,551	$64,581

Cash paid during the period for:
Interest	$7,437	$77
Income taxes	$1,831	$859

 The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

Prior to the acquisition of Kids Line, LLC in December 2004, the Company had two reportable segments: the core segment, which consisted of the Company’s gift business, and the non-core segment, which consisted of the businesses of Sassy, Inc. and Bright of America, Inc.  After the acquisition of Kids Line as of December 15, 2004, the Company reclassified its operations into three reportable segments: (i) the Company’s gift business, (ii) the Company’s infant and juvenile business, which consists of the businesses of Sassy, Inc. and Kids Line, LLC, and (iii) its non-core business, which consisted of Bright of America, Inc., until its sale effective August 2, 2004.  The Company has adjusted its 2004 segment disclosures to conform to the new segment classifications.  However, as a result of the sale of Bright of America, the Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.  The segmentation of the Company’s operations reflects how the Company’s chief operating decision makers currently view results of operations.  There are no intersegment revenues.

The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and independent distributors.  The Company’s infant and juvenile businesses design, manufacture through third parties and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products,  and consist of Sassy, Inc. and Kids Line, LLC.  These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges.  The Company’s non-core business consisted of Bright of America, Inc. until its sale by the Company effective August 2, 2004.  Non-core products included educational products, placemats, candles and home fragrance products, which were sold to customers primarily in the United States through mass marketers.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Quarterly Reports on Form 10-Q for the period ended March 31, 2005 (the “First Quarter 10-Q”) and the period ended June 30, 2005 (the “Second Quarter 10-Q”), as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

NOTE 2 - ACCOUNTING FOR STOCK OPTIONS

The Company follows the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, and accounts for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations using the intrinsic value method of accounting.   Accordingly, no compensation cost has been recognized for the options granted by the Company with an initial exercise price equal to the fair value of the common stock except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, the effect of which was immaterial.  Had compensation cost for the Company’s stock grants been determined based on the fair recognition provisions of SFAS No. 123 at the grant date, in the three and nine months ended September 30, 2005 and 2004, the Company’s net income/(loss) and net income/(loss) per share would have been as follows:

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss)/income -as reported	$(8,606)	$2,248	$(16,493)	$(12,866)
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	319	91	676	403

Net income/(loss) -pro forma	(8,925)	2,157	(17,169)	(13,269)

Earnings/(loss) per share (basic) - as reported	(0.41)	0.11	(0.79)	(0.62)
Earnings/(loss) per share (basic) – pro forma	(0.43)	0.10	(0.82)	(0.64)
Earnings/(loss) per share (diluted) – as reported	(0.41)	0.11	(0.79)	(0.62)
Earnings/(loss) per share (diluted) – pro forma	(0.43)	0.10	(0.82)	(0.64)

The fair value of each option granted by the Company is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	1.50%	3.52%	1.50%	3.52%
Risk-free interest rate	4.12%	2.40%	4.96%	2.40%
Volatility	36.5%	30.71%	35.45%	30.71%
Expected life (years)	3.7	3.7	3.7	3.7
Weighted average fair value of options granted during the year	$5.48	$4.43	$5.68	$4.43

NOTE 3 – WEIGHTED AVERAGE COMMON SHARES

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	20,824,000	20,829,000	20,824,000	20,767,000

Dilutive effect of common shares issuable under outstanding stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	20,824,000	20,829,000	20,824,000	20,767,000

Stock options outstanding at September 30, 2005 and September 30, 2004 to purchase 803,752 and 460,482 shares of common stock, respectively, were not included in the computation of earnings per common share for such period because they were antidilutive.

NOTE 4 – ACQUISITIONS

In December 2004,  the Company purchased all of the outstanding equity interests in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed on December 16, 2004, as of December 15, 2004.    Kids Line is a designer and distributor of infant bedding products, and its assets consist primarily of accounts receivable and inventory and intangible assets.  At closing, the Company paid approximately $130,532,000, which represented the portion of the purchase price due at closing plus various transaction costs.  The aggregate purchase price under the Purchase

Agreement, however, includes the potential payment of contingent consideration (the “Earnout Consideration”).   The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ended November 30, 2007), and shall be paid at the times described in the Purchase Agreement (approximately the third anniversary of the closing date).  The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill when and if it is earned.

In connection with the Purchase, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004, as amended on March 18 and March 31, 2005 (the “Financing Agreement”), with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”). The Financing Agreement consisted of a term loan in the original principal amount of $125 million which was scheduled to mature on November 14, 2007 (the “Term Loan”).  The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.  The Financing Agreement is described in the Company’s form 10-Q for the quarter ended March 31, 2005 (the First Quarter 10-Q).

As of June 28, 2005, the Company and certain of its domestic wholly-owned subsidiaries entered into a new $105 million Credit Agreement, amended as of August 4 and October 11, 2005 (defined and described more fully in Note 5 below).  All obligations under the Financing Agreement were repaid using proceeds from the Credit Agreement and other available cash, and the Financing Agreement was terminated concurrently with the execution of the Credit Agreement.  In addition, on June 30, 2005, as of June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd., executed the Canadian Credit Agreement, amended as of August 4 and October 11, 2005, defined and described more fully in Note 5 below.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2004 assumes the acquisition of Kids Line LLC occurred as of January 1, 2004.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net sales	$95,912	$243,937
Net income (loss)	4,074	(8,477)
Net income (loss) per share:
Basic	$0.20	$(0.41)
Diluted	$0.20	$(0.41)

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

NOTE 5 – DEBT

In connection with the Purchase of Kids Line, LLC, the Company and certain of its subsidiaries entered into the Financing Agreement. The Financing Agreement consisted of a term loan in the original principal amount of $125 million which was scheduled to mature on November 14, 2007 (the “Term Loan”).  The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.  The Term Loan was repaid in full and the Financing Agreement was terminated in connection with the execution of the Credit Agreement as of June 28, 2005.  A detailed description of the Financing Agreement can be found in the First Quarter 10-Q.  There were no fees triggered as a result of the early termination of the Financing Agreement.  However, in conjunction therewith, the Company wrote off the remaining unamortized balance of approximately $4.8 million in deferred financing costs.

LaSalle Credit Agreement

The Company and certain of its domestic wholly-owned subsidiaries party thereto (the “Specified Subsidiaries”), entered into a $105 million credit agreement dated as of June 28, 2005, and amended as of August 4 and October 11, 2005 (the “Credit Agreement”), with the financial institutions parties thereto as Facility A Lenders, the financial institutions parties thereto as Facility B Lenders, LaSalle Bank National Association, in its capacity as “Issuing Bank” thereunder, LaSalle Business Credit, LLC (in its individual capacity, “LaSalle”), as administrative agent (in such capacity, the “Administrative Agent”) for the lenders and the Issuing Bank, and those lenders, if any designated therein as the “Documentation Agent” or “Syndication Agent”.  On October 11, 2005, the Company and its lenders amended provisions of the Credit Agreement unrelated to the Financial Covenants.  Unless otherwise specified herein, capitalized terms used but undefined herein shall have the meanings ascribed to them in the Credit Agreement.  Unused amounts available under the Credit Agreement will be used for working capital requirements and general corporate purposes.

The obligations under the Credit Agreement (the “Commitments”) consist of Facility A Obligations and Facility B Obligations.  The Facility A Obligations are comprised of: (a) a $52.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $10.0 million; and (b) a $13.0 million term loan facility (“Term Loan A”).  The Facility B Obligations consist of a $40.0 million term loan facility (“Term Loan B”).  If there is no default or event of default occurring, on the terms and conditions set forth in the Credit Agreement, and subject to the payment of applicable fees, the Revolving Loan may be increased to a maximum of $75.0 million.  As of September 30, 2005, the Company had $12.5 million outstanding under the Revolving Loan.

The principal of Term Loan A is due in equal monthly installments of $216,666.67 (subject to reduction by prepayments), to be made on the last day of each month (commencing July 31, 2005).  A final installment in the aggregate amount of the unpaid principal balance of Term Loan A (in addition to all outstanding amounts under the Revolving Loan) is due and payable on June 28, 2010, and the principal of Term Loan B is due and payable on December 28, 2010, in each case subject to earlier termination in accordance with the terms of the Credit Agreement.  Notwithstanding the foregoing, the Company shall be required to repay Term Loan B in full upon a full redemption of the Facility A Obligations.

The Commitments bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, as described in the Company's Form 10Q for the quarter ended June 30, 2005 (the "Second Quarter 10Q).  Interest rates as of September 30, 2005 were as follows:

	LIBOR loans	Base rate loans
Revolver Loan	5.48375%	7.00%
Term Loan A	5.98375%	7.50%
Term Loan B	10.71%	—

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

In connection with the execution of the Credit Agreement and the Canadian Credit Agreement (defined below), the Company recorded approximately $2.3 million of deferred financing costs which are included in “other assets” on the Consolidated Balance Sheet at September 30, 2005 and are being amortized over the five-year period of the Commitments. Aggregate agency fees of $40,000 will be payable on each annual anniversary of the Closing Date.  The Revolving Loan shall be subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 0.375% - 0.50% for unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.50% - 2.25% (subject to increase by 2% at any time an event of default exists), customary letter of credit administration fees and a letter of credit fronting fee in amounts agreed to by the Company and the Issuing Bank.  Notwithstanding the foregoing, during the Initial Period, the non-use fee shall equal 0.375% and the letter of credit fee shall equal 1.75%.  Early termination fees are described in the Second Quarter 10-Q.

The Credit Agreement contains the following financial covenants (the “Financial Covenants”):  (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) a minimum Excess Revolving Loan

Availability requirement of $2,500,000.  Excess Revolving Loan Availability at September 30, 2005 was approximately $36,493,000.  With respect to dividends, the Company is permitted to pay a dividend so long as before and after giving effect to the payment of such dividends, Excess Revolving Loan Availability will equal or exceed $15,000,000 and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.  Any such dividends may be declared no more frequently than quarterly and must take the form of regular cash dividends.  With respect to the Earnout Consideration, the Company will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, Excess Revolving Loan Availability will equal or exceed $15,000,000 and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.  As of September 30, 2005, the Company was in compliance with the Financial Covenants contained in the Credit Agreement.

The Company’s ability to maintain compliance with the Financial Covenants under the Credit Agreement is dependent upon the successful implementation of both the restructuring plan described in Note 8 below (and Item 2 herein) and current operational plans, which will likely include, among other things, the initiation of financing arrangements with respect to certain of the Company’s foreign receivables.  Based on these plans and management’s current projections, the Company anticipates that it will remain in compliance with the Financial Covenants at the end of the fourth quarter of 2005 and for the foreseeable future. However, in the event that the Company is unable to successfully implement the key elements of its plans, there can be no assurance that the Company will remain in compliance with such Financial Covenants.

A more detailed description of the Credit Agreement, including a description of various covenants, events of default and consequences thereof can be found in the Second Quarter 10-Q.

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

As contemplated by the Credit Agreement, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), entered into on June 30, 2005, as of June 28, 2005, and amended as of August 4 and October 11, 2005, a separate  credit agreement with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank (the “Canadian Credit Agreement”) with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed U.S. $2.0 million.  If there is no default or event of default occurring under the Canadian Credit Agreement, upon the terms and conditions set forth therein, and subject to the payment of applicable fees, the Canadian Revolving Loan may be increased to a maximum commitment of U.S. $15.0 million.  All outstanding amounts under the Canadian Revolving Loan will be due and payable on June 28, 2010, subject to earlier termination in accordance with the terms of the Canadian Credit Agreement.

The Canadian Revolving Loan will bear interest at a rate per annum equal to the sum of (x)(i) the Base Rate or the Canadian Base Rate (as defined in the Canadian Credit Agreement), at the option of Amrams (for Base Rate Loans) or (ii) the LIBOR Rate (for LIBOR Loans) plus (y) an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio.  The interest rate as of September 30, 2005 is 6.75%.  The Canadian Credit Agreement is described in further detail in the Second Quarter 10-Q.

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

In connection with the purchase of imported merchandise, the Company at September 30, 2005, had no letters of credit outstanding.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized.  However, they are reviewed annually or more frequently, if required, for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The Company performs the required annual impairment tests as of the first day of the fourth quarter of each fiscal year.

The significant components of intangible assets consist of the following:

	Weighted Average Amortization Period	September 30, 2005	December 31, 2004
		($’s in ‘000)	($’s in ‘000)
MAM distribution agreement and relationship	Indefinite life	$10,400	$10,400
Sassy trade name	Indefinite life	7,100	7,100
Applause trade name	Indefinite life	7,645	7,679
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
Other intangible assets	0.3 years	59	348

Total intangible assets		$61,604	$61,927

Amortization expense was $288,000 and $13,000 for the first nine months of 2005 and the full year of 2004, respectively.

All of the Company’s goodwill is in the infant and juvenile segment.  The changes to goodwill for the three and nine months ended September 30, 2005 - reflects the final purchase price adjustment for KidsLine.

Balance as of December 31, 2004	$89,213,000
Adjustments to goodwill	29,000
Balance as of September 30, 2005	$89,242,000

NOTE 7 - DIVIDENDS

No cash dividends were paid in the quarter ended September 30, 2005 and $2,082,000 was paid during the nine months ended September 30, 2005.  Cash dividends of $6,249,000 ($0.30 per share) were paid in the quarter ended September 30, 2004.  Cash dividends of $164,520,000 ($0.30 per share per quarter plus $7.00 per share special dividend) were paid in the nine months ended September 30, 2004.  On April 12, 2004, the Company declared a one-time special cash dividend in the amount of $7.00 per common share payable on May 28, 2004, to shareholders of record of the Company’s Common Stock on May 14, 2004.  This one-time special dividend of $145,799,000 is included in the dividend payment stated above, for the three and nine months ended September 30, 2004.

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

NOTE 8 – COST ASSOCIATED WITH DISPOSAL ACTIVITY

On September 28, 2004, the Company announced a corporate restructuring designed to align the Company’s management and sales organization with its strategic plans and to right-size its expense structure.  The restructuring included the immediate elimination of approximately 75 domestic positions, and resulted in a pretax charge of $4.1 million in the third quarter of 2004, primarily related to severance costs.  Although these employees are no longer employees of the Company, payments continued through the third quarter of 2005.  These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations and are all related to the Company’s gift segment.

In furtherance of its efforts to right-size its infrastructure, during the fourth quarter of 2004, the Company reduced headcount by 38 positions in the Company’s Far East operations and recorded a restructuring charge of $0.6 million in connection therewith. Also during the fourth quarter of 2004, with respect to its domestic operations, the Company reduced headcount by nine positions and recorded a restructuring charge of $1.6 million in connection therewith.  Although these employees are no longer employees of the Company, payments will continue through the fourth quarter of 2005. All costs associated with these restructurings have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and are all related to the Company’s gift segment.

The Company reassesses the reserve requirement under the restructuring plan at the end of each reporting period.  Below is the rollforward of the restructuring accrual:

	Balance at 12/31/04	2005 Provision	Payments/ Write-offs	Additional Cost Incurred	Balance at 9/30/05
Employee separation	$3,935,000	$1,265,000	$3,950,000	$—	$1,250,000
Facility exit cost	20,000	—	20,000	—	—
Total	$3,955,000	$1,265,000	$3,970,000	$—	$1,250,000

In November 2005, the Company began implementation of a further restructuring of its domestic gift business to reduce expenses, “right size” the infrastructure consistent with current business levels and re-align domestic gift operations to better meet the needs of different distribution channels.  The restructuring includes the immediate elimination of approximately 50 positions, which will result in a pre-tax restructuring charge of approximately $1.4 million in the fourth quarter of 2005, primarily related to employee severance costs.  As part of the restructuring, the Company also commenced a plan to reduce its facilities expenses by rationalizing certain warehouse and distribution activities, which is expected to result in additional pre-tax restructuring charges in 2006 of approximately $2.5 million.  The Company expects to incur additional restructuring costs during the implementation of the November 2005 restructuring, and may incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency imporovements in its efforts to right-size its infrastructure.

Management believes that future operating expenses will be reduced by an aggregate of approximately $15 million on an annualized basis as a result of the restructuring commenced in November 2005.  A portion of these expense savings will be reflected in the Company’s results of operations for the fourth quarter of 2005, with the remaining cost reductions expected to be achieved during the first half of 2006. Severance payments to employees impacted by the restructuring will continue through the end of 2006, although such payments will not impact the Company’s results of operations.

See “Overview” of Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the facts and circumstances leading up to the restructuring charges discussed herein.

NOTE 9 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

Prior to the acquisition of Kids Line, LLC in December 2004, the Company had two reportable segments: the core segment, which consisted of the Company’s gift business; and the non-core segment, which consisted of the businesses of Sassy, Inc. and Bright of America, Inc.  After the acquisition of Kids Line in December 2004, the Company reclassified its operations into three reportable segments: (i) the Company’s gift business; (ii) the Company’s infant and juvenile business, which consists of the businesses of Sassy, Inc. and Kids Line, LLC; and (iii) its non-core business, which consisted of Bright of America, Inc., until its sale effective August 2, 2004.  The Company has adjusted its 2004 segment disclosures to conform to the new segment classifications.  However, as a result of the sale of Bright of America, the Company currently operates in two segments:  (i) its gift business; and (ii) its infant and juvenile business.  The segmentation of the Company’s operations reflects how the Company’s chief operating decision makers currently view results of operations.  There are no intersegment revenues.

The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and independent distributors.  The Company’s gift products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love and affection.

The Company’s infant and juvenile businesses design, manufacture through third parties and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products,  and consists of Sassy, Inc. and Kids Line LLC.  These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges.

	(Dollars in thousands)
	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Gift:
Net sales	$50,303	$63,678	$116,977	$153,411
Operating loss	(4,269)	(372)	(24,587)	(28,105)
(Loss) Income before income taxes	(4,257)	138	(24,440)	(25,596)

Infant and juvenile:
Net Sales	32,934	14,745	99,019	40,104
Operating income	8,927	2,307	25,767	5,180
Income before income taxes	7,475	2,307	12,584	5,180

Non-core:
Net sales	—	849	—	4,890
Operating income	—	95	—	417
(Loss) income before taxes	—	(105)	—	409

Consolidated:
Net Sales	$83,237	$79,272	$215,996	$198,405
Operating income (loss)	4,658	2,030	1,180	(22,508)
Income (loss) before income taxes	3,218	2,340	(11,856)	(20,007)

Additionally, total assets of each segment were as follows:

	(Dollars in thousands)
	September 30, 2005	December 31, 2004
Gift	$119,769	$201,096
Infant and juvenile	214,563	210,002
Non-core	—	—

Total	$334,332	$411,098

Concentration of Risk

As disclosed in the 2004 10-K, while 88% of the Company’s purchases are attributable to manufacturers in the People’s Republic of China, the supplier accounting for the greatest dollar volume of purchases accounted for approximately 13% and the five largest suppliers accounted for approximately 41% in the aggregate.  The Company utilizes approximately 100 manufacturers in the Far East.  The Company believes that there are many alternative manufacturers for the Company’s products and sources of raw materials.  As a result, the Company does not believe there is a concentration of risk associated with any significant vendor relationship.

In addition, Toys "R" Us, Inc. and Babies "R" Us, in the aggregate accounted for in excess of 10 percent of the Company's consolidated net sales during the three and nine month periods ended September 30, 2005.

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and nine months ended September 30, 2005 and 2004 as follows:

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss)/income	$(8,606)	$2,248	$(16,493)	$(12,866)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	233	1,282	(3,113)	907

Net unrealized loss on securities available-for-sale	—	154	—	(255)
Net unrealized gain on foreign currency forward exchange contracts and other	(57)	586	358	1,129
Other comprehensive income (loss)	176	2,022	(2,755)	1,781

Comprehensive (loss) income	$(8,430)	$4,270	$(19,248)	$(11,085)

NOTE 11 - OTHER INCOME (EXPENSE)

Interest expense includes the amortization and write-off of deferred financing costs of $143,810 and $5,855,000 in the three and nine month periods ended September 30, 2005.

NOTE 12 – LITIGATION AND COMMITMENTS

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to its business, as plaintiff or defendant. The Company believes the outcome of these legal procedures will not have a material adverse effect on the Company’s financial condition or results of operations.

In connection with the Company’s purchase of Kids Line LLC, the aggregate purchase price includes a potential payment of Earnout Consideration as more fully described in Note 4.  The amount of Earnout Consideration, if any, is not currently determinable.

The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line.  With the exception of the agreement with MAM Babyartikel GmbH (which has a remaining term of six years), the terms of the Company’s license agreements typically range from two to three years, with potential extensions agreed to by both parties.  Some of these license agreements include prepayments and minimum guarantee royalty payments.  The amount of guaranteed royalty payments with respect to all license agreements over the next three years aggregates approximately $3,654,000.  The Company’s royalty expense for the first nine months of 2005 and 2004 was $1,326,000 and $681,000, respectively.

In connection with the Company’s expansion of its operations in the People’s Republic of China (“PRC”), the Company completed a voluntary review in 2003 of the activities of its offices in the PRC to assess their compliance with applicable laws and regulations. As a result of this review, management became aware of some potential operational and tax compliance issues under applicable PRC laws and regulations and has taken appropriate corrective actions, including the establishment of a new subsidiary in the PRC which became effective January 2004, and settlement of prior year individual income tax underpayments and associated penalties, totaling approximately $464,000, which was expensed in 2004.

NOTE 13 – TENDER OFFER

On May 7, 2004, the Company announced that the Board of Directors authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission in May and June 2004.  The tender offer closed in June 2004 with an aggregate purchase price of approximately $844,000 paid by the Company, which was recorded as compensation expense in the second quarter of 2004.

NOTE 14 – SALE OF BRIGHT OF AMERICA

Effective August 2, 2004, the Company sold substantially all of the net assets of its non-core subsidiary, Bright of America, Inc. (“Bright”).  Assets of approximately $5.8 million less assumed liabilities of $0.8 million were sold for $4.0 million in cash and a $1 million promissory note bearing interest at 9% per annum, payable on October 31, 2007.  The Company recorded a loss of approximately $153,000, net of tax, in the third quarter 2004 as a result of the sale, due primarily to transaction related costs.  During the nine months ended September 30, 2004, Bright generated net sales of approximately $4,900,000 and net income of approximately $300,000.

NOTE 15- RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This statement is a revision to SFAS 123, Stock-Based Compensation and supersedes APB opinion No. 25, accounting for stock issued to employees.  SFAS 123(R) requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans, based on the grant date fair value of the award.  SFAS No. 123(R) will be effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005 (for the Company, the first quarter of 2006).  The Company is currently evaluating the standard to determine its effect on the Consolidated Financial Statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leader in the gift industry.  The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the world.  The Company’s infant and juvenile businesses design, manufacture through third parties and market products in a number of baby categories, including infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy specialty, food, drug and independent retailers, apparel stores and military post exchanges.

The Company’s revenues are primarily derived from sales of its products, a significant portion of which is attributable its gift segment.  Sales and operating profits in the Company’s gift segment began to decline during 2003 as a result of several factors including: (i) retailer consolidation and a declining number of independent retail outlets, which in turn had a negative impact on sales from such outlets; (ii) increased competition from other entities, both wholesellers and retailers, which offered lower pricing and achieved greater customer acceptance of their products; and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers.  Commencing in the third quarter of 2003, the Company began to implement a multi-pronged approach to address these trends, which consists of: (i) focusing on categorizing and rationalizing its product range; (ii) segmenting its selling efforts to address customer requirements and shifting channels of distribution; (iii) increasing its focus on national accounts, in order to build and strengthen the Company’s presence in the mass market through the use if its APPLAUSE ® Trademark as the mass market brand platform; (iv) focusing on growing its international business and infant and juvenile segments; (v) selectively increasing its use of licensing to differentiate its products from its competitors;  (vi) implementing a three tiered “good”, “better”, “best” branding strategy within its gift segment to differentiate products sold into the mass market, the Company’s traditional specialty retail market and the upscale department store market; and (vii) ”right-sizing” its operations in order to reduce overhead expenses through headcount reductions and the closure of certain domestic showrooms.

During 2004, the Company implemented a comprehensive strategic review of the Company’s business, which resulted in an inventory write-down of $13 million (pre tax) recorded in cost of sales in the second quarter of 2004. In addition, the Company continued to evaluate “right sizing” its infrastructure in response to the changing business environment.  As a result of such evaluation, the Company reduced headcount during the second half of 2004 by an aggregate of approximately 122 positions and recorded a restructuring charge of an aggregate of $6.3 million in the third and fourth quarters of 2004.  Management believes that future operating expenses, predominantly through reduced employee costs, will be reduced by an aggregate of approximately $10.5 million on an annualized basis as a result of these reductions.  The effects of these reduced costs began in the third and fourth quarters of 2004.  Although these employees are no longer employees of the Company, payments will continue through the third and fourth quarters of 2005.

The Company has continued to address the challenges in its gift business through the multi-pronged approach discussed above, which has enabled the Company to reduce significantly its operating expenses. However, to date, the Company has achieved only limited success in reversing the challenges facing its gift business and the industry in general. As a result, in November 2005, the Company commenced the implementation of a further restructuring of its domestic gift business designed to “right size” the infrastructure consistent with current business levels and re-align domestic gift operations to better meet the needs of different distribution channels. The restructuring includes the immediate elimination of approximately 50 positions, which will result in a pre-tax restructuring charge of approximately $1.4 million in the fourth quarter of 2005, primarily related to employee severance costs. As part of the restructuring, the Company also commenced a plan to reduce its facilities expenses by rationalizing certain warehouse and distribution activities, which is expected to result in additional pre-tax restructuring charges in 2006 of approximately $2.5 million. The Company expects to incur additional restructuring costs as it continues to implement the November 2005 restructuring and may incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to right-size its infrastructure.

Management believes that future operating expenses will be reduced by approximately $15 million on an annualized basis as a result of the restructuring commenced in November 2005.  A portion of these expense savings will be reflected in the Company’s results of operations for the fourth quarter of 2005, with the remaining cost reductions expected to be achieved during the first half of 2006. Severance payments to employees impacted by the restructuring will continue through the end of 2006, although such payments will not impact the Company’s results of operations.

All costs associated with the restructurings have been recorded in selling, general and administrative expenses.  In connection with the restructuring, the Company also intends to evaluate the recoverability of certain fixed assets used in its domestic gift business, and will, if necessary, record any adjustments in the values thereof.  See Item 5 “Other Information” below for additional information with respect to the restructuring.

SEGMENTS

The Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.  See Note 9 of the Notes to the Consolidated Financial Statements for a discussion on reclassification of the Company’s segments.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company’s consolidated net sales for the three months ended September 30, 2005 increased 5.0% to $83,237,000 million compared to $79,272,000 million for the three months ended September 30, 2004.  The net sales increase was attributable to the Company’s infant and juvenile segment, which includes sales of Kids Line LLC since its acquisition as of December 15, 2004.

The Company’s gift segment net sales for the three months ended September 30, 2005 decreased 21.0% to $50,303,000 compared to $63,677,000 for the three months ended September 30, 2004, primarily as a result of the factors discussed in the “Overview” above.  Net sales in the Company’s gift segment benefited from foreign exchange rates by approximately $474,000 for the three months ended September 30, 2005.  The Company’s infant and juvenile segment net sales for the three months ended September 30, 2005 increased 123.4% to $32,934,000 compared to $14,745,000 for the three months ended September 30, 2004. This increase is comprised of $19,272,000 of sales attributable to Kids Line, partially offset by a sales decrease of 7.3% ($1.1 million) at Sassy Inc.  As a result of the sale of Bright of America effective August 2004, there were no non-core sales for the three months ended September 30, 2005, compared to $849,000 for the three months ended September 30, 2004.

Consolidated gross profit was 41.6% of consolidated net sales for the three months ended September 30, 2005, compared to 47.2% of consolidated net sales for the three months ended September 30, 2004.  The decrease in the consolidated gross profit percentage is primarily due to the competitive pricing pressure in the gift segment, as well as the increase in infant and juvenile sales as a percent of consolidated sales, which typically have lower gross profit margins compared to gift segment margins. Gross profit for the Company’s gift segment was 42.1% of net sales for the three months ended September 30, 2005 as compared to 50.5% of net sales for the three months ended September 30, 2004.  Gross Profit for the Company’s infant and juvenile segment increased to 40.8% of net sales for the three months ended September 30, 2005 as compared to 33.0% of net sales for the three months ended September 30, 2004, primarily reflecting the December 2004 acquisition of KidsLine.

Consolidated selling, general and administrative expenses were $29,936,000, or 36.0% of consolidated net sales, for the three months ended September 30, 2005 compared to $35,349,000, or 44.6% of consolidated net sales, for the three months ended September 30, 2004.  This decrease in consolidated selling, general and administrative expenses is due primarily to lower selling, product development, administration and advertising cost, predominately as a result of the Company’s restructuring efforts in 2004.  These reductions were partially offset by increased selling, general and administrative expenses as a result of the acquisition of Kids Line.

Consolidated other income/(expense) was an expense of $1,440,000 for the three months ended September 30, 2005, compared to income of $310,000 for the three months ended September 30, 2004, a decrease of $1,750,000.  This decrease was primarily the result of interest expense incurred in connection with the outstanding loans under the Credit Agreement.

The consolidated provision for income tax in the three months ended September 30, 2005 was $11,824,000 compared to $92,000 for the same period in 2004.  The consolidated income tax as a percent of income before income tax for the three months ended September 30, 2005 was 368% compared to 3.9% for the three months ended September 30, 2004.  The increase in the effective tax rate and the increased provision for income tax is primarily related to the Company establishing valuation allowances against the Company’s deferred tax assets primarily relating to foreign tax credit carry forwards, contribution carry forwards and Net Operating Loss carry forwards related to its European operations and the partial reversal of income tax benefits recorded in the first two quarters of 2005. These valuation allowances were established because the Company believes it is more likely than not that it may not realize the tax benefits on these deferred tax assets.

As a result of the foregoing, consolidated net loss for the three months ended September 30, 2005 was $8,606,000, or $0.41 per diluted share, compared to the consolidated net gain of $2,248,000, or $0.11 per diluted share, for the three months ended September 30, 2004, representing a decrease of $10,854,000, or $0.52 per diluted share.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company’s consolidated net sales for the nine months ended September 30, 2005 increased 8.9% to $215,996,000, compared to $198,405,000 for the nine months ended September 30, 2004.  The net sales increase was attributable to the Company’s infant and juvenile segment, which has included sales of Kids Line LLC since its acquisition as of December 15, 2004.

The Company’s gift segment net sales for the nine months ended September 30, 2005 decreased 23.7% to $116,977,800, compared to $153,411,000 for the nine months ended September 30, 2004, primarily as a result of the factors discussed in the “Overview” above.  Net sales in the Company’s gift segment benefited from foreign exchange rates by approximately $1,655,000 for the nine months ended September 30, 2005.  The Company’s infant and juvenile segment net sales for the nine months ended September 30, 2005 increased 146.9% to $99,018,000, compared to $40,104,000 for the nine months ended September 30, 2004. This increase is comprised of $57,153,000 of sales attributable to Kids Line and sales growth of 4.4% ($1,761,000) at Sassy Inc.  As a result of the sale of Bright of America effective August 2004, there were no non-core sales for the nine months ended September 30, 2005, compared to $4,890,000 for the nine months ended September 30, 2004.

Consolidated gross profit was 42.3% of consolidated net sales for the nine months ended September 30, 2005, as compared to 41.0% of consolidated net sales for the nine months ended September 30, 2004.  The increase in the consolidated gross profit percentage for the nine-month period is primarily due to the significant inventory write-down for the gift segment in the second quarter of 2004, described in the “Overview” section above, offset partially by competitive pricing pressure in the gift segment, as well as the increase in infant and juvenile sales as a percent of consolidated sales, which typically have lower gross profit margins compared to gift segment margins. Gross profit for the Company’s gift segment was 44.0% of net sales for the nine months ended September 30, 2005 as compared to 43.2% of net sales for the nine months ended September 30, 2004.  Gross Profit for the Company’s infant and juvenile segment was 40.0% of net sales for the nine months ended September 30, 2005, as compared to 32.5% of net sales for the nine months ended September 30, 2004, primarily reflecting the December 2004 acquisition of KidsLine.

Consolidated selling, general and administrative expenses were $89,831,000, or 41.6% of consolidated net sales, for the nine months ended September 30, 2005 compared to $103,819,000, or 52.3% of consolidated net sales, for the nine months ended September 30, 2004.  This decrease in consolidated selling, general and administrative expenses is due primarily to lower selling, product development, administration and advertising cost, predominately as a result of the Company’s restructuring efforts in 2004.  These reductions were partially offset by increased selling, general and administrative expenses as a result of the acquisition of Kids Line.

Consolidated other income/(expense) was an expense of $13,036,000 for the nine months ended September 30, 2005, compared to income of $2,501,000 for the nine months ended September 30, 2004, a decrease of $15,537,000.  This decrease was primarily the result of interest expense incurred under the Financing Agreement and the Credit Agreement, the write-off in the second quarter of 2005 of deferred financing costs of approximately $4,800,000 associated with the termination of the Financing Agreement, and decreased interest income as all marketable security balances were liquidated in 2004 to fund the Company’s special dividend of $7.00 per share in April 2004.

The income tax expense for the nine months ended September 30, 2005 was $4,637,000 compared to $7,141,000 for the same period in 2004.  The consolidated income tax expense as a percent of loss before income tax expense for the nine months ended September 30, 2005 was (39.1%), compared to 35.7% for the nine months ended September 30, 2004.  The increase in the effective tax rate results primarily from the Company establishing valuation allowances against the Company’s deferred tax assets primarily relating to foreign tax credit carry forwards, contribution carry forwards and net operating loss carry forwards related to its European operations and the partial reversal of income tax benefits recorded in the first two quarters of 2005. These valuation allowances were established because the Company believes it is more likely than not that it may not realize the tax benefits on these deferred tax assets.  The increase was offset partially by the changes in the rules relating to dividends from foreign subsidiaries, which resulted in a tax benefit of approximately $2,200,000 recorded in the second quarter of 2005.

As a result of the foregoing, consolidated net loss for the nine months ended September, 2005 was $16,493,000, or $0.79 per diluted share, compared to $12,866,000, or $0.62 per diluted share, for the nine months ended September 30, 2004, representing an increase of $3,627,000, or $0.17 per diluted share.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under the Revolving Loan. The Company believes that it will able to fund its capital requirements for 2005 from such sources. In addition, subject to the discussion below under “Kids Line and Related Financing” with respect to the Earnout Consideration and the Company’s continued compliance with its Financial Covenants. The Company believes that, after payment of the expenditures set forth in this “Liquidity and Capital Resources” section, the Company remains in a liquid position, and that such sources will be sufficient to meet the currently anticipated requirements of its business.

As of September 30, 2005, the Company had cash and cash equivalents of $4,551,000 compared to $48,099,000 at December 31, 2004. This reduction of $43,548,000 was primarily the result of the repayment of debt, partially offset by proceeds from the Credit Agreement, proceeds from the sale of assets in the UK and Hong Kong during the first quarter of 2005, a US Federal tax refund received in the second quarter of 2005, and collections of accounts receivable.  As of September 30, 2005 and December 31, 2004, working capital was $79,718,000 and $119,293,000, respectively.  This decrease of $39,575,000 was primarily the result of a decrease in cash used to repay the Term Loan under the Financing Agreement.

Cash and cash equivalents decreased by $43,548,000 during the nine months ended September 30, 2005 compared to a decrease of $16,954,000 during the nine months ended September 30, 2004, primarily as a result of the factors described in the preceding paragraph. The decrease in the first nine months of 2004 was primarily the result of the payment of special and regular dividends, partially offset by the Company’s sale of a significant portion of its available-for-sale marketable securities during the nine months ended September 30, 2004.  Net cash (used) provided in operating activities was approximately $16,587,000 during the nine months ended September 30, 2005 as compared to approximately ($1,350,000) during the nine months ended September 30, 2004. This increase of $17,937,000 was due primarily to the reduction in restricted cash in 2005 related to the termination of the Financing Agreement. Net cash provided by investing activities was approximately $8,011,000 for the nine months ended September 30, 2005, as compared to approximately $145,012,000 for the nine months ended September 30, 2004. This decrease of approximately $137,001,000 was due primarily to the liquidation of the Company’s marketable securities in the first nine months of 2004.  Net cash used in financing activities of $65,631,000 and $161,250,000 for the nine months ended September 30, 2005 and 2004, respectively, consisted primarily of payment of long-term debt obligations during the first nine months of 2005 (as described in “Kids Line and Related Financing” below) and payment of the special and regular dividends during the first nine months of 2004.

During the nine months ended September 30, 2005, the Company paid approximately $1,831,000 for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2005. The Company received a United States federal tax refund of approximately $8,393,000 in the second quarter of 2005 and expects further refunds of approximately $1,012,000 as a result of net operating loss carry-backs for the calendar year ended December 31, 2004.

Working capital requirements during the nine months ended September 30, 2005 were met entirely through internally generated funds and borrowings under the Revolving Loan. The Company’s capital expenditures during the nine months ended September 30, 2005 were approximately $955,000 primarily for continued system implementation and development costs. Capital expenditures for 2005 are currently estimated to be approximately $1,200,000 in the aggregate.

Kids Line and Related Financing

The Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”) in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed as of December 15, 2004. At closing, the Company paid approximately $130,532,000, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement, however, includes the potential payment of the Earnout Consideration, which is defined as 11.724% of the Agreed Enterprise Value of Kids Line, LLC as of the last day of the three year period ending November 30, 2007 (the “Measurement Period”). The Earnout Consideration shall be paid as provided in the Purchase Agreement (approximately the third anniversary of the Closing Date.) The “Agreed Enterprise Value”

shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill if and when it is earned. Because the amount payable with respect to the Earnout Consideration, if any, and the Company’s financial condition at the time any such payment is due are not currently determinable, the Company cannot assure that payment of the Earnout Consideration will not have a material impact on the Company’s liquidity.

The Kids Line acquisition was financed with the proceeds of the Financing Agreement, which was subsequently replaced by the Credit Agreement and the Canadian Credit Agreement.  The Credit Agreement and the Canadian Credit Agreement and security therefore is described in further detail in Note 5 to the Notes to Consolidated Financial Statements and in the Second Quarter 10-Q. On October 11, 2005 the Company and its lenders amended provisions of the Credit Agreement unrelated to the Financial Covenants.

In accordance with the terms of the Credit Agreement, the Company is permitted to pay a dividend as long as, before and after giving effect to the payment of such dividends, Excess Revolving Loan Availability will equal or exceed $15,000,000 and no violation of the financial covenants therein would then exist, or would, on a pro forma basis, result therefrom.  Any such dividends may be declared no more frequently than quarterly and must take the form of regular cash dividends.  With respect to the Earnout Consideration, the Company will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, Excess Revolving Loan Availability will equal or exceed $15,000,000 and no violation of the financial covenants would then exist, or would, on a pro forma basis, result therefrom.  As of September 30, 2005, the Company was in compliance with the Financial Covenants contained in the Credit Agreement.

The Company’s ability to maintain compliance with the Financial Covenants under the Credit Agreement is dependent upon the successful implementation of both the restructuring plan described under “Overview” above and its current operational plans, which will likely include, among other things, the initiation of financing arrangements with respect to certain of the Company’s foreign receivables.  Based on these plans and management’s current projections, the Company currently anticipates that it will remain in compliance with the Financial Covenants at the end of the fourth quarter of 2005 and for the foreseeable future.  However, in the event that the Company is unable to successfully implement the key elements of its plans, there can be no assurance that the Company will remain in compliance with such Financial Covenants.

Other Events and Circumstances Pertaining to Liquidity

Cash dividends of $2,082,000 ($0.10) per share were paid on April 21, 2005 to shareholders of record of the Company’s Common Stock on April 11, 2005.  Cash dividends of $6,249,000 ($0.30 per share) were paid in the three months ended September 30, 2004.  Cash dividends of $164,520,000 ($0.30 per share per quarter plus $7.00 per share special dividends) were paid in the nine months ended September 30, 2004.  See Note 5 to the Notes to Consolidated Financial Statement for a discussion of the restrictions on the Company’s ability to pay dividends as long as any obligations under the Credit Agreement remain outstanding.

The Company enters into forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.

The Company is dependent upon information technology systems in many aspects of its business. The Company is continuing implementation of an Enterprise Resource Planning (“ERP”) system for the Company’s gift businesses, which began in 2002. Domestic implementation was completed in 2003.  The Company’s prior custom software that had been utilized to operate and manage its business and other third party software systems are being replaced using a strategic and phased approach. During 2004 and continuing in 2005,  certain of the Company’s international subsidiaries began and continued to phase-in certain aspects of the Company’s new ERP system and the transition to order management, inventory and finance modules is now anticipated to be substantially complete by the end of the fourth quarter of 2005. In connection with its November 2005 infrastructure “right sizing” initiative the Company is currently evaluating whether remaining international operations should be converted to the new ERP system in the future due to the size of these operations. This timetable is meant to continue to enable the Company to enhance its proficiency in utilizing the new system, to help ensure the efficiency of the international implementations and allow the Company to continue to comply with its obligations regarding internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company has experienced certain startup issues but has not experienced any significant business disruptions related to the replacement of these systems.

In March 1990, The Board of Directors authorized the Company to repurchase an aggregate of up to 7,000,000 shares of common stock. As of September 30, 2005, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program. During the nine months ended September 30, 2005, the Company did not repurchase any shares pursuant to this program or otherwise.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that the Company believes will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows.

The Company expects to incur additional restructuring costs as it continues to implement its November 2005 restructuring and may incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to right-size its infrastructure.  See “Overview” above.

Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes. The Company may consider the use of debt or equity financing to fund prospective acquisitions.  The Credit Agreement imposes restrictions on the Company which could limit its ability to respond to market conditions or to take advantage of acquisitions or other business opportunities.

The Company has entered into certain transactions with related parties which are disclosed in Note 16 of the Notes to Consolidated Financial Statements and ITEM 13 “Certain Relationships and Related Transactions” of the 2004 10-K.

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of September 30, 2005 and the future periods in which such obligations are expected to be settled in cash:

	Total	2005	2006	2007	2008	2009	Thereafter
Operating Lease Obligations	$62,849,000	$1,862,000	$7,799,000	$6,655,000	$6,001,000	$5,239,000	$35,293,000
Purchase Obligations	$14,711,000	$14,711,000	$—	$—	$—	$—	$—
Debt Repayment Obligations	$64,949,000	$13,249,000	$2,600,000	$2,600,000	$2,600,000	$2,600,000	$41,300,000
Commercial Letters of Credit	$—	$—	$—	$—	$—	$—	$—
Royalty Obligations	$3,654,000	$580,000	$1,649,000	$1,375,000	$50,000	$—	$—
Total Contractual Obligations	$146,163,000	$30,402,000	$12,048,000	$10,630,000	$8,651,000	$7,839,000	$76,593,000

Off Balance Sheet Arrangements

As of September 30, 2005, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 2 of the Second Quarter 10-Q.

CRITICAL ACCOUNTING POLICIES

The SEC has issued disclosure advice regarding “critical accounting policies”, defined as accounting policies that management believes are both most important to the portrayal of the Company’s financial condition and results of operations and require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. The Company’s significant accounting estimates have historically been and are expected to remain reasonably accurate, but actual results could differ from those estimates under different assumptions or conditions.  There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2004 10-K.

There have been no changes to the critical accounting polices in the third quarter of 2005 from those disclosed in the Company’s 2004 10-K.

Note 2 of the Notes to Consolidated Financial Statements of the 2004 10-K contains a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 15 of the Notes to Consolidated Financial Statements for a description of recently issued accounting standards including the respective dates of adoption and anticipated effects, if determined, on the Company’s results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “projects”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, the Company’s ability to continue to manufacture its products in the Far East, the seasonality of revenues, the actions of competitors, ability to increase production capacity, price competition, the effects of government regulation, results of any enforcement action by the People’s Republic of China (“PRC”) authorities with respect to the Company’s PRC operations, the resolution of various legal matters, possible delays in the introduction of new products, customer acceptance of products, changes in foreign currency exchange rates, issues related to the Company’s computer systems, the ability to obtain financing to fund acquisitions, the current and future outlook of the global retail market, the ability to integrate new business ventures, the ability to meet covenants in the Credit Agreement and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, there have been no material changes in the Company’s market risks, as described in Item 3 of the Company’s Second Quarter 10-Q.

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

No change in the Company’s internal control over financial reporting has been identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Costs Associated with Exit or Disposal Activities.  On November 3, 2005, in response to continuing challenges in the Company's domestic gift business, the Company announced a corporate restructuring of its domestic gift business designed to “right size” the infrastructure consistent with current business levels and re-align domestic gift operations to better meet the needs of different distribution channels. The restructuring includes the immediate elimination of approximately 50 positions, which will result in a pre-tax restructuring charge of approximately $1.4 million in the fourth quarter of 2005, primarily related to employee severance costs. As part of the restructuring, the Company also commenced a plan to reduce its facilities expenses by rationalizing certain warehouse and distribution activities, which is expected to result in additional pre-tax restructuring charges in 2006 of approximately $2.5 million. The Company expects to incur additional restructuring costs as it continues to implement the November 2005 restructuring and may incur further restructuring costs as it continues to investigate other areas for cost reduction and efficiency improvements in its efforts to right-size its infrastructure.

Entry into a Material Definitive Agreement.  On November 9, 2005, Russ Berrie and Company, Inc. (the “Company”) entered into an employment arrangement (the “Agreement”) with Keith Schneider, with respect to his employment as Executive Vice President and General Sales Manager – U.S. Specialty Gift Division of the Company.  Mr. Schneider has been employed by the Company since 1985 and most recently served as Vice President, International Sales and Marketing and General Manager of the Company’s Australian operations.  In accordance with the terms of the Agreement, Mr. Schneider will be entitled to an annual base salary of $350,000.  Mr. Schneider will also be entitled to participate in the Company’s Incentive Compensation Program (“IC Program”), with an Applicable Percentage (as defined in the IC Program) for 2006 of 50% and an IC Factor (as defined in the IC Program) of $175,000.  For the year 2006, $100,000 of Mr. Schneider’s IC bonus is guaranteed to be paid, which amount will be paid in four equal quarterly installments during 2006.  In addition, Mr. Schneider will be entitled to a one-time Super-Incentive Bonus (“SIB”) of a maximum of $100,000 for 2006, which SIB can be earned based upon the achievement of certain operating milestones for the Company’s domestic gift business.  The Company will also reimburse Mr. Schneider for certain relocation and travel expenses.

                                                In addition, on December 1, 2005, Mr. Schneider will be granted 75,000 stock options pursuant to the Company's 2004 Stock Option, Restricted and Non-Restricted Stock Plan.  Future option grants will be at the discretion of the Compensation Committee of the Board of Directors of the Company.

                                                Mr. Schneider is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company's Severance Policy for Domestic Vice Presidents (and Above), and will receive a monthly car allowance. Mr. Schneider is a participant in the Company's Change of Control Severance Plan.

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

10.95

Employment Agreement dated September 26, 2005, between Russ Berrie and Company, Inc. and Marc S. Goldfarb, incorporated herein by reference to the Current report on Form 8-K filed by the Company on September 29, 2005 (the September 8-K”)*

10.96	Severance Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom, incorporated herein by reference to the September 8-K.*

10.97	Consulting Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom, incorporated herein by reference to the September 8-K.*

10.98	Employment arrangement, dated as of November 07, 2005, between Russ Berrie and Company, Inc. and Keith Schneider.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

Items 1, 2, 3, and 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ John D. Wille
Date: November 9, 2005		John D. Wille
Vice President and Chief Financial Officer

Exhibit Index

10.98	Employment arrangement, dated as of November 07, 2005, between Russ Berrie and Company, Inc. and Keith Schneider.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.