Form 10-K
period 2005-12-31
RUSS BERRIE & CO INC
filed 2006-04-19
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐              No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐              No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒              No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐              No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2005 was $150.8 million.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 24, 2006, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	20,835,972

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which will be filed on or before May 1, 2006.

PART I

ITEM 1. BUSINESS

General

Russ Berrie and Company, Inc. is a leading designer, importer, marketer and distributor of gift, infant and juvenile consumer products with annual net sales of $290.2 million in 2005. The Company currently operates in two segments: (i) its gift business and (ii) its infant and juvenile business. The term “Company” refers to Russ Berrie and Company, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and independent distributors. The Company’s gift products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad marketing of its products, efficient distribution, high product quality and commitment to customer service.

The Company’s infant and juvenile segment designs, manufactures through third parties and markets products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. The infant and juvenile segment consists of Sassy, Inc. (“Sassy”), since its acquisition on July 26, 2002, and Kids Line LLC (“Kids Line”), since its acquisition as of December 15, 2004. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges.

The Company maintains a direct sales force and distribution network to serve its customers in the United States, Europe, Canada and Australia. In countries where the Company does not maintain a direct salesforce and distribution network, the Company’s products are sold through distributors. See Note 22 of Notes to Consolidated Financial Statements for information regarding segment and geographic information.

For a discussion of the implementation of various Company initiatives during 2005, including a restructuring, an increased use of licensing, and implementation of a branding strategy, see Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” under the captions “Overview” and “Results of Operations—Years Ended December 31, 2005 and 2004.”

The Company was founded in 1963 by the late Mr. Russell Berrie, and was incorporated in New Jersey in 1966. The Company’s common stock has been traded on the New York Stock Exchange under the symbol “RUS” since its initial public offering on March 29, 1984.

The Company maintains its principal executive offices at 111 Bauer Drive, Oakland, New Jersey, 07436, along with its flagship 18,000 square foot showroom, and also maintains satellite showrooms in Atlanta, Chicago and Los Angeles, and internationally in Australia, Canada, England and Hong Kong. The Company’s wholly-owned subsidiaries are located worldwide with distribution centers situated in key locations in the United States, Canada, the United Kingdom and Australia. The Company’s telephone number is (201) 337-9000.

Products

Gift Segment. The Company’s gift product line of approximately 12,870 products is marketed under the trade names and trademarks RUSS® and APPLAUSE®. The APPLAUSE® trade name was purchased on October 26, 2004, and serves as the Company’s brand platform for the mass market. The extensive gift line encompasses both seasonal and everyday products that focus on theme or concept groupings such as collectible heirloom bears, stuffed animals, wedding, anniversary and baby gifts, tabletop accessories and home décor, including home and garden accessories, glass, porcelain and ceramic gifts and contemporary lifestyle gifts and accessories. Extensive seasonal lines include products for all major holidays.

Most of the Company’s gift products have suggested retail prices between $1.00 and $30.00. Product sales are highly diverse, and no single gift item represented more than 1% of the Company’s gift segment’s net sales in 2005 or 1% of the Company’s consolidated net sales in 2005.

In connection with the Company’s recent 2006 bank refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc. (“Newco”), to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business. See Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” under the caption “Liquidity and Capital Resources.”

Infant and Juvenile Segment. The Company’s infant and juvenile product line currently consists of approximately 3,340 products that principally focus on children of the age group newborn to two years, primarily under the trade names Sassy™ and Kids Line™. Sassy has concept groupings such as bath toys and accessories, developmental toys, feeding utensils and bowls, pacifiers, bottles, bibs, soft toys, mobiles and feeders. Sassy benefits from United States distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria, a developer and manufacturer of children’s products. Since December 15, 2004, when the Company acquired Kids Line, LLC, (see Note 3 of Notes to Consolidated Financial Statements), the Company’s infant and juvenile product line has been expanded to include Kids Line™ products. Kids Line™ products consist primarily of infant bedding and related accessories such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art.

Most of the Company’s infant and juvenile businesses’ products have suggested retail prices between $2.00 and $300.00. Product sales are highly diverse, and no single infant and juvenile item represented more than 3% of the Company’s infant and juvenile segment’s net sales in 2005 or 1% of the Company’s consolidated net sales in 2005.

Design and Production

The Company has a continuing program of new product development. The Company designs most of its own gift and infant and juvenile products and then generally evaluates consumer response in selected unaffiliated retail stores and consumer focus groups. Items are added to the product line only if the Company believes that they can be obtained and marketed on a basis that meets the Company’s profitability standards.

The Company has approximately 100 employees, located in the United States and in Eastern Asia, responsible for its gift and infant and juvenile product development and design. Generally, a new design is brought to market in less than one year after a decision is made to produce the product. Sales of the Company’s products are, in large part, dependent on the Company’s ability to identify and react quickly to changing consumer preferences and to effectively utilize its sales and distribution systems to bring new products to market.

The Company engages in market research and test marketing to evaluate consumer reactions to its products. Research into consumer buying trends often suggests new products. The Company assembles information from retail stores, the Company’s salesforce, focus groups and the Company’s internal Product Development department. The Company continually analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line.

Substantially all of the Company’s gift and infant and juvenile products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of the Company’s personnel. During 2005, approximately 89% of the Company’s products were produced in Eastern Asia, approximately 3% in the United States and approximately 8% in other foreign countries. Purchases in the United States predominantly consist of displays, corrugated and retail packaging items and plastic feeding items.

The Company utilizes approximately 130 manufacturers in Eastern Asia, with facilities primarily in the People’s Republic of China (“PRC”). During 2005, approximately 89% of the Company’s dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

A significant portion of the Company’s staff of approximately 200 employees in Hong Kong and Korea, and in the cities of Shenzhen and Qingdao in the PRC, monitor the production process with responsibility for the quality, safety and prompt delivery of the Company’s products, as well as design and product development. Members of the Company’s Eastern Asia staff make frequent visits to such manufacturers. Certain of the Company’s manufacturers sell exclusively to the Company. In 2005, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 16% of such purchases and the five largest suppliers accounted for approximately 40% in the aggregate. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials.

Marketing and Sales

The Company’s gift business products are marketed primarily through its own direct salesforce of approximately 330 full-time employees as of December 31, 2005. The Company’s gift business maintains a telemarketing department which is responsible for servicing the Company’s smaller customers. The Company’s gift products are sold directly to retail customers in the United States and certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, department stores, military post exchanges and internet companies. In recent years, the Company has also expanded its distribution to national accounts, primarily through the use of its APPLAUSE® trademark as the mass market brand platform. During 2005, the Company sold gift products to approximately 30,000 customers worldwide.

The Company’s infant and juvenile segment’s products are marketed through its own direct salesforce of nine full-time employees as of December 31, 2005 and through independent manufacturers’ representatives to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges. During 2005, the Company sold infant and juvenile products to approximately 1,900 customers worldwide. Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for approximately 18% of the consolidated net sales of the Company and approximately 39% of the net sales of the infant and juvenile segment during 2005. The loss of this customer, or the loss of certain other large customers of the infant and juvenile segment, could have a material adverse affect on the infant and juvenile segment and the consolidated results of the Company.

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

The Company believes that effective packaging and merchandising of its product lines are also very important to its marketing success. Many products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then recycled or discarded when all the products have been sold. The Company also provides to certain of its customers semi-permanent freestanding Lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company’s products at retail locations.

The Company believes that customer service is another essential component of its marketing strategy and therefore maintains a Customer Service Department that responds to customer requests, investigates and resolves problems and generally assists customers.

The Company believes its general terms of sale are competitive with others in its industries. The Company provides extended payment terms to its gift segment’s customers, which typically do not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Halloween, Easter and other seasonal items. The Company has a general policy that all sales are final.

In 2005, the Company also maintained a direct sales force and distribution network to serve its gift segment’s customers in England, Holland, Belgium, Ireland, Spain, Germany, Canada, France and Australia. Where the Company does not maintain a direct sales force and distribution network, the Company’s gift segment products are sold worldwide through distributors. The Company’s consolidated foreign sales, including export sales from the United States, aggregated $81.4 million, $96.7 million, and $121.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the ongoing development and phased implementation of the Company’s Profit Improvement Program (the “PIP”), the Company is currently evaluating the need to maintain direct sales and distribution efforts in several European countries. To date, the Company has determined to terminate its direct sales and distribution operations in France, Germany, Belgium and Holland, and has restructured certain of its sales operations in the U.K.

The Company anticipates that it will establish alternative means of reaching certain customers in the affected countries, including through the use of independent sales representatives or distributors, although the Company expects that its aggregate sales from France, Germany, Belgium and Holland will be reduced by approximately $6 million on an annualized basis as a result of these actions, at least for the near term. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Overview.”

Distribution

The Company’s gift customers are located in the United States and throughout the world and are principally served through U.S. distribution centers in South Brunswick, New Jersey, and Petaluma, California, each of which receives products directly from suppliers and then distributes such products to the Company’s gift customers. On January 19, 2006, the Company announced its intention to consolidate its domestic gift warehousing and distribution into the South Brunswick, New Jersey facility and close its Petaluma, California distribution center during the second quarter of 2006. The Company also maintains distribution facilities in the Toronto, Canada area, in Southampton, England and in the Sydney, Australia area, to serve its gift customers in Canada, Europe and Australia, respectively. The Company generally uses common carriers to distribute its products to its customers. See Note 16 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions.”

The Company’s infant and juvenile customers are located primarily in the United States and are served by distribution centers in Grand Rapids, Michigan and Southgate, California.

Seasonality

In addition to its everyday products, the Company’s gift segment produces specially designed products for holiday seasons which include: Christmas/Chanukah, Valentine’s Day, Easter, Mother’s Day, Father’s Day, Halloween/Thanksgiving, Graduation and St. Patrick’s Day.

During 2005, gift items specially designed for individual seasons accounted for approximately 25% of the Company’s consolidated net sales, although no individual season accounted for more than 13% of the Company’s consolidated net sales.

The following table sets forth the Company’s consolidated quarterly net sales as a percentage of the Company’s consolidated annual sales during 2005, 2004 and 2003.

	Quarterly Sales ($ in Thousands)
	2005		2004		2003
Quarter Ended	Sales	%	Sales	%	Sales	%
March 31	$70,740	24.4	$65,713	24.7	$87,551	26.6
June 30	$62,019	21.4	$53,420	20.1	$67,167	20.4
September 30	$83,237	28.7	$79,272	29.8	$87,848	26.6
December 31	$74,160	25.5	$67,554	25.4	$87,121	26.4

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

Backlog

It is characteristic of the Company’s gift segment for seasonal merchandise orders to be taken in advance of shipment. The Company’s gift segment represents 65% of the Company’s backlog at December 31, 2005. The Company’s infant and juvenile segment is not significantly influenced by shipments of seasonal merchandise. The Company’s consolidated backlog at December 31, 2005 and 2004 was $21.2 million and $21.7 million, respectively. It is expected that substantially all of the Company’s backlog at December 31, 2005 will be shipped during 2006.

Competition

The Company’s gift segment operates in a highly competitive market. The Company believes that the principal competitive factors in the gift segment include price/value, marketing ability, reliable delivery, product design and quality and customer service. The Company believes that its positive principal competitive factors are its marketing ability, reliable delivery, proprietary product design, quality, customer service and licensing agreements. Certain of the Company’s existing or potential competitors, however, may have financial resources that are greater than those of the Company, greater customer acceptance of products and/or more profitable distribution outlets.

The infant and juvenile segment industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, many of which are substantially larger and have greater financial and other resources than the Company. The Company competes with a number of different competitors, depending on the product category, and competes against no single company across all product categories. The Company’s competition includes large, infant and juvenile product companies and specialty infant and juvenile product manufacturers. The Company competes principally on the basis of brand name recognition, product quality, innovation, proprietary product design, and customer service and price/value relationship. In addition, the Company believes that it competes favorably with respect to breadth of product line.

In addition, certain of the potential customers of each of our segments, in particular mass merchandisers, have the financial and other resources necessary to buy products similar to those that we sell directly from manufacturers in Asia and elsewhere, thereby reducing the size of our potential market.

Copyrights, Trademarks, Patents and Licenses

The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office. The Company has registered, in various countries throughout the world, the trademark RUSS® with a distinctive design and APPLAUSE®, for use on most of its gift products, and Sassy™ and Kids Line™ for use on its infant and juvenile products. The Company believes its copyrights, trademarks and patents are valid, and has pursued a policy of aggressively protecting them from infringement. Copyright and trademark protections are limited or even unavailable in some foreign countries and preventing unauthorized use of the Company’s intellectual properties can be difficult even in countries with substantial legal protection. In addition, the portion of the Company’s business that relies on the use of intellectual property is subject to the risk of challenges by third parties claiming infringement of their proprietary rights. However, even in light of the Company’s increased use of licensing (discussed below) it does not consider its business materially dependent on copyright, trademark or patent protection due to the availability of substitutes, creation of other designs, and the variety of other Russ® products.

The Company enters into license agreements relating to trademarks, copyrights, patents, designs and products which enable the Company to market items compatible with its product line. The Company’s gift segment has increased its use of licensing in recent years to differentiate its products from its competitors. During 2004,  the Company entered into license agreements, some of which include: (i) Marvel Enterprises, Inc. relating to Spider-Man® and X-Men™ classic characters and certain other characters; (ii) Hasbro International, Inc. and Simon & Schuster, Inc. relating to the Raggedy Ann and Andy™ property; and (iii) DreamWorks Animation LLC relating to Madagascar. In 2005, the company entered into additional license agreements, including: (i) Universal Studios Licensing LLP relating to Curious George™ and The Little Engine That Could™; (ii) New England Confectionary Company relating to Necco Sweetheart™; and (iii) Twentieth Century Fox and Merchandising, a division of Fox Entertainment Group, Inc., relating to The Simpsons™. All gift segment license agreements mentioned above are for three year terms with extensions possible if agreed to by both parties. The Company’s infant and juvenile segment’s primary license is with MAM Babyartikel GmbH, of Vienna, Austria, which has a remaining term of five years with a renewal option. Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements.

Employees

As of December 31, 2005, the Company employed approximately 1,220 persons. The Company considers its employee relations to be good. Most of the Company’s employees are not covered by a collective bargaining agreement, although approximately 50 employees of the Company’s infant and juvenile segment, representing 23% of such segment’s employees or 4% of the Company’s total employees, are represented by a collective bargaining agreement.

The Company’s policy is to require that its management, sales, product development, and design personnel enter into confidentiality agreements and, in the case of sales management and sales personnel, non-competition agreements (subject to certain territorial limitations) which restrict their ability to compete with the Company for periods ranging between six months and one year after termination of their employment.

Government Regulation

Certain of the Company’s products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission (the “Commission”) to protect consumers from certain hazardous articles by regulating their use or excluding them from the market and requiring a manufacturer to repurchase articles that become banned. The Commission’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which the Company’s products are sold. The Company maintains a quality control program in order to comply with such laws, and the Company believes it is in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be hazard-free or free from defects.

Corporate Governance and Available Information

The Company makes available a wide variety of information free of charge on its website at www.russberrie.com. The Company’s filings with the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports, are available on the Company’s website as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company’s website also contains news releases, financial information, Company profiles and certain corporate governance information, including copies of the “Company’s Complaint Procedures for Accounting and Auditing Matters”, “Corporate Governance Guidelines”, the Company’s “Code of Business Conduct and Ethics”, the Company’s “Code of Ethics for Principal Executive Officer and Senior Financial Officers”, the charters of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee of the Board of Directors, and information regarding how interested parties may contact the Board. To access our SEC reports or amendments, log onto our website and click onto “Investor Relations” on the main menu and then onto the “SEC Filings” link provided under “Investor News.”  Mailed copies of such information can be obtained free of charge by writing to the Company at Russ Berrie and Company, Inc., 111 Bauer Drive, Oakland, NJ  07436, Attention: Corporate Secretary. The contents of the Company’s websites are not incorporated into this filing.

ITEM 1A. RISK FACTORS

The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

Our net sales and profitability depend on our ability to continue to conceive, design and market products that appeal to consumers.

The introduction of new products is critical in our industry and to our growth strategy. A significant percentage of our product line is replaced each year with new products. Our business depends on our ability to continue to conceive, design and market new products and upon continuing market acceptance of our product offerings. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or which new products will be successful. Our current products may not continue to be popular or new products that we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Increased consolidation and a declining number of independent retail outlets may have a continued negative impact on sales.

The Company’s gift segment has incurred significant losses during the past two years as a result of (i) retailer consolidation and a declining number of independent retail outlets; (ii) increased competition from other entities; and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers.

Although the Company has increased its presence in, and focus on, the mass market, a significant portion of the Company’s gift segment products continue to be marketed to independent retail outlets. If increased consolidation of such outlets continues, as well as a continued decline in the number of such outlets, the Company’s sales therefrom will likely continue to decline.

The success of our gift segment will depend largely on the results of our Profit Improvement Program.

The Company is developing and implementing in phases a Profit Improvement Program (the “PIP”) with respect to its global gift business, which reflects a continuation and expansion of certain restructuring activities undertaken in the past two years. The PIP involves an analysis and, in some instances, reevaluation of key operational aspects of the Company’s gift business and will be designed to help enable the Company to return its gift business to a sustainable level of profitability. The PIP is expected to involve reengineering the manner in which the gift segment operates, and will likely involve reducing the size of the gift business by focusing on the most profitable products, customers and territories as a means of providing a platform for potential profitable growth in the future. The scope of the PIP is intended to be broad and significant and may cause losses to our business that we cannot predict, including a loss of gift segment sales. Although the Company has not yet completed the development of its Profit Improvement Program, the implementation of the PIP will result in the recognition of certain significant restructuring charges and the incurrence of certain severance obligations. The Company may also be required to make certain investments to generate the efficiencies that the PIP will be designed to achieve, although the nature and magnitude of these investments cannot be determined at this time. There can be no assurance that the PIP will ultimately be successful in stemming the losses generated by the gift segment and returning the segment to profitability, or that we will be able to successfully grow the gift segment at any time. If we fail to successfully implement the PIP, our results of operations and financial position will suffer and our ability to maintain compliance with the financial covenants in our Giftline Credit Agreement will be impaired. See “Business – Marketing and Sales” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Overview” and “– Liquidity and Capital Resources.”

Gross margin could be adversely affected by several factors.

Gross margin may be adversely affected in the future by increases in vendor costs (including as a result of increases in the cost of raw materials), excess inventory, obsolescence charges, changes in shipment volume, price competition and changes in channels of distribution or in the mix of products sold. Gross margin may also be impacted by the geographic mix of products sold. Gross margin is often lower in the mass market distribution channel, which represents a growing percentage of our sales.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets. Many of our competitors have greater brand recognition and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the gift and infant/juvenile product industries have limited barriers to entry. In addition, certain of our potential customers, in particular mass merchandisers, have the financial and other resources necessary to buy products similar to those that we sell directly from manufacturers in Eastern Asia and elsewhere, thereby reducing the size of our potential market. We also experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

Our debt covenants may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our 2006 Credit Agreements include provisions that place limitations on a number of our activities, including our ability to:

•                  incur additional debt;

•                  create liens on our assets or make guarantees;

•                  make certain investments or loans;

•                  pay dividends;

•                  dispose of or sell assets or enter into a merger or similar transaction; or

•                  distribute cash from our domestic subsidiaries to the Company or to other subsidiaries, which could impact our ability to pay our corporate overhead expenses.

These covenants could restrict our ability to pursue opportunities to expand our business operations. The Giftline Credit Agreement (defined below) also provides that the lenders will sweep all cash of the Giftline Borrowers (defined below) on a daily basis, which will restrict such borrowers’ ability to use such cash. In addition, during

2005, we funded losses in our gift division with cash flow from our infant and juvenile business. The covenants in our 2006 Credit Agreements limit the ability of our domestic subsidiaries to distribute cash to the Company or to other subsidiaries, which could negatively impact the liquidity of the Company or its gift business. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” and Note 8 of Notes to Consolidated Financial Statements.

Inability to maintain compliance with the bank covenants.

The Company’s ability to maintain compliance with the financial and other covenants in its credit facilities is dependent upon the successful implementation of its PIP and various current operational plans. If an event of default in such covenants occurs and is continuing, among other things, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness.

Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this “Risk Factors” section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. As discussed in the immediately preceding risk factor, such alternative measures may not be successful and may not permit us to meet our scheduled debt services obligations. The breach of any covenants or restrictions in the Credit Agreements could result in a default thereunder, which would permit the lenders to take the actions discussed in the immediately preceding risk factor. As discussed above, this could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

If we lose key personnel we may not be able to achieve our objectives.

We are dependent on the continued efforts of various members of senior management, as well as senior executives of several of our subsidiaries, including Andrew R. Gatto, President and Chief Executive Officer, Michael Levin, President and Chief Executive Officer of Kids Line, LLC and Fritz Hirsch, President of Sassy, Inc. If for any reason, these or other senior executives or other key members of management do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the continued success of our business.

Our infant and juvenile business is dependent on several large customers.

The continued success of our infant and juvenile segment depends on our ability to continue to sell our products to several large mass market retailers. We typically do not have long-term contracts with these customers and the loss of one or more of these customers could have a material adverse affect on the results of operations of our infant and juvenile segment and ultimately the Company. In addition, our access to shelf space at retailers for the products of both of our segments may be reduced by store closings, consolidation among these retailers and competition from other products. An adverse change in our relationship with, or the financial viability of, one or more of our customers could reduce our net sales and profitability. See “Business – Marketing and Sales” and Note 5 of Notes to Consolidated Financial Statements.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Certain of our retail customers purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers. Our profitability may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell.

Disruptions in our current information technology system or difficulties in implementing an alternative global information technology system could harm our business.

Our global gift operations are currently managed and monitored with an Enterprise Resource Planning (“ERP”) system. System failure or malfunctioning in the ERP system may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. In addition, the Company has recently begun the exploration of whether the implementation of an alternative global information technology system for the gift business would provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system. Implementation of a new system solution would likely proceed in stages across the geographic breadth of the Company, and could require several years for completion. In the event that we elect to implement a new system, we anticipate incurring significant financial and resource costs, and our business may be subject to transitional difficulties as we replace the current ERP system. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products.

Approximately 89% of the Company’s purchases are attributable to manufacturers in the PRC. The supplier accounting for the greatest dollar volume of purchases accounted for approximately 16% and the five largest suppliers accounted for approximately 40% in the aggregate. The Company uses approximately 130 manufacturers in Eastern Asia. While we believe that there are many other manufacturing sources available for our product lines, difficulties encountered by one or several of our larger suppliers such as a fire, accident, natural disaster or an outbreak of illness (e.g., SARS or avian flu) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, our international operations subject us to certain other risks, including:

•                  economic and political instability;

•                  restrictive actions by foreign governments;

•                  greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

•                  changes in import duties or import or export restrictions;

•                  delays in shipping of product and unloading of product through ports, as well as timely rail/truck delivery to the Company’s warehouses and/or a customer’s warehouse;

•                  complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes;

•                  complications in complying with trade and foreign tax laws; and

•                  the effects of terrorist activity, armed conflict and epidemics.

Any of these risks could disrupt the supply of our products or increase our expenses. The costs of compliance with trade and foreign tax laws increase our expenses and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs.

Currency exchange rate fluctuations could increase our expenses.

Our net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars, Euros or Canadian dollars. Our purchases of finished goods from Chinese manufacturers are denominated in Hong Kong dollars. Expenses for these manufacturers are denominated in Chinese Yuan. As a result, any material increase in the value of the Hong Kong dollar or the Yuan relative to the U.S. dollar or the U.K. pound would increase our expenses and therefore could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States. See Note 5 of Notes to Consolidated Financial Statements for more information regarding foreign currency forward exchange contracts.

Product liability, product recalls and other claims relating to the use of our products could increase our costs.

We face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage and we may incur significant costs in complying with recall requirements. In addition, substantially all of our licenses give the licensor the right to terminate the license agreement if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.

Competition for licenses could increase our licensing costs or limit our ability to market products.

We market a growing portion of our products, particularly in the gift segment, through licenses with other parties. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on a nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our licensed products or develop new products, and could reduce our net sales and profitability. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

Trademark infringement or other intellectual property claims relating to our products could increase our costs.

Our industry is characterized by frequent litigation regarding trademark infringement and other intellectual property rights. We are and have been a defendant in trademark and other intellectual property infringement claims and claims of breach of license from time to time, and we may continue to be subject to such claims in the future. The defense of intellectual property litigation is both costly and disruptive of the time and resources of our management, even if the claim is without merit. We also may be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we may pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths. We acquired Sassy, Inc. in 2002 and Kids Line, LLC in 2004. The integration of acquired companies and their operations into our operations involves a number of risks including:

•                  possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;

•                  the acquired business may experience losses which could adversely affect our profitability;

•                  unanticipated costs relating to the integration of acquired businesses may increase our expenses;

•                  difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;

•                  diversion of management’s attention could impair their ability to effectively manage our business operations, and unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition; or

•                  possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company.

Additionally, we financed our acquisition of Kids Line, LLC with senior debt financing. This debt leverage could adversely affect our profit margins and limit our ability to capitalize on future business opportunities. See Note 8 of Notes to Consolidated Financial Statements.

Sales of our gift segment products are seasonal, which causes our operating results to vary from quarter to quarter.

Sales of our gift segment products are seasonal. Historically, our net sales with respect to gift segment products have peaked in the third and fourth quarters due to holiday season buying patterns. See “Business – Seasonality.”

The trading price of our common stock has been volatile and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•                  changes in financial estimates of our net sales and operating results or buy/sell recommendations by securities analysts;

•                  the timing of announcements by us or our competitors concerning significant product developments, acquisitions or financial performance;

•                  fluctuation in our quarterly operating results;

•                  other economic or external factors;

•                  continued losses in our gift segment;

•                  our failure to meet the performance estimates of securities analysts;

•                  substantial sales of our common stock; or

•                  general stock market conditions.

You may be unable to sell your stock at or above your purchase price.

A limited number of our shareholders can exert significant influence over us.

As of March 31, 2006, The Russell Berrie Foundation, The Russell Berrie 2002A Trust and the Estate of Mr. Russell Berrie beneficially owned an aggregate of approximately 43% of the outstanding shares of our common stock. This share ownership would permit these stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Various restrictions in our charter documents, policies, New Jersey law and our 2006 Credit Agreements could prevent or delay a change in control of us which is not supported by our board of directors.

We are subject to a number of provisions in our charter documents, policies, New Jersey law and our 2006 Credit Agreements that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These anti-takeover provisions include:

•                  advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings;

•                  covenants in our credit agreement restricting mergers, asset sales and similar transactions and a provision in our credit agreement that triggers an event of default upon certain acquisitions by a person or group of persons with beneficial ownership of 50.1% or more of our outstanding common stock; and

•                  the New Jersey Shareholders Protection Act.

The New Jersey Shareholders Protection Act, as it pertains to the Company, prohibits a merger, consolidation, specified asset sale or other similar business combination or disposition between the Company and any stockholder of 10% or more of our voting stock for a period of five years after the stockholder acquires 10% or more of our voting stock, unless the transaction is approved by our board of directors before the stockholder acquires 10% or more of our voting stock. In addition, no such transaction shall occur at any time unless: (1) the transaction is approved by our board of directors before the stockholder acquires 10% or more of our voting stock, (2) the transaction is approved by the holders of two-thirds of our voting stock excluding shares of our voting stock owned by such “interested” stockholder or (3) (A) the aggregate consideration received per share by stockholders in such transaction is at least equal to the higher of (i) the highest per share price paid by the interested stockholder (x) within the 5-year period preceding the announcement date of such transaction or (y) within the 5-year period preceding, or in the transaction, in which the stockholder became an interested stockholder, whichever is higher, in each case plus specified interest, less the value of dividends paid up to the amount of such interest, and (ii) the market value per share of common stock on the announcement date of such transaction or on the date the interested stockholder became an interested stockholder, whichever is higher, plus specified interest, less the value of dividends paid up to the amount of such interest, (B) the consideration in the transaction received by stockholders is in cash or in the same form as the interested stockholder used to acquire the largest number of shares previously acquired by it, and (C) after the date the interested stockholder became an interested stockholder, and prior to the consummation of the transaction, such interested stockholder has not become the beneficial owner of additional shares of our stock, except (w) as part of the transaction which resulted in the interested stockholder becoming an interested stockholder, (x) by virtue of proportionate stock splits, stock dividends or other distributions not constituting a transaction covered by the New Jersey Shareholders Protection Act, (y) through a transaction meeting the conditions of paragraph (B) above and this paragraph (C) or (z) through purchase by the interested stockholder at any price, which, if that price had been paid in an otherwise permissible transaction under the New Jersey Shareholders Protection Act, the announcement date and consummation date of which were the date of that purchase, would have satisfied the requirements of paragraphs (A) and (B) above.

Actual results differing from estimates.

If actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amounts of related allowances and reserves), liabilities and/or other items reflected in our financial statements, it could adversely affect our results of operations and financial condition.

Increased costs associated with corporate governance compliance may affect our results of operations.

The Sarbanes Oxley Act of 2002 has required changes in some of our corporate governance and securities disclosure and compliance practices, and requires ongoing review of our internal control procedures. These developments have increased our legal compliance and financial reporting costs, and to the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement (such as the material weakness in internal controls identified as of December 31, 2005 and discussed in Item 9A, “Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting” included herein), we may have to incur additional costs and diversion of management’s time. Any such action could adversely affect our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The principal facilities of the Company’s gift segment consist of its corporate offices in Oakland, New Jersey (120,000 square feet), and distribution centers in South Brunswick, New Jersey (522,000 square feet), and Petaluma, California (234,000 square feet), all of which the Company leases. On January 19, 2006, the Company announced it would be closing its Petaluma distribution center during the second quarter of 2006. Additionally, leased principal office and distribution facilities are located in Southampton, England (157,000 square feet), the Sydney, Australia area (67,000 square feet) and the Toronto, Canada area (117,000 square feet). The Toronto area facility had been owned by the Company’s wholly-owned subsidiary, Amram’s Distributing, Limited (“Amram’s”), until December 29, 2005, when the facility was sold to a third party with whom Amram’s entered into a long-term lease. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” and the Current Reports filed by the Company with the SEC on December 15, 2005 and December 30, 2005 for more information regarding this sale-leaseback transaction. The Company also operates showroom facilities for its gift business segment in Oakland, New Jersey; Los Angeles, California; Atlanta, Georgia; Chicago, Illinois; Sydney, Australia; Montreal, Vancouver and Toronto, Canada; Southampton, England; and Kowloon, Hong Kong. Certain showrooms are located within the leased facilities listed above; others are leased separately with remaining lease terms primarily ranging between three months and three years.

The Company owns office and distribution facilities used by its infant and juvenile operations in Grand Rapids, Michigan. Another facility used by its infant and juvenile operations, located in South Gate, California, is leased.

LaSalle Business Credit, LLC and certain of its affiliates (“LaSalle”), as administrative agent for the lenders under the 2006 Credit Agreements, has a lien on substantially all of the assets of the Company. Such lien includes a mortgage on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan (the “Facility Encumbrance”). California KL Holdings, Inc., as agent, has a subordinated lien with respect to the Facility Encumbrance and all of the assets of the infant and juvenile segment. See Note 8 of Notes to Consolidated Financial Statements.

The Company believes that the facilities of the Company are maintained in good operating condition and are, in the aggregate, adequate for the Company’s purposes and are generally fully utilized. At December 31, 2005, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from three months to seventeen years. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Contractual Obligations.”

Certain of the properties leased by the Company’s gift segment are leased from parties related to the late Mr. Russell Berrie, including Angelica Berrie, entities established by him or his estate. See Note 16 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions,” with respect to encumbrances on the South Brunswick, New Jersey facility leased by the Company.

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

NAME	AGE	POSITION WITH THE COMPANY
Jeffrey A. Bialosky	46	Senior Vice President—National Accounts
Anthony Cappiello(2)	52	Executive Vice President and Chief Administrative Officer
Teresa Chan	51	Vice President—Far East Operations
Andrew R. Gatto(1)(3)	58	President and Chief Executive Officer
Eva J. Goldenberg(2)	44	Vice President—Human Resources
Marc S. Goldfarb(2)	42	Vice President, General Counsel and Corporate Secretary
Thomas K. Higgerson	57	Vice President—Operations
Y.B. Lee	60	Senior Vice President—Design and Development, Far East Operations and President—Korean Operations
James J. O’Reardon, Jr.(2)	62	Vice President—Corporate Audits
Chris Robinson (3)	51	President—International Division
Thomas J. Sancetta	42	Vice President—Inventory Management
Keith Schneider	42	Executive Vice President —Sales
Arline Wall	53	Senior Vice President — Product Development and Marketing
John D. Wille (3)	50	Vice President and Chief Financial Officer

(1)             Member of the Company’s Board of Directors

(2)             Member of the Company’s Disclosure Committee

(3)             Member of the Company’s Executive Management Committee

Jeffrey A. Bialosky was appointed Senior Vice President—National Accounts in February 2004 and joined the Company as Senior Vice President—Product Development (Plush) in April 2003. Prior to joining the Company, Mr. Bialosky was employed with Commonwealth Toy, a designer, developer, manufacturer and marketer of toys to the mass market, as Senior Vice President of Product Development and Marketing since February 1995.

Anthony P. Cappiello has been employed as Executive Vice President and Chief Administrative Officer since August 2005. Prior to joining the Company, Mr. Cappiello was Chief Operating Officer at Waterford & Wedgwood U.S.A, a marketer, manufacturer and distributor of fine crystal, china, linens, jewelry, cookware, heirlooms and flatware, since May 1991.

Teresa Chan was appointed Vice President—Far East Operations in January 2004. Ms. Chan was elected as an officer of the Company in October 1999 and had been employed by the Company as Vice President—International Sales since January 1997.

Andrew R. Gatto joined the Company as President and Chief Executive Officer in June 2004. Prior to joining the Company, Mr. Gatto was employed with Toys “R” Us, Inc. as Senior Vice President, Product Development, Imports and Strategic Sourcing since October 1997.

Eva J. Goldenberg was elected an officer of the Company in January 2001 and has been employed by the Company as Vice President—Human Resources since April 2000. Prior to that, Ms. Goldenberg was Director of Human Resources since September 1999 and Associate General Counsel since August 1994.

Marc S. Goldfarb joined the Company as Vice President, General Counsel and Corporate Secretary in September 2005. Prior to joining the Company, Mr. Goldfarb was Vice President, General Counsel and Corporate Secretary of Journal Register Company, a publicly traded newspaper publishing company, from January 2003 to September 2005. From July 1998 to January 2003, he served as Managing Director and General Counsel of The Vertical Group, an international private equity firm. Prior to that, Mr. Goldfarb was a Partner at Bachner, Tally, Polevoy & Misher LLP.

Thomas K. Higgerson was appointed Vice President—Operations in October 2004 and joined the Company as Vice President—Global Logistics in January 2000. Prior to joining the Company, Mr. Higgerson was employed with Hygrade Integrated Logistics Systems, Inc., a third party logistics company, as Executive Vice President, responsible for operations, information systems, transportation/logistics, and project management, since March 1997.

Y.B. Lee was appointed Senior Vice President—Design and Development, Far East Operations and President—Korean Operations in 2004. Prior to that, Mr. Lee was Senior Vice President—Far East and President—Far East Operations since June 1996.

James J. O’Reardon, Jr. has been employed by the Company as Vice President—Corporate Audits since April 2000. Prior to that, Mr. O’Reardon was Vice President—Administration since September 1997.

Chris Robinson was appointed President—International Division in February 2003. Prior to that Mr. Robinson served as Managing Director of Russ Berrie U.K. Ltd. since June 1988.

Thomas J. Sancetta was appointed Vice President—Inventory Management in July 2003. Mr. Sancetta was elected an officer of the Company in January 2003 and had been employed by the Company as Vice President—Sales Administration since January 2002. Prior to that Mr. Sancetta was Director of Internal Audit since September 1997.

Keith Schneider was appointed Executive Vice President—Sales in November 2005. Prior to that, Mr. Schneider was Managing Director of Russ Australia since August 1999.

Arline Wall joined the Company as Senior Vice President—Product Development and Marketing in December 2005. Prior to joining the Company, from September 2004 to November 2005, Ms. Wall was employed by MAF Marketing, Inc., a premium incentive sales company, as Vice President—New Product Development. Prior to that, from August 1998 to September 2004, Ms. Wall was employed by Toys “R” Us, Inc., most recently holding the position of Global Brand Director.

John D. Wille has been employed by the Company as Vice President and Chief Financial Officer since February 2001. Prior to joining the Company, Mr. Wille was employed by the Betesh Group, a privately held designer, manufacturer and distributor of handbags, small leather goods, infant accessories and toys, as Vice President Finance and Chief Financial Officer since November 2000. Prior to that, Mr. Wille was employed by Time Life Inc., a book, music and video publisher, as Vice President and Corporate Controller since May 1997.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At March 31, 2006, the Company’s Common Stock was held by approximately 427 shareholders of record. The Company’s Common Stock has been traded on the New York Stock Exchange, under the symbol RUS, since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

	2005		2004
	HIGH	LOW	HIGH	LOW
First Quarter	$24.25	$18.62	$37.24	$31.20
Second Quarter	18.76	12.33	36.14	19.10
Third Quarter	16.90	12.75	20.57	18.01
Fourth Quarter	15.02	11.07	24.12	20.25

The Board of Directors declared its first dividend to holders of the Company’s Common Stock in November 1986. Cash dividends were paid quarterly from November 1986 through the first quarter of 2005. In addition, the Board declared a special cash dividend of $7.00 per share that was paid in June 2004. The quarterly dividend rate was decreased from $0.30 in 2004 to $0.10 per common share for the first quarter of 2005. The Company has not paid a dividend since April 2005 and currently does not anticipate paying any dividends at least through 2006.

In accordance with the terms of the 2006 Credit Agreements, the Company’s domestic operating subsidiaries are subject to certain restrictions in distributing cash to the Company for the purpose of enabling the Company to pay dividends to its shareholders. See Item 7, “Managements Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” and Note 8 of Notes to Consolidated Financial Statements for a description of the material terms of the Credit Agreements.

See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan Information.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005*	2004*	2003*	2002*	2001*
	(Dollars in Thousands, Except Per Share Data)

Statement of Operations Data:
Net Sales	$290,156	$265,959	$329,687	$321,355	$294,291
Cost of Sales	173,807	155,389	154,639	145,050	132,611
Operating (Loss)/Income	(8007)	(23,917)	42,301	55,138	49,110
(Loss)/Income before Provision for Income Taxes	(22,914)	(25,363)	48,432	63,638	57,670
Provision/(Benefit) for Income Taxes	12,185	(5,363)	13,703	17,618	17,496
Net (Loss)/Income	(35,099)	(20,000)	34,729	46,020	40,174
Net (Loss)/Income Per Share:
Basic	(1.69)	(0.96)	1.69	2.25	2.00
Diluted	(1.69)	(0.96)	1.68	2.24	1.99
Dividends Per Share**	.10	8.20	1.12	1.04	1.46

Balance Sheet Data:
Working Capital	$71,111	$119,293	$333,952	$314,321	$322,936
Property, Plant and Equipment, net	17,856	28,690	46,108	42,096	24,623
Total Assets	330,592	411,098	462,748	430,452	386,644
Debt	76,517	125,000	—	—	—
Shareholders’ Equity	193,854	234,516	415,418	388,891	354,417

Statistical Data:
Current Ratio	1.8	2.6	8.1	8.6	11.0
Return on Average Shareholders’ Equity	(16.4)%	(6.2)%	8.6%	12.4%	11.7%
Net Profit Margin	(12.1)%	(7.5)%	10.5%	14.3%	13.7%
Number of Employees	1,216	1,340	1,591	1,750	1,563

*                 The years ended December 31, 2005, 2004, 2003 and 2002 include the results of Sassy, Inc. since its acquisition on July 26, 2002. The years ended December 31, 2005 and December 31, 2004 include the results of Kids Line, LLC since its acquisition on December 15, 2004. All years include Bright of America Inc. until its sale as of July 30, 2004.

**          Dividends per share for the years ended December 31, 2004 and 2001 include a one-time special cash dividend in the amount of $7.00 and $0.50 per common share, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes to Consolidated Financial Statements set forth in Item 8 below.

Overview

The Company is a leader in the gift industry. The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the world. The Company’s infant and juvenile businesses design, manufacture through third parties and market products in a number of baby categories, including infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores, military post exchanges and other venues.

The Company’s revenues are primarily derived from sales of its products, a significant portion of which are attributable its gift segment. Sales and operating profits in the Company’s gift segment began to decline during 2003 as a result of several factors including: (i) retailer consolidation and a declining number of independent retail outlets, which in turn had a negative impact on sales from such outlets; (ii) increased competition from other entities, both wholesalers and retailers, which offered lower pricing and achieved greater customer acceptance of their products; and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers. Commencing in the third quarter of 2003, the Company began to implement a multi-pronged approach to address these trends, which consists of: (i) focusing on categorizing and rationalizing its product range; (ii) segmenting its selling efforts to address customer requirements and shifting channels of distribution; (iii) increasing its focus on national accounts, in order to build and strengthen the Company’s presence in the mass market through the use if its APPLAUSE® trademark as the mass market brand platform; (iv) focusing on growing its international business and infant and juvenile segments; (v) selectively increasing its use of licensing to differentiate its products from its competitors;  (vi) implementing a three tiered “good”, “better”, “best” branding strategy within its gift segment to differentiate products sold into the mass market, the Company’s traditional specialty retail market and the upscale department store market; and (vii) “right-sizing” its operations in order to reduce overhead expenses through headcount reductions and the closure of certain domestic showrooms and warehouses.

During 2004, the Company implemented a comprehensive strategic review of the Company’s business, which resulted in an inventory write-down of $13 million (pre-tax) recorded in cost of sales in the second quarter of 2004. In addition, the Company continued to evaluate “right-sizing” its infrastructure in response to the changing business environment. As a result of such evaluation, the Company reduced headcount during the second half of 2004 by an aggregate of approximately 120 positions and recorded a restructuring charge of an aggregate of $6.3 million in the third and fourth quarters of 2004. Management believes that future operating expenses, predominantly through reduced employee costs, were reduced by an aggregate of approximately $10.5 million on an annualized basis as a result of these reductions. The effects of these reduced costs began in the third and fourth quarters of 2004. Severance payments for employees affected by this restructuring continued through the third and fourth quarters of 2005.

The Company has continued to address the challenges in its gift business through the multi-pronged approach discussed above, which has enabled the Company to reduce significantly its operating expenses. However, the Company achieved only limited success in reversing the challenges facing its gift business and the industry in general. As a result, in November 2005, the Company commenced the implementation of a further restructuring of its domestic gift business designed to “right size” the infrastructure consistent with existing business levels and re-align domestic gift operations to better meet the needs of different distribution channels. The restructuring included the immediate elimination of approximately 50 positions, which resulted in a pre-tax restructuring charge of approximately $1.4 million in the fourth quarter of 2005, primarily related to employee severance costs. As part of the November 2005 restructuring, the Company also commenced a plan to reduce its facilities expenses by rationalizing certain warehouse and distribution activities, which is expected to result in additional pre-tax restructuring charges in 2006 of approximately $2.5 million, primarily related to employee severance and facility exit costs. In connection with this rationalization, the Company announced in January 2006 its intention to consolidate its domestic gift warehousing and distribution into its South Brunswick, New Jersey facility and intends to close the Petaluma, California facility during the second quarter of 2006. In addition, in connection with the November 2005 restructuring, the Company conducted another comprehensive review of its gift product line to identify product categories and individual items that did not fit into its future sales and marketing plans. As a result of product line decisions made in the fourth quarter, an additional inventory write-down of $4.2 million (pre-tax) was recorded in the fourth quarter of 2005. The Company anticipates selling substantially all of this inventory through other than its normal sales channels. The Company expects to incur additional restructuring costs as it continues to implement the November 2005 restructuring plan and expects to incur further restructuring costs as it implements the Profit Improvement Program currently under development, as described below.

Management believes that future operating expenses will be reduced by approximately $15 million on an annualized basis as a result of the restructuring commenced in November 2005. A portion of these expense savings related to employee expenses are reflected in the Company’s results of operations for the fourth quarter of 2005, with the remaining cost reductions expected to be achieved during 2006. Severance payments to employees impacted by the restructuring will continue through the end of 2006, although such payments will not impact the Company’s results of operations, as they are reflected in the restructuring charge recorded in the fourth quarter of 2005. All of the restructuring costs recorded in the fourth quarter of 2005 have been recorded in selling, general and administrative expenses.

As an expansion of its November 2005 restructuring and ongoing analysis, in 2006, the Company commenced the development and phased implementation of a Profit Improvement Program (“PIP”) with respect to its global gift business. The Company has retained the services of an independent advisor to assist in the development of the PIP. The PIP involves an analysis and, in some instances, re-evaluation of key operational aspects of the Company’s gift business and will, when completed, be designed to help enable the Company to return its gift business to a sustainable level of profitability. The PIP is expected to involve reengineering the manner in which the gift segment operates, and will likely involve reducing the size of the gift business by focusing on the most profitable products, customers and territories as a means of providing a platform for potential profitable growth in the future. The scope of the PIP is intended to be broad and significant and may cause losses to our business that we cannot predict, including a loss of gift segment sales. Although the Company has not yet completed the development of the PIP, the implementation (portions of which are already underway in phases) will result in the recognition of certain significant restructuring charges and the incurrence of related severance obligations. The Company may also be required to make certain investments to generate the efficiencies and focus on profitable operations that the PIP will be designed to achieve. Because the PIP is still being developed, estimates of the total charges to be incurred and investments or other expenditures required cannot be determined at this time, although the Company believes that it will have the resources available to implement the PIP plan.

As part of the PIP, the Company is currently evaluating the need to maintain direct sales and distribution efforts in several European countries. To date, the Company has determined to terminate its direct sales and distribution operations in France, Germany, Belgium and Holland, and has restructured certain of its sales operations in the U.K. As a result of these actions, the Company will reduce headcount by an aggregate of approximately 48 positions during the first half of 2006 and intends to record a restructuring charge of an aggregate of approximately $1.7 million in the first quarter of 2006. Management believes that future operating expenses, predominantly through reduced employee costs, will be reduced by an aggregate of approximately $4.2 million on an annualized basis as a result of these reductions. The Company is currently evaluating the legal requirements related to severance payments in each affected country, but anticipates that a substantial portion of the severance will be required to be paid upon termination of the related positions. The Company anticipates that it will establish alternative means of reaching certain customers in the affected countries, including through the use of independent sales representatives or distributors, although the Company expects that its aggregate sales from France, Germany, Belgium and Holland will be reduced by approximately $6 million on an annualized basis as a result of these actions, at least for the near term. See Item 1A, “Risk Factors” and “– Liquidity and Capital Resources.”

Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company’s Common Stock at the close of business on December 28, 2005 (“Underwater Options”) which have remaining vesting requirements. As a result of these amendments, all Underwater Options, which represent all outstanding options (to purchase approximately 1,497,000 shares of the Company’s common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005.  Of the options accelerated, approximately 120,000 options are held by non-employee directors, approximately 868,000 are held by officers of the Company and the balance are held by other employees of the Company.  Because the company has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, and because these options were priced above the then current market price, the acceleration of vesting of these options did not require accounting recognition in the Company’s financial statements. The options were accelerated to reduce the financial statement expense impact in 2006 and beyond of a new accounting standard (SFAS No. 123(R), “Share Based Payment”) for stock based compensation (described below under the heading “Recently Issued Accounting Standards”).  Management believes that accelerating the vesting of these options prior to the adoption of the new accounting standard will result in the Company not being required to recognize compensation expense in 2006 in the amount of approximately $1.6 million (pre-tax) and in subsequent years through 2010 of approximately $3.7 million (pre-tax).

Segments

The Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business. See Note 22 of Notes to Consolidated Financial Statements for a discussion on reclassification of the Company’s segments.

Results of Operations

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004

The Company’s consolidated net sales for the year ended December 31, 2005 increased 9.1% to $290.2 million compared to $266.0 million, for the year ended December 31, 2004. The net sales increase was primarily attributable to growth in the Company’s infant and juvenile segment as a result of the acquisition in December 2004 of Kids Line LLC, partially offset by a sales decrease in the Company’s gift segment.

The Company’s gift segment net sales for the year ended December 31, 2005 decreased 22.2% to $158.5 million compared to $203.9 million for the year ended December 31, 2004, primarily as a result of the factors discussed in the “Overview” above. Net sales in the Company’s gift segment benefited by foreign exchange rates of approximately $1.4 million for the year ended December 31, 2005. The Company’s infant and juvenile segment net sales for the year ended December 31, 2005 increased 130.1% to $131.6 million compared to $57.2 million for the year ended December 31, 2004, primarily as a result of the acquisition of Kids Line as of December 15, 2004. Non-core sales for the year ended December 31, 2005 were $0 compared to $4.9 million for the year December 31, 2004, as a result of the sale of Bright of America, Inc. as of July 31, 2004.

Consolidated gross profit was 40.1% of consolidated net sales for the year ended December 31, 2005 as compared to 41.6% of consolidated net sales for the year ended December 31, 2004. The decrease in the consolidated gross profit percentage is primarily due to greater competitive pricing pressure in the gift segment, partially offset by lower inventory write-downs in 2005 in the gift business segment and a higher gross profit margin in the Company’s infant and juvenile segment. (See Note 6 of Notes to Consolidated Financial Statements and “Overview” above for a discussion of the inventory write-downs.)  Gross profit for the Company’s gift segment was 40.0% of net sales for the year ended December 31, 2005 as compared to 43.7% of net sales for the year ended December 31, 2004 as a result of the foregoing. Gross profit for the Company’s infant and juvenile segment was 40.3% of net sales for the year ended December 31, 2005 as compared to 34.1% of net sales for the year ended December 31, 2004 due primarily to the full year impact in 2005 of Kids Line.

Consolidated selling, general and administrative expense was $124.4 million, or 42.9% of consolidated net sales, for the year ended December 31, 2005 compared to $134.5 million, or 50.6% of consolidated net sales, for the year ended December 31, 2004. This decrease in consolidated selling, general and administrative expense is due primarily to lower expenses in the gift segment as a result of the impact of the 2004 restructuring initiatives partially offset by increased selling, general and administrative expenses in the infant and juvenile segment. The infant and juvenile segment increase is attributable to the full year impact in 2005 of Kids Line.

Consolidated operating loss was $8.0 million for the year ended December 31, 2005 compared to a loss of $23.9 million for the year ended December 31, 2004. The $15.9 million improvement was primarily the result of an increase in operating income in the Company’s infant and juvenile segment, to $34.1 million for the year ended December 31, 2005, as compared to operating income of $8.5 million for the year ended December 31, 2004, partially offset by an increase in the operating loss in the Company’s gift segment, from a loss of $32.8 million for the year ended December 31, 2004 to a loss of $42.1 million for the year ended December 31, 2005. The increase in operating income in the Company’s infant and juvenile segment was a result of the full year impact of Kids Line, acquired in December 2004. The increased operating loss in the Company’s gift segment was a result of lower net sales and a lower gross profit margin, partially offset by decreased selling, general and administrative expense.

Consolidated other income/(expense) was an expense of $14.9 million for the year ended December 31, 2005 compared to an expense of $1.4 million for the year ended December 31, 2004, an increase of $13.5 million. This increase in expense was primarily the result of (i) a decrease in investment income of $2.6 million due to lower investment balances and (ii) an increase of $14.8 million in interest expense in 2005, due to the financing for the Kids Line acquisition which was consummated on December 15, 2004, partially offset by an impairment charge in 2004 associated with a write-down to fair value of facilities held for disposal with no such comparable charge in 2005. See Note 2 of Notes to Consolidated Financial Statements.

The income tax provision in 2005 was $12.2 million as compared to an income tax benefit of $5.4 million in 2004. The income tax provision in 2005 was the result of the Company increasing the valuation allowance on its deferred tax assets by $13.8 million, partially offset by a reduction in the Company’s reserve for tax exposures of $1.8 million. During 2005 and 2004, the Company repatriated earnings from its foreign subsidiaries which were offset by losses from operations, the Section 965 Dividends Received Deduction, and foreign tax credits.

As a result of the foregoing, consolidated net loss for the year ended December 31, 2005 was $35.1 million, or $1.69 per diluted share, compared to consolidated net loss of $20.0 million, or $0.96 per diluted share, for the year ended December 31, 2004. See Note 15 of Notes to Consolidated Financial Statements.

Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003

The Company’s consolidated net sales for the year ended December 31, 2004 decreased 19.3% to $266.0 million compared to $330.0 million for the year ended December 31, 2003. The net sales decline was primarily attributable to the Company’s gift segment, as described below. The Company’s infant and juvenile segment’s net sales increased 13.7% for the year ended December 31, 2004. Such segment’s net sales included two weeks of Kids Line, LLC net sales (discussed below), as compared to the year ended December 31, 2003.

 The Company’s gift segment’s net sales for the year ended December 31, 2004 decreased 24.3% to $203.9 million compared to $269.3 million for the year ended December 31, 2003, primarily as a result of the factors discussed in the “Overview” above. Net sales in the Company’s gift segment benefited from foreign exchange rates by approximately $7.5 million for the year ended December 31, 2004. The Company’s infant and juvenile segment net sales for the year ended December 31, 2004 increased 13.7% to $57.2 million compared to $50.3 million for the year ended December 31, 2003. Infant and juvenile sales were positively affected by approximately $3.0 million by the purchase of Kids Line, LLC as of December 15, 2004. Non-core sales for the year ended December 31, 2004 were $4.9 million compared to $10.0 million for the year December 31, 2003, primarily as a result of the sale of Bright of America, Inc. effective August 2, 2004.

Consolidated gross profit was 41.6% of consolidated net sales for the year ended December 31, 2004 as compared to 53.1% of consolidated net sales for the year ended December 31, 2003. The erosion in the consolidated gross profit percentage is primarily due to a significant inventory write-down (as discussed below) and competitive pricing pressure in the gift segment. In response to strategic changes in product direction made in June 2004 under its recently appointed CEO, the Company undertook a comprehensive review of its worldwide inventory during the second quarter. As a result of this review, an additional inventory write-down of $13 million (pre tax) was recorded in the second quarter to reflect excess inventory in the gift segment at the lower of its cost or market value. The Company sold substantially all of this inventory through other than its normal sales channels. See “Overview” above and Note 6 to the Notes to Consolidated Financial Statements for a discussion of the additional inventory write-down. Gross profit for the Company’s gift segment was 43.7% of net sales for such segment for the year ended December 31, 2004 as compared to 57.1% of net sales for the year ended December 31, 2003 as a result of the forgoing. Gross profit for the Company’s infant and juvenile segment was 34.1% of net sales for such segment for the year ended December 31, 2004 as compared to 34.6% of net sales for the year ended December 31, 2003. Gross profit for the Company’s non-core segment was 40.2% of net sales for such segment for the year ended December 31, 2004 as compared to 39.3% of net sales for the year ended December 31, 2003.

Consolidated selling, general and administrative expense was $134.5 million, or 50.6% of consolidated net sales, for the year ended December 31, 2004 compared to $132.7 million, or 40.3% of consolidated net sales, for the year ended December 31, 2003. This increase in consolidated selling, general and administrative expense is due primarily to a $4.9 million increase in restructuring expenses in 2004 compared to 2003 as described in Note 10 of Notes to Consolidated Financial Statements and the “Overview” above, unfavorable exchange rate variances of $3.9 million, costs associated with the Company’s tender offer for outstanding plan options of $0.9 million (See Notes 10 and 19 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” below) and costs associated with the Company’s Sarbanes-Oxley Section 404 compliance efforts of $1.7 million, partially offset by lower selling costs of $3.6 million, lower system implementation costs of $1.1 million and  the fact that there were no Troll litigation settlement costs in 2004 as compared to $2.9 million expensed in connection therewith in 2003.

Consolidated other expense/(income) was an expense of $1.4 million for the year ended December 31, 2004 compared to income of $6.1 million for the year ended December 31, 2003, a decrease of $7.6 million. This decrease was primarily the result of lower investment income due to lower investment balances and the losses associated with a write-down of facilities to fair value at the Company’s offices in Hong Kong and the United Kingdom, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 in the Company’s gift segment. See Note 2 of Notes to Consolidated Financial Statements.

The consolidated (benefit)/provision for income taxes as a percent of income before taxes for the year ended December 31, 2004 was a (21.1%) benefit compared to a 28.3% expense for the year ended December 31, 2003. The decrease in the effective rate reflects the Company’s lower taxes on foreign dividend remittances, tax associated with the limitations on the deductibility of anticipated losses related to foreign real estate transactions, partially offset somewhat by lower relative tax-exempt interest income and charitable contributions.

As a result of the foregoing, consolidated net loss for the year ended December 31, 2004 was $20.0 million compared to consolidated net income of $34.7 million for the year ended December 31, 2003, representing a decrease of $54.7 million and a decrease of $2.64 per diluted share. See Note 15 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that it will be able to fund its capital requirements for 2006 from such sources. In addition, subject to the discussion below under “Kids Line and Related Financing” with respect to the Earnout Consideration and the Company’s continued compliance with the financial covenants included in its 2006 Credit Agreements (defined below), the Company believes that cash flows from operations and future borrowings will be sufficient to fund its operating needs for at least the next 12 months.

As of December 31, 2005, the Company had cash and cash equivalents of $28.7 million compared to $48.1 million at December 31, 2004. This reduction of $19.4 million was primarily the result of the repayment of debt, partially offset by proceeds from the sale of receivables in the UK during the fourth quarter of 2005, the sale-leaseback of the Company’s Canadian facility, proceeds from a tax refund, proceeds from the sale of assets held for disposal as of December 31, 2004 and collections of accounts receivable. As of December 31, 2005 and December 31, 2004, working capital was $71.1 million and $119.3 million, respectively. This decrease of $48.2 million was primarily the result of a decrease in cash for the aforementioned reasons as well as a decrease in accounts receivable of $22.4 million in 2005 and an increase in short-term debt to $34.5 million as of December 31, 2005 from $25.3 million as of December 31, 2004.

Cash and cash equivalents decreased by $19.4 million during the twelve months ended December 31, 2005 compared to a decrease of $33.4 million during the twelve months ended December 31, 2004, primarily as a result of the factors described in the preceding paragraph. Net cash provided by operating activities was approximately $20.6 million for the year ended December 31, 2005, as compared to net cash used by operating activities of approximately $4.4 million during the year ended December 31, 2004. This increase of $25.0 million was due primarily to the higher net loss in 2005 compared to 2004, offset by reduced restricted cash requirements under the 2005 Credit Agreement and a decrease in the Company’s deferred income taxes. Net cash provided by investing activities was approximately $15.1 million for the year ended December 31, 2005, compared to net cash provided by investing activities of approximately $14.0 million for the year ended December 31, 2004. This increase of approximately $1.1 million was due primarily to the proceeds in the year ended December 31, 2005 from the sale and leaseback of the Company’s Canadian office and distribution center and from the sale of assets held for disposal as of December 31, 2004, offset in part by proceeds from the sale of marketable securities offset by the purchase of Kids Line LLC in the year ended December 31, 2004. Net cash used in financing activities was approximately

$54.3 million for the year ended December 31, 2005, compared to net cash used of $47.2 million for the year ended December 31, 2004. The increase in net cash used in financing activities of approximately $7.1 million was due primarily to a reduction in long-term debt in 2005 offset in part by proceeds from long term debt offset by dividends paid to shareholders in the year ended December 31, 2004.

During the year ended December 31, 2005, the Company paid approximately $2.5 million for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2005.

Kids Line and Related Financing

The Company purchased all of the outstanding equity interests and warrants in Kids Line (the “Purchase”) in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed as of December 15, 2004. At closing, the Company paid approximately $130.5 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement, however, also includes the potential payment of the Earnout Consideration, which is defined as 11.724% of the Agreed Enterprise Value of Kids Line as of the last day of the three year period ending November 30, 2007 (the “Measurement Period”). The Earnout Consideration shall be paid as provided in the Purchase Agreement (approximately the third anniversary of the Closing Date). The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill if and when it is earned. Because the amount payable with respect to the Earnout Consideration, if any, and the Company’s financial condition at the time any such payment is due are not currently determinable, the Company cannot assure that payment of the Earnout Consideration will not have a material impact on the Company’s liquidity.

The Kids Line acquisition was financed with the proceeds of a term loan (the “Financing Agreement”), which is described in further detail in the Current Report on Form 8-K filed by the Company with the SEC on December 22, 2004. The Financing Agreement was subsequently replaced by the 2005 Credit Agreement and the 2005 Canadian Credit Agreement (as defined below), which are described in further detail in Note 8 of Notes to Consolidated Financial Statements and in the Current Report on Form 8-K filed by the Company with the SEC on July 5, 2005. On October 11, 2005, the Company and its lenders amended certain provisions of the 2005 Credit Agreement unrelated to the financial covenants contained therein. As of December 31, 2005, the Company was not in compliance with the “Total Debt to EBITDA Ratio” covenant in the 2005 Credit Agreement.

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior bank financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”). For a detailed description of the 2006 Credit Agreements, which are defined and summarized below, see Note 8 of Notes to Consolidated Financial Statements and the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2006. On March 14, 2006, in connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.3 million) were repaid using proceeds from the Infantline Credit Agreement (defined below). The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement, which had been scheduled to mature on June 28, 2010. In addition, the Company will write-off, in the first quarter of 2006, approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc. (“Newco”), to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and infant and juvenile business, respectively. The Assignment transaction reinforces the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct. There are no cross-default provisions between the new Infantline Credit Agreement and Giftline Credit Agreement (described below).

Infantline Credit Agreement. Accordingly, on March 14, 2006, Kids Line and Sassy (the “Infantline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (the

“Infantline Credit Agreement”). The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”). The Infantline Borrowers drew down approximately $79.7 million under the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing. The Infantline loans will bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.

The principal of the Term Loan under the Infantline Credit Agreement must be repaid in installments as follows: (a) $750,000 on the last day of each calendar month for the period commencing March 2006 through and including February 2008, (b) $1 million on the last day of each calendar month for the period commencing March 2008 through and including February 2009, (c) $1.25 million on the last day of each calendar month for the period commencing March 2009 through and including February 2011. A final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Revolving Loan) is due and payable on March 14, 2011, in each case subject to earlier termination in accordance with the terms of the Infantline Credit Agreement.

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.

Giftline Credit Agreement. Also on March 14, 2006 (as amended on April 11, 2006 to clarify the application of a financial covenant), Newco and other specified wholly-owned domestic subsidiaries of the Company (collectively, the Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”). The Giftline Credit Agreement contemplates the potential inclusion of additional lenders subsequent to the initial closing, and a simultaneous increase in the commitment, and the facility consists of a revolving credit loan commitment (a) before such commitment is increased, if at all, in an amount equal to the Borrowing Base minus amounts outstanding under the Canadian Credit Agreement (as defined below) and (b) after such commitment is increased, if at all, in an amount equal to the lesser of (i) $25.0 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory and, as of March 14, 2006, the Borrowing Base was approximately $18.9 million. The Giftline Borrowers did not draw down on the Giftline Revolver on the Closing Date. The Giftline Revolver will bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus a margin of 2.75% for LIBOR Loans and 1.25% for Base Rate Loans.

The Giftline Credit Agreement contains the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ending March 31, 2008). In addition, at any time after December 31, 2007 in respect of which the Fixed Charge Coverage Ratio for the Computation Period ending as of the Fiscal Quarter end most recently preceding such date was less than 1.00 to 1.00, the aggregate amounts outstanding under the Giftline Agreement and the Canadian Loan Agreement may not exceed $10.0 million.

As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). Russ Berrie and Company, Inc. (“RB”), a corporate holding company, executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit

Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release the Company from the Canadian Guaranty and (iii) provide for a maximum U.S. $5 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, Newco executed an unsecured Guarantee (the “Newco Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.

The Company believes that the lower interest rates that were extended to the Company’s subsidiaries in connection with the LaSalle Refinancing will enable the Company to reduce its aggregate interest expense, on a comparable basis, by approximately $2 million per year. However, because the 2006 Credit Agreements are extended directly to RB’s domestic subsidiaries, RB is dependent upon its operating subsidiaries to provide the cash necessary to enable the Company to fund its corporate overhead and other expenses.

The 2006 Credit Agreements restrict the ability of the Company’s domestic subsidiaries to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of satisfying the Company’s corporate overhead expenses. Subject to certain exceptions, the aggregate maximum amount that can be distributed by the Company’s domestic subsidiaries to RB to enable to pay corporate overhead expenses is $6.5 million for each of 2006 and 2007, and $7.0 million annually thereafter, with only $2.0 million of this amount permitted to be distributed by the Infantline Borrowers on an annualized basis. The Company believes that the amounts permitted to be distributed to it by its subsidiaries will be sufficient to fund its corporate overhead expenses, although there can be no assurance that such expenses will not exceed current estimates. There are no restrictions in the 2006 Credit Agreements on the ability of the Company’s foreign subsidiaries to distribute cash to the Company.

As a result of the LaSalle Refinancing, the obligation to pay the Earnout Consideration is no longer the obligation of RB, but the joint and several obligations of the Infantline Borrowers. With respect to the Earnout Consideration, the Infantline Borrowers will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, (i) Excess Revolving Loan Availability will equal or exceed $3.0 million and (ii) no violation of the Infantline Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.

The Company’s ability to maintain compliance with the financial covenants under the 2006 Credit Agreements is dependent, particularly in the case of the Giftline Credit Agreement, upon the successful implementation of the restructuring plan and the PIP described under “Overview” above and current operational plans. Based on these plans and management’s current projections, the Company anticipates that it will remain in compliance with the financial covenants in the 2006 Credit Agreements at least through December 31, 2006. However, in the event that the Company is unable to successfully implement the key elements of the PIP, there can be no assurance that the Company will remain in compliance with such financial covenants, particularly the financial covenants in the Giftline Credit Agreement.

Other Events and Circumstances Pertaining to Liquidity

Although the Company has not yet completed the development of the PIP, the implementation of the PIP (portions of which are already underway in phases) will result in the recognition of certain significant restructuring charges and the incurrence of related severance obligations. See “Overview” above for a more detailed description of the PIP and the restructuring activities undertaken in 2005.

On December 30, 2005, Russ Berrie (U.K.) Limited (“Russ UK”) entered into a Framework Agreement (“the A/R Agreement”) with Barclays Bank PLC (“Barclays”), pursuant to which Russ UK sold to Barclays all existing and future accounts receivable created during the term of the A/R Agreement, subject to an aggregate maximum facility limit of £6.0 million (approximately $10.2 million) outstanding at any time. For each transaction, Barclays will advance to Russ UK 75% of the value of the eligible accounts receivable, subject to reduction under certain circumstances and applicable reserves, in advance of their due dates. The remaining portion of the accounts receivable sold, including the full amount of any receivables not eligible for advance, less fees and expenses owing to Barclays, is paid to Russ UK upon collection of the related receivable. The amount due from Barclays of approximately $4.9 million is included in prepaid expenses and other current assets as of December 31, 2005.

The term of the A/R Agreement is one year with automatic renewals for additional one year periods unless either party provides advance notice of its intention to terminate. A one-time fee of £30,000 (approximately $50,000) was payable at closing and facility fees of £1,750 (approximately $3,000) are due monthly. The discount on the receivables sold is calculated monthly on the net advance balance at month end at the rate of Barclays’ base rate plus 1.5%.

As a condition of the A/R Agreement, Russ UK took out an insurance policy with respect to certain of the receivables naming Barclays as loss payee. In the event of a customer default, Barclays has only limited recourse to Russ UK and only under circumstances where Russ UK fails to perform its obligations in respect of a particular debt transferred, which obligations consist only of (i) providing evidence that Russ UK is not in breach of the relevant sales contract of the underlying debt and (ii) issuing a written demand for payment from the relevant account debtor.

On December 30, 2005, Russ UK sold net receivables outstanding pursuant to the A/R Agreement of approximately £6.7 million (approximately $11.5 million) and received a cash advance of approximately £3.8 million (approximately $6.5 million), consisting of 75% of the eligible accounts receivable sold, less approximately £1.2 million (approximately $2.1 million) due to the initial sales of receivables not eligible for advance.

Effective as of December 7, 2005, Amram’s entered into an agreement with Bentall Investment Management LP (“Bentall”) as purchaser (the “Sale-Leaseback Agreement”), pursuant to which Amram’s agreed to sell its principal facility located in Brampton, Ontario (Canada) (the “Facility”) to Bentall for an aggregate purchase price of $10.2 million Canadian dollars (approximately US $8.8 million), subject to customary adjustments (the “Sale”). The Sale closed on December 29, 2005. In accordance with the terms of the Sale-Leaseback Agreement, on the closing date, Amram’s entered into a lease agreement of approximately ten years at an annual net rental ranging over the term from approximately $737,498 Canadian dollars to $769,206 Canadian dollars (approximately U.S $632,773 to $659,979), payable monthly in advance, plus applicable taxes and defined operating costs (the “Amram’s Lease”). The Amram’s Lease is also subject to a management fee of 2% of the minimum annual rental, subject to adjustment as set forth therein. Amram’s has the option of extending the 10-year term for one additional term of 5 years, provided it is not then in default, at then-market rental rates. The gain on the Sale-Leaseback of approximately $4.0 million has been deferred and will be recognized as income over the term of the lease. See the Current Reports filed by the Company with the SEC on December 15, 2005 and December 30, 2005 for more information regarding this sale-leaseback transaction.

As disclosed under “Overview” above, during the fourth quarter of 2005, the Company recorded an additional inventory write-down of $4.2 million (pre-tax). The Company anticipates selling substantially all of this inventory through other than its normal sales channels.

Cash dividends of $2.1 million ($0.10 per share) were paid on April 21, 2005 to shareholders of record of the Company’s Common Stock on April 11, 2005. Cash dividends of $170.8 million ($0.30 per share per quarter plus $7.00 per share special dividend) were paid in the twelve months ended December 31, 2004. See Note 8 of Notes to Consolidated Financial Statement for a discussion of the restrictions on the Company’s ability to pay dividends as long as any obligations under the Credit Agreement remain outstanding. The Company currently does not anticipate paying any additional dividends at least through 2006.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.

The Company is dependent upon information technology systems in many aspects of its business. In 2002 the Company commenced a global implementation of an Enterprise Resource Planning (“ERP”) system for its gift businesses. During 2003 and continuing into 2004, certain of the Company’s international gift subsidiaries began to phase-in aspects of the new ERP system. In late 2005, the Company began to explore alternative global information technology systems for its gift business that could provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system. As a result of this review, all remaining international implementations were placed on hold pending a decision on whether or not to replace the current ERP system. The Company expects to make a decision on whether to replace its current ERP system in the first half of 2006.

In March 1990, the Board of Directors authorized the Company to repurchase an aggregate of up to 7,000,000 shares of common stock. As of December 31, 2005, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program. The Company did not repurchase any shares pursuant to this program or otherwise during fiscal 2005.

The Company is subject to legal proceedings and claims arising in the ordinary course of its business that the Company believes will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows.

Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes. The Company may consider the use of debt or equity financing to fund potential acquisitions. The 2006 Credit Agreements impose restrictions on the Company that could limit its ability to respond to market conditions or to take advantage of acquisitions or other business opportunities.

The Company has entered into certain transactions with related parties which are disclosed in Note 16 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions.”

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of December 31, 2005 and the future periods in which such obligations are expected to be settled in cash (dollars in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating Lease Obligations(1)	$64,849	$8,492	$7,218	$6,537	$6,014	$5,330	$31,258
Purchase Obligations(2)	$25,066	$25,066	$—	$—	$—	$—	$—
Debt Repayment Obligations(3)	$76,517	$34,524	$1,993	$—	$—	$40,000	$—
Royalty Obligations	$3,044	$1,679	$1,295	$70	$—	$—	$—
Total Contractual Obligations	$169,476	$69,761	$10,506	$6,607	$6,014	$45,330	$31,258

(1)          See Note 17 of Notes to Consolidated Financial Statements.

(2)          The Company’s purchase obligations consist of purchase orders for inventory.

(3)          Reflects repayment obligations under the 2005 Credit Agreement, which was refinanced and terminated on March 14, 2006. Mandatory repayment obligations under the 2006 Credit Agreements are as follows (dollars in thousands): $7,500 in 2006; $9,000 in 2007; $11,500 in 2008; $14,500 in 2009; $15,000 in 2010; and $2,500 in 2011. See Note 8 of Notes to Consolidated Financial Statements for a description of (i) the 2005 Credit Agreement, effective from June 28, 2005 until its termination, including provisions that create, increase and/or accelerate obligations thereunder and (ii) the 2006 Credit Agreements, each effective March 14, 2006.

Off Balance Sheet Arrangements

Since 1983, the Company had been a guarantor of a loan agreement between the late Mr. Russell Berrie and the New Jersey Economic Development Authority (the “EDA”), which was entered into on December 1, 1983, pursuant to which the EDA issued its Economic Development Bonds in the principal amount of $7,000,000 (the “EDA Bonds”) to finance the construction of the South Brunswick, New Jersey facility now leased by the Company from the Estate of Mr. Russell Berrie, as described in further detail in Note 16 of the Notes to Consolidated Financial Statements. Such guarantee was not issued or modified after December 31, 2002. Mr. Berrie (and after his death, his Estate) was the primary obligor with respect to the EDA Bonds. In connection therewith, the Company, in 1983, caused the issuance of a letter of credit in an amount of approximately $7.4 million (and on March 14, 2006, caused the issuance of a back-stop letter of credit in the same amount) to secure the payment obligations with respect to the EDA Bonds and had granted a security interest on accounts receivable and inventory of the Company up to $2.0 million to secure its obligations under its guarantee and the Amended and Restated Letter of Credit Reimbursement Agreement (“L/C RA”) executed in connection therewith. On April 3, 2006, the Estate (with funds provided by Ms. Berrie) redeemed the EDA Bonds. As a result, the Company’s obligations under the guarantee discussed above (as well as the L/C RA, all letters of credit and related security interests) are in the process of being terminated. Further detail with respect to EDA matters can be found in the Company’s Current Report on Form 8-K filed on March 17, 2006.

The Company has obligations under certain letters of credit that contingently require the Company to make payments to guaranteed parties upon the occurrence of specified events. See Note 8 of Notes to Consolidated Financial Statements for further descriptions of the Company’s letters of credit. There have not been any draws under any of the foregoing obligations, although there can be no assurance that no such draws will be required in the future.

In order to secure their respective obligations under the Infantline Credit Agreement and the Giftline Credit Agreement, (A) (i) the Infantline Borrowers have pledged and have granted security interests to the Agent in substantially all of their existing and future personal property, (ii) each Infantline Borrower has guaranteed the performance of the other Infantline Borrower, (iii) Sassy granted a mortgage for the benefit of the Agent and the lenders on its real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan and (iv) RB pledged 100% of the equity interests of each of the Infantline Borrowers to the Agent and (B) (i) the Giftline Borrowers pledged and have granted security interests to the Administrative Agent in substantially all of their existing and future personal property, (ii) each Giftline Borrower guaranteed the performance of the other Giftline Borrowers under the Giftline Credit Agreement and (iii) RB provided a limited recourse guaranty of the obligations of the Giftline Borrowers under the Giftline Credit Agreement, which guarantee is secured by a lien on the assets intended to be assigned to Newco pursuant to the Assignment. RB also pledged 100% of the equity interests of each of the Giftline Borrowers and 65% of its equity interests in certain of its First Tier Foreign Subsidiaries to the Administrative Agent. In addition, Newco provided the Newco Guarantee to guarantee the obligations of Amram’s under the Canadian Credit Agreement.

In addition, the Infantline Borrowers have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in the place of the Company. To secure the obligations of the Infantline Borrowers to pay the Earnout Consideration, the Infantline Borrowers have granted a subordinated lien on substantially all of their assets, on a joint and several basis, and RB has granted a subordinated lien on the equity interests of each of the Infantline Borrowers to the Earnout Sellers’ Agent. All such security interests and liens are subordinated to the senior indebtedness of the Infantline Borrowers arising under the Infantline Credit Agreement. The Earnout Consideration is not secured by the Giftline Borrowers or their assets or equity interests.

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

Note 2 of Notes to Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. The following, however, is a discussion of those accounting policies which management considers being “critical” within the SEC definition discussed above.

Accounts Receivable Allowances

In the normal course of business, the Company extends credit to customers which satisfy established credit criteria. The Company’s infant and juvenile segment sells to certain large customers, the loss of any one of which could have a material adverse affect on the Company and the infant and juvenile segment. Accounts receivable, trade, as shown on the Consolidated Balance Sheets, is net of allowances, discounts and estimated bad debts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibles based on historical trends and an evaluation of the impact of current and projected economic conditions. If such historical trends or economic conditions deteriorate the results could differ from the Company’s estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, title and risk of loss has passed to its customers, the selling price is fixed and determinable, and collectability is reasonably assured.

Inventory Reserves

The Company values inventory at the lower of cost or estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a write-down of inventory to fair market value based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Overview” for information regarding inventory valuation reserves.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. If such actual future cash flows are less than the estimated future cash flows, certain of the Company’s long-lived assets could be impaired.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Based on the Company’s annual test performed in 2005 there was no impairment, however, if actual future cash flows are less than the estimated future cash flows, the Company’s goodwill and intangible assets could be impaired.

The Company uses third party valuation specialists to assist in the valuation of intangible assets and their related estimated lives. The Company follows the provisions of SFAS No. 141 “Business Combinations” in determining whether an intangible asset has an indefinite life or is amortizable.

Accrued Liabilities and Deferred Tax Valuation Allowances

The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, tax accruals and valuation allowances for deferred tax assets. The settlement of the actual liabilities could differ from the estimates included in the Company’s consolidated financial statements. The Company’s valuation allowances for its deferred tax assets could change if the Company’s estimate of future taxable income changes.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires Companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans, based on the grant-date fair value of the award. This Statement applies to all awards unvested or granted after the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123(R) is effective as of the beginning of the first annual period beginning on or after June 15, 2005 (for the Company, the first quarter of 2006). The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method and expects that the impact, if any, will be immaterial to the Company’s financial position or results of operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily from changes in interest rates and foreign currency exchange rates.

Interest Rate Changes

Marketable Securities. At December 31, 2005 and 2004, a sensitivity analysis to measure potential changes in the market value of the Company’s investments in marketable securities from a change in interest rates is not applicable as the Company liquidated its entire portfolio of marketable securities during 2004.

Debt. The interest applicable to the loans under the 2005 Credit Agreement, as amended, is based upon the LIBOR Rate (as defined in the Credit Agreement) and LaSalle’s Base Rate. At December 31, 2005, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $765,000. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the interest rate applicable to the Company’s senior bank facilities.

Foreign Currency Exchange Rates

At December 31, 2005 and 2004, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, the Company’s loss before income taxes would increase by approximately $476,000 in 2005 and the Company’s loss before income taxes would increase by approximately $201,000 in 2004. Additional information required for this Item is included in the section above entitled “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 5 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

The Board of Directors

Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts.”   These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Russ Berrie and Company, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 18, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
April 18, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

Russ Berrie and Company, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.b.), that Russ Berrie and Company, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:  As of December 31, 2005, the Company did not maintain sufficient personnel resources with the requisite technical accounting and financial reporting expertise to: effect a timely financial closing process; sufficiently address non-routine and/or complex accounting issues that arise from time-to-time in the course of the Company’s operations; and effectively prepare timely account reconciliations and analyses. This lack of sufficient personnel resources with the requisite technical accounting and financial reporting expertise resulted in: material errors in the classification of long-term debt and income tax expense; errors in equity accounts, inter-company accounts, depreciation expense, inventory, and foreign currency transactions; and material omissions of dislosures in the Company’s preliminary 2005 consolidated financial statements. This material weakness also results in more than a remote likelihood that material misstatements to the Company’s annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated April 18, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Short Hills, New Jersey
April 18, 2006

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 and 2004
(Dollars in Thousands)

	2005	2004
Assets (Note 8)
Current assets
Cash and cash equivalents	$28,667	$48,099
Restricted cash	—	4,604
Accounts receivable, trade, less allowances of $1,943 in 2005 and $2,950 in 2004	53,444	75,722
Inventories, net	56,346	47,391
Prepaid expenses and other current assets	12,152	6,090
Income tax receivable	2,979	11,359
Deferred income taxes	2,274	2,860
Total current assets	155,862	196,125
Property, plant and equipment, net	17,856	28,690
Goodwill	89,242	89,213
Intangible assets	61,599	61,927
Restricted cash	750	11,026
Deferred income taxes	—	4,518
Other assets	5,283	10,852
Assets held for sale	—	8,747
Total assets	$330,592	$411,098

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$2,600	$25,250
Short-term debt	31,924	—
Accounts payable	18,494	12,137
Accrued expenses	27,530	35,204
Accrued income taxes	4,203	4,241
Total current liabilities	84,751	76,832
Deferred income taxes	6,358	—
Long-term debt, excluding current portion	41,993	99,750
Other long-term liabilities	3,636	—
Total liabilities	136,738	176,582

Commitments and contingencies
Shareholders’ equity
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,472,256 and 26,460,759 shares at December 31, 2005 and 2004, respectively.	2,649	2,648
Additional paid in capital	88,751	88,693
Retained earnings	200,756	237,937
Accumulated other comprehensive income	11,848	15,388
Treasury stock, at cost, 5,636,284 shares at December 31, 2005 and 2004.	(110,150)	(110,150)
Total shareholders’ equity	193,854	234,516
Total liabilities and shareholders’ equity	$330,592	$411,098

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(Dollars in Thousands, Except Per Share Data)

	2005	2004	2003
Net sales	$290,156	$265,959	$329,687

Cost of sales	173,807	155,389	154,639

Gross profit	116,349	110,570	175,048

Selling, general and administrative expense	124,356	134,487	132,747

Operating income/(loss)	(8,007)	(23,917)	42,301

Other income/(expense):
Interest expense, including amortization and write-off of deferred financing costs	(15,454)	(612)	(70)
Interest and investment income	898	3,488	5,357
Other, net	(351)	(4,322)	844
	(14,907)	(1,446)	6,131

(Loss)/income before income tax provision/(benefit)	(22,914)	(25,363)	48,432

Income tax provision/(benefit)	12,185	(5,363)	13,703

Net (loss)/income	$(35,099)	$(20,000)	$34,729

Net (loss)/income per share:
Basic	$(1.69)	$(0.96)	$1.69
Diluted	$(1.69)	$(0.96)	$1.68

Weighted average shares:
Basic	20,825,000	20,781,000	20,599,000
Diluted	20,825,000	20,781,000	20,697,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(Dollars in Thousands)

					Accumulated Other Comprehensive Income/(Loss)
	Total	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) on Forward Exchange Contracts/ Marketable Securities	Treasury Stock
Balance at December 31, 2002	$388,891	$2,618	$81,403	$417,047	$(1,252)	$(715)	$(110,210)
Comprehensive income:
Net income	34,729	—	—	34,729	—	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	11,266	—	—	—	11,266	—	—
Unrealized loss on forward exchange contracts	(330)	—	—	—	—	(330)	—
Net unrealized gain on securities available-for-sale (net of tax benefit of $23)	67	—	—	—	—	67	—
Comprehensive income	45,732
Share transactions under stock plans (133,009 shares)	3,807	13	3,794	—	—	—	—
Cash dividends ($1.12 per share)	(23,072)	—	—	(23,072)	—	—	—
Transactions in treasury shares (3,030 shares)	60	—	—	—	—	—	60

Balance at December 31, 2003	$415,418	$2,631	$85,197	$428,704	$10,014	$(978)	$(110,150)
Comprehensive loss:
Net loss	(20,000)	—	—	(20,000)	—	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	5,732	—	—	—	5,732	—	—
Unrealized gain on forward exchange contracts	782	—	—	—	—	782	—
Net unrealized loss on securities available-for-sale	(162)	—	—	—	—	(162)	—
Comprehensive loss	(13,648)
Share transactions under stock plans (163,764 shares)	3,513	17	3,496	—	—	—	—
Cash dividends ($8.20 per share)	(170,767)	—	—	(170,767)	—	—	—

Balance at December 31, 2004	$234,516	$2,648	$88,693	$237,937	$15,746	$(358)	$(110,150)
Comprehensive loss:
Net loss	(35,099)	—	—	(35,099)	—	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(3,898)	—	—	—	(3,898)	—	—
Unrealized gain on forward exchange contracts	358	—	—	—	—	358	—
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	—
Comprehensive loss	(38,639)
Share transactions under stock plans (11,497 shares)	59	1	58	—	—	—	—
Cash dividends ($0.10 per share)	(2,082)	—	—	(2,082)	—	—	—

Balance at December 31, 2005	$193,854	$2,649	$88,751	$200,756	$11,848	$—	$(110,150)

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(Dollars in Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net (loss)/income	$(35,099)	$(20,000)	$34,729
Adjustments to reconcile net (loss)/income to net cash provided by/(used in)operating activities:
Depreciation and amortization	6,834	7,110	6,859
Amortization and write-off of deferred financing costs	6,026	—	—
Provision for accounts receivable	(131)	1,225	1,730
Provision for inventory reserve	5,072	14,178	—
Deferred income taxes	11,462	1,964	(2,795)
Loss on sale of Bright of America, Inc.	—	235	—
Impairment charges	—	3,628	—
Other	432	1,572	2,506
Change in assets and liabilities net of effects from purchase of Applause and Kids Line, LLC:
Restricted cash	14,880	(15,630)	—
Accounts receivable	17,283	18,204	(10,587)
Income tax receivable	8,380	(11,359)	—
Inventories	(14,873)	(2,580)	(8,364)
Prepaid expenses and other current assets	(740)	(1,143)	379
Other assets	3,339	1,875	(1,530)
Accounts payable	5,549	1,159	(434)
Accrued expenses	(7,752)	(1,093)	2,340
Accrued income taxes	(38)	(3,759)	3,537
Total adjustments	55,723	15,586	(6,359)
Net cash provided by/(used in) operating activities	20,624	(4,414)	28,370

Cash flows from investing activities:
Purchase of marketable securities and other investments	—	(322,770)	(403,632)
Proceeds from sale of marketable securities and other investments	—	472,689	382,383
Proceeds from sale of property, plant and equipment	16,336	4,786	53
Capital expenditures	(1,190)	(2,495)	(8,786)
Payment for purchase of Kids Line LLC	(29)	(130,532)	—
Payment for purchase of Applause trade name	33	(7,679)	—
Net cash provided by/(used in) investing activities	15,117	13,999	(29,982)

Cash flows from financing activities:
Proceeds from issuance of common stock	59	3,513	3,807
Dividends paid to shareholders	(2,082)	(170,767)	(23,072)
Issuance of long-term debt	53,000	125,000	—
Reduction of long-term debt	(133,407)	—	—
Net borrowing on revolving credit facility	31,924	—	—
Payment of deferred financing costs	(3,796)	(4,988)	—
Issuance of treasury stock	—	—	60
Net cash used in financing activities	(54,302)	(47,242)	(19,205)

Effect of exchange rate changes on cash and cash equivalents	(871)	4,221	8,839
Net decrease in cash and cash equivalents	(19,432)	(33,436)	(11,978)
Cash and cash equivalents at beginning of year	48,099	81,535	93,513
Cash and cash equivalents at end of year	$28,667	$48,099	$81,535

Cash paid during the year for:
Interest expense	$9,426	$85	$70
Income taxes	$2,455	$7,581	$12,353

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

Note 1—Description of Business

Russ Berrie and Company, Inc. and its subsidiaries design, manufacture through third parties and market a wide variety of gift, infant and juvenile products to retail stores throughout the United States and other countries throughout the world.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, title and risk of loss has passed to its customers, the selling price is fixed and determinable, and collectability is reasonably assured.

Advertising Costs

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 2005, 2004 and 2003 amounted to $641,000, $1,887,000, and $1,633,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and approximate fair market value.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, the Company has estimated that the carrying amount of accounts receivable, accounts payable and accrued expenses approximates fair value. The carrying value of the Company’s short-term and long-term debt approximates fair value as the debt was incurred recently as of June 2005 and bears interest at a variable market rate.

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

Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred and the related cost and accumulated depreciation removed from the respective accounts.

Restricted Cash

Restricted cash classified as a long-term asset on the accompanying balance sheet at December 31, 2005 represents cash collateral related to a long-term lease and at December 31, 2004 also represents cash collateral required to be maintained for as long as the Company’s long-term debt is outstanding. Restricted cash classified as a current asset at December 31, 2004 represents cash collateral required by certain banks related to commercial letters of credit. There was no restricted cash classified as a current asset at December 31, 2005.

Impairment of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value as determined by an estimate of discounted future cash flows.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. All of the Company’s goodwill, and all of the Company’s indefinite life intangibles except for the APPLAUSE® trade name, relate to the purchase of Sassy, Inc. in 2002 and Kids Line LLC in 2004, which together comprise the Company’s infant and juvenile segment. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company has defined its segments as its SFAS 142 reporting units. The Company tests goodwill for impairment on an annual basis in its fourth quarter. Goodwill of a reporting unit will be tested for impairment between annual test if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, reporting units’ fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeded its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairments loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. There was no goodwill impairment in 2005, 2004, and 2003.

Assets Held For Sale

In 2004, The Company entered into a sales agreement to sell one of its two office locations in Hong Kong as a result of the Company transitioning a number of functions that had previously been performed in Hong Kong into our offices in mainland China. The closing occurred in the first quarter of 2005. As a result of this transaction, the Company recorded an impairment charge of $1.9 million pre-tax. In addition, the Company decided in 2004 to sell one of its two distribution centers in the UK to reduce future operating expenses. The closing also occurred in the first quarter of 2005. As a result of this transaction, the Company recorded an impairment charge of $1.7 million pre-tax. The proceeds from these sales were approximately $8,747,000 which was the carrying value after the impairment charges. The assets are recorded in assets held for sale on the balance sheet at December 31, 2004.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of property, plant and equipment, goodwill and other intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; and accruals for income taxes and litigation. Actual results could differ from these estimates.

Comprehensive Income

The Company presents all information required by SFAS No. 130, “Reporting Comprehensive Income”, in the Consolidated Statement of Shareholders’ Equity.

Accounting for Derivatives and Hedging

The Company had entered into forward exchange contracts to hedge the effects of foreign currency on inventory purchases. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), the Company treated these forward exchange contracts as cash flow hedges. In 2005, the Company accounted for its forward exchange contracts as an economic hedge, with subsequent changes in the forward exchange contract’s fair value recorded as foreign currency gain/(loss) in the statement of operations.

Accounting for Stock Options

At December 31, 2005, the Company has stock-based employee compensation plans which are described more fully in Note 19. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company accounts for its stock options in accordance with the provisions of Accounting

Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation cost has been recognized for the options granted under the Company’s stock plans or otherwise except for the effect of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” related to options repriced in 2000, which resulted in a reduction of compensation expense in 2005 of $21,000, and a charge of $216,000 and $13,000 in 2004 and 2003, respectively.

Had compensation cost for the Company’s stock options been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date, the Company’s pro forma net (loss) income and related per share amounts would have been as set forth below:

	Years Ended December 31,
	2005	2004	2003
Net (loss) income—as reported	$(35,099,000)	$(20,000,000)	$34,729,000
Deduction for stock-based compensation expense—pro forma	$3,063,000	$255,000	$582,000
Net (loss) income—pro forma	$(38,162,000)	$(20,255,000)	$34,147,000
Net (loss) income per share (basic)—as reported	$(1.69)	$(0.96)	$1.69
Net (loss) income per share (basic)—pro forma	$(1.83)	$(0.97)	$1.66
Net (loss) income per share (diluted)—as reported	$(1.69)	$(0.96)	$1.68
Net (loss) income per share (diluted)—pro forma	$(1.83)	$(0.97)	$1.65

The fair value of each option granted under the Stock Option Plans or otherwise is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	2.08%	4.87%	3.22%
Risk-free interest rate	3.83%	3.40%	2.09%
Volatility	34.0%	32.90%	16.69%
Expected life (years)	4.7	3.9	3.5
Weighted average fair value of options granted during the year	$3.82	$4.38	$3.05

Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company’s Common Stock at the close of business on December 28, 2005 (“Underwater Options”) which have remaining vesting requirements. As a result of these amendments, all Underwater Options, which represent all outstanding options (to purchase approximately 1,497,000 shares of the Company’s Common Stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005. Of the options accelerated, approximately 120,000 options are held by non-employee directors, approximately 868,000 are held by officers of the Company and the balance are held by other employees of the Company. Because the company has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, and because these options were priced above the then current market price, the acceleration of vesting of these options did not require accounting recognition in the Company’s financial statements. The options were accelerated to reduce the financial statement expense impact in 2006 and beyond of a new accounting standard (SFAS No. 123(R), “Share Based Payment”) for stock based compensation (described below under the heading “Recently Issued Accounting Standards”). Management believes that accelerating the vesting of these options prior to the adoption of the new accounting standard will result in the Company not being required to recognize compensation expense in 2006 in the amount of approximately $1.6 million (pre-tax) and in subsequent years through 2010 of approximately $3.7 million (pre-tax).

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation. In 2004, the Company restated its prior year segment disclosures to be consistent with the new segment classifications. See Note 22 for a discussion of the reclassification of the Company’s segments.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans, based on the grant-date fair value of the award. This Statement applies to all awards unvested or granted after the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123(R) is effective as of the beginning of the first annual period beginning after June 15, 2005. The Company adopted SFAS 123(R) effective January 1, 2006, using the modified prospective method and currently expects that the impact, if any, will not be material to the Company’s financial position or ongoing results of operations.

Note 3—Acquisitions

Kids Line

In December 2004,  the Company purchased all of the outstanding equity interests in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed on December 16, 2004, as of December 15, 2004.   Kids Line is a designer and distributor of infant bedding products, and its assets consisted primarily of accounts receivable and inventory and intangible assets. At closing, the Company paid approximately $130.5 million (adjusted in 2005 to $130.6 million), which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement, however, includes the potential payment of contingent consideration (the “Earnout Consideration”).  The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ended November 30, 2007), and shall be paid at the times described in the Purchase Agreement (approximately the third anniversary of the closing date). The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill when and if it is earned.

In connection with the Purchase, the Company and certain of its subsidiaries entered into a Financing Agreement dated as of December 15, 2004, as amended on March 18 and March 31, 2005 (the “Financing Agreement”), with the lenders named therein and Ableco Finance LLC, as collateral agent and as administrative agent (the “Agent”). The Financing Agreement consisted of a term loan in the original principal amount of $125 million which was scheduled to mature on November 14, 2007 (the “Term Loan”). The Company used the proceeds of the Term Loan to substantially finance the Purchase and pay fees and expenses related thereto. See Note 8 of Notes to Consolidated Financial Statements.

The following table summarizes the allocation of the purchase price based upon fair values of the assets acquired and liabilities assumed at the date of the Kids Line acquisition, as of December 31, 2005. The fair values of certain intangibles were based upon a third-party valuation of such assets:

As of December 31, 2005
(In Thousands)
Current assets	$23,466
Property, plant and equipment	230
Other assets	133
Goodwill	79,100
Customer relationships	31,100
Kids Line trade name	5,300
Backlog	358
Non-competition agreement	33
Total assets acquired	139,720
Current liabilities assumed	(9,160)
Net assets acquired	$130,560

Based on an analysis of the provisions of SFAS No. 141, management believes that the customer relationships and Kids Line® trade name intangible assets purchased in the acquisition have an indefinite life. Goodwill of $79,100,000 was assigned to the Company’s infant and juvenile segment for Kids Line. The aggregate amount of goodwill and intangible assets expected to be deductible for tax purposes is estimated to be $115,892,000.

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2004 and 2003 assumes the acquisition of Kids Line LLC occurred as of January 1, of each period.

	Years Ended December 31,
	2004	2003
Net sales	$326,066,000	$382,009,000
Net income	(13,879,000)	37,978,000
Net income per share:
Basic	$(0.67)	$1.84
Diluted	$(0.67)	$1.83

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

Sassy

On July 26, 2002, pursuant to the terms of an asset purchase agreement, a wholly-owned subsidiary of the Company acquired the business and substantially all the assets of Sassy Inc. (“Sassy”), a designer, manufacturer and distributor of baby and juvenile products based in Grand Rapids, Michigan. The assets acquired, including the Sassy trade name and distribution rights to certain baby soothing and comforting products from MAM Babyartikel, GmbH, of Vienna Austria (“MAM”), continue to be used by the Company in Sassy’s business, which is part of the Company’s infant and juvenile segment (see Note 22). In 2005, the Company made final performance-based payments, as defined in the asset purchase agreement, of $413,000 which were recorded as compensation expense in accordance with the Company’s determination in accordance with Emerging Issues Task Force (“EITF”) No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. As of December 31, 2005, there are no further purchase price obligations related to the acquisition of Sassy in 2002. Based on an analysis of the provisions of SFAS No. 141, management believes that the Sassy trade name and MAM distribution agreement purchased in the acquisition have an indefinite life. Goodwill of $10,141,000 was assigned to the Company’s infant and juvenile segment for Sassy. The aggregate amount of goodwill and intangible assets expected to be deductible for tax purposes is estimated to be $27,948,000. The results of operations of Sassy, Inc. have been included in the Company’s Consolidated Statements of Operations since July 26, 2002.

Note 4—Goodwill and Intangible Assets

The significant components of intangible assets consist of the following:

	Weighted Average Amortization Period	December 31, 2005	December 31, 2004

MAM distribution agreement and relationship	Indefinite life	$10,400,000	$10,400,000
Sassy trade name	Indefinite life	7,100,000	7,100,000
Applause trade name	Indefinite life	7,646,000	7,679,000
Kids Line customer relationships	Indefinite life	31,100,000	31,100,000
Kids Line trade name	Indefinite life	5,300,000	5,300,000
Other intangible assets	0.3 years	53,000	348,000
Total intangible assets		$61,599,000	$61,927,000

Other intangible assets as of December 31, 2005 includes the Kids Line and Sassy non-compete agreements. Other intangible assets in 2004 included the Kids Line backlog, with a 2 month life, and Kids Line and Sassy non-compete agreements of 4 and 5 years, respectively. Amortization expense was $295,000, $107,000 and $18,000 in 2005, 2004 and 2003, respectively. Estimated amortization expense for the fiscal years ending December 31, 2006 to December 31, 2009 is $26,000, $18,000, $8,000, and $1,000, respectively.

All of the Company’s goodwill is in the infant and juvenile segment. The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

Balance as of December 31, 2004	$89,213,000
Purchase price adjustment of goodwill	29,000
Balance as of December 31, 2005	$89,242,000

Note 5—Financial Instruments

Marketable Securities and Other Investments

During 2004, the Company liquidated its marketable securities such that as of December 31, 2005 and 2004, the balance was zero. The liquidation in 2004 resulted in realized gains on sales of available-for-sale marketable securities of $839,000 for the year ended December 31, 2004. The proceeds from the liquidation were used to pay the special $7.00 per share dividend (See Note 25 – Dividends).

Foreign Currency Forward Exchange Contracts

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At December 31, 2005, the Company’s forward contracts have expiration dates which range from one to twelve months.

Prior to 2005, these contracts were treated as cash flow hedges under SFAS 133. In 2005, the Company accounted for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the statement of operations. At December 31, 2005 and 2004, unrealized losses of $161,000 and $350,000, respectively, relating to forward contracts are included in accrued expenses in the Consolidated Balance Sheets.

The Company has forward contracts to exchange British pounds sterling, Canadian dollars and Australian dollars for United States dollars with notional amounts of $3,336,000 and $9,465,000 as of December 31, 2005 and 2004, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $6,377,000 and $744,000 as of December 31, 2005 and 2004, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Concentrations of Credit Risk

As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution.

The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for approximately 18% of the consolidated net sales of the Company and approximately 39% of the net sales of the infant and juvenile segment during 2005. The loss of this customer, or a significant reduction in the volume of business conducted with such customer, could have a material adverse impact on the Company. The Company’s infant and juvenile segment is dependent on several other large customers, the loss of one or more of which could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales. See Item 1A, “Risk Factors.”

Factoring of Accounts Receivable, Trade

On December 30, 2005, Russ Berrie (U.K.) Limited (“Russ UK”) entered into a Framework Agreement (“the A/R Agreement”) with Barclays Bank PLC (“Barclays”), pursuant to which Russ UK sold to Barclays all existing and future accounts receivable created during the term of the A/R Agreement, subject to an aggregate maximum facility limit of £6.0 million (approximately $10.2 million) outstanding at any time. For each transaction, Barclays will advance to Russ UK 75% of the value of the eligible accounts receivable, subject to reduction under certain circumstances and applicable reserves, in advance of their due dates. The remaining portion of the accounts receivable sold, including the full amount of any receivables not eligible for advance, less fees and expenses owing to Barclays, is paid to Russ UK upon collection of the related receivable. The amount due from Barclays of approximately $4.9 million is included in prepaid expenses and other current assets as of December 31, 2005.

On December 30, 2005, Russ UK sold net receivables outstanding pursuant to the A/R Agreement of approximately £6.7 million (approximately $11.5 million) and received cash of approximately £3.8 million (approximately $6.5 million), consisting of 75% of the eligible accounts receivable sold, less approximately £1.2 million (approximately $2.1 million) due to the initial sales of receivables not eligible for advance.

The term of the A/R Agreement is one year with automatic renewals for additional one year periods unless either party provides advance notice of its intention to terminate. A one-time fee of £30,000 (approximately $50,000) was payable at closing and facility fees of £1,750 (approximately $3,000) are due monthly. The discount on the sold receivables is calculated monthly on the net advance balance at month end at the rate of Barclays’ base rate plus 1.5%.

As a condition of the A/R Agreement, Russ UK took out an insurance policy with respect to certain of the receivables naming Barclays as loss payee. In the event of a customer default, Barclays has only limited recourse to Russ UK and only under circumstances where Russ UK fails to perform its obligations in respect of a particular debt transferred, which obligations consist of (i) providing evidence that Russ UK is not in breach of the relevant sales contract of the underlying debt and (ii) issuing a written demand for payment from the relevant account debtor.

Note 6—Inventory Reserves

The Company values inventory at the lower of cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a write-down of inventory to fair market value based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. During the fourth quarter of 2005, in connection with its previously announced domestic gift restructuring plan, the Company conducted a comprehensive review of its gift product line to identify product categories and individual items that did not fit into its future sales and marketing plans. As a result of this review, an additional inventory write-down of $4.2 million (pre-tax) was recorded in the fourth quarter of 2005. The Company is selling substantially all of this inventory through other than its normal sales channels. In June 2004, in response to changes in product direction made under its then recently appointed CEO, an inventory write-down of $13 million (pre-tax) was recorded in the second quarter of 2004 to reflect inventory in the gift segment at its lower of cost or market value. A significant change in demand for the Company’s products could result in a change in the amount of excess inventories on hand, however the Company manages inventory and monitors product purchasing to minimize this risk. Although the Company does not anticipate further material inventory write-downs at this time, a significant change in demand for the Company’s products or the identification of additional product items or categories that do not fit into the Company’s future plans could result in a change in the amount of excess inventories on hand.

Note 7—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2005	2004
Land	$690,000	$2,049,000
Buildings	2,070,000	5,955,000
Machinery and equipment	40,807,000	40,648,000
Furniture and fixtures	3,916,000	4,519,000
Leasehold improvements	14,393,000	15,687,000
	61,876,000	68,858,000
Less Accumulated depreciation and amortization	(44,020,000)	(42,083,000)
Construction and system development in progress	—	1,915,000
	$17,856,000	$28,690,000

In 2004, construction and system development in progress represented primarily the costs capitalized on the Company’s continued implementation of a new computer system.

Note 8—Debt

In connection with the Purchase of Kids Line as of December 14, 2004, the Company and certain of its subsidiaries entered into a financing agreement (the “Financing Agreement”). The Financing Agreement consisted of a term loan in the original principal amount of $125.0 million which was scheduled to mature on November 14, 2007 (the “2004 Term Loan”). The Company used the proceeds of the 2004 Term Loan to substantially finance the Purchase and pay fees and expenses related thereto. The 2004 Term Loan was repaid in full and the Financing Agreement was terminated in connection with the execution of the 2005 Credit Agreement, discussed below, as of June 28, 2005. There were no fees paid as a result of the early termination of the Financing Agreement. However, in conjunction therewith, the Company wrote off the remaining unamortized balance of approximately $4.8 million in deferred financing costs.

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”). As of December 31, 2005, the Company was not in compliance with the “Total Debt to EBITDA Ratio” covenant in the 2005 Credit Agreement. In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the Infantline Credit Agreement (defined below), which is part of the LaSalle Refinancing. The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement, which was scheduled to mature on June 28, 2010. In addition, the Company will write-off, in the first quarter of 2006, approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc. (“Newco”), to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and infant and juvenile business, respectively. The Assignment transaction reinforces the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct. There are no cross-default provisions between the new Infantline Credit Agreement and Giftline Credit Agreement (described below).

Long-term debt at December 31, 2005 and 2004 consists of the following:

	December 31,
(Dollars in thousands)	2005	2004
2004 Term Loan	$—	$125,000
LaSalle Term Loan A	4,593	—
LaSalle Term Loan B	40,000	—
	44,593	125,000
Less current portion	2,600	25,250
Long-term debt	$41,993	$99,750

The aggregate maturities of long-term debt at December 31, 2005 are as follows:

(Dollars in thousands)	Prior to the effect of the LaSalle Refinancing	After giving effect to the LaSalle Refinancing
2006	$2,600	$7,500
2007	1,993	9,000
2008	—	11,500
2009	—	14,500
2010	40,000	15,000
Thereafter	—	2,500
Total	$44,593	$60,000

1.                                       The LaSalle Refinancing – Effective March 14, 2006

A. The Infantline Credit Agreement

On March 14, 2006 (the “Closing Date”), Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”, and together with KL, the “Infantline Borrowers”), each a wholly-owned subsidiary of the Company, entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (the “Infantline Credit Agreement”). Unless otherwise specified herein, capitalized terms used but undefined in this Section A shall have the meanings ascribed to them in the Infantline Credit Agreement.

The commitments under the Infantline Credit Agreement (the “Infantline Commitments”) consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”). The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing.

The principal of the Term Loan will be repaid in installments as follows: (a) $750,000 on the last day of each calendar month for the period commencing March, 2006 through and including February, 2008, (b) $1 million on the last day of each calendar month for the period commencing March 2008 through and including February 2009 and $1.25 million on the last day of each calendar month for the period commencing March, 2009 through and including February 2011. A final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Revolving Loan) is due and payable on March 14, 2011, in each case subject to customary early termination provisions in accordance with the terms of the Infantline Credit Agreement.

The Infantline Commitments will bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans; provided, however, that from the closing date under the Infantline Credit Agreement until delivery of the financial statements and compliance certificate with respect to each of the fiscal year ended December 31, 2005 and the fiscal quarter ending March 31, 2006 (the “Initial Period”), the applicable interest rate margins shall be as follows:  2.25% for LIBOR Loans and 0.75% for Base Rate Loans.

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

In connection with the execution of the Infantline Credit Agreement, the Infantline Borrowers paid aggregate closing fees of $1.425 million and an aggregate agency fee of $25,000. An aggregate agency fee of $25,000 will be payable on each anniversary of the Closing Date. The Revolving Loan shall be subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.50% for unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.75% - 2.50% and other customary letter of credit administration fees. In addition, if the credit facility is terminated for any reason prior to the first anniversary of the Closing Date, the Infantline Borrowers shall pay an aggregate early termination fee of $950,000.

The Infantline Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and, commencing with fiscal year 2007, annual mandatory prepayments of the Term Loan shall be required in an amount equal to 50% of Excess Cash Flow for each fiscal year unless the Total Debt to EBITDA Ratio for such fiscal year was equal to or less than 2.00:1.00.

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the “Infantline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.

The Infantline Credit Agreement contains significant limitations on the ability of the Infantline Borrowers to distribute cash to Russ Berrie and Company, Inc. (“RB”), a corporate holding company, for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) of $2 million per year on the amount that can be provided to RB to pay corporate overhead expenses.

As a result of the LaSalle Refinancing, the obligation to pay the Earnout Consideration pursuant to the Kids Line acquisition (see Note 3) is no longer the obligation of RB, but the joint and several obligation of the Infantline Borrowers. With respect to the Earnout Consideration, the Infantline Borrowers will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, (i) Excess Revolving Loan Availability will equal or exceed $3.0 million and (ii) no violation of the Infantline Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.

In order to secure the obligations of the Infantline Borrowers, (i) the Infantline Borrowers have pledged and have granted security interests to the Agent in substantially all of their existing and future personal property, (ii) each Infantline Borrower has guaranteed the performance of the other Infantline Borrower, (iii) Sassy granted a mortgage for the benefit of the Agent and the lenders on its real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan and (iv) the Company pledged 100% of the equity interests of each of the Infantline Borrowers to the Agent (the “Infantline Pledge Agreement”). Pursuant to the Infantline Pledge Agreement, RB has agreed that it will function solely as a holding company and will not, without the prior written consent of the Agent, engage in any business or activity except for specified activities, including those relating to its investments in its subsidiaries existing on the Closing Date, the maintenance of its existence and compliance with law, the performance of obligations under specified contracts and other specified ordinary course activities.

B. The Giftline Credit Agreement

On March 14, 2006, (as amended on April 11, 2006 to clarify the application of a financial covenant) Russ Berrie U.S. Gift, Inc. (“Newco”) and other specified wholly-owned domestic subsidiaries of the Company (collectively, the Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”). Unless otherwise specified herein, capitalized terms used but undefined in this Section B shall have the meanings ascribed to them in the Giftline Credit Agreement.

The Giftline Credit Agreement contemplates the potential inclusion of additional lenders subsequent to the initial closing, and a simultaneous increase in the commitment, and the facility consists of a revolving credit loan commitment (a) before such commitment is increased, if at all, in an amount equal to the Borrowing Base minus amounts outstanding under the Canadian Credit Agreement (as defined below) and (b) after such commitment is increased, if at all, in an amount equal to the lesser of (i) $25.0 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory and, as of March 14, 2006, the Borrowing Base was approximately $18.9 million. The Giftline Borrowers did not draw down on the Giftline Revolver on the Closing Date.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver will bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus a margin of 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. Interest will be due and payable in the same manner as with respect to the Infantline Commitments.

In connection with the execution of the Giftline Credit Agreement, the Infantline Borrowers paid (on behalf of the Giftline Borrowers) aggregate closing fees of $150,000 and an aggregate agency fee of $20,000. Aggregate agency fees of $20,000 will be payable by the Giftline Borrowers on each anniversary of the Closing Date. The Giftline Revolver shall be subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.50% for unused amounts under the Giftline Revolver, and other fees as described with respect to the Giftline Revolver. If the commitment under the Giftline Credit Agreement is increased, an additional fee equal to 1% of the increase will be required. In addition, if the Termination Date (which includes customary termination events) occurs prior to the first anniversary of the Closing Date, the Giftline Borrowers shall pay a termination fee equal to 1% of the highest Maximum Revolving Commitment that had been in effect at any time prior to such termination.

All accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts will be swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

The Giftline Credit Agreement contains affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. In addition, the Giftline Credit Agreement contains the following financial covenants (the “Giftline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). In addition, at any time after December 31, 2007 in respect of which the Fixed Charge Coverage Ratio for the Computation Period ending as of the Fiscal Quarter end most recently preceding such date was less than 1.00 to 1.00, the aggregate amounts outstanding under the Giftline Credit Agreement and the Canadian Loan Agreement may not exceed $10.0 million.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to pay corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter.

In order to secure the obligations of the Giftline Borrowers, the Giftline Borrowers pledged and have granted security interests to the Administrative Agent in substantially all of their existing and future personal property, and each Giftline Borrower guaranteed the performance of the other Giftline Borrowers under the Giftline Credit Agreement. In addition, RB provided a limited recourse guaranty of the obligations of the Giftline Borrowers under the Giftline Credit Agreement. This guarantee is secured by a lien on the assets intended to be assigned to Newco pursuant to the Assignment. RB also pledged 100% of the equity interests of each of the Giftline Borrowers and 65% of its equity interests in certain of its First Tier Foreign Subsidiaries to the Administrative Agent (the “Giftline Pledge Agreement”). The Giftline Pledge Agreement contains substantially similar limitations on the activities of RB as is set forth in the Infantline Pledge Agreement.

The Company’s ability to maintain compliance with the financial covenants under the 2006 Credit Agreements is dependent, particularly in the case of the Giftline Credit Agreement, upon the successful implementation of the restructuring plan (described in Note 10 herein) and the Profit Improvement Plan and current operational plans. Based on these plans and management’s current projections, management believes that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements at least through December 31, 2006. However, in the event that the Company is unable to successfully implement the key elements of the Profit Improvement Plan, there can be no assurance that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements.

C.                                    Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, the Canadian Credit Agreement was amended to (i) replace references to the LaSalle Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, Newco executed an unsecured Guarantee (the “Newco Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.

D.                                    Economic Development Authority (“EDA”) Loan Agreement

Since 1983, the Company had been a guarantor of the EDA Loan Agreement, pursuant to which the EDA issued the EDA Bonds in the principal amount of $7,000,000 to finance the construction of the South Brunswick, New Jersey facility now leased by the Company from the Estate of Mr. Russell Berrie. Mr. Berrie (and after his death, his Estate) was the primary obligor with respect to the EDA Bonds. In connection therewith, the Company, in 1983, caused the issuance of a letter of credit in an amount of approximately $7.4 million to secure the payment obligations with respect to the EDA Bonds and had granted a security interest on accounts receivable and inventory of the Company up to $2.0 million to secure its obligations under its guarantee and the Amended and Restated Letter of Credit Reimbursement Agreement (“L/C RA”) executed in connection therewith.

Consummation of the Assignment, however, resulted in a covenant default under the documents governing the EDA Bonds and a default under the L/C RA and, as a result, among other things, would have permitted the EDA Standby L/C Issuer to demand cash collateral in respect of the EDA Standby L/C. In consideration for the agreement of the EDA Standby L/C Issuer to refrain for a specified time period from demanding such cash collateral or additional collateral, the Administrative Agent had agreed to issue, on behalf of the Giftline Borrowers, a letter of credit in an approximate amount of $7.4 million (the “Back-Stop L/C”) that could have been drawn upon by the EDA Standby L/C Issuer under specified circumstances, including any draw on the EDA Standby L/C or the failure of the EDA

Bonds to be redeemed by August 15, 2006. In consideration for the establishment of the Back-Stop L/C, the EDA Standby L/C Issuer granted to the Administrative Agent a 100% participation in all rights of the EDA Standby L/C Issuer under L/C RA, including the EDA Standby L/C.

On April 3, 2006, the Estate (with funds provided by Ms. Berrie) redeemed the EDA Bonds. As a result, the Company’s obligations under the guarantee discussed above (as well as the L/C RA, all letters of credit and related security interests) are in the process of being terminated.

E.                                     Earnout Security Documents

All capitalized terms used but undefined in this “Earnout Security Documents” Section shall have the meanings ascribed to them in the Giftline Credit Agreement.

As has been previously reported, the Company was obligated to pay the Earnout Consideration under the Kids Line Purchase Agreement. Pursuant to the Letter Agreement between the Infantline Borrowers and California KL Holdings, Inc., and the other parties thereto (the “Letter Agreement”), the Infantline Borrowers have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in the place of the Company. In connection therewith, the Earnout Security Documents have been amended to effect the partial release of the Company as obligor and the full release of the security interests granted thereunder by any Giftline Borrowers. To secure the obligations of the Infantline Borrowers to pay the Earnout Consideration, the Infantline Borrowers have granted a subordinated lien on substantially all of their assets, on a joint and several basis, and the Company has granted a subordinated lien on the equity interests of each of the Infantline Borrowers to the Earnout Sellers Agent. All such security interests and liens are subordinated to the senior indebtedness of the Infantline Borrowers arising under the Infantline Credit Agreement. The Earnout Consideration is not secured by the Giftline Borrowers or their assets or equity interests.

2.                                       2005 Credit Agreement – Effective June 28, 2005 through March 13, 2006

The Company and certain of its domestic wholly-owned subsidiaries party thereto (the “Specified Subsidiaries”), entered into a $105.0 million credit agreement dated as of June 28, 2005, and amended as of August 4 and October 11, 2005 (the “2005 Credit Agreement”), with the financial institutions parties thereto as Facility A Lenders, the financial institutions parties thereto as Facility B Lenders, LaSalle Bank National Association, in its capacity as “Issuing Bank” thereunder, LaSalle Business Credit, LLC (in its individual capacity, “LaSalle”), as administrative agent (in such capacity, the “Administrative Agent”) for the lenders and the Issuing Bank, and those lenders, if any, designated therein as the “Documentation Agent” or “Syndication Agent”. On October 11, 2005, the Company and its lenders amended provisions of the 2005 Credit Agreement unrelated to the Financial Covenants. Unless otherwise specified herein, capitalized terms used but undefined herein shall have the meanings ascribed to them in the 2005 Credit Agreement. Amounts available under the 2005 Credit Agreement were used for working capital requirements and general corporate purposes.

The obligations under the 2005 Credit Agreement (the “Commitments”) consisted of Facility A Obligations and Facility B Obligations. The Facility A Obligations were comprised of: (a) a $52.0 million revolving credit facility (the “Revolving Loan”), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $10.0 million; and (b) a $13.0 million term loan facility (“Term Loan A”). The Facility B Obligations consisted of a $40.0 million term loan facility (“Term Loan B”). Assuming no default or event of default, on the terms and conditions set forth in the 2005 Credit Agreement, and subject to the payment of applicable fees, the Revolving Loan could have been increased to a maximum of $75.0 million. As of December 31, 2005, the Company had $31.9 million outstanding under the Revolving Loan.

The principal of Term Loan A was due in equal monthly installments of $216,666.67 (subject to reduction by prepayments), to be made on the last day of each month (commencing July 31, 2005). A final installment in the aggregate amount of the unpaid principal balance of Term Loan A (in addition to all outstanding amounts under the Revolving Loan) was due and payable on June 28, 2010, and the principal of Term Loan B was due and payable on December 28, 2010, in each case subject to earlier termination in accordance with the terms of the 2005 Credit Agreement. Notwithstanding the foregoing, the Company was required to repay Term Loan B in full upon a full redemption of the Facility A Obligations.

The Commitments bore interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio. Interest rates as of December 31, 2005 were as follows:

	LIBOR loans	Base rate loans
Revolver Loan	5.48375%	7.50%
Term Loan A	5.98375%	8.00%
Term Loan B	11.71%	—

Interest was due and payable (i) with respect to Base Rate Loans, monthly in arrears on the last day of each calendar month, upon a prepayment and at maturity and (ii) with respect to LIBOR Loans, on the last day of each Interest Period, upon a prepayment (and if the Interest Period was in excess of three months, on the three-month anniversary of the first day of such Interest Period), and at maturity.

In connection with the execution of the 2005 Credit Agreement and the Canadian Credit Agreement, the Company recorded approximately $2.3 million of deferred financing costs which are included in “other assets” on the Consolidated Balance Sheet at December 31, 2005 and were being amortized over the five-year period of the Commitments. These deferred financing costs will be written off in the first quarter of 2006 as a result of the LaSalle Refinancing in March 2006. The Revolving Loan was subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 0.375% - 0.50% for unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.50% - 2.25% (subject to increase by 2% at any time an event of default exists), customary letter of credit administration fees and a letter of credit fronting fee in amounts agreed to by the Company and the Issuing Bank. Notwithstanding the foregoing, during the Initial Period, the non-use fee was equal to 0.375% and the letter of credit fee was equal to 1.75%.

The 2005 Credit Agreement contained the following financial covenants (the “Financial Covenants”):  (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) a minimum Excess Revolving Loan Availability requirement of $2.5 million. Excess Revolving Loan Availability at December 31, 2005 was approximately $15.725 million. With respect to dividends, the Company was permitted to pay a dividend so long as before and after giving effect to the payment of such dividends, Excess Revolving Loan Availability would equal or exceed $15 million and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result therefrom. Any such dividends could be declared no more frequently than quarterly and were required to take the form of regular cash dividends. With respect to the Earnout Consideration, the Company was permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, Excess Revolving Loan Availability would equal or exceed $15 million and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result there from. As of December 31, 2005, the Company was not in compliance with the “Total Debt to EBITDA Ratio” covenant in the 2005 Credit Agreement. However, because the Company completed the LaSalle Refinancing on March 14, 2006, the long-term debt at December 31, 2005 remains classified as long-term.

As contemplated by the 2005 Credit Agreement, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), entered into on June 30, 2005, as of June 28, 2005, and amended as of August 4 and October 11, 2005, a separate  credit agreement with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank (the “Canadian Credit Agreement”) with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”), with a sub-facility for letters of credit in an amount not to exceed U.S. $2.0 million. If there was no default or event of default occurring under the Canadian Credit Agreement, upon the terms and conditions set forth therein, and subject to the payment of applicable fees, the Canadian Revolving Loan could have been increased to a maximum commitment of U.S. $15.0 million. All outstanding amounts under the Canadian Revolving Loan were to be due and payable on June 28, 2010, subject to earlier termination in accordance with the terms of the Canadian Credit Agreement.

The Canadian Revolving Loan will bear interest at a rate per annum equal to the sum of (x)(i) the Base Rate or the Canadian Base Rate (as defined in the Canadian Credit Agreement), at the option of Amrams (for Base Rate Loans) or (ii) the LIBOR Rate (for LIBOR Loans) plus (y) an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio. The interest rate as of December 31, 2005 was 7.25%. The Canadian Credit Agreement is described in further detail in the Second Quarter 10-Q. The Canadian Credit Agreement was amended in connection with the execution of the 2006 Credit Agreement, as described above.

In order to secure its obligations under the Canadian Credit Agreement, Amrams has granted security interests to the administrative agent there under in substantially all of its real and personal property. In addition, the Company has executed an unsecured Guarantee (the “Canadian Guaranty”) to guarantee the obligations of Amrams under the Canadian Credit Agreement, which guaranty was released in connection with the 2006 Credit Agreement.

3.                                       2004 Term Loan – Effective December 14, 2004 through June 28, 2005

As noted above, the Financing Agreement consisted of the 2004 Term Loan in the original principal amount of $125 million and was scheduled to mature on November 14, 2007. The 2004 Term Loan bore interest at an annual rate equal to a base rate (which was subject to a minimum rate of 4.75% per annum) plus a spread of 4.25%, or a LIBOR rate (which was subject to a minimum rate of 1.75% per annum) plus a spread of 7.00%. The spreads were adjusted to 5.25% and 8.00%, respectively, pursuant to a March 2005 amendment, subject to further adjustment downward if certain EBITDA milestones were met. Pursuant to the amendment, the Company also prepaid $18.25 million of the 2004 Term Loan.

Under the Financing Agreement, as amended, the Company was required to make prepayments of the 2004 Term Loan in an amount equal to $1.75 million per quarter with the balance due at maturity. In addition, beginning with the fiscal year ending December 31, 2005, the Company would have been required to make annual mandatory prepayments of the Term Loan, with specified percentages of excess cash flow and the proceeds of certain asset sales, debt issuances, equity issuances, tax refunds, insurance and other extraordinary receipts.

To secure the 2004 Term Loan, Ableco Finance LLC, as agent, had a lien on substantially all of the assets of the Company, and California KL Holdings, Inc., as agent, had a subordinated lien on these assets. The Company also pledged the equity interests of certain of its subsidiaries to the agent and provided an evergreen irrevocable letter of credit in an amount of $10 million, which the agent could draw upon if there was an event of default or other events specified under the Financing Agreement occurred. In addition, the Company’s domestic subsidiaries provided certain guarantees and security interests to the agent in order to secure the Company’s obligations.

The Financing Agreement, as originally executed, contained, among other things, various monthly and quarterly financial covenants to which the Company and its subsidiaries were subject, including a Funded Debt Ratio, a Fixed Charge Coverage Ratio, a Consolidated EBITDA covenant, an Infant Line EBITDA covenant and a Minimum Qualified Cash covenant. The amendment referred to above was executed because the Company believed that it would not be in compliance, as of March 31, 2005, with the Consolidated EBITDA Covenant and the Funded Debt Ratio set forth in the Financing Agreement as originally executed, and had substantial concerns over whether the Company would be in compliance with such covenants for the remainder of 2005.

For more information regarding the 2004 Term Loan, see the Current Report on Form 8-K filed by the Company with the SEC on December 22, 2004.

Note 9—Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004
Sales commissions	$734,000	$1,242,000
Interest	796,000	528,000
Payroll and incentive compensation	3,777,000	3,033,000
Restructuring	1,862,000	3,955,000
Executive deferred compensation	1,987,000	2,087,000
Rebates	2,159,000	4,408,000
Legal & professional	1,375,000	2,917,000
Other (a)	14,840,000	17,034,000
Total	$27,530,000	$35,204,000

(a) – No item exceeds five percent of current liabilities.

Note 10—Costs Associated With Disposal Activity

On September 28, 2004, the Company announced a corporate restructuring designed to align the Company’s management and sales organization with its strategic plans and to right-size its expense structure. The restructuring included the immediate elimination of approximately 75 domestic positions and resulted in a pretax charge of $4.1 million in the third quarter of 2004, primarily related to severance costs. Although these employees are no longer employees of the Company, payments continued through the fourth quarter of 2005. These provisions were included in selling general and administrative expenses in the Consolidated Statement of Operations and are all related to the Company’s gift segment.

In furtherance of its efforts to right-size infrastructure, during the fourth quarter of 2004, the Company reduced headcount by 38 positions in the Company’s Eastern Asia operations and recorded a restructuring charge of $.6 million in connection therewith. Also during the fourth quarter, with respect to its domestic operations, the Company reduced headcount by nine positions and recorded a restructuring charge of $1.6 million in connection therewith. Although these employees are no longer employees of the Company, payments continued through the fourth quarter of 2005. All costs associated with these restructurings were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and are all related to the Company’s gift segment.

In November 2005, the Company began implementation of a further restructuring of its domestic gift business to reduce expenses, right-size the infrastructure consistent with current business levels and re-align domestic gift operations to better meet the needs of different distribution channels. The restructuring included the immediate elimination of approximately 50 positions, which resulted in a pre-tax restructuring charge of approximately $1.4 million in the fourth quarter of 2005, primarily related to employee severance costs. Additional restructuring charges of approximately $1.5 million were incurred in 2005 primarily as a result of right-sizing the Company’s Eastern Asian and European gift operations. As part of the restructuring, the Company also commenced a plan to reduce its facilities expenses by rationalizing certain warehouse and distribution activities in 2006.

The Company reassesses the reserve requirements under the restructuring efforts at the end of each reporting period. Below is the rollforward of the restructuring accrual:

	Employee	Facility
	Separation	Exit Cost	Total

Balance @ 12/31/02	$—	$—	$—
2003 Provision	1,992,000	179,000	2,171,000
Less Payments	1,504,000	207,000	1,711,000
Additional Cost Incurred	—	115,000	115,000
Balance @ 12/31/03	$488,000	$87,000	$575,000

2004 Provision	7,119,000	—	7,119,000
Less Payments	3,762,000	67,000	3,829,000
Additional Cost Incurred	90,000	—	90,000
Balance @ 12/31/04	$3,935,000	$20,000	$3,955,000

2005 Provision	2,892,000	181,000	3,073,000
Less Payments	5,196,000	128,000	5,324,000
Additional Cost Incurred	100,000	58,000	158,000
Balance @ 12/31/05	$1,731,000	$131,000	$1,862,000

Note 11—Sale of Bright of America

Effective August 2, 2004, the Company sold substantially all of the net assets from one of its then non-core subsidiaries, Bright of America, Inc. Assets of approximately $5.8 million less assumed liabilities of $0.7 million were sold for $4.1 million in cash and a $1.0 million promissory note bearing interest at 9% per annum, payable on October 31, 2007. The Company recorded a loss of approximately $158,000 net of tax, in the third quarter 2004 as a result of the sale. Until its sale on August 2, 2004, Bright generated net sales of approximately $4.9 million and net income of approximately $434,000 in 2004.

Note 12—Other (Expense)/Income

The significant components of other (expense)/income consist of the following:

	Years Ended December 31,
	2005	2004	2003
Investment income	$898,000	$3,488,000	$5,357,000
Interest expense	(15,454,000)	(612,000)	(70,000)
Foreign currency transactions, net	(300,000)	(455,000)	49,000
Impairment of long-term assets	—	(3,628,000)	—
Other	(51,000)	(239,000)	795,000
Total	$(14,907,000)	$(1,446,000)	$6,131,000

Note 13—Barter Transaction

During 2003, the Company entered into a barter transaction, exchanging inventory with a net book value of $1,192,000 for future barter credits to be utilized on future advertising, freight and other goods and services. Such credits were redeemable for a percentage of various goods and services purchased from certain vendors.

The credits were recorded at the fair value of the inventory exchanged, in accordance with APB 29, “Accounting for Non-Monetary Transactions” and EITF 93-11 “Accounting for Barter Transactions,” resulting in a pre-tax gain on this exchange of $491,000 which was recorded in the Company’s Consolidated Statement of Operations, in 2003.

In the fourth quarter of 2005, the Company evaluated the recoverability of such assets and determined that the likelihood of utilizing them was remote due to the lack of actual usage during 2005. Therefore, the Company wrote off the remaining value of the credits of $1,680,000 at December 31, 2005.

Note 14—Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

(Loss)/income before income tax (benefit)/provision is as follow:

	Years Ended December 31,
	2005	2004	2003
United States	$(22,633,000)	$(25,027,000)	$23,528,000
Foreign	(281,000)	(336,000)	24,904,000
	$(22,914,000)	$(25,363,000)	$48,432,000

Income tax (benefit)/provision consists of the following:

	Years Ended December 31,
	2005	2004	2003
Current (benefit)/provision
Federal	$(1,275,000)	$(9,322,000)	$7,463,000
Foreign	1,924,000	454,000	7,438,000
State	74,000	402,000	988,000
	723,000	(8,466,000)	15,889,000

Deferred (benefit)/provision
Federal	10,460,000	2,650,000	(2,204,000)
Foreign	51,000	232,000	195,000
State	951,000	221,000	(177,000)
	11,462,000	3,103,000	(2,186,000)
	$12,185,000	$(5,363,000)	$13,703,000

A reconciliation of the (benefit)/provision for income taxes with amounts computed at the statutory Federal rate is shown below:

	Years Ended December 31,
	2005	2004	2003
Tax at U.S. Federal statutory rate	$(8,020,000)	$(8,876,000)	$16,951,000
State income tax, net of Federal tax benefit	666,000	(706,000)	287,000
Foreign rate differences	(296,000)	(205,000)	(1,084,000)
Capital gain/loss adjustment	(504,000)	212,000	—
Foreign exchange	634,000	—	—
Charitable contributions	(103,000)	(162,000)	(668,000)
Tax advantaged investment income	(59,000)	(477,000)	(1,178,000)
Change in valuation allowance	13,771,000	1,803,000	294,000
Decrease in tax reserves	(1,705,000)	(326,000)	(520,000)
Tax on foreign dividends	7,081,000	3,355,000	—
Other, net	720,000	19,000	(379,000)
	$12,185,000	$(5,363,000)	$13,703,000

The Company has a United States federal income tax receivable of $1,046,000 as of December 31, 2005 as a result of foreign tax credit carry-backs generated in the calendar year ended December 31, 2004. The Company received a United States federal income tax refund of $8,393,000 during 2005 as a result of a net operating loss carry-back generated in the calendar year ended December 31, 2004. The Internal Revenue Service completed its audit of the Company’s 2002 federal income tax return during the first quarter of 2006. No additional tax was due as a result of the audit.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 which added Section 965 to the Internal Revenue Code. This section provides for a temporary dividends received deduction of 85% for dividends received by a shareholder from their controlled foreign corporations. The Company received $46,300,000 in dividends from certain of its controlled foreign corporations in 2004 and elected Section 965 treatment on these dividends on its Federal Income Tax return for 2004. The federal income tax provision related to these dividends which are included in the consolidated tax benefit for 2004, amounted to $3,355,000. During the second quarter of 2005, $2,360,000 of the provision was reversed as a result of the issuance of a Federal notice providing additional guidance related to the tax on these dividends.

The reversal of tax reserves resulted from changes in management’s estimates regarding certain tax exposures due to the closing of certain tax years.

Gross deferred tax assets were $24,684,000 and $12,404,000 as of December 31, 2005 and 2004, respectively. Gross deferred tax liabilities were $12,270,000 and $2,300,000 as of December 31, 2005 and 2004, respectively.

The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes were as follows:

	December 31,
	2005	2004
Assets/(liabilities)
Deferred tax asset—Current:
Inventory	$3,336,000	$2,344,000
Accrued expenses	848,000	698,000
Bad debts	642,000	—
Deferred Compensation	662,000	—
Other	97,000	611,000
Gross deferred tax asset—current	5,585,000	3,653,000
Less: valuation allowance	(3,311,000)	(793,000)
Net deferred tax asset—current	2,274,000	2,860,000

Deferred tax asset/(liability)—Non-current:
Foreign tax credit carryforward	9,071,000	—
Deferred compensation	113,000	712,000
Depreciation	(948,000)	(460,000)
Amortization	(5,619,000)	(1,799,000)
Other deferred liabilities	(50,000)	(41,000)
Charitable contributions carryforwards	3,383,000	3,731,000
Prepaid expenses	655,000	1,039,000
Loss on sale of business	(598,000)	—
Royalty reserve	904,000	—
Deferred gain on sale of building	817,000	—
Unrepatriated earnings of foreign subs	(5,055,000)	—
State net operating loss carryforwards	869,000	1,412,000
Foreign net operating loss carryforwards	2,485,000	300,000
Foreign impairment loss on fixed assets	508,000	508,000
Other foreign	284,000	816,000
Other	9,000	233,000
Gross deferred tax asset—non-current	6,828,000	6,451,000
Less: valuation allowance	(13,186,000)	(1,933,000)
Net deferred tax (liability)/asset—non-current	(6,358,000)	4,518,000
Total net deferred tax (liability)/asset	$(4,084,000)	$7,378,000

At December 31, 2005 and 2004, the Company has provided total valuation allowances of $16,497,000 and $2,726,000, respectively, on those deferred tax assets for which management has determined that it is more likely than not that such deferred tax assets will not be realized. These valuation allowances primarily relate to foreign tax credit carryforwards, charitable contributions, inventory, royalties, deferred compensation, bad debts, impairment losses on fixed assets and net operating loss carryforwards. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. The valuation allowance increased $13,771,000 in 2005 and $1,803,000 in 2004. At December 31, 2005, the Company has foreign net operating loss carryforwards aggregating $7,451,000 which expire at the earliest in 2019 with the balance of the carryforwards being indefinite.

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings. The Company has recorded a deferred tax liability of $5,055,000 related to the repatriation of its foreign subsidiaries’ undistributed earnings at December 31, 2005 that it is no longer treating as permanently reinvested due to the Company’s recent history of repatriation of earnings. The Company has sufficient foreign tax credit carryforwards to offset this deferred tax liability.

Note 15—Earnings Per Share

A reconciliation of basic weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	Years Ended December 31,
	2005	2004	2003
Average common shares outstanding	20,825,000	20,781,000	20,599,000
Dilutive effect of common shares issuable	—	—	98,000
Average common shares outstanding assuming dilution	20,825,000	20,781,000	20,697,000

All stock options outstanding at December 31, 2005 and 2004 to purchase shares of common stock were not included in the computation of earnings per common share as they were anti-dilutive. Stock options outstanding at December 31, 2003 to purchase 188,527 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

Note 16—Related Party Transactions

The Company’s facilities in Oakland, New Jersey (until its sale to an unaffiliated third party in January 2006), South Brunswick, New Jersey and Southampton, England are leased from parties related to the late Russell Berrie, entities established by him, or his estate. Rental expense under these leases for the years ended December 31, 2005, 2004 and 2003 were $5,959,000, $5,753,000 and $5,494,000, respectively. Since 1983, the Company had been a guarantor of a loan agreement, pursuant to which a bond was issued in the principal amount of $7.0 million (which amount was outstanding on Dec. 31, 2005) to finance the construction of one of the properties so leased. In connection therewith, the Company, in 1983, caused the issuance of a letter of credit in an amount of approximately $7.4 million (and on March 14, 2006, caused the issuance of a back-stop letter of credit in the same amount) to secure such payment obligations and had granted a security interest on accounts receivable and inventory of the Company up to $2.0 million to secure its obligations under its guarantee and the Amended and Restated Letter of Credit Reimbursement Agreement (“L/C RA”) executed in connection therewith. On April 3, 2006, the Estate of Mr. Russell Berrie (with funds provided by Ms. Berrie) redeemed such bonds. As a result, the Company’s obligations under the guarantee discussed above (as well as the L/C RA, all letters of credit and related security interests) are in the process of being terminated.

Certain of the Company’s investments were under management by Bear, Stearns & Co. Inc. (“Bear Stearns”) a firm of which a Director of the Company is a Vice-Chairman. Since December 31, 2004 there have been no investments with the firm. In addition, from time to time, the Company consults with or engages Bear Sterns to provide financial consulting services, including advice relating to potential acquisitions. In 2004, $1,775,000 was paid to Bear Stearns for such services.

During 2005 and 2004, the Company paid approximately $653,000 and $241,000, respectively, to Wilentz, Goldman & Spitzer, P.A. (“Wilentz”), a law firm that provided legal services to the Company. Mr. Rosner, who is deemed to beneficially own more than five percent of the Company’s Common Stock, was a shareholder and director of Wilentz until January 2005, when he became Of Counsel to Wilentz.

Note 17—Leases

At December 31, 2005, the Company and its subsidiaries are obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from three months to 17 years.

Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $8.6 million, $7.8 million and $8.2 million, respectively.

The approximate aggregate minimum future rental payments as of December 31, 2005 under operating leases are as follows:

2006	$8,492,000
2007	7,218,000
2008	6,537,000
2009	6,014,000
2010	5,330,000
Thereafter	31,258,000
Total	$64,849,000

Effective as of December 7, 2005, Amram’s entered into a Sale Agreement, with Bentall Investment Management LP (“Bentall”) as purchaser (the “Sale-Leaseback Agreement”), pursuant to which Amram’s agreed to sell its principal facility located in Brampton, Ontario (Canada) (the “Facility”) to Bentall for an aggregate purchase price of $10.2 million Canadian dollars (approximately US $8.8 million), subject to customary adjustments (the “Sale”). The Sale closed on December 29, 2005. In accordance with the terms of the Sale-Leaseback Agreement, on December 29, 2005, Amram’s entered into a lease agreement of approximately ten years at an annual net rental ranging over the term from approximately $737,498 Canadian dollars to $769,206 Canadian dollars (approximately U.S $632,773 to $659,979), payable monthly in advance, plus applicable taxes and defined operating costs (the “Amram’s Lease”). The Amram’s Lease is also subject to a management fee of 2% of the minimum annual rental, subject to adjustment as set forth therein. Amram’s has the option of extending the 10-year term for one additional term of 5 years, at then-market rental rates. The gain on the Sale-Leaseback of approximately $4.0 million has been deferred and will be recognized as income over the term of the lease.

Note 18—Stock Repurchase Program

In March 1990, the Board of Directors had authorized the Company to repurchase an aggregate of 7,000,000 shares of common stock.  As of December 31, 2005, 5,643,200 shares have been repurchased since the beginning of the Company’s stock repurchase program.  During the twelve months ended December 31, 2005, the Company did not repurchase any shares pursuant to this program or otherwise.

Note 19—Stock Plans

The Company currently operates under the 2004 Stock Option, Restricted and Non-Restricted Stock Plan and the 2004 Employee Stock Purchase Plan (collectively, the “2004 Stock Plans”). As of December 31, 2005 there were 1,507,844 shares of common stock reserved for issuance under the 2004 Stock Plans. Under the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”), options to purchase 3,436 shares of restricted stock were issued during the year ended December 31, 2004. The Company also continues to have options outstanding under the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the “Predecessor Plans”). Under the 1999 Predecessor Plans, options to purchase 6,009 shares and 6,464 shares of restricted stock were issued for the years ended December 31, 2003 and 2002, respectively. No awards could be made after December 31, 2003 with respect to the 1999 Predecessor Plans and after December 31, 1998 with respect to the 1994 Predecessor Plans. (Please refer to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters – Equity Compensation Plan Information” for further details with respect to outstanding options.)

The option price for the 2004 Option Plan and the Predecessor Plans is equal to the closing price of the Company’s common stock as of the date the option is granted, except for the options granted in 2000 which were repriced to the closing price of the Company’s stock effective February 29, 2000 and at $2.00 above the closing price of the Company’s stock price effective February 29, 2000 for the Company’s 1999 Stock Plan for Outside Directors. Generally, stock options under the 2004 Option Plan and the Predecessor Plans vest between one and five years from the grant date unless otherwise stated by the specific grant. Options generally expire 10 years from the date of grant. See Note 2 of Notes to Consolidated Financial Statements for information on the acceleration of certain vesting provisions. Activity regarding outstanding options for 2005, 2004 and 2003 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2002	590,337	25.08
Options Granted	350,889	34.12
Options Exercised	(122,177)	24.36
Options Cancelled	(29,380)	31.42
Outstanding as of December 31, 2003	789,669	22.31
Options Granted	1,203,288	26.56
Options Exercised	(1,086,064)	30.69
Options Cancelled *	(50,744)	33.38
Outstanding as of December 31, 2004	856,149	23.11
Options Granted	1,115,000	13.02
Options Exercised	—	—
Options Cancelled	(201,911)	19.62
Outstanding as of December 31, 2005	1,769,238	17.16
Option price range at December 31, 2005	$11.19 to $34.80
Option price range for exercised shares	—
Options available for grant and reserved for future issuance at December 31, 2005	1,376,122

The weighted-average fair value of options granted, on a per share basis, during the years 2005, 2004 and 2003 was $4.12, $4.38 and $3.05, respectively.

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

The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
18.500	2,305	1 Year	18.500	2,305	18.500
26.250	8,431	2 Year	26.250	8,431	26.250
23.625	6,564	3 Year	23.625	6,564	23.625
18.375	1,387	5 Year	18.375	1,387	18.375
20.750	4,546	6 Year	20.750	4,546	20.750
30.980	6,868	6 Year	30.980	6,868	30.980
34.800	10,759	7 Year	34.800	10,759	34.800
19.530	250,000	8 Year	19.530	250,000	19.530
22.210	400,000	8 Year	22.210	400,000	22.210
34.050	78,378	8 Year	34.050	78,378	34.050
13.050	635,000	9 Year	13.050	635,000	13.050
13.060	120,000	9 Year	13.060	120,000	13.060
13.740	5,000	9 Year	13.740	5,000	13.740
11.610	135,000	9 Year	11.610	135,000	11.610
13.740	50,000	9 Year	13.740	50,000	13.740
11.190	15,000	9 Year	11.190	15,000	11.190
11.520	40,000	9 Year	11.520	40,000	11.520
	1,769,238			1,769,238

The fair value of each option granted under the stock option plans or otherwise is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Stock Options Outstanding
Dividend yield	1.009%	4.87%	3.22%
Risk-free interest rate	3.83%	3.40%	2.09%
Volatility	34.0%	32.90%	16.69%
Expected life (years)	4.7	3.9	3.5

Under the 2004 Employee Stock Purchase Plan, the purchase price is the lesser of 85% of the closing market price of the stock on either the first trading day or the last trading day of the plan year.  Under the 1999 Employee Stock Purchase Plan, the purchase price was 90% of the closing market price of the stock on the first business day of the Plan year. Information regarding the 2004 and 1999 Employee Stock Purchase Plans for 2005, 2004 and 2003 is as follows:

	Employee Stock Purchase Plans
	2005	2004	2003
Exercise Price	$9.70	$19.41	$31.32
Shares Issued	11,497	6,781	4,823

As of December 31, 2005, the 2004 Employee Stock Purchase Plan has 131,722 shares reserved for future issuance. The fair value of each option granted under the 2004 and 1999 Employee Stock Purchase Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2005	2004	2003
2004 and 1999 Employee Stock Purchase Plans
Dividend yield	1.03%	6.18%	3.22%
Risk-free interest rate	4.35%	1.31%	1.38%
Volatility	50.0%	31.00%	16.69%
Expected life (years)	1.0	1.0	1.0

Note 20—401(k) Plan

The Company and its U.S. subsidiaries maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 2005, 2004 and 2003 was $1,408,000, $1,585,000 and $1,562,000, respectively.

Note 21—Deferred Compensation Plan

Prior to December 31, 2005, the Company had a Deferred Compensation Plan (the “Plan”) for certain employees. The obligations of the Company under the Plan consist of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, and (ii) notional earnings on the foregoing amounts. The obligations are payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. In December 2005, the Board of Directors of the Company authorized the discontinuation of the Plan as of December 31, 2005. The Plan assets have been converted into cash as of December 31, 2005. The Plan assets as of December 31, 2005 and 2004 of $0 and $1,670,000 and the Plan liabilities $1,987,000 and $2,087,000, respectively, are included in “Other Assets” and “Accrued Expenses”, respectively on the Company’s consolidated balance sheet. The Company made distributions of pre-2005 deferrals to the Plan participants of $1,708,000 in January of 2006, including earnings credited to participant’s accounts. Amounts deferred during 2005 totaling approximately $289,000 plus earnings will be distributed in 2007.

Note 22—Segment, Geographic and Related Information

In 2005, the Company operated in two segments: (i) the Company’s gift business and (ii) the Company’s infant and juvenile business, which includes the Company’s July 26, 2002 acquisition of Sassy, Inc. and the Company’s December 15, 2004 acquisition of Kids Line, LLC. This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations. There are no inter-segment revenues to eliminate. Corporate assets and overhead expenses are included in the gift segment. At December 31, 2004, the Company operated in three business segments: (i) the Company’s gift business, (ii) the infant and juvenile business and (iii) the non-core business, which included Bright of America, Inc., which was sold by the Company as of July 31, 2004. Prior to the acquisition of Kids Line, the Company had only two reportable segments: (i) core, now known as gift, and (ii) non-core, which previously included Sassy and Bright of America, Inc. As a result, in 2004, the Company reclassified the 2003 two-segment information to be consistent with the 2004 three-segment presentation.

The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries. The Company’s infant and juvenile businesses design and market products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products,  and consists of Sassy, Inc., since its acquisition on July 26, 2002, and Kids Line, since its acquisition as of December 15, 2004. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy specialty, food, drug and independent retailers, apparel stores and military post exchanges. The Company’s non-core business consisted of Bright of America, Inc. whose products included educational products, placemats, candles and home fragrance products until its sale as of July 31, 2004. These products were sold to customers primarily in the United States through mass marketers.

	(Dollars in Thousands) Years Ended December 31,
	2005	2004	2003
Gift:
Net sales	$158,512	$203,854	$269,327
Operating income/(loss)	(42,130)	(32,827)	34,275
Depreciation and amortization	5,746	6,152	5,556
(Loss)/income before income taxes	$(41,948)	$(34,191)	$40,053

Infant and juvenile:
Net sales	$131,644	$57,216	$50,330
Operating income/(loss)	34,123	8,494	6,628
Depreciation and amortization	1,088	784	993
Income before income taxes	$19,034	$8,420	$6,627

Non-core:
Net sales	$—	$4,889	$10,030
Operating income/(loss)	—	416	1,398
Depreciation and amortization	––	464	310
Income before income taxes	$—	$408	$1,752

Consolidated:
Net sales	$290,156	$265,959	$329,687
Operating income/(loss)	(8,007)	(23,917)	42,301
Depreciation and amortization	6,834	7,110	6,859
(Loss)/income before income taxes	$(22,914)	$(25,363)	$48,432

Total assets of each segment were as follows:

	(Dollars in Thousands) December 31,
	2005	2004
Gift	$111,129	$201,096
Infant and juvenile	219,463	210,002
Total	$330,592	$411,098

The following table represents financial data of the Company by geographic area.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Revenues:
United States	$203,302	$171,843	$210,493
Europe	43,977	46,682	63,548
Other	42,877	47,434	55,646
Total	$290,156	$265,959	$329,687

Net Income:
United States	$(32,360)	$(18,977)	$17,458
Europe	(6,193)	(3,669)	8,798
Other	3,454	2,646	8,473
Total	$(35,099)	$(20,000)	$34,729

Identifiable Assets at December 31:
United States	$273,397	$327,029	$328,357
Europe	29,704	48,583	73,000
Other	27,491	35,486	61,391
Total	$330,592	$411,098	$462,748

There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States. Outside of the United States, no single country is deemed material for separate disclosure.

Concentration of Risk

Substantially all of the Company’s gift and infant and juvenile products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of the Company’s personnel. During 2005, approximately 89% of the Company’s products were produced in Eastern Asia, approximately 3% in the United States (U.S.) and approximately 8% in other foreign countries. Purchases in the United States predominantly consist of displays, corrugated and retail packaging items and plastic feeding items.

The Company utilizes approximately 130 manufacturers in Eastern Asia, with facilities primarily in the People’s Republic of China (“PRC”). During 2005, approximately 89% of the Company’s dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

A significant portion of the Company’s staff of approximately 200 employees in Hong Kong and Korea, and the cities of Shenzhen and Qingdao in the PRC, monitor the production process with responsibility for the quality, safety and prompt delivery of the Company’s products as well as design and product development as described earlier. Members of the Company’s Eastern Asia staff make frequent visits to such manufacturers. Certain of the Company’s manufacturers sell exclusively to the Company. In 2005, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 16% of such purchases and the five largest suppliers accounted for approximately 40% in the aggregate. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials.

See Note 2 above for information regarding dependence on certain large customers.

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

In connection with the Company’s purchase of Kids Line, LLC, the aggregate purchase price includes a potential payment of Earnout Consideration as more fully described in Note 3. The amount of Earnout Consideration, if any, is not currently determinable.

The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. All license agreements, other than the agreement with MAM Babyartikel GmbH (which has a remaining term of five years), are for three year terms with extensions if agreed to by both parties. Some of these license agreements include prepayments and minimum guarantee royalty payments. The amount of guaranteed royalty payments with respect to all license agreements over the next three years aggregates $5.6 million. The Company’s royalty expense for the years 2005, 2004 and 2003 was $1,800,000, $697,000 and $497,000, respectively.

Note 24—Quarterly Financial Information (Unaudited)

The following selected financial data for the four quarters ended December 31, 2005 and 2004 are derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented. The quarter ended December 31, 2005 includes a restructuring charge of $1.4 million before tax, an inventory write-down of $4.2 million before tax, a charge of $1.7 million before tax from the write-down of barter credits, a charge of $2.3 million before tax for a reserve against future royalty guarantees for a total charge of $9.6 million before tax. In addition, the quarter ended December 31, 2005 includes a charge of $4.6 million to increase the deferred tax valuation allowances and a reduction in tax reserves of $1.0 million. The fourth quarter of 2004 includes the results of Kids Line, LLC since its acquisition as of December 15, 2004. The quarter ended December 31, 2004 includes a restructuring charge of $2.3 million before tax and long-term asset impairment charges of $3.7 million before tax totaling $6.0 million before tax. The quarter ended September 30, 2005 includes a deferred financing cost write-off of $4.8 million before tax, an increase in tax valuation allowances of $9.2 million, and a reduction in tax reserves of $0.8 million. The quarter ended September 30, 2004 includes a restructuring charge of $4.1 million before tax. The quarter ended June 30, 2004 includes an inventory write-down of 13.0 million before tax.

	For Quarters Ended
2005	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$70,740	$62,019	$83,237	$74,160
Gross profit	31,396	25,022	34,594	25,338
Net loss	$(1,722)	$(6,162)	$(8,606)	$(18,607)
Net loss per share
Basic	$(0.08)	$(0.30)	$(0.41)	$(0.89)
Diluted	$(0.08)	$(0.30)	$(0.41)	$(0.89)

2004	March 31	June 30	September 30	December 31
Net sales	$65,713	$53,420	$79,272	$67,554
Gross profit	33,103	10,829	37,379	29,259
Net income/(loss)	$436	$(15,550)	$2,248	$(7,134)
Net income/(loss) per share
Basic	$.02	$(0.75)	$.11	$(0.34)
Diluted	$.02	$(0.75)	$.11	$(0.34)

Note 25—Dividends

Cash dividends of $2,082,448 ($0.10 per share) were paid in the first quarter of the year ended December 31, 2005.

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

See Note 8 for a discussion of dividend restrictions imposed by the Company’s senior bank facilities.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

As defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2005, because of the material weakness described below.

(b)  Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management,  including the principal executive officer and principal financial officer, the Company evaluated the effectiveness, as of December 31, 2005, of the Company’s internal control over financial reporting. In making this evaluation, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the COSO Framework, and as a result of the material weakness described in the following paragraph, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified by management:

As of December 31, 2005, the Company did not maintain sufficient personnel resources with the requisite technical accounting and financial reporting expertise to: effect a timely financial closing process; sufficiently address non-routine and/or complex accounting issues that arise from time-to-time in the course of the Company’s operations; and effectively prepare timely account reconciliations and analyses. This lack of sufficient personnel resources with the requisite technical accounting and financial reporting expertise resulted in: material errors in the classification of long-term debt and income tax expense; errors in equity accounts, inter-company accounts, depreciation expense, inventory, and foreign currency transactions; and material omissions of disclosures in the Company’s preliminary 2005 consolidated financial statements. This material weakness also results in more than a remote likelihood that material misstatements to the Company’s annual or interim consolidated financial statements would not be prevented or detected.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. This report is included herein.

(c)  Planned Remediation Actions to Address Internal Control Deficiencies

Management is committed to hiring a sufficient number of technically-qualified employees and/or consultants to ensure that all significant accounting issues, both routine and non-routine, are identified, researched and properly addressed.

(d)  Changes in Internal Control Over Financial Reporting

The material weakness identified above is primarily the result of unexpected turnover in the Company’s accounting and financial reporting department, particularly during the fourth quarter of 2005. Except as noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In connection with the November 2005 restructuring and the preparation of its financial statements for the year ended December 31, 2005, the Company conducted a comprehensive review of its gift product line to identify product categories and individual items that did not fit into its future sales and marketing plans. As a result of this review, an inventory write-down of $4.2 million (pre-tax) was recorded at December 31, 2005. The Company anticipates selling substantially all of this inventory through other than its normal sales channels. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Overview.”

At December 31, 2005, the Company had $16.5 million of valuation allowances recorded against its deferred tax assets. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible and other factors. For the year ended December 31, 2005, the Company increased its total valuation allowance on its deferred tax assets by $13.8 million to $16.5 million, as management determined that it is more likely than not that the deferred tax assets for which the valuation allowances has been applied will not be realized. These valuation allowances primarily relate to foreign tax credit carryforwards, charitable contributions, inventory, royalties, deferred compensation, bad debts, impairment losses on fixed assets and net operating loss carryforwards. See Note 14 of Notes to Consolidated Financial Statements.

At December 31, 2005, in connection with the preparation of its financial statements for the year ended December 31, 2005, the Company evaluated the recoverability of certain barter assets and determined that the likelihood of utilizing them was remote due to the lack of actual usage during 2005. Therefore, the Company wrote off the remaining value of the credits of $1,680,000 at December 31, 2005. See Note 13 of Notes to Consolidated Financial Statements.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and Section 16(a) compliance appears under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, of the 2006 Proxy Statement, which is incorporated herein by reference. Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Audit Committee

The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a) 58 (a) of Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee consists of Messrs. Weston (Chair), Kling, and Landman. In November 2005, Charles Klatskin tendered his resignation from the Audit Committee, citing the Company’s intention to retain a real estate firm of which he is a principal with respect to certain real estate matters.

Audit Committee Financial Expert

The Board of Directors has affirmatively determined that the Chair of the Audit Committee, Mr. Weston, is an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the New York Stock Exchange.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer and principal financial officer (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.russberrie.com, by clicking onto the words “Corporate Governance” on the main menu and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link and such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 111 Bauer Drive, Oakland, New Jersey 07432, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.

New York Stock Exchange Certification

The certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange listing standards, section 303A.12(a), relating to the Company’s compliance with such exchange’s corporate governance listing standards, was submitted to the New York Stock Exchange on May 20, 2005.

ITEM 11.   EXECUTIVE COMPENSATION

Information relating to this item appears under the captions “The Board of Directors and Committees of the Board”, “Director Compensation”, “Executive Compensation”, “Executive Compensation-Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Russ Berrie and Company, Inc. Comparison of Five Year Cumulative Total Return Among Russ Berrie and Company, Inc., The S & P 500 Index and Peer Group Companies” of the 2006 Proxy Statement, which are each incorporated herein by reference thereto.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item appears under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” of the 2006 Proxy Statement, which is incorporated herein by reference thereto.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2005, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,414,238	$16.22	1,507,844 (2)
Equity compensation plans not approved by security holders(3)	355,000	$20.93	0
Total(4)	1,769,238	$17.16	1,507,844

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

(2) The 2004 Plan and the 2004 ESPP were approved by the shareholders of the Company at the Annual Meeting of Shareholders on May 7, 2003; such plans became effective January 1, 2004. 1,376,122 shares of Common Stock remain available for issuance for grants of stock options, restricted and non-restricted stock under the 2004 Plan and 131,722 shares of Common Stock remain available for issuance under the 2004 ESPP. No awards could be made under the 1999 Plans after December 31, 2003. No awards could be made under the 1994 Plans after December 31, 1998.

(3) (a) Includes 150,000 shares issuable under stock options granted to Mr. Andrew R. Gatto in accordance with the terms of his employment agreement (the “Gatto Employment Agreement”), as a material inducement to Mr. Gatto becoming President and Chief Executive Officer of the Company. The options have an exercise price of $19.53 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully-vested as of December 28, 2005. In general, the options are exercisable for ten years from the date of grant. In the event of the termination of the employment of Mr. Gatto by the Company without Cause or by reason of his Disability or by Mr. Gatto for Good Reason (each as defined in the Gatto Employment Agreement), whether or not in connection with a change in control, or by reason of Mr. Gatto’s death, any unexercised portion of the options shall be exercisable for a period of two years or the remaining term of the options, whichever is shorter. In the event of the termination of the employment of Mr. Gatto by the Company for Cause or by Mr. Gatto without Good Reason, any vested portion of the options may be exercised for 30 days following the date of such termination or the remaining term of the options, whichever is shorter. The options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan. The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery, (i) fully registered (at the Company’s expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company’s expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.

(b) Includes 100,000 shares issuable under stock options granted to Mr. Michael Levin (the “ML Options”) in accordance with the terms of his employment agreement (the “ML Employment Agreement”), as a material inducement to Mr. Levin becoming President and Chief Executive Officer of Kids Line following its acquisition by the Company. The ML Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully-vested as of December 28, 2005. In general, the ML Options are exercisable for ten years from the date of grant. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line by reason of his Disability (as defined in the ML Employment Agreement), or by reason of his death, any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin’s legal representatives, estate, legatee(s) or permitted transferee(s), as applicable, for up to one (1) year after such termination or the stated term of the option, whichever period is shorter.  If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line for Cause or by Mr. Levin without Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options will be cancelled and deemed terminated as of the date of his termination.  If Mr. Levin’s employment under the ML Employment Agreement is terminated by Kids Line without Cause or by Mr. Levin with Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin or his permitted transferee(s), as applicable, for up to six months after such termination or the stated term of the option, whichever period is shorter.  The provisions set forth in the last three sentences are referred to herein as the “Termination Provisions”. The ML Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan.

(c) Includes 100,000 shares issuable under stock options granted to Ms. Joanne Levin (the “JL Options”) in accordance with the terms of her employment agreement (the “JL Employment Agreement”), as a material inducement to Ms. Levin becoming Executive Vice President of Kids Line following its acquisition by the Company. The JL Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully-vested as of December 28, 2005. In general, the JL Options are exercisable for ten years from the date of grant. The JL Options are subject to the Termination Provisions. The JL Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan.

(d) Includes 5,000 shares issuable under stock options granted to Mr. Keith Schneider (the “KS” Options) in accordance with the terms of his employment agreement. The KS Options have an exercise price of $11.61 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully-vested as of December 28, 2005.

(4) Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertain to options with exercise prices in excess of the market price for the Company’s Common Stock at the close of business on December 28, 2005 (“Underwater Options”) which had remaining vesting requirements. As a result of these amendments, all Underwater Options became fully vested and immediately exercisable at the close of business on December 28, 2005.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item appears under the captions “Certain Relationships and Related Transactions” of the 2006 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item appears under the captions “Independent Public Accountants”, “Audit Fees”, “Audit Related Fees”, “Tex Fees”, “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2006 Proxy Statement, which is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report.

1. Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts- Years Ended December 31, 2005, 2004 and 2003

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

2.2		Membership Interest Purchase Agreement among Kids Line, LLC, Russ Berrie and Company, Inc. and the various sellers party hereto dated as of December 15, 2004 (29)
3.1	(a)	Restated Certificate of Incorporation of the Registrant and amendment thereto.(3)
	(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.(10)
3.2	(a)	By-Laws of the Registrant.(3)
	(b)	Amendment to Revised By-Laws of the Company adopted April 30, 1987.(10)
	(c)	Amendment to Revised By-Laws of the Company adopted February 18, 1988.(10)
	(d)	Amendment to Revised By-Laws of the Company adopted July 25, 1995.(15)
	(e)	Amendment to Revised By-Laws of the Company adopted April 21, 1999.(17)
	(f)	Amendment to revised By-Laws of the Company adopted July 26, 2000.(18)
	(g)	Amendment to revised By-Laws of the Company adopted January 20, 2003(21)
	(h)	Amendment to revised By-Laws of the Company adopted February 11, 2003(21)
	(i)	Amendment to revised By-Laws of the Company adopted February 11, 2003(21)
	(j)	Amendment to revised By-Laws of the Company adopted March 18, 2003(21)
	(k)	Amendment to revised By-Laws of the Company adopted March 2, 2004 (28)
	(l)	Amendment to Revised By-Laws of the Company adopted April 7, 2004(25)
	(m)	Amendment to Revised By-Laws of the Company adopted February 9, 2005(30)
	(n)	Amendment to Revised By-Laws of the Company adopted March 11, 2005(31)
4.1		Form of Common Stock Certificate.(1)
4.2

Financing Agreement by and among Russ Berrie and Company, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a guarantor, the lenders from time to time a party hereto, and Ableco Finance LLC dated as of December 15, 2004 (29)

4.3	Security Agreement among Granters and Ableco Finance LLC dated as of December 15, 2004 (29)
4.5

Credit Agreement, dated as of June 28, 2005, among Russ Berrie and Company, Inc. and specified domestic wholly-owned subsidiaries thereof, the financial institutions parties thereto as Facility A Lenders, the financial institutions parties thereto as Facility B Lenders, LaSalle Bank National Association, in its capacity as “Issuing Bank” thereunder, and LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”) for the lenders and the Issuing Bank, and those lenders, if any designated therein as the “Documentation Agent” or “Syndication Agent.”(32)

4.6	Guaranty and Collateral Agreement made on June 28, 2005 among Russ Berrie and Company, Inc., its subsidiaries party thereto and the Administrative Agent.(32)
4.7

Credit Agreement dated as of June 28, 2005, among Amram’s Distributing Ltd., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent.(32)

4.8

Guaranty Agreement dated as of June 28, 2005, among Russ Berrie and Company, Inc., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent.(32)

4.9

First Amendments to Credit Agreement, dated as of August 4, 2005, among Russ Berrie and Company, Inc. its domestic signatories party thereto, the Facility A Lenders and the Facility B Lenders from time to time parties to the Credit Agreement, the Issuing Bank and the Administrative Agent.(33)

4.10

Credit Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc., as the Borrowers, and together with certain subsidiaries of the foregoing borrowers, as the Loan Parties, those financial institutions party thereto, as the Lenders, LaSalle Bank National Association, as Administrative Agent and Arranger, Sovereign Bank, as Syndication Agent, and Bank of America, N.A., as Documentation Agent

4.11

Guaranty and Collateral Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc. and the other parties thereto as Grantors, and LaSalle Bank National Association, as the Administrative Agent

4.12

Credit Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank

4.13

Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. and LaSalle Business Credit, LLC, as Administrative Agent and Arranger

4.14	Limited Recourse Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc. and LaSalle Business Credit, LLC
4.15

Guaranty Agreement, dated as of March 14, 2006, made by Russ Berrie U.S. Gift, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, as agent, for itself and the Lenders

4.16

Letter Agreement, dated as of March 14, 2006, between California KL Holdings, Inc., on behalf of itself and the Deferred Payoff Sellers, Michael Levin, as Unitholders Representative, Century Park Advisors, LLC, as Unitholders Representative, Russ Berrie and Company, Inc., Kids Line, LLC and Sassy, Inc.

4.17

First Amendment to Credit Agreement, dated as of April 11, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank

10.1	Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Russ Berrie and Company, Inc.(2)
10.2	Lease, dated December 28, 1983, between Russell Berrie and Russ Berrie and Company, Inc.(2)
10.3	Guarantee dated as of December 1, 1983, from Russ Berrie and Company, Inc. to the New Jersey Economic Development Authority, Bankers Trust Company as Trustee and each Holder of a Bond.(2)
10.4	Loan Agreement, dated as of December 1, 1983, between the New Jersey Economic Development Authority and Russell Berrie.(2)
10.5	Mortgage, dated December 28, 1983, between Russell Berrie and Citibank, N.A.(2)
10.6	Form of New Jersey Economic Development Authority Variable/Fixed Rate Economic Development Bond (Russell Berrie—1983 Project).(2)

10.7		Grant Deed, dated June 28, 1982, from Russ Berrie and Company, Inc. to Russell Berrie.(1)
10.8		Lease Agreement, dated July 1, 1987, between Hunter Street, Inc. and Russ Berrie and Co (West), Inc.(4)
10.9		Lease Agreement dated November 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc.(5)
10.10		Lease Agreement dated June 8, 1989 between Americana Development, Inc. and Russ Berrie and Company, Inc.(6)
10.11		Lease dated December 25, 1989 between Kestrel Properties, Ltd. and Russ Berrie (U.K.) Ltd.(6)
10.12		Agreement for sale and purchase of parts or shares of Sea View Estate between Sino Rank Company Limited and Tri Russ International (Hong Kong) Limited dated March 10, 1990.(7)
	(a)	Asset Purchase Agreement dated September 18, 1990 by and among Bright, Inc., Bright of America, Inc., Bright Crest, LTD. and William T. Bright.(7)
	(b)	Non-Compete Agreement dated September 18, 1990 by and between William T. Bright and Bright, Inc.(7)
	(c)	Deed of Trust dated September 18, 1990 by and among Bright, Inc., F.T. Graff Jr. and Louis S. Southworth, III, Trustees, and Bright of America, Inc.(7)
10.13		Transfer of Freehold land between British Telecommunications plc and BT Property Limited and Russ Berrie (UK) Ltd.(8)
10.14		Russ Berrie and Company, Inc. 1994 Stock Option Plan.*(8)
10.15		Russ Berrie and Company, Inc. 1994 Stock Option Plan for Outside Directors.*(8)
10.16		Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan.*(8)
10.17		Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan.*(8)
10.18		Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc.(9)
10.19		Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ, Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button.(10)
10.20		Asset Purchase Agreement By and Among PF Acquisition Corp., Zebra Capital Corporation, Papel/Freelance, Inc. and Russ Berrie and Company, Inc. dated December 15, 1995.(11)
10.21		Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan.*(12)
10.22		Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto.(13)
10.23		Agreement of Purchase and Sale between Amram’s Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997.(14)
10.24		Russ Berrie and Company, Inc. 1999 Stock Option Plan.*(15)
10.25		Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors.*(15)
10.26		Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan.*(15)
10.27		Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan.*(15)
10.28		Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc.(16)
10.29		Executive Employment Agreement dated March 1, 2001 between Russ Berrie and Company, Inc. and Michael M. Saunders.*(17)
10.30		Russ Berrie and Company, Inc. Executive Deferred Compensation Plan.*(19)
10.31		Russ Berrie and Company, Inc. Change in Control Severance Plan.*(21)
10.32		Russ Berrie and Company, Inc. Severance Policy For Domestic Vice Presidents (And Above).*(21)
10.33		Agreement dated March 19, 2003 between Russ Berrie and Company, Inc. and A. Curts Cooke.*(21)
10.34		Agreement dated March 25, 2003 between Russ Berrie and Company, Inc. and Jeff Bialosky.*(22)
10.35		Letter dated July 2, 2003 between the Company and Arnold S. Bloom regarding retention bonus.*(23)
10.36		Letter dated July 2, 2003 between the Company and Chris Robinson regarding retention bonus.*(23)
10.37		Letter dated July 2, 2003 between the Company and A. Curts Cooke regarding retention bonus.*(23)
10.38		Letter dated July 2, 2003 between the Company and Dan Schlotterbeck regarding retention bonus.*(23)
10.39		Letter dated July 2, 2003 between the Company and Eva Goldenberg regarding retention bonus.*(23)
10.40		Letter dated July 2, 2003 between the Company and Jack Toolan regarding retention bonus.*(23)
10.41		Letter dated July 2, 2003 between the Company and Jeffrey A. Bialosky regarding retention bonus.*(23)
10.42		Letter dated July 2, 2003 between the Company and John Wille regarding retention bonus.*(23)
10.43		Letter dated July 2, 2003 between the Company and Michael Saunders regarding retention bonus*(23)
10.44		Letter dated July 2, 2003 between the Company and Ricky Chan regarding retention bonus.*(23)

10.45	Letter dated July 2, 2003 between the Company and Tom Higgerson regarding retention bonus*(23)
10.46	Executive Employment Agreement dated September 22, 2003 between Russ Berrie and Company, Inc. and John T. Toolan*(23)
10.47	Stock Option Agreement dated September 8, 2003 between Russ Berrie and Company, Inc. and Geff Lee*(23)
10.48	Stock Option Agreement dated September 5, 2003 between Russ Berrie and Company, Inc. and Dennis Nesta*(23)
10.49	Russ Berrie and Company, Inc. 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(18)
10.50	Russ Berrie and Company, Inc. 2004 Employee Stock Purchase Plan*(18)
10.51	Amendment to and extension of lease agreement dated May 7, 2003 by and between Russ Berrie and Company, Inc. and Tri-State Realty and Investment Company(25)
10.52	Second Amendment to lease dated November 18, 2003 by and between Russ Berrie and Company, Inc. and Estate of Russell Berrie. (25)
10.53	Amendment to Russ Berrie and Company, Inc. Change In Control Severance Plan * (25)
10.54	Letter dated January 5, 2004 between the Company and Arnold S. Bloom regarding retention bonus *(25)
10.55	Letter dated January 5, 2004 between the Company and Chris Robinson regarding retention bonus *(25)
10.56	Letter dated January 5, 2004 between the Company and A. Curts Cooke regarding retention bonus *(25)
10.57	Letter dated January 5, 2004 between the Company and Dan Schlotterbeck regarding retention bonus *(25)
10.58	Letter dated January 5, 2004 between the Company and Eva Goldenberg regarding retention bonus *(25)
10.59	Letter dated January 5, 2004 between the Company and Jack Toolan regarding retention bonus *(25)
10.60	Letter dated January 5, 2004 between the Company and Jeffrey A. Bialosky regarding retention bonus *(25)
10.61	Letter dated January 5, 2004 between the Company and John Wille regarding retention bonus *(25)
10.62	Letter dated January 5, 2004 between the Company and Michael Saunders regarding retention bonus *(25)
10.63	Letter dated January 5, 2004 between the Company and Ricky Chan regarding retention bonus *(25)
10.64	Letter dated January 5, 2004 between the Company and Tom Higgerson regarding retention bonus *(25)
10.65	Agreement dated as of April 9, 2004 between Russ Berrie and Company, Inc. and Andrew R. Gatto *(26)
10.66

Offer to Purchase Specific Options dated May 28, 2004, as amended, incorporated herein by reference to Amendment No. 4 to the Statement on Schedule TO, as filed with the Securities and Exchange Commission on June 30, 2004. *

10.67	Letter of Transmittal, incorporated herein by reference to Exhibit (a)(1)(iii) of the Statement on Schedule TO, as filed with the Securities and Exchange Commission on May 28, 2004. *
10.68	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 100,000 shares of Common Stock* (27)
10.69	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 150,000 shares of Common Stock* (27)
10.70	Executive Employment Agreement dated August 24, 2004 between Russ Berrie and Company, Inc. and Lynn Moran*(28)
10.71	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and John T. Toolan*(28)
10.72	Option Purchase and Sale Agreement dated as of September 10, 2004, by and between Russ Berrie and Company, Inc. Christopher Robinson*(28)
10.73	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and William Landman*(28)
10.74	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Joseph Kling*(28)
10.75	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Raphael Benaroya*(28)
10.76	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Josh Weston*(28)
10.77	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Carl Epstein*(28)
10.78	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Ilan Kaufthal*(28)
10.79	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and Charles Klatskin*(28)

10.80	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and Sidney Slauson*(28)
10.81	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Jeff Bialosky*(28)
10.82

Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code(28)

10.83	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto; (28)
10.84	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.85	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.86	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.87	Letter dated September 30, 2004 between the Company and John T. Toolan regarding severance arrangements *(40)
10.88	Letter dated December 30, 2004 between the Company and Ricky Chan regarding severance arrangements *(40)
10.89	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Joanne Levin *(40)
10.90	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Michael Levin *(40)
10.91	Trademark Purchase Agreement between Russ Berrie and Company, Inc. and Applause, LLC (28)
10.92	Commitment Letter between Russ Berrie and Company, Inc. and Ableco Finance LLC dated November 24, 2004 (40)
10.93	Incentive Compensation Program adopted on March 11, 2005 (31) *
10.94	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Russ Berrie and Company, Inc. and Mr. Anthony Cappiello(34)
10.95	Employment Agreement dated September 26, 2005, between Russ Berrie and Company, Inc. and Marc S. Goldfarb.(35)
10.96	Severance Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom.(35)
10.97	Consulting Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom(35)
10.98	Employment arrangement, dated as of November 03, 2005, effective November 7, 2005, between Russ Berrie and Company, Inc. and Keith Schneider.(36)
10.99	Purchase and Sale Agreement, dated as of December 7, 2005, between Amram’s Distributing Ltd. and Bentall Investment Management LP.(37)
10.100	Agreement made as of December 23, 2005, between Amram’s Distributing Ltd. and Bentall Investment Management LP.(38)
10.101	Lease dated as of December 29, 2005 between Westpen Properties Ltd. and Amram’s Distributing Ltd.(38)
10.102	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006.(38)
10.103	Framework Agreement, dated as of December 30, 2005, between Russ Berrie (UK) Limited and Barclays Bank PLC.(39)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

*                 Represent management contracts or compensatory plan or arrangement.

(1)	Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1, as filed on March 29, 1984.

(2)	Incorporated by reference to Registration Statement No. 2-88797on Form S-1, as filed on February 2, 1984.
(3)	Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.
(4)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.
(5)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.
(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.
(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.
(8)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(11)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.
(12)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.
(15)	Incorporated by reference to Form S-8 Registration Statement No. 333-70081 as filed on January 4, 1999.
(16)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.
(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.
(19)	Incorporated by reference to Form S-8 Registration Statement No. 333-76248 as filed on January 3, 2002.
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(21)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(24)	Incorporated by reference to the Company’s definitive Proxy Statement dated March 21, 2003.
(25)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.
(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(28)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(29)	Incorporated by reference to Form 8-K filed on December 22, 2004.
(30)	Incorporated by reference to Form 8-K filed on February 15, 2005.
(31)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(32)	Incorporated by reference to Current Report on Form 8-K filed July 5, 2005.
(33)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(34)	Incorporated by reference to Current Report on Form 8-K filed August 2, 2005.
(35)	Incorporated by reference to Current Report on Form 8-K filed September 29, 2005.
(36)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(37)	Incorporated by reference to Current Report on Form 8-K filed December 15, 2005.
(38)	Incorporated by reference to Current Report on Form 8-K filed December 30, 2005.
(39)	Incorporated by reference to Current Report on Form 8-K filed January 4, 2006
(40)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)

April 18, 2006	By:	/s/ JOHN D. WILLE
Date		John D. Wille
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Gatto	April 18, 2006
Andrew Gatto, Chief Executive Officer and Director (Principle Executive Officer)	Date

/s/ Angelica Berrie	April 18, 2006
Angelica Berrie, Vice Chairman and Director	Date

/s/ Raphael Benaroya	April 18, 2006
Raphael Benaroya, Director	Date

/s/ Carl Epstein	April 18, 2006
Carl Epstein, Director	Date

/s/ Ilan Kaufthal	April 18, 2006
Ilan Kaufthal, Director	Date

/s/ Charles Klatskin	April 18, 2006
Charles Klatskin, Director	Date

/s/ Joseph Kling	April 18, 2006
Joseph Kling, Director	Date

/s/ William A. Landman	April 18, 2006
William A. Landman, Director	Date

/s/ Josh Weston	April 18, 2006
Josh Weston, Chairman and Director	Date

Exhibit Index

Exhibit Numbers
4.10

Credit Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc., as the Borrowers, and together with certain subsidiaries of the foregoing borrowers, as the Loan Parties, those financial institutions party thereto, as the Lenders, LaSalle Bank National Association, as Administrative Agent and Arranger, Sovereign Bank, as Syndication Agent, and Bank of America, N.A., as Documentation Agent

4.11

Guaranty and Collateral Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc. and the other parties thereto as Grantors, and LaSalle Bank National Association, as the Administrative Agent

4.12

Credit Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank

4.13

Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. and LaSalle Business Credit, LLC, as Administrative Agent and Arranger

4.14	Limited Recourse Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc. and LaSalle Business Credit, LLC
4.15

Guaranty Agreement, dated as of March 14, 2006, made by Russ Berrie U.S. Gift, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, as agent, for itself and the Lenders

4.16

Letter Agreement, dated as of March 14, 2006, between California KL Holdings, Inc., on behalf of itself and the Deferred Payoff Sellers, Michael Levin, as Unitholders Representative, Century Park Advisors, LLC, as Unitholders Representative, Russ Berrie and Company, Inc., Kids Line, LLC and Sassy, Inc.

4.17

First Amendment to Credit Agreement, dated as of April 11, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expenses	Deductions*	Balance at End of Period
Allowance for accounts receivable:
Year ended December 31, 2003	3,395	1,730	1,284	3,841
Year ended December 31, 2004	3,841	1,225	2,253	2,950
Year ended December 31, 2005	2,950	(131)	876	1,943

Allowance for inventory:
Year ended December 31, 2003	9,306	876	2,313	7,869
Year ended December 31, 2004	7,869	14,178	12,573	9,771
Year ended December 31, 2005	9,771	5,072	3,692	11,151

*                    Principally account write-offs, allowances and disposal of merchandise, respectively.