Form 10-K/A
period 2005-12-31
RUSS BERRIE & CO INC
filed 2006-04-20
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2005 filed by Russ Berrie and Company, Inc. (the “Company”) with the Securities and Exchange Commission on April 19, 2006 (the “Original Filing”), is to correct the following inadvertent typographical errors: (i) in the “Consolidated Statements of Cash Flows – Years Ended December 31, 2005, 2004 and 2003”, (A) under the line item captioned “Payment for purchase of Applause trade name”, the entry for 2005 should read “–”, not “33” as is set forth in the Original Filing, and (B) the line item captioned “Change in assets and liabilities net of effects from purchase of Applause and Kids Line, LLC” should read “Change in assets and liabilities net of effects from purchase of Kids Line, LLC”, (ii) in Note 19 of the Notes to Consolidated Financial Statements, in the chart captioned “Stock Options Outstanding”, the dividend yield for the year ending December 31, 2005 should read “2.0%”, not “1.009%” as is set forth in the Original Filing, and (iii) the date of the Consent of Independent Registered Public Accounting Firm (the “Consent”) should read “April 18, 2006” rather than “April 13, 2006”, and the date in the first and second paragraphs of the Consent which refer to the date of the reports of the Independent Registered Public Accounting Firm should read “April 18, 2006” rather than “April 13, 2006”.   These typographical errors were discovered after the Original Filing was submitted to the Securities and Exchange Commission, and did not have an impact on any other amounts reported in the Company’s Consolidated Financial Statements.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), each Item of the Original Filing that is affected by this Amendment has been amended and restated in its entirety.  All other Items of the Original Filing are unaffected by this Amendment and such Items have not been included in this Amendment.  Except as otherwise noted, information included in this Amendment is stated as of December 31, 2005 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(Dollars in Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net (loss)/income	$(35,099)	$(20,000)	$34,729
Adjustments to reconcile net (loss)/income to net cash provided by/(used in)operating activities:
Depreciation and amortization	6,834	7,110	6,859
Amortization and write-off of deferred financing costs	6,026	—	—
Provision for accounts receivable	(131)	1,225	1,730
Provision for inventory reserve	5,072	14,178	—
Deferred income taxes	11,462	1,964	(2,795)
Loss on sale of Bright of America, Inc.	—	235	—
Impairment charges	—	3,628	—
Other	432	1,572	2,506
Change in assets and liabilities net of effects from purchase of Kids Line, LLC:
Restricted cash	14,880	(15,630)	—
Accounts receivable	17,283	18,204	(10,587)
Income tax receivable	8,380	(11,359)	—
Inventories	(14,873)	(2,580)	(8,364)
Prepaid expenses and other current assets	(740)	(1,143)	379
Other assets	3,339	1,875	(1,530)
Accounts payable	5,549	1,159	(434)
Accrued expenses	(7,752)	(1,093)	2,340
Accrued income taxes	(38)	(3,759)	3,537
Total adjustments	55,723	15,586	(6,359)
Net cash provided by/(used in) operating activities	20,624	(4,414)	28,370

Cash flows from investing activities:
Purchase of marketable securities and other investments	—	(322,770)	(403,632)
Proceeds from sale of marketable securities and other investments	—	472,689	382,383
Proceeds from sale of property, plant and equipment	16,336	4,786	53
Capital expenditures	(1,190)	(2,495)	(8,786)
Payment for purchase of Kids Line LLC	(29)	(130,532)	—
Payment for purchase of Applause trade name	—	(7,679)	—
Net cash provided by/(used in) investing activities	15,117	13,999	(29,982)

Cash flows from financing activities:
Proceeds from issuance of common stock	59	3,513	3,807
Dividends paid to shareholders	(2,082)	(170,767)	(23,072)
Issuance of long-term debt	53,000	125,000	—
Reduction of long-term debt	(133,407)	—	—
Net borrowing on revolving credit facility	31,924	—	—
Payment of deferred financing costs	(3,796)	(4,988)	—
Issuance of treasury stock	—	—	60
Net cash used in financing activities	(54,302)	(47,242)	(19,205)

Effect of exchange rate changes on cash and cash equivalents	(871)	4,221	8,839
Net decrease in cash and cash equivalents	(19,432)	(33,436)	(11,978)
Cash and cash equivalents at beginning of year	48,099	81,535	93,513
Cash and cash equivalents at end of year	$28,667	$48,099	$81,535

Cash paid during the year for:
Interest expense	$9,426	$85	$70
Income taxes	$2,455	$7,581	$12,353

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

The fair value of each option granted under the Stock Option Plans or otherwise is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all grants:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	2.00%	4.87%	3.22%
Risk-free interest rate	3.83%	3.40%	2.09%
Volatility	34.0%	32.90%	16.69%
Expected life (years)	4.7	3.9	3.5
Weighted average fair value of options granted during the year	$3.82	$4.38	$3.05

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

C.                                    Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, the Canadian Credit Agreement was amended to (i) replace references to the LaSalle Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, Newco executed an unsecured Guarantee (the “Newco Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.

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

The 2005 Credit Agreement contained the following financial covenants (the “Financial Covenants”):  (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) a minimum Excess Revolving Loan Availability requirement of $2.5 million. Excess Revolving Loan Availability at December 31, 2005 was approximately $15.725 million. With respect to dividends, the Company was permitted to pay a dividend so long as before and after giving effect to the payment of such dividends, Excess Revolving Loan Availability would equal or exceed $15.0 million and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result therefrom. Any such dividends could be declared no more frequently than quarterly and were required to take the form of regular cash dividends. With respect to the Earnout Consideration, the Company was permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, Excess Revolving Loan Availability would equal or exceed $15.0 million and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result there from. As of December 31, 2005, the Company was not in compliance with the “Total Debt to EBITDA Ratio” covenant in the 2005 Credit Agreement. However, because the Company completed the LaSalle Refinancing on March 14, 2006, the long-term debt at December 31, 2005 remains classified as long-term.

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

To secure the 2004 Term Loan, Ableco Finance LLC, as agent, had a lien on substantially all of the assets of the Company, and California KL Holdings, Inc., as agent, had a subordinated lien on these assets. The Company also pledged the equity interests of certain of its subsidiaries to the agent and provided an evergreen irrevocable letter of credit in an amount of $10.0 million, which the agent could draw upon if there was an event of default or other events specified under the Financing Agreement occurred. In addition, the Company’s domestic subsidiaries provided certain guarantees and security interests to the agent in order to secure the Company’s obligations.

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

The fair value of each option granted under the stock option plans or otherwise is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Stock Options Outstanding
Dividend yield	2.00%	4.87%	3.22%
Risk-free interest rate	3.83%	3.40%	2.09%
Volatility	34.0%	32.90%	16.69%
Expected life (years)	4.7	3.9	3.5

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

10.83	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto; (28)
10.84	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.85	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.86	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.87	Letter dated September 30, 2004 between the Company and John T. Toolan regarding severance arrangements *(40)
10.88	Letter dated December 30, 2004 between the Company and Ricky Chan regarding severance arrangements *(40)
10.89	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Joanne Levin *(40)
10.90	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Michael Levin *(40)
10.91	Trademark Purchase Agreement between Russ Berrie and Company, Inc. and Applause, LLC (28)
10.92	Commitment Letter between Russ Berrie and Company, Inc. and Ableco Finance LLC dated November 24, 2004 (40)
10.93	Incentive Compensation Program adopted on March 11, 2005 (31) *
10.94	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Russ Berrie and Company, Inc. and Mr. Anthony Cappiello(34)
10.95	Employment Agreement dated September 26, 2005, between Russ Berrie and Company, Inc. and Marc S. Goldfarb.(35)
10.96	Severance Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom.(35)
10.97	Consulting Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom(35)
10.98	Employment arrangement, dated as of November 03, 2005, effective November 7, 2005, between Russ Berrie and Company, Inc. and Keith Schneider.(36)
10.99	Purchase and Sale Agreement, dated as of December 7, 2005, between Amram’s Distributing Ltd. and Bentall Investment Management LP.(37)
10.100	Agreement made as of December 23, 2005, between Amram’s Distributing Ltd. and Bentall Investment Management LP.(38)
10.101	Lease dated as of December 29, 2005 between Westpen Properties Ltd. and Amram’s Distributing Ltd.(38)
10.102	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006.(38)
10.103	Framework Agreement, dated as of December 30, 2005, between Russ Berrie (UK) Limited and Barclays Bank PLC.(39)
21.1	List of Subsidiaries (41)
23.1	Consent of Independent Registered Public Accounting Firm(41)
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002(41)
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002(41)
31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002(41)
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002(41)
32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*                 Represent management contracts or compensatory plan or arrangement.

(1)	Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1, as filed on March 29, 1984.

(2)	Incorporated by reference to Registration Statement No. 2-88797on Form S-1, as filed on February 2, 1984.
(3)	Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.
(4)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.
(5)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.
(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.
(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.
(8)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(11)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.
(12)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.
(15)	Incorporated by reference to Form S-8 Registration Statement No. 333-70081 as filed on January 4, 1999.
(16)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.
(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.
(19)	Incorporated by reference to Form S-8 Registration Statement No. 333-76248 as filed on January 3, 2002.
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(21)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(24)	Incorporated by reference to the Company’s definitive Proxy Statement dated March 21, 2003.
(25)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.
(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(28)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(29)	Incorporated by reference to Form 8-K filed on December 22, 2004.
(30)	Incorporated by reference to Form 8-K filed on February 15, 2005.
(31)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(32)	Incorporated by reference to Current Report on Form 8-K filed July 5, 2005.
(33)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(34)	Incorporated by reference to Current Report on Form 8-K filed August 2, 2005.
(35)	Incorporated by reference to Current Report on Form 8-K filed September 29, 2005.
(36)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(37)	Incorporated by reference to Current Report on Form 8-K filed December 15, 2005.
(38)	Incorporated by reference to Current Report on Form 8-K filed December 30, 2005.
(39)	Incorporated by reference to Current Report on Form 8-K filed January 4, 2006
(40)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.
(41)	Incorporated by reference to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)

April 20, 2006	By:	/s/ JOHN D. WILLE
Date		John D. Wille
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Numbers

23.2	Consent of Independent Registered Public Accounting Firm
31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expenses	Deductions*	Balance at End of Period
Allowance for accounts receivable:
Year ended December 31, 2003	3,395	1,730	1,284	3,841
Year ended December 31, 2004	3,841	1,225	2,253	2,950
Year ended December 31, 2005	2,950	(131)	876	1,943

Allowance for inventory:
Year ended December 31, 2003	9,306	876	2,313	7,869
Year ended December 31, 2004	7,869	14,178	12,573	9,771
Year ended December 31, 2005	9,771	5,072	3,692	11,151

*                    Principally account write-offs, allowances and disposal of merchandise, respectively.