Form 10-K/A
period 2005-12-31
RUSS BERRIE & CO INC
filed 2006-05-01
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 19, 2006 (the “Original Filing”), as amended by Amendment No. 1 filed on April 20, 2006 (“Amendment No. 1”), Russ Berrie and Company, Inc. (the “Company”) provided certain of the information required by Items 10 through 14 of Part III of Form 10-K by incorporating by reference portions of the definitive proxy statement for the Company’s 2006 Annual Meeting of Shareholders, pursuant to General Instruction G to Form 10-K. The Company is filing this Amendment No. 2 on Form 10K/A (“Amendment No. 2”) solely (i) to timely provide such Part III information and (ii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), each Item of the Original Filing (as amended by Amendment No. 1) that is affected by this Amendment No. 2 has been amended and restated in its entirety. All other Items of the Original Filing (as amended by Amendment No. 1) are unaffected by this Amendment No. 2 and such Items have not been included in this Amendment No. 2. Except as otherwise noted, information included in this Amendment No. 2 is stated as of December 31, 2005 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of the Annual Report on Form 10-K filed on April 19, 2006, as amended by Amendment No. 1 filed on April 20, 2006. The following table sets forth certain information regarding each of the directors of the Company.

DIRECTORS

	Age as of	Director	Principal Occupation;
Name	Date of Filing	Since	Other Public Directorships

Raphael Benaroya(1),(2),(4)	58	1993

Chairman of the Board, President and Chief Executive Officer, since 1989, of United Retail Group, Inc., which operates a chain of retail specialty stores. Mr. Benaroya is also Managing Director of American Licensing Group, L.P., which specializes in consumer goods’ brand name licensing.

Angelica Berrie(4)	51	1998

President of The Russell Berrie Foundation, a New Jersey Nonprofit Corporation.(6)  Elected Vice Chairman of the Board of the Company effective April 8, 2004. Ms. Berrie served as Chief Executive Officer of the Company from January 22, 2003 to May 31, 2004. Ms. Berrie also served as Vice President-Strategic Planning of the Company from July 2000 to January 2003 and as Director-Product Development of the Company from November 1991 to July 2000.

Carl Epstein(2)	80	2000	Mr. Epstein has held the positions of President of Halston Enterprises, Inc., Danskin, Inc., and B.V.D. Knitwear, Inc., as

			well as Vice President and General Manager of International Playtex. For the past fifteen years, Mr. Epstein has been retired.

Andrew R. Gatto(4),(5)	58	2004

Mr. Gatto became President and Chief Executive Officer of the Company on June 1, 2004. Mr. Gatto was elected to the Board of the Company on April 9, 2004.(7)  From 1997, until joining the Company, Mr. Gatto was Senior Vice President, Product Development, Imports and Strategic Sourcing for Toys “R” Us, a retailer of toys, children’s apparel and baby products.

Ilan Kaufthal(4)	58	1995

Vice Chairman – Investment Banking, since May 2000, of Bear, Stearns & Co. Inc., an investment banking firm. Vice Chairman, from April 1997 to May 2000, of Schroder & Co., Inc. (formerly known as Schroder Wertheim & Co., Inc.), an investment banking firm. Managing Director, from February 1987 to March 1997, of Schroder & Co., Inc. Mr. Kaufthal is also a Director of United Retail Group, Inc. and Cambrex Corporation, a company which manufactures specialty chemicals.

Charles Klatskin	70	1983

Chairman of the Board and Chief Executive Officer of Binswanger/Klatskin, a commercial real estate brokerage firm created in February 2001. Chairman of the Board and President, since 1966, of Charles Klatskin Company, Inc., a commercial real estate brokerage and development firm. Mr. Klatskin announced his intention to retire from the Board effective as of the date of the 2006 Annual Meeting of Shareholders.

Joseph Kling(1),(3)	76	1988	President and Chief Executive Officer of MLJ, Inc., a consulting company, since April 1991.

William A. Landman(1),(2),(3)	53	1994	Principal, since 1987, and Chief Investment Officer, since March 1998, of CMS Companies, an investment firm.

Josh S. Weston(2),(3),(4)	77	1999

Elected Chairman of the Board of the Company effective April 8, 2004 and served as Acting Chairman of the Board of the Company from December 26, 2002 until April 2004. Honorary Chairman, since April 1998, of Automatic Data Processing, Inc. (“ADP”), a computerized transaction processing, data communication and information services company. Mr. Weston served as Chairman of the Board of ADP from August 1996 to April 1998. Prior to August 1996, and for more than five years prior thereto, he served as Chairman of the Board and Chief Executive Officer of ADP. Mr. Weston is also a Director of Gentiva Health Services, Inc., a provider of home health care services, J. Crew Inc., a retail and mail order clothing company, and he served as Director of ADP until November 2004.

(1)   Member of Compensation Committee of the Board.

(2)   Member of Nominating/Governance Committee of the Board.

(3)   Member of Audit Committee of the Board.

(4)   Member of Executive Committee of the Board. Mr. Gatto is an ex officio member of this committee.

(5)   Member of the Executive Management Committee.

(6)   The Foundation, as of April 26, 2006, beneficially owns approximately 20.0% of the Company’s Common Stock. See “Security Ownership of Certain Beneficial Owners” table below.

(7)   In accordance with the employment agreement between the Company and Mr. Gatto, Mr. Gatto may terminate his employment with the Company for “good reason” for any failure to maintain him as a member of the Board during his employment under such agreement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own beneficially more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such Section 16(a) forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with on a timely basis except that: (i) Keith Schneider, Executive Vice President – Sales, filed a late report on Form 3 on December 12, 2005 with respect to becoming an officer on November 7, 2005 and with respect to options granted on December 1, 2005 in connection therewith; (ii) Arnold Bloom, a former executive officer of the Company, filed a late report on Form 4 on October 3, 2005 with respect to the cancellation of his outstanding stock options on September 28, 2005 (effective September 26, 2005), in connection with his severance arrangement with the Company; (iii) Messrs. Klatskin, Kaufthal, Epstein and Benaroya and Ms. Berrie, each a member of the Board, each filed a late report on Form 4 on May 17, 2005 with respect to 15,000 stock options granted on May 4, 2005; and (iv) Messrs. Weston, Kling and Landman, each a member of the Board, each filed a late report on Form 4 on May 18, 2005 with respect to 15,000 stock options granted on May 4, 2005.

Audit Committee

The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a)58(a) of the Exchange Act. The Audit Committee currently consists of Messrs. Weston (Chair), Kling and Landman. In November 2005, Charles Klatskin tendered his resignation from the Audit Committee, citing the Company’s intention to retain a real estate firm of which he is a principal with respect to certain real estate matters.

Audit Committee Financial Expert

The Board of Directors has affirmatively determined that the Chair of the Audit Committee, Mr. Weston, is an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, and is “independent” for purposes of current listing standards of the New York Stock Exchange (“NYSE”).

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer and principal financial officer (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.russberrie.com, by clicking onto the words “Corporate Governance” on the main menu and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link, and such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 111 Bauer Drive, Oakland, New Jersey 07432, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on its website within four business days of the date of any such amendment or waiver.

New York Stock Exchange Certification

The certification of the Chief Executive Officer required by Section 303A.12(a) of the NYSE listing standards, section 303A.12(a), relating to the Company’s compliance with such exchange’s corporate governance listing standards, was submitted to the NYSE on May 20, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation for the years ended December 31, 2005, 2004 and 2003 paid to or accrued for the benefit of the Chief Executive Officer (“CEO”) of the Company and the four most highly compensated executive officers of the Company during 2005, other than the CEO, who were serving as executive officers on December 31, 2005, as well as one additional individual who was not serving as an executive officer on December 31, 2005 (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)				Long-Term Compensation
						Securities
						Underlying
				Other	Restricted	Options/LTIP
				Annual	Stock	SARs	Payouts	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation (2)	Awards ($) (3)	(Shares)	($)	Compensation (4)

Andrew Gatto,	2005	$652,500	$124,590	$24,174	—	100,000	—	$17,905
President and Chief	2004	380,000	237,910	66,682	—	250,000	—	14,755
Executive Officer(A)	2003	—	—	—	—	—	—	—

Chris Robinson,	2005	312,768	29,134	13,657	—	70,000	—	24,073
President-International	2004	302,850	50,000	13,745	—	15,000	—	31,728
Division(B)	2003	254,640	129,999	12,320	49,996	31,567	—	20,371

Jeffrey Bialosky,	2005	289,509	57,828	9,479	—	25,000	—	4,844
Senior Vice President–	2004	291,728	8,546	7,665	—	15,000	—	15,125
National Accounts(C)	2003	208,923	71,325	6,305	49,993	25,000	—	6,000

Keith Schneider,	2005	255,181	33,512	39,065	—	105,000	—	160,345
Executive Vice President-Sales(D)	2004	222,849	77,969	14,985	—	15,000	—	5,136
	2003	152,343	86,386	13,366	—	942	—	—

John Wille,	2005	250,962	16,563	11,422	—	60,000	—	—
Vice President and	2004	207,585	24,080	3,537	—	15,000	—	4,955
Chief Financial Officer	2003	200,769	23,367	3,398	—	2,367	—	—

A. Lynn Moran,	2005	275,000	48,750	10,077	—	25,000	—	168,096
Executive Vice President-Sales(E)	2004	87,500	16,250	2,707	—	—	—	25,721
	2003	—	—	—	—	—	—	—

(A)  Mr. Gatto began his employment with the Company on June 1, 2004.

(B)   Mr. Robinson was appointed as President – International Division of the Company on February 11, 2003. Prior to such appointment, Mr. Robinson served, and continues to serve, as Managing Director of Russ Berrie (U.K.) Limited, a wholly-owned subsidiary of the Company. Mr. Robinson’s compensation, exclusive of bonus (which is calculated at year end rates), has been converted based on the cumulative average exchange rates for the pound sterling for each respective year as follows: (i) 2005: $1.8210= £1; (ii) 2004: $1.8326= £1; and (iii) 2003: $1.6427= £1.

(C)   Mr. Bialosky began his employment with the Company on April 4, 2003.

(D)  Mr. Schneider was appointed as Executive Vice President – Sales of the Company on November 7, 2005. Prior to such appointment, Mr. Schneider served as Vice President, International Sales and Marketing and General Manager of Russ Australia Pty Limited, a wholly-owned subsidiary of the Company. Mr. Schneider’s compensation, exclusive of bonus (which is calculated at year end rates), has been converted based on the cumulative average exchange rates for the Australian Dollar for each respective year as follows: (i) 2005: $0.7629= $1 AUD; (ii) 2004: $.73716= $1 AUD; and (iii) 2003: $.6520= $1 AUD.

(E)   Ms. Moran began her employment with the Company on September 27, 2004 in the position of Executive Vice President – Sales. Effective November 3, 2005, Ms. Moran was no longer employed by the Company.

(1)           All salary and bonus payments are reported for the year in which they were earned.

(2)           While the aggregate of “Other Annual Compensation” reported for each named executive officer is lower than the lesser of $50,000 or 10% of the total annual salary and bonus for such named executive officer (for all but Mr. Gatto in 2004 and Mr. Schneider in 2005), the perquisites and other personal benefits included within the “Other Annual Compensation” that individually exceed 25% of the total perquisites and other personal benefits reported for each named executive officer include: (i) for Mr. Gatto, in 2005, a car allowance of $16,800 and $6,600 for the annual premium for long–term disability insurance; and in 2004, $49,046 for reimbursement of legal fees incurred by Mr. Gatto in connection with the negotiation of his employment agreement with the Company; (ii) for Mr. Robinson, a car allowance of $13,657 for 2005, $13,745 for 2004 and $12,320 for 2003; (iii) for Mr. Bialosky, a car allowance of $9,204 for 2005, $7,385 for 2004 and $5,677 for 2003; (iv) for Mr. Schneider, in 2005, personal travel reimbursement of $21,396 pursuant to his employment agreement; also includes personal use of a Company car, valued at $13,371 for 2005, $13,142 for 2004 and $11,736 for 2003. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” below; (v) for Mr. Wille, a car allowance of $10,145 for 2005 and Mr. Wille’s personal use of a Company car, valued at $3,257 for 2004 and $3,128 for 2003; and (vi) for Ms. Moran, a car allowance of $9,692 in 2005 and $2,571 in 2004.

(3)           Value is calculated by multiplying the number of shares awarded by the closing price of the Common Stock on the NYSE on the date of grant. An aggregate of 1,021 shares of restricted stock were held by two of the named executive officers at December 31, 2005, with an aggregate value as of such date of $11,557 (calculated by multiplying the number of shares held by the closing price of the Common Stock on the NYSE on December 30, 2005, the last business day of the Company’s last completed fiscal year). At December 31, 2005, of the outstanding restricted shares, the value of Mr. Robinson’s holdings was $5,710 and the value of Mr. Bialosky’s holdings was $5,847. On May 8, 2003, 1,496 restricted shares were issued to Mr. Robinson in accordance with an employment arrangement between Mr. Robinson and the Company, effective February 11, 2003, pursuant to which the restricted shares vest ratably over three years from the date of the grant. On April 4, 2003, 1,534 restricted shares were issued to Mr. Bialosky pursuant to the terms of an employment agreement between Mr. Bialosky and the Company, effective April 4, 2003, as amended June 2, 2003. Under the terms of Mr. Bialosky’s employment agreement, the restricted shares vested ratably over three years from the date of the grant.

(4)           “All Other Compensation” includes (i) for Mr. Gatto, $14,755 paid in each of 2005 and 2004 for the premium on a life insurance policy pursuant to an employment agreement between Mr. Gatto and the Company; (ii) for Mr. Schneider, $160,345 paid in 2005 as reimbursement for relocation expenses pursuant to an employment agreement between Mr. Schneider and the Company; (iii) for Ms. Moran, an aggregate of $168,096, which was paid to Ms. Moran or accrued in 2005 pursuant to her severance agreement with the Company; and $25,721 paid in 2004 to Ms. Moran for reimbursement of relocation expenses pursuant to her employment agreement. In addition to the foregoing, on May 7, 2004, the Company announced that the Board had authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans for cash in amounts ranging from $0.25 to $5.00 per share, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the SEC on May 7, May 28, June 15, June 22 and June 30, 2004, respectively. The tender offer closed in June 2004, with an aggregate purchase price of approximately $844,000 paid by the Company, which was recorded as a compensation expense in the second quarter of 2004. With respect to the named executive officers, “All Other Compensation” resulting from participation in the tender offer consisted of the following (at prices ranging from $2.00 to $0.25 per share, all in accordance with such tender offer documents): (a) for Mr. Bialosky, $3,750 for the tender of 15,000 options; (b) for Mr. Schneider, $5,136 for the tender of 17,723 options; and (c) for Mr. Wille, $4,955 for the tender of 19,820 options. In addition, during 2004, the Company purchased various options previously granted outside of the 1999 Stock Option and Restricted Stock Plan to the following named executive officers, as follows: (x) the Company purchased 30,000 options from Mr. Robinson on September 10, 2004 for an aggregate purchase price of $7,500; and (y) the Company purchased 25,000 options from Mr. Bialosky on August 3, 2004 for an aggregate purchase price of $6,250. Further, for Mr. Gatto and Mr. Bialosky, “All Other Compensation” consists of the Company’s contributions under the Company’s 401(k) Plan as follows: (a) for Mr. Gatto, $3,150 in 2005 and $0 in 2004; and (b) for Mr. Bialosky, $4,844 in 2005, $5,125 in 2004 and $6,000 in 2003.  For Mr. Robinson, “All Other Compensation” consists of the Company’s contributions under The Russell Berrie (UK) Ltd. Personal Pension Plan, which plan is not a defined benefit or actuarial plan, as follows:  $24,073 in 2005, $24,228 in 2004 and $20,371 in 2003. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” below for a description of the employment contracts between the Company and the foregoing named executive officers.

2005 OPTION GRANTS

The following table sets forth information regarding grants of options to purchase shares of Common Stock made by the Company during the year ended December 31, 2005 to each of the named executive officers.

	Individual Grants					Potential Realizable
	Number of					Value at Assumed
	Securities		Percent of Total			Annual Rates of
	Underlying		Options			Stock Price
	Options		Granted	Exercise or		Appreciation for 10
	Granted		to Employees	Base Price	Expiration	Year Option Term
Name	(#)		in Fiscal Year	($/Share)	Date	5% ($)	10% ($)

Andrew Gatto	100,000	(1)	8.97%	$13.05	5/2/2015	$820,707	$2,079,834

Jeffrey Bialosky	25,000	(2)	2.24	13.05	5/2/2015	205,177	519,958

Chris Robinson	70,000	(2)	6.28	13.05	5/2/2015	574,495	1,455,883

Keith Schneider	30,000	(2)	2.69	13.05	5/2/2015	246,212	623,950
	75,000	(3)	6.73	11.61	12/1/2015	547,610	1,387,751

John Wille	60,000	(2)	5.38	13.05	5/2/2015	492,424	1,247,900

A. Lynn Moran	25,000	(2)	2.24	13.05	5/2/2015	205,177	519,958

(1)           The referenced options were granted under the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”) to Mr. Gatto on May 2, 2005. Under the original grant terms, the options were to vest and become exercisable ratably over five years (20% per year) from the date of grant and, in general, the options are exercisable for ten years from the date of the grant. However, all such options were deemed vested as of December 28, 2005. See “Acceleration of Vesting in 2005” below for a discussion of accelerated vesting of options. In accordance with his employment agreement, if Mr. Gatto’s employment is terminated by the Company without Cause or by reason of Disability, or by Mr. Gatto for Good Reason (each as defined in his employment agreement), whether or not in connection with a change in control, or by reason of his death, any outstanding unexercised portion of the option may be exercised for two years after the termination date or the remainder of the term of the option, whichever period is shorter. If Mr. Gatto’s employment is terminated by the Company for Cause or by Mr. Gatto without Good Reason (each as defined in his employment agreement), any unexercised portion of the option may be exercised for 30 days after the termination date or for the remaining term of the options, whichever is shorter. The options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan. The Company has also granted to Mr. Gatto certain registration rights regarding the shares issued upon exercise of such options.

(2)          All referenced options were granted under the 2004 Plan on May 2, 2005. Under the original grant terms, the options were to vest and become exercisable ratably over five years (20% per year) from the date of grant and, in general, the options are exercisable for ten years from the date of the grant. However, all such options were deemed vested as of December 28, 2005. See “Acceleration of Vesting in 2005” below for a discussion of the accelerated vesting of options. In the event of retirement, disability or death while in the employ of the Company or within one year after such date, all such unexercised options may be exercised for up to one year (or the exercise period, if shorter) after such event. If the option holder’s employment is terminated for any other reason, any unexercised options will be cancelled and deemed terminated immediately, except that if employment is terminated by the Company for other than “Cause” (as defined in the plan), all unexercised options may be exercised within 30 days of the termination date (or the option period, if shorter). Other provisions governing the grants are set forth in the 2004 Plan. In the event of any change in the outstanding Common Stock, as specified in the 2004 Plan, the committee administering the 2004 Plan may adjust the aggregate number of shares available for awards under the 2004 Plan, the exercise price of any options granted under the 2004 Plan, and any or all other matters deemed appropriate by such committee, including, without limitation, accelerating the exercise period pertaining to any award thereunder. In connection with a Business Combination (as defined in the 2004 Plan), such committee, in its sole discretion, may provide for, among other things, the substitution for such awards of new awards covering the stock of a successor corporation (or a parent or subsidiary thereof), with appropriate adjustments as to the number and kind of shares and exercise prices, or the acceleration of the exercise period pertaining to any award.

(3)           The referenced options were granted to Mr. Schneider as inducement options on December 1, 2005 in accordance with the employment agreement, effective November 7, 2005, between Mr. Schneider and the Company, pursuant to which he was hired as Executive Vice President – Sales of the Company. Of such options, 70,000 were granted under the 2004 Plan and 5,000 were granted outside the 2004 Plan (due to grant limitations therein). The material terms of the grant are set forth in footnote (2), including the acceleration of the vesting provisions of the options as of December 28, 2005.

AGGREGATED OPTION EXERCISES IN 2005 AND

YEAR-END OPTION VALUES

The following table sets forth information regarding option exercises during 2005 and the number and year-end value of unexercised options held on December 31, 2005 by each of the named executive officers.

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
			Options	Options
	Shares Acquired	Value	At Fiscal Year-End (#)	At Fiscal Year-End ($)
Name	on Exercise (#)	Realized ($)	Exercisable/Unexercisable(1)	Exercisable/Unexercisable (2)

Andrew Gatto	—	—	350,000 / 0	$ — / —

Jeffrey Bialosky	—	—	25,000 / 0	— / —

Keith Schneider	—	—	105,000 / 0	— / —

Chris Robinson	—	—	93,610 / 0	— / —

John Wille	—	—	60,000 / 0	— / —

A. Lynn Moran	—	—	0 / 0	— / —

(1)           See “Acceleration of Vesting in 2005” below for a discussion of the accelerated vesting of options as of December 28, 2005.

(2)           Value is calculated by determining the difference between the price of the Common Stock underlying the options on the NYSE at December 30, 2005 and the exercise price of the options on such date. Options are “in-the-money” if the fair market value of the underlying securities exceeds the exercise price of the options. None of the options were in-the-money on December 30, 2005.

Acceleration of Vesting in 2005

Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertain to options with exercise prices in excess of the market price for the Company’s Common Stock at the close of business on December 28, 2005 (“Underwater Options”) which had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options that had not yet fully-vested (including all grants to Non-Employee Directors under the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”) in 2005), became fully vested and immediately exercisable at the close of business on December 28, 2005.

DIRECTOR COMPENSATION

On May 4, 2005, the Board approved the following arrangements with respect to the compensation of each director who is not an officer or other employee of the Company (“Non-Employee Directors”): (i) the annual retainer for service as a director was increased from $12,000 to $15,000; (ii) the compensation for attendance at each Board meeting was increased from $1,000 to $1,250, except that the Chairman of the Board will receive $2,000 for each Board meeting attended; (iii) the compensation for attendance at each Audit Committee meeting was increased from $1,000 to $1,500, except that the Chairman of the Audit Committee will receive $2,000 for each Audit Committee meeting attended; and (iv) the compensation for attendance at each Board committee meeting, other than the Audit Committee, was increased from $1,000 to $1,250, except that the Chairman of such committee will receive $2,000 for each committee meeting attended. In addition, effective May 4, 2005, Non-Employee Directors became entitled to reimbursement of $2,000 per day for participation in any directors’ retreat attended during the year. Further, on May 4, 2005, the Board approved the commencement of an annual grant to each Non-Employee Director of options to purchase 15,000 shares of the Company’s Common Stock pursuant to the 2004 Plan. All Non-Employee Directors were also eligible to participate in the Company’s Executive Deferred Compensation Plan until its termination on January 3, 2006. Directors who are employees of the Company receive no additional compensation for services as a director, although all directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors.

Unless otherwise provided in an agreement evidencing the award, options granted to Non-Employee Directors under the 2004 Plan are granted at an exercise price equal to the fair market value of the Company’s stock on the date of grant, vest and become exercisable ratably over five years (20% per year) from the date of grant and continue to be exercisable for a period of ten years therefrom. Notwithstanding the foregoing, unless otherwise provided in an agreement evidencing the award, (i) in the event of the death or Disability (as defined in the 2004 Plan) of a Non-Employee Director while serving as a member of the Board, all such director’s unexercised options vest, and may be exercised by such director’s estate, legatee(s), legal representative or permitted transferee for up to one year after such director’s death or final determination of Disability, or the stated term of the unexpired option, if earlier, and (ii) if a Non-Employee Director ceases to serve as a member of the Board for any reason other than as set forth in clause (i) above, such director’s non-vested options immediately terminate, and such director’s unexercised vested options shall be exercisable for a period of 30 days after the applicable termination date. See “Acceleration of Vesting in 2005” above for a discussion of accelerated vesting of options as of December 28, 2005.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Contracts

Mr. Gatto

An agreement was executed between the Company and Andrew Gatto as of April 9, 2004 (the “Agreement”). Pursuant to the Agreement, Mr. Gatto became President and Chief Executive Officer of the Company as of June 1, 2004, at an annual base salary of $650,000 per year, subject to annual increases at the discretion of the Board (his current annual base salary remains at $650,000). Pursuant to the terms of the Agreement, Mr. Gatto is eligible to earn (i) an annual incentive compensation amount (an “IC Award”), ranging from zero to 80% of his base salary, based on the operating income results for the immediately preceding fiscal year (with a guarantee that such bonus for 2005 would not be less than the excess, if any, of $300,000 over the bonus amount paid with respect to 2004, which was guaranteed for 2004 to be $300,000 multiplied by the number of days worked in 2004); (ii) an annual merit bonus (the “MB”) in a maximum amount equal to 20% of his base salary upon achievement of strategic objectives pre-determined by the Compensation Committee of the Board in its discretion; and (iii) a one-time bonus of $500,000 (the “SB”) in the event that the Company achieves operating income or specified earnings targets in excess of a target to be agreed by Mr. Gatto and the Board in each of two consecutive calendar years prior to January 2009 and sales for the second of those years equals or exceeds sales for the previous year. For 2005, Mr. Gatto received an Incentive Compensation (“IC”) Award of $124,590 (he received $175,410 in 2004).

In addition to the foregoing and in accordance with the Agreement, on June 1, 2004, Mr. Gatto was granted (i) a ten-year stock option under the 2004 Plan to purchase 100,000 shares of the Company’s Common Stock and (ii) a ten-year stock option outside of the 2004 Plan (due to grant limitations therein) to purchase 150,000 shares of the Company’s Common Stock, in each case with an exercise price of $19.53 per share, the closing market price of such stock on the NYSE on the date of grant. The Agreement also provides that additional option grants will be considered at the discretion of the Board no less frequently than triennially and, in accordance therewith, in May 2005, Mr. Gatto was granted an additional ten-year stock option under the 2004 Plan to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $13.05 per share. See the “2005 Option Grants” chart above for the material terms of the options granted to Mr. Gatto in 2005 (such terms also apply to options granted to Mr. Gatto in 2004). All of the foregoing options became fully vested and immediately exercisable as of December 28, 2005. See “Acceleration of Vesting in 2005” above for a discussion of accelerated vesting of options as of December 28, 2005.

On April 9, 2004, Mr. Gatto was appointed to the Company’s Board of Directors. Mr. Gatto may terminate his employment with the Company for “Good Reason” for any failure to maintain him as a member of the Board during his employment under the Agreement.

Mr. Gatto is entitled to participate generally in all pension, retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company on terms no less favorable than those provided to such officers, and also receives a car allowance. In addition, the Company provides Mr. Gatto with a life insurance policy in an amount equal to the lesser of (x) $3,500,000 and (y) the maximum amount that can be purchased for a premium of $15,000 annually, and reimbursement for up to $6,000 per year for certain long term disability insurance policy premiums. See footnote 2 of the “Summary Compensation Table” above for a description of certain perquisites received by Mr. Gatto during 2005.

In the event of the termination of Mr. Gatto’s employment either by the Company for Cause, or by Mr. Gatto without Good Reason (each as defined in the Agreement), Mr. Gatto will be entitled to receive amounts earned, accrued or owed to him as of the date of termination (including base salary) but not yet paid and other benefits, if any, in accordance with applicable Company policy. In addition, any unexercised portion of any options granted to him to date shall remain exercisable for the shorter of 30 days or their remaining term.

If Mr. Gatto’s employment under the Agreement is terminated by the Company without Cause or by reason of the Disability of Mr. Gatto, or by Mr. Gatto for Good Reason (each as defined in the Agreement), whether or not in connection with change of control or by reason of Mr. Gatto’s death, Mr. Gatto shall be entitled to receive the following:

(i)            amounts earned, accrued or owed to him (including base salary), as of the date of termination but not yet paid;

(ii)           other benefits, if any, in accordance with applicable Company policy;

(iii)          an amount equal to 200% of his annual base salary at the time of the termination;

(iv)          (1) if the termination occurs on or prior to the second anniversary of the Commencement Date (as defined in the Agreement), payment of (A) an amount equal to the pro-rata portion (based upon the portion of the fiscal year during which he was employed) of an IC Award equal to 40% of his base salary at the time of the termination, and (B) an amount equal to 200% of an IC Award equal to 40% of his base salary at the time of the termination; and (2) if the termination occurs after the second anniversary of the Commencement Date, payment of (A) an amount equal to the pro-rata portion of the IC Award otherwise payable to him for the year in which such termination occurs, determined using the actual operating income achieved in the year in which the termination occurs and (B) an amount equal to 200% of the IC Award actually earned by him with respect to the last full fiscal year of his employment;

(v)           an amount equal to the pro-rata portion of the MB earned by Mr. Gatto for the year of termination;

(vi)          if the termination occurs during or after the second year in which the SB would have been earned had Mr. Gatto’s employment not been terminated, he will be entitled to an amount equal to a pro-rata portion (based upon the portion of the two fiscal years in which the SB was earned during which he was employed) of the SB amount otherwise payable to him had his employment not been terminated. If his employment is terminated for any reason prior to such second year in which the SB would have been earned had his employment not been terminated, Mr. Gatto shall not be entitled to any portion thereof.

Further, in the event of such termination, the unexercised portion of any options granted to him shall remain exercisable for a period of two years or the remaining term of such options, whichever is shorter.

Mr. Gatto is not a participant in the Company’s Change in Control Plan (see below).

Mr. Robinson

When Mr. Robinson was appointed as President – International Division on February 11, 2003, the Company entered into an employment arrangement with Mr. Robinson, which generally provides for: (i) an annual base salary, effective May 8, 2003, of $256,070, which is subject to periodic review (his current base salary is $311,569); (ii) an incentive compensation program applicable for 2003 only that entitled him to receive a cash bonus payment of up to 100% of his base salary, as described in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”); (iii) an award, on May 8, 2003, of 30,000 stock options, all of which were purchased by the Company on September 10, 2004; and (iv) a one-time award, on May 8, 2003, of 1,496 shares of restricted stock, which stock vests ratably over three years, unless forfeited under specified circumstances.

Previous bonus programs in which Mr. Robinson participated pursuant to his employment arrangement were replaced by successor programs, the most current of which is the Incentive Compensation Program (“IC Program”). See “2005 Cash Bonuses” in the “Compensation Committee Report” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) for a description of the IC Program. In 2005, Mr. Robinson participated in the IC Program, with an Applicable Percentage for 2005 of 60% and an IC Factor of $186,944, and received a cash bonus pursuant thereto equal to $29,134.

Mr. Robinson is also entitled to participate generally in all pension, retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, and as in accordance with the laws of the United Kingdom, including the provision of a car allowance, as described in footnote (2) to the “Summary Compensation Table” above. In addition, Mr. Robinson is a participant in the Company’s Change in Control Plan, but is not a participant in the Company’s Severance Policy (see below).

Mr. Bialosky

Mr. Bialosky, who joined the Company on April 4, 2003, currently serves as Senior Vice President – National Accounts. His employment agreement provides for an annual base salary of $280,000, which is subject to periodic review (his current base salary is $288,400). On his date of hire, Mr. Bialosky, pursuant to his employment agreement, was also awarded (i) 25,000 stock options, all of which were purchased by the Company on August 3, 2004; and (ii) 1,534 shares of restricted stock, all of which are currently vested. Further, for the year 2003, Mr. Bialosky’s employment agreement entitled him to participate in the cash bonus program described in the 2004 Proxy Statement. Pursuant to his employment agreement, Mr. Bialosky’s employment with the Company is considered “at will” and the Company reserves the right to change or modify all programs set forth therein.

The bonus program set forth in Mr. Bialosky’s employment agreement was replaced by successor bonus programs, the most current of which is a sales bonus program pursuant to which Mr.Bialosky is eligible to receive a cash bonus if sales are achieved in excess of a specified sales target with respect to specified customer accounts. If the sales target is exceeded, the cash bonus would be equal to the percentage of sales in excess of the sales target multiplied by his base salary. In 2005, Mr. Bialosky received a cash bonus in the amount of $57,828.

Pursuant to his employment agreement, Mr. Bialosky is also entitled to participate generally in all pension, retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Severance Policy and the provision of a car allowance, as described in footnote (2) to the “Summary Compensation Table” above. In addition, pursuant to the terms of his employment agreement, Mr. Bialosky is a participant in the Company’s Change in Control Plan.

Ms. Moran

Effective September 27, 2004, the Company entered into an employment agreement with Ms. Moran in connection with her employment as Executive Vice President – Sales of the Company. Ms. Moran’s employment with the Company was terminated as of November 3, 2005. Pursuant to her employment agreement, Ms. Moran’s employment with the Company was considered “at will” and the Company reserved the right to change or modify all programs set forth therein.

Pursuant to the terms of her employment agreement, Ms. Moran was entitled to an annual base salary of $325,000. Commencing 2005, Ms. Moran was also eligible to participate in the Company’s IC Program, which would have entitled her to receive a cash payment of up to 50% of her annual base salary had she remained in the employ of the Company. Sixty-Five Thousand Dollars of her potential incentive compensation for 2005 was guaranteed to be paid in four equal quarterly installments, although she received only $48,750 of such guaranteed payment in 2005 as a result of the termination of her employment. In accordance with her employment agreement, on December 27, 2004, Ms. Moran was also granted 50,000 stock options pursuant to the 2004 Plan. In connection with the termination of her employment and in accordance with her employment agreement, the Company entered into a severance agreement with Ms. Moran in November 2005, pursuant to which Ms. Moran received an aggregate of $168,096, consisting of (i) $161,250 for six months severance, $1,846 for continuation of her car allowance for 60 days following the date of termination of her employment (each in accordance with the Company’s Severance Policy) and (ii) $5,000 for accrued vacation time.

Ms. Moran’s employment agreement also entitled her to participate generally in all pension, retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy and a monthly car allowance. Ms. Moran was also entitled to reimbursement for certain relocation expenses. See “Summary Compensation Table” above. In addition, Ms. Moran was a participant in the Company’s Change in Control Plan.

Mr. Wille

The Company entered into an employment agreement with Mr. Wille when he joined the Company as Vice President and Chief Financial Officer, effective February 20, 2001. Pursuant to his employment agreement, Mr. Wille’s employment with the Company is considered “at will” and the Company reserves the right to change or modify all programs set forth therein.

Mr. Wille’s employment agreement provides for an annual base salary of $190,000, which is subject to periodic review (his current base salary is $250,000). Mr. Wille’s employment agreement also entitled him to participate in the cash bonus program described in the 2004 Proxy Statement. Further, pursuant to his employment agreement, Mr. Wille is eligible to participate in the Company’s stock option plans.

The bonus program set forth in Mr. Wille’s employment agreement was replaced by successor bonus programs, the most current of which is the IC Program. In 2005, Mr. Wille participated in the IC Program, with an Applicable Percentage for 2005 of 40% and an IC Factor of $100,000, and received a cash bonus pursuant thereto in the amount of $16,563.

In addition to the foregoing, Mr. Wille’s employment agreement entitles him to participate generally in all pension, retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including a car allowance. See “Summary Compensation Table” above. In addition, subject to the following paragraph, Mr. Wille is eligible to participate in the Company’s Severance Policy and is a participant in the Change in Control Plan.

On March 22, 2006, the Company entered into an agreement with Mr. Wille. Pursuant to the agreement, in the event that Mr. Wille’s employment is terminated by the Company without cause, notwithstanding the provisions of the Company’s Severance Policy, he will be entitled to the benefits of such policy for a period of twelve (12) months, except that reimbursement for automobile expenses will be as provided in the policy. In addition, notwithstanding the provisions of the Severance Policy, if Mr. Wille obtains gainful employment at any time during months seven (7) through twelve (12) of any severance period, severance benefits will terminate upon commencement of such employment.

Mr. Schneider

The Company entered into an employment agreement with Mr. Schneider with respect to his employment as Executive Vice President – Sales, effective November 7, 2005. Prior thereto, and since 1985, Mr. Schneider had been employed by Russ Berrie Australia Pty Limited, a wholly-owned subsidiary of the Company, most recently as Vice President, International Sales and Marketing and General Manager.

In accordance with the terms of his employment agreement with the Company, Mr. Schneider is entitled to an annual base salary of $350,000. Mr. Schneider will also be entitled to participate in the IC Program, with an Applicable Percentage for 2006 of 50% and an IC Factor of $175,000 (with a total potential bonus for 2006 of $262,500). For the year 2006, $100,000 of Mr. Schneider’s potential IC award is guaranteed to be paid in four equal quarterly installments during 2006. In addition, Mr. Schneider will be entitled to a one-time incentive bonus of a maximum of $100,000 for 2006, 50% of which can be earned based upon achievement of certain net sales in the Company’s domestic gift business and 50% of which can be earned based upon achievement of specified earnings for such business.

On December 1, 2005, pursuant to the terms of his employment agreement, Mr. Schneider was also granted 75,000 stock options (5,000 of which were granted outside of the 2004 Plan due to grant limitations therein), with terms set forth in the 2004 Plan.

Mr. Schneider’s employment agreement also provides that he is entitled to reimbursement by the Company for certain relocation expenses from Australia to the United States and for up to $30,000 per year for certain family travel expenses between the United States and Australia. Pursuant to his employment agreement, Mr. Schneider’s employment with the Company is considered “at will” and the Company reserves the right to change or modify all programs set forth therein.

In addition to the foregoing, Mr. Schneider’s employment agreement entitles him to participate generally in all pension, retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy and a monthly car allowance. See “Summary Compensation Table” above. In addition, Mr. Schneider is also a participant in the Company’s Change in Control Plan.

Termination of Employment and Change-in-Control Arrangements

Change in Control Plan

The Board adopted a Change in Control Severance Plan (the “Change in Control Plan”) effective January 29, 2003, as amended December 22, 2003.

Participants

Participants in the Change in Control Plan are those individuals from time to time designated by the Board or a duly authorized committee of the Board.

Benefits

If a Participant’s employment with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan) or by the Participant for “Good Reason” (as defined in the Change in Control Plan) (each, a “Qualifying Termination”) during the period commencing six months prior to and ending two years after a Change in Control (defined in the Change in Control Plan generally to mean (A) where any person or group, other than the Company, any of its subsidiaries, Ms. Berrie, Mr. Berrie’s lineal descendants, Mr. Berrie’s Estate, various specified trusts or other entities created by or at the direction of Mr. Berrie, any trust created pursuant to the terms of the instruments governing or creating such trusts or entities, any fiduciaries thereof or specified groups in which the foregoing are members, becomes the beneficial owner of 25% or more of the voting power of the Company, (B) as a result of specified events, a defined group of directors ceases to be a majority of the Board, (C) consummation of specified business combinations, sales of assets or recapitalizations or similar transactions involving the Company, or (D) approval by the shareholders of a plan of liquidation or dissolution of the Company), such Participant shall be paid the following “Severance Benefit”:

(i)            if the Qualifying Termination occurs during the six-month period preceding or the one-year period following the Change in Control (the “First Period”), an amount equal to 150% of the Participant’s “Current Total Annual Compensation” (as defined in the Change in Control Plan); and

(ii)           if the Qualifying Termination occurs during the second year after the Change in Control (the “Second Period”), an amount equal to 75% of the Participant’s Current Total Annual Compensation.

Severance Benefits will be paid in one lump-sum payment within 30 business days after a Participant’s employment with the Company terminates or the Change in Control occurs, whichever is later, or at such earlier time as required by applicable law.

A Participant entitled to receive a Severance Benefit will also receive the following additional benefits:

(a)           The Company will cause options to purchase Company stock (“Stock Options”) held by a Participant that are not fully vested and exercisable on the date of the Qualifying Termination to:

(1)           if the Qualifying Termination occurs during the First Period, become fully vested and exercisable as of the date of such Qualifying Termination (or, if later, as of the date on which the Change in Control occurred); and

(2)           if the Qualifying Termination occurs during the Second Period, become fully vested and exercisable as of the date of such Qualifying Termination as to those Stock Options that would otherwise have vested within one year after the Qualifying Termination.

(b)           The Company will cause unvested restricted shares of Company stock (the “Restricted Shares”) held by a Participant on the date of the Qualifying Termination to:

(1)           if the Qualifying Termination occurs during the First Period, become fully vested as of the date of such Qualifying Termination (or, if later, as of the date on which the Change in Control occurred) as to those Restricted Shares for which the vesting restrictions would otherwise have lapsed within one year after the Qualifying Termination; and

(2)           if the Qualifying Termination occurs during the Second Period, become fully vested as of the date of such Qualifying Termination as to those Restricted Shares for which the vesting restrictions otherwise would have lapsed within six months after the Qualifying Termination.

(c)           The Company will for a period of 18 months (in the case of a Qualifying Termination during the First Period) or one year (in the case of a Qualifying Termination during the Second Period) following the Qualifying Termination, continue to provide to the Participant (i) use of an automobile or payment of an automobile allowance in an amount sufficient to compensate the Participant to substantially the same extent as if the Company continued to provide the automobile and (ii) medical and other insurance benefits, in each case to the extent and on substantially the same basis as provided immediately prior to the Qualifying Termination.

Reduction of Payments

If a Participant’s receipt of any payment and/or non-monetary benefit under the Change in Control Plan (including, without limitation, the accelerated vesting of Stock Options and/or Restricted Shares) (collectively, the “Plan Payments”) would cause him or her to become subject to the excise tax imposed under Section 4999 of the Code (or any interest or penalties incurred by an affected Participant with respect to such excise tax), the Company shall reduce his or her Plan Payments to the extent necessary to avoid the application of such excise tax if (i) the required reduction does not exceed 10% of the aggregate amount of the Plan Payments and (ii) as a result of such reduction, the net benefits to the Participant of the Plan Payments as so reduced (after payment of applicable income taxes) exceeds the net benefit to the Participant of the Plan Payments without such reduction (after payment of applicable income taxes and excise taxes). If a reduction in Plan Payments to a Participant in the amount permitted by clause (i) is insufficient to avoid the application of such excise tax, then such affected Participant shall be entitled to receive an additional “gross-up” payment equal, on an after-tax basis, to the excise tax imposed upon the Plan Payment.

On terms specified in the Change in Control Plan, the Company reserves the right to contest any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of a gross-up payment, and will control all proceedings taken in connection with any such contest.

Administration of the Change in Control Plan

The Change in Control Plan is currently administered by the Compensation Committee.

Amendment of the Plan

The Company reserves the right to amend, in whole or in part, any or all of the provisions of the Change in Control Plan by action of the Board at any time; provided, that, no such amendment may reduce the benefits and payments due to any Participant hereunder in the event of a Qualifying Termination.

Successors

Any successor or assignee to all or substantially all the business or assets of the Company will be required to perform the Company’s obligations under the Change in Control Plan in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place. Any payment or benefit to which a Participant has become entitled under the Change in Control Plan that remains unpaid at the time of such Participant’s death shall be paid to the estate of such Participant when it becomes due.

No Duty to Mitigate

No Participant entitled to receive a Severance Benefit is required to seek other employment or to attempt in any way to reduce any amounts payable to him or her pursuant to the Change in Control Plan. Severance Benefits will not be reduced by any compensation earned by the Participant as a result of employment by another employer or otherwise.

Rights Under Other Plans, Policies, Practices and Agreements.

The Change in Control Plan supersedes any other change in control severance plans, policies and/or practices of the Company as to the Participants, other than any individual executed agreement or arrangement between a single Participant and the Company in effect on January 1, 2003 or thereafter, which agreement specifically addresses payments or benefits made or provided upon termination of employment or in connection with a Change in Control (an “Additional Agreement”). If a Participant is due benefits or payments under both an Additional Agreement and the Change in Control Plan and/or where the Change in Control Plan and the applicable Additional Agreement have inconsistent or conflicting terms and conditions, the Participant shall receive the greater of the benefits and payments, and the more favorable terms and conditions to him or her, under the Additional Agreement and the Change in Control Plan, determined on an item-by-item basis.

Severance Policy

The Compensation Committee adopted an amendment (the “Amendment”) to the Company’s general severance policy (which previously allowed for a maximum of six week’s severance pay under specified circumstances), applicable only to employees who are domestic vice presidents or above (collectively, “DVPs”), effective February 11, 2003.

Benefits

If a DVP’s employment with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan), and not in connection with (i.e., occurring more than 6 months before or more than two years after) a Change in Control of the Company (as defined in the Change in Control Plan), such DVP will be paid “Severance Payments” ranging from a minimum amount equal to 4 months of such DVP’s base salary in effect on the date of termination, exclusive of any bonuses or commissions (“Current Salary”) to a maximum amount equal to 12 months of such DVP’s Current Salary, depending on the period of time that such DVP was employed by the Company at the time of such termination. The time period on which Severance Payments are based (i.e., 4 months of total employment, 6 months of total employment, etc.) shall be the “Severance Period”. Severance Payments will be paid over the course of the relevant Severance Period in accordance with the Company’s regular salary payment schedule (not in a lump sum).

During the relevant Severance Period, the Company will continue to provide the terminated DVP with medical and other insurance benefits, in each case to the extent and on substantially the same basis (including relevant payroll deductions) as provided immediately prior to the termination. In addition, for a period of 60 days following the DVP’s termination, the Company will continue to provide to the DVP use of an automobile or an equivalent payment therefore.

Termination of Severance Payments

If the terminated DVP obtains gainful employment during the Severance Period, the Amendment provides that Severance Payments will terminate on the date that such new employment commences.

Release, Non-Compete, Non-Hire and Non-Disparagement

As a condition to the receipt of any Severance Payments, each terminated DVP will be required to execute the Company’s form of General Release of Claims, Non-Compete, Non-Hire and Non-Disparagement Agreement.

Rights Under Other Agreements

The Amendment supercedes any other agreement between the Company and a DVP that provides for lesser benefits with respect to the type of termination covered thereby in effect on the effective date of the Amendment or thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Messrs. Landman (Chair), Benaroya and Kling. Mr. Sidney Slauson was a member of the Compensation Committee until March 11, 2005, the effective date of his retirement from the Board. None of the members of the Compensation Committee is or ever has been an officer or employee of the Company or any of its subsidiaries, and no “compensation committee interlocks” existed during 2005. Mr. Benaroya is the Chairman, President and CEO of United Retail Group, Inc., which operates a chain of retail specialty stores.  United Retail Group is currently a customer of the Company and, in 2005, purchased an aggregate of approximately $165,000 of the Company’s products.  The Company believes that the terms of these transactions are consistent with those that could be obtained from third party purchasers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of April 26, 2006, the shares of Common Stock beneficially owned by each director of the Company, by certain executive officers of the Company and by all directors and officers of the Company as a group.

	Shares of	Shares of	Total Shares	Percentage of
Name of Director,	Common Stock	Common Stock	of Common Stock	Outstanding
Officer or	Beneficially	Acquirable	Beneficially	Common
Identity of Group	Owned (1)	Within 60 Days (2)	Owned (1) (2)	Stock (2)

Raphael Benaroya (3)	4,642,856	15,000	4,657,856	22.3%
Angelica Berrie (4)	4,634,234	15,000	4,649,234	22.3%
Jeffrey Bialosky	1,554	25,000	26,554	*
Carl Epstein	1,000	15,000	16,000	*
Andrew Gatto	-0-	350,000	350,000	1.7%
Ilan Kaufthal (6)	4,630,451	15,000	4,645,451	22.3%
Charles Klatskin**	21,000	15,000	36,000	*
Joseph Kling	-0-	15,000	15,000	*
William A. Landman	65	15,000	15,065	*
Lynn Moran**	-0-	-0-	-0-	*
Chris Robinson (5)	1,533	93,610	95,143	*
Keith Schneider	-0-	105,000	105,000	*
Josh S. Weston (7)	4,630,751	15,000	4,645,751	22.3%
John Wille	-0-	60,000	60,000	*

All directors and officers as a group (23 persons) (8)	4,695,443	1,051,110	5,746,553	26.3%

  *    Less than 1%

**   Ms. Moran left the employ of the Company in November 2005, and Mr. Klatskin will retire from the Board effective as of the date of the 2006 Annual Meeting of Shareholders.

(1)   Each individual has the sole power to vote and dispose of the shares of Common Stock, except as provided in notes 3, 4, 5, 6 and 7 below; and, in the case of restricted shares granted outside of the Company’s 1999 Stock Option and Restricted Stock Plan, subject to the agreements governing such grant.

(2)   Includes the number of shares subject to stock options granted by the Company that are exercisable within 60 days of April 26, 2006.

(3)   See footnote (5) in the “Security Ownership of Certain Beneficial Owners” table set forth herein.

(4)   See footnote (3) in the “Security Ownership of Certain Beneficial Owners” table set forth herein.

(5)   Includes 498 shares of restricted stock whose restrictions have not lapsed as of April 26, 2006, but with respect to which the recipient has sole voting power, but not dispositive power.

(6)   See footnote (4) in the “Security Ownership of Certain Beneficial Owners” table set forth herein.

(7)   See footnote (6) in the “Security Ownership of Certain Beneficial Owners” table set forth herein.

(8)   In computing the aggregate number of shares owned by directors and officers as group, shares beneficially owned by more than one person have not been counted more than once.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of April 26, 2006, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock: (i) the name and address of such owner, (ii) the number of shares beneficially owned, and (iii) the percentage of the total number of shares of Common Stock outstanding so owned.

Name and Address of	Number of Shares		Percent
Beneficial Owner	Beneficially Owned*		of Class**

The Russell Berrie	4,175,015	(1)	20.0%
Foundation, a New Jersey
Nonprofit Corporation
Glenpointe Centre East, 7th Fl
300 Frank W. Burr Blvd.
Teaneck, New Jersey 07666

Myron Rosner	4,627,958	(2)	22.2%
c/o Wilentz, Goldman & Spitzer
90 Woodbridge Center Drive
Woodbridge, New Jersey 07095

Angelica Berrie	4,649,234	(3)	22.3%
c/o The Russell Berrie Foundation,
a New Jersey Corporation
Glenpointe Centre East, 7th Fl
300 Frank W. Burr Blvd.
Teaneck, New Jersey 07666

Ilan Kaufthal	4,645,451	(4)	22.3%
c/o Bear, Sterns & Co., Inc.
383 Madison Avenue
New York, NY 10179

Raphael Benaroya	4,657,856	(5)	22.3%
c/o United Retail Group, Inc.
365 West Passaic Street
Rochelle Park, New Jersey 07662

Name and Address of	Number of Shares		Percent
Beneficial Owner	Beneficially Owned*		of Class**

Josh Weston	4,645,751	(6)	22.3%
c/o Automatic Data Processing, Inc.
One ADP Boulevard
Roseland, New Jersey 07068

Norman Seiden	4,624,451	(7)	22.2%
200 Old Palisade Road, Suite 17D
Fort Lee, New Jersey 07024

Franklin Advisory Services, LLC	2,233,100	(8)	10.7%
One Parker Plaza, 9th Floor
Fort Lee, NJ 07024

Third Avenue Management LLC	3,619,285	(9)	17.4%
622 Third Avenue, 32nd Floor
New York, New York 10017

  *    The Company has been informed of the following, which is reflected in footnotes (1) through (7) below. In addition to the 4,175,015 shares beneficially owned by The Russell Berrie Foundation (the “Foundation”), as of March 28, 2006, the Estate of Mr. Russell Berrie (the “Estate”) made a disposition of all 1,852,463 Common Shares held by it to The Russell Berrie 2002A Trust (the “Trust”), and immediately thereafter, the Trust made a disposition of all 4,624,451 Common Shares held by it (including the Common Shares received from the Estate) (the “Transferred Shares”) to the Foundation. Following such transactions, the Foundation is the record owner of an aggregate of 8,799,466 shares of the Company. Also as of March 28, 2006, the trustees of the Trust and the Foundation entered into a Receipt, Release, Refunding and Share Voting and Disposition Agreement (the “Voting Agreement”), pursuant to which, among other things, the trustees (the “Trustees”) of the Trust (each of Ms. Berrie and Messrs. Weston, Benaroya, Kaufthal, Seiden and Rosner), as such, collectively retain the sole power to vote and to dispose of all Transferred Shares, as well as any securities of the Company received by the Foundation in respect of the Transferred Shares, until December 25, 2007 or until such Voting Agreement is earlier terminated as provided therein (the “Retained Rights”). Notwithstanding the foregoing, the Retained Rights will automatically terminate as to the relevant shares upon their disposition by the Foundation, as directed by the Trustees. As a result of the foregoing, although the economic benefits of ownership of the Transferred Shares have been transferred to the Foundation (and as a result, the Foundation is entitled to, among other things, all dividends, adjustments with respect to such shares and proceeds from sale thereof), the Trustees, as such, collectively have and will retain sole beneficial ownership of such shares for purposes of Section 13(d) of the Exchange Act until the disposition of such shares or the termination of the Voting Agreement. Therefore, the number of shares reported for the Foundation does not include the Transferred Shares.

**   Note that because the beneficial ownership of certain of the shares of Common Stock held by the individuals listed herein is shared by such individuals, as determined pursuant to the rules of the SEC, the percentages set forth in this table aggregate to more than 100%, even though this table does not represent all holdings of Common Stock of the Company.

(1)   As reported on the Schedule 13D/A, as amended by the Form 4 filed by the Foundation with the SEC on March 1, 2005 and August 22, 2005, respectively.

(2)   Includes the Transferred Shares, with respect to which each of the Trustees, including Mr. Rosner, possesses shared voting power and shared dispositive power.  The Company has been informed that Mr. Rosner disclaims beneficial ownership of the Transferred Shares.  In addition, Mr. Rosner also owns (a) 2,757 shares held in a roll-over IRA plan, of which Mr. Rosner has sole voting power and sole dispositive power with respect to the shares; and (b) 750 shares held by Mr. Rosner as joint tenant with his spouse, of which Mr. Rosner has shared voting power and shared dispositive power with respect to the shares.  Does not include 4,175,015 shares of Common Stock beneficially owned by the Foundation, of which Mr. Rosner is a member of the Board of Trustees.

(3)   Includes the Transferred Shares, with respect to which each of the Trustees, including Ms. Berrie, possesses shared voting power and shared dispositive power.  The Company has been informed that Ms. Berrie disclaims beneficial ownership of the Transferred Shares.  Ms. Berrie also owns 9,783 shares, with respect to which Ms. Berrie has sole voting power and sole dispositive power. Shares deemed beneficially owned also include 15,000 shares subject to options exercisable within sixty days of April 26, 2006, as to which Ms. Berrie will have, if exercised, sole voting and dispositive power.  Does not include 4,175,015 shares of Common Stock beneficially owned by the Foundation, of which Ms. Berrie is a member of the Board of Trustees.

(4)   Includes the Transferred Shares, with respect to which each of the Trustees, including Mr. Kaufthal, possesses shared voting power and shared dispositive power.  The Company has been informed that Mr. Kaufthal disclaims beneficial ownership of the Transferred Shares.  In addition, Mr. Kaufthal also owns 6,000 shares with respect to which he has sole voting power and sole dispositive power.  Shares deemed beneficially owned also include 15,000 shares subject to options exercisable within sixty days of April 26, 2006, as to which Mr. Kaufthal will have, if exercised, sole voting and dispositive power.  Does not include 4,175,015 shares of Common Stock beneficially owned by the Foundation, of which Mr. Kaufthal is a member of the Board of Trustees.

(5)   Includes the Transferred Shares, with respect to which each of the Trustees, including Mr. Benaroya, possesses shared voting power and shared dispositive power.  The Company has been informed that Mr. Benaroya disclaims beneficial ownership of the Transferred Shares. Mr. Benaroya also owns 18,405 shares, with respect to which Mr. Benaroya has sole voting power and sole dispositive power.  Shares deemed beneficially owned also include 15,000 shares subject to options exercisable within sixty days of April 26, 2006, as to which Mr. Benaroya will have, if exercised, sole voting and dispositive power.  Excludes 315 shares owned by Mr. Benaroya’s wife, of which Mr. Benaroya disclaims beneficial ownership.

(6)   Includes the Transferred Shares, with respect to which each of the Trustees, including Mr. Weston, possesses shared voting power and shared dispositive power.  The Company has been informed that Mr. Weston disclaims beneficial ownership of the Transferred Shares.  Mr. Weston also owns 6,300 shares, with respect to which Mr. Weston has sole voting power and sole dispositive power.  Shares deemed beneficially owned also include 15,000 shares subject to options exercisable within sixty days of April 26, 2006, as to which Mr. Weston will have, if exercised, sole voting and dispositive power.

(7)   Consists of the Transferred Shares, with respect to which each of the Trustees, including Mr. Seiden, possesses shared voting power and shared dispositive power.  The Company has been informed that Mr. Seiden disclaims beneficial ownership of the Transferred Shares.  Does not include 4,175,015 shares of Common Stock beneficially owned by the Foundation, of which Mr. Seiden is a member of the Board of Trustees.

(8)   As reported on the Schedule 13G/A filed by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisory Services, LLC (“FAS”) with the SEC on February 7, 2006 (the “Franklin 13G/A”).  The Franklin 13G/A states that FAS has the sole power to vote or direct the vote with respect to 2,227,100 of the shares covered by the Franklin 13G/A, and the sole power to dispose or direct the disposition of all shares covered by the Franklin 13G/A (2,233,100 shares).  The Franklin 13G/A also states that the securities reported thereon are beneficially owned by one or more open or closed-end investment companies or other managed accounts that are investment advisory clients of investment advisors that are direct and indirect subsidiaries (the “Advisor Subsidiaries”) of FRI.  The voting and investment powers held by Franklin Mutual Advisors, LLC (“FMA”), an indirect wholly-owned Advisor Subsidiary, are exercised independently from FRI and all other Advisory Subsidiaries, and are consequently reported separately therefrom.  The Franklin 13G/A states that each of the Advisor Subsidiaries, FRI, Charles B. Johnson and Rupert H. Johnson, Jr. (principal shareholders of FRI) may be deemed to be the beneficial owner of the securities covered by the Franklin 13G/A, but each of the foregoing disclaims any pecuniary interest in the securities covered by the Franklin 13G/A.  In addition, Charles B. Johnson, Rupert H. Johnson, Jr., FRI, its affiliates and the Advisor Subsidiaries other than FMA disclaim beneficial ownership of the securities covered by the 13G/A with respect to which FAS (listed as investment adviser) has reported sole voting and dispositive power.

(9)   As reported on the Schedule 13D filed by Third Avenue Management LLC (“TAM”) with the SEC on February 23, 2006 (the “TAM 13D”).  As reported in the TAM 13D, TAM is a registered investment advisor that acts as direct advisor to certain investment companies and other funds, as a sub-advisor to certain other institutions, and as an advisor to separately managed accounts.  Certain portfolios of these funds have used working capital to purchase shares of the Company’s Common Stock as detailed in the TAM 13D, upon the orders of TAM acting as advisor or sub-advisor.  TAM, as reported in the TAM 13D, has the sole power to vote or direct the vote with respect to 3,525,810 of the shares covered by the TAM 13D and has the sole power to dispose or direct the disposition of all shares covered by the TAM 13D (3,619,285 shares).  As is reported in the TAM 13D, TAM is considering the possible purchase of up to 5 million additional shares of the Company’s Common Stock from the Foundation, The Estate and the Trust (collectively, the “Berrie Stockholders”).  In connection therewith, TAM has entered into an agreement with the Company, dated January 23, 2006, with respect to the provision by the Company of nonpublic information relating to the Company and other matters.  As reported in the TAM 13D, TAM has made no decision with respect to such purchase, and there can be no assurance that any such purchase will be proposed or consummated.  However, if TAM were to purchase 5 million shares held by the Berrie Stockholders, TAM would beneficially own, including the approximately 3.6 million shares reported as beneficially owned by TAM in the TAM 13D, Common Stock representing approximately 41% of the outstanding shares of Common Stock of the Company.  As reported in the TAM 13 D, no decision has been made by TAM as to whether it will propose such purchase.  In the event of any such purchase, TAM expects to seek a change in the current membership of the Board and expects to replace the directors of the Company who serve as trustees of the Trust or the Foundation.  The TAM 13D also states that TAM may contact the Company from time to time to express its views with respect to the Company and may seek to influence the Company’s actions.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2005, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders(1)	1,414,238	$16.22	1,507,844	(2)
Equity compensation plans not approved by security holders(3)	355,000	$20.93	0
Total(4)	1,769,238	$17.16	1,507,844

(1)   The plans are the Company’s 2004 Plan, 2004 Employee Stock Purchase Plan (the “2004 ESPP”), 1999 Stock Option Plan for Outside Directors, 1999 Stock Option and Restricted Stock Plan (“1999 SORSP”), 1999 Stock Option Plan, 1999 Employee Stock Purchase Plan (the preceding four plans collectively, the “1999 Plans”) and corresponding predecessor plans for 1994 (collectively, the “1994 Plans”).  On May 7, 2004, the Company announced that the Board of Directors had authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans for cash in amounts ranging from $0.25 per share to $5.00 per share, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission on May 7, 2004, May 28, 2004, June 15, 2004, June 22, 2004 and June 30, 2004, respectively.  The tender offer closed in June 2004, with an aggregate purchase price of approximately $844,000 paid by the Company for the tender of options to purchase 757,609 shares of Common Stock.

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

(3)   (a) Includes 150,000 shares issuable under stock options granted to Mr. Andrew R. Gatto in accordance with the terms of his employment agreement (the “Gatto Employment Agreement”), as a material inducement to Mr. Gatto becoming President and Chief Executive Officer of the Company.  The options have an exercise price of $19.53 per share.  As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully vested as of December 28, 2005.  In general, the options are exercisable for ten years from the date of grant.  In the event of the termination of the employment of Mr. Gatto by the Company without Cause or by reason of his Disability or by Mr. Gatto for Good Reason (each as defined in the Gatto Employment Agreement), whether or not in connection with a change in control, or by reason of Mr. Gatto’s death, any unexercised portion of the options shall be exercisable for a period of two years or the remaining term of the options, whichever is shorter.  In the event of the termination of the employment of Mr. Gatto by the Company for Cause or by Mr. Gatto without Good Reason, any vested portion of the options may be exercised for 30 days following the date of such termination or the remaining term of the options, whichever is shorter.  The options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan. The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery, (i) fully registered (at the Company’s expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company’s expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.

(b) Includes 100,000 shares issuable under stock options granted to Mr. Michael Levin (the “ML Options”) in accordance with the terms of his employment agreement (the “ML Employment Agreement”), as a material inducement to Mr. Levin becoming President and Chief Executive Officer of Kids Line following its acquisition by the Company.  The ML Options have an exercise price of $22.21 per share.  As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully vested as of December 28, 2005.  In general, the ML Options are exercisable for ten years from the date of grant.  If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line by reason of his Disability (as defined in the ML Employment Agreement), or by reason of his death, any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin’s legal representatives, estate, legatee(s) or permitted transferee(s), as applicable, for up to one (1) year after such termination or the stated term of the option, whichever period is shorter.  If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line for Cause or by Mr. Levin without Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options will be cancelled and deemed terminated as of the date of his termination.  If Mr. Levin’s employment under the ML Employment Agreement is terminated by Kids Line without Cause or by Mr. Levin with Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin or his permitted transferee(s), as applicable, for up to six months after such termination or the stated term of the option, whichever period is shorter.  The provisions set forth in the last three sentences are referred to herein as the “Termination Provisions”. The ML Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan.

(c) Includes 100,000 shares issuable under stock options granted to Ms. Joanne Levin (the “JL Options”) in accordance with the terms of her employment agreement (the “JL Employment Agreement”), as a material inducement to Ms. Levin becoming Executive Vice President of Kids Line following its acquisition by the Company.   The JL Options have an exercise price of $22.21 per share.  As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully vested as of December 28, 2005.  In general, the JL Options are exercisable for ten years from the date of grant.  The JL Options are subject to the Termination Provisions.  The JL Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan.

(d) Includes 5,000 shares issuable under stock options granted to Mr. Keith Schneider (the “KS” Options) in accordance with the terms of his employment agreement.  The KS Options have an exercise price of $11.61 per share.  As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully vested as of December 28, 2005.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The warehouse, office and distribution facilities set forth below are leased to the Company as follows: (1) the Petaluma, California facility is leased to the Company’s wholly-owned subsidiary Russ Berrie & Co. (West), Inc. by the personal representatives(1) of the Estate of Mr. Russell Berrie (the “Estate”) on its behalf until April 4, 2005, when title to such property passed to The Russell Berrie 2002A Trust.  The beneficiaries of such trust include Angelica Berrie and The Russell Berrie Foundation, a New Jersey Nonprofit Corporation (the “Foundation”).  As of April 25, 2006, this facility was sold to an unrelated third party.  As has been previously reported, this lease, which expires on June 30, 2006, will not be renewed by the Company; (2) the South Brunswick, New Jersey facility is leased to the Company by the Executors(2) on behalf of the Estate.  Angelica Berrie holds the sole beneficial interest in these premises; (3) until January 30, 2006, the Oakland, New Jersey facility was leased to the Company by a partnership directly or indirectly owned by the Executors on behalf of the Estate (beneficiaries of the Estate include, among others, Angelica Berrie and the Foundation), Murray Berrie, the brother of the late Mr. Russell Berrie, Mr. Russell Berrie’s children, Leslie Berrie, Scott Berrie and Richard Berrie, and various other relatives of Mr. Russell Berrie.  On January 31, 2006, the partnership sold the Oakland, New Jersey property to an unrelated party, who assumed the lease; and (4) the Hounsdown, United Kingdom facility is leased to the Company’s wholly-owned subsidiary, Russ Berrie (U.K.) Limited, by Hounsdown, Inc., a New Jersey corporation.  Angelica Berrie is the sole shareholder of Hounsdown, Inc.  The Company believes that the terms of these leases are no less favorable to the Company than could have been obtained from unaffiliated third parties.

Since 1983, the Company had been a guarantor of a loan agreement between the late Mr. Russell Berrie and the New Jersey Economic Development Authority (the “EDA”), which was entered into on December 1, 1983, pursuant to which the EDA issued its Economic Development Bond in the principal amount of $7,000,000 (the “Bond”) to finance the construction of the South Brunswick facility.  Mr. Berrie (and after his death, his Estate) was the primary obligor with respect to the Bond. In connection therewith, the Company, in 1983, caused the issuance of a letter of credit in an amount of approximately $7.4 million (and on March 14, 2006, caused the issuance of a back-stop letter of credit in the same amount) to secure the payment obligations with respect to the Bond and had granted a security interest on accounts receivable and inventory of the Company up to $2 million to secure its obligations under its guarantee and the Amended and Restated Letter of Credit Reimbursement Agreement (“LCRA”) executed in connection therewith.  On April 3, 2006, the Estate (with funds provided by Ms. Berrie) redeemed the Bond.  As a result, the Company’s obligations under the guarantee discussed above (as well as the LCRA, all letters of credit and related security interests) are in the process of being terminated.  Further detail with respect to EDA matters can be found in the Company’s Current Report on Form 8-K filed on March 17, 2006, and the Annual Report on Form 10-K filed on April 19, 2006, as amended by Amendment No. 1 filed on April 20, 2006.

(1)   On June 17, 2003, an Order for Probate of a Non-Domiciliary Decedent’s Will was granted by the Superior Court of California in the County of Sonoma appointing Angelica Berrie, Myron Rosner and Ilan Kaufthal as personal representatives to the Estate of Russell Berrie.

(2)   The executors of the Estate are Angelica Berrie, Myron Rosner and Ilan Kaufthal.

The table below lists such facilities, the current annual rentals and the lease expiration dates.

	Annual		Lease
Facility	Rental(3)		Expiration(4)

Petaluma, California	$937,000		June 30, 2006
Oakland, New Jersey	728,910	(5)	March 31, 2009
South Brunswick, New Jersey	2,242,920		May 31, 2014
Hounsdown, United Kingdom	1,717,412	(6)	April 1, 2022
Total	$5,626,242

The Company paid approximately $653,000 during 2005 to Wilentz, Goldman & Spitzer, P.A. (“Wilentz”), a law firm that provides legal services to the Company.  Mr. Rosner, who is deemed to beneficially own more than five percent of the Company’s Common Stock, is Of Counsel to Wilentz (he was shareholder and director of Wilentz until December 31, 2004).  See note 2 to “Security Ownership of Certain Beneficial Owners” above.

United Retail Group, Inc., which operates a chain of retail specialty stores, is currently a customer of the Company and, in 2005, purchased an aggregate of approximately $165,000 of the Company’s products.  Mr. Benaroya, a member of the Company’s Board, is the Chairman, President and CEO of United Retail Group.  The Company believes that the terms of these transactions are consistent with those that could be obtained from third party purchasers.

During 2005, and until January 31, 2006, Juan Lorenzo Urra, the brother of Angelica Berrie, was employed as a Sales Manager by Tri-Russ International (Hong Kong) Limited, a wholly-owned subsidiary of the Company.  Mr. Urra received aggregate compensation from said subsidiary in the amount of $97,568 in 2005 and $22,421 in 2006 (which amount included a severance payment of $13,890).

The Company entered into an agreement dated September 21, 2000 with Charles Klatskin Company, Inc. to provide real estate brokerage services with respect to certain potential real estate transactions.  The agreement provides that, unless otherwise agreed in writing, Charles Klatskin Company, Inc. will receive compensation only from the landlord or seller of the real estate transaction.  Mr. Charles Klatskin, a member of the Company’s Board, is Chairman and President of Charles Klatskin Company, Inc.  In 2005, Mr. Klatskin did not receive any compensation from the Company with respect to this agreement.

On November 1, 2005, the Company entered into an agreement with Klatskin Associates d/b/a Lee & Klatskin Associates (the “Broker”), pursuant to which the Broker has the exclusive right to offer for sublease, until April 30, 2006, certain property leased by the Company in Cranbury, New Jersey.  Pursuant to this agreement, the Broker is entitled to 5% of the total gross aggregate rental, and an additional 5% commission upon the execution of all renewals, extensions, renegotiations and similar events for a term of 25 years.  The Broker is also entitled to a commission for consummated transactions if negotiations commence on a sale or lease during the term or within six months thereafter.  Mr. Klatskin is the Chairman and Chief Executive Officer of the Broker. To date, Mr. Kaltskin has not received any compensation from the Company with respect to this agreement.

(3)   Reflects base rental obligations.  Does not include payments for real estate taxes and certain other items applicable to the premises.

(4)   Renewal and early termination options for each lease, if applicable, are as follows: (i) although the Petaluma lease had a renewal option, the Company will not renew the lease, which will expire on June 30, 2006; (ii) the Oakland lease can be terminated by the Company at any time upon 24 months advance written notice; (iii) the South Brunswick lease can be terminated by the Company at any time upon 24 months advance written notice, provided that if such termination occurs at any time on or prior to May 31, 2009, the Company must pay the Landlord $1,121,460, plus six months of real estate taxes assessed against the demised premises; and (iv) the Hounsdown lease allows Russ Berrie (U.K.) Ltd. to terminate the lease at the expiration of the tenth year of the term, upon not less than 12 months prior written notice.

(5)   The annual rental set forth in the table represents the annual rental for April 1, 2006 through March 31, 2007.  The annual rental is subject to further annual adjustments commencing April 1st of each year of the lease term (the next adjustment being April 1, 2007) in an amount equal to the increase in the cost of living, as estimated by the U.S. Bureau of Labor Statistics Consumer Price Index, but in no event greater than 3% of the previous year’s rent.

(6)   Represents rental of 998,031 pounds sterling converted at the December 31, 2005 exchange rate of $1.7208= £1.  The annual rental under this lease is subject to periodic review for potential adjustment to then-current market rates.

From time to time, the Company consults with or engages Bear, Stearns & Co. Inc. (“Bear Sterns”) to provide financial consulting services, including advice relating to potential acquisitions.  In 2005, no compensation was paid by the Company to Bear Sterns for such services.  Mr. Kaufthal, a member of the Company’s Board, is Vice Chairman – Investment Banking of Bear Stearns.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company’s independent auditors, KPMG, LLP (“KPMG”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005 and the reviews of the financial statements included in the Company’s Forms 10-Q for such year, as well as services that are normally provided in connection with statutory and regulatory filings for such fiscal year, to date equal $1,109,250.  The aggregate fees billed by KPMG for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004 and the reviews of the financial statements included in the Company’s Forms 10-Q for such year, as well as services that are normally provided in connection with statutory and regulatory filings for such fiscal year, were $1,347,750.

AUDIT-RELATED FEES

The aggregate fees billed by KPMG for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not already reported above under the caption “Audit Fees” totaled $38,000 for the fiscal year ended December 31, 2005, which fees were billed for employee benefit plan audits, and $47,000 for the fiscal year ended December 31, 2004, which fees were billed for employee benefit plan audits, and acquisition and due diligence related services.

TAX FEES

The aggregate fees billed by KPMG for professional services for tax compliance and advisory services totaled $91,000 for the fiscal year ended December 31, 2005, and $144,000 for the fiscal year ended December 31, 2004.

ALL OTHER FEES

Other than as set forth above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” there were no other services rendered or fees billed by KPMG for the fiscal years ended December 31, 2005 and 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Under its charter, the Audit Committee has the sole authority to retain and replace the Company’s independent auditors, and to approve, in advance, all audit engagement fees and terms, as well as all non-audit engagements permitted by law with the independent auditors. Each of the individual engagements for the services described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2005 and 2004 were approved by the Audit Committee in advance of the engagement of KPMG for any such services in accordance with the provisions of Regulation S-X Rule 2-01(c)(7)(i)(A).

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

3. Exhibits:

(Listed by numbers corresponding to Item 601 of Regulation S-K)

Exhibit No.
2.1

Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request (18)

2.2	Membership Interest Purchase Agreement among Kids Line, LLC, Russ Berrie and Company, Inc. and the various sellers party hereto dated as of December 15, 2004 (29)
3.1	(a)	Restated Certificate of Incorporation of the Registrant and amendment thereto (3)

	(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987 (10)

3.2	(a)	By-Laws of the Registrant (3)

	(b)	Amendment to Revised By-Laws of the Company adopted April 30, 1987 (10)

	(c)	Amendment to Revised By-Laws of the Company adopted February 18, 1988 (10)

	(d)	Amendment to Revised By-Laws of the Company adopted July 25, 1995 (15)

	(e)	Amendment to Revised By-Laws of the Company adopted April 21, 1999 (17)

	(f)	Amendment to revised By-Laws of the Company adopted July 26, 2000 (18)

	(g)	Amendment to revised By-Laws of the Company adopted January 20, 2003 (21)

	(h)	Amendment to revised By-Laws of the Company adopted February 11, 2003 (21)

	(i)	Amendment to revised By-Laws of the Company adopted February 11, 2003 (21)

	(j)	Amendment to revised By-Laws of the Company adopted March 18, 2003 (21)

	(k)	Amendment to revised By-Laws of the Company adopted March 2, 2004 (28)

	(l)	Amendment to Revised By-Laws of the Company adopted April 7, 2004 (25)

	(m)	Amendment to Revised By-Laws of the Company adopted February 9, 2005 (30)

(n) Amendment to Revised By-Laws of the Company adopted March 11, 2005 (31)
4.1	Form of Common Stock Certificate (1)
4.2

Financing Agreement by and among Russ Berrie and Company, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a guarantor, the lenders from time to time a party hereto, and Ableco Finance LLC dated as of December 15, 2004 (29)

4.3	Security Agreement among Granters and Ableco Finance LLC dated as of December 15, 2004 (29)
4.5

Credit Agreement, dated as of June 28, 2005, among Russ Berrie and Company, Inc. and specified domestic wholly-owned subsidiaries thereof, the financial institutions parties thereto as Facility A Lenders, the financial institutions parties thereto as Facility B Lenders, LaSalle Bank National Association, in its capacity as “Issuing Bank” thereunder, and LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”) for the lenders and the Issuing Bank, and those lenders, if any designated therein as the “Documentation Agent” or “Syndication Agent” (32)

4.6	Guaranty and Collateral Agreement made on June 28, 2005 among Russ Berrie and Company, Inc., its subsidiaries party thereto and the Administrative Agent (32)
4.7

Credit Agreement dated as of June 28, 2005, among Amram’s Distributing Ltd., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent (32)

4.8

Guaranty Agreement dated as of June 28, 2005, among Russ Berrie and Company, Inc., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent (32)

4.9

First Amendments to Credit Agreement, dated as of August 4, 2005, among Russ Berrie and Company, Inc. its domestic signatories party thereto, the Facility A Lenders and the Facility B Lenders from time to time parties to the Credit Agreement, the Issuing Bank and the Administrative Agent (33)

4.10

Credit Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc., as the Borrowers, and together with certain subsidiaries of the foregoing borrowers, as the Loan Parties, those financial institutions party thereto, as the Lenders, LaSalle Bank National Association, as Administrative Agent and Arranger, Sovereign Bank, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (41)

4.11

Guaranty and Collateral Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc. and the other parties thereto as Grantors, and LaSalle Bank National Association, as the Administrative Agent (41)

4.12

Credit Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank (41)

4.13

Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. and LaSalle Business Credit, LLC, as Administrative Agent and Arranger (41)

4.14	Limited Recourse Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc. and LaSalle Business Credit, LLC (41)
4.15

Guaranty Agreement, dated as of March 14, 2006, made by Russ Berrie U.S. Gift, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, as agent, for itself and the Lenders (41)

4.16

Letter Agreement, dated as of March 14, 2006, between California KL Holdings, Inc., on behalf of itself and the Deferred Payoff Sellers, Michael Levin, as Unitholders Representative, Century Park Advisors, LLC, as Unitholders Representative, Russ Berrie and Company, Inc., Kids Line, LLC and Sassy, Inc. (41)

4.17

First Amendment to Credit Agreement, dated as of April 11, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank (41)

10.1	Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Russ Berrie and Company, Inc (2)
10.2	Lease, dated December 28, 1983, between Russell Berrie and Russ Berrie and Company, Inc. (2)
10.3	Guarantee dated as of December 1, 1983, from Russ Berrie and Company, Inc. to the New Jersey Economic Development Authority, Bankers Trust Company as Trustee and each Holder of a Bond (2)
10.4	Loan Agreement, dated as of December 1, 1983, between the New Jersey Economic Development Authority and Russell Berrie (2)
10.5	Mortgage, dated December 28, 1983, between Russell Berrie and Citibank, N.A. (2)
10.6	Form of New Jersey Economic Development Authority Variable/Fixed Rate Economic Development Bond (Russell Berrie—1983 Project) (2)
10.7	Grant Deed, dated June 28, 1982, from Russ Berrie and Company, Inc. to Russell Berrie (1)
10.8	Lease Agreement, dated July 1, 1987, between Hunter Street, Inc. and Russ Berrie and Co (West), Inc. (4)
10.9	Lease Agreement dated November 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc. (5)
10.10	Lease Agreement dated June 8, 1989 between Americana Development, Inc. and Russ Berrie and Company, Inc. (6)
10.11	Lease dated December 25, 1989 between Kestrel Properties, Ltd. and Russ Berrie (U.K.) Ltd. (6)
10.12	Agreement for sale and purchase of parts or shares of Sea View Estate between Sino Rank Company Limited and Tri Russ International (Hong Kong) Limited dated March 10, 1990 (7)
(a) Asset Purchase Agreement dated September 18, 1990 by and among Bright, Inc., Bright of America, Inc., Bright Crest, LTD. and William T. Bright (7)
(b) Non-Compete Agreement dated September 18, 1990 by and between William T. Bright and Bright, Inc. (7)
(c) Deed of Trust dated September 18, 1990 by and among Bright, Inc., F.T. Graff Jr. and Louis S. Southworth, III, Trustees, and Bright of America, Inc. (7)
10.13	Transfer of Freehold land between British Telecommunications plc and BT Property Limited and Russ Berrie (UK) Ltd. (8)
10.14	Russ Berrie and Company, Inc. 1994 Stock Option Plan* (8)
10.15	Russ Berrie and Company, Inc. 1994 Stock Option Plan for Outside Directors* (8)
10.16	Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan* (8)
10.17	Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan* (8)
10.18	Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc. (9)
10.19	Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ, Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button (10)
10.20	Asset Purchase Agreement By and Among PF Acquisition Corp., Zebra Capital Corporation, Papel/Freelance, Inc. and Russ Berrie and Company, Inc. dated December 15, 1995 (11)
10.21	Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan* (12)
10.22	Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto (13)
10.23	Agreement of Purchase and Sale between Amram’s Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997 (14)
10.24	Russ Berrie and Company, Inc. 1999 Stock Option Plan* (15)
10.25	Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors* (15)
10.26	Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan* (15)
10.27	Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan* (15)
10.28	Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc. (16)
10.29	Executive Employment Agreement dated March 1, 2001 between Russ Berrie and Company, Inc. and Michael M. Saunders* (17)
10.30	Russ Berrie and Company, Inc. Executive Deferred Compensation Plan* (19)
10.31	Russ Berrie and Company, Inc. Change in Control Severance Plan* (21)
10.32	Russ Berrie and Company, Inc. Severance Policy For Domestic Vice Presidents (And Above)* (21)
10.33	Agreement dated March 19, 2003 between Russ Berrie and Company, Inc. and A. Curts Cooke* (21)
10.34	Agreement dated March 25, 2003 between Russ Berrie and Company, Inc. and Jeff Bialosky* (22)
10.35	Letter dated July 2, 2003 between the Company and Arnold S. Bloom regarding retention bonus* (23)
10.36	Letter dated July 2, 2003 between the Company and Chris Robinson regarding retention bonus* (23)
10.37	Letter dated July 2, 2003 between the Company and A. Curts Cooke regarding retention bonus* (23)
10.38	Letter dated July 2, 2003 between the Company and Dan Schlotterbeck regarding retention bonus* (23)
10.39	Letter dated July 2, 2003 between the Company and Eva Goldenberg regarding retention bonus* (23)
10.40	Letter dated July 2, 2003 between the Company and Jack Toolan regarding retention bonus* (23)
10.41	Letter dated July 2, 2003 between the Company and Jeffrey A. Bialosky regarding retention bonus* (23)
10.42	Letter dated July 2, 2003 between the Company and John Wille regarding retention bonus* (23)
10.43	Letter dated July 2, 2003 between the Company and Michael Saunders regarding retention bonus* (23)

10.44	Letter dated July 2, 2003 between the Company and Ricky Chan regarding retention bonus* (23)
10.45	Letter dated July 2, 2003 between the Company and Tom Higgerson regarding retention bonus* (23)
10.46	Executive Employment Agreement dated September 22, 2003 between Russ Berrie and Company, Inc. and John T. Toolan* (23)
10.47	Stock Option Agreement dated September 8, 2003 between Russ Berrie and Company, Inc. and Geff Lee* (23)
10.48	Stock Option Agreement dated September 5, 2003 between Russ Berrie and Company, Inc. and Dennis Nesta* (23)
10.49	Russ Berrie and Company, Inc. 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan* (18)
10.50	Russ Berrie and Company, Inc. 2004 Employee Stock Purchase Plan* (18)
10.51	Amendment to and extension of lease agreement dated May 7, 2003 by and between Russ Berrie and Company, Inc. and Tri-State Realty and Investment Company (25)
10.52	Second Amendment to lease dated November 18, 2003 by and between Russ Berrie and Company, Inc. and Estate of Russell Berrie (25)
10.53	Amendment to Russ Berrie and Company, Inc. Change In Control Severance Plan* (25)
10.54	Letter dated January 5, 2004 between the Company and Arnold S. Bloom regarding retention bonus* (25)
10.55	Letter dated January 5, 2004 between the Company and Chris Robinson regarding retention bonus* (25)
10.56	Letter dated January 5, 2004 between the Company and A. Curts Cooke regarding retention bonus* (25)
10.57	Letter dated January 5, 2004 between the Company and Dan Schlotterbeck regarding retention bonus* (25)
10.58	Letter dated January 5, 2004 between the Company and Eva Goldenberg regarding retention bonus* (25)
10.59	Letter dated January 5, 2004 between the Company and Jack Toolan regarding retention bonus* (25)
10.60	Letter dated January 5, 2004 between the Company and Jeffrey A. Bialosky regarding retention bonus* (25)
10.61	Letter dated January 5, 2004 between the Company and John Wille regarding retention bonus* (25)
10.62	Letter dated January 5, 2004 between the Company and Michael Saunders regarding retention bonus* (25)
10.63	Letter dated January 5, 2004 between the Company and Ricky Chan regarding retention bonus* (25)
10.64	Letter dated January 5, 2004 between the Company and Tom Higgerson regarding retention bonus* (25)
10.65	Agreement dated as of April 9, 2004 between Russ Berrie and Company, Inc. and Andrew R. Gatto* (26)
10.66

Offer to Purchase Specific Options dated May 28, 2004, as amended, incorporated herein by reference to Amendment No. 4 to the Statement on Schedule TO, as filed with the Securities and Exchange Commission on June 30, 2004 *

10.67	Letter of Transmittal, incorporated herein by reference to Exhibit (a)(1)(iii) of the Statement on Schedule TO, as filed with the Securities and Exchange Commission on May 28, 2004 *
10.68	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 100,000 shares of Common Stock* (27)
10.69	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 150,000 shares of Common Stock* (27)
10.70	Executive Employment Agreement dated August 24, 2004 between Russ Berrie and Company, Inc. and Lynn Moran* (28)
10.71	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and John T. Toolan* (28)
10.72	Option Purchase and Sale Agreement dated as of September 10, 2004, by and between Russ Berrie and Company, Inc. Christopher Robinson* (28)
10.73	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and William Landman* (28)
10.74	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Joseph Kling* (28)
10.75	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Raphael Benaroya* (28)
10.76	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Josh Weston* (28)
10.77	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Carl Epstein* (28)
10.78	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Ilan Kaufthal* (28)
10.79	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and Charles Klatskin* (28)
10.80	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company,

Inc. and Sidney Slauson* (28)
10.81	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Jeff Bialosky* (28)
10.82

Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code (28)

10.83	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto (28)
10.84	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan* (40)
10.85	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan* (40)
10.86	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan* (40)
10.87	Letter dated September 30, 2004 between the Company and John T. Toolan regarding severance arrangements * (40)
10.88	Letter dated December 30, 2004 between the Company and Ricky Chan regarding severance arrangements * (40)
10.89	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Joanne Levin * (40)
10.90	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Michael Levin * (40)
10.91	Trademark Purchase Agreement between Russ Berrie and Company, Inc. and Applause, LLC (28)
10.92	Commitment Letter between Russ Berrie and Company, Inc. and Ableco Finance LLC dated November 24, 2004 (40)
10.93	Incentive Compensation Program adopted on March 11, 2005 (31) *
10.94	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Russ Berrie and Company, Inc. and Mr. Anthony Cappiello (34)
10.95	Employment Agreement dated September 26, 2005, between Russ Berrie and Company, Inc. and Marc S. Goldfarb(35)
10.96	Severance Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom (35)
10.97	Consulting Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom (35)
10.98	Employment arrangement, dated as of November 03, 2005, effective November 7, 2005, between Russ Berrie and Company, Inc. and Keith Schneider (36)
10.99	Purchase and Sale Agreement, dated as of December 7, 2005, between Amram’s Distributing Ltd. and Bentall Investment Management LP (37)
10.100	Agreement made as of December 23, 2005, between Amram’s Distributing Ltd. and Bentall Investment Management LP (38)
10.101	Lease dated as of December 29, 2005 between Westpen Properties Ltd. and Amram’s Distributing Ltd. (38)
10.102	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006 (38)
10.103	Framework Agreement, dated as of December 30, 2005, between Russ Berrie (UK) Limited and Barclays Bank PLC (39)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (41)
23.2	Consent of Independent Registered Public Accounting Firm (42)
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002 (41)
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002 (41)
31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002 (42)
31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002 (42)
31.5	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.6	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002 (41)
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002 (41)
32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002 (42)

32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002 (42)
32.5	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.6	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*          Represent management contracts or compensatory plan or arrangement.

(1)	Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1, as filed on March 29, 1984.
(2)	Incorporated by reference to Registration Statement No. 2-88797on Form S-1, as filed on February 2, 1984.
(3)	Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1, as filed on December 16, 1986.
(4)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1987.
(5)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988.
(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989.
(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990.
(8)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992.
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(11)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.
(12)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1997.
(15)	Incorporated by reference to Form S-8 Registration Statement No. 333-70081 as filed on January 4, 1999.
(16)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000.
(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.
(19)	Incorporated by reference to Form S-8 Registration Statement No. 333-76248 as filed on January 3, 2002.
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(21)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(24)	Incorporated by reference to the Company’s definitive Proxy Statement dated March 21, 2003.
(25)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.
(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(28)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(29)	Incorporated by reference to Form 8-K filed on December 22, 2004.
(30)	Incorporated by reference to Form 8-K filed on February 15, 2005.
(31)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(32)	Incorporated by reference to Current Report on Form 8-K filed July 5, 2005.
(33)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(34)	Incorporated by reference to Current Report on Form 8-K filed August 2, 2005.
(35)	Incorporated by reference to Current Report on Form 8-K filed September 29, 2005.
(36)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(37)	Incorporated by reference to Current Report on Form 8-K filed December 15, 2005.

(38)	Incorporated by reference to Current Report on Form 8-K filed December 30, 2005.
(39)	Incorporated by reference to Current Report on Form 8-K filed January 4, 2006
(40)	Incor Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.
(41)	Incorporated by reference to the Original Filing.
(42)	Incorporated by reference to Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

May 1, 2006	By:	/s/ JOHN D. WILLE
Date		John D. Wille
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Numbers
31.5	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.6	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.5	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.6	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002