Form 10-Q
period 2006-03-31
RUSS BERRIE & CO INC
filed 2006-05-31
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐             Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐             No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 15, 2006 was as follows:

CLASS	OUTSTANDING At May 15, 2006
Common Stock, $0.10 stated value	20,835,972

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)
(UNAUDITED)

	March 31, 2006	December 31, 2005
Assets (Note 5)
Current assets
Cash and cash equivalents	$11,161	$28,667
Accounts receivable, trade, less allowances of $2,188 in 2006 and $1,943 in 2005	62,007	53,444
Inventories, net	50,202	56,346
Prepaid expenses and other current assets	11,180	12,152
Income tax receivable	2,753	2,979
Deferred income taxes	2,255	2,274
Total current assets	139,558	155,862
Property, plant and equipment, net	16,633	17,856
Goodwill	89,242	89,242
Intangible assets	61,592	61,599
Restricted cash	741	750
Other assets	5,579	5,283
Total assets	$313,345	$330,592
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$9,000	$2,600
Short-term debt	16,750	31,924
Accounts payable	8,959	18,494
Accrued expenses	26,528	27,530
Accrued income taxes	3,817	4,203
Total current liabilities	65,054	84,751
Deferred income taxes	5,564	6,358
Long-term debt, excluding current portion	50,250	41,993
Other long-term liabilities	3,530	3,636
Total liabilities	124,398	136,738
Commitments and contingencies
Shareholders’ equity
Common stock: $0.10 per share stated value; authorized 50,000,000 shares; issued 26,472,256 shares at March 31, 2006 and December 31, 2005, respectively	2,649	2,649
Additional paid in capital	88,784	88,751
Retained earnings	195,764	200,756
Accumulated other comprehensive income	11,900	11,848
Treasury stock, at cost, 5,636,284 shares at March 31, 2006 and December 31, 2005, respectively	(110,150)	(110,150)
Total shareholders’ equity	188,947	193,854
Total liabilities and shareholders’ equity	$313,345	$330,592

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net sales	$77,359	$70,740

Cost of sales	45,513	39,344

Gross profit	31,846	31,396

Selling, general and administrative expenses	31,778	30,685

Operating income	68	711

Other (expense)/income:
Interest expense, including amortization and write-off of deferred financing costs	(5,795)	(3,492)
Interest and investment income	103	302
Other, net	365	(261)
	(5,327)	(3,451)

Loss before income tax benefit	(5,259)	(2,740)

Income tax benefit	(267)	(1,018)

Net loss	$(4,992)	$(1,722)

Net loss per share:
Basic	$(0.24)	$(0.08)
Diluted	$(0.24)	$(0.08)

Weighted average shares:
Basic	20,836,000	20,824,000
Diluted	20,836,000	20,824,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,992)	$(1,722)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,395	1,898
Amortization and write-off of deferred financing costs	2,688	416
Provision for accounts receivable	349	96
Provision for inventory reserve	716	—
Deferred income taxes	(775)	—
Other	(310)	90
Change in assets and liabilities:
Restricted cash	9	4,548
Accounts receivable	(8,929)	11,428
Income tax receivable	226	—
Inventories	5,428	6,065
Prepaid expenses and other current assets	1,123	(139)
Other assets	38	(129)
Accounts payable	(9,536)	(5,515)
Accrued expenses	(1,972)	(8,873)
Accrued income taxes	(386)	(1,064)
Total adjustments	(9,936)	8,821
Net cash (used in)/provided by operating activities	(14,928)	7,099

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	26	8,761
Capital expenditures	(121)	(320)
Other	—	(31)
Net cash (used in)/provided by investing activities	(95)	8,410

Cash flows from financing activities:
Proceeds from issuance of common stock	33	—
Issuance of long-term debt	59,250	—
Repayment of long-term debt	(76,516)	(20,000)
Net borrowing on revolving credit facility	16,750	—
Payment of deferred financing costs	(2,052)	(788)
Net cash used in financing activities	(2,535)	(20,788)

Effect of exchange rate changes on cash and cash equivalents	52	(1,174)
Net decrease in cash and cash equivalents	(17,506)	(6,453)
Cash and cash equivalents at beginning of period	28,667	48,099
Cash and cash equivalents at end of period	$11,161	$41,646

Cash paid during the year for:
Interest expense	$1,796	$3,077
Income taxes	$518	$405

The accompanying notes are an integral part of the unaudited consolidated financial statements

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

The Company operates in two segments: (i) the Company’s gift business and (ii) the Company’s infant and juvenile business, which includes the Company’s July 26, 2002 acquisition of Sassy, Inc. and the Company’s December 15, 2004 acquisition of Kids Line, LLC. This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations. There are no inter-segment revenues to eliminate. Corporate assets and overhead expenses are included in the gift segment. The Company has entered into separate credit facilities with respect to each of its segments (see Note 5).

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

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2006 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended on April 20, 2006 and May 1, 2006 (the “2005 10-K”).

NOTE 2 - ACCOUNTING FOR STOCK OPTIONS

The Company currently maintains the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”) and the 2004 Employee Stock Purchase Plan (collectively, the “2004 Stock Plans”).  As of December 31, 2005 there were 1,507,844 shares of common stock reserved for issuance under the 2004 Stock Plans.  The Company also continues to have options outstanding under the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the “Predecessor Plans”).  No awards could be made after December 31, 2003 with respect to the 1999 Predecessor Plans and after December 31, 1998 with respect to the 1994 Predecessor Plans.  (Refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information”, and Note 19, “Stock Plans”, of the 2005 10-K for further details with respect to option plans.)

The exercise price for options issued under the 2004 Option Plan and the Predecessor Plans is equal to the closing price of the Company’s common stock as of the date the option is granted, except for the options granted in 2000 which were repriced to the closing price of the Company’s stock effective February 29, 2000 and at $2.00 above the closing price of the Company’s stock price effective February 29, 2000 for the Company’s 1999 Stock Plan for Outside Directors. Generally, stock options under the 2004 Option Plan and the Predecessor Plans vest between one and five years from the grant date unless otherwise stated by the specific grant. Options generally expire 10 years from the date of grant.

Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Account Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This statement is a replacement of SFAS 123 and supersedes APB 25. SFAS 123(R) requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans, based on the grant-date fair value of the award. This standard applies to all awards unvested or granted as of the required effective date and to awards modified, repurchased, or cancelled after that date.

The Company adopted the provisions of SFAS 123(R) on January 1, 2006 using the “modified prospective” transition method. The “modified prospective” transition method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In accordance with this method, prior periods were not restated to reflect the impact of adopting the new standard.

Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company’s common stock at the close of business on December 28, 2005 (“Underwater Options”) which, at that time, had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options (to purchase approximately 1.5 million shares of the Company’s common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005.  Of the options accelerated, approximately 120,000 options are held by non-employee directors, approximately 868,000 are held by officers of the Company and the balance are held by other employees of the Company as of March 31, 2006.  Because these options were priced above the then current market price on December 28, 2005, the acceleration of vesting of these options did not result in any expense being recognized in the Company’s Consolidated Statements of Operations. The purpose of the accelerated vesting of stock options was to enable the Company to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123(R), estimated at the date of acceleration to be $1.6 million (pre-tax) in 2006 and in subsequent years through 2010 of approximately $3.7 million (pre-tax).

As noted above, prior to January 1, 2006, in accordance with APB 25, no compensation cost had been recognized for options granted by the Company with an initial exercise price equal to the fair value of the common stock, except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which resulted in non-cash income of $8,600 during the three months ended March 31, 2005, due to options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and the Company’s shareholders. Had compensation cost for the Company’s stock grants been determined based upon the fair value recognition provisions of SFAS 123 at the grant date, the Company’s pro-forma net loss and loss per share for the three months ended March 31, 2005 would have been as follows:

Three Months Ended March 31,
2005
Net loss-as reported	$(1,722,000)
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	118,000
Net loss pro forma	(1,840,000)
Loss per share (basic) - as reported	(0.08)
Loss per share (basic) – pro forma	(0.09)
Loss per share (diluted) – as reported	(0.08)
Loss per share (diluted) – pro forma	(0.09)

The fair value of each option granted by the Company was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

Three Months Ended March 31,
2005
Dividend yield	5.04%
Risk-free interest rate	4.12%
Volatility	29.42%
Expected life (years)	4.2
Weighted average fair value of options granted during the year	$3.93

The following table summarizes stock option activity for the quarter ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and vested at December 31, 2005	1,769,238	$17.16	8.49	—
Expired	2,216	$33.44	—	—
Outstanding and vested at March 31, 2006	1,767,022	$17.14	8.49	$2,394

There were no options granted or exercised in the first quarter of 2006. The aggregate intrinsic value in the table above represents the total pretax value of the in-the-money options, which value is determined by aggregating the spread between each of the in-the-money options and the exercise prices thereof, assuming that all shareholders exercised their options on March 31, 2006.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

This amount will change based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from authorized shares to fulfill stock option exercises.

During the first quarter of 2006, no compensation expense was recorded because the Company did not grant any options during the quarter and all of the options outstanding at the date of adoption of SFAS 123(R) were fully vested.

Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to this plan, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the plan by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase the Company’s common stock under the 2004 Employee Stock Purchase Plan which has a fair market value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee, and his or her option expires. As of March 31, 2006, the 2004 Employee Stock Purchase Plan had 131,722 shares reserved for future issuance.

The fair value of each option granted under the 2004 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Dividend yield	—	1.33%
Risk-free interest rate	4.38%	2.79%
Volatility	50.40%	41.70%
Expected life (years)	1	1

The Company estimates expected stock price volatility based on actual historical changes in the market value of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options. The expected life of stock options under the 2004 Employee Stock Purchase Plan is one year, or the equivalent of the annual plan year. The impact of SFAS 123(R) for the 2004 Employee Stock Purchase plan for the first quarter of 2006 was immaterial to the Company’s unaudited consolidated financial statements.

NOTE 3 - WEIGHTED AVERAGE COMMON SHARES

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average common shares outstanding	20,836,000	20,824,000
Dilutive effect of common shares issuable under outstanding stock options	—	—
Weighted average common shares outstanding assuming dilution	20,836,000	20,824,000

The average number of diluted shares outstanding for the three months ended March 31, 2006 and 2005 exclude shares relating to stock options because there was a net loss and such shares would have been anti-dilutive. Stock options to purchase approximately 1.8 million and 0.6 million shares were outstanding at March 31, 2006 and 2005, respecitvely.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – CONTINGENCY

As previously disclosed, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) in December 2004. At closing, the Company paid approximately $130.5 million, which represented the portion of the purchase price due at closing plus various transaction costs, which was subsequently adjusted to $130.6 million. The aggregate purchase price under the Purchase Agreement includes the potential payment of contingent consideration (the “Earnout Consideration”). The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ended November 30, 2007), and shall be paid at the times described in the Purchase Agreement (approximately the third anniversary of the closing date). The Agreed Enterprise Value shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill when and if it is earned.

NOTE 5 – DEBT

In connection with the purchase of Kids Line in December 2004, the Company and certain of its subsidiaries entered into a financing agreement (the “Financing Agreement”). The Financing Agreement consisted of a term loan in the original principal amount of $125.0 million which was scheduled to mature on November 14, 2007 (the “2004 Term Loan”).  The Company used the proceeds of the 2004 Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.  The 2004 Term Loan was repaid in full and the Financing Agreement was terminated in connection with the execution of the 2005 Credit Agreement, discussed below, as of June 28, 2005.  There were no fees paid as a result of the early termination of the Financing Agreement.  However, in conjunction therewith, the Company wrote off the remaining unamortized balance of approximately $4.8 million in deferred financing costs.

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior financing, on March 14, 2006, the 2005 Credit Agreement (described below) was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”). In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the Infantline Credit Agreement (defined below), which is part of the LaSalle Refinancing. The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement, which was scheduled to mature on June 28, 2010. In addition, the Company wrote off, in the first quarter of 2006, approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

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

Long-term debt at March 31, 2006 and December 31, 2005 consists of the following:

	March 31, 2006	December 31, 2005
Term Loan A (2005 Credit Agreement)	$—	$4,593,000
Term Loan B (2005 Credit Agreement)	—	40,000,000
Term Loan (2006 Infantline Credit Agreement)	59,250,000	—
	59,250,000	44,593,000
Less current portion	9,000,000	2,600,000
Long-term debt	$50,250,000	$41,993,000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             The LaSalle Refinancing – Effective March 14, 2006

A. The Infantline Credit Agreement

On March 14, 2006 (the “Closing Date”), Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”, and together with KL, the “Infantline Borrowers”) entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (the “Infantline Credit Agreement”). Unless otherwise specified herein, capitalized terms used but undefined in this Note 5 Section 1.A shall have the meanings ascribed to them in the Infantline Credit Agreement.

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

The principal of the Term Loan will be repaid in installments as follows: (a) $0.75 million on the last day of each calendar month for the period commencing March 2006 through and including February 2008, (b) $1.0 million on the last day of each calendar month for the period commencing March 2008 through and including February 2009 and $1.25 million on the last day of each calendar month for the period commencing March 2009 through and including February 2011. A final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Revolving Loan) is due and payable on March 14, 2011, in each case subject to customary early termination provisions in accordance with the terms of the Infantline Credit Agreement.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans; provided, however, that from the closing date under the Infantline Credit Agreement until delivery of the financial statements and compliance certificate with respect to each of the fiscal year ended December 31, 2005 and the fiscal quarter ending March 31, 2006 (the “Initial Period”), the applicable interest rate margins shall be as follows:  2.25% for LIBOR Loans and 0.75% for Base Rate Loans.

Interest is due and payable (i) with respect to Base Rate Loans, monthly in arrears on the last day of each calendar month, upon a prepayment and at maturity and (ii) with respect to LIBOR Loans, on the last day of each Interest Period, upon a prepayment (and if the Interest Period is in excess of three months, on the three-month anniversary of the first day of such Interest Period), and at maturity.

In connection with the execution of the Infantline Credit Agreement, the Infantline Borrowers paid aggregate closing fees of $1.4 million and an aggregate agency fee of $25,000. An aggregate agency fee of $25,000 will be payable on each anniversary of the Closing Date. The Revolving Loan is subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.50% for unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.75% - 2.50% and other customary letter of credit administration fees. In addition, if the credit facility is terminated for any reason prior to the first anniversary of the Closing Date, the Infantline Borrowers shall pay an aggregate early termination fee of approximately $1.0 million.

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

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the “Infantline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation. As of March 31, 2006, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Infantline Credit Agreement contains significant limitations on the ability of the Infantline Borrowers to distribute cash to Russ Berrie and Company, Inc. (“RB”), a corporate holding company, for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses.

As a result of the LaSalle Refinancing, the obligation to pay the Earnout Consideration pursuant to the Kids Line acquisition (see Note 4) is no longer the obligation of RB, but the joint and several obligation of the Infantline Borrowers. With respect to the Earnout Consideration, the Infantline Borrowers will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, (i) Excess Revolving Loan Availability will equal or exceed $3.0 million and (ii) no violation of the Infantline Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.

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

The Infantline Loans bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio.  The weighted average interest rates for the three months ended March 31, 2006 were as follows:

	LIBOR loans	Base rate loans
Infantline Revolver	7.16%	8.50%
Infantline Term Loan	7.28%	8.50%

Interest is due and payable (i) with respect to Base Rate Loans, monthly in arrears on the last day of each calendar month, upon a prepayment and at maturity and (ii) with respect to LIBOR Loans, on the last day of each Interest Period, upon a prepayment (and if the Interest Period is in excess of three months, on the three-month anniversary of the first day of such Interest Period), and at maturity.

B. The Giftline Credit Agreement

On March 14, 2006 as amended on April 11, 2006 (to clarify the application of a financial covenant), Russ Berrie U.S. Gift, Inc. (“Newco”) and other specified wholly-owned domestic subsidiaries of the Company (collectively, the Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”). Unless otherwise specified herein, capitalized terms used but undefined in this Note 5 Section 1.B shall have the meanings ascribed to them in the Giftline Credit Agreement.

The Giftline Credit Agreement contemplates the potential inclusion of additional lenders subsequent to the initial closing, which as of May 31, 2006 has not occurred, and a simultaneous increase in the commitment, and the facility consists of a revolving credit loan commitment (a) before such commitment is increased, if at all, in an amount equal to the Borrowing Base minus amounts outstanding under the Canadian Credit Agreement (as defined below) and (b) after such commitment is increased, if at all, in an amount equal to the lesser of (i) $25.0 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a sub facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory and, as of March 31, 2006, the Borrowing Base, inclusive of the Borrowing Base provided under the Canadian Credit Agreement, was approximately $19.1 million. The Giftline Borrowers did not draw down on the Giftline Revolver on the Closing Date and, as of March 31, 2006, there are no amounts outstanding under the Giftline Revolver.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus a margin of 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans.

In connection with the execution of the Giftline Credit Agreement, the Infantline Borrowers paid (on behalf of the Giftline Borrowers) aggregate closing fees of $0.15 million and an aggregate agency fee of $20,000. Aggregate agency fees of $20,000 will be payable by the Giftline Borrowers on each anniversary of the Closing Date. The Giftline Revolver is subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.50% for unused amounts under the Giftline Revolver, and other fees as described with respect to the Giftline Revolver. If the commitment under the Giftline Credit Agreement is increased, an additional fee equal to 1.0% of the increase will be required. In addition, if the Termination Date (which includes customary termination events) occurs prior to the first anniversary of the Closing Date, the Giftline Borrowers shall pay a termination fee equal to 1.0% of the highest Maximum Revolving Commitment that had been in effect at any time prior to such termination.

All accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts will be swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. In addition, the Giftline Credit Agreement contains the following financial covenants (the “Giftline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). In addition, at any time after December 31, 2007 in respect of which the Fixed Charge Coverage Ratio for the Computation Period ending as of the fiscal quarter end most recently preceding such date was less than 1.00:1.00, the aggregate amounts outstanding under the Giftline Credit Agreement and the Canadian Loan Agreement may not exceed $10.0 million. As of March 31, 2006, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying the RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to pay corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter.

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

The Company’s ability to maintain compliance with the financial covenants under the 2006 Credit Agreements is dependent, particularly in the case of the Giftline Credit Agreement, upon the successful implementation of the Company’s restructuring plan and the Profit Improvement Plan (described in Note 8 herein) and current operational plans. Based on these plans and management’s current projections, management believes that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements at least through March 31, 2007. However, in the event that the Company is unable to successfully implement the key elements of the Profit Improvement Plan, there can be no assurance that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements.

The Commitments bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin.  Interest rates as of March 31, 2006 were as follows:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	LIBOR loans	Base rate loans
Giftline Revolver	—	9.00%

Interest is due and payable (i) with respect to Base Rate Loans, monthly in arrears on the last day of each calendar month, upon a prepayment and at maturity and (ii) with respect to LIBOR Loans, on the last day of each Interest Period, upon a prepayment (and if the Interest Period was in excess of three months, on the three-month anniversary of the first day of such Interest Period), and at maturity.

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

D.            Economic Development Authority (“EDA”) Loan Agreement

Since 1983, the Company had been a guarantor of the EDA Loan Agreement, pursuant to which the EDA issued the EDA Bonds in the principal amount of $7.0 million to finance the construction of the South Brunswick, New Jersey facility now leased by the Company from the Estate of Mr. Russell Berrie. Mr. Berrie (and after his death, his Estate) was the primary obligor with respect to the EDA Bonds. In connection therewith, the Company, in 1983, caused the issuance of a letter of credit in an amount of approximately $7.4 million to secure the payment obligations with respect to the EDA Bonds and had granted a security interest on accounts receivable and inventory of the Company up to $2.0 million to secure its obligations under its guarantee and the Amended and Restated Letter of Credit Reimbursement Agreement (“L/C RA”) executed in connection therewith.

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

E.            Earnout Security Documents

All capitalized terms used but undefined in this Note 5, Section 1.E “Earnout Security Documents” section shall have the meanings ascribed to them in the “Giftline Credit Agreement”.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The principal of Term Loan A was due in equal monthly installments of approximately $0.2 million (subject to reduction by prepayments), to be made on the last day of each month (commencing July 31, 2005).  A final installment in the aggregate amount of the unpaid principal balance of Term Loan A (in addition to all outstanding amounts under the Revolving Loan) was due and payable on June 28, 2010, and the principal of Term Loan B was due and payable on December 28, 2010, in each case subject to earlier termination in accordance with the terms of the 2005 Credit Agreement.  Notwithstanding the foregoing, the Company was required to repay Term Loan B in full upon a full redemption of the Facility A Obligations.

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

In connection with the execution of the 2005 Credit Agreement and the Canadian Credit Agreement, the Company recorded approximately $2.3 million of deferred financing costs which were included in “other assets” at December 31, 2005 and were being amortized over the five-year period of the Commitments. The unamortized balance of these deferred financing costs were written off in the first quarter of 2006 as a result of the LaSalle Refinancing in March 2006. The Revolving Loan was subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 0.375% - 0.50% for unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.50% - 2.25% (subject to increase by 2.0% at any time an event of default exists), customary letter of credit administration fees and a letter of credit fronting fee in amounts agreed to by the Company and the Issuing Bank.  Notwithstanding the foregoing, during the Initial Period, the non-use fee was equal to 0.375% and the letter of credit fee was equal to 1.75%.

The 2005 Credit Agreement contained the following financial covenants (the “Financial Covenants”):  (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) a minimum Excess Revolving Loan Availability requirement of $2.5 million.  Excess Revolving Loan Availability at December 31, 2005 was approximately $15.725 million.  With respect to dividends, the Company was permitted to pay a dividend

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

so long as before and after giving effect to the payment of such dividends, Excess Revolving Loan Availability would equal or exceed $15.0 million and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.  Any such dividends could be declared no more frequently than quarterly and were required to take the form of regular cash dividends.  With respect to the Earnout Consideration, the Company was permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, Excess Revolving Loan Availability would equal or exceed $15.0 million and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result there from.  As of December 31, 2005, the Company was not in compliance with the “Total Debt to EBITDA Ratio” covenant in the 2005 Credit Agreement. However, because the Company completed the LaSalle Refinancing on March 14, 2006, the long-term debt at December 31, 2005 was classified as long-term.

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

The Canadian Revolving Loan would bear interest at a rate per annum equal to the sum of (x)(i) the Base Rate or the Canadian Base Rate (as defined in the Canadian Credit Agreement), at the option of Amrams (for Base Rate Loans) or (ii) the LIBOR Rate (for LIBOR Loans) plus (y) an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio.  The interest rate as of December 31, 2005 was 7.25%.  The Canadian Credit Agreement is described in further detail in the Quarterly Report on Form 10-Q for the period ended June 30, 2005. The Canadian Credit Agreement was amended in connection with the execution of the 2006 Credit Agreement, as described above.

In order to secure its obligations under the Canadian Credit Agreement, Amrams has granted security interests to the administrative agent thereunder in substantially all of its real and personal property.  In addition, the Company has executed an unsecured Guarantee (the “Canadian Guaranty”) to guarantee the obligations of Amrams under the Canadian Credit Agreement, which guaranty was released in connection with the 2006 Credit Agreement. All amounts outstanding under the 2005 Credit Agreement were paid in full in connection with the LaSalle Refinancing.

3.             2004 Term Loan – Effective December 14, 2004 through June 28, 2005

As noted above, the Financing Agreement consisted of the 2004 Term Loan in the original principal amount of $125 million and was scheduled to mature on November 14, 2007.  The 2004 Term Loan bore interest at an annual rate equal to a base rate (which was subject to a minimum rate of 4.75% per annum) plus a spread of 4.25%, or a LIBOR rate (which was subject to a minimum rate of 1.75% per annum) plus a spread of 7.0%. The spreads were adjusted to 5.25% and 8.0%, respectively, pursuant to a March 2005 amendment, subject to further adjustment downward if certain EBITDA milestones were met. Pursuant to the amendment, the Company also prepaid $18.25 million of the 2004 Term Loan.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Financing Agreement was paid in full using the proceeds from the 2005 Credit Agreement.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

	Weighted Average Amortization Period	March 31, 2006	December 31, 2005
MAM distribution agreement and relationship	Indefinite life	$10,400,000	$10,400,000
Sassy trade name	Indefinite life	7,100,000	7,100,000
Applause trade name	Indefinite life	7,646,000	7,646,000
Kids Line customer relationships	Indefinite life	31,100,000	31,100,000
Kids Line trade name	Indefinite life	5,300,000	5,300,000
Other intangible assets	0.3 years	46,000	53,000
		$61,592,000	$61,599,000

Other intangible assets as of March 31, 2006 and December 31, 2005, include Kids Line and Sassy non-compete agreements which are being amortized over four and five years, respectively. Amortization expense was $7,000 and $0.3 million for the first three months of 2006 and 2005, respectively.

All of the Company’s goodwill is in the infant and juvenile segment. There were no changes to the carrying amount of goodwill for the three months ended March 31, 2006.

NOTE 7 - DIVIDENDS

No cash dividends were paid during the three months ending March 31, 2006 and 2005. See Note 5 for a discussion of dividend restrictions imposed by the Company’s senior bank facilities.

NOTE 8 – COST ASSOCIATED WITH DISPOSAL ACTIVITY

In November 2005, the Company continued its prior restructuring of its domestic gift business to reduce expenses, right-size the infrastructure consistent with current business levels and re-align domestic gift operations to better meet the needs of different distribution channels.  The restructuring included the immediate elimination of approximately 50 positions, which resulted in a pre-tax restructuring charge of approximately $1.4 million in the fourth quarter of 2005, primarily related to employee severance costs. Additional restructuring charges of approximately $1.5 million were incurred in 2005 primarily as a result of right-sizing the Company’s Eastern Asian and European gift operations. As part of the restructuring, the Company also commenced a plan to reduce its facilities expenses by rationalizing certain warehouse and distribution activities in 2006.

During the first quarter of 2006, in accordance with its November 2005 restructuring plan, the Company recorded a $0.6 million restructuring charge related to severance costs of employees at its Petaluma, California distribution center which is scheduled for closure in the second quarter of 2006, and reduced sales staffing in its U.S. gift segment. The Company recorded an additional restructuring charge of $2.1 million in the first quarter of 2006 attributable to the downsizing of its operations in Europe under its Profit Improvement Program, primarily related to employee severance costs.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company reassesses the reserve requirements under the restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

	Employee	Facility
	Separation	Exit Costs	Total
Balance @ 12/31/05	$1,731,000	$131,000	$1,862,000
2006 Provision	2,650,000	—	2,650,000
Less Payments	1,500,000	8,000	1,508,000
Balance @ 3/31/06	$2,881,000	$123,000	$3,004,000

NOTE 9 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments: (i) the Company’s gift business and (ii) the Company’s infant and juvenile business, which includes the Company’s July 26, 2002 acquisition of Sassy, Inc. and the Company’s December 15, 2004 acquisition of Kids Line, LLC. This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations. There are no inter-segment revenues to eliminate. Corporate assets and overhead expenses are included in the gift segment.

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

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gift:
Net sales	$40,031	$37,905
Selling, general and administrative expenses (a)	27,025	25,911
Operating loss	(11,081)	(7,676)
Other income	247	27
Depreciation and amortization	1,188	1,435
Loss before income taxes	$(10,834)	$(7,649)

Infant and juvenile:
Net sales	$37,328	$32,835
Selling, general and administrative expenses	4,753	4,774
Operating income	11,149	8,387
Other expense (b)	(5,574)	(3,478)
Depreciation and amortization	207	463
Income before income taxes	$5,575	$4,909

Consolidated:
Net sales	$77,359	$70,740
Selling, general and administrative expenses	31,778	30,685
Operating income	68	711
Other expense	(5,327)	(3,451)
Depreciation and amortization	1,395	1,898
Loss before income taxes	$(5,259)	$(2,740)

(a)   Included in the gift segment selling, general and administrative expense in the first quarter of 2006 was $2.7 million in charges associated with restructuring activities in the U.S. and European gift divisions and $1.3 million of consulting costs incurred in connection with the development of the PIP.

(b)   Included in the infant and juvenile segment other expense in the first quarter of 2006 was the write-off of $2.5 million in deferred financing costs and a prepayment penalty of $1.3 million associated with the Company’s new debt facility.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total assets of each segment were as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005*
Gift	$113,269	$131,352
Infant and juvenile	200,076	199,240
Total	$313,345	$330,592

*December 31, 2005 balances have been reclassified to conform to the March 31, 2006 presentation.

Concentration of Risk

Approximately 89% of purchases are attributable to manufacturers in the People’s Republic of China. The supplier accounting for the greatest dollar volume of purchases accounted for approximately 16% and the five largest suppliers accounted for approximately 40% in the aggregate.  The Company utilizes approximately 130 manufacturers in Eastern Asia and believes that there are many alternative manufacturers for the Company’s products and sources of raw materials.  As a result, the Company does not believe there is a concentration of risk associated with any significant relationship.

In addition, Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for 20.8% of the Company’s consolidated net sales during the three month period ended March 31, 2006.

NOTE 10 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At March 31, 2006, the Company’s forward contracts have expiration dates which range from one to seven months.

The Company accounts for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the Consolidated Statements of Operations. As of March 31, 2006, unrealized gains of $0.13 million relating to forward contracts are included in other current assets and as of December 31, 2005, unrealized losses of $0.16 million are included in accrued expenses in the Consolidated Balance Sheets.

The Company has forward contracts to exchange British pounds sterling, Canadian dollars and Australian dollars for United States dollars with notional amounts of $3.6 million and $3.3 million as of March 31, 2006 and December 31, 2005, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $5.0 million and $6.4 million as of March 31, 2006 and December 31, 2005, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - COMPREHENSIVE (LOSS)/INCOME

Comprehensive (Loss)/Income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net loss for the three months ended March 31, 2006 and 2005 as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(4,992,000)	$(1,722,000)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	51,000	(1,448,000)
Net unrealized gain on foreign currency forward exchange contracts and other	—	79,000
Other comprehensive income/(loss)	51,000	(1,369,000)
Comprehensive loss	$(4,941,000)	$(3,091,000)

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

The Company enters into various license agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. All license agreements other than the agreement with MAM Babyartikel GmbH (which has a remaining term of five years), are for three year terms with extensions agreed to by both parties. Some of these license agreements include prepayments and minimum guarantee royalty payments. The amount of guaranteed royalty payments with respect to all license agreements over the next three years aggregates $5.5 million. At December 31, 2005, the Company recorded a pre-tax charge of $2.3 million against these royalty guarantees. The Company’s royalty expense for the first three months of 2006 and 2005 were $0.6 million and $0.4 million, respectively.

NOTE 13 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This statement is a revision to SFAS 123 and supersedes APB 25. SFAS 123(R) requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans, based on the grant-date fair value of the award. This standard applies to all awards unvested or granted as of the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS 123(R) became effective for the Company beginning with the first quarter of 2006 and was adopted by the Company as of January 1, 2006  See Note 2 for further discussion of the impact of SFAS 123(R), as well as the valuation methodology and assumptions utilized.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended (the “2005 10-K”).

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

The Company’s revenues are primarily derived from sales of its products, a significant portion of which are attributable to its gift segment. Sales and operating profits in the Company’s gift segment began to decline during 2003 as a result of several factors including: (i) retailer consolidation and a declining number of independent retail outlets, which in turn had a negative impact on sales from such outlets; (ii) increased competition from other entities, both wholesalers and retailers, which offered lower pricing and achieved greater customer acceptance of their products; and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers. Commencing in the third quarter of 2003, the Company began to implement a multi-pronged approach to address these trends, which consists of: (i) focusing on categorizing and rationalizing its product range; (ii) segmenting its selling efforts to address customer requirements and shifting channels of distribution; (iii) increasing its focus on national accounts, in order to build and strengthen the Company’s presence in the mass market through the use if its APPLAUSE® trademark as the mass market brand platform; (iv) focusing on growing its international business and infant and juvenile segments; (v) selectively increasing its use of licensing to differentiate its products from its competitors;  (vi) implementing a three tiered “good”, “better”, “best” branding strategy within its gift segment to differentiate products sold into the mass market, the Company’s traditional specialty retail market and the upscale department store market; and (vii) ”right-sizing” its operations in order to reduce overhead expenses through headcount reductions and the closure of certain domestic showrooms and warehouses.

The Company has continued to address the challenges in its gift business through the multi-pronged approach discussed above, which has enabled the Company to reduce significantly its operating expenses. However, the Company achieved only limited success in reversing the challenges facing its gift business and the industry in general. As a result, in November 2005, the Company commenced the implementation of a further restructuring of its domestic gift business designed to “right size” the infrastructure consistent with existing business levels and re-align domestic gift operations to better meet the needs of different distribution channels. The restructuring included the immediate elimination of approximately 50 positions, which resulted in a pre-tax restructuring charge of approximately $1.4 million in the fourth quarter of 2005, primarily related to employee severance costs. As part of the November 2005 restructuring, the Company also commenced a plan to reduce its facilities expenses by rationalizing certain warehouse and distribution activities, as further described below. In addition, in connection with the November 2005 restructuring, the Company conducted another comprehensive review of its gift product line to identify product categories and individual items that did not fit into its future sales and marketing plans. As a result of product line decisions made in the fourth quarter of 2005, an additional inventory write-down of $4.2 million (pre-tax) was recorded in the fourth quarter of 2005. The Company is selling substantially all of this inventory through other than its normal sales channels. The Company expects to incur additional restructuring costs as it continues to implement the November 2005 restructuring plan and expects to incur further restructuring costs as it implements the Profit Improvement Program currently under development, as described below.

Management believes that future operating expenses will be reduced by approximately $15.0 million on an annualized basis as a result of the restructuring commenced in November 2005. A portion of these expense savings related to employee expenses were reflected in the Company’s results of operations for the fourth quarter of 2005, and the remaining cost reductions are expected to be achieved during 2006. Severance payments to employees impacted by the November 2005 restructuring will continue through the end of 2006, although such payments will not impact the Company’s results of operations, as they were reflected in the restructuring charge recorded in the fourth quarter of 2005.

During the first quarter of 2006, in accordance with its November 2005 restructuring plan, the Company recorded a $0.6 million restructuring charge related to severance costs of employees at its Petaluma, California distribution center which is scheduled for closure during the second quarter of 2006 and reduced sales staffing in its U.S. gift segment.  In addition to these restructuring costs, the Company incurred $0.2 million related to moving inventory from the Petaluma, California warehouse facility to Cranbury, New Jersey.  The Company recorded an additional restructuring charge of $2.1 million in the first quarter of 2006 attributable to the downsizing of its operations in Europe under its Profit Improvement Program, primarily related to employee severance costs.

As an expansion of its November 2005 restructuring and ongoing analysis, in 2006, the Company commenced the development and phased implementation of a Profit Improvement Program (“PIP”) with respect to its global gift business. The Company has retained the services of an independent advisor to assist in the development of the PIP and during the first quarter of 2006, the Company incurred consulting expense of approximately $1.3 million in connection with service provided by such advisor. The PIP involves an analysis and, in some instances, re-evaluation of key operational aspects of the Company’s gift business and will, when completed, be designed to help enable the Company to return its gift business to a sustainable level of profitability. The PIP is expected to involve reengineering the manner in which the gift segment operates, and will likely involve reducing the size of the gift business by focusing on the most profitable products, customers and territories as a means of providing a platform for potential profitable growth in the future. The scope of the PIP is intended to be broad and significant and may cause losses to our business that we cannot predict, including a loss of gift segment sales. Although the Company has not yet completed the development of the PIP, its implementation (portions of which are already underway in phases) will result in the recognition of certain restructuring charges and the incurrence of related severance obligations. The Company may also be required to make certain investments to generate the efficiencies and focus on profitable operations that the PIP will be designed to achieve. Because the PIP is still being developed, the anticipated completion of its implementation and estimates of the total charges to be incurred as well as any investments or other expenditures required, cannot be determined at this time, although the Company believes that it will have the resources available to implement the PIP plan. The Company anticipates that it will complete the development of the PIP by the beginning of the third quarter 2006.

As part of the PIP, the Company has evaluated the need to maintain direct sales and distribution efforts in several European countries. To date, the Company has determined to terminate its direct sales and distribution operations in France, Germany, Belgium and Holland, and has restructured certain of its sales and related operations in the U.K. As a result of these actions, the Company has reduced headcount by an aggregate of 48 positions and has recorded a restructuring charge of an aggregate of approximately $2.1 million in the first quarter of 2006 primarily related to severance costs. Management believes that future operating expenses, predominantly through reduced employee costs, will be reduced by an aggregate of approximately $4.2 million on an annualized basis as a result of these reductions. The Company anticipates that it will establish alternative means of reaching certain customers in the affected countries, including through the use of independent sales representatives or distributors, although the Company expects that its aggregate sales from France, Germany, Belgium and Holland will be reduced by approximately $6.0 million on an annualized basis as a result of these actions, at least for the near term. See Item 1A under the captions, “Risk Factors” and “– Liquidity and Capital Resources” in the Company’s 2005 10-K.

Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company’s Common Stock at the close of business on December 28, 2005 (“Underwater Options”) which had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options (to purchase approximately 1.5 million shares of the Company’s common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005.  Of the options accelerated, approximately 120,000 options are held by non-employee directors, approximately 868,000 are held by officers of the Company and the balance are held by other employees of the Company as of March 31, 2006.  Because the Company has accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and because these options were priced above the then current market price, the acceleration of vesting of these options did not require accounting recognition in the Company’s financial statements. The options were accelerated to reduce the financial statement expense impact in 2006 and beyond of a new accounting standard (SFAS No. 123(R), “Share Based Payment”) for stock based compensation (described in Note 2 of Notes to Unaudited Consolidated Financial Statements).  Management determined that accelerating the vesting of these options prior to the adoption of the new accounting standard would result in the Company not being required to recognize compensation expense in 2006 in the amount of approximately $1.6 million (pre-tax) and in subsequent years through 2010 of approximately $3.7 million (pre-tax).

SEGMENTS

The Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The Company’s consolidated net sales for the three months ended March 31, 2006 increased 9.4% to $77.4 million compared to $70.7 million for the three months ended March 31, 2005 as a result of sales growth in both its infant and juvenile and gift business segments.

The Company’s gift segment net sales for the three months ended March 31, 2006 increased 5.6% to $40.0 million compared to $37.9 million for the three months ended March 31, 2005, primarily as a result of improved product availability during the 2006 period. Net sales in the Company’s gift segment were negatively impacted by foreign exchange rates by approximately $0.7 million for the three months ended March 31, 2006.  The Company’s infant and juvenile segment’s net sales for the three months ended March 31, 2006 increased 13.7% to $37.3 million compared to $32.8 million for the three months ended March 31, 2005. This increase is primarily attributable to sales growth in the Company’s Kids Line subsidiary.

Consolidated gross profit was 41.2% of consolidated net sales for the three months ended March 31, 2006 as compared to 44.4% of consolidated net sales for the three months ended March 31, 2005.  The decline in the consolidated gross profit percentage is primarily due to competitive pricing pressure and sales channel mix in the gift segment. Gross profit for the Company’s gift segment was 39.8% of net sales for such segment for the three months ended March 31, 2006 as compared to 48.1% of net sales for the three months ended March 31, 2005.  Gross profit for the Company’s infant and juvenile segment was 42.6% of net sales for such segment for the three months ended March 31, 2006 as compared to 40.1% of net sales for the three months ended March 31, 2005, principally as the result of a higher gross profit margin at Kids Line.

Consolidated selling, general and administrative expense was $31.8 million, or 41.1% of consolidated net sales, for the three months ended March 31, 2006 compared to $30.7 million, or 43.4% of consolidated net sales, for the three months ended March 31, 2005.  Selling, general and administrative expense in the Company’s gift segment increased by $1.1 million to $27.0 million in the first quarter of 2006 from $25.9 million in the prior year period. Included in the gift segment selling, general and administrative expense in the first quarter of 2006 was $2.7 million in charges associated with the restructuring activities in the U.S. and European gift divisions and $1.3 million of consulting costs incurred in connection with the development of the PIP. These charges were partially offset by ongoing expense reductions in the gift segment as a result of 2005 and 2006 restructuring activities. Selling, general and administrative expense in the Company’s infant and juvenile segment was essentially unchanged from prior year.

Consolidated other expense was $5.3 million for the three months ended March 31, 2006 compared to $3.5 million for the three months ended March 31, 2005, an increase of $1.8 million. Other income in the Company’s gift segment for the three months ended March 31, 2006 increased $0.2 million compared to the prior year primarily as a result of foreign exchange gains in 2006. Other expense in the Company’s infant and juvenile segment increased by $2.1 million compared to prior year. Included in the infant and juvenile other expense in the first quarter of 2006 was the write-off of $2.5 million in deferred financing costs and a prepayment penalty of $1.3 million associated with the termination of the 2005 Credit Agreement. This was partially offset by lower interest expense as a result of lower borrowings and a lower interest rate compared to the first quarter of 2005.

The income tax benefit for the three months ended March 31, 2006 was $0.3 million as compared to an income tax benefit of $1.0 million for the first three months of 2005. The consolidated benefit for income taxes as a percent of income before taxes for the three months ended March 31, 2006 was 5.0% compared to a 37.2% benefit for the three months ended March 31, 2005.  The decrease in the effective tax rate was primarily the result of the Company not providing a tax benefit on the losses of its European subsidiaries in the first quarter of 2006, as it determined that it is more likely than not that these benefits will not be realized.

As a result of the foregoing, consolidated net loss for the three months ended March 31, 2006 was $5.0 million or $0.24 per diluted share compared to consolidated net loss of $1.7 million or $0.08 per diluted share for the three months ended March 31, 2005, representing a decrease of $3.3 million and a decrease of $0.16 per diluted share.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that it will able to fund its capital requirements for 2006 from such sources. In addition, subject to the discussion below under “Kids Line and Related Financing” with respect to the Earnout Consideration and the Company’s continued compliance with the financial covenants included in its 2006

Credit Agreements (defined below), the Company believes that cash flows from operations and future borrowings will be sufficient to fund its operating needs for at least the next 12 months.

As of March 31, 2006, the Company had cash and cash equivalents of $11.2 million compared to $28.7 million at December 31, 2005. This reduction of $17.5 million was primarily related to the payment of debt, reduced accounts payable and increased accounts receivable, partially offset by lower inventory levels. The increase in accounts receivable was due primarily to the timing of customer payments. The reduction in inventory reflects the Company’s historical procurement pattern. As of March 31, 2006 and December 31, 2005, working capital was $74.5 million and $71.1 million, respectively. This increase of $2.6 million was primarily the result of increased accounts receivable, reduced accounts payable and lower cash and cash equivalents, partially offset by lower inventory levels.

Cash and cash equivalents decreased by $17.5 million during the three months ending March 31, 2006 compared to a decrease of $6.5 million during the three months ending March 31, 2005. The decrease during the three months ending March 31, 2006 was primarily a result of the factors described in the preceding paragraph. The decrease during the three months ending March 31, 2005 was primarily due to the payment of long-term debt. Net cash used by operating activities was approximately $14.9 million during the three months ending March 31, 2006 compared to net cash provided by operating activities of approximately $7.1 million during the three months ended March 31, 2005. The decrease of $22.0 million was due primarily to a higher net loss in the first quarter of 2006 compared to 2005, and an increase in accounts receivable during the first quarter 2006 compared to a reduction in accounts receivable during the first quarter 2005. Net cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2006 compared to net cash provided of approximately $8.4 million for the three months ending March 31, 2005. The reduction of $8.5 million was due primarily to proceeds from the sale of assets in the first quarter of 2005. Net cash used in financing activities was approximately $2.5 million for the three months ending March 31, 2006 compared to $20.8 million for the three months ended March 31, 2005. The reduction of $18.3 million was due primarily to higher debt repayment in the first quarter of 2005, which included required prepayments of the 2004 Term Loan (defined below) in the amount of $20.0 million.

During the three months ending March 31, 2006, the Company paid approximately $0.5 million for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2006.

Kids Line and Related Financing

Overview of Debt at March 31, 2006. On March 14, 2006, the Company refinanced its credit facility and entered into separate Credit Agreements for each of its operating segments. All of the prior debt outstanding on March 14, 2006, together with fees and expenses associated with the transaction, was refinanced by drawing down approximately $79.7 million under the Infantline Credit Agreement (described below), including the full amount of the $60.0 million Term Loan and $19.7 million of the Infantline Revolver. At March 31, 2006, the Company had $76.0 million outstanding under the new facility, reflecting repayments of the Infantline Revolver and the Term Loan in the amounts of $2.92 million and $0.75 million, respectively.

Background. The Company purchased all of the outstanding equity interests and warrants in Kids Line (the “Purchase”) in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed as of December 15, 2004. At closing, the Company paid approximately $130.5 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement, however, also includes the potential payment of the Earnout Consideration, which is defined as 11.724% of the Agreed Enterprise Value of Kids Line as of the last day of the three year period ending November 30, 2007 (the “Measurement Period”). The Earnout Consideration shall be paid as provided in the Purchase Agreement (approximately the third anniversary of the Closing Date). The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill if and when it is earned. Because the amount payable with respect to the Earnout Consideration, if any, and the Company’s financial condition at the time any such payment is due are not currently determinable, the Company cannot assure that payment of the Earnout Consideration will not have a material impact on the Company’s liquidity.

The Kids Line acquisition was financed with the proceeds of a term loan (the “Financing Agreement”), which is described in further detail in the Current Report on Form 8-K filed by the Company with the SEC on December 22, 2004. The Financing Agreement was subsequently replaced by the 2005 Credit Agreement and the 2005 Canadian Credit Agreement (as defined below), which are described in further detail in Note 5 above and in the Current Report on Form 8-K filed by the Company with the SEC on July 5, 2005.

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior bank financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”). For a detailed description of the 2006 Credit Agreements, which are defined and summarized below, see Note 5 above and the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2006. On March 14, 2006, in connection with the LaSalle

Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.3 million) were repaid using proceeds from the Infantline Credit Agreement (defined below). The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement, which had been scheduled to mature on June 28, 2010. In addition, the Company wrote-off, in the first quarter of 2006, approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

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

Infantline Credit Agreement. On March 14, 2006, Kids Line and Sassy (the “Infantline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (the “Infantline Credit Agreement”). The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”). The Infantline Borrowers drew down approximately $79.7 million under the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing. The Infantline loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.

The principal of the Term Loan under the Infantline Credit Agreement must be repaid in installments as follows: (a) $0.75 million on the last day of each calendar month for the period commencing March 2006 through and including February 2008, (b) $1.0 million on the last day of each calendar month for the period commencing March 2008 through and including February 2009, (c) $1.25 million on the last day of each calendar month for the period commencing March 2009 through and including February 2011. A final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Revolving Loan) is due and payable on March 14, 2011, in each case subject to earlier termination in accordance with the terms of the Infantline Credit Agreement.

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.

Giftline Credit Agreement. Also on March 14, 2006 (as amended on April 11, 2006 to clarify the application of a financial covenant), Newco and other specified wholly-owned domestic subsidiaries of the Company (collectively, the Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”). The Giftline Credit Agreement contemplates the potential inclusion of additional lenders subsequent to the initial closing, and a simultaneous increase in the commitment, and the facility consists of a revolving credit loan commitment (a) before such commitment is increased, if at all, in an amount equal to the Borrowing Base minus amounts outstanding under the Canadian Credit Agreement (as defined below) and (b) after such commitment is increased, if at all, in an amount equal to the lesser of (i) $25.0 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory and, as of March 31, 2006, the Borrowing Base, inclusive of the Borrowing Base provided under the Canadian Credit Agreement, was approximately $19.1 million. The Giftline Borrowers did not draw down on the Giftline Revolver on the Closing Date. The Giftline Revolver will bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus a margin of 2.75% for LIBOR Loans and 1.25% for Base Rate Loans.

The Giftline Credit Agreement contains the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ending

March 31, 2008). In addition, at any time after December 31, 2007 in respect of which the Fixed Charge Coverage Ratio for the Computation Period ending as of the Fiscal Quarter end most recently preceding such date was less than 1.00:1.00, the aggregate amounts outstanding under the Giftline Agreement and the Canadian Loan Agreement may not exceed $10.0 million.

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

The Company believes that the lower interest rates that were extended to the Company’s subsidiaries in connection with the LaSalle Refinancing will enable the Company to reduce its aggregate interest expense, on a comparable basis, by approximately $2.0 million per year. However, because the 2006 Credit Agreements are extended directly to RB’s domestic subsidiaries, RB is dependent upon its operating subsidiaries to provide the cash necessary to enable the Company to fund its corporate overhead and other expenses.

The 2006 Credit Agreements restrict the ability of the Company’s domestic subsidiaries to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of satisfying the Company’s corporate overhead expenses. Subject to certain exceptions, the aggregate maximum amount that can be distributed by the Company’s domestic subsidiaries to RB to enable RB to pay corporate overhead expenses is $6.5 million for each of 2006 and 2007, and $7.0 million annually thereafter, with only $2.0 million of this amount permitted to be distributed by the Infantline Borrowers on an annualized basis. The Company believes that the amounts permitted to be distributed to it by its subsidiaries will be sufficient to fund its corporate overhead expenses, although there can be no assurance that such expenses will not exceed current estimates. There are no restrictions in the 2006 Credit Agreements on the ability of the Company’s foreign subsidiaries to distribute cash to the Company.

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

The Company’s ability to maintain compliance with the financial covenants under the 2006 Credit Agreements is dependent, particularly in the case of the Giftline Credit Agreement, upon the successful implementation of the PIP described under “Overview” above and current operational plans. Based on these plans and management’s current projections, the Company anticipates that it will remain in compliance with the financial covenants in the 2006 Credit Agreements at least through March 31, 2007. However, in the event that the Company is unable to successfully implement the key elements of the PIP, there can be no assurance that the Company will remain in compliance with such financial covenants, particularly the financial covenants in the Giftline Credit Agreement.

Other Events and Circumstances Pertaining to Liquidity

Although the Company has not yet completed the development of the PIP, the implementation of the PIP (portions of which are already underway in phases) will result in the recognition of certain significant restructuring charges and the incurrence of related severance obligations. See “Overview” above for a more detailed description of the PIP and the restructuring activities undertaken in 2005 and 2006.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.

The Company is dependent upon information technology systems in many aspects of its business. In 2002, the Company commenced a global implementation of an Enterprise Resource Planning (“ERP”) system for its gift businesses. During 2003 and continuing into 2004, certain of the Company’s international gift subsidiaries began to phase-in aspects of the new ERP system. In late 2005, the Company began to explore alternative global information technology systems for its gift business that could provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system. As a result of this review, all remaining international implementations were placed on hold pending a decision on whether or not to replace the current ERP system. The Company expects to make a decision on whether to replace its current ERP system in the first half of 2006.

In March 1990, the Board of Directors authorized the Company to repurchase an aggregate of up to 7.0 million shares of common stock. As of December 31, 2005, 5.6 million shares have been repurchased since the beginning of the Company’s stock repurchase program. The Company did not repurchase any shares pursuant to this program or otherwise during fiscal 2005 or through the first quarter ending March 31, 2006. The 2006 Credit Agreements impose certain limitations on the ability of the Company to repurchase shares.

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

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of March 31, 2006 and the future periods in which such obligations are expected to be settled in cash (dollars in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating Lease Obligations	$62,780	$6,194	$7,223	$6,541	$6,017	$5,338	$31,467
Purchase Obligations(1)	$28,948	$28,948	$—	$—	$—	$—	$—
Debt Repayment Obligations(2)	$76,000	$23,500	$9,000	$11,500	$14,500	$15,000	$2,500
Royalty Obligations	$3,139	$1,724	$1,345	$70	$—	$—	$—
Total Contractual Obligations	$170,867	$60,366	$17,568	$18,111	$20,517	$20,338	$33,967

(1)    The Company’s purchase obligations consist of purchase orders for inventory.

(2)    Reflects repayment obligations under the 2006 Credit Agreements effective on March 14, 2006. See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the 2006 Credit Agreements, including provisions that create, increase and/or accelerate obligations thereunder.

Off Balance Sheet Arrangements

As of March 31, 2006, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2005 10-K.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2005 10-K, except as described below.

Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Accordingly, no compensation expense was reflected in the Company’s Consolidated Statements of Operations as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. In accordance with the disclosure provision of SFAS 123, previously issued financial statements included pro forma disclosures of the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, to share-based compensation.

The Company adopted the provisions of SFAS 123(R) on January 1, 2006 using the “modified prospective” transition method. The “modified prospective” transition method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In accordance with this method, prior periods were not restated to reflect the impact of adopting the new standard.

See Note 2 of Notes to Unaudited Consolidated Financial Statements for further discussion of the impact of the Company’s adoption of SFAS 123(R), as well as the valuation methodology and assumptions utilized.

Also see Note 2 of Notes to Consolidated Financial Statements of the 2005 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.

Recently Issued Accounting Standards

See Note 13 of the Notes to Unaudited Consolidated Financial Statements for a description of recently issued accounting standards including the respective dates of adoption and effects on results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors”, of the 2005 10-K. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the Company’s 2005 10-K. The market risk associated with long-term debt has changed as a result of the termination of the 2005 Credit Agreement and the execution of the 2006 Credit Agreements, as is more fully described in Note 5 of Notes to Unaudited Consolidated Financial Statements. The interest applicable to the 2006 Credit Agreements is based upon (i) the LIBOR Rate and (ii) the Base Rate (each as defined in the 2006 Credit Agreements), plus an applicable margin. At March 31, 2006, a sensitivity analysis to measure potential changes in applicable interest rate indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $0.8 million annually, based upon the current level of debt at March 31, 2006. See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the interest rates applicable to the loans under the 2006 Credit Agreements.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 13d-15(e) as of March 31, 2006. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weakness described in the 2005 Form 10-K had not been remediated as of March 31, 2006, although steps have been taken toward remediation during the first quarter of 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2005 10-K.

ITEM 6.  EXHIBITS

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

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ John D. Wille
Date:	May 31, 2006		John D. Wille
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1   Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2   Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1   Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2   Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.