Form 10-Q
period 2006-06-30
RUSS BERRIE & CO INC
filed 2006-08-09
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒              No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐             Accelerated filer ☒             Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2006 was as follows:

CLASS	OUTSTANDING At July 31, 2006
Common Stock, $0.10 stated value	20,853,372

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 (Dollars in Thousands, except per share data)
(UNAUDITED)

	June 30, 2006	December 31, 2005
Assets (Note 5)
Current assets
Cash and cash equivalents	$10,333	$28,667
Accounts receivable, trade, less allowances of $1,948 in 2006 and $1,943 in 2005	50,575	53,189
Inventories, net	50,565	55,871
Prepaid expenses and other current assets	12,091	12,152
Income tax receivable	2,532	2,979
Deferred income taxes	2,273	2,274
Total current assets	128,369	155,132
Property, plant and equipment, net	15,715	17,856
Goodwill	89,242	89,242
Intangible assets	61,586	61,599
Restricted cash	771	750
Other assets	6,370	4,883
Total assets	$302,053	$329,462
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$9,000	$2,600
Short-term debt	10,229	31,924
Accounts payable	8,759	17,764
Accrued expenses	26,162	27,130
Accrued income taxes	2,402	4,203
Total current liabilities	56,552	83,621
Deferred income taxes	9,438	6,358
Long-term debt, excluding current portion	48,000	41,993
Other long-term liabilities	3,680	3,636
Total liabilities	117,670	135,608
Commitments and contingencies
Shareholders’ equity
Common stock: $0.10 per share stated value; authorized 50,000,000 shares; issued 26,489,656 shares at June 30, 2006 and 26,472,256 at December 31, 2005	2,658	2,649
Additional paid in capital	89,005	88,751
Retained earnings	189,789	200,756
Accumulated other comprehensive income	13,081	11,848
Treasury stock, at cost, 5,636,284 shares at June 30, 2006 and December 31, 2005	(110,150)	(110,150)
Total shareholders’ equity	184,383	193,854
Total liabilities and shareholders’ equity	$302,053	$329,462

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$65,689	$62,019	$143,049	$132,759

Cost of sales	39,815	36,997	85,353	76,341

Gross profit	25,874	25,022	57,696	56,418

Selling, general and administrative expenses	27,275	29,182	59,030	59,867

Operating loss	(1,401)	(4,160)	(1,334)	(3,449)

Other (expense)/income:
Interest expense, including amortization and write-off of deferred financing costs	(1,614)	(8,227)	(7,409)	(11,719)
Interest and investment income	109	343	212	645
Other, net	(60)	(287)	306	(548)
	(1,565)	(8,171)	(6,891)	(11,622)

Loss before income tax	(2,966)	(12,331)	(8,225)	(15,071)

Income tax expense/(benefit)	3,009	(6,169)	2,742	(7,187)

Net (loss)	$(5,975)	$(6,162)	$(10,967)	$(7,884)

Net loss per share:
Basic	$(0.29)	$(0.30)	$(0.53)	$(0.38)
Diluted	$(0.29)	$(0.30)	$(0.53)	$(0.38)

Weighted average shares:
Basic	20,840,000	20,824,000	20,838,000	20,824,000
Diluted	20,840,000	20,824,000	20,838,000	20,824,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,967)	$(7,884)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	2,746	3,480
Amortization and write-off of deferred financing costs	2,848	5,711
Provision for accounts receivable	550	167
Provision for inventory reserve	1,377	517
Deferred income taxes	2,012	(2,259)
Other	(434)	409
Change in assets and liabilities:
Restricted cash	(20)	14,847
Accounts receivable	2,491	20,355
Income tax receivable	537	—
Inventories	4,541	(3,374)
Prepaid expenses and other current assets	603	432
Other assets	(55)	245
Accounts payable	(9,126)	(2,975)
Accrued expenses	(1,802)	(6,817)
Accrued income taxes	(1,852)	2,358
Total adjustments	4,416	33,096
Net cash (used in)/provided by operating activities	(6,551)	25,212
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	75	8,914
Capital expenditures	(324)	(614)
Net cash (used in)/provided by investing activities	(249)	8,300
Cash flows from financing activities:
Proceeds from issuance of common stock	262	(17)
Dividends paid to shareholders	—	(2,082)
Issuance of long-term debt	59,250	76,800
Repayment of long-term debt	(78,320)	(135,000)
Net borrowings on revolving credit facility	9,783	-
Payment of deferred financing costs	(2,509)	(3,113)
Net cash used in financing activities	(11,534)	(63,412)
Effect of exchange rate changes on cash and cash equivalents	—	(2,701)
Net decrease in cash and cash equivalents	(18,334)	(32,601)
Cash and cash equivalents at beginning of period	28,667	48,099
Cash and cash equivalents at end of period	$10,333	$15,498
Cash paid during the year for:
Interest expense	$2,941	$6,008
Income taxes	$2,092	$1,377

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

The Company operates in two segments: (i) the Company’s gift business and (ii) the Company’s infant and juvenile business, which is comprised of Sassy, Inc. and Kids Line, LLC. This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations. There are no inter-segment revenues to eliminate. Corporate assets and overhead expenses are included in the gift segment.  The Company has entered into separate credit facilities with respect to each of its segments (see Note 5).

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended on April 20, 2006 and May 1, 2006 (the “2005 10-K”).

NOTE 2 - ACCOUNTING FOR STOCK OPTIONS

The Company currently maintains the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”) and the Amended and Restated 2004 Employee Stock Purchase Plan (collectively, the “2004 Stock Plans”).  As of December 31, 2005, there were 1,507,844 shares of common stock reserved for issuance under the 2004 Stock Plans.  The Company also continues to have options outstanding under the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the “Predecessor Plans”).  No awards could be made after December 31, 2003 with respect to the 1999 Predecessor Plans and after December 31, 1998 with respect to the 1994 Predecessor Plans.  (Refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information”, and Note 19, “Stock Plans”, of the 2005 10-K for further details with respect to option plans.)

Stock Option Plans

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

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Account Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  No compensation expense related to stock option plans was reflected in the Company’s Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

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

Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company’s common stock at the close of business on December 28, 2005 (“Underwater Options”) which, at that time, had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options (to purchase approximately 1.5 million shares of the Company’s common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005.  Of the options accelerated, approximately 120,000 options were held by non-employee directors, approximately 854,000 were held by officers of the Company and the balance were held by other employees of the Company as of June 30, 2006.  Because these options were priced above the then current market price on December 28, 2005, the acceleration of vesting of these options did not result in any expense being recognized in the Company’s Consolidated Statements of Operations.  The purpose of the accelerated vesting of stock options was to enable the Company to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123(R), estimated at the date of acceleration to be $1.6 million (pre-tax) in 2006 and in subsequent years through 2010 of approximately $3.7 million (pre-tax).

As noted above, prior to January 1, 2006, in accordance with APB 25, no compensation cost had been recognized for options granted by the Company with an initial exercise price equal to the fair value of the common stock, except for the application of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock  Compensation”, which resulted in non-cash income of $9,000 and $17,000 during the three and six months ended June 30, 2005, respectively, due to options granted during 2000 that were repriced as of February 29, 2000 upon approval of the Board of Directors and the Company’s shareholders.  Had compensation cost for the Company’s stock grants been determined based upon the fair value recognition provisions of SFAS 123 at the grant date, the Company’s pro-forma net loss and loss per share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss-as reported	$(6,162,000)	$(7,884,000)
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	239,000	357,000
Net loss-pro forma	$(6,401,000)	$(8,241,000)
Loss per share (basic) - as reported	$(0.30)	$(0.38)
Loss per share (basic) — pro forma	$(0.31)	$(0.40)
Loss per share (diluted) — as reported	$(0.30)	$(0.38)
Loss per share (diluted) — pro forma	$(0.31)	$(0.40)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of each option granted by the Company was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Dividend yield	2.50%	2.50%
Risk-free interest rate	3.74%	3.84%
Volatility	34.62%	33.89%
Expected life (years)	4.5	4.5
Weighted average fair value of options granted during the year	$4.72	$4.28

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding and vested at December 31, 2005	1,769,238	$17.16	8.49	—
Exercised	17,400	$13.42	—	—
Cancelled	2,216	$33.44	—	—
Outstanding and vested at June 30, 2006	1,749,622	$17.19	8.00	$130,000

In the first half of 2006, no options were granted.  The aggregate intrinsic value in the table above represents the total pretax value of the in-the-money options, which value is determined by aggregating the spread between each of the in-the-money options and the exercise prices thereof, assuming that all shareholders exercised their options on June 30, 2006.  This amount will change based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from authorized shares to fulfill stock option exercises.

During the first half of 2006, no compensation expense was recorded because the Company did not grant any options during such period and all of the options outstanding at the date of adoption of SFAS 123(R) were fully vested.

Employee Stock Purchase Plan

Under the Amended and Restated 2004 Employee Stock Purchase Plan, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount.  Pursuant to this plan, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant.  In each plan year, an eligible employee may elect to participate in the plan by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation.  No employee shall have the right to purchase Company common stock under the Amended and Restated 2004 Employee Stock Purchase Plan that has a fair market value in excess of $25,000 in any plan year.  The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year.  If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee, and his or her option expires.  As of June 30, 2006, the Amended and Restated 2004 Employee Stock Purchase Plan had 131,722 shares reserved for future issuance.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of each option granted under the Amended and Restated 2004 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend yield	—	1.33%	—	1.33%
Risk-free interest rate	4.38%	2.79%	4.38%	2.79%
Volatility	50.40%	41.70%	50.40%	41.70%
Expected life (years)	1	1	1	1

The Company estimates expected stock price volatility based on actual historical changes in the market value of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.  The expected life of stock options under the Amended and Restated 2004 Employee Stock Purchase Plan is one year, or the equivalent of the annual plan year.  The impact of SFAS 123(R) for the Amended and Restated 2004 Employee Stock Purchase plan for the first half of 2006 was immaterial to the Company’s unaudited consolidated financial statements.

NOTE 3 - WEIGHTED AVERAGE COMMON SHARES

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	20,840,000	20,824,000	20,838,000	20,824,000
Dilutive effect of common shares issuable under outstanding stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	20,840,000	20,824,000	20,838,000	20,824,000

The average number of diluted shares outstanding for the three and six months ended June 30, 2006 and 2005 exclude shares relating to stock options because there was a net loss and such shares would have been anti-dilutive.  Stock options to purchase approximately 1.8 million and 0.6 million shares were outstanding at June 30, 2006 and 2005, respectively.

NOTE 4 — CONTINGENCY

As previously disclosed, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) in December 2004.  At closing, the Company paid approximately $130.5 million, which represented the portion of the purchase price due at closing plus various transaction costs, which was subsequently adjusted to $130.6 million.  The aggregate purchase price under the Purchase Agreement includes the potential payment of contingent consideration (the “Earnout Consideration”).  The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ending November 30, 2007), and shall be paid at the times described in the Purchase Agreement (approximately the third anniversary of the closing date).  The Agreed Enterprise Value shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The amount of the Earnout Consideration will be charged to goodwill when and if it is earned.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — DEBT

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

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”).  In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the Infantline Credit Agreement, defined below, which is part of the LaSalle Refinancing.  The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement, which was scheduled to mature on June 28, 2010.  In addition, the Company wrote off, in the first quarter of 2006, approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc. (“Newco”), to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and infant and juvenile business, respectively.  The Assignment transaction reinforces the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct.  There are no cross-default provisions between the new Infantline Credit Agreement and Giftline Credit Agreement, described below.

Long-term debt at June 30, 2006 and December 31, 2005 consists of the following:

	June 30, 2006	December 31, 2005
Term Loan A (2005 Credit Agreement)	$—	$4,593,000
Term Loan B (2005 Credit Agreement)	—	40,000,000
Term Loan (2006 Infantline Credit Agreement)	57,000,000	—
	57,000,000	44,593,000
Less current portion	9,000,000	2,600,000
Long-term debt	$48,000,000	$41,993,000

1.             The LaSalle Refinancing — Effective March 14, 2006

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

The commitments under the Infantline Credit Agreement (the “Infantline Commitments”) consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing.  As of June 30, 2006, the balance on the Revolving Loan was $8.7 million and the balance on the Term Loan was $57.0 million.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.  The applicable interest rate margins as of June 30, 2006 were:  2.0% for LIBOR loans and 0.5% for Base Rate Loans.  The weighted average interest rates for the outstanding loans as of June 30, 2006 were as follows:

	At June 30, 2006
	LIBOR Loans	Base Rate Loans
Infantline Revolver	7.16%	8.75%
Infantline Term Loan	7.18%	8.75%

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

The Infantline Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances.   Additionally, commencing in early 2008 with respect to fiscal year 2007, annual mandatory prepayments of the Term Loan shall be required in an amount equal to 50% of Excess Cash Flow for each fiscal year unless the Total Debt to EBITDA Ratio for such fiscal year was equal to or less than 2.00:1.00.

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the “Infantline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.  As of June 30, 2006, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

B.  The Giftline Credit Agreement

On March 14, 2006 as amended on April 11, 2006 (to clarify the application of a financial covenant) and August 8, 2006, Russ Berrie U.S. Gift, Inc. (“Newco”) and other specified wholly-owned domestic subsidiaries of the Company (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”).  Unless otherwise specified herein, capitalized terms used but undefined in this Note 5 Section 1.B shall have the meanings ascribed to them in the Giftline Credit Agreement.

The Giftline Credit Agreement contemplates the potential inclusion of additional lenders subsequent to the initial closing, which as of June 30, 2006 has not occurred, and a simultaneous increase in the commitment, and the facility consists of a revolving credit loan commitment (a) before such commitment is increased, if at all, in an amount equal to the Borrowing Base minus amounts outstanding under the Canadian Credit Agreement (as defined below) and (b) after such commitment is increased, if at all, in an amount equal to the lesser of (i) $25.0 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million.   The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory and, as of June 30, 2006, the Borrowing Base, inclusive of the Borrowing Base provided under the Canadian Credit Agreement, was approximately $11.2 million.  As of June 30, 2006, the balance on the Giftline Revolver was $1.1 million and the balance on the Canadian Revolving Loan (see Section 1.C below) was $0.4 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus a margin of 2.75% for LIBOR Loans and 1.25% for Base Rate Loans.  Interest is due and payable in the same manner as with respect to the Infantline Loans.  As of June 30, 2006, the interest rate for the outstanding Base Rate loan was 9.50%. and there were no outstanding Libor Loans.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement.  The Giftline Credit Agreement contains the following financial covenants (the “Giftline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008).  In addition, at any time after December 31, 2007 in respect of which the Fixed Charge Coverage Ratio for the Computation Period ending as of the fiscal quarter end most recently preceding such date was less than 1.00:1.00, the aggregate amounts outstanding under the Giftline Credit Agreement and the Canadian Loan Agreement may not exceed $10.0 million.  As of June 30, 2006, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.  On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ending September 30, 2006.

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

The Company’s ability to maintain compliance with the financial covenants under the 2006 Credit Agreements is dependent, particularly in the case of the Giftline Credit Agreement, upon the successful implementation of the Company’s Profit Improvement Plan (described in Note 8 herein) and current operational plans.  Based on these plans and management’s current projections, management believes that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements at least through June 30, 2007.  However, in the event that the Company is unable to successfully implement the key elements of the Profit Improvement Plan and current operational plans, there can be no assurance that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements.

C.            Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”).  RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  In connection with the LaSalle Refinancing, the Canadian Credit Agreement was amended to (i) replace references to the LaSalle Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan.  In connection with the release of the Company from the Canadian Guaranty, Newco executed an unsecured Guarantee (the “Newco Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.  The outstanding balance under the Canadian Revolving Loan as of June 30, 2006 was $0.4 million which reduces availability under the Giftline Credit Agreement.

The Commitments bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin.  As of June 30, 2006, the interest rate for the outstanding Base Rate loan was 8.25%. and there were no outstanding Libor Loans.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On April 3, 2006, the Estate (with funds provided by Ms. Berrie) redeemed the EDA Bonds.  As a result, the Company’s obligations under the guarantee discussed above (as well as the L/C RA, all letters of credit and related security interests) have been terminated.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.             2005 Credit Agreement — Effective June 28, 2005 through March 13, 2006

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

In connection with the execution of the 2005 Credit Agreement and the Canadian Credit Agreement, the Company recorded approximately $2.3 million of deferred financing costs which were included in “other assets” at December 31, 2005 and were being amortized over the five-year period of the Commitments. The unamortized balance of these deferred financing costs was written off in the first quarter of 2006 as a result of the LaSalle Refinancing in March 2006.  The Revolving Loan was subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 0.375% - 0.50% for unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.50% - 2.25% (subject to increase by 2.0% at any time an event of default exists), customary letter of credit administration fees and a letter of credit fronting fee in amounts agreed to by the Company and the Issuing Bank.  Notwithstanding the foregoing, during the Initial Period, the non-use fee was equal to 0.375% and the letter of credit fee was equal to 1.75%.

The 2005 Credit Agreement contained the following financial covenants (the “Financial Covenants”):  (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) a minimum Excess Revolving Loan Availability requirement of $2.5 million.  Excess Revolving Loan Availability at December 31, 2005 was approximately $15.7 million.  With respect to dividends, the Company was permitted to pay a dividend so long as before and after giving effect to the payment of such dividends, Excess Revolving Loan Availability would equal or exceed $15.0 million and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.  Any such dividends could be declared no more frequently than quarterly and were required to take the form of regular cash dividends.  With respect to the Earnout Consideration, the Company was permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, Excess Revolving Loan Availability would equal or exceed $15.0 million and no violation of the Financial Covenants would then exist, or would, on a pro forma basis, result there from.  As of December 31, 2005, the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company was not in compliance with the “Total Debt to EBITDA Ratio” covenant in the 2005 Credit Agreement.  However, because the Company completed the LaSalle Refinancing on March 14, 2006, the long-term debt at December 31, 2005 was classified as long-term.

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

The Canadian Revolving Loan would bear interest at a rate per annum equal to the sum of (x)(i) the Base Rate or the Canadian Base Rate (as defined in the Canadian Credit Agreement), at the option of Amrams (for Base Rate Loans) or (ii) the LIBOR Rate (for LIBOR Loans) plus (y) an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio.  The interest rate as of December 31, 2005 was 7.25%.  The Canadian Credit Agreement is described in further detail in the Quarterly Report on Form 10-Q for the period ended June 30, 2005.  The Canadian Credit Agreement was amended in connection with the execution of the 2006 Credit Agreements, as described above.

In order to secure its obligations under the Canadian Credit Agreement, Amrams has granted security interests to the administrative agent thereunder in substantially all of its real and personal property.  In addition, the Company has executed an unsecured Guarantee (the “Canadian Guaranty”) to guarantee the obligations of Amrams under the Canadian Credit Agreement, which guaranty was released in connection with the 2006 Credit Agreements.  All amounts outstanding under the 2005 Credit Agreement were paid in full in connection with the LaSalle Refinancing.

3.             2004 Term Loan — Effective December 14, 2004 through June 28, 2005

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

Under the Financing Agreement, as amended, the Company was required to make prepayments of the 2004 Term Loan in an amount equal to $1.75 million per quarter with the balance due at maturity.  In addition, beginning with the fiscal year ended December 31, 2005, the Company would have been required to make annual mandatory prepayments of the Term Loan, with specified percentages of excess cash flow and the proceeds of certain asset sales, debt issuances, equity issuances, tax refunds, insurance and other extraordinary receipts.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

	Weighted Average Amortization Period	June 30, 2006	December 31, 2005
MAM distribution agreement and relationship	Indefinite life	$10,400,000	$10,400,000
Sassy trade name	Indefinite life	7,100,000	7,100,000
Applause trade name	Indefinite life	7,646,000	7,646,000
Kids Line customer relationships	Indefinite life	31,100,000	31,100,000
Kids Line trade name	Indefinite life	5,300,000	5,300,000
Other intangible assets	0.3 years	40,000	53,000
		$61,586,000	$61,599,000

Other intangible assets as of June 30, 2006 and December 31, 2005, include Kids Line and Sassy non-compete agreements which are being amortized over four and five years, respectively.  Amortization expense was $13,000 and $0.3 million for the first six months of 2006 and 2005, respectively.

All of the Company’s goodwill is in the infant and juvenile segment.  There were no changes to the carrying amount of goodwill during the six months ended June 30, 2006.

NOTE 7 - DIVIDENDS

No cash dividends were paid during the three and six months ended June 30, 2006.  Cash dividends of $2.1 million were paid during the three and six months ended June 30, 2005.  See Note 5 for a discussion of dividend restrictions imposed by the Company’s senior bank facilities.

NOTE 8 — COST ASSOCIATED WITH DISPOSAL ACTIVITY

In November 2005, the Company continued its prior restructuring of its domestic gift business to reduce expenses, right-size the infrastructure consistent with current business levels and re-align domestic gift operations to better meet the needs of different distribution channels.  The restructuring included the immediate elimination of approximately 50 positions, which resulted in a pre-tax restructuring charge of approximately $1.4 million in the fourth quarter of 2005, primarily related to employee severance costs. Additional restructuring charges of approximately $1.5 million were incurred in 2005 primarily as a result of right-sizing the Company’s Eastern Asian and European gift operations.  As part of the restructuring, the Company also commenced a plan to reduce its facilities expenses by rationalizing certain warehouse and distribution activities in 2006 (discussed below).  During the first half of 2006, in accordance with its November 2005 restructuring plan, the Company recorded a $0.4 million restructuring charge related to severance costs of employees at its Petaluma, California distribution center which closed in the second quarter of 2006, as well as $0.3 million due to the reduction of additional sales staff and operational support positions in the US Gift business.  In addition, in connection with the PIP implementation, the Company eliminated three executive positions and recorded a restructuring charge of an aggregate of approximately $0.7 million primarily associated with severance costs.  The Company recorded an additional restructuring charge of $2.2 million in the first half of 2006 attributable to the downsizing of its operations in Europe under its PIP, primarily related to employee severance costs.  See Note 10 of the 2005 10-K for additional information.

The Company reassesses the reserve requirements under the restructuring efforts at the end of each reporting period.  A rollforward of the restructuring accrual is set forth below:

	Employee	Facility
	Separation	Exit Costs	Total
Balance @ 12/31/05	$1,731,000	$131,000	$1,862,000
2006 Provision	3,620,000	—	3,620,000
Less Payments	3,285,000	21,000	3,306,000
Balance @ 6/30/06	$2,066,000	$110,000	$2,176,000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments: (i) the Company’s gift business and (ii) the Company’s infant and juvenile business, which includes Sassy, Inc. and Kids Line, LLC.  This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations.  There are no inter-segment revenues to eliminate.  Corporate assets and overhead expenses are included in the gift segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gift:
Net sales	$29,158	$28,771	$69,190	$66,676
Selling, general and administrative expenses (a)	22,435	24,659	49,436	50,570
Operating loss	(11,332)	(12,612)	(22,414)	(20,288)
Other income/(expense)	(115)	81	132	108
Depreciation and amortization	1,135	1,354	2,323	2,789
Loss before income taxes	$(11,448)	$(12,531)	$(22,282)	$(20,180)
Infant and juvenile:
Net sales	$36,531	$33,248	$73,859	$66,083
Selling, general and administrative expenses	4,840	4,523	9,594	9,297
Operating income	9,932	8,452	21,080	16,839
Other expense	(1,450)	(8,252)	(7,023)	(11,730)
Depreciation and amortization	216	228	423	691
Income before income taxes	$8,482	$200	$14,057	$5,109
Consolidated:
Net sales	$65,689	$62,019	$143,049	$132,759
Selling, general and administrative expenses	27,275	29,182	59,030	59,867
Operating loss	(1,401)	(4,160)	(1,334)	(3,449)
Other expense	(1,565)	(8,171)	(6,891)	(11,622)
Depreciation and amortization	1,351	1,582	2,746	3,480
Loss before income taxes	$(2,966)	$(12,331)	$(8,225)	$(15,071)

(a)          Included in the gift segment selling, general and administrative expense in the three and six months ended June 30, 2006 was $1.0 million and $3.7 million, respectively, of charges associated with restructuring activities in the U.S. and European gift divisions and $1.2 million and $2.5 million, respectively, of consulting costs incurred in connection with the development of the PIP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total assets of each segment were as follows:

	June 30 , 2006	December 31, 2005*
	(Dollars in thousands)
Gift	$103,005	$130,222
Infant and juvenile	199,048	199,240
Total	$302,053	$329,462

*                    December 31, 2005 balances have been reclassified to conform to the June 30, 2006 presentation.

Concentration of Risk

As disclosed in the 2005 10-K, approximately 89% of purchases are attributable to manufacturers in the People’s Republic of China.  The supplier accounting for the greatest dollar volume of purchases accounted for approximately 16% and the five largest suppliers accounted for approximately 40% in the aggregate.  The Company utilizes approximately 130 manufacturers in Eastern Asia and believes that there are many alternative manufacturers and sources of raw materials for the Company’s products.  As a result, the Company does not believe there is a concentration of risk associated with any significant manufacturing relationship.

With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for 26.2% and 24.8%, respectively, of the Company’s consolidated net sales during the three and six month periods ended June 30, 2006.

NOTE 10 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At June 30, 2006, the Company’s forward contracts have expiration dates which range from one to six months.

The Company accounts for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the Consolidated Statements of Operations. As of June 30, 2006, net unrealized gains of $0.93 million relating to forward contracts are included in other current assets and as of December 31, 2005, unrealized losses of $0.16 million are included in accrued expenses in the Consolidated Balance Sheets.

The Company has forward contracts to exchange British pounds sterling, Canadian dollars and Australian dollars for United States dollars with notional amounts of $6.4 million and $3.3 million as of June 30, 2006 and December 31, 2005, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $3.2 million and $6.4 million as of June 30, 2006 and December 31, 2005, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - COMPREHENSIVE (LOSS)/INCOME

Comprehensive (Loss)/Income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net loss for the three and six months ended June 30, 2006 and 2005 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net (loss)	$(5,975)	$(6,162)	$(10,967)	$(7,884)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	1,181	(1,899)	1,232	(3,346)
Net unrealized gain on foreign currency forward exchange contracts and other	—	336	—	415
Other comprehensive income/(loss)	1,181	(1,563)	1,232	(2,931)
Comprehensive (loss)	$(4,794)	$(7,725)	$(9,735)	$(10,815)

NOTE 12 — CONTINGENCIES AND COMMITMENTS

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

The Company enters into various license agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  All license agreements other than the agreement with MAM Babyartikel GmbH (which has a remaining term of five years), are for three year terms with extensions agreed to by both parties.  Some of these license agreements include prepayments and minimum guarantee royalty payments.  The amount of guaranteed royalty payments with respect to all license agreements over the next three years aggregates $2.1 million.  At December 31, 2005, the Company recorded a pre-tax charge of $2.3 million against these royalty guarantees.  The Company’s royalty expense for the six months ended June 30, 2006 and 2005 was $1.1 million and $1.0 million, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123(R) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This statement is a replacement of SFAS 123 and supersedes APB 25.  SFAS 123(R) requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans, based on the grant-date fair value of the award.  This standard applies to all awards unvested or granted as of the required effective date and to awards modified, repurchased, or cancelled after that date.  SFAS 123(R) became effective for the Company beginning with the first quarter of 2006 and was adopted by the Company as of January 1, 2006  See Note 2 for further discussion of the impact of SFAS 123(R).

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We are currently evaluating the impact of adopting FIN48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended (the “2005 10-K”).

OVERVIEW

The Company is a leader in the gift and infant and juvenile industries. The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the world. The Company’s infant and juvenile businesses design, manufacture through third parties and market products in a number of baby categories, including infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores, military post exchanges and other venues.

The Company’s revenues are primarily derived from sales of its products in its gift and infant and juvenile business segments. Sales and operating profits in the Company’s gift segment began to decline during 2003 as a result of several factors including: (i) retailer consolidation and a declining number of independent retail outlets, which in turn had a negative impact on sales from such outlets; (ii) increased competition from other entities, both wholesalers and retailers, which offered lower pricing and achieved greater customer acceptance of their products; and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers. Commencing in the third quarter of 2003, the Company began to implement a multi-pronged approach to address these trends, which consists of: (i) focusing on categorizing and rationalizing its product range; (ii) segmenting its selling efforts to address customer requirements and shifting channels of distribution; (iii) increasing its focus on national accounts, in order to build and strengthen the Company’s presence in the mass market through the use if its APPLAUSE® trademark as the mass market brand platform; (iv) focusing on growing its international business and infant and juvenile segments; (v) selectively increasing its use of licensing to differentiate its products from its competitors;  (vi) implementing a three-tiered “good”, “better”, “best” branding strategy within its gift segment to differentiate products sold into the mass market, the Company’s traditional specialty retail market and the upscale department store market; and (vii) ”right-sizing” its operations in order to reduce overhead expenses through headcount reductions and the closure of certain domestic showrooms and warehouses.

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

During the first half of 2006, in accordance with its November 2005 restructuring plan, the Company recorded a $0.4 million restructuring charge related to severance costs of employees at its Petaluma, California distribution center which closed in the second quarter of 2006, as well as $0.3 million due to the reduction of additional sales staffing and operational support positions in the US Gift business.  The Company does not expect to incur additional restructuring costs in association with the November 2005 restructuring plan but may incur further restructuring costs as it implements the Profit Improvement Program, as described below.

As an expansion of its November 2005 restructuring and ongoing analysis, in 2006, the Company commenced the development and phased implementation of a Profit Improvement Program (“PIP”) with respect to its global gift business. The Company had retained the services of an independent advisor to assist in the development of the PIP.  During the first half of 2006, the Company incurred consulting expense of approximately $2.5 million in connection with services provided by such advisor, which relationship was concluded at the end of June 2006.  The PIP involves an analysis and, in some instances, re-evaluation of key operational aspects of the Company’s gift business and has been designed to help enable the Company to return its gift business to a sustainable level of profitability.  The PIP involves reengineering the manner in which the gift segment operates, and reducing the size of the gift business by focusing on the most profitable products, customers and territories as a means of providing a platform for potential profitable growth in the future.  The scope of the PIP is broad and significant and may cause losses to our business that we cannot predict, including a loss of gift segment sales.  Implementation of the PIP (significant portions of which are underway in phases) will result in the recognition of certain restructuring charges and the incurrence of related severance obligations.  The Company may also be required to make certain investments to generate the efficiencies and focus on profitable operations that the PIP will be designed to achieve.   See Item 1A under the captions, “Risk Factors” and “Liquidity and Capital Resources” in the Company’s 2005 10-K.

As part of the PIP, the Company has evaluated the need to maintain direct sales and distribution efforts in several European countries. To date, the Company has terminated its direct sales and distribution operations in France, Germany, Belgium and Holland, and has restructured certain of its sales and related operations in the U.K.  As a result of these actions, the Company has reduced headcount by an aggregate of 48 positions and has recorded a restructuring charge of an aggregate of approximately $2.2 million in the first half of 2006 primarily related to severance costs.  Management believes that future operating expenses, predominantly through reduced employee costs, will be reduced by an aggregate of approximately $4.2 million on an annualized basis as a result of these reductions.  The Company anticipates that it will establish alternative means of reaching certain customers in the affected countries, including through the use of independent sales representatives or distributors, although the Company anticipates that its aggregate sales from France, Germany, Belgium and Holland may be reduced by approximately $6.0 million on an annualized basis as a result of these actions, at least for the near term.  In addition, in connection with the PIP, the Company eliminated three executive positions in the US Gift segment and recorded a restructuring charge of an aggregate of approximately $0.7 million in the first half of 2006 primarily related to severance costs.  Management believes that future operating expenses, predominantly through reduced employee costs, will be reduced by an aggregate of approximately $0.8 million on an annualized basis as a result of these reductions.

As a result of the implementation of the PIP, in addition to the estimated annual savings of $15.0 million under the November 2005 restructuring, the Company expects an additional annual savings of $5.0 million, the components of which are described in the paragraph immediately preceeding.  Although development of the PIP has been largely completed and certain portions implemented as described herein, the estimated completion date of its implementation and estimates of the range of charges to be incurred or other expenditures required in connection therewith cannot be determined at this time, as a final determination with respect to which remaining portions, if any, of the PIP will be implemented has not yet been made.

Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company’s Common Stock at the close of business on December 28, 2005 (“Underwater Options”) which had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options (to purchase approximately 1.5 million shares of the Company’s common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005.  Of the options accelerated, approximately 120,000 options were held by non-employee directors, approximately 854,000 are held by officers of the Company and the balance were held by other employees of the Company as of June 30, 2006.  Because the Company has accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and because these options were priced above the then current market price, the acceleration of vesting of these options did not require accounting recognition in the Company’s financial statements.  The options were accelerated to reduce the financial statement expense impact in 2006 and beyond of a new accounting standard (SFAS No. 123(R), “Share Based Payment”) for stock based compensation (described in Note 2 of Notes to Unaudited Consolidated Financial Statements).  Management determined that accelerating the vesting of these options prior to the adoption of the new accounting standard would result in the Company not being required to recognize compensation expense in 2006 in the amount of approximately $1.6 million (pre-tax) and in subsequent years through 2010 of approximately $3.7 million (pre-tax).

Prentice Purchase

As of August 4, 2006, investment entities and accounts managed and advised by Prentice Capital Management, L.P. (“Prentice”) agreed to purchase all of the Common Stock of the Company owned by The Russell Berrie Foundation (approximately 8.8 million shares), representing approximately 42% of the outstanding shares of the Company (the “Prentice Purchase”).  Upon the closing of the Prentice Purchase, the Company’s Board of Directors will be reconstituted to consist of a total of nine members, including four to be nominated by Prentice, and the Company will provide to Prentice certain continuing Board representation rights and registration rights with respect to the purchased shares.  The Company will not receive any of the proceeds from the Prentice Purchase.

SEGMENTS

The Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2006 AND 2005

The Company’s consolidated net sales for the three months ended June 30, 2006 increased 5.9% to $65.7 million compared to $62.0 million for the three months ended June 30, 2005 as a result of sales growth in both its infant and juvenile and gift business segments.

The Company’s gift segment net sales for the three months ended June 30, 2006 increased 1.3% to $29.2 million compared to $28.8 million for the three months ended June 30, 2005, primarily as a result of improved product content and availabilityduring the 2006 period.  Net sales in the Company’s gift segment were negatively impacted by foreign exchange rates by approximately $0.1 million for the three months ended June 30, 2006.  The Company’s infant and juvenile segment net sales for the three months ended June 30, 2006 increased 9.9% to $36.5 million compared to $33.2 million for the three months ended June 30, 2005.  This increase is primarily attributable to sales growth in the Company’s Kids Line subsidiary.

Consolidated gross profit was 39.4% of consolidated net sales for the three months ended June 30, 2006 as compared to 40.3% of consolidated net sales for the three months ended June 30, 2005.  The decline in the consolidated gross profit percentage is primarily due to competitive pricing pressure and sales channel mix as well as close-out sales related to the elimination of certain product lines in connection with the implementation of the PIP in the gift segment.  Gross profit for the Company’s gift segment was 38.1% of net sales for such segment for the three months ended June 30, 2006 as compared to 41.9% of net sales for the three months ended June 30, 2005.  Gross profit for the Company’s infant and juvenile segment was 40.4% of net sales for such segment for the three months ended June 30, 2006 as compared to 39.0% of net sales for the three months ended June 30, 2005.

Consolidated selling, general and administrative expense was $27.3 million, or 41.5% of consolidated net sales, for the three months ended June 30, 2006 compared to $29.2 million, or 47.1% of consolidated net sales, for the three months ended June 30, 2005.  Selling, general and administrative expense in the Company’s gift segment decreased by approximately $2.3 million to $22.4 million in the second quarter of 2006 from $24.7 million in the prior year period primarily as a result of ongoing expense reductions in the gift segment related to 2005 and 2006 restructuring activities.   Included in the gift segment selling, general and administrative expense in the second quarter of 2006 was $1.0 million in charges associated with the restructuring activities in the U.S. and European gift divisions and $1.2 million of consulting costs incurred in connection with the development of the PIP.  These charges were partially offset by an increase in selling, general and administrative expense of $0.3 million in the Company’s infant and juvenile segment, primarily as a result of increased costs associated with growth at Kids Line.

Consolidated other expense was $1.6 million for the three months ended June 30, 2006 compared to $8.2 million for the three months ended June 30, 2005.  This $6.6 million decrease is primarily the result of the write-off of deferred financing costs incurred in June 2005 as well as lower interest expense as a result of lower borrowings and a lower interest rate compared to the second quarter of 2005, partially offset by financing costs in 2006.  Other expense in the Company’s gift segment for the three months ended June 30, 2006 increased $0.2 million compared to the prior year period primarily as a result of foreign exchange losses in 2006.

Income tax expense increased $9.2 million to $3.0 million of income tax expense for the three months ended June 30, 2006 as compared to an income tax benefit of $6.2 million for the three months ended June 30, 2005.  Effective with the quarter ended December 31, 2005, the Company has recorded full valuation allowances against substantially all of its net deferred tax assets, while continuing to record deferred tax expense related to the amortization of certain indefinite life intangibles resulting from acquisitions made in previous years.

As a result of the foregoing, consolidated net loss for the three months ended June 30, 2006 was $6.0 million, or $0.29 per diluted share, compared to consolidated net loss of $6.2 million, or $0.30 per diluted share, for the three months ended June 30, 2005.

RESULTS OF OPERATIONS— SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The Company’s consolidated net sales for the six months ended June 30, 2006 increased 7.8% to $143.0 million compared to $132.8 million for the six months ended June 30, 2005 as a result of sales growth in both its infant and juvenile and gift business segments.

The Company’s gift segment net sales increased 3.8% for the six months ended June 30, 2006 to $69.2 million compared to $66.7 million for the six months ended June 30, 2005, primarily as a result of improved content and product availability as well as strong consumer demand for Yomiko TM brand of premium plus products within the specialty channel has been of particular impact on improved results during the 2006 period.  The Company’s increased presence in the mass channels in its Applause TM brand has also positively impacted its first half sales.  Net sales in the Company’s gift segment were negatively impacted by foreign exchange rates by approximately $0.4 million for the six months ended June 30, 2006.  The Company’s infant and juvenile segment net sales for the six months ended June 30, 2006 increased 11.8% to $73.9 million compared to $66.1 million for the six months ended June 30, 2005. This increase is primarily attributable to sales growth in the Company’s Kids Line subsidiary.

Consolidated gross profit was 40.3% of consolidated net sales for the six months ended June 30, 2006 as compared to 42.5% of consolidated net sales for the six months ended June 30, 2005.  The decline in the consolidated gross profit percentage is primarily due to competitive pricing pressure and sales channel mix as well as close-out sales related to the elimination of certain product lines in connection with the implementation of the PIP in the gift segment.   Gross profit for the Company’s gift segment was 39.1% of net sales for such segment for the six months ended June 30, 2006 as compared to 45.4% of net sales for the six months ended June 30, 2005.  Gross profit for the Company’s infant and juvenile segment was 41.5% of net sales for such segment for the six months ended June 30, 2006 as compared to 39.6% of net sales for the six months ended June 30, 2005.

Consolidated selling, general and administrative expense was $59.0 million, or 41.3% of consolidated net sales, for the six months ended June 30, 2006 compared to $59.9 million, or 45.1% of consolidated net sales, for the six months ended June 30, 2005.  Selling, general and administrative expense in the Company’s gift segment decreased by $1.1 million to $49.4 million in the first half of 2006 from $50.6 million in the prior year period.  Included in the gift segment selling, general and administrative expense in the first half of 2006 was $3.7 million in charges associated with the restructuring activities in the U.S. and European gift divisions and $2.5 million of consulting costs incurred in connection with the development of the PIP.  These charges were offset by ongoing expense reductions in the gift segment as a result of 2005 and 2006 restructuring activities.  Selling, general and administrative expense in the Company’s infant and juvenile segment increased by $0.3 million primarily as a result of increased costs associated with growth at Kids Line.

Consolidated other expense was $6.9 million for the six months ended June 30, 2006 compared to $11.6 million for the six months ended June 30, 2005, a decrease of $4.7 million.  This decrease is a result of refinancing costs incurred in the first half of 2005, partially offset by refinancing costs incurred in the first half of 2006.  The 2006 refinancing resulted in lower interest expense as a result of lower borrowings and lower interest rates, as well as a $2.9 million write-off and amortization of deferred financing costs in 2006 versus a $5.7 million write-off and amortization of deferred financing costs in the same period of 2005.

Income tax expense increased $9.9 million to $2.7 million of income tax expense for the six months ended June 30, 2006 as compared to an income tax benefit of $7.2 million for the six months ended June 30, 2005.  Effective with the quarter ended December 31, 2005, the Company has recorded full valuation allowances against substantially all of its net deferred tax assets, while continuing to record deferred tax expense related to the amortization of certain indefinite life intangibles resulting from acquisitions made in previous years.

As a result of the foregoing, consolidated net loss for the six months ended June 30, 2006 was $11.0 million, or $0.53 per diluted share, compared to consolidated net loss of $7.9 million, or $0.38 per diluted share, for the six months ended June 30, 2005.

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

As of June 30, 2006, the Company had cash and cash equivalents of $10.3 million compared to $28.7 million at December 31, 2005. This reduction of approximately $18.3 million was primarily related to the repayment of debt and a seasonal increase in vendor payments for holiday selling.  The decrease in accounts receivable was due primarily to the timing of customer payments, with the second quarter traditionally being the weakest quarter of the year for the Company’s gift business.  The reduction in inventory reflects the Company’s historical procurement pattern as well as efforts to sell off discontinued lines as a result of the Company’s restructuring activities.  As of June 30, 2006 and December 31, 2005, working capital was $71.8 million and $71.1 million, respectively.

Cash and cash equivalents decreased by approximately $18.3 million during the six months ended June 30, 2006 compared to a decrease of $32.6 million during the six months ended June 30, 2005.  The decrease during the six months ended June 30, 2006 was primarily a result of the factors described in the preceding paragraph.  The decrease during the six months ended June 30, 2005 was primarily due to the payment of debt related to the termination of the Financing Agreement partially offset by proceeds from the 2005 Credit Agreement, proceeds from the sale of assets in the UK and Hong Kong during the first quarter of 2005, the previously recorded US Federal tax refund received in the second quarter of 2005, and collections of accounts receivable.  Net cash used by operating activities was approximately $6.6 million during the six months ended June 30, 2006 compared to net cash provided by operating activities of approximately $25.2 million during the six months ended June 30, 2005.  The decrease of $31.8 million was due primarily to an increase in net loss, the release of restricted cash in the 2005 period that was used toward repayment of the 2004 Term Loan and the factoring of UK receivables in 2006, partially offset by amortization of the deferred gain on the sale and leaseback of the Canadian facility in 2006 and the seasonal increase in vendor payments.  Net cash used in investing activities was approximately $0.2 million for the six months ended June 30, 2006 compared to net cash provided by investing activities of approximately $8.3 million for the six months ended June 30, 2005.  The reduction of $8.5 million was due primarily to proceeds from the sale of assets in the first quarter of 2005.  Net cash used in financing activities was approximately $11.5 million for the six months ended June 30, 2006 compared to $63.4 million for the six months ended June 30, 2005.  The reduction of $51.9 million was due primarily to higher debt repayment in the first quarter of 2005, which included required prepayments of the 2004 Term Loan in the amount of $20.0 million and lower borrowings in 2006.

Kids Line and Related Financing

Overview of Debt at June 30, 2006.  On March 14, 2006, the Company refinanced its credit facility and entered into separate Credit Agreements for each of its operating segments.  All of the prior debt outstanding on March 14, 2006, together with fees and expenses associated with the transaction, was refinanced by drawing down approximately $79.7 million under the Infantline Credit Agreement (described below), including the full amount of the $60.0 million Term Loan and $19.7 million of the Infantline Revolver.  At June 30, 2006, the Company had $65.7 million outstanding under the Infantline Credit Agreement, reflecting repayments of the Infantline Revolver and the Term Loan in the amounts of $11.0 million and $3.0 million, respectively.  As of June 30, 2006, the balance on the Giftline revolver was $1.1 million and the balance on the Canadian revolver (see Section 1.C below) was $0.4 million.

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

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior bank financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”).  For a detailed description of the 2006 Credit Agreements, which are defined and summarized below, see Note 5 above and the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2006.  On March 14, 2006, in connection with the LaSalle

Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the Infantline Credit Agreement (defined below).  The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement, which had been scheduled to mature on June 28, 2010.  In addition, the Company wrote-off, in the first quarter of 2006, approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

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

Infantline Credit Agreement.  On March 14, 2006, Kids Line and Sassy (the “Infantline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (the “Infantline Credit Agreement”).  Unless otherwise specified herein, capitalized terms used but undefined in Note 5 Section 1.A shall have the meanings ascribed to them in the Infantline Credit Agreement.

The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  The Infantline Borrowers drew down approximately $79.7 million under the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing.  As of June 30, 2006, the balance on the Revolving Loan was $8.7 million and the balance on the Term Loan was $57.0 million.  The Infantline loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin ranges from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.

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

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.  As of June 30, 2006, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

Giftline Credit Agreement.  Also on March 14, 2006 as amended on April 11, 2006 (to clarify the application of a financial covenant) and August 8, 2006, Newco and other specified wholly-owned domestic subsidiaries of the Company (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”).  Unless otherwise specified herein, capitalized terms used but undefined in Note 5 Section 1.B shall have the meanings ascribed to them in the Giftline Credit Agreement.

The Giftline Credit Agreement contemplates the potential inclusion of additional lenders subsequent to the initial closing, which as of June 30, 2006 has not occurred, and a simultaneous increase in the commitment, and the facility consists of a revolving credit loan commitment (a) before such commitment is increased, if at all, in an amount equal to the Borrowing Base minus amounts outstanding under the Canadian Credit Agreement (as defined below) and (b) after such commitment is increased, if at all, in an amount equal to the lesser of (i) $25.0 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million.   The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory and, as of June 30, 2006, the Borrowing Base, inclusive of the Borrowing Base provided under the Canadian Credit Agreement, was approximately $11.2 million.  The Giftline Borrowers did not draw down on the Giftline Revolver on the Closing Date.  All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.  The balance of the revolver was $1.1 million at June 30, 2006.  The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus a margin of 2.75% for LIBOR Loans and 1.25% for Base Rate Loans.  Interest is due and payable in the same manner as with respect to the Infantline Loans.

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement.  The Giftline Credit Agreement contains the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ending March 31, 2008).  In addition, at any time after December 31, 2007 in respect of which the Fixed Charge Coverage Ratio for the Computation Period ending as of the Fiscal Quarter end most recently preceding such date was less than 1.00:1.00, the aggregate amounts outstanding under the Giftline Credit Agreement and the Canadian Loan Agreement may not exceed $10.0 million.  As of June 30, 2006, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.  On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ended September 30, 2006.

As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”).  Russ Berrie and Company, Inc. (“RB”), a corporate holding company, executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release the Company from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan.  In connection with the release of the Company from the Canadian Guaranty, Newco executed an unsecured Guarantee (the “Newco Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.  The outstanding balance under the Canadian Revolving Loan as of June 30, 2006 was $0.4 million which reduces availability under the Giftline Credit Agreement.

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

The 2006 Credit Agreements restrict the ability of the Company’s domestic subsidiaries to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of satisfying the Company’s corporate overhead expenses.  Subject to certain exceptions, the aggregate maximum amount that can be distributed by the Company’s domestic subsidiaries to RB to enable RB to pay corporate overhead expenses is $6.5 million for each of 2006 and 2007, and $7.0 million annually thereafter, with only $2.0 million of this amount permitted to be distributed by the Infantline Borrowers on an annualized basis.  The Company believes that the amounts permitted to be distributed to it by its subsidiaries will be sufficient to fund its corporate overhead expenses, although there can be no assurance that such expenses will not exceed current estimates.  See the Company’s Current Report on Form 8-K filed on March 17, 2006.  There are no restrictions in the 2006 Credit Agreements on the ability of the Company’s foreign subsidiaries to distribute cash to the Company.

As a result of the LaSalle Refinancing, the obligation to pay the Earnout Consideration pursuant to the Kids Line acquisition (see Note 4), is no longer the obligation of RB, but the joint and several obligations of the Infantline Borrowers.  With respect to the Earnout Consideration, the Infantline Borrowers will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, (i) Excess Revolving Loan Availability will equal or exceed $3.0 million and (ii) no violation of the Infantline Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.

The Company’s ability to maintain compliance with the financial covenants under the 2006 Credit Agreements is dependent, particularly in the case of the Giftline Credit Agreement, upon the successful implementation of the PIP described under “Overview” above and current operational plans.  Based on these plans and management’s current projections, management believes that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements at least through June 30, 2007.  However, in the event that the Company is unable to successfully implement the key elements of the PIP and current operational plans, there can be no assurance that the Company will remain in compliance with such financial covenants, particularly the covenants in the Giftline Credit Agreement.

Other Events and Circumstances Pertaining to Liquidity

The full implementation of the PIP, certain portions of which may be delayed based upon future operational decisions, may result in the recognition of certain significant restructuring charges and the incurrence of related severance obligations.  In addition to the $15.0 million anticipated cost savings as a result of the November 2005 restructuring, the PIP initiatives that have been implemented are expected to result in additional savings of approximately $5.0 million annually.  See “Overview” above for a more detailed description of the PIP and the restructuring activities undertaken in 2005 and 2006.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.

The Company is dependent upon information technology systems in many aspects of its business. In 2002, the Company commenced a global implementation of an Enterprise Resource Planning (“ERP”) system for its gift businesses.  During 2003 and continuing into 2004, certain of the Company’s international gift subsidiaries began to phase-in aspects of the new ERP system.  In late 2005, the Company began to explore alternative global information technology systems for its gift business that could provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system.  As a result of this review, all remaining international implementations were placed on hold pending a decision on whether or not to replace the current ERP system.  The Company expects to make a decision on whether to replace its current ERP system in the second half of 2006.

In March 1990, the Board of Directors authorized the Company to repurchase an aggregate of up to 7.0 million shares of common stock. As of December 31, 2005, 5.6 million shares have been repurchased since the beginning of the Company’s stock repurchase program. The Company did not repurchase any shares pursuant to this program or otherwise during fiscal 2005 or through the first half of 2006.  The 2006 Credit Agreements impose certain limitations on the ability of the Company to repurchase shares.

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

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of June 30, 2006 and the future periods in which such obligations are expected to be settled in cash (dollars in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating Lease Obligations	$62,211	$4,090	$7,385	$6,678	$6,138	$5,453	$32,467
Purchase Obligations(1)	$34,018	$34,018	$—	$—	$—	$—	$—
Debt Repayment Obligations(2)	$67,229	$14,729	$9,000	$11,500	$14,500	$15,000	$2,500
Royalty Obligations	$2,101	$736	$1,295	$70	$—	$—	$—
Total Contractual Obligations	$165,559	$53,573	$17,680	$18,248	$20,638	$20,453	$34,967

(1)             The Company’s purchase obligations consist of purchase orders for inventory.

(2)             Reflects repayment obligations under the 2006 Credit Agreements.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the 2006 Credit Agreements, including provisions that create, increase and/or accelerate obligations thereunder.

Off Balance Sheet Arrangements

As of June 30, 2006, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2005 10-K, other than the termination if the EDA Obligations described in Note 5 to Notes to Unaudited Consolidated Financial Statements.

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

Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of APB 25 and related interpretations.  Accordingly, no compensation expense was reflected in the Company’s Consolidated Statements of Operations as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  In accordance with the disclosure provisions of SFAS 123, previously issued financial statements included pro forma disclosures of the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, to share-based compensation.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123(R) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This statement is a replacement of SFAS 123 and supersedes APB 25.  SFAS 123(R) requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans, based on the grant-date fair value of the award.  This standard applies to all awards unvested or granted as of the required effective date and to awards modified, repurchased, or cancelled after that date.  SFAS 123(R) became effective for the Company beginning with the first quarter of 2006 and was adopted by the Company as of January 1, 2006  See Note 2 for further discussion of the impact of SFAS 123(R), as well as the valuation methodology and assumptions utilized.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the 2005 10-K.  The market risk associated with long-term debt has changed as a result of the termination of the 2005 Credit Agreement and the execution of the 2006 Credit Agreements, as is more fully described in Note 5 of Notes to Unaudited Consolidated Financial Statements.  The interest applicable to the 2006 Credit Agreements is based upon (i) the LIBOR Rate and (ii) the Base Rate (each as defined in the 2006 Credit Agreements), plus an applicable margin.  At June 30, 2006, a sensitivity analysis to measure potential changes in applicable interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $0.7 million annually, based upon the level of debt at June 30, 2006.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the interest rates applicable to the loans under the 2006 Credit Agreements.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Paragraph (b) OF Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2006.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weakness described in the 2005 10-K had not been fully remediated as of June 30, 2006.

The Company believes it will be able to improve its internal controls and remedy the material weakness therein.  Specifically, management is committed to hiring a sufficient number of technically-qualified employees to ensure that all significant accounting issues, both routine and non-routine, are identified, researched and properly addressed.    Although the Company has taken steps to implement its remediation plan, it has not been fully implemented as of the end of the second quarter of 2006.  As a result, the Company will not be able to conclude that the material weakness has been successfully remediated until the test of such controls demonstrates that such controls have operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2005 10-K.

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

3.2(0)	Amendment to Revised Bylaws of the Company, adopted June 29, 2006, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on July 6, 2005

10.104	Agreement dated March 22, 2006 between the Company and John D Wille, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed April 4, 2006.

4.18

Second Amendment to Credit Agreement, dated as of August 8, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank.

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

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ JAMES J. O’REARDON, JR.
Date:	August 9, 2006		James J. O’Reardon, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

4.18

Second Amendment to Credit Agreement, dated as of August 8, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.