Form 10-Q
period 2006-09-30
RUSS BERRIE & CO INC
filed 2006-11-09
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐             Accelerated filer ☒          Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 27, 2006 was as follows:

CLASS	OUTSTANDING At October 27, 2006
Common Stock, $0.10 stated value	20,913,072

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except per share data)
(UNAUDITED)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$11,182	$28,667
Accounts receivable, trade, less allowances of $1,734 in 2006 and $1,943 in 2005	56,803	53,189
Inventories, net	45,140	55,871
Prepaid expenses and other current assets	14,701	11,651
Income tax receivable	2,090	2,979
Deferred income taxes	2,132	2,274
Total current assets	132,048	154,631
Property, plant and equipment, net	13,547	17,856
Goodwill	89,242	89,242
Intangible assets	61,610	61,599
Restricted cash	768	750
Other assets	5,102	4,883
Total assets	$302,317	$328,961

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$9,000	$2,600
Short-term debt	6,506	31,924
Accounts payable	11,882	17,764
Accrued expenses	27,690	26,629
Accrued income taxes	2,420	4,203
Total current liabilities	57,498	83,120
Deferred income taxes	9,340	6,358
Long-term debt, excluding current portion	45,750	41,993
Other long-term liabilities	3,488	3,636
Total liabilities	116,076	135,107

Commitments and contingencies
Shareholders’ equity
Common stock: $0.10 per share stated value; authorized 50,000,000 shares; issued 26,549,356 shares at September 30, 2006 and 26,472,256 at December 31, 2005	2,655	2,649
Additional paid in capital	89,802	88,751
Retained earnings	190,046	200,756
Accumulated other comprehensive income	13,888	11,848
Treasury stock, at cost, 5,636,284 shares at September 30, 2006 and December 31, 2005	(110,150)	(110,150)
Total shareholders’ equity	186,241	193,854
Total liabilities and shareholders’ equity	$302,317	$328,961

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$78,144	$83,237	$221,193	$215,996

Cost of sales	48,838	48,643	134,191	124,985

Gross profit	29,306	34,594	87,002	91,011

Selling, general and administrative expenses	25,775	29,936	84,804	89,831

Operating income	3,531	4,658	2,198	1,180

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,650)	(1,424)	(9,059)	(13,143)
Interest and investment income	93	116	305	761
Other, net	(141)	(132)	165	(654)
	(1,698)	(1,440)	(8,589)	(13,036)

Income (loss) before income tax expense	1,833	3,218	(6,391)	(11,856)

Income tax expense	1,577	11,824	4,319	4,637

Net income (loss)	$256	$(8,606)	$(10,710)	$(16,493)

Net income (loss) per share:
Basic	$0.01	$(0.41)	$(0.51)	$(0.79)
Diluted	$0.01	$(0.41)	$(0.51)	$(0.79)

Weighted average shares:
Basic	20,864	20,824	20,847	20,824
Diluted	20,882	20,824	20,847	20,824

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,710)	$(16,493)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,060	4,971
Amortization and write-off of deferred financing costs	3,009	5,855
Provision for accounts receivable	894	371
Provision for inventory reserve	2,728	667
Deferred income taxes	3,016	5,013
Write off on disposal of fixed assets	2,988
Other	(274)	405
Change in assets and liabilities:
Restricted cash	(18)	14,848
Accounts receivable	(4,507)	947
Income tax receivable	889	—
Inventories	8,003	(9,958)
Prepaid expenses and other current assets	(3,017)	(252)
Other assets	43	62
Accounts payable	(5,883)	8,983
Accrued expenses	499	(6,333)
Accrued income taxes	(1,783)	7,486
Net cash (used in) provided by operating activities	(63)	16,572

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	90	8,961
Capital expenditures	(2,840)	(950)
Net cash (used in)/provided by investing activities	(2,750)	8,011

Cash flows from financing activities:
Proceeds from issuance of common stock	1,057	—
Dividends paid to shareholders	—	(2,082)
Issuance of long-term debt	59,250	81,983
Repayment of long-term debt	(81,017)	(142,004)
Net borrowings on revolving credit facility	6,506	—
Payment of deferred financing costs	(2,508)	(3,513)
Net cash used in financing activities	(16,712)	(65,616)

Effect of exchange rate changes on cash and cash equivalents	2,040	(2,515)
Net decrease in cash and cash equivalents	(17,485)	(43,548)
Cash and cash equivalents at beginning of period	28,667	48,099
Cash and cash equivalents at end of period	$11,182	$4,551

Cash paid during the year for:
Interest expense	$4,270	$7,437
Income taxes	$2,557	$1,831

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

The Company operates in two segments: (i) the Company’s gift business and (ii) the Company’s infant and juvenile business, which is comprised of Sassy, Inc. and Kids Line, LLC. This segmentation of the Company’s operations reflects how management currently views the results of operations.  Corporate assets and overhead expenses are included in the gift segment.  The Company has entered into separate credit facilities with respect to each of its segments (see Note 5).  As provided for under the Company’s credit facilities, during the nine months ended September 30, 2006, the infant and juvenile segment paid the gift segment $1.5 million as reimbursement of corporate expenses.  These payments are subject to restrictions as provided under the credit facility and are eliminated in consolidation.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended on April 20, 2006 and May 1, 2006 (the “2005 10-K”) and the Company’s Quarterly Reports on Form 10-Q for the first and second quarters of 2006.

NOTE 2 - ACCOUNTING FOR STOCK COMPENSATION

The Company currently maintains the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”) and the Amended and Restated 2004 Employee Stock Purchase Plan (collectively, the “2004 Stock Plans”).  As of September 30, 2006, there were 1,688,263 shares of common stock reserved for issuance under the 2004 Stock Plans, net of shares previously issued under the 2004 Stock Plans.  The Company also continues to have options outstanding under its 1999 and 1994 Stock Option and Restricted Stock Plans, its 1999 and 1994 Stock Option Plans and its 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the “Predecessor Plans”).  No awards could be made after December 31, 2003 with respect to the 1999 Predecessor Plans and after December 31, 1998 with respect to the 1994 Predecessor Plans.  (Refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information”, and Note 19, “Stock Plans”, of the 2005 10-K for further details with respect to option plans).

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Plans

The exercise price for options issued under the 2004 Option Plan and the Predecessor Plans is generally equal to the closing price of the Company’s common stock as of the date the option is granted. Generally, stock options under the 2004 Option Plan and the Predecessor Plans vest between one and five years from the grant date unless otherwise stated by the specific grant. Options generally expire 10 years from the date of grant.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted the disclosure only requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This statement is a replacement of SFAS 123 and supersedes APB 25.  SFAS 123(R) requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans, based on the grant-date fair value of the award.  This standard applies to all awards unvested or granted as of the required effective date and to awards modified, repurchased or cancelled after that date.

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

Effective December 28, 2005, the Company amended all outstanding stock option agreements that pertained to options with exercise prices in excess of the market price for the Company’s common stock at the close of business on December 28, 2005 (“Underwater Options”) which at that time had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options (to purchase approximately 1.5 million shares of the Company’s common stock) that had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005.  Of the options accelerated, approximately 90,000 options were held by non-employee directors, approximately 678,000 were held by officers of the Company and the balance were held by other employees of the Company as of September 30, 2006.  Because these options were priced above the then current market price on December 28, 2005, the acceleration of vesting of these options did not result in any expense being recognized in the Company’s Consolidated Statements of Operations.  The purpose of the accelerated vesting of stock options was to enable the Company to avoid recognizing compensation expense associated with these options in future periods as required by SFAS 123(R), estimated at the date of acceleration to be $1.6 million (pre-tax) in 2006 and in subsequent years through 2010 of approximately $3.7 million (pre-tax).

As noted above, prior to January 1, 2006, in accordance with APB 25, no compensation cost had been recognized for options granted by the Company with an initial exercise price equal to the fair value of the common stock.  Had compensation cost for the Company’s stock grants been determined based upon the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair value recognition provisions of SFAS 123 at the grant date, the Company’s pro-forma net loss and net loss per share for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss-as reported	$(8,606)	$(16,493)
Deduction for stock-based compensation expense determined under fair value method net of tax-pro forma	319	676
Net loss-pro forma	$(8,925)	$(17,169)
Loss per share (basic) — as reported	$(0.41)	$(0.79)
Loss per share (basic) — pro forma	$(0.43)	$(0.82)
Loss per share (diluted) — as reported	$(0.41)	$(0.79)
Loss per share (diluted) — pro forma	$(0.43)	$(0.82)

The fair value of each option granted by the Company was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Dividend yield	1.50%	1.50%
Risk-free interest rate	4.12%	4.96%
Volatility	36.50%	35.45%
Expected life (years)	3.7	3.7
Weighted average fair value of options granted during the year	$5.48	$5.68

The following table summarizes stock option activity for the nine months ended September 30, 2006:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding and vested at December 31, 2005	1,769,238	$17.16	8.49	—
Exercised	(77,100)	$12.37	—	—
Cancelled	(181,517)	$14.27	—	—
Outstanding and vested at September 30, 2006	1,510,621	$17.75	8.00	$1,845,750

During the nine months ended September 30, 2006, no options were granted.  The aggregate intrinsic value in the table above represents the total pretax value of the in-the-money options, which value is determined by aggregating the “spread” of each of the in-the-money options (with the “spread” being the difference between the fair market value at September 30, 2006 and the exercise price of each option) assuming that all shareholders exercised their options on September 30, 2006.  This amount will change based on the fair market value of the Company’s stock. The Company’s policy is to issue shares from authorized shares reserved for such issuance to fulfill stock option exercises.

During the nine months ended September 30, 2006, no compensation expense was recorded because the Company did not grant any options during such period and all of the options outstanding at the date of adoption of SFAS 123(R) were fully vested.  Compensation expense for future share-based payment arrangements will be recorded as required by SFAS 123 (R).

Employee Stock Purchase Plan

Under the Amended and Restated 2004 Employee Stock Purchase Plan (the “ESPP”), eligible employees are provided the opportunity to purchase the Company’s common stock at a discount.  Pursuant to the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant.  In each plan year, an eligible employee may elect to participate in the ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation.  No employee shall have the right to purchase Company common stock under the ESPP that has a fair market value in excess of $25,000 in any plan year.  The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year.  If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires.  As of September 30, 2006, the ESPP had 131,722 shares reserved for future issuance.  At the ESPP’s last year end, December 31, 2005, there were 158 participants in the ESPP.  The impact of SFAS 123(R) on  the ESPP for the nine months ended September 30, 2006 was approximately $67,000.

The fair value of each option granted under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	—	1.33%	—	1.33%
Risk-free interest rate	4.38%	2.79%	4.38%	2.79%
Volatility	50.40%	41.70%	50.40%	41.70%
Expected life (years)	1	1	1	1

The Company estimates expected stock price volatility based on actual historical changes in the market value of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.  The expected life of stock options under the ESPP is one year, or the equivalent of the annual plan year.

NOTE 3 — WEIGHTED AVERAGE COMMON SHARES

The weighted average common shares outstanding included in the computation of basic and diluted net income / loss per share is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding:
Basic	20,864	20,824	20,847	20,824
Employee stock options and other	18	—	—	—
Diluted	20,882	20,824	20,847	20,824

The computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2006 did not include options to purchase approximately 1.3 million and 1.5 million shares of common stock, respectively, as the effect of their inclusion would have been anti-dilutive to income (loss) per share.  For the three and nine months ended September 30, 2005, 0.8 million stock options were not included in the computation of diluted net income (loss) per common share as the effect of their inclusion would have been anti-dilutive.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — CONTINGENCY

As previously disclosed in the 2005 10-K, in December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”).  At closing, the Company paid approximately $130.5 million, which represented the portion of the purchase price due at closing plus various transaction costs, which was subsequently adjusted to $130.6 million.  The aggregate purchase price under the Purchase Agreement includes the potential payment of contingent consideration (the “Earnout Consideration”).  The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ending November 30, 2007), and shall be paid at the times described in the Purchase Agreement (approximately the third anniversary of the closing date).  The Agreed Enterprise Value shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement.  The Company cannot currently determine the amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on current projections, the Company currently anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.  The amount of the Earnout Consideration will be charged to goodwill.   The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement will be sufficient to fund the payment of the Earnout Consideration (and that such payment will be permitted under the Infantline Credit Agreement), however there can be no assurance that unforeseen events or changes in the Company’s business would not have a material adverse impact on our ability to pay the Earnout Consideration and therefore on the Company’s liquidity.  As described in Note 5 (Section 1.A and 1.E) below, the Infantline Borrowers (defined below) have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in place of the Company.

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

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior financing, on March 14, 2006, the 2005 Credit Agreement (defined below) was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”).  In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the Infantline Credit Agreement, defined below, which is part of the LaSalle Refinancing.  The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement.  In addition, the Company wrote off, in the first quarter of 2006, approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc. (“Newco”), to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and infant and juvenile business, respectively.  The Assignment transaction reinforces the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct.  There are no cross-default provisions between the Infantline Credit Agreement and Giftline Credit Agreement, which are described below.

Long-term debt at September 30, 2006 and December 31, 2005 consists of the following (in thousands):

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2006	December 31, 2005
Term Loan A (2005 Credit Agreement)	$—	$4,593
Term Loan B (2005 Credit Agreement)	—	40,000
Term Loan (2006 Infantline Credit Agreement)	54,750	—
	54,750	44,593
Less current portion	9,000	2,600
Long-term debt	$45,750	$41,993

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

The commitments under the Infantline Credit Agreement (the “Infantline Commitments”) consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing.  As of September 30, 2006, the outstanding balance on the Revolving Loan was $0.75 million and the outstanding balance on the Term Loan was $54.75 million.

The principal of the Term Loan will be repaid in installments as follows: (a) $0.75 million on the last day of each calendar month for the period commencing March 2006 through and including February 2008, (b) $1.0 million on the last day of each calendar month for the period commencing March 2008 through and including February 2009 and (c) $1.25 million on the last day of each calendar month for the period commencing March 2009 through and including February 2011.  A final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Revolving Loan) is due and payable on March 14, 2011, in each case subject to customary early termination provisions in accordance with the terms of the Infantline Credit Agreement.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.  The applicable interest rate margins as of September 30, 2006 were: 2.0% for LIBOR loans and 0.5% for Base Rate Loans.  The weighted average interest rates for the outstanding loans as of September 30, 2006 were as follows:

	At September 30, 2006
	LIBOR Loans	Base Rate Loans
Infantline Revolver	n/a	8.75%
Infantline Term Loan	7.43%	8.75%

Interest is due and payable (i) with respect to Base Rate Loans, monthly in arrears on the last day of each calendar month, upon a prepayment and at maturity and (ii) with respect to LIBOR Loans, on the last day

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the “Infantline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.  As of September 30, 2006, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

The Infantline Credit Agreement contains significant limitations on the ability of the Infantline Borrowers to distribute cash to Russ Berrie and Company, Inc. (“RB”), which became a  corporate holding company by virtue of the Assignment, for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”).  Unless otherwise specified herein, capitalized terms used but undefined in this Note 5 Section 1.B shall have the meanings ascribed to them in the Giftline Credit Agreement.

The Giftline Credit Agreement contemplates the potential inclusion of additional lenders subsequent to the initial closing, which as of September 30, 2006 has not occurred, and a simultaneous increase in the commitment.  The facility consists of a revolving credit loan commitment (a) before such commitment is increased, if at all, in an amount equal to the Borrowing Base minus amounts outstanding under the Canadian Credit Agreement (as defined below) and (b) after such commitment is increased, if at all, in an amount equal to the lesser of (i) $25.0 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million.   The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory and, as of September 30, 2006, the Borrowing Base, inclusive of the Borrowing Base provided under the Canadian Credit Agreement, was approximately $7.9 million.  As of September 30, 2006, the outstanding balance on the Giftline Revolver was $4.6 million and the balance on the Canadian Revolving Loan (see Section 1.C below) was $1.1 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus a margin of 2.75% for LIBOR Loans and 1.25% for Base Rate Loans.  Interest is due and payable in the same manner as with respect to the Infantline Loans.  As of September 30, 2006, the interest rate was 9.5% for the one outstanding Base Rate loan and 8.12% for outstanding LIBOR loans.

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

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement.  The Giftline Credit Agreement contains the following financial covenants (the “Giftline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008).  In addition, at any time after December 31, 2007 in respect of which the Fixed Charge Coverage Ratio for the Computation Period ending as of the fiscal quarter end most recently preceding such date was less than 1.00:1.00, the aggregate amounts outstanding under the Giftline Credit Agreement and the Canadian Loan Agreement may not exceed $10.0 million.  On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ending September 30, 2006.  As of September 30, 2006, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company’s ability to maintain compliance with the financial covenants under the 2006 Credit Agreements is dependent, particularly in the case of the Giftline Credit Agreement, upon the successful implementation of the Company’s Profit Improvement Plan (described in Note 8 herein) and current operational plans.  Based on these plans and management’s current projections, management believes that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements at least through September 30, 2007.  However, in the event that the Company is unable to successfully implement the key elements of the Profit Improvement Plan and current operational plans, there can be no assurance that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements.

C.            Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”).  RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  In connection with the LaSalle Refinancing, the Canadian Credit Agreement was amended to (i) replace references to the LaSalle Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan.  In connection with the release of the Company from the Canadian Guaranty, Newco executed an unsecured Guarantee (the “Newco Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.  The outstanding balance under the Canadian Revolving Loan as of September 30, 2006 was U.S. $1.12 million which reduces availability under the Giftline Credit Agreement by a corresponding amount.

The Commitments under the Candian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin.  As of September 30, 2006, the interest rate for the outstanding Base Rate loan was 8.25%, and there were no Libor Loans outstanding.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As has been previously reported, the Company was obligated to pay the Earnout Consideration under the Kids Line Purchase Agreement.  Pursuant to the Letter Agreement between the Infantline Borrowers and California KL Holdings, Inc., and the other parties thereto (the “Letter Agreement”), the Infantline Borrowers have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in the place of the Company.  In connection therewith, the Earnout Security Documents have been amended to effect the partial release of the Company as obligor and the full release of the security interests granted thereunder by any Giftline Borrowers.  To secure the obligations of the Infantline Borrowers to pay the Earnout Consideration, the Infantline Borrowers have granted a subordinated lien on substantially all of their assets, on a joint and several basis, and RB has granted a subordinated lien on the equity interests of each of the Infantline Borrowers to the Earnout Sellers Agent.  All such security interests and liens are subordinated to the senior indebtedness of the Infantline Borrowers arising under the Infantline Credit Agreement.  The Earnout Consideration is not secured by the Giftline Borrowers or their assets or equity interests. However, based on current projections, the Company currently anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.  The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement will be sufficient to fund the obligation to pay the Earnout Consideration.  The amount of the Earnout Consideration will be charged to goodwill.

2.             2005 Credit Agreement – Effective June 28, 2005 through March 13, 2006

The Company and certain of its domestic wholly-owned subsidiaries party thereto (the “Specified Subsidiaries”), entered into a $105.0 million credit agreement dated as of June 28, 2005, and amended as of August 4 and October 11, 2005 (the “2005 Credit Agreement”), with LaSalle Bank National Association and other lenders. Unless otherwise specified herein, capitalized terms used but undefined herein shall have the meanings ascribed to them in the 2005 Credit Agreement.

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

The principal of Term Loan A was due in equal monthly installments of approximately $0.2 million (subject to reduction by prepayments), to be made on the last day of each month (commencing July 31, 2005).  As of December 31, 2005, the interest rate on the base rate loan was 7.5% and the LIBOR Loan was 5.98%.

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

The 2005 Credit Agreement contained certain financial covenants and certain restrictions on the payment of dividends and the Earnout Consideration.    As of December 31, 2005, the Company was not in compliance with the “Total Debt to EBITDA Ratio” covenant in the 2005 Credit Agreement.  However,

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

because the Company completed the LaSalle Refinancing on March 14, 2006, the long-term debt at December 31, 2005 was classified as long-term.

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

See the 2005 10-K for additional detail regarding the 2005 Credit Agreement and a predecessor facility.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	September 30, 2006	December 31, 2005
MAM distribution agreement and relationship	Indefinite life	$10,400	$10,400
Sassy trade name	Indefinite life	7,100	7,100
Applause trade name	Indefinite life	7,646	7,646
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
Other intangible assets	4.7 years	64	53
		$61,610	$61,599

Other intangible assets as of September 30, 2006 and December 31, 2005 include Kids Line and Sassy non-compete agreements, which are being amortized over four and five years, respectively, and a patent.  Amortization expense was $19,000 and $288,000 for the first nine months of 2006 and 2005, respectively.

All of the Company’s goodwill and indefinite life intangibles, except for the Applause tradename, are in the infant and juvenile segment, and resulted from the 2002 and 2004 acquisitions of Sassy, Inc. and Kids Line LLC, respectively.  There were no changes to the carrying amount of goodwill during the nine months ended September 30, 2006.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — DIVIDENDS

No cash dividends were paid during the three and nine months ended September 30, 2006.  No cash dividends were paid during the three months ended September 30, 2005 and $2.1 million of dividends were paid during the nine months ended September 30, 2005.  See Note 5 for a discussion of dividend restrictions imposed by the Company’s senior bank facilities.

NOTE 8 — RESTRUCTURING AND RELATED COSTS

In November 2005, the Company continued restructuring efforts with respect to its domestic gift business to reduce expenses, right-size the infrastructure consistent with current business levels and re-align domestic gift operations to better meet the needs of different distribution channels.  During the first nine months of 2006, in accordance with its November 2005 restructuring plan, the Company recorded a $0.7 million restructuring charge related to severance costs of employees at its Petaluma, California distribution center, which closed in the second quarter of 2006, and the reduction of additional sales staff and operational support positions in the U.S. Gift business.  In addition, in connection with the PIP implementation (discussed in detail in Item 2 below), the Company recorded a restructuring charge of an aggregate of approximately $3.4 million in the nine months ended September 30, 2006 attributable to the downsizing of its operations under its PIP, which was comprised primarily of employee severance costs.  The Company also incurred a one time charge of $1.3 million during the three months ended September 30, 2006, in connection with the relocation of its distribution facility in the United Kingdom, primarily related to the write-off of fixed assets and moving costs.  See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results or Operations — Overview.”

The Company reassesses the reserve requirements under the restructuring efforts at the end of each reporting period.  A rollforward of the restructuring accrual is set forth below (in thousands):

	Employee	Facility
	Separation	Exit Costs	Total
Balance @ 12/31/05	$1,731	$131	$1,862
2006 Provision	4,087	—	4,087
Less Payments	4,419	41	4,460
Balance @ 9/30/06	$1,399	$90	$1,489

NOTE 9 — SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments: (i) the Company’s gift business and (ii) the Company’s infant and juvenile business, which includes Sassy, Inc. and Kids Line, LLC.  This segmentation of the Company’s operations reflects how management currently views the results of operations.  There are no inter-segment revenues to eliminate.  Corporate assets and overhead expenses are included in the gift segment.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gift:
Net sales	$43,412	$50,303	$112,603	$116,977
Selling, general and administrative expenses (a) (b)	19,240	25,432	68,676	76,029
Operating loss (c)	(3,932)	(4,269)	(26,345)	(24,587)
Other income	3	12	135	147
Depreciation and amortization	1,114	1,270	3,435	4,317
Loss before income tax expense	$(3,929)	$(4,257)	$(26,210)	$(24,440)

Infant and juvenile:
Net sales	$34,732	$32,934	$108,590	$99,019
Selling,general and administrative expenses (b)	6,535	4,504	16,128	13,802
Operating income	7,463	8,927	28,543	25,767
Other expense	1,701	1,452	8,724	13,183
Depreciation and amortization	200	209	624	696
Income before income tax expense	$5,762	$7,475	$19,819	$12,584

Consolidated:
Net sales	$78,144	$83,237	$221,193	$215,996
Selling, general and administrative expenses	25,775	29,936	84,804	89,831
Operating income	3,531	4,658	2,198	1,180
Other expense	1,698	1,440	8,589	13,036
Depreciation and amortization	1,314	1,479	4,059	5,013
Income (loss) before income tax expense	$1,833	$3,218	$(6,391)	$(11,856)

(a)             Selling, general and administrative expense for the gift segment includes: (i) for the three months ended September 30, 2006 and 2005, $0.5 million and $0.9 million, respectively, of restructuring costs (ii) for the nine months ended September 30, 2006 and 2005, $4.1 million and $1.3 million, respectively, of restructuring costs and (iii) for the three and nine months ended September 2006, $1.3 million and $3.8 million, respectively of other special charges incurred in connection with the development of the 2006 PIP.

(b)            Selling, general and administrative expenses for the three and nine months ended September 30, 2006 for the gift segment were reduced by a $1.5 million infant and juvenile segment reimbursement for corporate overhead costs.  This offset to the gift segment expenses is eliminated in consolidation with the corresponding $1.5 million charge to selling, general & administrative expenses of the infant and juvenile segment.

(c)             Operating loss for the gift segment is impacted by charges recorded in cost of sales, including: (i) for the three months ended September 30, 2006 and 2005, $2.4 million and $0.2 million, respectively, and (ii) for the nine months ended September 30, 2006 and 2005, $3.0 million and $0.3 million.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total assets of each segment were as follows :

(Dollars in thousands)	September 30, 2006	December 31, 2005
Gift	$107,062	$129,721
Infant and juvenile	195,255	199,240
Total	$302,317	$328,961

Concentration of Risk

As disclosed in the 2005 10-K, approximately 89% of the Company’s purchases are attributable to manufacturers in the People’s Republic of China.  The supplier accounting for the greatest dollar volume of purchases accounted for approximately 16% and the five largest suppliers accounted for approximately 40% in the aggregate.  The Company utilizes approximately 130 manufacturers in Eastern Asia and believes that there are many alternative manufacturers and sources of raw materials for the Company’s products.  As a result, the Company does not believe there is a concentration of risk associated with any significant manufacturing relationship.  See Item 1A, “Risk Factors”, of the 2005 10-K.

With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 19.3% and 23.1%, respectively, of the Company’s consolidated net sales during the three and nine month periods ended September 30, 2006, and 18.1% and 21.6%, respectively, during the three and nine months periods ended September 30, 2005.

NOTE 10 — FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At September 30, 2006, the Company’s forward contracts have expiration dates which range from one to six months.

The Company accounts for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the Consolidated Statements of Operations. As of September 30, 2006, net unrealized gains of $15,000 relating to forward contracts are included in other current assets and as of December 31, 2005, unrealized losses of $0.16 million are included in accrued expenses in the Consolidated Balance Sheets.

The Company has forward contracts to exchange British pounds sterling, Canadian dollars and Australian dollars for United States dollars with notional amounts of $5.1 million and $3.3 million as of September 30, 2006 and December 31, 2005, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $2.3 million and $6.4 million as of September 30, 2006 and December 31, 2005, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

NOTE 11 — COMPREHENSIVE INCOME / (LOSS)

Comprehensive Income / (Loss), representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income (loss) for the three and nine months ended September 30, 2006 and 2005 as follows:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Net income (loss)	$256	$(8,606)	$(10,710)	$(16,493)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	808	233	2,040	(3,113)
Net unrealized gain on foreign currency forward exchange contracts and other	—	(57)	—	358
Other comprehensive income (loss)	808	176	2,040	(2,755)
Comprehensive income (loss)	$1,064	$(8,430)	$(8,670)	$(19,248)

NOTE 12 — CONTINGENCIES AND COMMITMENTS

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to its business, as plaintiff or defendant.  In the opinion of management, the amount of ultimate liability with respect to such actions that are currently pending will not materially adversely affect the consolidated results of operations, financial condition or cash flows of the Company.

In connection with the Company’s purchase of Kids Line LLC, the aggregate purchase price includes a payment of Earnout Consideration as more fully described in Note 4.  The Company cannot currently determine the amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on current projections, the Company currently anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.

The Company enters into various license agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  All license agreements other than the agreement with MAM Babyartikel GmbH (which has a remaining term of five years), are for three year terms with extensions agreed to by both parties.  Several of these license agreements require prepayments of certain minimum guaranteed royalty amounts.  The amount of minimum guaranteed royalty payments with respect to all license agreements aggregates $6.6 million, of which $1.7 million remained unpaid at September 30, 2006, substantially all of which is due prior to December 31, 2007.  During 2005, the Company recorded a charge to cost of sales of $2.3 million against these royalty prepayments for amounts that management believes will not be realized, and during the three months ended September 30, 2006, the Company recorded an additional $750,000 charge associated with these minimum guaranteed royalties.

During 2002, Russ Berrie (UK) Limited entered into a lease with a related party for warehousing space with a 20 year term.  During August 2006, Russ Berrie (UK) entered into an agreement, which closed on October 31, 2006, whereby Russ Berrie (UK) agreed to vacate and cancel its lease prior to the expiration of the stated term.  Russ Berrie (UK) subsequently entered into a new third party lease for appropriately smaller space with a term of 10 years.  In connection with these transactions, the Company recorded a charge of $1.3 million primarily related to the write off of fixed assets and moving costs.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The Company is currently assessing the potential impact, if any, on the implementation of SAB 108 on the Company’s financial statement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended (the “2005 10-K”), as well as the Company’s Quarterly Report on Form 10-Q for each of the periods ended March 31, 2006 and June 30, 2006.

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

The Company’s revenues are primarily derived from sales of its products in its gift and infant and juvenile business segments.  For the three and nine month periods ended September 30, 2006, gift segment sales accounted for 55.6% and 50.9%, respectively, and infant and juvenile segment sales accounted for 44.4% and 49.1%, respectively, of the Company’s consolidated net sales.

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

Despite significant cost reductions achieved by this multi-pronged approach, through much of 2005, the Company had achieved only limited success in reversing the challenges facing its gift business and the industry in general.  As a result, in November 2005, the Company commenced the implementation of a restructuring of its domestic gift business designed to “right size” the infrastructure consistent with existing business levels and re-align domestic gift operations to better meet the needs of different distribution channels.  The November 2005 restructuring included the elimination of approximately 90 positions, a reduction in the number of gift products sold by the Company, and the closure of the Company’s distribution center in Petaluma, California.  These actions resulted in (i) a pre-tax restructuring charge in 2005 of approximately $1.4 million, (ii) an inventory write-down of $4.2 million charged to cost of sales in the fourth quarter of 2005 and (iii) $0.7 million of restructuring charges during the first half of 2006 related to severance costs.  Severance payments to employees impacted by the November 2005 restructuring will continue through the end of 2006, although such payments will not impact the Company’s results of operations, as they were reflected in the restructuring charges noted above.

As an expansion of its November 2005 restructuring and ongoing analysis, in 2006, the Company commenced the development and phased implementation of a Profit Improvement Program (“PIP”) with respect to its global gift business.  The PIP involves the analysis and re-evaluation of key operational aspects of the Company’s gift business and has been designed to help enable the Company to return its gift business to a sustainable level of profitability.  The PIP’s focus is the reengineering of the manner in which the gift segment operates and reduction of the size of the gift business by focusing on the most profitable products, customers and territories as a means of providing a platform for potential profitable growth in the future.  The scope of the PIP is broad and significant and may cause losses to our business that we cannot predict, including a loss of gift segment sales.  Implementation of the PIP has and may continue to result in the recognition of certain restructuring charges and the incurrence of related severance obligations.  The Company may also be required to make certain investments to generate the efficiencies and focus on profitable operations that the PIP is designed to achieve.   See Item 1A, “Risk Factors”, and “Liquidity and Capital Resources” in the Company’s 2005 10-K for further information regarding the PIP.

The Company had retained the services of an independent advisor to assist in the development of the PIP.  During the first half of 2006, the Company incurred consulting expense of approximately $2.5 million in connection with services provided by such advisor, which relationship was concluded at the end of June 2006.

As part of the PIP, the Company has (i) terminated its direct sales and distribution operations in France, Germany, Belgium and Holland, (ii) restructured certain of its sales and related operations in the U.K., (iii) relocated its distribution facility in the U.K. to a lower cost alternative and (iv) eliminated certain executive positions in its domestic gift segment.  As a result of these actions, the Company reduced headcount by an aggregate of 55 positions and recorded a restructuring charge of an aggregate of approximately $3.4 million in the nine months ended September 30, 2006, primarily related to employee severance costs.  The Company also incurred a one-time charge of $1.3 million during the three months ended September 30, 2006 in connection with the aforementioned relocation of its United Kingdom distribution facility, primarily related to the write-off of fixed assets and moving costs.  The Company anticipates that it will establish alternative means of reaching certain customers in the countries where it has terminated direct sales and distribution efforts, including through the use of independent sales representatives or distributors.  However, the Company anticipates that its aggregate sales from France, Germany, Belgium and Holland may be reduced by approximately $6.0 million on an annualized basis as a result of these actions, at least for the near term.

As a result of the November 2005 restructuring and the 2006 PIP, management believes that future  expenses will be reduced by approximately $22 million on an annualized basis, the full year effect of which is expected to be recognized in fiscal 2007.  Although initial implementation of the PIP has been largely completed, there are certain additional initiatives that have been identified by management but which have not commenced pending a final determination by management of whether their implementation would be appropriate or desirable.  As a result, a description of further courses of action, the estimated completion date of the PIP’s implementation and estimates of the range of additional charges to be incurred or other expenditures required in connection therewith cannot be determined at this time.

SEGMENTS

The Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The Company’s consolidated net sales for the three months ended September 30, 2006 decreased 6.1% to $78.1 million compared to $83.2 million for the three months ended September 30, 2005 as a result of a decrease in its gift business, partially offset by growth in its infant and juvenile segment.

The Company’s gift segment net sales for the three months ended September 30, 2006 decreased 13.7% to $43.4 million compared to $50.3 million for the three months ended September 30, 2005, primarily as a result of significant reductions in sales force personnel and product line rationalizations resulting from implementation of portions of the PIP.  Net sales in the Company’s gift segment were favorably impacted by foreign exchange rates by approximately $0.9 million for the three months ended September 30, 2006.  The Company’s infant and juvenile segment net sales for the three months ended September 30, 2006 increased 5.5% to $34.7 million compared to $32.9 million for the three months ended September 30, 2005.  This increase is primarily attributable to sales growth in the Company’s Kids Line subsidiary.

Consolidated gross profit was 37.5% of consolidated net sales for the three months ended September 30, 2006 as compared to 41.6% of consolidated net sales for the three months ended September 30, 2005.  Gross profit for the Company’s gift segment was 35.3% of net sales for such segment for the three months ended September 30, 2006, as compared to 42.1% of net sales for the three months ended September 30, 2005.  The decline in the consolidated gross profit percentage is primarily due to close-out sales related to the elimination of certain gift segment product lines in connection with the implementation of the PIP, as well as competitive pricing pressure and sales channel mix.  In addition, the Company recorded an inventory write-down of $1.2 million in connection with its PIP, which write-down was charged to the gift segment cost of sales.  Gross profit for the Company’s infant and juvenile segment was relatively flat at 40.3% of net sales for the three months ended September 30, 2006, as compared to 40.8% of net sales for the three months ended September 30, 2005.

Consolidated selling, general and administrative expense was $25.8 million, or 33.0% of consolidated net sales, for the three months ended September 30, 2006, compared to $29.9 million, or 36.0% of consolidated net sales, for the three months ended September 30, 2005.  Selling, general and administrative expense in the Company’s gift segment decreased by approximately $6.2 million to $19.2 million in the third quarter of 2006 from $25.4 million in the prior year period.  This decrease is primarily the result of ongoing expense reductions in the gift segment due to 2005 and 2006 restructuring activities.  These decreases were partially offset by charges of $0.5 million associated with the restructuring activities in Europe and $1.3 million in connection with the relocation of the Company’s distribution facility in the U.K in the gift segment, as well as an increase of $2.0 million in the Company’s infant and juvenile segment. Selling, general and administrative expenses in the 2006 period for the gift segment include a contribution toward corporate overhead from the infant and juvenile segment of $1.5 million, which amount was charged to the infant and juvenile segment and credited to the gift segment.

Consolidated other expense was $1.7 million for the three months ended September 30, 2006 compared to $1.4 million for the three months ended September 30, 2005.  This $0.3 million increase is primarily the result of higher financing costs in the infant and juvenile segment in 2006.

Income tax expense for the three months ended September 30, 2006 was $1.6 million compared to $11.8 million for the three months ended September 30, 2005.  The Company recorded a domestic income tax expense of approximately $1.0 million for the three months ended September 30, 2006 and 2005 primarily related to the deferred tax liability associated with tax amortization of intangible assets relating to the Kids Line, Sassy, and Applause acquisitions.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset against the Company’s deferred tax assets.  The Company has recorded full valuation allowances against these deferred tax assets as management believes it is more likely than not that these net deferred tax assets will not be realized.  The Company recorded approximately $0.6 million of foreign tax expense related to profitable operations in Canada, Hong Kong, and Australia for the three months ended September 30, 2006.  For the three months ended September 30, 2005, income tax expense was $11.8 million primarily related to the reversal of income tax benefits recorded in the first six months of 2005, and a decision to record significant valuation allowances against the Company’s deferred tax assets associated with domestic and foreign NOL’s, contribution carryforwards, and foreign tax credit carryforwards, as management believed it was more likely than not that these deferred tax assets would not be realized.

As a result of the foregoing, consolidated net income for the three months ended September 30, 2006 was $0.3 million, or $0.01 per diluted share, compared to consolidated net loss of $8.6 million, or $0.41 per diluted share, for the three months ended September 30, 2005.

RESULTS OF OPERATIONS— NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The Company’s consolidated net sales for the nine months ended September 30, 2006 increased 2.4% to $221.2 million compared to $216.0 million for the nine months ended September 30, 2005 as a result of sales growth in its infant and juvenile segment.

The Company’s gift segment net sales decreased 3.7% for the nine months ended September 30, 2006 to $112.6 million compared to $117.0 million for the nine months ended September 30, 2005, primarily as a result of significant reductions in sales force personnel and product line rationalizations as provided in the PIP.  Net sales in the Company’s gift segment were favorably impacted by foreign exchange rates by approximately $0.4 million for the nine months ended September 30, 2006.  The Company’s infant and juvenile segment net sales for the nine months ended September 30, 2006 increased 9.7% to $108.6 million compared to $99.0 million for the nine months ended September 30, 2005.  This increase is primarily attributable to sales growth in the Company’s Kids Line subsidiary.

Consolidated gross profit was 39.3% of consolidated net sales for the nine months ended September 30, 2006 as compared to 42.1% of consolidated net sales for the nine months ended September 30, 2005.  Gross profit for the Company’s gift segment was 37.6% of net sales for such segment for the nine months ended September 30, 2006 as compared to 44.0% of net sales for the nine months ended September 30, 2005.  The decline in the consolidated gross profit percentage is primarily due to close-out sales related to the elimination of certain product lines in connection with the implementation of the PIP, as well as competitive pricing pressure and sales channel mix in the gift segment.  In addition, in the third quarter of 2006, the Company recorded an inventory write-down of $1.2 million in connection with its PIP.  Gross profit for the Company’s infant and juvenile segment was 41.1% of net sales for such segment for the nine months ended September 30, 2006, as compared to 40.0% of net sales for the nine months ended September 30, 2005.

Consolidated selling, general and administrative expense was $84.8 million, or 38.3% of consolidated net sales, for the nine months ended September 30, 2006 compared to $89.8 million, or 41.6% of consolidated net sales, for the nine months ended September 30, 2005.  Selling, general and administrative expense in the Company’s gift segment decreased by $7.4 million to $68.7 million in the first nine months of 2006 from $76.0 million in the prior year period.  Included in the gift segment selling, general and administrative expense in the first nine months of 2006 was $4.1 million in charges associated with the restructuring activities in the U.S. and European gift divisions, $1.3 million in costs associated with the relocation of the Company’s distribution facility in the U.K. and $2.5 million of consulting costs incurred in connection with the development of the PIP.  These charges were offset by ongoing expense reductions in the gift segment as a result of 2005 and 2006 restructuring activities.

Consolidated other expense was $8.6 million for the nine months ended September 30, 2006 compared to $13.0 million for the nine months ended September 30, 2005, a decrease of $4.4 million.  The decrease in 2006 is primarily attributable to lower interest expense as a result of the LaSalle Refinancing as well as lower overall borrowings.  Additionally, during the nine months ended September 30, 2006, the Company wrote off $2.5 million of deferred financing costs and paid a $1.3 million early termination fee related to its refinancing of the 2005 Credit Agreement as compared to $4.8 million written off during the nine months ended September 30, 2005 which resulted from the termination of the Financing Agreement.

Income tax expense for the nine months ended September 30, 2006 was $4.3 million compared to $4.6 million for the nine months ended September 30, 2005.  The Company recorded a domestic income tax expense of approximately $3.2 million for the nine months ended September 30, 2006 and 2005 primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy, and Applause acquisitions.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore can not be offset by the Company’s deferred tax assets.  The Company has recorded full valuation allowances against these deferred tax assets as management believes it is more likely than not that these net deferred tax assets will not be realized.  The Company recorded approximately $1.1 million of foreign tax expense related to profitable operations in Canada, Hong Kong, and Australia for the nine months ended September 30, 2006 versus $0.9 million for the nine months ended September 30, 2005.

As a result of the foregoing, consolidated net loss for the nine months ended September 30, 2006 was $10.7 million, or $0.51 per diluted share, compared to consolidated net loss of $16.5 million, or $0.79 per diluted share, for the nine months ended September 30, 2005.

 Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that it will able to fund its capital requirements for 2007 from such sources. In addition, subject to the discussion below under “Kids Line and Related Financing” with respect to the Earnout Consideration and the Company’s continued compliance with the financial covenants included in its 2006 Credit Agreements (defined below), the Company believes that cash flows from operations and future borrowings will be sufficient to fund its operating needs for at least the next 12 months.

As of September 30, 2006, the Company had cash and cash equivalents of $11.2 million, compared to $28.7 million at December 31, 2005.  This reduction of approximately $17.5 million was primarily related to the repayment of debt and a decrease in accounts payable, partially offset by a reduction in inventory.  As of September 30, 2006 and December 31, 2005, working capital was $74.6 million and $71.5 million, respectively.

Cash and cash equivalents decreased by approximately $17.5 million during the nine months ended September 30, 2006, compared to a decrease of $43.5 million during the nine months ended September 30, 2005.  The decrease during the nine months ended September 30, 2006 was primarily a result of the factors described in the preceding paragraph.  The decrease during the nine months ended September 30, 2005 was primarily due to the payment of debt related to the termination of the Financing Agreement partially offset by proceeds from the 2005 Credit Agreement, proceeds from the sale of assets in the UK and Hong Kong during the first quarter of 2005, the previously recorded US Federal tax refund received in the second quarter of 2005, and collections of accounts receivable.  Net cash provided by operating activities was approximately $2.0 million during the nine months ended September 30, 2006, compared to net cash provided by operating activities of approximately $16.6 million during the nine months ended September 30, 2005.  The decrease of $14.6 million was due primarily to the 2006 payment of debt of approximately $15.3 million, the release of restricted cash in the 2005 period that was used toward repayment of the 2004 term loan, partially offset by amortization of the deferred gain on the sale and leaseback of the Canadian facility in 2006.  Net cash used in investing activities was approximately $2.8 million for the nine months ended September 30, 2006, compared to net cash provided by investing activities of approximately $8.0 million for the nine months ended September 30, 2005.  The reduction of $10.8 million was due primarily to proceeds from the sale of assets in the first quarter of 2005.  Net cash provided by financing activities was approximately $16.7 million for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $65.6 million for the nine months ended September 30, 2005.  The reduction of $48.9 million was due primarily to higher debt repayment in the first quarter of 2005, which included required prepayments of the 2004 term loan in the amount of $20.0 million as well as the Company’s ability to sustain lower borrowings in 2006.

Kids Line and Related Financing

On March 14, 2006, as amended on April 11, 2006 (to clarify the application of a financial covenant) and August 8, 2006, the Company refinanced its credit facility and entered into separate Credit Agreements for each of its operating segments.  All of the prior debt outstanding on March 14, 2006,  together with fees and expenses associated with the transaction, was refinanced by drawing down approximately $79.7 million under the Infantline Credit Agreement (described below), including the full amount of the $60.0 million Term Loan and $19.7 million of the Infantline Revolver.  At September 30, 2006, the Company had $55.5 million outstanding under the Infantline Credit Agreement, reflecting repayments of the Infantline Revolver and the Term Loan in the amounts of $18.9 million and $5.3 million, respectively.  As of September 30, 2006, the outstanding balance on the Giftline Revolver was $4.6 million and the balance on the outstanding Canadian Revolver (see Section 1.C below) was $1.1 million.

Background.  The Company purchased all of the outstanding equity interests and warrants in Kids Line (the “Purchase”) in accordance with the terms and provisions of a Membership Interest Purchase Agreement

(the “Purchase Agreement”) executed as of December 15, 2004. At closing, the Company paid approximately $130.5 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement, however, also includes the potential payment of the Earnout Consideration, which is defined as 11.724% of the Agreed Enterprise Value of Kids Line as of the last day of the three year period ending November 30, 2007 (the “Measurement Period”). The Earnout Consideration shall be paid as provided in the Purchase Agreement (approximately the third anniversary of the Closing Date). The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The Company cannot currently determine the amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on current projections, the Company currently anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period. The amount of the Earnout Consideration will be charged to goodwill if and when it is earned. The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement will be sufficient to fund the  payment of the Earnout Consideration (and that such payment will be permitted under the Infantline Credit Agreement),  however there can be no assurance that unforeseen events or changes in our business would not have a material adverse impact on our ability to pay the Earnout Consideration and therefore on our liquidity.

The Kids Line acquisition was financed with the proceeds of a term loan under a financing agreement (the “Financing Agreement”), which is described in further detail in the Current Report on Form 8-K filed by the Company with the SEC on December 22, 2004.  The Financing Agreement was subsequently replaced by the 2005 Credit Agreement and the 2005 Canadian Credit Agreement (as defined below), which are described in further detail in Note 5 above and in the Current Report on Form 8-K filed by the Company with the SEC on July 5, 2005.

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

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc. (“Newco”), to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and infant and juvenile business, respectively.  The Assignment transaction reinforces the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct.  There are no cross-default provisions between the Infantline Credit Agreement and Giftline Credit Agreement (described below).

Infantline Credit Agreement.  On March 14, 2006, Kids Line and Sassy (the “Infantline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (the “Infantline Credit Agreement”).  Unless otherwise specified herein, capitalized terms used but undefined in Note 5 Section 1.A this section shall have the meanings ascribed to them in the Infantline Credit Agreement.

The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  The Infantline Borrowers drew down approximately $79.7 million under the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing.  As of September 30, 2006, the outstanding balance on the Revolving Loan was $0.75 million and the outstanding balance on the Term Loan was $54.8 million.  The Infantline loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin ranges from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.

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

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.  As of September 30, 2006, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

Giftline Credit Agreement.  Also on March 14, 2006 as amended on April 11, 2006 (to clarify the application of a financial covenant) and August 8, 2006, Newco and other specified wholly-owned domestic subsidiaries of the Company (collectively, the (discussed below) “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”).  Unless otherwise specified herein, capitalized terms used but undefined in this section shall have the meanings ascribed to them in the Giftline Credit Agreement.

The Giftline Credit Agreement contemplates the potential inclusion of additional lenders subsequent to the initial closing, which as of September 30, 2006 has not occurred, and a simultaneous increase in the commitment, and the facility consists of a revolving credit loan commitment (a) before such commitment is increased, if at all, in an amount equal to the Borrowing Base minus amounts outstanding under the Canadian Credit Agreement (as defined below) and (b) after such commitment is increased, if at all, in an amount equal to the lesser of (i) $25.0 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million.   The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory and, as of September 30, 2006, the Borrowing Base, inclusive of the Borrowing Base provided under the Canadian Credit Agreement, was approximately $7.9 million.  The Giftline Borrowers did not draw down on the Giftline Revolver on the Closing Date.  All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.  The balance of the Giftline Revolver was $4.6 million at September 30, 2006.  The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option, plus a margin of 2.75% for LIBOR Loans and 1.25% for Base Rate Loans.  Interest is due and payable in the same manner as with respect to the Infantline Loans.

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement.  The Giftline Credit Agreement contains the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ending March 31, 2008).  In addition, at any time after December 31, 2007 in respect of which the Fixed Charge Coverage Ratio for the Computation Period ending as of the Fiscal Quarter end most recently preceding such date was less than 1.00:1.00, the aggregate amounts outstanding under the Giftline Credit  Agreement and the Canadian Loan Agreement may not exceed $10.0 million.  As of September 30, 2006, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.  On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ended September 30, 2006.

As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”).  Russ Berrie and Company, Inc. (“RB”), a corporate holding company, executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release the Company from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan.  In connection with the release of the Company from the Canadian Guaranty, Newco executed an unsecured Guarantee (the “Newco Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.  The outstanding balance under the Canadian Revolving Loan as of September 30, 2006 was $1.12 million which reduces availability under the Giftline Credit Agreement by a corresponding amount.

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

As a result of the LaSalle Refinancing, the obligation to pay the Earnout Consideration pursuant to the Kids Line acquisition is no longer the obligation of RB, but the joint and several obligations of the Infantline Borrowers.  With respect to the Earnout Consideration, the Infantline Borrowers will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, (i) Excess Revolving Loan Availability will equal or exceed $3.0 million and (ii) no violation of the Infantline Financial Covenants would then exist, or would, on a pro forma basis, result therefrom.

The Company’s ability to maintain compliance with the financial covenants under the 2006 Credit Agreements is dependent, particularly in the case of the Giftline Credit Agreement, upon the successful implementation of the PIP described under “Overview” above and current operational plans.  Based on these plans and management’s current projections, management believes that the Company will remain in compliance with the financial covenants in the 2006 Credit Agreements at least through September 30, 2007.  However, in the event that the Company is unable to successfully implement the key elements of the PIP and current operational plans, there can be no assurance that the Company will remain in compliance with such financial covenants, particularly the financial covenants in the Giftline Credit Agreement.

Other Events and Circumstances Pertaining to Liquidity

In the event that additional initiatives related to the PIP are determined to be implemented, certain significant restructuring charges may be recognized and related severance obligations incurred.  As the determination to implement any or all such initiatives has not yet been made, estimates of the range of any additional charges or other related expenditures cannot be determined at this time.  In addition to the $15.0 million anticipated cost savings as a result of the November 2005 restructuring, the PIP initiatives that have been implemented to date are expected to result in additional savings of approximately $7.0 million annually.  See “Overview” above for a more detailed description of the PIP and the restructuring activities undertaken in 2005 and 2006.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.

The Company is dependent upon information technology systems in many aspects of its business. In 2002, the Company commenced a global implementation of an Enterprise Resource Planning (“ERP”) system for its gift businesses.  During 2003 and continuing into 2004, certain of the Company’s international gift subsidiaries began to phase-in aspects of the new ERP system.  In late 2005, the Company began to explore alternative global information technology systems for its gift business that could provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system.  As a result of this review, all remaining international implementations were placed on hold pending a decision on whether or not to replace the current ERP system.  The Company expects to make a decision on whether to replace its current ERP system during fiscal 2007.

Effective December 28, 2005, the Company amended all outstanding stock option agreements such that all options with exercise prices in excess of the market price for the Company’s common stock at the close of business on December 28, 2005 became fully vested and immediately exercisable at the close of business on December 28, 2005.  Because these options were priced above the then current market price on December 28, 2005, the acceleration of vesting of these options did not result in the recognition of any compensation expense, although such action enabled the Company to avoid future compensation expense which would have been required by SFAS 123(R) (described in Note 2 of Notes to Unaudited Consolidated Financial Statements) of approximately $1.6 million (pre-tax) in 2006 and $3.7 million (pre-tax) in subsequent years through 2010.

In March 1990, the Board of Directors authorized the Company to repurchase an aggregate of up to 7.0 million shares of common stock. As of December 31, 2005, 5.6 million shares have been repurchased since the beginning of the Company’s stock repurchase program. The Company did not repurchase any shares pursuant to this program or otherwise during fiscal 2005 or through the first nine months of 2006.  The 2006 Credit Agreements impose certain limitations on the ability of the Company to repurchase shares.

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

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of September 30, 2006 and the future periods in which such obligations are expected to be settled in cash (dollars in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating Lease Obligations	$42,107	$1,723	$6,550	$5,946	$5,381	$4,678	$17,829
Purchase Obligations(1)	$39,570	$39,570	$—	$—	$—	$—	$—
Debt Repayment Obligations(2)	$61,256	$8,756	$9,000	$11,500	$14,500	$15,000	$2,500
Royalty Obligations	$1,678	$313	$1,295	$70	$—	$—	$—
Total Contractual Obligations	$144,611	$50,362	$16,845	$17,516	$19,881	$19,678	$20,329

(1)   The Company’s purchase obligations consist of purchase orders for inventory.

(2)             Reflects repayment obligations under the 2006 Credit Agreements.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the 2006 Credit Agreements, including provisions that create, increase and/or accelerate obligations thereunder.

Off Balance Sheet Arrangements

As of September 30, 2006, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2005 10-K, other than the termination if the EDA Obligations described in Note 5 to Notes to Unaudited Consolidated Financial Statements.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The Company is currently assessing the potential impact, if any on the implementation of SAB 108 on the Company’s financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, operating results, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.   Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors”, of the 2005 10-K.  The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the 2005 10-K. The market risk associated with long-term debt has changed as a result of the termination of the 2005 Credit Agreement and the execution of the 2006 Credit Agreements, as is more fully described in Note 5 of Notes to Unaudited Consolidated Financial Statements.  The interest applicable to the 2006 Credit Agreements is based upon (i) the LIBOR Rate and (ii) the Base Rate (each as defined in the 2006 Credit Agreements), plus an applicable margin.  At September 30, 2006, a sensitivity analysis to measure potential changes in applicable interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $0.6 million annually, based upon the level of debt at September 30, 2006.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the interest rates applicable to the loans under the 2006 Credit Agreements.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2006.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent Forms 10-Q, the Company did not maintain sufficient personnel resources with the requisite technical accounting and financial reporting expertise to: affect a timely financial closing process; sufficiently address non- routine and or complex accounting issues that arise from time to time in the course of the Company’s operations; and effectively prepare timely account reconciliations and analysis.  This lack of sufficient personnel resources with the requisite technical accounting and financial reporting expertise resulted in: material errors in the classification of long-term debt and income tax expense; errors in equity accounts, inter-company accounts, depreciation expense, inventory, and foreign currency transactions; and material omissions of disclosures in the Company’s preliminary 2005 consolidated financial statements.  The foregoing led management to conclude as of December 31, 2005 that the Company’s disclosure controls and procedures were not effective and resulted in management concluding that a material weakness existed.  The Company’s management, which includes the Chief Executive Officer and the Chief Financial Officer, have dedicated resources to assess the issues that gave rise to the aforementioned material weakness.  As of the date of this filing, the remediation initiatives management has implemented include:

•                  Reorganizing the reporting structure and responsibilities of the employees within the Finance Department;

•                  Hiring additional qualified staff members including a senior level individual with the required technical and financial reporting expertise;

•                  Implementing changes in the senior level management of the Finance Department;

•                  Implementing time lines and strengthen internal reviews of reporting packages from the Company’s operating units; and

•                  Improving the timeliness of reporting to management and in meeting external reporting requirements in a timely manner.

As of the date of this filing, the remediation of this material weakness has been completed.  We have implemented all the remediation initiatives outlined above, which we believe are sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2005 10-K.

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

3.2 (q)	Amended and Restated By-Laws of the Company adopted October 5, 2006.

10.104

Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signature pages thereto. (incorporated by reference to the Current Report on Form 8-K filed August 14, 2006.)

10.105	Lease Agreement, dated August 8, 2006, between Erachange Limited and Russ Berrie (UK) Limited.

10.106

Agreement For the Sale and Purchase of Liberty House Bulls Copse Road Hounsdown Business Park Totton Southampton, SO40 9RB dated October 31, 2006, between Hounsdown, Inc., Russ Berrie (UK) Limited and Garmin (Europe) Limited.

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

RUSS BERRIE AND COMPANY, INC.
(Registrant)

	By	/s/ JAMES J. O’REARDON, JR.
Date: November 9, 2006		James J. O’Reardon, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.2 (q)	Amended and Restated By-Laws of the Company adopted October 5, 2006

10.104

Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signature pages thereto. (Incorporated by reference to the Current Report on Form 8-K filed August 14, 2006.)

10.105	Lease Agreement, dated August 8, 2006, between Erachange Limited and Russ Berrie (UK) Limited.

10.106

Agreement For the Sale and Purchase of Liberty House Bulls Copse Road Hounsdown Business Park Totton Southampton, SO40 9RB dated October 31, 2006, between Hounsdown, Inc., Russ Berrie (UK) Limited and Garmin (Europe) Limited.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.