Form 10-K
period 2006-12-31
RUSS BERRIE & CO INC
filed 2007-03-30
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2006 was $147 million.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 29, 2007, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	21,076,496

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal period covered by this report.

PART I

ITEM 1.                BUSINESS

General

Russ Berrie and Company, Inc. is a leading designer, importer, marketer and distributor of gift and infant and juvenile consumer products with annual net sales of $294.8 million in 2006. The Company currently operates in two segments: (i) its gift business and (ii) its infant and juvenile business. The term “Company” refers to Russ Berrie and Company, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

The Company’s gift segment designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and independent distributors. The Company’s gift products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad marketing of its products, efficient distribution, high product quality and commitment to customer service.

The Company’s infant and juvenile segment designs, manufactures through third parties and markets products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. The infant and juvenile segment consists of Sassy, Inc. (“Sassy”), acquired in 2002, and Kids Line LLC (“Kids Line”), acquired in 2004. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges.

The Company maintains a direct sales force and distribution network to serve its customers in the United States, Europe, Canada and Australia. In countries where the Company does not maintain a direct sales force and distribution network, the Company’s products are sold through independent sales agents and distributors. See Note 21 of Notes to Consolidated Financial Statements for information regarding segment and geographic information.

The Company’s global business strategy for 2006 focused on: (i) capitalizing on growth opportunities with respect to its infant and juvenile segment, particularly in international markets, as well as (ii) continued efforts to streamline its gift business, concentrating on more profitable product lines and creating operational efficiencies. The Company believes that it made substantial progress in successfully implementing this strategy during 2006. Specifically, revenues in the infant and juvenile segment continued to grow throughout the year, primarily as a result of new product development and increased distribution, particularly in international markets. With respect to its gift business, the Company renewed its focus on product categories where it believes it can command an authoritative position, and has made substantial progress in rejuvenating its product line. The Company has reduced the number of SKUs offered by its gift segment from approximately 13,000 to approximately 5,700 at the end of 2006, and approximately 70% of the product line developed for 2007 consists of new product introductions. In addition, the Company believes it has substantially completed its gift segment restructuring activities. During 2006, the Company developed and substantially implemented its Profit Improvement Program (“PIP”), which is described in more detail below, and as a result thereof, the Company believes that its gift segment infrastructure is now appropriately sized in light of the current gift retail environment. Since mid-2004, the Company has reduced its global gift segment operating expenses by approximately $40 million, with approximately $25 million of those reductions having been achieved since November 2005. The Company anticipates that the full year effect of these annualized expense reductions will be realized in fiscal 2007. Although the Company’s gift segment continues to face significant challenges, described more fully below, the Company believes that it has made substantial progress in repositioning the gift segment for future growth and profitability, although there can be no assurance that this will be the case.

For a discussion of the implementation of various Company business initiatives during 2006, see Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” under the captions “Overview” and “Results of Operations—Years Ended December 31, 2006 and 2005.”

The Company was founded in 1963 by the late Mr. Russell Berrie, and was incorporated in New Jersey in 1966. The Company’s common stock has been traded on the New York Stock Exchange under the symbol “RUS” since its initial public offering on March 29, 1984.

The Company maintains its principal executive offices at 111 Bauer Drive, Oakland, New Jersey, 07436, along with its flagship 18,000 square foot showroom, and also maintains satellite showrooms in Atlanta and Los Angeles, and internationally in Australia, Canada, England and Hong Kong. The Company’s wholly-owned subsidiaries are located worldwide with distribution centers situated in key locations in the United States, Canada, the United Kingdom and Australia. The Company’s telephone number is (201) 337-9000.

Products

Gift Segment.   The Company’s gift product line of approximately 5,700 products is marketed under the trade names and trademarks RUSS® and APPLAUSE®. The APPLAUSE® trade name was purchased on October 26, 2004, and serves as the Company’s brand platform for the mass market and licensed character products. The extensive gift line encompasses both seasonal and everyday products that focus on theme or concept groupings such as collectible heirloom bears, stuffed animals, wedding, anniversary and baby gifts, tabletop accessories and novelty greeting cards, including glass, porcelain and ceramic gifts and contemporary lifestyle gifts and accessories. Extensive seasonal lines include products for most major holidays.

Most of the Company’s gift products have suggested retail prices between $1.00 and $30.00. Product sales are highly diverse, and no single gift item represented more than 1% of the Company’s gift segment’s net sales in 2006 or 1% of the Company’s consolidated net sales in 2006.

In connection with the Company’s March 2006 bank refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc., (“U.S. Gift”) to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business. See Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” under the caption “Liquidity and Capital Resources” for a description of the transaction.

Infant and Juvenile Segment.   The Company’s infant and juvenile product line currently consists of approximately 3,700 products that principally focus on children of the age group newborn to two years, primarily under the trade names Sassy™ and Kids Line™. Kids Line™ products consist primarily of infant bedding and related nursery accessories such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art. Sassy™ has concept groupings such as bath toys and accessories, developmental toys, feeding utensils and bowls, pacifiers, bottles, bibs, soft toys, mobiles and feeders. Sassy benefits from United States distribution rights to certain baby soothing and comforting products from MAM Babyartikel GmbH, of Vienna, Austria, a developer and manufacturer of children’s products.

Most of the Company’s infant and juvenile businesses’ products have suggested retail prices between $1 and $150. Product sales are highly diverse, and no single infant and juvenile item represented more than 3% of the Company’s infant and juvenile segment’s net sales in 2006 or 1.5% of the Company’s consolidated net sales in 2006.

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

During 2005 and 2006, in connection with its restructuring, the Company refocused its gift segment product development efforts on categories where it commands an authoritative position, and reduced the number of stock-keeping units (SKUs) from approximately 13,000 to approximately 5,700. This significantly smaller and more focused product development effort is expected to generate significant product development efficiencies and has resulted in the introduction (or planned introduction) of a 2007 product line that consists of approximately 70% new products. In a more typical year, the Company would generally expect to replace approximately 40% of its product line with new product introductions.

The Company has approximately 94 employees, located in the United States and in Eastern Asia, responsible for its gift and infant and juvenile product development and design. Generally, a new design is brought to market in less than one year after a decision is made to produce the product. Sales of the Company’s products are, in large part, dependent on the Company’s ability to anticipate, identify and react quickly to changing consumer preferences and to effectively utilize its sales and distribution systems to bring new products to market.

The Company engages in market research and test marketing to evaluate consumer reactions to its products. Research into consumer buying trends often suggests new products. The Company assembles information from retail stores, the Company’s sales force, focus groups, industry experts and the Company’s internal Product Development department. The Company continually analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line.

Substantially all of the Company’s gift and infant and juvenile products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of the Company’s personnel. During 2006, approximately 87.4% of the Company’s products were produced in Eastern Asia, approximately 10.3% in Europe, approximately 1.3% in the United States and approximately 1.0% in other foreign countries. Purchases in the United States predominantly consist of displays, corrugated and retail packaging items and plastic feeding items.

The Company utilizes approximately 62 manufacturers in Eastern Asia, with facilities primarily in the People’s Republic of China (“PRC”). During 2006, approximately 87.3% of the Company’s dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

A significant portion of the Company’s staff of approximately 178 employees in Hong Kong, Korea, and in the cities of Shenzhen and Qingdao in the PRC, monitor the production process with responsibility for the quality, safety and prompt delivery of the Company’s products, as well as design, product development and compliance issues. Members of the Company’s Eastern Asia and U.S. product development staff make frequent visits to such manufacturers. Certain of the Company’s manufacturers sell exclusively to the Company. In 2006, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 20% of such purchases and the five largest suppliers accounted for approximately 48% in the aggregate. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials.

Marketing and Sales

The Company’s gift business products are marketed primarily through its own direct sales force of approximately 228 full-time employees as of December 31, 2006. The Company’s gift products are sold directly to retail customers in the United States and certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, department stores, military post exchanges and internet companies. In recent years, the Company has also expanded its distribution to national accounts, primarily through the use of its APPLAUSE® trademark as the mass market brand platform. During 2006, the Company sold gift products to approximately 33,300 customers worldwide.

During 2006, the Company commenced a program to expand its telemarketing department and develop a business-to-business website in order to cultivate new business from, and more efficiently service, smaller customers. The Company anticipates that its business-to-business website will be operational during the first half of 2007.

The Company’s infant and juvenile segment’s products are marketed through its own direct sales force of 13 full-time employees as of December 31, 2006 and through independent manufacturers’ representatives to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges. During 2006, the Company sold infant and juvenile products to approximately 1,400 customers worldwide. Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for approximately 20.0% of the consolidated net sales of the Company and approximately 39.4% of the net sales of the infant and juvenile segment during 2006. The loss of this customer, or the loss of certain other large customers of the infant and juvenile segment, could have a material adverse affect on the infant and juvenile segment and the consolidated results of the Company.

The Company’s products are sold under the RUSS®, RUSS® Baby, Sassy™, APPLAUSE®, and Kids Line™ brand names and under trademarks of licensed products.

The Company reinforces the marketing efforts of its sales force through an active promotional program, including showrooms, participation in trade shows, trade and consumer advertising and a program of seasonal and theme based catalogs.

Effective packaging and merchandising of its product lines are also very important to the Company’s marketing success. Many products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then recycled or discarded when all the products have been sold. The Company also provides to certain of its customers semi-permanent freestanding Lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company’s products at retail locations and assisting in maintaining dedicated retail space for the Company’s products.

Customer service is another essential component of the Company’s marketing strategy. The Company maintains a Customer Service Department that responds to customer requests, investigates and resolves problems and generally assists customers.

The Company’s general terms of sale are competitive with others in its industries. The Company provides extended payment terms to its gift segment’s customers, which typically do not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Easter and other seasonal items. The Company has a general policy that all sales are final.

During all or a portion of 2006, the Company also maintained a direct sales force and distribution network to serve its gift segment’s customers in England, Ireland, Spain, Canada and Australia. Where the Company does not maintain a direct sales force and distribution network, the Company’s gift segment products are sold worldwide through distributors. The Company’s consolidated foreign sales, including export sales from the United States, aggregated $76.1 million, $86.9 million, and $94.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with the implementation of the Company’s Profit Improvement Program (the “PIP”) during 2006, the Company evaluated and terminated the direct sales and distribution efforts in several European countries, including France, Germany, Belgium and Holland, and restructured certain of its sales operations in the U.K, Spain and Ireland. The Company believes it has established alternative means of reaching certain customers in the affected countries, including through the use of independent sales representatives or distributors. However, for 2006, the Company estimates that it experienced a sales decline of approximately $6 million due to these European restructuring efforts. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview.”

Distribution

The Company’s gift customers are located in the United States and throughout the world and are principally served through a U.S. distribution center in South Brunswick, New Jersey, and a European distribution center in Eastleigh, Hampshire (U.K.)  During the second quarter of 2006, the Company consolidated its domestic gift warehousing and distribution into the South Brunswick, New Jersey facility and closed its Petaluma, California distribution center. The Company also relocated its European distribution facility which serves all of Europe from Southampton, England to Eastleigh, Hampshire in the fourth quarter of 2006. The Company also maintains distribution facilities in the Toronto, Canada area and in the Sydney, Australia area, to serve its gift customers in Canada and Australia, respectively. The Company generally uses common carriers to distribute its products to its customers. See Note 15 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence.”

The Company’s infant and juvenile customers are located primarily in the United States and are served by distribution centers in Grand Rapids, Michigan; Southgate, California; and Sydney, Australia.

Seasonality

In addition to its everyday products, the Company’s gift segment produces specially designed products for holiday seasons which include: Christmas/Chanukah, Valentine’s Day, Spring (Easter), Gifts for Her (Mother’s Day), Gifts for Him (Father’s Day), Fall/Harvest (Thanksgiving) and Graduation.

During 2006, gift items specially designed for individual seasons accounted for approximately 14.3% of the Company’s consolidated net sales, although no individual season accounted for more than 5.6% of the Company’s consolidated net sales.

The following table sets forth the Company’s consolidated quarterly net sales as a percentage of the Company’s consolidated annual sales during 2006, 2005 and 2004.

	Quarterly Sales
	2006		2005		2004
Quarter Ended	Sales	%	Sales	%	Sales	%
	($ in Thousands)
March 31	$77,146	26.2	$70,740	24.4	$65,713	24.7
June 30	$65,653	22.3	$62,019	21.4	$53,420	20.1
September 30	$78,081	26.5	$83,208	28.7	$79,272	29.8
December 31	$73,889	25.0	$74,064	25.5	$67,554	25.4

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

Backlog

It is characteristic of the Company’s gift segment for seasonal merchandise orders to be taken in advance of shipment. The Company’s gift segment represents 67% of the Company’s backlog at December 31, 2006. The Company’s infant and juvenile segment is not significantly influenced by shipments of seasonal merchandise. The Company’s consolidated backlog at December 31, 2006 and 2005 was $23.4 million and $21.2 million, respectively. It is expected that substantially all of the Company’s backlog at December 31, 2006 will be shipped during 2007.

Competition

The Company’s gift segment operates in a highly competitive market. The Company believes that the principal competitive factors in the gift segment include product design, price/value, marketing ability, reliable delivery and quality and customer service. The Company believes that its positive principal competitive factors are its marketing ability, reliable delivery, proprietary product design, quality, customer service and licensing agreements. Certain of the Company’s existing or potential competitors, however, may have financial resources that are greater than those of the Company, greater customer acceptance of products and/or more profitable distribution outlets.

The infant and juvenile segment industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, many of which are substantially larger and have greater financial and other resources than the Company. The Company competes with a number of different competitors, depending on the product category, and competes against no single company across all product categories. The Company’s competition includes large, infant and juvenile product companies and specialty infant and juvenile product manufacturers. The Company competes principally on the basis of brand name recognition, product quality, innovation, proprietary product design, customer service and price/value relationship. In addition, the Company believes that it competes favorably with respect to breadth of product line.

In addition, certain of the potential customers of each of our segments, in particular mass merchandisers, have the financial and other resources necessary to buy products similar to those that we sell directly from manufacturers in Asia and elsewhere, thereby reducing the size of our potential market.

Copyrights, Trademarks, Patents and Licenses

The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office. The Company has registered, in various countries throughout the world, the trademark RUSS® with a distinctive design and APPLAUSE®, for use on most of its gift products, and Sassy™ and Kids Line™ for use on its infant and juvenile products. The Company believes its copyrights, trademarks and patents are valid, and has pursued a policy of aggressively protecting them from infringement. Copyright and trademark protections are limited or even unavailable in some foreign countries and preventing unauthorized use of the Company’s intellectual properties can be difficult even in countries with substantial legal protection. In addition, the portion of the Company’s business that relies on the use of intellectual property is subject to the risk of challenges by third parties claiming infringement of their proprietary rights. However, even in light of the Company’s increased use of licensing (discussed below), it does not consider its business materially dependent on copyright, trademark or patent protection due to the availability of substitutes, creation of other designs, and the variety of other products.

The Company enters into license agreements relating to trademarks, copyrights, patents, designs and products which enable the Company to market items compatible with its product line. The Company’s gift segment has increased its use of licensing in recent years to differentiate its products from its competitors. During 2004, the gift segment entered into various license agreements, some of which include: (i) Marvel Enterprises, Inc. relating to Spider-Man® and X-Men™ classic characters and certain other characters; and (ii) Hasbro International, Inc. and Simon & Schuster, Inc. relating to the Raggedy Ann and Andy™ property. In 2005, the gift segment entered into additional license agreements, including: (i) Universal Studios Licensing LLP relating to Curious George™ and The Little Engine That Could™; (ii) New England Confectionary Company relating to Necco Sweetheart™; and (iii) Twentieth Century Fox and Merchandising, a division of Fox Entertainment Group, Inc., relating to The Simpsons™. All gift segment license agreements mentioned above are for one to four year terms with extensions possible if agreed to by both parties. Many of the gift segment licenses will expire at the end of 2007, and the Company is currently in discussions with respect to the potential extension of certain of these licenses. The Company’s infant and juvenile segment’s has license agreements with The William Carter Company (Carter’s), Disney Enterprises, Inc., LeapFrog Enterprises, Inc. and MAM Babyartikel GmbH, of Vienna, Austria. Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements.

Employees

As of December 31, 2006, the Company employed approximately 1,034 persons. The Company considers its employee relations to be good. Most of the Company’s employees are not covered by a collective bargaining agreement, although approximately 49 employees of the Company’s infant and juvenile segment, representing approximately 20% of such segment’s employees or approximately 5% of the Company’s total employees, are represented by a collective bargaining agreement.

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

Corporate Governance and Available Information

The Company makes available a wide variety of information free of charge on its website at www.russberrie.com. The Company’s filings with the United States Securities and Exchange Commission

(the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports, are available on the Company’s website as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company’s website also contains news releases, financial information, Company profiles and certain corporate governance information, including current versions of the “Company’s Complaint Procedures for Accounting and Auditing Matters”, “Corporate Governance Guidelines”, the Company’s “Code of Business Conduct and Ethics”, the Company’s “Code of Ethics for Principal Executive Officer and Senior Financial Officers”, the charters of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee of the Board of Directors, and information regarding how interested parties may contact the Board. To access our SEC reports or amendments, log onto our website and click onto “Investor Relations” on the main menu and then onto the “SEC Filings” link provided under “Investor News.” Mailed copies of such information can be obtained free of charge by writing to the Company at Russ Berrie and Company, Inc., 111 Bauer Drive, Oakland, NJ 07436, Attention: Corporate Secretary. The contents of the Company’s websites are not incorporated into this filing.

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

The Company’s gift segment has incurred significant losses during the past three years primarily as a result of (i) retailer consolidation and a declining number of independent retail outlets; (ii) increased competition from other entities; and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers. Although the Company has increased its presence in, and focus on, the mass market, a significant portion of the Company’s gift segment products continue to be marketed to independent retail outlets. If increased consolidation of such outlets continues, as well as a continued decline in the number of such outlets, the Company’s sales therefrom will likely continue to decline.

The success of our gift segment will depend largely on the continued success of our Profit Improvement Program.

The Company has developed and substantially implemented a Profit Improvement Program (the “PIP”) with respect to its global gift business, which reflects a continuation and expansion of certain restructuring activities undertaken in the past three years. The PIP involved an analysis and, in some instances, reevaluation of key operational aspects of the Company’s gift business and was designed to help enable the Company to return its gift business to a sustainable level of profitability. The PIP involved reengineering the manner in which the gift segment operates, and focused the gift business on its most profitable products, customers and territories as a means of providing a platform for potential profitable growth in the future. The scope of the PIP is broad and significant and may cause losses to our business that we cannot predict, including a loss of gift segment sales. Although the PIP is substantially complete, there are certain additional initiatives that were identified and which the Company has elected not to implement at this time. In the event the Company elects to implement these initiatives, such action may result in the recognition of certain significant restructuring charges and the incurrence of certain severance obligations. The Company may also be required to make certain investments to generate certain of the efficiencies that the PIP was designed to achieve, although the nature and magnitude of these investments cannot be determined at this time. There can be no assurance that the PIP will ultimately be successful in stemming the losses generated by the gift segment and returning the segment to profitability, or that we will be able to successfully grow the gift segment at any time. If we fail to maintain the PIP initiatives, our results of operations and financial position will suffer. See “Business—Marketing and Sales” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview” and “—Liquidity and Capital Resources.”

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

Changes in consumer preferences could adversely affect our net sales and profitability.

The nature of the Company’s products and the rapid changes in customer preferences leave the Company vulnerable to an increased risk of inventory obsolescence. Thus, the Company’s ability to manage its inventories properly is an important factor in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. The inability of the Company to effectively manage its inventory could have a material adverse effect on the Company’s business, financial condition and results of operations.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets. Certain of our competitors have greater brand recognition and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the gift and infant/juvenile product industries have limited barriers to entry. In addition, certain of our potential customers, in particular mass merchandisers, have the financial and other resources necessary to buy products similar to those that we sell directly from manufacturers in Eastern Asia and elsewhere, thereby reducing the size of our potential market. We also experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

Our debt covenants may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our 2006 Credit Agreements (defined below) include provisions that place limitations on a number of our activities, including our ability to:

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

These covenants could restrict our ability to pursue opportunities to expand our business operations. The Giftline Credit Agreement (defined below) also provides that the lenders will sweep all cash of the Giftline Borrowers (defined below) on a daily basis, which will restrict such borrowers’ ability to use such cash. In addition, during 2005 we funded losses in our gift division with cash flow from our infant and juvenile business. Pursuant to the Assignment (as defined in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” under the heading “Liquidity and Capital Resources”), RB, (as defined in Item 7) is dependent upon cash distributions from its domestic subsidiaries to satisfy its legal obligations and overhead expenses. The covenants in our 2006 Credit Agreements limit the ability of our domestic subsidiaries to distribute cash to RB, which could have a material adverse impact on the Company’s liquidity. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” and Note 8 of Notes to Consolidated Financial Statements.

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

The Company’s ability to maintain compliance with the financial and other covenants in its credit facilities is dependent upon the Company’s ability to continue to execute its business model and current operational plans. If an event of default in such covenants occurs and is continuing, among other things, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness.

Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this “Risk Factors” section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. As discussed in the immediately preceding risk factor, such alternative measures may not be successful and may not permit us to meet our scheduled debt services obligations. The breach of any covenants or restrictions in the 2006 Credit Agreements could result in a default thereunder, which would permit the lenders to take the actions discussed in the immediately preceding risk factor. As discussed above, this could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our cash flows and capital resources may be insufficient to make the required payments on the Kids Line Earnout Consideration.

The Company cannot currently determine the precise amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement relating to the Kids Line acquisition (see Item 7). However, based on current projections, the Company anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period. The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement will be sufficient to fund the obligation to pay the Earnout Consideration, but there can be no guarantee of the Company being able to make such future payment.

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

The continued success of our infant and juvenile segment depends on our ability to continue to sell our products to several large mass market retailers. We typically do not have long-term contracts with these customers and the loss of one or more of these customers could have a material adverse affect on the results of operations of our infant and juvenile segment and ultimately the Company. In addition, our access to shelf space at retailers for the products of both of our segments may be reduced by store closings, consolidation among these retailers and competition from other products. An adverse change in our relationship with, or the financial viability of, one or more of our customers could reduce our net sales and profitability. See “Business—Marketing and Sales” and Note 5 of Notes to Consolidated Financial Statements.

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

Our global gift operations are currently managed and monitored with an Enterprise Resource Planning (“ERP”) system. System failure or malfunctioning in the ERP system may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. In addition, the Company has recently evaluated whether the implementation of an alternative global information technology system for the gift business would provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system. Implementation of a new system solution, if any, would likely proceed in stages across the geographic breadth of the Company, and could require several years for completion. In the event that we elect to implement a new system, we anticipate incurring significant financial and resource costs, and our business may be subject to transitional difficulties as we replace the current ERP system. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products.

Approximately 87.3% of the Company’s purchases are attributable to manufacturers in the PRC. The supplier accounting for the greatest dollar volume of purchases accounted for approximately 20% and the five largest suppliers accounted for approximately 48% in the aggregate. The Company uses approximately 62 manufacturers in Eastern Asia. While we believe that there are many other manufacturing sources available for our product lines, difficulties encountered by one or several of our larger suppliers such as a fire, accident, natural disaster or an outbreak of illness (e.g., SARS or avian flu) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, our international operations subject us to certain other risks, including:

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

Any of these risks could disrupt the supply of our products or increase our expenses. The costs of compliance with trade and foreign tax laws increase our expenses and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs. In addition, the introduction of certain social programs in the PRC or otherwise will likely increase the cost of doing business for certain of our manufacturers, which could increase our manufacturing costs.

Currency exchange rate fluctuations could increase our expenses.

Our net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars, Euros or Canadian dollars. Our purchases of finished goods from Eastern Asian manufacturers are denominated in Hong Kong dollars. Expenses for these manufacturers are denominated in Chinese Yuan. As a result, any material increase in the value of the Hong Kong dollar or the Yuan relative to the U.S. dollar or the U.K. pound would increase our expenses and therefore could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States. See Note 5 of Notes to Consolidated Financial Statements for more information regarding foreign currency forward exchange contracts.

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

Additionally, we financed our acquisition of Kids Line, LLC with senior debt financing. This debt leverage, or additional leverage that could be incurred in connection with any future acquisitions, could adversely affect our profit margins and limit our ability to capitalize on future business opportunities. See Note 8 of Notes to Consolidated Financial Statements.

Sales of our gift segment products are seasonal, which causes our operating results to vary from quarter to quarter.

Sales of our gift segment products are seasonal. Historically, our net sales with respect to gift segment products have peaked in the third and fourth quarters due to holiday season buying patterns. See “Business—Seasonality.”

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

As reported in various Schedules 13D filed with the Securities and Exchange Commission (“SEC”) during 2006, (i) various investment funds and accounts managed by Prentice Capital Management, L.P. (“Prentice”), (ii) D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), and (iii) portfolios of investment funds advised by Third Avenue Management, LLC beneficially own approximately 20.9%, 20.9% and 16.4%, respectively, of the outstanding shares of our common. Prentice and Laminar each has the right to nominate two members of our Board of Directors. This share ownership would permit these and other large stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

•       covenants in our credit agreements restricting mergers, asset sales and similar transactions and a provision in our credit agreements that triggers an event of default upon certain acquisitions by a person or group of persons with beneficial ownership of 50.1% or more of our outstanding common stock; and

•       the New Jersey Shareholders Protection Act.

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

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rate and the amount of our provision for income taxes may be adversely affected by a number of factors, including:

•       the jurisdictions in which profits are determined to be earned and taxed;

•       the repatriation of non-U.S. earnings on which we have previously provided for U.S. taxes;

•       adjustments to estimated taxes upon finalization of various tax returns;

•       increases in expenses not deductible for tax purposes;

•       changes in available tax credits;

•       changes in share-based compensation expense;

•       changes in the valuation of our deferred tax assets and liabilities;

•       changes in accounting standards or tax laws and regulations, or interpretations thereof;

•       the resolution of issues arising from uncertain positions and tax audits with various tax authorities; and

•       penalties and/or interest expense that we may be required to recognize on liabilities associated with uncertain tax positions.

•       Any significant increase in our future effective tax rates could adversely impact our net income for future periods.

Actual results differing from estimates.

If actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amount of recoverability of property, plant and equipment, goodwill and other intangible assets, valuation allowances for receivables, inventories and deferred income tax assets, and accruals for income taxes and liabilities), liabilities and or other items reflected in our financial statements, it could adversely affect our results of operations and financial condition.

Increased costs associated with corporate governance compliance may affect our results of operations.

The Sarbanes Oxley Act of 2002 has required changes in some of our corporate governance and securities disclosure and compliance practices, and requires ongoing review of our internal control procedures. These developments have increased our legal compliance and financial reporting costs, and to the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement we may have to incur additional costs and diversion of management’s time. Any such action could adversely affect our results of operations and financial condition.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

The principal facilities of the Company’s gift segment consist of its corporate offices in Oakland, New Jersey (120,000 square feet), and a distribution center in South Brunswick, New Jersey (522,000 square feet), both of which the Company leases. The Company consolidated its U.S. distribution operations by closing its Petaluma, California (234,000 square feet) facility in the second quarter of 2006. Additionally, leased principal office and distribution facilities are located in Eastleigh, Hampshire (84,000 square feet), the Sydney, Australia area (67,000 square feet) and the Toronto, Canada area (117,000 square feet). The Toronto area facility had been owned by the Company’s wholly-owned subsidiary, Amram’s Distributing, Limited (“Amram’s”), until December 29, 2005, when the facility was sold to a third party with whom Amram’s entered into a long-term lease. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” and the Current Reports filed by the Company with the SEC on December 15, 2005 and December 30, 2005 for more information regarding this sale-leaseback transaction. The Company also operates showroom facilities for its gift business segment in Oakland, New Jersey; Atlanta, Georgia; Los Angeles, California; Sydney, Australia; Montreal, Vancouver and Toronto, Canada; Eastleigh, Hampshire, England; and Kowloon, Hong Kong. Certain showrooms are located within the leased facilities listed above; others are leased separately with remaining lease terms primarily ranging between four months and three years.

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

The Company believes that the facilities of the Company are maintained in good operating condition and are, in the aggregate, adequate for the Company’s purposes. At December 31, 2006, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from four months to ten years. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Contractual Obligations.”

Certain of the properties leased by the Company’s gift segment during 2006 were leased from parties related to the late Mr. Russell Berrie, including Angelica Berrie, entities established by Mr. Berrie or his estate for various portions of the year. See Note 15 to Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence” with respect to the foregoing and to encumbrances on the South Brunswick facility that terminated in April of 2006.

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

No matters were submitted to a vote of security holders during the fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to the executive officers of the Company. All officers are elected by the Board of Directors and may be removed with or without cause by the Board.

NAME	AGE	POSITION WITH THE COMPANY
Jeffrey A. Bialosky	47	Executive Vice President—Sales
Anthony Cappiello(2)(3)	53	Executive Vice President and Chief Administrative Officer
Teresa Chan	52	Vice President—Far East Operations
Andrew R. Gatto(1)(3)	59	President and Chief Executive Officer
Marc S. Goldfarb(2)(3)	43	Senior Vice President, General Counsel and Corporate Secretary
Y.B. Lee	61	Senior Vice President—Design and Development, Far East Operations and President—Korean Operations
James J. O’Reardon, Jr.(3)	63	Vice President and Chief Financial Officer
Chris Robinson(3)	52	President—International Division
Thomas J. Sancetta	43	Vice President—Sales Administration
Arline Wall	54	Senior Vice President—Product Development and Marketing

(1)          Member of the Company’s Board of Directors

(2)          Member of the Company’s Disclosure Committee

(3)          Member of the Company’s Executive Management Committee

Jeffrey A. Bialosky was appointed Executive Vice President—Sales in November 2006. Prior thereto, he held the position of Senior Vice President—National Accounts in February 2004 and joined the Company as Senior Vice President—Product Development (Plush) in April 2003. Prior to joining the Company, Mr. Bialosky was employed with Commonwealth Toy, a designer, developer, manufacturer and marketer of toys to the mass market, as Senior Vice President of Product Development and Marketing since February 1995.

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

Andrew R. Gatto joined the Company as President and Chief Executive Officer in June 2004. Prior to joining the Company, Mr. Gatto was employed with Toys “R” Us, Inc., a toy retailer, as Senior Vice President, Product Development, Imports and Strategic Sourcing since October 1997. Prior thereto, Mr. Gatto served as President of Matchbox Toys, Buddy L Toys and Playtech, a division of V-Tech Industries.

Marc S. Goldfarb joined the Company as Vice President, General Counsel and Corporate Secretary in September 2005. In November 2006, he was promoted to the position of Senior Vice President. Prior to joining the Company, Mr. Goldfarb was Vice President, General Counsel and Corporate Secretary of Journal Register Company, a publicly traded newspaper publishing company, from January 2003 to September 2005. From July 1998 to January 2003, he served as Managing Director and General Counsel of The Vertical Group, an international private equity firm. Prior to that, Mr. Goldfarb was a Partner at Bachner, Tally, Polevoy & Misher LLP.

Y.B. Lee was appointed Senior Vice President—Design and Development, Far East Operations and President—Korean Operations in 2004. Prior to that, Mr. Lee was Senior Vice President—Far East and President—Far East Operations since June 1996.

James J. O’Reardon, Jr. has been employed by the Company as Vice President and Chief Financial Officer since July 2006. Prior to that Mr. O’Reardon served as Vice President-Corporate Audits from April 2000 and as Vice President—Administration since September 1997.

Chris Robinson was appointed President—International Division in February 2003. Prior to that Mr. Robinson served as Managing Director of Russ Berrie U.K. Ltd. since June 1988.

Thomas J. Sancetta was appointed Vice President—Sales Administration in November 2006. Prior to that, he was Vice President-Inventory Management from July 2003. Mr. Sancetta was elected an officer of the Company in January 2003 and had been employed by the Company as Vice President—Sales Administration since January 2002 and Director of Internal Audit since September 1997.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At March 5, 2007, the Company’s Common Stock was held by approximately 413 shareholders of record. The Company’s Common Stock has been traded on the New York Stock Exchange, under the symbol RUS, since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

	2006		2005
	HIGH	LOW	HIGH	LOW
First Quarter	$15.25	$11.27	$24.25	$18.62
Second Quarter	15.33	11.33	18.76	12.33
Third Quarter	15.39	10.80	16.90	12.75
Fourth Quarter	16.58	14.06	15.02	11.07

The Board of Directors declared its first dividend to holders of the Company’s Common Stock in November 1986. Cash dividends were paid quarterly from November 1986 through the first quarter of 2005. In addition, the Board declared a special cash dividend of $7.00 per share that was paid in June 2004. The quarterly dividend rate was decreased from $0.30 in 2004 to $0.10 per common share for the first quarter of 2005. The Company has not paid a dividend since April 2005 and currently does not anticipate paying any dividends.

In accordance with the terms of the 2006 Credit Agreements, the Company’s domestic operating subsidiaries are subject to certain restrictions in distributing cash to the Company for the purpose of enabling the Company to pay dividends to its shareholders. See Item 7, “Managements Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” and Note 8 of Notes to Consolidated Financial Statements for a description of the material terms of the Credit Agreements.

See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan Information.

CUMULATIVE TOTAL STOCKHOLDER RETURN

The following line graph compares the performance of the Company’s Common Stock during the five-year period ended December 31, 2006 with the S&P 500 Index and an index composed of other publicly traded companies that the Company considers its peers (the “Peer Group”). The graph assumes an investment of $100 on December 31, 2001 in the Company’s Common Stock, the S&P 500 Index and the Peer Group index. The Peer Group returns are weighted by market capitalization at the beginning of each year. Cumulative total return assumes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Russ Berrie & Company, Inc.	100.00	116.20	120.69	115.97	58.36	78.95
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
New Peer Group	100.00	116.63	144.60	139.47	105.14	103.62
Old Peer Group	100.00	115.21	146.98	151.52	119.65	123.48

The Peer Group is comprised of the following publicly traded companies, and is weighted according to market capitalization as of the beginning of each year: (1) Blyth, Inc.; (2) Crown Crafts, Inc.; (3) CSS Industries, Inc.; (4) Lenox Group, Inc.; and (5) Enesco Group, Inc.

The Peer Group selected by the Company was revised this year to exclude (i) American Greetings Corp. and Cross (A.T.) & Co., because they are no longer considered to be in similar businesses as the Company, (ii) First Years, Inc. and Tandycrafts, Inc, because Tandycrafts Inc. has been liquidated and First Years, Inc. was acquired by RC2 Corporation, which is not considered to be a peer company, and (iii) Ohio Art Co. because of a lack of trading volume. In addition, the Peer Group was revised to include Crown Crafts, Inc. and CSS Industries, Inc. There were no other changes made to the Peer Group. The peer group previously used by the Company, which includes American Greetings Corp., Cross (A.T.) & Co., First Years, Inc., Tandycrafts, Inc. and Ohio Art Co. (the “Old Peer Group”), is shown in the charts above for comparative purposes.

ITEM 6.                SELECTED FINANCIAL DATA

	Years Ended December 31,*
	2006	2005	2004	2003	2002
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net Sales	$294,769	$290,031	$265,959	$329,687	$321,355
Cost of Sales	176,666	173,712	155,389	154,639	145,050
Operating Income (Loss).	6,142	(7,989)	(27,545)	42,301	55,138
(Loss) Income before Provision (Benefit) for Income Taxes	(3,638)	(22,914)	(25,363)	48,432	63,638
Income Tax Provision (Benefit)	5,798	12,185	(5,363)	13,703	17,618
Net (Loss) Income	(9,436)	(35,099)	(20,000)	34,729	46,020
Net (Loss) Income Per Share:
Basic	(0.45)	(1.69)	(0.96)	1.69	2.25
Diluted	(0.45)	(1.69)	(0.96)	1.68	2.24
Dividends Per Share**	0.00	0.10	8.20	1.12	1.04
Balance Sheet Data:
Working Capital	$45,872	$71,511	$119,293	$333,952	$314,321
Property, Plant and Equipment, net	13,993	17,856	28,690	46,108	42,096
Total Assets	303,767	328,961	411,098	462,748	430,452
Debt	54,332	76,517	125,000	—	—
Shareholders’ Equity	190,664	193,854	234,516	415,418	388,891
Statistical Data:
Current Ratio	1.5	1.9	2.6	8.1	8.6
Return on Average Shareholders’ Equity	(4.9)%	(16.4)%	(6.2)%	8.6%	12.4%
Net Profit Margin	(3.2)%	(12.1)%	(7.5)%	10.5%	14.3%
Number of Employees	1,034	1,216	1,340	1,591	1,750

*                    The above results include Sassy, Inc. since its acquisition on July 26, 2002 and Kids Line, LLC since its acquisition on December 15, 2004. The above results include Bright of America Inc. from 2002 until its sale as of July 30, 2004.

**             Dividends per share for the year ended December 31, 2004 includes a one-time special cash dividend in the amount of $7.00 per common share.

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

The Company’s infant and juvenile businesses design, manufacture through third parties and market products in a number of baby categories, including infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States and certain foreign countries, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores, military post exchanges and other venues.

The Company’s revenues are primarily derived from sales of its products. For the years ended December 31, 2006 and December 31, 2005, gift segment sales accounted for 50.1% and 54.7%, respectively, and infant and juvenile segment sales accounted for 49.9% and 45.3%, respectively, of the Company’s consolidated net sales.

The Company’s global business strategy for 2006 focused on: (i) capitalizing on growth opportunities with respect to its infant and juvenile segment, particularly in international markets, as well as (ii) continued efforts to streamline its gift business, concentrating on more profitable product lines and creating operational efficiencies. The Company believes that it made substantial progress in successfully implementing this strategy during 2006. Specifically, revenues in the infant and juvenile segment continued to grow throughout the year, primarily as a result of new product development and increased distribution, particularly in international markets. With respect to its gift business, the Company renewed its focus on product categories where it believes it can command an authoritative position, and has made substantial progress in rejuvenating its product line. The Company has reduced the number of SKUs offered by its gift segment from approximately 13,000 in 2005 to approximately 5,700 at the end of 2006, and approximately 70% of the product line developed for 2007 consists of new product introductions. In addition, the Company believes it has substantially completed its gift segment restructuring activities. During 2006, the Company developed and substantially implemented its Profit Improvement Program (“PIP”), which is described in more detail below, and as a result thereof, the Company believes that its gift segment infrastructure is now appropriately sized in light of the current gift retail environment. Since mid-2004, the Company has reduced its global gift segment operating expenses by approximately $40 million, with approximately $25 million of those reductions having been achieved from November 2005 through December 2006. The Company anticipates that the first full year effect of these annualized expense reductions will be realized in fiscal 2007.

Gift Segment Restructuring Activities in Recent Periods.   Sales and operating profits in the Company’s gift segment began to decline during 2003 as a result of several factors including: (i) retailer consolidation and a declining number of independent retail outlets, which in turn had a negative impact on sales from such outlets; (ii) increased competition from other entities, both wholesale and retail, which offered lower pricing and achieved greater customer acceptance of their products; and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers. As a result, the Company began to implement a multi-pronged approach to address these trends, which consists of:

(i) focusing on categorizing and rationalizing its product range; (ii) segmenting its selling efforts to address customer requirements and shifting channels of distribution; (iii) increasing its focus on national accounts, in order to build and strengthen the Company’s presence in the mass market through the use if its APPLAUSE® trademark as the mass market brand platform; (iv) focusing on growing its infant and juvenile segments; (v) selectively increasing its use of licensing to differentiate its products from its competitors; (vi) implementing a three tiered “good”, “better”, “best” branding strategy within its gift segment to differentiate products sold into the mass market, the Company’s traditional specialty retail market and the upscale department store market; and (vii) “right-sizing” its operations in order to reduce overhead expenses through headcount reductions and the closure of certain domestic showrooms and warehouses.

Despite significant cost reductions achieved by this multi-pronged approach, through 2004 and 2005, the Company had achieved only limited success in reversing the challenges facing its gift business and the industry in general. As a result, in November 2005, the Company further “right-sized” the infrastructure consistent with existing business levels and re-aligned domestic gift operations to better meet the needs of the different distribution channels. The November 2005 restructuring included the elimination of approximately 90 positions, a reduction in the number of gift products sold by the Company, and the closure of the Company’s distribution center in Petaluma, California. These actions resulted in (i) a pre-tax restructuring charge in 2005 of approximately $1.4 million, primarily related to severance costs, (ii) an inventory write-down of $4.2 million charged to cost of sales in 2005 and (iii) $0.7 million of restructuring charges during 2006 related to severance costs. Severance payments to employees impacted by the November 2005 restructuring continued through the end of 2006.

As an expansion of its November 2005 restructuring and ongoing analysis, in early 2006, the Company commenced the development and implementation of the PIP with respect to its global gift business. The Company had retained the services of an independent advisor to assist in the development of the PIP. During the first half of 2006, the Company incurred consulting expenses of approximately $2.5 million in connection with services provided by such advisor, which relationship was concluded in June of 2006. Development of the PIP involved an analysis and, in some instances, re-evaluation of key operational aspects of the Company’s gift business and was designed to help enable the Company to return its gift business to a sustainable level of profitability. The PIP reengineered the manner in which the gift segment operates and reduced the size of the gift business by focusing on the most profitable products, customers and territories as a means of providing a platform for potential profitable growth in the future. The scope of the PIP was intended to be broad and significant, and has resulted in the loss of certain gift segment sales, and may cause additional losses to our business that we cannot predict, including further loss of sales or income. The implementation of the PIP has resulted in the recognition of certain significant restructuring charges and the incurrence of related severance obligations. The Company may also be required to make certain investments to generate the efficiencies that the PIP was designed to achieve, although the nature and magnitude of these investments cannot be determined at this time. The implementation of the PIP was substantially completed during the fourth quarter of 2006.

As part of the PIP, during 2006 the Company has (i) terminated its direct sales and distribution operations in France, Germany, Belgium and Holland, (ii) restructured certain of its sales and related operations in the U.K., Spain and Ireland and (iii) eliminated certain executive and sales positions in its domestic gift segment, which actions resulted in the reduction of headcount by approximately 60 positions and an aggregate restructuring charge of approximately $4.2 million primarily related to severance costs. In addition, as part of the PIP, the Company (i) relocated its distribution facility in the U.K. to a lower cost alternative for which the Company incurred a charge of $1.3 million primarily related to the write-off of fixed assets and moving costs, which has been recorded in selling, general and administrative expenses, and (ii) recorded an inventory write-down of $1.2 million as part of its SKU rationalization efforts, which has been recorded in cost of sales.

The Company believes it has established alternative means of reaching certain customers in the countries where it has terminated its direct sales and distribution operations, including the use of independent sales representatives or distributors. However, as a result of these actions, management estimates that it experienced a sales decline of approximately $6 million in 2006 as compared to 2005 due to these closed and restructured operations.

Although implementation of the PIP has been largely completed, there are certain additional initiatives that have been identified by management but which have not commenced pending a final determination by management of whether their implementation would be appropriate or desirable. As a result, the estimated completion date of the PIP’s implementation and estimates of the range of additional charges to be incurred or other expenditures required in connection therewith cannot be determined at this time. The Company may also be required to make certain investments to generate the efficiencies and focus on profitable operations that the PIP is designed to achieve, which amounts cannot be quantified at this time. See Item 1A, “Risk Factors”, “Liquidity and Capital Resources” below, and Note 10 to Notes to Consolidated Financial Statements for further information regarding the PIP.

Stock Option Vesting.   Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company’s Common Stock at the close of business on December 28, 2005 (“Underwater Options”) which have remaining vesting requirements. As a result of these amendments, all Underwater Options, which represent all outstanding options (to purchase approximately 1,497,000 shares of the Company’s common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005. Because the company has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, and because these options were priced above the then current market price, the acceleration of vesting of these options did not require accounting recognition in the Company’s financial statements. The options were accelerated to reduce the financial statement expense impact in 2006 and beyond of a new accounting standard (SFAS No. 123(R), “Share Based Payment”) for stock based compensation (described below under the heading “Recently Issued Accounting Standards”). The acceleration of the vesting of these options prior to the adoption of the new accounting standard resulted in the Company not being required to recognize compensation expense in 2006 in the amount of approximately $1.6 million (pre-tax) and management believes this action will result in similar reductions in compensation expense in subsequent years through 2010 of approximately $3.7 million (pre-tax).

Segments

The Company currently operates in two segments: (i) its gift business and (ii) its infant and juvenile business.

Results of Operations

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005

The Company’s consolidated net sales for the year ended December 31, 2006 increased by 1.6% to $294.8 million, compared to $290.0 million for the year ended December 31, 2005. The net sales increase was primarily attributable to growth in the Company’s infant and juvenile segment, partially offset by a sales decrease in the Company’s gift segment.

The Company’s gift segment net sales for the year ended December 31, 2006 decreased 6.8% to $147.7 million compared to $158.5 million for the year ended December 31, 2005, primarily as a result of the factors discussed in the “Overview” above, particularly the closure of several European direct sales operations and a reduction in the size of the Company’s worldwide gift sales force of approximately 30%. Net sales in the Company’s gift segment benefited by foreign exchange rates of approximately $1.5 million for the year ended December 31, 2006. The Company’s infant and juvenile segment net sales for the year ended December 31, 2006 increased 11.9% to $147.1 million compared to $131.5 million for the year ended December 31, 2005. The increase was primarily due to new and varied product introductions.

Consolidated gross profit was 40.1% of consolidated net sales for the year ended December 31, 2006, which is consistent with gross profit for the year ended December 31, 2005. Gross profit for the Company’s gift segment was 37.6% of net sales for the year ended December 31, 2006 compared to 38.5% of net sales for the year ended December 31, 2005, primarily as a result of continued competitive pricing pressures in the gift segment as well as increased sales during 2006 of close-out merchandise related to the Company’s substantial reduction of the number of products it sells. Gross profit for the Company’s infant and juvenile segment was 42.7% of net sales for the year ended December 31, 2006 as compared to 42.0% of net sales for the year ended December 31, 2005, due primarily to new products with improved gross margins.

Consolidated selling, general and administrative expense was $112.1 million, or 38.0% of consolidated net sales, for the year ended December 31, 2006 compared to $124.3 million, or 42.9% of consolidated net sales, for the year ended December 31, 2005. The decrease is due primarily to lower expenses in the gift segment, consisting of lower payroll and associated costs of approximately $8.1 million, reduced showroom costs of approximately $1.7 million, lower rent and related occupancy costs of approximately $2.1 million as a result of the restructuring initiatives as discussed in the “Overview” above, partially offset by higher selling, general and administrative expenses in the infant and juvenile segment to support the growth in that segment.

Consolidated operating income was $6.1 million for the year ended December 31, 2006 compared to an operating loss of $8.0 million for the year ended December 31, 2005. This improvement of $14.1 million was primarily the result of a decrease in the operating loss of the Company’s gift segment of $11.0 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, and a $3.1 million improvement in the infant and juvenile segment during the same period, in each case due to the factors discussed above.

Consolidated other income (expense) was an expense of $9.8 million for the year ended December 31, 2006 compared to an expense of $14.9 million for the year ended December 31, 2005, a decrease of $5.1 million. This decrease in expense was primarily due to a decrease in interest expense as a result of the LaSalle Refinancing (described below in “Liquidity and Capital Resources”) in March of 2006 and lower levels of outstanding debt.

The income tax provision in 2006 was $5.8 million as compared to $12.2 million in 2005. The tax provision includes domestic tax expense of approximately $4.5 million related to the deferred tax liability associated with tax amortization of intangible assets relating to the Kids Line, Sassy and Applause acquisitions. These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset against the Company’s deferred tax assets. The Company has recorded valuation allowances against that portion of its deferred tax assets where management believes it is more likely than not that the Company will not be able to realize such deferred tax assets. Additionally, the Company recorded tax expense of approximately $1.3 million primarily due to foreign taxes related to its profitable operations in Australia, Canada and Hong Kong and state income taxes.

As a result of the foregoing, consolidated net loss for the year ended December 31, 2006 was $9.4 million, or $0.45 per share, compared to consolidated net loss of $35.1 million, or $1.69 per share, for the year ended December 31, 2005, which represents an improvement in the consolidated net loss of approximately $25.7 million, or $1.24 per share.

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004

The Company’s consolidated net sales for the year ended December 31, 2005 increased 9.0% to $290.0 million, compared to $266.0 million for the year ended December 31, 2004. The net sales increase was primarily attributable to growth in the Company’s infant and juvenile segment as a result of the acquisition in December 2004 of Kids Line LLC, partially offset by a sales decrease in the Company’s gift segment.

The Company’s gift segment net sales for the year ended December 31, 2005 decreased 22.3% to $158.5 million compared to $203.9 million for the year ended December 31, 2004, primarily as a result of the factors discussed in the “Overview” above. Net sales in the Company’s gift segment benefited by foreign exchange rates of approximately $1.4 million for the year ended December 31, 2005. The Company’s infant and juvenile segment net sales for the year ended December 31, 2005 increased 129.9% to $131.5 million compared to $57.2 million for the year ended December 31, 2004, primarily as a result of the acquisition of Kids Line as of December 15, 2004. Non-core sales for the year ended December 31, 2005 were $0 compared to $4.9 million for the year December 31, 2004, as a result of the sale of Bright of America, Inc. as of July 31, 2004.

Consolidated gross profit was 40.1% of consolidated net sales for the year ended December 31, 2005 as compared to 41.6% of consolidated net sales for the year ended December 31, 2004. The decrease in the consolidated gross profit percentage is primarily due to greater competitive pricing pressure in the gift segment, partially offset by lower inventory write-downs in 2005 in the gift business segment and a higher gross profit margin in the Company’s infant and juvenile segment. (See “Overview” above for a discussion of the inventory write-downs.) Gross profit for the Company’s gift segment was 38.5% of net sales for the year ended December 31, 2005 as compared to 43.7% of net sales for the year ended December 31, 2004 as a result of the foregoing. Gross profit for the Company’s infant and juvenile segment was 42.0% of net sales for the year ended December 31, 2005 as compared to 34.1% of net sales for the year ended December 31, 2004, due primarily to the full year impact of the Kids Line business in 2005.

Consolidated selling, general and administrative expense was $124.3 million, or 42.9% of consolidated net sales, for the year ended December 31, 2005 compared to $138.1 million, or 51.9% of consolidated net sales, for the year ended December 31, 2004. This decrease in consolidated selling, general and administrative expense is due primarily to lower expenses in the gift segment as a result of the impact of the restructuring initiatives discussed in the “Overview” section above and a 2004 impairment charge of $3.6 million related to a facility held for disposal, partially offset by increased selling, general and administrative expenses in the infant and juvenile segment, attributable to the full year impact of the Kids Line business in 2005.

Consolidated operating loss was $8.0 million for the year ended December 31, 2005 compared to a loss of $27.5 million for the year ended December 31, 2004. The $19.5 million improvement was primarily the result of an increase in operating income in the Company’s infant and juvenile segment, to $34.6 million for the year ended December 31, 2005, as compared to operating income of $8.5 million for the year ended December 31, 2004, partially offset by an increase in the operating loss in the Company’s gift segment, from a loss of $36.4 million for the year ended December 31, 2004 to a loss of $42.6 million for the year ended December 31, 2005. The increase in operating income in the Company’s infant and juvenile segment was a result of the full year impact of Kids Line, acquired in December 2004. The increased operating loss in the Company’s gift segment was a result of lower net sales and a lower gross profit margin, partially offset by decreased selling, general and administrative expense.

Consolidated other income (expense) was an expense of $14.9 million for the year ended December 31, 2005 compared to income of $2.2 million for the year ended December 31, 2004, a decrease of $17.1 million. This was primarily the result of (i) a decrease in investment income of $2.6 million due to lower investment balances and (ii) an increase of $14.8 million in interest expense in 2005, due to the financing for the Kids Line acquisition which was consummated on December 15, 2004.

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

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that cash flows from operations and future borrowings will be sufficient to fund its operating needs and capital requirements, including the payment of the Earnout Consideration, for at least the next 12 months.

As of December 31, 2006, the Company had cash and cash equivalents of $11.5 million compared to $28.7 million at December 31, 2005. This reduction of $17.2 million was primarily the result of the repayment of debt and decreases in accounts payable and accrued expenses partially offset by a decrease in inventory. As of December 31, 2006 and December 31, 2005, working capital was $45.9 million and $71.5 million, respectively, a decrease of $25.6 million. This decrease was primarily the result of a net decrease in cash and cash equivalents for the aforementioned reasons.

Net cash provided by operating activities was approximately $6.4 million for the year ended December 31, 2006, compared to net cash provided by operating activities of approximately $20.6 million during the year ended December 31, 2005. This decrease of $14.2 million was due primarily to an increase in accounts receivable, primarily related to increased sales in the fourth quarter of 2006 compared to the prior period in the infant and juvenile segment, prepaid expenses, other current assets and a decrease in accounts payable and accrued expenses. Net cash used in investing activities was approximately $1.8 million for the year ended December 31, 2006, compared to net cash provided by investing activities of approximately $15.1 million for the year ended December 31, 2005. For 2006, the net cash used in investing activities was the result of capital expenditures, net of proceeds from the sale of property, plant and equipment. During 2005 the sale and leaseback of the Company’s Canadian office and distribution center in the year generated cash of $15.1 million, net of capital expenditures. Net cash used in financing activities was approximately $22.3 million for the year ended December 31, 2006, compared to net cash used of $54.3 million for the year ended December 31, 2005. The decrease in net cash used in financing activities of approximately $32.0 million was due primarily to payment of long-term debt, partially offset by net borrowings on the revolving credit facility in 2005. During the year ended December 31, 2006, the Company paid approximately $2.7 million for income taxes.

Kids Line and Related Financing

On March 14, 2006, as subsequently amended, the Company refinanced its credit facility and entered into separate Credit Agreements for each of its operating segments. All of the prior debt outstanding on March 14, 2006, together with fees and expenses associated with the transaction, was refinanced by drawing down approximately $79.7 million under the Infantline Credit Agreement (described below), including the full amount of the $60.0 million Term Loan and $19.7 million of the Infantline Revolver. At December 31, 2006, the Company had $52.3 million outstanding under the Infantline Credit Agreement, $2.1 million outstanding on the Giftline Revolver and $0 outstanding on the Canadian Revolver.

Background.   The Company purchased all of the outstanding equity interests and warrants in Kids Line (the “Purchase”) in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed as of December 15, 2004. At closing, the Company paid approximately $130.5 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement, however, also includes the potential payment of the Earnout Consideration, which is defined as 11.724% of the Agreed Enterprise Value of Kids Line as of the last day of the three year period ending November 30, 2007 (the “Measurement Period”). The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on November 30, 2007 and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, 90% of the estimated Earnout Consideration is due in December 2007, and any remaining portion earned following the determination of the final Agreed Enterprise Value is due in January 2008.

The Company cannot currently determine the amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement. However, based on current projections, the Company currently anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period. The amount of the Earnout Consideration will be charged to goodwill when it is earned. The Company currently anticipates that availability under the Infantline Term Loan (see description of the First Amendment below) and the Infantline Revolving Loan, as well as cash flow from operations, will be sufficient to fund the payment of the Earnout Consideration, although there can be no assurance that unforeseen events or changes in our business would not have a material adverse impact on our ability to pay the Earnout Consideration and therefore on our liquidity.

The Kids Line acquisition was financed with the proceeds of a term loan, which was subsequently replaced by the 2005 Credit Agreement and the 2005 Canadian Credit Agreement (as defined below). In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior bank financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”). In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.3 million) were repaid using proceeds from the Infantline Credit Agreement (defined below). The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement, which had been scheduled to mature on June 28, 2010. In addition, the Company wrote-off, in the first quarter of 2006, approximately $2.5 million in deferred financing costs associated with the terminated 2005 Credit Agreement.

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, U.S. Gift to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and infant and juvenile business, respectively. The Assignment transaction reinforces the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct. There are no cross-default provisions between the Infantline Credit Agreement and Giftline Credit Agreement. In addition, upon the occurrence of an event of default under the credit agreement the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable.

Pursuant to the Assignment, our parent company, Russ Berrie and Company, Inc. (“RB”), is now organized as a holding company, with all of its operations being conducted through its subsidiaries. RB, however, has continuing cash needs for corporate overhead expenses, taxes and other purposes (collectively, the “Requirements”). The 2006 Credit Agreements (defined below) contain significant limitations on the ability of RB’s domestic subsidiaries, including those operating in the gift segment, as well as Kids Line and Sassy, to distribute cash, including in the form of dividends, loans or other advances, to RB to pay for its Requirements (such limitations are described in more detail below and in Note 8 to the Notes to Consolidated Financial Statements). Management believes that the amounts permitted to be distributed to RB by its domestic subsidiaries will be sufficient to fund the requirements, although there can be no assurance that such requirements will not exceed current estimates. Although there are no restrictions in the 2006 Credit Agreements on the ability of RB’s foreign subsidiaries to distribute cash to RB, available cash therefrom may be insufficient to cover the requirements without additional distributions from RB’s domestic subsidiaries. Because RB is dependent upon cash distributions from its domestic subsidiaries, if such domestic subsidiaries are unable to distribute sufficient cash to RB to meet its requirements without triggering a default under the 2006 Credit Agreements, this could have a material adverse impact on the Company’s liquidity.

Infantline Credit Agreement.   On March 14, 2006, Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”, and together with KL, the “Infantline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (the “Infantline Credit Agreement”). Unless otherwise specified herein, capitalized terms used but undefined in this section shall have the meanings ascribed to them in the Infantline Credit Agreement.

The commitments under the Infantline Credit Agreement (the “Infantline Commitments”) consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”). The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing. As of December 31, 2006, the outstanding balance on the Revolving Loan was $19.8 million and the outstanding balance on the Term Loan was $32.5 million, which amounts reflect borrowings and prepayments made in connection with the First Amendment (described below). At December 31, 2006 the availability under the Infantline Revolving Loan was approximately $11.3 million.

The principal of the Term Loan will be repaid in installments as follows: (a) $0.75 million on the last day of each calendar month for the period commencing March, 2006 through and including February, 2008, ($9.0 million in 2007), (b) $1.0 million on the last day of each calendar month for the period commencing March 2008 through and including February 2009 and (c) $1.25 million on the last day of each calendar month for the period commencing March, 2009 through and including February 2011. A final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Revolving Loan) is due and payable on March 14, 2011, in each case subject to customary early termination provisions (without any prepayment penalty) in accordance with the terms of the Infantline Credit Agreement.

As of December 22, 2006, the Infantline Credit Agreement was amended (the “First Amendment”) to permit the temporary repayment and subsequent reborrowing of certain amounts under the Term Loan, which was intended to enable the Infantline Borrowers to continue to utilize cash flow expected to be generated from operations to repay debt until the Earnout Consideration becomes due, at which time the Infantline Borrowers anticipate reborrowing amounts required to fund all or a portion of the Earnout Consideration then payable.

Pursuant to the First Amendment, the Infantline Borrowers borrowed $20 million under the Revolving Loan, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20 million under the Term Loan. The lenders agreed to provide an additional Term Loan reborrowing commitment (the “TR Commitment”) of an aggregate maximum principal amount of $20 million, which amounts may only be reborrowed during specified periods and only in connection with the payment of the Earnout Consideration. Pursuant to the First Amendment, the Infantline Borrowers will pay a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans. The applicable interest rate margins as of December 31, 2006 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans. At December 31, 2006, the interest rate for the Base Rate Loan was 8.5% and the interest rate for 30 day LIBOR Loans was 7.07%.

The Infantline Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances.  Additionally, commencing in early 2008 with respect to fiscal year 2007, annual mandatory prepayments of the Term Loan shall be required in an amount equal to 50% of Excess Cash Flow for each fiscal year unless the Total Debt to EBITDA Ratio for such fiscal year is equal to or less than 2.00:1.00.

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ration, (iii) a maximum total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation. As of December 31, 2006, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

The Infantline Credit Agreement contains significant limitations on the ability of the Infantline Borrowers to distribute cash to RB, which became a corporate holding company by virtue of the Assignment, for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB’s corporate overhead expenses, including a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses.

Giftline Credit Agreement.   Also on March 14, 2006, as amended on April 11, 2006, August 8, 2006, and December 28, 2006, U.S. Gift and other specified wholly-owned domestic subsidiaries of the Company (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”). Unless otherwise specified herein, capitalized terms used but undefined in this section shall have the meanings ascribed to them in the Giftline Credit Agreement.

The facility, as amended, consists of a revolving credit loan in an amount equal to the lesser of (i) $15.0 million, with a maximum availability of $13.5 million, and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of December 31, 2006, the outstanding balance on the Giftline Revolver was $2.1 million and the balance on the Canadian Revolving Loan (see Section 1.C below) was $0. At December 31, 2006 the availability under the Giftline Revolving Loan was approximately $10.2 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. On December 28, 2006, pursuant to the third amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined  in accordance with a pricing grid based on the most recent quarter-end Average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans.  Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of December 31, 2006 were 2.50% for LIBOR Loans and 0.25% for Base Rate Loans. As of December 31, 2006, the interest rate was 8.50% for the one outstanding Base Rate loan.

In connection with the execution of the Giftline Credit Agreement, the Infantline Borrowers paid (on behalf of the Giftline Borrowers) aggregate closing fees of $0.15 million and an aggregate agency fee of $20,000. Aggregate agency fees of $20,000 will be payable by the Giftline Borrowers on each anniversary of the Closing Date. The Giftline Revolver is subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.375% for unused amounts under the Giftline Revolver, and other fees as described with respect to the Giftline Revolver.

Disbursement and receivable bank accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts will be swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. The Giftline Credit Agreement originally contained the following financial covenants (the “Giftline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008. On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ending December 31, 2006. On December 28, 2006, the Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5,000,000 to $3,500,000. The Third Amendment also amended the definition of Revolving Loan Availability so that it now equals the lesser of (i) $13,500,000 and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Loan Agreement. As of December 31, 2006, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to pay corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter, of which $3.9 million was paid in 2006.

As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). Russ Berrie and

Company, Inc. (“RB”), a corporate holding company, executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release the Company from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty,  U.S. Gift, executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement. As of December 31, 2006 there were no borrowings under this facility.

In order to secure their respective obligations under the Infantline Credit Agreement and the Giftline Credit Agreement, (A) (i) the Infantline Borrowers have pledged and have granted security interests to the Agent in substantially all of their existing and future personal property, (ii) each Infantline Borrower has guaranteed the performance of the other Infantline Borrower, (iii) Sassy granted a mortgage for the benefit of the Agent and the lenders on its real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan and (iv) RB pledged 100% of the equity interests of each of the Infantline Borrowers to the Agent and (B) (i) the Giftline Borrowers pledged and have granted security interests to the Administrative Agent in substantially all of their existing and future personal property, (ii) each Giftline Borrower guaranteed the performance of the other Giftline Borrowers under the Giftline Credit Agreement and (iii) RB provided a limited recourse guaranty of the obligations of the Giftline Borrowers under the Giftline Credit Agreement, which guarantee is secured by a lien on the assets intended to be assigned to U.S. Gift pursuant to the Assignment. RB also pledged 100% of the equity interests of each of the Giftline Borrowers and 65% of its equity interests in certain of its First Tier Foreign Subsidiaries to the Administrative Agent. In addition, U.S. Gift, guaranteed the obligations of Amram’s under the Canadian Credit Agreement.

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

Other Events and Circumstances Pertaining to Liquidity

In the event that additional initiatives related to the PIP are implemented, certain significant restructuring charges may be recognized. As the determination to implement any or all such initiatives has not yet been made, estimates of the range of any additional charges or other related expenditures cannot be determined at this time. See “Overview” above for a more detailed description of the PIP and the restructuring activities undertaken in 2005 and 2006.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment. As of December 31, 2006 the Company had outstanding forward contracts with a notional amount totaling approximately $5.9 million.

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

The Company has entered into certain transactions with certain parties who previously were considered related parties, and these transactions are disclosed in Note 15 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence.”

On December 30, 2005, Russ Berrie (U.K.) Limited (“Russ UK”) entered into a Framework Agreement (“the A/R Agreement”) with Barclays Bank PLC (“Barclays”), pursuant to which Russ UK sold to Barclays all existing and future accounts receivable created during the term of the A/R Agreement, subject to an aggregate maximum facility limit of £6.0 million (approximately $10.2 million) outstanding at any time. For each transaction at the election of the Company, Barclays advances to Russ UK 75% of the value of the eligible accounts receivable, subject to reduction under certain circumstances and applicable reserves, in advance of their due dates. The remaining portion of the accounts receivable sold, including the full amount of any receivables not eligible for advance, less fees and expenses owing to Barclays, is paid to Russ UK upon collection of the related receivable. The amount due from Barclays, which is included in prepaid expenses and other current assets as of December 31, 2006 and 2005, is $6.9 million and $4.9 million, respectively.

The term of the A/R Agreement is one year with automatic renewals for additional one year periods unless either party provides advance notice of its intention to terminate. A one-time fee of £30,000 (approximately $50,000) was payable at closing and facility fees of £1,750 (approximately $3,000) are due monthly. The discount on the sold receivables is calculated monthly on the net advance balance at month end at the rate of Barclays’ base rate plus 1.5%, which amounts were $113,000 and $1,000 for the years ended December 31, 2006 and 2005, respectively.

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

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of December 31, 2006 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating Lease Obligations(1)	$40,824	$6,670	$6,065	$5,432	$4,718	$4,233	$13,706
Purchase Obligations(2)	$38,777	$38,777	$—	$—	$—	$—	$—
Debt Repayment Obligations(3)	$32,500	$9,000	$11,500	$12,000	$—	$—	$—
Royalty Obligations	$1,365	$1,295	$70	$—	$—	$—	$—
Total Contractual Obligations	$113,466	$55,742	$17,635	$17,432	$4,718	$4,233	$13,706

(1)          See Note 16 of Notes to Consolidated Financial Statements.

(2)          The Company’s purchase obligations consist primarily of purchase orders for inventory.

(3)          Reflects repayment obligations under the Infantline Credit Agreement. Mandatory repayment obligations under the Infantline Credit Agreements are as follows (in thousands): $9,000 in 2007; $11,500 in 2008; and $12,000 in 2009. See Note 8 of Notes to Consolidated Financial Statements for a description of the Infantline Credit Agreement, including provisions that create, increase and/or accelerate obligations thereunder.

(4)          The Company has revolving loan facilities which expire on March 14, 2011. At December 31, 2006 there was approximately $19.7 million borrowed under the Infantline Revolving Loan and approximately $2.1 million borrowed under the Giftline Revolving Loan.

Off Balance Sheet Arrangements

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

Accounts Receivable Allowances

In the normal course of business, the Company extends credit to customers which satisfy established credit criteria. The Company’s infant and juvenile segment sells to certain large customers, the loss of any one of which could have a material adverse affect on the Company and the infant and juvenile segment. Accounts receivable, trade, as shown on the Consolidated Balance Sheets, is net of allowances, discounts and estimated bad debts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibles based on historical trends and an evaluation of the impact of current and projected economic conditions. If such historical trends or economic conditions deteriorate, the results could differ from the Company’s estimates.

Revenue Recognition

The Company generally recognizes revenue upon shipment, which is when persuasive evidence of a sales arrangement exists, title and risk of loss has passed to its customers, the selling price is fixed and determinable, and collectability is reasonably assured.

Inventory Reserves

The Company values inventory at the lower of cost or estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a write-down of inventory to fair market value based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview” for information regarding inventory matters resulting from the Company’s restructuring activities.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Based on the Company’s annual test performed in 2006 there was no impairment, however, if actual future cash flows are less than the estimated future cash flows, the Company’s goodwill and intangible assets could be impaired.

The Company uses third party valuation specialists to assist in the valuation of intangible assets and their related estimated lives. The Company follows the provisions of SFAS No. 141 “Business Combinations” in determining whether an intangible asset has an indefinite life or is amortizable.

Accrued Liabilities and Deferred Tax Valuation Allowances

The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, tax exposures and valuation allowances for deferred tax assets. The settlement of the actual liabilities could differ from the estimates included in the Company’s consolidated financial statements. The Company’s valuation allowances for its deferred tax assets could change if the Company’s estimate of future taxable income changes.

Recently Issued Accounting Standards

On January 1, 2006, the start of the first quarter of fiscal 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date.  Results for prior periods have not been restated. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all stock options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, we had elected to continue to apply the intrinsic-value-based method of APB No. 25, described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure.” The effect of the adoption is discussed in Note 18.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will be adopting FIN 48 as of January 1, 2007, and, management believes that the impact of the adoption of FIN 48, will not be material to the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s  year beginning January 1,

2009. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (SAB 108”). SAB 108 clarifies the staff’s view regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative and qualitative factors are considered, is material. SAB 108 allows registrants to adjust prior year financial statements for errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year that were immaterial under a company’s previous method for evaluating errors but are material under the method prescribed by SAB 108, with an offsetting adjustment being made to the opening balance sheet of retained earnings. The Company adopted SAB 108 as of December 31, 2006. The Company reviewed and evaluated the prior unadjusted financial statement misstatements using both the balance sheet and income statement approaches, and has determined that none had a material effect on the current year individually or in the aggregate.  As a result, for 2006, management has concluded that there will be no financial statement effect as a result of the adoption of SAB 108.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, expenses, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors.”

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily from changes in interest rates and foreign currency exchange rates.

Interest Rate Changes

Debt.   The interest applicable to the loans under the 2006 Credit Agreements, as amended, is based upon the LIBOR Rate and the Base Rate (each as defined in the 2006 Credit Agreements). At December 31, 2006, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $600,000 annually. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the interest rate applicable to the Company’s senior bank facilities.

Foreign Currency Exchange Rates

At December 31, 2006 and 2005, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, the Company’s loss before income taxes would increase by approximately $838,000 in 2006 and the Company’s loss before income taxes would increase by approximately $476,000 in 2005. Additional information required for this Item is included in the section above entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition Liquidity and Capital Resources” and Note 5 of Notes to Consolidated Financial Statements. See also Item 1A, “Risk Factors—Currency exchange rate fluctuations could increase our expenses.”

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Russ Berrie and Company, Inc.:

We have audited the accompanying consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules “Schedule I—Condensed Financial Information of Registrant,” and “Schedule II—Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 18 to the consolidated financial statements, on January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Russ Berrie and Company, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
Russ Berrie and Company, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Russ Berrie and Company, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 30, 2007

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Dollars in Thousands)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$11,526	28,667
Accounts receivable—trade, less allowances of $1,402 in 2006 and $1,943 in 2005.	55,976	53,189
Inventories, net	48,026	55,871
Prepaid expenses and other current assets	12,025	11,651
Income tax receivable	2,200	2,979
Deferred income taxes	2,331	2,274
Total current assets	132,084	154,631
Property, plant and equipment, net	13,993	17,856
Goodwill	89,242	89,242
Intangible assets	61,600	61,599
Restricted cash	824	750
Deferred income taxes	957	—
Other assets.	5,067	4,883
Total assets	$303,767	$328,961
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,000	$2,600
Short-term debt	21,832	31,924
Accounts payable	16,286	19,040
Accrued expenses	24,056	25,353
Income taxes payable	15,038	4,203
Total current liabilities	86,212	83,120
Deferred income taxes	160	6,358
Long-term debt, excluding current portion	23,500	41,993
Other long-term liabilities	3,231	3,636
Total liabilities	113,103	135,107
Commitments and contingencies (notes 8 and 22)
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,712,780 and 26,472,256 shares at December 31, 2006 and 2005, respectively	2,673	2,649
Additional paid in capital	91,836	88,751
Retained earnings	191,320	200,756
Accumulated other comprehensive income	14,985	11,848
Treasury stock, at cost, 5,636,284 shares at December 31, 2006 and 2005	(110,150)	(110,150)
Total shareholders’ equity	190,664	193,854
Total liabilities and shareholders’ equity	$303,767	$328,961

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands, Except Per Share Data)

	2006	2005	2004
Net sales	$294,769	$290,031	$265,959
Cost of sales	176,666	173,712	155,389
Gross profit	118,103	116,319	110,570
Selling, general and administrative expenses	111,961	124,308	138,115
Operating income (loss)	6,142	(7,989)	(27,545)
Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(10,356)	(15,454)	(612)
Interest and investment income	566	855	3,488
Other, net	10	(326)	(694)
	(9,780)	(14,925)	2,182
Loss before income tax provision (benefit)	(3,638)	(22,914)	(25,363)
Income tax provision (benefit)	5,798	12,185	(5,363)
Net loss	$(9,436)	$(35,099)	$(20,000)
Net loss per share:
Basic	$(0.45)	$(1.69)	$(0.96)
Diluted	$(0.45)	$(1.69)	$(0.96)
Weighted average shares:
Basic	20,876,000	20,825,000	20,781,000
Diluted	20,876,000	20,825,000	20,781,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

						Accumulated Other Comprehensive Income/(Loss)
	Total	Common Stock Shares Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) on Forward Exchange Contracts/ Marketable Securities	Treasury Stock
Balance at December 31, 2003	$415,418	26,297	$2,631	$85,197	$428,704	$10,014	$(978)	$(110,150)
Comprehensive income:
Net income	(20,000)		—	—	(20,000)	—	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	5,732		—	—	—	5,732	—	—
Unrealized loss on forward exchange contracts	782		—	—	—	—	782	—
Net unrealized gain on securities available-for-sale (net of tax benefit of $23)	(162)		—	—	—	—	(162)	—
Comprehensive income	(13,648)
Share transactions under stock plans (163,764 shares)	3,513	164	17	3,496	—	—	—	—
Cash dividends ($8.20 per share)	(170,767)		—	—	(170,767)	—	—	—
Balance at December 31, 2004	234,516	26,461	2,648	88,693	237,937	15,746	(358)	(110,150)
Comprehensive loss:
Net loss	(35,099)		—	—	(35,099)	—	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(3,898)		—	—	—	(3,898)	—	—
Unrealized gain on forward exchange contracts	358		—	—	—	—	358	—
Comprehensive loss	(38,639)
Share transactions under stock plans (11,497 shares)	59	11	1	58	—	—	—	—
Cash dividends ($0.10 per share)	(2,082)		—	—	(2,082)	—	—	—
Balance at December 31, 2005	193,854	26,472	2,649	88,751	200,756	11,848		(110,150)
Comprehensive loss:
Net loss	(9,436)		—	—	(9,436)	—	—	—
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,137		—	—	—	3,137	—	—
Comprehensive loss	(6,299)
Share transactions under stock plans (240,524 shares)	2,907	241	24	2,883	—	—	—	—
Share-based compensation	202		—	202	—	—	—	—
Balance at December 31, 2006	$190,664	26,713	$2,673	$91,836	$191,320	$14,985	$—	$(110,150)

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(9,436)	$(35,099)	$(20,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,288	6,834	7,110
Amortization and write-off of deferred financing costs	3,146	6,026	—
Accounts receivable allowance	700	(131)	1,225
Provision for inventory reserve	3,425	5,072	14,178
Deferred income taxes	(7,212)	11,462	1,964
Loss on sale of Bright of America, Inc	—	—	235
Impairment charges	—	—	3,628
Share-based compensation expense	202	—	—
Other	591	432	1,572
Change in assets and liabilities net of effects from purchase of Kids Line, LLC in 2004:
Restricted cash	(11)	14,880	(15,630)
Accounts receivable	(3,080)	17,538	18,204
Income tax receivable	(59)	8,380	(11,359)
Inventories	5,636	(14,398)	(2,580)
Prepaid expenses and other current assets	638	(238)	(1,143)
Other assets	700	3,739	1,875
Accounts payable	(3,077)	5,843	1,159
Accrued expenses	(1,856)	(9,678)	(1,093)
Accrued income taxes	10,787	(38)	(3,759)
Total adjustments	15,818	55,723	15,586
Net cash provided by (used in) operating activities	6,382	20,624	(4,414)
Cash flows from investing activities:
Purchase of marketable securities and other investments	—	—	(322,770)
Proceeds from sale of marketable securities and other investments	—	—	472,689
Proceeds from sale of property, plant and equipment	2,577	16,336	4,786
Capital expenditures	(4,357)	(1,190)	(2,495)
Payment for purchase of Kids Line, LLC	—	(29)	(130,532)
Payment for purchase of Applause trade name	—	—	(7,679)
Net cash (used in) provided by investing activities	(1,780)	15,117	13,999
Cash flows from financing activities:
Proceeds from issuance of common stock	2,907	59	3,513
Dividends paid to shareholders	—	(2,082)	(170,767)
Issuance of long-term debt	60,000	53,000	125,000
Payments of long-term debt	(104,016)	(133,407)	—
Net borrowings on revolving credit facility	21,832	31,924	—
Payment of deferred financing costs	(3,009)	(3,796)	(4,988)
Net cash used in financing activities	(22,286)	(54,302)	(47,242)
Effect of exchange rate changes on cash and cash equivalents	543	(871)	4,221
Net decrease in cash and cash equivalents	(17,141)	(19,432)	(33,436)
Cash and cash equivalents at beginning of year	28,667	48,099	81,535
Cash and cash equivalents at end of year	$11,526	$28,667	$48,099
Cash paid during the year for:
Interest expense	$5,692	$9,426	$85
Income taxes	$2,679	$2,455	$7,581

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Note 1—Description of Business

Russ Berrie and Company, Inc. and subsidiaries (the “Company”) is a leading designer, importer, marketer and distributor of gift and infant and juvenile consumer products. The Company currently operates in two segments: (i) its gift business and (ii) its infant and juvenile business.

The Company’s gift segment designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and independent distributors. The Company’s gift products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, broad marketing of its products, efficient distribution, high product quality and commitment to customer service.

The Company’s infant and juvenile segment designs, manufactures through third parties and markets products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. The infant and juvenile segment consists of Sassy, Inc. (“Sassy”), acquired in 2002, and Kids Line LLC (“Kids Line”), acquired in 2004. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, after elimination of inter-company accounts and transactions.

Business Combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires that the purchase method of accounting be used, and that certain other intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. The Company applied SFAS No. 141 with respect to its acquisition of Kids Line LLC during December 2004.

Revenue Recognition

The Company generally recognizes revenue at point of shipment, which is when persuasive evidence of a sales arrangement exists, title and risk of loss has passed to its customers, the selling price is fixed and determinable, and collectability is reasonably assured.

Cost of Sales

The most significant components of cost of sales are cost of the product, including inbound freight charges, duty, packaging and display costs, labor, depreciation, any inventory adjustments, purchasing and receiving costs, product development costs and quality control costs.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Advertising Costs

Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 amounted to $584,000, $641,000, and $1,887,000 respectively.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, the Company has estimated that the carrying amount of accounts receivable, accounts payable and accrued expenses approximates fair value. The carrying value of the Company’s short-term and long-term debt approximates fair value as the debt was incurred recently (as of March 2006) and bears interest at a variable market rate.

Cash and Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and approximate fair market value.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimates losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost or market value. Cost is determined using the weighted average cost method.

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

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

Restricted Cash

Restricted cash classified as a long-term asset on the accompanying balance sheet at December 31, 2006 and 2005 represents cash collateral related to a long-term lease.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

All of the Company’s goodwill, and all of the Company’s indefinite life intangibles except for the APPLAUSE® trade name, relate to the purchase of Sassy, Inc. in 2002 and Kids Line LLC in 2004, which together comprise the Company’s infant and juvenile segment (see Note 21). The Company tests goodwill for impairment on an annual basis as of its year end. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting units’ fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairments loss.  In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. There was no goodwill impairment in 2006, 2005 and 2004.

Intangible assets with indefinite lives other than goodwill are tested annually for impairment and the appropriateness of the indefinite life classification, or more often if changes in circumstances indicate that the carrying amount may not be recoverable. In testing for impairment, if the carrying amount exceeds the fair value of the assets, an impairment loss is recorded in the amount of the excess. The Company uses a present value analysis to estimate the fair value.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

Foreign Currency Translation

Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries’ financial statements, for which the local currency is the functional currency, are recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions are included in investment and other income—net.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” as disclosed in Note 13. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established where expected future taxable income, the reversal of deferred tax liabilities and development of tax strategies does not support the realization of the deferred tax asset.

The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

Earnings Per Share

The Company presents both basic and diluted earnings per share in the Consolidated Statements of Operations in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share (“EPS”) are calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (stock options) using the treasury stock method, except when the effect would be anti-dilutive. As of December 31, 2006, 2005 and 2004, the Company had 1,516,740, 1,769,238 and 856,149 stock options outstanding, respectively, that were excluded from the computation of diluted EPS in that they would be anti-dilutive due to the loss the Company incurred in 2006, 2005 and 2004. (see Note 14)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of property, plant and equipment, goodwill and other intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; and accruals for income taxes and litigation. Actual results could differ from these estimates.

Comprehensive Income

The Company presents the information required by SFAS No. 130, “Reporting Comprehensive Income”, in the Consolidated Statements of Shareholders’ Equity.

Accounting for Forward Exchange Contracts

The Company enters into forward exchange contracts to hedge the effects of foreign currency on inventory purchases. In 2006 and 2005, the Company accounted for its forward exchange contracts as an economic hedge, with subsequent changes in the forward exchange contract’s fair value recorded as foreign currency gain (loss) (included in other income (expense)). In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) in 2004, the Company treated these forward exchange contracts as cash flow hedges.

Share- Based Compensation

At December 31, 2006, the Company had share-based employee compensation plans which are described more fully in Note 18. On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their grant date fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Therefore, the financial statements for prior years have not been restated. Prior to January 1, 2006, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, for 2005 and 2004 no compensation cost were recognized for the options granted under the Company’s stock plans or otherwise, except for the effect of Financial Accounting Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” related to options repriced in 2000, the effect of which was immaterial in 2006, 2005 and 2004.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” that provides an elective alternative transition method to paragraph 81 of SFAS 123R of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “hypothetical APIC Pool”). The Company has elected to use the alternative short-cut method to compute the hypothetical APIC pool, as permitted by FSP 123R-3.

Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company’s Common Stock at

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

the close of business on December 28, 2005 (“Underwater Options”) which had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options (to purchase approximately 1,497,000 shares of the Company’s common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005. Of the options accelerated, approximately 120,000 options were held by non-employee directors, approximately 868,000 were held by officers of the Company and the balance were held by other employees of the Company. Because the company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25  prior to January 1, 2006, and because these options were priced above the then current market price, the acceleration of vesting of these options did not require accounting recognition in the Company’s financial statements. The options were accelerated to reduce the financial statement expense impact in 2006 and beyond of a new accounting standard (SFAS No. 123(R), “Share Based Payment”) for stock based compensation. Management believes that accelerating the vesting of these options prior to the adoption of the new accounting standard resulted or will result in the Company not being required to recognize compensation expense in 2006 in the amount of approximately $1.6 million (pre-tax) and in subsequent years through 2010 of approximately $3.7 million (pre-tax).

As a result of the aforementioned, the effect of the provisions of SFAS No. 123R on the Company’s 2006 consolidated financial statements relate only to the options granted in 2006 (150,000 options granted on November 1, 2006), and the effect of SFAS No. 123R on the Company’s employee stock purchase plan (see note 18) which, in an aggregate, resulted in a charge to compensation expense of $202,000 during 2006.

Had compensation cost for the Company’s stock options been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date for 2005 and 2004, the Company’s pro forma net loss and related per share amounts would have been as set forth below (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net loss—as reported	$(35,099)	$(20,000)
Deduction for stock-based compensation expense—pro forma	3,063	255
Net loss—pro forma	$(38,162)	$(20,255)
Net loss per share (basic)—as reported	$(1.69)	$(0.96)
Net loss per share (basic)—pro forma	$(1.83)	$(0.97)
Net loss per share (diluted)—as reported	$(1.69)	$(0.96)
Net loss per share (diluted)—pro forma	$(1.83)	$(0.97)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 consolidated financial statement presentation.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Recently Issued Accounting Standards

On January 1, 2006, the start of the first quarter of fiscal 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date.  Results for prior periods have not been restated. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s consolidated statements of operations as all stock options had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, we had elected to continue to apply the intrinsic-value-based method of APB No. 25, described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure.” The effect of the adoption is discussed in Note 18.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will adopt FIN 48 as of January 1, 2007, and management believes that the impact of the adoption FIN 48 will not be material to the Company’s consolidated financial postion or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s  fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (SAB 108”). SAB 108 clarifies the staff’s view regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants must  quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material. SAB 108 allows registrants to adjust prior year financial statements for errors in the carrying

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

amount of assets and liabilities as of the beginning of this fiscal year that were immaterial under a company’s previous method for evaluating errors but are material under the method prescribed by SAB 108, with an offsetting adjustment being made to the opening balance of retained earnings. The Company adopted SAB 108 as of December 31, 2006. The Company reviewed and evaluated the prior unadjusted financial statement misstatements using both the balance sheet and income statement approaches, and has determined that none had a material effect on the current year individually or in the aggregate. As a result, there was no financial statement effect as a result of the adoption of SAB 108.

Note 3—2004  Acquisition

In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”). At closing, the Company paid approximately $130.6 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement includes the potential payment of contingent consideration (the “Earnout Consideration”). The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ending November 30, 2007). The Agreed Enterprise Value shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending November 30, 2007 and (ii) the applicable multiple (ranging form zero to eight) as set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, 90% of the estimated Earnout Consideration is due in December 2007, and any remaining portion earned, following the determination of the final Agreed Upon Enterprise Value, is due in January 2008. The Company cannot currently determine the precise amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement. However, based on current projections, the Company anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period. The amount of the Earnout Consideration will be charged to goodwill. The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement (described below) will be sufficient to fund the payment of the Earnout Consideration. However, there can be no assurance that unforeseen events or changes in the Company’s business would not have a material adverse impact on our ability to pay the Earnout Consideration and therefore on the Company’s liquidity. As described in Note 8 (Section 1.A and 1.E) below, the Infantline Borrowers (defined below) have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in place of the Company.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2004 assumes the acquisition of Kids Line LLC occurred as of January 1, 2004.

Year Ended December 31,
(in thousands)	2004
Net sales	$326,066
Net income	(13,879)
Net income per share:
Basic	$(0.67)
Diluted	$(0.67)

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

Note 4—Goodwill and Intangible Assets

The significant components of intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	December 31, 2006	December 31, 2005
MAM distribution agreement and relationship	Indefinite life	$10,400	$10,400
Sassy trade name	Indefinite life	7,100	7,100
Applause trade name	Indefinite life	7,646	7,646
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
Other intangible assets	4.4 years	54	53
Total intangible assets		$61,600	$61,599

Other intangible assets as of December 31, 2006 includes the Kids Line and Sassy non-compete agreements, which are being amortized over four and five years, respectively, and a patent. Amortization expense was $29,000, $295,000 and $107,000 in 2006, 2005 and 2004, respectively. Estimated amortization expense for the fiscal years ending December 31, 2007 to December 31, 2009 is $29,000, $18,000 and $7,000, respectively.

All of the Company’s goodwill is in the infant and juvenile segment and resulted from the acquisition of Kids Line, LLC in 2004, and Sassy in 2002.

Note 5—Financial Instruments

Marketable Securities and Other Investments

During 2004, the Company liquidated its marketable securities such that as of December 31, 2006 and 2005, the balance was zero. The liquidation in 2004 resulted in realized gains on sales of available-for-sale

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

marketable securities of $839,000 for the year ended December 31, 2004. The proceeds from the liquidation were used to pay a special $7.00 per share dividend (See Note 24—Dividends) during the year ended December 31, 2004.

Foreign Currency Forward Exchange Contracts

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At December 31, 2006, the Company’s forward contracts had expiration dates which range from one to nine months.

Prior to 2005, these contracts were treated as cash flow hedges under SFAS 133. In 2005, the Company accounted for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the statements of operations. At December 31, 2006 and 2005, an unrealized gain of $14,000 and an unrealized loss of $161,000, respectively, relating to forward contracts are included in accrued expenses in the Consolidated Balance Sheets.

The Company had forward contracts to exchange British pounds sterling, Canadian dollars and Australian dollars for United States dollars with notional amounts of approximately $5.9 million and approximately $3.3 million as of December 31, 2006 and 2005, respectively. The Company had forward contracts to exchange United States dollars to Euros with notional amounts of approximately $2.3 million and approximately $6.4 million as of December 31, 2006 and 2005, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Concentrations of Credit Risk

As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution.

The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for approximately 20% and 18% of the consolidated net sales of the Company for 2006 and 2005, respectively, and approximately 39% and 40% of the net sales of the infant and juvenile segment for 2006 and 2005, respectively. The loss of this customer, or a significant reduction in the volume of business conducted with such customer, could have a material adverse impact on the Company. The Company’s infant and juvenile segment is dependent on several other large customers, the loss of one or more of which could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales. See Item 1A, “Risk Factors.”

U.K. Accounts Receivable, Trade

On December 30, 2005, Russ Berrie (U.K.) Limited (“Russ UK”) entered into a Framework Agreement (“the A/R Agreement”) with Barclays Bank PLC (“Barclays”), pursuant to which Russ UK sold to Barclays all existing and future accounts receivable created during the term of the A/R Agreement,

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

subject to an aggregate maximum facility limit of £6.0 million (approximately $10.2 million) outstanding at any time. For each transaction at the election of the Company, Barclays advances to Russ UK 75% of the value of the eligible accounts receivable, subject to reduction under certain circumstances and applicable reserves, in advance of their due dates. The remaining portion of the accounts receivable sold, including the full amount of any receivables not eligible for advance, less fees and expenses owing to Barclays, is paid to Russ UK upon collection of the related receivable. The amount due from Barclays, which is included in prepaid expenses and other current assets as of December 31, 2006 and 2005, is $6.9 million and $4.9 million, respectively.

The term of the A/R Agreement is one year with automatic renewals for additional one year periods unless either party provides advance notice of its intention to terminate. A one-time fee of £30,000 (approximately $50,000) was payable at closing and facility fees of £1,750 (approximately $3,000) are due monthly. The discount on the sold receivables is calculated monthly on the net advance balance at month end at the rate of Barclays’ base rate plus 1.5%, which amounts were $113,000 and $1,000 for the years ended December 31, 2006 and 2005, respectively.

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

Note 6—Inventory Reserves

The Company values inventory at the lower of cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records inventory at the lower of cost or market based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. At December 31, 2006 and 2005 the balance of the inventory reserve was approximately $8.3 million and $11.2 million, respectively. In connection with its previously announced domestic gift restructuring plan, the Company conducted a comprehensive review of its gift product line to identify product categories and individual items that did not fit into its future sales and marketing plans. As a result of these reviews, an additional inventory write-down of $4.2 million (pre-tax) was recorded in 2005, and an additional write-down of $1.2 million (pre-tax) was recorded in 2006. The Company has sold, or is selling, substantially all of this inventory through other than its normal sales channels. Although the Company does not anticipate further material inventory write-downs at this time, a significant change in demand for the Company’s products or the identification of additional product items or categories that do not fit into the Company’s future plans could result in a change in the amount of excess inventories on hand.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Note 7—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Land	$690	$690
Buildings	2,070	2,070
Machinery and equipment	40,956	40,807
Furniture and fixtures	3,472	3,916
Leasehold improvements	10,848	14,393
	58,036	61,876
Less Accumulated depreciation and amortization	(44,043)	(44,020)
	$13,993	$17,856

Note 8—Debt

In connection with the Purchase of Kids Line in December 2004, the Company and certain of its subsidiaries entered into a financing agreement (the “Financing Agreement”). The Financing Agreement consisted of a term loan in the original principal amount of $125.0 million which was scheduled to mature on November 14, 2007 (the “2004 Term Loan”). The Company used the proceeds of the 2004 Term Loan to substantially finance the Purchase and pay fees and expenses related thereto. The 2004 Term Loan was repaid in full and the Financing Agreement was terminated in connection with the execution of the 2005 Credit Agreement, defined below, as of June 28, 2005. There were no fees paid as a result of the early termination of the Financing Agreement. However, during 2005, in connection with the termination of the 2004 Term Loan, the Company wrote-off the remaining unamortized balance of approximately $4.8 million in deferred financing costs.

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”). In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the Infantline Credit Agreement defined below, which is part of the LaSalle Refinancing. The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement. In addition, in 2006, the Company wrote-off approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, U.S. Gift to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and its infant and juvenile business. The Assignment transaction reinforces the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct. There are no cross-default provisions between the Infantline Credit Agreement and Giftline Credit Agreement (which are described below).

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Long-term debt at December 31, 2006 and 2005 consists of the following (in thousands):

	December 31,
(in thousands)	2006	2005
Term Loan A (2005 Credit Agreement)	—	$4,593
Term Loan B (2005 Credit Agreement)	—	40,000
Term Loan (2006 Infantline Credit Agreement)	$32,500	—
	32,500	44,593
Less current portion	9,000	2,600
Long-term debt	$23,500	$41,993

The aggregate maturities of long-term debt at December 31, 2006 are as follows (in thousands):

2007	$9,000
2008	11,500
2009	12,000
Total	$32,500

At December 31, 2006 there was approximately $19.7 million borrowed under the Infantline Revolving Loan and approximately $2.1 million borrowed under the Giftline Revolving Loan, all of which is classified as short-term debt.

1. The LaSalle Refinancing—Effective March 14, 2006

A. The Infantline Credit Agreement

On March 14, 2006 (the “Closing Date”), as amended as of December 22, 2006 (discussed below), Kids Line, LLC (“KL”), as amended as of December 22, 2006 (discussed below) and Sassy, Inc. (“Sassy”, and together with KL, the “Infantline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended, the “Infantline Credit Agreement”). Unless otherwise specified herein, capitalized terms used but undefined in this Note 8, Section 1.A to the consolidated financial statements shall have the meanings ascribed to them in the Infantline Credit Agreement.

The commitments under the Infantline Credit Agreement (the “Infantline Commitments”) consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”). The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing. As of December 31, 2006, the outstanding balance on the Revolving Loan was $19.8 million and the outstanding balance on the Term Loan was $32.5 million. As of December 31, 2006, the Company had availability under this Revolving Loan of $11.3 million and had a total of $500,000 outstanding under its letter of credit facility.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

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

As of December 22, 2006 the Infantline Credit Agreement was amended (the “First Amendment”) to permit the repayment and subsequent reborrowing of up to $20 million under the Term Loan, which is intended to enable the Infantline Borrowers to continue to utilize cash flows expected to be generated from operations to repay debt until the Earnout Consideration becomes due. The Company currently anticipates that cash flows from operations and anticipated availability under the Infantline Credit Agreement will be sufficient to fund the payment of the Earnout Consideration. The Company currently anticipates the Earnout Consideration (as further discussed in Note 3) to be approximately $30 million.

Pursuant to the First Amendment, the Infantline Borrowers borrowed $20 million under the Revolving Loan, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20 million of the Term Loan. The lenders agreed to provide an additional Term Loan reborrowing commitment (the “TR Commitment”) of an aggregate maximum principal amount of $20 million, which amounts may only be reborrowed during specified periods and only to fund the payment of the Earnout Consideration. Pursuant to the First Amendment, the Infantline Borrowers will pay a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts. Further detail with respect to the First Amendment can be found in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2006.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans. The applicable interest rate margins as of December 31, 2006 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2006 were as follows:

	At December 31, 2006
	LIBOR Loans	Base Rate Loans
Infantline Revolver	7.11%	8.50%
Infantline Term Loan	7.18%	8.50%

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

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

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the “Infantline Financial Covenants”): (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation. In addition, upon the occurrence of an event of default under the credit agreement the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable .

As of December 31, 2006, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

The Infantline Credit Agreement contains significant limitations on the ability of the Infantline Borrowers to distribute cash to Russ Berrie and Company, Inc. (“RB”), which became a corporate holding company by virtue of the Assignment, for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB’s corporate overhead expenses, including a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses.

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

B. The Giftline Credit Agreement

On March 14, 2006 as amended on April 11, 2006, August 8, 2006, and December 28, 2006, U.S. Gift and other specified wholly-owned domestic subsidiaries of the Company (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”). Unless otherwise specified herein, capitalized terms used but undefined in this Note 8, Section 1.B to the consolidated financial statements shall have the meanings ascribed to them in the Giftline Credit Agreement.

The Giftline Credit Agreement, as amended, consists of a maximum revolving credit loan commitment in an amount equal to the lesser of (i) $15.0 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a subfacility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Third Amendment also amended the definition of Revolving Loan Availability so that it now equals the lesser of (i) $13.5 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Loan Agreement. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of December 31, 2006, the outstanding balance on the Giftline Revolver was $2.1, million and the outstanding balance on the Canadian Revolving Loan (see Section 1.C below) was $0. At December 31, 2006, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $10.2 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of December 31, 2006 were 2.50% for LIBOR Loans and 0.25% for Base Rate Loans. As of December 31, 2006, the interest rate was 8.50% for the one outstanding Base Rate loan.

In connection with the execution of the Giftline Credit Agreement, the Infantline Borrowers paid (on behalf of the Giftline Borrowers) aggregate closing fees of $0.15 million and an aggregate agency fee of $20,000. Aggregate agency fees of $20,000 will be payable by the Giftline Borrowers on each anniversary of the Closing Date. Pursuant to the Third Amendment, the Giftline Revolver is subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations), ranging from 0.375% to 0.50% for unused amounts under the Giftline Revolver, and an annual letter of credit fee ranging from 2.00% to 2.75%. Other fees are as described in the Giftline Credit Agreement.

Receivable and disbursement bank accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts will be swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. The Giftline Credit Agreement originally contained the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ending September 30, 2006. The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5,000,000 to $3,500,000. The Third Amendment also amended the definition of Revolving Loan Availability so that it now equals the lesser of (i) $13,500,000 and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Loan Agreement. As of December 31, 2006, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to reimburse for its allocable portion of corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter, of which approximately $3.9 million was paid in 2006. The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result therefrom and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver. The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement. As of December 31, 2006, the amount of capital contributions made after December 28, 2006 by RB under this provision of the Third Amendment to the Giftline Borrowers was $3.0 million.

In order to secure the obligations of the Giftline Borrowers, the Giftline Borrowers pledged and have granted security interests to the Administrative Agent in substantially all of their existing and future personal property, and each Giftline Borrower guaranteed the performance of the other Giftline Borrowers under the Giftline Credit Agreement. In addition, RB provided a limited recourse guaranty of the obligations of the Giftline Borrowers under the Giftline Credit Agreement. This guarantee is secured by a lien on the assets intended to be assigned to U.S. Gift pursuant to the Assignment. RB also pledged 100% of the equity interests of each of the Giftline Borrowers and 65% of its equity interests in certain of its First Tier Foreign Subsidiaries to the Administrative Agent (the “Giftline Pledge Agreement”). The Giftline Pledge Agreement contains substantially similar limitations on the activities of RB as is set forth in the Infantline Pledge Agreement.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the LaSalle Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement. There were no borrowings under the Canadian Revolving Loan as of December 31, 2006.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin. As of December 31, 2006, there were no Base Rate or Libor Loans outstanding.

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

E. Earnout Security Documents

All capitalized terms used but undefined in this Note 8, Section 1.E to the consolidated financial statements, shall have the meanings ascribed to them in the Giftline Credit Agreement.

As has been reported in the 2005 Form 10-K, the Company was obligated to pay the Earnout Consideration under the Kids Line Purchase Agreement. Pursuant to the Letter Agreement dated March 14, 2006 between the Infantline Borrowers and California KL Holdings, Inc., and the other parties

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

thereto (the “Letter Agreement”), the Infantline Borrowers have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in the place of the Company. In connection therewith, the Earnout Security Documents have been amended to effect the partial release of the Company as obligor and the full release of the security interests granted thereunder by any Giftline Borrowers. To secure the obligations of the Infantline Borrowers to pay the Earnout Consideration, the Infantline Borrowers have granted a subordinated lien on substantially all of their assets, on a joint and several basis, and RB has granted a subordinated lien on the equity interests of each of the Infantline Borrowers to the Earnout Sellers Agent. All such security interests and liens are subordinated to the senior indebtedness of the Infantline Borrowers arising under the Infantline Credit Agreement. The Earnout Consideration is not secured by the Giftline Borrowers or their assets or equity interests. The Company cannot currently determine the precise amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement. However, based on current projections, the Company anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period. The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement will be sufficient to fund the obligation to pay the Earnout Consideration. The amount of the Earnout Consideration will be charged to goodwill.

2.   2005 Credit Agreement—Effective June 28, 2005 through March 13, 2006

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

The principal of Term Loan A was due in equal monthly installments of approximately $0.2 million (subject to reduction by prepayments), to be made on the last day of each month (commencing July 31, 2005). As of December 31, 2005, the interest rate on the base rate loan was 8.0% and the LIBOR Loan was 5.98%.

In connection with the execution of the 2005 Credit Agreement and the Canadian Credit Agreement (described below), the Company recorded approximately $2.3 million of deferred financing costs which were included in “other assets” at December 31, 2005 and were being amortized over the five-year period of the Commitments. The unamortized balance of these deferred financing costs was written off in the first quarter of 2006 as a result of the LaSalle Refinancing in March 2006.

The 2005 Credit Agreement contained certain financial covenants and certain restrictions on the payment of dividends and the Earnout Consideration. As of December 31, 2005, the Company was not in compliance with the “Total Debt to EBITDA Ratio” covenant in the 2005 Credit Agreement. However,

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

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

The Canadian Revolving Loan bears interest at a rate per annum equal to the sum of (x)(i) the Base Rate or the Canadian Base Rate (as defined in the Canadian Credit Agreement), at the option of Amrams (for Base Rate Loans) or (ii) the LIBOR Rate (for LIBOR Loans) plus (y) an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio. The interest rate as of December 31, 2005 was 7.25%. The Canadian Credit Agreement was amended in connection with the execution of the 2006 Credit Agreements, as described above.

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

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Payroll and incentive compensation	$5,578	$3,777
Rebates	4,184	2,340
Other(a)	14,294	19,236
Total	$24,056	$25,353

(a)—No item exceeds five percent of current liabilities.

Note 10—Restructuring and Related Costs

During 2006, the Company continued restructuring efforts with respect to its domestic gift business to reduce expenses, right-size the infrastructure consistent with current business levels, and re-align domestic gift operations to better meet the needs of different distribution channels. During 2006, the Company recorded restructuring charges of $4.2 million. Restructuring charges incurred for the U.S. operations in 2006 totaled approximately $1.6 million, which consisted of severance costs related to employees at its

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Petaluma, California distribution center and additional sales and operational personnel at its Oakland, N.J. operation. International restructuring costs of approximately $2.6 million were incurred in 2006 which were comprised primarily of severance costs. The Company also incurred a one time charge of $1.3 million during 2006, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations, in connection with the relocation of its distribution facility in the United Kingdom, primarily related to the write-off of fixed assets and moving costs.

The Company reassesses the reserve requirements under its restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below (in thousands):

	Employee	Facility
	Separation	Exit Cost	Total
Balance @ December 31, 2003	$488	$87	$575
2004 Provision	7,119	—	7,119
Less Payments	3,762	67	3,829
Additional Cost Incurred	90	—	90
Balance @ December 31, 2004	3,935	20	3,955
2005 Provision	2,892	181	3,073
Less Payments	5,196	128	5,324
Additional Cost Incurred	100	58	158
Balance @ December 31, 2005	1,731	131	1,862
2006 Provision	4,224	—	4,224
Less Payments	4,914	66	4,980
Balance @ December 31, 2006	$1,041	$65	$1,106

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

In the fourth quarter of 2005, the Company evaluated the recoverability of such assets and determined that the likelihood of utilizing them was remote due to the lack of actual usage during 2005. Therefore, the Company wrote off the remaining value of the credits of $1,680,000 at December 31, 2005.

Note 13—Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

(Loss) income before income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States	$1,945	$(22,633)	$(25,027)
Foreign	(5,583)	(281)	(336)
	$(3,638)	$(22,914)	$(25,363)

Income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current
Federal	$10,292	$(1,275)	$(9,322)
Foreign	1,121	1,924	454
State	1,597	74	402
	13,010	723	(8,466)
Deferred
Federal	(6,796)	10,460	2,650
Foreign	147	51	232
State	(563)	951	221
	(7,212)	11,462	3,103
	$5,798	$12,185	$(5,363)

The current tax expense is primarily related to an increase in tax reserves reflecting management’s current estimates regarding certain tax exposures, and related interest. The Company also recorded a related deferred tax benefit, which was partially offset by an increase in the deferred tax valuation allowance, related to foreign tax credit and net operating loss (“NOL”) carryforwards which are available to offset any tax that might arise from these tax contingencies.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

A reconciliation of the provision (benefit) for income taxes with amounts computed at the statutory Federal rate is shown below (in thousands):

	Years Ended December 31,
	2006	2005	2004
Tax at U.S. Federal statutory rate	$(1,273)	$(8,020)	$(8,876)
State income tax, net of Federal tax benefit	672	666	(706)
Foreign rate differences	758	(296)	(205)
Gain/loss adjustment	168	(504)	212
Foreign exchange	—	634	—
Charitable contributions	(111)	(103)	(162)
Tax advantaged investment income	(59)	(59)	(477)
Change in valuation allowance affecting income tax expense	5,357	13,771	1,803
Tax on foreign dividends	118	7,081	3,355
Other, net	168	(985)	(307)
	$5,798	$12,185	$(5,363)

The Company had a United States federal income tax receivable of $1,046,000 as of December 31, 2006 as a result of foreign tax credit carry-backs generated in the calendar year ended December 31, 2004. The Company received this refund during the first quarter of 2007. The Company received a United States federal income tax refund of $8,393,000 during 2005 as a result of a net operating loss carry-back generated in the calendar year ended December 31, 2004. The Internal Revenue Service completed its audit of the Company’s 2002 federal income tax return during the first quarter of 2006. The Company has additional tax receivables related to overpayment of the estimated taxes in Canada of approximately $302,000, and tax refunds associated with net operating loss carrybacks in Europe of approximately $851,000.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, were as follows (in thousands):

	December 31,
	2006	2005
Assets (Liabilities)
Deferred tax assets:
Inventory	$2,421	$3,336
Accruals / reserves	2,923	3,169
Foreign tax credit carryforward	13,115	9,071
Charitable contributions carryforwards	3,644	3,383
Prepaid expenses	1,699	655
Deferred gain on sale of building	726	817
State net operating loss carryforwards	2,285	869
Federal net operating loss carryforwards	3,678	—
Foreign net operating loss carryforwards	5,740	2,485
Foreign impairment loss on fixed assets	—	508
Depreciation—foreign	826	284
Other	1,128	1,627
Gross deferred tax asset	38,185	26,204
Less: valuation allowance	(22,151)	(18,017)
Net deferred tax asset	16,034	8,187
Deferred tax liability:
Depreciation and amortization	(9,841)	(6,567)
Receivable from sale of business	(534)	(598)
Unrepatriated earnings of foreign subs	(2,485)	(5,055)
Other	(46)	(51)
	(12,906)	(12,271)
Total net deferred tax asset (liability)	$3,128	$(4,084)

At December 31, 2006 and 2005, the Company has provided total valuation allowances of $22,151,000 and $18,017,000, respectively, on those deferred tax assets for which management has determined that it is more likely than not that such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. The valuation allowance increased $4,134,000 in 2006 and $15,291,000 in 2005. At December 31, 2006, the Company had foreign net operating loss carryforwards aggregating $19,026,000 which expire at the earliest in 2019 with the balance of the carryforwards being indefinite.

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings. At December 31, 2006 and 2005, the Company has recorded a deferred tax liability of $2,485,000 and $5,055,000, respectively, related to the repatriation of its foreign subsidiaries’ undistributed earnings that it is no longer treating as permanently reinvested due to the Company’s recent history of repatriation of

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

earnings. The liability decreased related to foreign net operating losses incurred in its European operations. The Company has sufficient foreign tax credit carryforwards to offset this deferred tax liability.

Note 14—Weighted Average Common Shares

The weighted average common shares outstanding included in the computation of basic and diluted net loss per share is set forth below (in thousands):

	Years Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding	20,876	20,825	20,781
Dilutive effect of common shares issuable	—	—	—
Weighted average common shares outstanding assuming dilution	20,876	20,825	20,781

All stock options outstanding (see note 18) at December 31, 2006, 2005 and 2004 to purchase shares of common stock were excluded from the computation of earnings per common share as they were anti-dilutive.

Note 15—Related Party Transactions

The Company’s facilities in Oakland, New Jersey (until its sale to an unaffiliated third party in January 2006), South Brunswick, New Jersey (until its sale to an unaffiliated third party in January 2007) and Southampton, England (until its sale to an unaffiliated third party in October 2006) were leased from parties related to the late Russell Berrie, entities established by him, or his estate. Rental expense under these leases during the period that they were related party transactions for the years ended December 31, 2006, 2005 and 2004 were $3,781,000, $5,959,000 and $5,753,000, respectively.

Since 1983, the Company had been a guarantor of a loan agreement, pursuant to which a bond was issued in the principal amount of $7.0 million to finance the construction of one of the leased properties. In connection therewith, in 1983, the Company caused the issuance of a letter of credit in an amount of approximately $7.4 million (and on March 14, 2006, caused the issuance of a back-stop letter of credit in the same amount) to secure such payment obligations, and had granted a security interest on accounts receivable and inventory of the Company up to $2.0 million to secure its obligations under its guarantee and the Amended and Restated Letter of Credit Reimbursement Agreement (“L/C RA”) executed in connection therewith. On April 3, 2006, the Estate of Mr. Russell Berrie (with funds provided by Ms. Berrie) redeemed such bonds. As a result, the Company’s obligations under the guarantee discussed above (as well as the L/C RA, all letters of credit and related security interests) have been terminated.

Certain of the Company’s investments were previously managed by Bear, Stearns & Co. Inc. (“Bear Stearns”) a firm of which a former Director of the Company (who served as a Director until August 9, 2006) is a Vice-Chairman. Since December 31, 2004, there have been no investments with the firm. In addition, from time to time, the Company consults with or engages Bear Sterns to provide financial consulting services, including advice relating to potential acquisitions. In 2004, $1,775,000 was paid to Bear Stearns for such services. No amounts were paid to Bear Stearns for 2005 or 2006.

During 2006 and 2005, the Company paid approximately $310,000 and $653,000, respectively, to Wilentz, Goldman & Spitzer, P.A. (“Wilentz”), a law firm that provided legal services to the Company.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Mr. Myron Rosner, who was deemed to beneficially own more than five percent of the Company’s Common Stock prior to the sale of the Russell Berrie Foundation’s shares in the Company in August 2006, was a shareholder and director of Wilentz until January 2005, when he became Of Counsel to Wilentz.

Note 16—Leases

At December 31, 2006, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from three months to 16 years.

Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $7.9 million, $8.6 million and $7.8 million, respectively.

The approximate aggregate minimum future rental payments as of December 31, 2006 under operating leases are as follows (in thousands):

2007	$6,670
2008	6,065
2009	5,432
2010	4,718
2011	4,233
Thereafter	13,706
Total	$40,824

Effective as of December 7, 2005, Amram’s entered into a Sale Agreement, with Bentall Investment Management LP (“Bentall”) as purchaser (the “Sale-Leaseback Agreement”), pursuant to which Amram’s agreed to sell its principal facility located in Brampton, Ontario (Canada) (the “Facility”) to Bentall for an aggregate purchase price of $10.2 million Canadian dollars (approximately US $8.8 million). The sale closed on December 29, 2005. In accordance with the terms of the Sale-Leaseback Agreement, on December 29, 2005, Amram’s entered into a lease agreement of approximately ten years at an annual net rental ranging over the term from approximately $737,498 Canadian dollars to $769,206 Canadian dollars (approximately U.S. $632,773 to $659,979), payable monthly in advance, plus applicable taxes and defined operating costs (the “Amram’s Lease”). The Amram’s Lease is also subject to a management fee of 2% of the minimum annual rental, subject to adjustment as set forth therein. Amram’s has the option of extending the 10-year term for one additional term of 5 years, at then-market rental rates. The gain on the Sale-Leaseback of approximately $4.0 million was deferred and will be recognized as income over the term of the lease. As of December 31, 2006 the deferred gain of the sale-leaseback was approximately $3.6 million.

Note 17—Stock Repurchase Program

In March 1990, the Board of Directors authorized the Company to repurchase an aggregate of 7,000,000 shares of common stock. As of December 31, 2006 and 2005, 5,643,284 shares had been repurchased since the beginning of the Company’s stock repurchase program. During the twelve months ended December 31, 2006, the Company did not repurchase any shares pursuant to this program or otherwise.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Note 18—Shareholders’ Equity

Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values (see Note 2).

As further described in Note 2, effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company’s Common Stock at the close of business on December 28, 2005 (“Underwater Options”) which had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options (to purchase approximately 1,497,000 shares of the Company’s common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005. Consequently, the effects of SFAS No. 123R on the Company’s 2006 consolidated financial statements relate only to the options granted in 2006 (150,000 options granted on November 1, 2006), and the effect of SFAS No. 123R on the Company’s employee stock purchase plan. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the year ended December 31, 2006 under SFAS No. 123R was $202,000. The Company’s loss before provision for income taxes for the year ended December 31, 2006 was $3,638,000 and $202,000 lower than if the Company had continued to account for share-based compensation under APB No. 25.

SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those stock options (excess tax benefits) to be classified as financing cash flows. For the year ended December 31, 2006, there was no excess tax benefit recognized from share-based compensation costs because the Company was not in a taxable income position in 2006.

As of December 31, 2006, the total remaining unrecognized compensation cost related to the 150,000 non-vested stock options, net of forfeitures (of which there were none pertaining to these non-vested options), was approximately $693,000 and is expected to be recognized over a weighted-average period of 4.83 years.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

The fair value of options granted under stock option plans or otherwise is estimated on the date of grant using a Black-Scholes options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of stock options represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option. The assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
Stock Options Outstanding
Dividend yield	0.0%	2.00%	4.87%
Risk-free interest rate	4.52%	3.83%	3.40%
Volatility	36.5%	34.0%	32.90%
Expected term (years)	4.7	4.7	3.9
Weighted-average fair value of options granted	$5.77	$4.12	$4.38

Stock Plans

The Company currently maintains the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”) and the Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). As of December 31, 2006 there were 1,513,720 shares of common stock reserved for issuance under the 2004 Option Plans and the 2004 ESPP.   The Company also continues to have options outstanding under the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the “Predecessor Plans”).

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

The exercise price for options issued under the 2004 Option Plan and the Predecessor Plans is generally equal to the closing price of the Company’s common stock as of the date the option is granted, except for 280,799 options granted in 2000 which were repriced to the closing price of the Company’s stock effective February 29, 2000 and at $2.00 above the closing price of the Company’s stock price effective February 29, 2000 for the Company’s 1999 Stock Plan for Outside Directors. Generally, stock options under the 2004 Option Plan and the Predecessor Plans vest over a period ranging from one to five years from the grant date unless otherwise stated by the specific grant. Options generally expire 10 years from the date of grant. See Note 2 of Notes to Consolidated Financial Statements for information on the acceleration of certain vesting provisions. Activity regarding outstanding options for 2006, 2005 and 2004 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2003	789,669	$22.31
Options Granted	1,203,288	26.56
Options Exercised	(1,086,064)	30.69
Options Forfeited / Cancelled	(50,744)	33.38
Outstanding as of December 31, 2004	856,149	23.11
Options Granted	1,115,000	13.02
Options Exercised	—	—
Options Forfeited / Cancelled *	(201,911)	19.62
Outstanding as of December 31, 2005	1,769,238	17.16
Options Granted	150,000	15.05
Options Exercised	(215,100)	12.37
Options Forfeited / Cancelled	(187,398)	14.29
Outstanding as of December 31, 2006	1,516,740	17.99
Option price range at December 31, 2006	$11.19 to $34.80
Option price range for exercised shares	$11.19 to $13.74
Options available for grant and reserved for future issuance at December 31, 2006	1,407,422

*                    On May 7, 2004 the Company announced that the Board of Directors authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans. The tender offer closed in June 2004 with an aggregate purchase price of approximately $844,000 paid by the Company, which was charged to compensation expense in the second quarter of 2004. In addition, during 2004, the Company purchased various options previously granted outside of the Company’s stock option plans to certain executives and members of the Board for an aggregate purchase price of $72,000, which was charged to compensation expense in the third quarter of 2004.

The aggregate intrinsic value of the outstanding options at December 31, 2006 was approximately $1.6 million. The aggregate intrinsic value of the exercisable options at December 31, 2006 was approximately $1.6 million  The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair  value at December 31, 2006 and the exercise price of each option. The intrinsic

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

value of stock options exercised for the years ended December 31, 2006, 2005 and 2004,was $567,000, $0, and $1,414,000, respectively. The Company’s policy is to issue shares from authorized shares reserved for such issuance to fulfill stock option exercises.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price
$18.500	2,305	Less than 1 Year	$18.500	2,305	$18.500
26.250	8,431	1 Year	26.250	8,431	26.250
23.625	6,564	2 Years	23.625	6,564	23.625
18.375	1,387	4 Years	18.375	1,387	18.375
30.980	6,296	5 Years	30.980	6,296	30.980
20.750	4,546	5 Years	20.750	4,546	20.750
34.800	10,233	6 Years	34.800	10,233	34.800
19.530	250,000	7 Years	19.530	250,000	19.530
22.210	400,000	7 Years	22.210	400,000	22.210
34.050	67,978	7 Years	34.050	67,978	34.050
13.050	407,000	8 Years	13.050	407,000	13.050
13.060	75,000	8 Years	13.060	75,000	13.060
13.740	45,000	8 Years	13.740	45,000	13.740
11.610	40,000	8 Years	11.610	40,000	11.610
11.520	40,000	8 Years	11.520	40,000	11.520
11.190	2,000	8 Years	11.190	2,000	11.190
15.050	150,000	9 Years	15.050	—	15.050
	1,516,740			1,366,740

The weighted average remaining life of the outstanding options as of December 31, 2006 and 2005 is 7.5 years and 8.5 years, respectively.

Employee Stock Purchase Plan

Under the ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the ESPP that has a fair market value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. As of December 31, 2006 and 2005, the ESPP had 106,298 and 131,722, respectively, shares reserved for future issuance. During the year ended December 31, 2006 there were 186 enrolled participants in the ESPP with 25,424 shares being issued. Compensation expense related to the ESPP for the year ended  December 31, 2006 was approximately $113,000.

	Employee Stock Purchase Plan
	2006	2005	2004
Exercise Price	$9.69	$9.70	$19.41
Shares Issued	25,424	11,497	6,781

The fair value of each option granted under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2006	2005	2004
Dividend yield	0.0%	1.03%	6.18%
Risk-free interest rate	4.38%	4.35%	1.31%
Volatility	50.04%	50.0%	31.00%
Expected term (years)	1.0	1.0	1.0

The Company estimates expected stock price volatility based on actual historical changes in the market value of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under the ESPP is one year, or the equivalent of the annual plan year.

Note 19—401(k) Plan

The Company and its U.S. subsidiaries maintains a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation, and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 2006, 2005 and 2004 was approximately $1,494,000, $1,408,000 and $1,585,000, respectively.

Note 20—Deferred Compensation Plan

Prior to December 31, 2005, the Company maintained a Deferred Compensation Plan (the “Plan”) for certain employees. The obligations of the Company under the Plan consisted of the Company’s unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, and (ii) notional earnings on the foregoing amounts. The obligations were payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. In December 2005, the Board of Directors of the Company authorized the discontinuation of the Plan as of December 31, 2005. The Plan assets were converted into cash as of December 31, 2005. As of December 31, 2005, the Plan assets were $0 and the Plan liabilities were $1,987,000, and are included in “Accrued Expenses” on the Company’s consolidated balance sheet. The Company made distributions of

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

pre-2005 deferrals to the Plan participants of $1,708,000 in January of 2006, including earnings credited to participant’s accounts. As of December 31, 2006, the Company had a liability under the Plan of approximately $313,000, which amount was distributed in the first quarter of 2007.

Note 21—Segment, Geographic and Related Information

The Company operates in two segments: (i) the Company’s gift business and (ii) the Company’s infant and juvenile business, which is comprised of the Company’s July 26, 2002 acquisition of Sassy, Inc. and the Company’s December 15, 2004 acquisition of Kids Line, LLC. This segmentation of the Company’s operations reflects how the Company’s Chief Executive Officer currently views the results of operations. There are no inter-segment revenues to eliminate. Corporate assets and overhead expenses are included in the gift segment. During part of 2004, the Company operated in three business segments: (i) the Company’s gift business, (ii) the infant and juvenile business and (iii) the non-core business, which included Bright of America, Inc., which was sold by the Company as of July 31, 2004.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries. The Company’s infant and juvenile businesses design and market products in a number of infant and juvenile categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products,  and consists of Sassy, Inc., since its acquisition on July 26, 2002, and Kids Line, since its acquisition as of December 15, 2004. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy specialty, food, drug and independent retailers, apparel stores and military post exchanges. The Company’s non-core business consisted of Bright of America, Inc. whose products included educational products, placemats, candles and home fragrance products until its sale as of July 31, 2004. These products were sold to customers primarily in the United States through mass marketers.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Gift:
Net sales	$147,669	$158,512	$203,854
Operating loss	(31,577)	(42,568)	(36,455)
Depreciation and amortization	4,460	5,746	6,152
Loss before income taxes	$(31,730)	$(41,948)	$(34,191)
Infant and juvenile:
Net sales	$147,100	$131,519	$57,216
Operating income	37,719	34,579	8,494
Depreciation and amortization	828	1,088	784
Income before income taxes	$28,092	$19,034	$8,420
Non-core:
Net sales	$—	$—	$4,889
Operating income	—	—	416
Depreciation and amortization	—	—	174
Income before income taxes	$—	$—	$408
Consolidated:
Net sales	$294,769	$290,031	$265,959
Operating income (loss)	6,142	(7,989)	(27,545)
Depreciation and amortization	5,288	6,834	7,110
Loss before income taxes	$(3,638)	$(22,914)	$(25,363)

Total assets of each segment were as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Gift	$98,360	$129,721
Infant and juvenile	205,407	199,240
Total	$303,767	$328,961

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

The following table represents financial data of the Company by geographic area.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Revenues:
United States	$218,637	$203,177	$171,843
Europe	36,112	43,977	46,682
Other	40,020	42,877	47,434
Total	$294,769	$290,031	$265,959
Net (Loss) Income:
United States	$(2,928)	$(32,360)	$(18,977)
Europe	(9,684)	(6,193)	(3,669)
Other	3,176	3,454	2,646
Total	$(9,436)	$(35,099)	$(20,000)
Identifiable Assets at December 31:
United States	$252,121	$271,706	$327,029
Europe	22,289	29,704	48,583
Other	29,357	27,551	35,486
Total	$303,767	$328,961	$411,098

There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States. Outside of the United States, no single country is deemed material for separate disclosure.

Concentration of Risk

Substantially all of the Company’s gift and infant and juvenile products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of the Company’s personnel. During 2006, approximately 87.4% of the Company’s products were produced in Eastern Asia, approximately 10.3% in Europe, approximately 1.3% in the United States (U.S.) and approximately 1.0% in other foreign countries. Purchases in the United States predominantly consist of displays, corrugated and retail packaging items and plastic feeding items.

The Company utilizes approximately 62 manufacturers in Eastern Asia, with facilities primarily in the People’s Republic of China (“PRC”). During 2006, approximately 87.3% of the Company’s dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

A significant portion of the Company’s staff of approximately 178 employees in Hong Kong and Korea, and the cities of Shenzhen and Qingdao in the PRC, monitor the production process with responsibility for the quality, safety and prompt delivery of the Company’s products as well as design and

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

product development. Members of the Company’s Eastern Asia staff make frequent visits to such manufacturers. Certain of the Company’s manufacturers sell exclusively to the Company. In 2006, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 20% of such purchases and the five largest suppliers accounted for approximately 48% in the aggregate. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials. See Part I—Item 1A. “Risk Factors—We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business reisks that could increase our costs or disrupt the supply of our products.”

See Note 2 above for information regarding dependence on certain large customers.  See also, Item 1A, “Risk Factors—Our infant and juvenile business is dependent on several large customers.”

Note 22—Litigation, Commitments and Contingencies

In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to its business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions that are currently pending will not materially adversely affect the consolidated results of operations, financial condition or cash flows of the Company.

In connection with the Company’s purchase of Kids Line, LLC, the aggregate purchase price includes a payment of Earnout Consideration as more fully described in Note 3. The Company cannot currently determine the precise amount of the Earnout consideration that will be required to be paid pursuant to the Purchase Agreement. However, based on current projections, the Company anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.

The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. All license agreements other than the agreement with MAM Babyartikel GmbH (which has a remaining term of four years), are for three year terms with extensions agreed to by both parties. Seveal of these license agreements require prepayments of certain minimum guarantee royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements aggregates approximately $5.1 million, of which approximately $1.3 million remained unpaid at December 31, 2006, substantially all of which is due prior to December 31, 2007. During the years ended 2006 and 2005, the Company recorded charges to cost of sales of $1.5 million and $2.3 million, respectively, against these royalty prepayments for amounts that management believed will not be realized. The Company’s total royalty expense for the years 2006, 2005 and 2004, including the aforementioned charges, was approximately $4.8 million,  $4.7 million and $0.7 million, respectively.

During 2002, Russ Berrie (UK) Limited entered into a lease with a related party for warehousing space with a 20 year term. During August 2006, Russ Berrie (UK) Limited entered into an agreement, which closed on October 31, 2006, whereby Russ Berrie (UK) Limited agreed to vacate and cancel its lease prior to the expiration of the stated term. Russ Berrie (UK) Limited subsequently entered into a new third party lease for smaller space with a term of 10 years. In connection with these transactions, the Company recorded a charge of $1.3 million in 2006, primarily related to the write off of fixed assets and moving costs.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Note 23—Quarterly Financial Information (Unaudited)

The following selected financial data for the four quarters ended December 31, 2006 and 2005 are derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented. The quarter ended December 31, 2006 includes a charge of $0.8 million before tax for a reserve against future royalty guarantees and $0.5 million charge associated with the restructuring activities, primarily related to severance. The quarter ended September 30, 2006 includes charges before tax of $1.2 million for an inventory write-down, $0.8 million for a reserve against future royalty guarantees and $1.3 million of costs associated with the relocation of the Company’s distribution in the U.K. The quarter ended June 30, 2006 includes charges before tax of  $1.0 million for charges associated with the restructuring activities, $1.2 million of consulting costs incurred in connection with the development of the PIP and the write-off of deferred financing costs of $2.5 million. The quarter ended March 31, 2006 includes charges before tax of  $2.7 million for charges associated with restructuring activities and $1.3 million of consulting costs incurred in connection with the development of the PIP. The quarter ended December 31, 2005 includes a restructuring charge of $1.4 million before tax, an inventory write-down of $4.2 million before tax, a charge of $1.7 million before tax from the write-down of barter credits, a charge of $2.3 million before tax for a reserve against future royalty guarantees for a total charge of $9.6 million before tax. In addition, the quarter ended December 31, 2005 includes a charge of $4.6 million to increase the deferred tax valuation allowance and a reduction in tax exposure reserves of $1.0 million. The quarter ended September 30, 2005 includes the write-off of deferred financing costs of $4.8 million before tax, an increase in the deferred tax valuation allowance of $9.2 million, and a reduction in tax exposure reserves of $0.8 million.

	For Quarters Ended
2006	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$77,146	$65,653	$78,081	$73,889
Gross profit	32,173	26,455	29,991	29,484
Net (loss) income	$(4,992)	$(5,975)	$256	$1,275
Net (loss) income per share
Basic	$(0.24)	$(0.29)	$0.01	$0.06
Diluted	$(0.24)	$(0.29)	$0.01	$0.06

2005	March 31	June 30	September 30	December 31
Net sales	$70,740	$62,019	$83,208	$74,064
Gross profit	32,010	25,664	35,160	23,485
Net loss	$(1,722)	$(6,162)	$(8,606)	$(18,609)
Net loss per share
Basic	$(0.08)	$(0.30)	$(0.41)	$(0.89)
Diluted	$(0.08)	$(0.30)	$(0.41)	$(0.89)

Note 24—Dividends

For the year ended December 31, 2006, no cash dividends were paid. Cash dividends of approximately $2.1 million ($0.10 per share) were paid in the first quarter of the year ended December 31, 2005. Cash

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

dividends of approximately $170.8 million ($0.30 per share quarterly dividend plus $7.00 per share special dividend) were paid in the year ended December 31, 2004. On April 12, 2004, the Company declared a one-time special cash dividend in the amount of $7.00 per common share, which was paid on May 28, 2004, to shareholders of record of the Company’s Common Stock on May 14, 2004.

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

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2006. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006, the Company did not maintain sufficient personnel resources with the requisite technical accounting and financial reporting expertise to: affect a timely financial closing process; sufficiently address non- routine and or complex accounting issues that arise from time to time in the course of the Company’s operations; and effectively prepare timely account reconciliations and analysis. This lack of sufficient personnel resources with the requisite technical accounting and financial reporting expertise resulted in: material errors in the classification of long-term debt and income tax expense; errors in equity accounts, inter-company accounts, depreciation expense, inventory, and foreign currency transactions; and material omissions of disclosures in the Company’s preliminary 2005 consolidated financial statements. The foregoing led management to conclude as of December 31, 2005 that the Company’s disclosure controls and procedures were not effective and resulted in management concluding that a material weakness existed. The Company’s management, which includes the Chief Executive Officer and the Chief Financial Officer, have dedicated resources to assess the issues that gave rise to the aforementioned material weakness. As of the date of this filing, the remediation initiatives management has implemented include:

•       Reorganizing the reporting structure and responsibilities of the employees within the Finance Department;

•       Hiring additional qualified staff members including a senior level individual with the required technical and financial reporting expertise;

•       Implementing changes in the senior level management of the Finance Department;

•       Implementing time lines and strengthening internal reviews of reporting packages from the Company’s operating units; and

•       Improving the timeliness of reporting to management and in meeting external reporting requirements in a timely manner.

As of the filing of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2006, the remediation of this material weakness was completed. We implemented all the remediation initiatives outlined above, which we believe are sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

(b)          Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, with the participation of the principal executive officer and principal financial officer, recognizes that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under  the  supervision  and  with  the  participation  of  the  Company’s management, including our principal  executive  officer  and  principal financial  officer, the Company evaluated the effectiveness, as of December 31, 2006, of the Company’s internal control over financial reporting. In making this evaluation, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. This report is included herein.

(c)   Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).                       CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information required by this Item 10 under Items 401 and 405 of Regulation S-K of the Exchange Act (other than with respect to executive officers), appears under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, of the 2007 Proxy Statement, which are each incorporated herein by reference. Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Audit Committee

The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a)58(a) of Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Messrs. Salibello (Chair), Kling, Landman and Wahle. In January 2007, Mr. Weston resigned from the Audit Committee and the Board of Directors. Mr. Kling is retiring from the Company’s Board effective as of the date of the Company’s 2007 Annual Meeting of Shareholders.

Audit Committee Financial Expert

The Board of Directors has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the New York Stock Exchange.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer and principal financial officer (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.russberrie.com, by clicking onto the words “Corporate Governance” on the main menu and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 111 Bauer Drive, Oakland, New Jersey 07436, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.

Change of Procedures by Which Security Holders May Recommend Nominees to the Board

The procedures by which security holders may recommend nominees to the Board were amended to address years in which the current meeting is moved by more than 30 days from the previous year’s meeting or if no annual meeting was held during the previous year. Such procedures now state that in such event, written submissions of recommendations from a shareholder must be received at least 120 days before the date of release of the Company’s proxy statement to shareholders in connection with the current year’s annual meetings.

New York Stock Exchange Certification

The certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange listing standards, section 303A.12(a), relating to the Company’s compliance with such exchange’s corporate governance listing standards, was submitted to the New York Stock Exchange on January 5, 2007.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by this Item 11 under Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K of the Exchange Act appears under the caption “Executive Compensation” of the 2007 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 under Item 403 of Regulation S-K of the Exchange Act appears under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” of the 2007 Proxy Statement, which are each incorporated herein by reference thereto.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2006, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,166,740	$17.07	1,513,720 (2)
Equity compensation plans not approved by security holders(3)	350,000 (3)	$21.06	0
Total(4)	1,516,740	$17.99	1,513,720

(1)          The plans are the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”), Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”), 1999 Stock Option Plan for Outside Directors, 1999 Stock Option and Restricted Stock Plan (“1999 SORSP”), 1999 Stock Option Plan, 1999 Employee Stock Purchase Plan (the preceding four plans collectively, the “1999 Plans”) and corresponding predecessor plans for 1994 (collectively, the “1994 Plans”). On May 7, 2004, the Company announced that the Board of Directors had authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans for cash in amounts ranging from $0.25 per share to $5.00 per share, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission on May 7, 2004, May 28, 2004, June 15, 2004, June 22, 2004 and June 30, 2004, respectively. The tender offer closed in June 2004, with an aggregate purchase price of approximately $844,000 paid by the Company for the tender of options to purchase 757,609 shares of Common Stock.

(2)          The 2004 Option Plan and the 2004 ESPP were approved by the shareholders of the Company at the Annual Meeting of Shareholders on May 7, 2003, and such plans became effective January 1, 2004. An aggregate of 1,407,422 shares of Common Stock remain available for issuance for grants of stock options, restricted and non-restricted stock under the 2004 Option Plan and 106,298 shares of Common Stock remain available for issuance under the 2004 ESPP. No awards could be made under the 1999 Plans after December 31, 2003. No awards could be made under the 1994 Plans after December 31, 1998.

(3)          (a)   Includes 150,000 shares issuable under stock options granted to Mr. Andrew R. Gatto in accordance with the terms of his employment agreement (the “Gatto Employment Agreement”), as a material inducement to Mr. Gatto becoming President and Chief Executive Officer of the Company. The options have an exercise price of $19.53 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such options became fully-vested as of December 28, 2005. In general, the options are exercisable for ten years from the date of grant. In the event of the termination of the employment of Mr. Gatto by the Company without Cause or by reason of his Disability or by Mr. Gatto for Good Reason (each as defined in the Gatto Employment Agreement), whether or not in connection with a change in control, or by reason of Mr. Gatto’s death, any unexercised portion of the options shall be exercisable for a period of two years or the remaining term of the options, whichever is shorter. In the event of the termination of the employment of Mr. Gatto by the Company for Cause or by Mr. Gatto without Good Reason, any vested portion of the options may be exercised for 30 days following the date of such termination or the remaining term of the options, whichever is shorter. The options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Option Plan. The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery, (i) fully registered (at the Company’s expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company’s expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.

(b)         Includes 100,000 shares issuable under stock options granted to Mr. Michael Levin (the “ML Options”) in accordance with the terms of his employment agreement (the “ML Employment Agreement”), as a material inducement to Mr. Levin becoming President and Chief Executive Officer of Kids Line following its acquisition by the Company.  The ML Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such options became fully-vested as of December 28, 2005. In general, the ML Options are exercisable for ten years from the date of grant. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line by reason of his Disability (as defined in the ML Employment Agreement), or by reason of his death, any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin’s legal representatives, estate, legatee(s) or permitted transferee(s), as applicable, for up to one (1) year after such termination or the stated term of the option, whichever period is shorter. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line for Cause or by Mr. Levin without Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options will be cancelled and deemed terminated as of the date of his termination. If Mr. Levin’s employment under the ML Employment Agreement is terminated by Kids Line without Cause or by Mr. Levin with Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin or his permitted transferee(s), as applicable, for up to six months after such termination or the stated term of the option, whichever period is shorter. The provisions set forth in the last three sentences are referred to herein as the “Termination Provisions”. The ML Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Option Plan.

(c)          Includes 100,000 shares issuable under stock options granted to Ms. Joanne Levin (the “JL Options”) in accordance with the terms of her employment agreement (the “JL Employment Agreement”), as a material inducement to Ms. Levin becoming Executive Vice President of Kids Line following its acquisition by the Company.  The JL Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully-vested as of December 28, 2005. In general, the JL Options are exercisable for ten years from the date of grant. The JL Options are subject to the Termination Provisions. The JL Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Option Plan.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 under Items 404 and 407(a) of Regulation S-K of the Exchange Act appears under the captions “Transactions with Related Persons”, “Election of Directors” and “Corporate Governance” of the 2007 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 appears under the captions “Independent Public Accountants”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2007 Proxy Statement, which are each incorporated herein by reference thereto.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report.

1.                 Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006,  2005 and 2004

Consolidated Statements of  Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.                 Financial Statement Schedules:

Schedule I—Condensed Financial Information of Registrant

Schedule II—Valuation and Qualifying Accounts- Years Ended December 31, 2006, 2005 and 2004

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.                 Exhibits:

(Listed by numbers corresponding to Item 601 of Regulation S-K)

Exhibit No.
2.1

Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supple mentally and omitted schedules to the Commission upon request.(20)

2.2	Membership Interest Purchase Agreement among Kids Line, LLC, Russ Berrie and Company, Inc. and the various sellers party hereto dated as of December 15, 2005 (29)
3.1	(a) Restated Certificate of Incorporation of the Registrant and amendment thereto.(3)
(b) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.(10)
3.2	(a) By-Laws of the Registrant.(3)
(b) Amendment to Revised By-Laws of the Company adopted April 30, 1987.(10)
(c) Amendment to Revised By-Laws of the Company adopted February 18, 1988.(10)
(d) Amendment to Revised By-Laws of the Company adopted July 25, 1995.(15)
(e) Amendment to Revised By-Laws of the Company adopted April 21, 1999.(17)
(f) Amendment to Revised By-Laws of the Company adopted July 26, 2000.(18)
(g) Amendment to Revised By-Laws of the Company adopted January 22, 2003(21)
(h) Amendment to Revised By-Laws of the Company adopted February 11, 2003(21)
(i) Amendment to Revised By-Laws of the Company adopted February 11, 2003(21)
(j) Amendment to Revised By-Laws of the Company adopted March 18, 2003(21)
(k) Amendment to Revised By-Laws of the Company adopted March 2, 2004(26)
(l) Amendment to Revised By-Laws of the Company adopted April 7, 2004(25)
(m) Amendment to Revised By-Laws of the Company adopted February 9, 2005(30)
(n) Amendment to Revised By-Laws of the Company adopted March 11, 2005(31)

(o) Amendment to Revised By-Laws of the Company, adopted June 29, 2006(45)
(p) Amendment to Revised By-laws of the Company, adopted October, 5, 2006(47)
4.1	Form of Common Stock Certificate.(1)
4.2

Financing Agreement by and among Russ Berrie and Company, Inc.(the “Borrower”), each subsidiary of the Borrower listed as a guarantor, the lenders from time to time a party hereto, and Ableco Finance LLC dated as of December 15, 2005 (29)

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
4.7

Credit Agreement dated as of June 28, 2005, among Amram’s Distributing Ltd., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent.(32)

4.8

Guaranty Agreement dated as of June 28, 2005, among Russ Berrie and Company, Inc., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent.(32)

4.9

First Amendments to Credit Agreement, dated as of August 4, 2005, among Russ Berrie and Company, Inc. its domestic signatories party thereto, the Facility A Lenders and the Facility B Lenders from time to time parties to the Credit Agreement, the Issuing Bank and the Administrative Agent.(33)

4.10

Credit Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc., as the Borrowers, and together with certain subsidiaries of the foregoing borrowers, as the Loan Parties, those financial institutions party thereto, as the Lenders, LaSalle Bank National Association, as Administrative Agent and Arranger, Sovereign Bank, as Syndication Agent, and Bank of America, N.A., as Documentation Agent.(41)

4.11

Guaranty and Collateral Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc. and the other parties thereto as Grantors, and LaSalle Bank National Association, as the Administrative Agent.(41)

4.12

Credit Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank.(41)

4.13

Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. and LaSalle Business Credit, LLC, as Administrative Agent and Arranger.(41)

4.14	Limited Recourse Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc. and LaSalle Business Credit, LLC.(41)

4.15

Guaranty Agreement, dated as of March 14, 2006, made by Russ Berrie U.S. Gift, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, as agent, for itself and the Lenders.(41)

4.16

Letter Agreement, dated as of March 14, 2006, between California KL Holdings, Inc., on behalf of itself and the Deferred Payoff Sellers, Michael Levin, as Unitholders Representative, Century Park Advisors, LLC, as Unitholders Representative, Russ Berrie and Company, Inc., Kids Line, LLC and Sassy, Inc.(41)

4.17

First Amendment to Credit Agreement, dated as of April 11, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank.(41)

4.18

Second Amendment to Credit Agreement, dated as of August 8, 2006, among Russ Berrie and Company, Inc. as of the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank. (43)

4.19

First Omnibus Amendment to Credit Agreement and Pledge Agreement, dated December 22, 2006, between Russ Berrie and Company, Inc., Kids Line, LLC, Sassy, Inc., the Credit Parties and LaSalle Bank National Association, Bank of America, National Association, Soverign Bank, Wachovia Bank, National Bank, General Electric Capital Corporation and J P Morgan Chase Bank, N.A.(49)

4.20

First Omnibus Amendment Consisting of Third Amendment to Credit Agreement and First Amendment to Pledge Agreement, dated December 28, 2006, between Russ Berrie and Company, Inc., Russ Berrie U.S. Gift, Inc., Russ Berrie & Co., Russ Berrie and Company Properties, Inc., Russplus, Inc., and Russ Berrie and Company Investments, Inc., collectively, the Borrowers and LaSalle Bank National Association.(49)

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
10.13	Transfer of Freehold land between British Telecommunications plc and BT Property Limited and Russ Berrie (UK) Ltd.(8)
10.14	Russ Berrie and Company, Inc. 1994 Stock Option Plan.*(8)
10.15	Russ Berrie and Company, Inc. 1994 Stock Option Plan for Outside Directors.*(8)
10.16	Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan.*(8)
10.17	Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan.*(8)
10.18	Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc.(9)
10.19	Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ, Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button.(10)
10.20	Asset Purchase Agreement By and Among PF Acquisition Corp., Zebra Capital Corporation, Papel/Freelance, Inc. and Russ Berrie and Company, Inc. dated December 15, 1995.(11)
10.21	Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan.*(12)
10.22	Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto.(13)
10.23	Agreement of Purchase and Sale between Amram’s Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997.(14)
10.24	Russ Berrie and Company, Inc. 1999 Stock Option Plan.*(15)
10.25	Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors.*(15)
10.26	Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan.*(15)
10.27	Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan.*(15)
10.28	Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc.(16)
10.29	Executive Employment Agreement dated March 1, 2001 between Russ Berrie and Company, Inc. and Michael M. Saunders.*(17)
10.30	Russ Berrie and Company, Inc. Executive Deferred Compensation Plan.*(19)
10.31	Russ Berrie and Company, Inc. Change in Control Severance Plan.*(21)
10.32	Russ Berrie and Company, Inc. Severance Policy For Domestic Vice Presidents (And Above).*(21)
10.33	Agreement dated March 19, 2003 between Russ Berrie and Company, Inc. and A. Curts Cooke.*(21)
10.34	Agreement dated March 25, 2003 between Russ Berrie and Company, Inc. and Jeff Bialosky.*(22)
10.35	Letter dated July 2, 2003 between the Company and Arnold S. Bloom regarding retention bonus.*(23)

10.36	Letter dated July 2, 2003 between the Company and Chris Robinson regarding retention bonus.*(23)
10.37	Letter dated July 2, 2003 between the Company and A. Curts Cooke regarding retention bonus.*(23)
10.38	Letter dated July 2, 2003 between the Company and Dan Schlotterbeck regarding retention bonus.*(23)
10.39	Letter dated July 2, 2003 between the Company and Eva Goldenberg regarding retention bonus.*(23)
10.40	Letter dated July 2, 2003 between the Company and Jack Toolan regarding retention bonus.*(23)
10.41	Letter dated July 2, 2003 between the Company and Jeffrey A. Bialosky regarding retention bonus.*(23)
10.42	Letter dated July 2, 2003 between the Company and John Wille regarding retention bonus.*(23)
10.43	Letter dated July 2, 2003 between the Company and Michael Saunders regarding retention bonus*(23)
10.44	Letter dated July 2, 2003 between the Company and Ricky Chan regarding retention bonus.*(23)
10.45	Letter dated July 2, 2003 between the Company and Tom Higgerson regarding retention bonus*(23)
10.46	Executive Employment Agreement dated September 22, 2003 between Russ Berrie and Company, Inc. and John T. Toolan*(23)
10.47	Stock Option Agreement dated September 8, 2003 between Russ Berrie and Company, Inc. and Geff Lee*(23)
10.48	Stock Option Agreement dated September 5, 2003 between Russ Berrie and Company, Inc. and Dennis Nesta*(23)
10.49	Russ Berrie and Company, Inc. 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(24)
10.50	Russ Berrie and Company, Inc. 2004 Employee Stock Purchase Plan*(24)
10.51	Amendment to and extension of lease agreement dated May 7, 2003 by and between Russ Berrie and Company, Inc. and Tri-State Realty and Investment Company(25)
10.52	Second Amendment to lease dated November 18, 2003 by and between Russ Berrie and Company, Inc. and Estate of Russell Berrie. (25)
10.53	Amendment to Russ Berrie and Company, Inc. Change In Control Severance Plan * (25)
10.54	Letter dated January 5, 2004 between the Company and Arnold S. Bloom regarding retention bonus *(25)
10.55	Letter dated January 5, 2004 between the Company and Chris Robinson regarding retention bonus *(25)
10.56	Letter dated January 5, 2004 between the Company and A. Curts Cooke regarding retention bonus *(25)
10.57	Letter dated January 5, 2004 between the Company and Dan Schlotterbeck regarding retention bonus *(25)
10.58	Letter dated January 5, 2004 between the Company and Eva Goldenberg regarding retention bonus *(25)
10.59	Letter dated January 5, 2004 between the Company and Jack Toolan regarding retention bonus *(25)
10.60	Letter dated January 5, 2004 between the Company and Jeffrey A. Bialosky regarding retention bonus *(25)

10.61	Letter dated January 5, 2004 between the Company and John Wille regarding retention bonus *(25)
10.62	Letter dated January 5, 2004 between the Company and Michael Saunders regarding retention bonus *(25)
10.63	Letter dated January 5, 2004 between the Company and Ricky Chan regarding retention bonus *(25)
10.64	Letter dated January 5, 2004 between the Company and Tom Higgerson regarding retention bonus *(25)
10.65	Agreement dated as of April 9, 2004 between Russ Berrie and Company, Inc. and Andrew R. Gatto *(26)
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

10.83	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (28)
10.84	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.85	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.86	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.87	Letter dated September 30, 2004 between the Company and John T. Toolan regarding severance arrangements *(40)
10.88	Letter dated December 30, 2004 between the Company and Ricky Chan regarding severance arrangements *(40)
10.89	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Joanne Levin *(40)
10.90	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Michael Levin *(40)
10.91	Trademark Purchase Agreement between Russ Berrie and Company, Inc. and Applause, LLC (28)
10.92	Commitment Letter between Russ Berrie and Company, Inc. and Ableco Finance LLC dated November 24, 2005 (40)
10.93	Incentive Compensation Program adopted on March 11, 2005* (31)
10.94	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Russ Berrie and Company, Inc. and Mr. Anthony Cappiello*(34)
10.95	Employment Agreement dated September 26, 2005, between Russ Berrie and Company, Inc. and Marc S. Goldfarb.*(35)
10.96	Severance Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom.*(35)
10.97	Consulting Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom*(35)
10.98	Employment arrangement, dated as of November 03, 2005, effective November 7, 2005, between Russ Berrie and Company, Inc. and Keith Schneider.*(36)
10.99	Purchase and Sale Agreement, dated as of December 7, 2005, between Amram’s Distributing Ltd. and Bentall Investment Management LP.(37)
10.100	Agreement made as of December 23, 2005, between Amram’s Distributing Ltd. and Bentall Investment Management LP.(38)
10.101	Lease dated as of December 29, 2005 between Westpen Properties Ltd. and Amram’s Distributing Ltd.(38)
10.102	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006.*(38)
10.103	Framework Agreement, dated as of December 30, 2005, between Russ Berrie (UK) Limited and Barclays Bank PLC.(39)
10.104	Letter dated March 22, 2006 between the Company and John Wille.*(44)
10.105	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signature pages thereto. (46)
10.106	Lease Agreement, dated August 8, 2006, between Erachange Limited and Russ Berrie (UK) Limited. (48)
10.107

Agreement for the Sale and Purchase of Liberty House Bulls Copse Road Hounsdown Business Park Totton Southampton, SO40 9RB dated October 31, 2006, between Hounsdown, Inc., Russ Berrie (UK) Limited and Garmin (Europe) Limited.(48)

21.1	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

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

(37) Incorporated by reference to Current Report on Form 8-K filed December 15, 2005.

(38) Incorporated by reference to Current Report on Form 8-K filed December 30, 2005.

(39) Incorporated by reference to Current Report on Form 8-K filed January 4, 2006

(40) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(41) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

(42) Incorporated by reference to the Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed on April 20, 2006.

(43) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(44) Incorporated by reference to Current Report on Form 8-K filed April 4, 2006

(45) Incorporated by reference to Current Report on Form 8-K filed July 6, 2006.

(46) Incorporated by reference to Current Report on Form 8-K filed August 14, 2006.

(47) Incorporated by reference to Current Report on Form 8-K filed October 10, 2006.

(48) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(49) Incorporated by reference to Current Report on Form 8-K filed December 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)
March 30, 2007	By:	/s/ JAMES J. O’REARDON, JR.
Date		James J. O’Reardon, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW R. GATTO	March 30, 2007
Andrew R. Gatto, Chief Executive Officer and Director (Principle Executive Officer)	Date
/s/ RAPHAEL BENAROYA	March 30, 2007
Raphael Benaroya, Chairman and Director	Date
/s/ CARL EPSTEIN	March 30, 2007
Carl Epstein, Director	Date
/s/ FREDERICK J. HOROWITZ	March 30, 2007
Frederick J. Horowitz, Director	Date
/s/ CHARLES KLATSKIN	March 30, 2007
Charles Klatskin, Director	Date
/s/ JOSEPH KLING	March 30, 2007
Joseph Kling, Director	Date
/s/ WILLIAM A. LANDMAN	March 30, 2007
William A. Landman, Director	Date
/s/ DANIEL POSNER	March 30, 2007
Daniel Posner, Director	Date
/s/ LAUREN ROBERTSEN	March 30, 2007
Lauren Robertsen, Director	Date
/s/ SALVATORE M. SALIBELLO	March 30, 2007
Salvatore M. Salibello, Director	Date
/s/ ELLIOTT WAHLE	March 30, 2007
Elliott Wahle, Director	Date
/s/ MICHAEL ZIMMERMAN	March 30, 2007
Michael Zimmerman, Director	Date

Exhibit Index

Exhibit Numbers
21.1	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET
December 31, 2006 and 2005
( Dollars in Thousands, Except Per Share Amounts )

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$2,031	$10,730
Accounts receivable-trade, less allowances of $1,121 in 2005	—	21,880
Inventory, net	—	12,938
Prepaid expenses and other current assets	1,146	4,315
Deferred income taxes	258	1,138
Income tax receivable	1,046	1,321
Total current assets	4,481	52,322
Property, plant and equipment, net	—	5,985
Investments in and advances to subsidiaries	229,253	208,317
Deferred income taxes	11,049	—
Other assets	425	9,645
Total Assets	$245,208	$276,269
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Current portion of long-term debt	$—	$2,600
Short-term debt	—	31,924
Accounts payable	—	9,724
Accrued expenses	1,395	12,870
Other current liabilities	313	—
Income taxes payable	11,899	2,205
Total current liabilities	13,607	59,323
Long-term debt, excluding current portion	—	41,993
Due to subsidiaries	310,602	242,111
Deferred income taxes	—	1,386
Total Liabilities	324,209	344,813
Shareholders Deficit
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 26,712,780 and 26,472,256 at December 31, 2006 and 2005 respectively	2,673	2,649
Additional paid in capital	91,836	88,751
Accumulated deficit	(63,360)	(49,794)
Treasury stock, at cost, 5,636,284 shares	(110,150)	(110,150)
Total shareholders’ deficit	(79,001)	(68,544)
Total liabilities and shareholders’ deficit	$245,208	$276,269

The accompanying notes are an integral part of the condensed financial information.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
SCHEDULE I

CONSENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
( In Thousands )

	2006	2005	2004
Net sales	$10,152	$49,346	$78,007
Cost of sales	6,420	34,029	48,825
Gross profit	3,732	15,317	29,182
Selling, general and administrative expenses	17,366	59,657	70,707
Operating loss	(13,634)	(44,340)	(41,525)
Other (expense) income:
Interest (expense) income	(158)	402	1,403
Other, net	145	—	(20)
Loss before income tax provision (benefit)	(13,647)	(43,938)	(40,142)
Income tax provision (benefit)	419	5,857	(11,965)
Net loss	$(14,066)	$(49,795)	$(28,177)

The accompanying notes are an integral part of the condensed financial information.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
SCHEDULE I

CONSENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
( In Thousands )

	2006	2005	2004
Net cash provided by (used in) operating activities:	$89,504	$7,659	$(4,299)
Cash flows from investing activities:
Purchase of marketable securities and other investments	—	—	(322,770)
Proceeds from sale of marketable securities and other investments	—	—	472,589
Payment for purchase of Applause trade name	—	33	(7,679)
Proceeds from sale of property, plant and equipment	—	157	68
Capital expenditures	—	(333)	(1,069)
Payment for purchase of Kids Line LLC	—	(299)	(135,109)
Investment in Subsidiaries	(25,095)	—	—
Net cash (used in) provided by investing activities	(25,095)	(442)	6,030
Cash flows from financing activities:
Proceeds from issuance of common stock	2,907	102	3,413
Dividends paid to shareholders	—	23,209	(170,767)
Issuance of long-term debt	—	53,000	125,000
Payments of long-term debt	(76,515)	(133,407)	—
Net borrowings on revolving credit facility	—	31,924	—
Dividends received—intercompany	500	—	46,300
Net cash (used in) provided by financing activities	(73,108)	(25,172)	3,946
Net (decrease) increase in cash and cash equivalents	(8,699)	(17,955)	5,677
Cash and cash equivalents at beginning of year	10,730	28,685	23,008
Cash and cash equivalents at end of year	$2,031	$10,730	$28,685

The accompanying notes are an integral part of the condensed financial information.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE I

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note 1:     Basis of Presentation

The accompanying condensed financial information consists of the accounts of the parent company, Russ Berrie and Company, Inc. (“RB”), and excludes the operations of RB’s subsidiaries. Prior to March 14, 2006, the accounts of RB include the assets and liabilities of RB’s Eastern United States domestic gift business (the “Eastern Domestic Gift Business”). RB’s Western United States and foreign gift business were operated by separate domestic and international subsidiaries of RB and, consequently, such operations are not included in the accompanying condensed financial information. On March 14, 2006, an Assignment and Assumption Agreement and Bill of Sale (the “Assignment”) between RB and a newly created Delaware corporation, Russ Berrie U.S. Gift, Inc. (“U.S. Gift”) was executed in conjunction with the Giftline Credit Agreement, as discussed in Note 8 of the Notes to the Consolidated Financial Statements. RB agreed to transfer and assign  to U.S. Gift substantially all of the domestic Gift segment operating assets previously owned by RB. As a result of the Assignment, RB effectively became a holding company on March 14, 2006. Subsequent to March 14, 2006, RB’s operations relate primarily to holding company and general corporate activities, and all operating activities are now being conducted by subsidiaries of RB. The Assignment enabled the Giftline Credit Agreement  to be extended directly to U.S. Gift.

In the condensed financial information of RB, we state our investments in subsidiaries at cost since the date of formation/acquisition. Such financial information and related notes should be read in conjunction with our consolidated financial statements and related notes thereto included in this 2006 Form 10-K.

The accompanying condensed balance sheets of RB at December 31, 2006 and 2005 include certain “investments in and advances to subsidiaries,” and “due to subsidiaries” that relate to inactive, dormant wholly-owned subsidiaries with no operations, that RB has owned for many years as separate legal entities. These subsidiaries’ accounts contain the offsetting receivables due from RB, payables due to RB, and equity accounts resulting from RB’s investments that eliminate in consolidation with the corresponding accounts on RB’s books. As described in Note 2 to the consolidated financial statements, these accounts have been eliminated in consolidation in the consolidated financial statements.

Note 2:      Restriction on Payments to RB

As discussed in Note 8 of the Notes to the Consolidated Financial Statements, the terms of “The Infantline Credit Agreement” executed on March 14, 2006 contain significant limitations on the ability of the Infantine Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of RB, or for the purpose of paying their allocable portion of RB’s corporate overhead expenses.  The provisions of the Infantline Credit Agreement include a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be paid to RB to pay corporate overhead expenses. During 2006, $2.0 million was paid to RB by the Infantline Borrowers as reimbursement of corporate overhead expenses.

The Giftline Credit Agreement discussed in Note 8 of the Notes to the Consolidated Financial Statements contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of RB or for the purpose of paying RB’s corporate overhead expenses. The provisions of the Giftline Credit Agreement include a cap (subject to certain exceptions) on the amount that can be paid to RB  for the Gift Segment’s allocable portion of RB’s corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and

$5.0 million for each year thereafter during the term of the Giftline Credit Agreement. During 2006, $3.9 million was paid to RB by the Giftline Borrowers as reimbursement of corporate overhead expenses.

Note 3:      Contingent Liabilities

In connection with the formation of U.S. Gift, RB assigned to U.S. Gift its rights, and U.S. Gift assumed RB’s obligations, to perform under contracts such as leases and royalty agreements relating to the gift business. RB did not receive releases from the other parties to these contracts and, accordingly, remains responsible for the obligations assumed by U.S. Gift by operation of law. Moreover, the Assignment did not by its terms apply to contracts that could not be assigned without the consent of the other party such as certain leases and royalty agreements, unless such consent was obtained. U.S. Gift has agreed with RB that it will perform RB’s obligations under such contracts to the maximum extent permitted, and the accompanying condensed financial information of the registrant assumes that all such contracts were assigned. As of December 31, 2006, the aggregate amount of such contingent liabilities for leases and royalty agreements approximates $20.9 million, which is payable as follows: $4.3 million in 2007; $3.0 in 2008; $2.6 million in 2009; $2.5 million in 2010; $2.5 million in 2011; and $6.0 million thereafter.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expenses	Deductions*	Balance at End of Period
Allowance for accounts receivable:
Year ended December 31, 2004	$3,841	$1,225	$2,253	$2,950
Year ended December 31, 2005	2,950	(131)	876	1,943
Year ended December 31, 2006	1,943	721	1,262	1,402
Allowance for inventory:
Year ended December 31, 2004	$7,869	$14,178	$12,573	$9,771
Year ended December 31, 2005	9,771	5,072	3,692	11,151
Year ended December 31, 2006	11,151	3,529	6,430	8,250

*                    Principally account write-offs and allowance for accounts receivable and disposal of merchandise for inventory.