Form 10-Q
period 2007-03-31
RUSS BERRIE & CO INC
filed 2007-05-10
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8681

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

Large accelerated filer ☐             Accelerated filer ☒             Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐             No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 4, 2007 was as follows:

CLASS	OUTSTANDING At May 4, 2007
Common Stock, $0.10 stated value	21,076,496

RUSS BERRIE AND COMPANY, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except share and per share data)
(UNAUDITED)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,066	$11,526
Accounts receivable, trade, less allowances of $1,973 in 2007 and $1,402 in 2006	66,903	55,976
Inventories, net	48,147	48,026
Prepaid expenses and other current assets	5,401	12,025
Income tax receivable	565	2,200
Deferred income taxes	2,366	2,331
Total current assets	134,448	132,084
Property, plant and equipment, net	13,154	13,993
Goodwill	89,242	89,242
Intangible assets	61,593	61,600
Restricted cash	831	824
Deferred income taxes	1,008	957
Other assets	5,187	5,067
Total assets	$305,463	$303,767
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,250	$9,000
Short-term debt	29,390	21,832
Accounts payable	10,702	16,286
Accrued expenses	22,137	24,056
Income taxes payable	5,280	15,038
Total current liabilities	76,759	86,212
Income taxes payable long-term	9,816	—
Deferred income taxes	1,156	160
Long-term debt, excluding current portion	21,000	23,500
Other long-term liabilities	3,158	3,231
Total liabilities	111,889	113,103
Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,712,780 shares at March 31, 2007 and December 31, 2006	2,673	2,673
Additional paid in capital	91,910	91,836
Retained earnings	193,866	191,320
Accumulated other comprehensive income	15,275	14,985
Treasury stock, at cost, 5,636,284 shares at March 31, 2007 and December 31, 2006	(110,150)	(110,150)
Total shareholders’ equity	193,574	190,664
Total liabilities and shareholders’ equity	$305,463	$303,767

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net sales	$75,073	$77,146

Cost of sales	43,746	44,973

Gross profit	31,327	32,173

Selling, general and administrative expenses	26,458	32,154

Operating income	4,869	19

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,236)	(5,795)
Interest and investment income	192	152
Other, net	(78)	365
	(1,122)	(5,278)

Income (loss) before income tax provision (benefit)	3,747	(5,259)

Income tax provision (benefit)	1,201	(267)

Net income (loss)	$2,546	$(4,992)

Net income (loss) per share:
Basic	$0.12	$(0.24)
Diluted	$0.12	$(0.24)

Weighted average shares:
Basic	21,076,000	20,836,000
Diluted	21,141,000	20,836,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,546	$(4,992)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,163	1,395
Amortization and write-off of deferred financing costs	157	2,688
Accounts receivable allowance	739	349
Provision for inventory reserve	(770)	716
Deferred income taxes	929	(775)
Share-based compensation expense	75	9
Other	295	(319)
Change in assets and liabilities:
Restricted cash	12	9
Accounts receivable	(11,535)	(8,929)
Income tax receivable	1,079	226
Inventories	763	5,428
Prepaid expenses and other current assets	6,055	1,123
Other assets	(277)	38
Accounts payable	(5,602)	(8,921)
Accrued expenses	(1,419)	(2,587)
Accrued income taxes	595	(386)
Total adjustments	(7,741)	(9,936)
Net cash used in operating activities	(5,195)	(14,928)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	26
Capital expenditures	(656)	(121)
Net cash used in investing activities	(656)	(95)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	33
Issuance of long-term debt	—	59,250
Repayment of long-term debt	(2,250)	(76,516)
Net borrowing on revolving credit facility	7,558	16,750
Payment of deferred financing costs	—	(2,052)
Net cash provided by (used in) financing activities	5,308	(2,535)

Effect of exchange rate changes on cash and cash equivalents	83	52
Net decrease in cash and cash equivalents	(460)	(17,506)
Cash and cash equivalents at beginning of period	11,526	28,667
Cash and cash equivalents at end of period	$11,066	$11,161
Cash paid during the period for:
Interest expense	$918	$1,796
Income taxes	$46	$518

The accompanying notes are an integral part of the unaudited consolidated financial statements

NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The Company currently operates in two segments: (i) its gift business and (ii) its infant and juvenile business.  This segmentation of the Company’s operations reflects how the chief operating decision makers currently view the results of operations.

The Company’s gift segment designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and independent distributors.

The Company’s infant and juvenile segment designs, manufactures through third parties and markets products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. The infant and juvenile segment consists of Sassy, Inc. (“Sassy”), and Kids Line LLC (“Kids Line”).  These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores and military post exchanges.

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2007 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).

NOTE 2 — SHAREHOLDERS’ EQUITY

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date.  Results for prior periods have not been restated.

The fair value of options granted is estimated on the date of grant using a Black-Scholes options pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors stock option exercise and employee termination patterns to estimate forfeitures rates within the valuation model. The Company has established separate groups for employees and directors for valuation purposes. The expected holding period of stock options represents the period of time that stock options are expected to be outstanding. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option.

Stock Plans

The Company currently maintains the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”) and the Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”).  As of January 1, 2007 there were an aggregate of 1,513,720 shares of common stock reserved for issuance under the 2004 Option Plan and the 2004 ESPP.    The Company also continues to have options outstanding under the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the “Predecessor Plans”).  No awards could be made after December 31, 2003 with respect to the 1999 Predecessor Plans and after December 31, 1998 with respect to the 1994 Predecessor Plans.  See Notes 2 and 18 of the Notes to Consolidated Financial Statements of the 2006 10-K for further details with respect to option plans.

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

Stock Options

The following table summarizes activity regarding outstanding options as of March 31, 2007, and changes during the three months ended March 31, 2007:

	Options	Weighted Average Exercise Price per Option	Option Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at December 31, 2006	1,516,740	$17.99	$11.19 - $34.80	7.5	$1,620
Granted	—	—	—
Exercised	—	—	—
Forfeited/cancelled	(32,305)	$14.37	$13.06 - $18.50
Options outstanding at March 31, 2007	1,484,435	$18.06	$11.19 - $34.80	7.3	$715
Vested and exercisable at March 31, 2007	1,349,435	$18.37		7.1	$715

There were no stock options granted during the three months ended March 31, 2007.

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three months ended March 31, 2007 and 2006 was approximately $37,000 and $9,000, respectively.  No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, there were no excess tax benefits recognized resulting from share-based compensation cost.

Non-vested Stock Options

As of March 31, 2007, there was approximately $682,000 of total unrecognized compensation cost related to 135,000 non-vested stock options granted under the 2004 Option Plan on November 1, 2006. This cost is expected to be recognized over a weighted-average period of 4.6 years.

A summary of the Company’s non-vested stock options at March 31, 2007 and changes during the three months ended March 31, 2007 are presented below:

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at December 31, 2006	150,000	$15.05
Granted	—	—
Vested	—	—
Forfeited	(15,000)	15.05
Non-vested at March 31, 2007	135,000	$15.05

Employee Stock Purchase Plan

Under the 2004 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount.  Pursuant to this plan, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant.  In each plan year, an eligible employee may elect to participate in the plan by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation.  No employee shall have the right to purchase the Company’s common stock under the 2004 ESPP which has a fair market value in excess of $25,000 in any plan year.  The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year.  If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee, and his or her option expires.  As of March 31, 2007, the 2004 ESPP had approximately 106,000 shares reserved for future issuance.

Total share-based compensation expense related to the 2004 ESPP was approximately $38,000 for the three months ended March 31, 2007.

The fair value of each option granted under the 2004 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.98%	4.38%
Volatility	36.70%	50.40%
Expected life (years)	1	1

NOTE 3 — WEIGHTED AVERAGE COMMON SHARES

The weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per share is set forth below (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding	21,076	20,836
Dilutive effect of common shares issuable upon exercise of stock options	65	—
Weighted average common shares outstanding assuming dilution	21,141	20,836

The average number of diluted shares outstanding for the three months ended March 31, 2006 excludes shares issuable upon exercise of outstanding stock options because there was a net loss and such shares would have been anti-dilutive.  Stock options to purchase approximately 1.5 and 1.8 million shares were outstanding at March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, approximately 0.9 million stock options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during such period.

NOTE 4 — CONTINGENCY

In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”).  At closing, the Company paid approximately $130.6 million, which represented the portion of the purchase price due at closing plus various transaction costs.  The aggregate purchase price under the Purchase Agreement includes the potential payment of contingent consideration (the “Earnout Consideration”).  The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ending November 30, 2007).  The Agreed Enterprise

Value shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending November 30, 2007 and (ii) the applicable multiple (ranging form zero to eight) as set forth in the Purchase Agreement.  Pursuant to the Purchase Agreement, 90% of the estimated Earnout Consideration is due in December 2007, and any remaining portion earned, following the determination of the final Agreed Upon Enterprise Value, is due in January 2008.  The Company cannot currently determine the precise amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on current projections, the Company anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.  The amount of the Earnout Consideration will be charged to goodwill when earned.  The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement (described in Note 5 below) will be sufficient to fund the payment of the Earnout Consideration.  However, there can be no assurance that unforeseen events or changes in the Company’s business would not have a material adverse impact on the ability to pay the Earnout Consideration and therefore on our liquidity.  As described in Note 5 (Section 1.A and 1.D) below, the Infantline Borrowers (defined below) have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in place of RB (as defined in Note 5).

NOTE 5 — DEBT

In connection with the Purchase of Kids Line in December 2004, the Company and certain of its subsidiaries entered into a financing agreement (the “Financing Agreement”). The Financing Agreement consisted of a term loan in the original principal amount of $125.0 million which was scheduled to mature on November 14, 2007 (the “2004 Term Loan”).  The Company used the proceeds of the 2004 Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.  The 2004 Term Loan was repaid in full and the Financing Agreement was terminated in connection with the execution of the 2005 Credit Agreement, defined in Note 8 in the 2006 10-K, as of June 28, 2005.  There were no fees paid as a result of the early termination of the Financing Agreement.  However, during 2005, in connection with the termination of the 2004 Term Loan, the Company wrote-off the remaining unamortized balance of approximately $4.8 million in deferred financing costs.

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

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and its infant and juvenile business.  The Assignment transaction reinforces the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct.  There are no cross-default provisions between the Infantline Credit Agreement and Giftline Credit Agreement (which are described below).

Long-term debt at March 31, 2007 and December 31, 2006 consists of the following (in thousands):

(in thousands)	March 31, 2007	December 31, 2006
Term Loan (Infantline CreditAgreement)	$30,250	$32,500
Less current portion	9,250	9,000
Long-term debt	$21,000	$23,500

At  March 31, 2007, there was approximately $22.9 million borrowed under the Infantline Revolver and approximately $6.5 million borrowed under the Giftline Revolver (each defined below), all of which is classified as short-term debt.

1.             The LaSalle Refinancing — Effective March 14, 2006

A.  The Infantline Credit Agreement

On March 14, 2006 (the “Closing Date”), as amended as of December 22, 2006 (discussed below), Kids Line, LLC (“KL”), and Sassy, Inc. (“Sassy”, and together with KL, the “Infantline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, RB as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended, the “Infantline Credit Agreement”).  Unless otherwise specified herein, capitalized terms used but undefined in this Note 5, Section 1.A  shall have the meanings ascribed to them in the Infantline Credit Agreement.

The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Infantline Revolver”), with a sub-facility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing.  As of March 31, 2007, the outstanding balance on the Infantline Revolver was $22.9 million, the outstanding balance on the Term Loan was $30.3 million and there was $750,000 utilized under the letter of credit sub-facility.  At March 31, 2007, availability under the Infantline Revolver was approximately $10.2 million.

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

Pursuant to the First Amendment, the Infantline Borrowers borrowed $20 million under the Infantline Revolver, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20 million of the Term Loan.  The lenders agreed to provide an additional Term Loan reborrowing commitment (the “TR Commitment”) of an aggregate maximum principal amount of $20 million, which amounts may only be reborrowed during specified periods and only to fund the payment of the Earnout Consideration.  Pursuant to the First Amendment, the Infantline Borrowers will pay a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.  The applicable interest rate margins as of March 31, 2007 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans.  The weighted average interest rates for the outstanding loans as of March 31, 2007 were as follows:

	At March 31, 2007
	LIBOR Loans	Base Rate Loans
Infantline Revolver	7.10%	8.50%
Infantline Term Loan	7.17%	8.50%

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

In connection with the execution of the Infantline Credit Agreement, the Infantline Borrowers paid aggregate closing fees of $1.4 million and an aggregate agency fee of $25,000.  An aggregate agency fee of $25,000 will be payable on each anniversary of the Closing Date.  The Infantline Revolver is subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.50% for unused amounts under the Infantline Revolver, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.75% - 2.50% and other customary letter of credit administration fees.

The Infantline Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances.   Additionally, for each fiscal year commencing in early 2008 with respect to the most recently completed fiscal year, in the event that the Total Debt to EBITDA ratio for such fiscal year exceeds 2.00:1.00, annual mandatory prepayments of the Term Loan shall be required in an amount equal to 50% of Excess Cash Flow.

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the “Infantline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.  In addition, upon the occurrence of an event of default under the Infantline Credit Agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable.

As of March 31, 2007, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

The Infantline Credit Agreement contains significant limitations on the ability of the Infantline Borrowers to distribute cash to Russ Berrie and Company, Inc. (“RB”), which became a  corporate holding company by virtue of the Assignment, for the purpose of paying dividends to the shareholders of RB or for the purpose of paying their allocable portion of RB’s corporate overhead expenses, including a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay such corporate overhead expenses.

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

B.  The Giftline Credit Agreement

On March 14, 2006 as amended on April 11, 2006, August 8, 2006, and December 28, 2006, U.S. Gift and other specified wholly-owned domestic subsidiaries of RB (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and RB, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”).  Unless otherwise specified herein, capitalized terms used but undefined in this Note 5, Section 1.B to the consolidated financial statements shall have the meanings ascribed to them in the Giftline Credit Agreement.

The Giftline Credit Agreement, as amended, consists of a maximum revolving credit loan commitment in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million.  The Third Amendment (defined below) also amended the definition of Revolving Loan Availability so that it now equals the lesser of (i) $13.5 million and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Loan Agreement.  The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory.  As of March 31, 2007, the outstanding balance on the Giftline Revolver was $6.5 million, the outstanding balance on the Canadian Revolving Loan (see Section 1.C below) was $0, and there was $1.0 million utilized under the Canadian sub-facility for letters of credit.  At March 31, 2007, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $5.8 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at RB’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans.  However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined  in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans.   Interest is due and payable in the same manner as with respect to the Infantline Loans.  The applicable interest rate margins as of March 31, 2007 were 2.50% for LIBOR Loans and 0.25 % for Base Rate Loans.  As of March 31, 2007, the interest rate was 8.50 % for the one outstanding Base Rate loan.  There are no LIBOR loans outstanding as of March 31, 2007.

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

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement.  The Giftline Credit Agreement originally contained the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008).  On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ending September 30, 2006.  The  Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5,000,000 to $3,500,000.  As of March 31, 2007, the Company was in compliance with the remaining financial covenants contained in the Giftline Credit Agreement.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to RB’s shareholders or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to reimburse for its allocable portion of corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter, of which approximately $3.9 million was paid in 2006.  The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result there from, and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver.  The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.  As of March 31, 2007, the amount of capital contributions made after December 28, 2006 by RB under this provision of the Third Amendment to the Giftline Borrowers was $3.0 million.

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

C. Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement, on June 28, 2005, as amended on August 4, 2005, December 7, 2005 and March 14, 2006, RB’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (as amended, the “Canadian Credit Agreement”), and related loan documents with respect to an original maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”).  RB executed an unsecured

Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the LaSalle Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan.  In connection with the release of RB from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee  to guarantee the obligations of Amrams under the Canadian Credit Agreement.  A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.  As of March 31, 2007, there were no borrowings under the Canadian Revolving Loan.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin.  As of December 31, 2006, there were no Base Rate or Libor Loans outstanding.

D. Earnout Security Documents

All capitalized terms used but undefined in this Note 5, Section 1.D, shall have the meanings ascribed to them in the Giftline Credit Agreement.

As has been previously reported RB, was obligated to pay the Earnout Consideration under the Kids Line Purchase Agreement.  Pursuant to the Letter Agreement dated  March 14, 2006 between the Infantline Borrowers and California KL Holdings, Inc., and the other parties thereto (the “Letter Agreement”), the Infantline Borrowers have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in the place of RB.  In connection therewith, the Earnout Security Documents have been amended to effect the partial release of RB as obligor and the full release of the security interests granted thereunder by any Giftline Borrowers.  To secure the obligations of the Infantline Borrowers to pay the Earnout Consideration, the Infantline Borrowers have granted a subordinated lien on substantially all of their assets, on a joint and several basis, and RB has granted a subordinated lien on the equity interests of each of the Infantline Borrowers to the Earnout Sellers Agent.  All such security interests and liens are subordinated to the senior indebtedness of the Infantline Borrowers arising under the Infantline Credit Agreement.  The Earnout Consideration is not secured by the Giftline Borrowers or their assets or equity interests.  The Company cannot currently determine the precise amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on current projections, the Company anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.  The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement will be sufficient to fund the obligation to pay the Earnout Consideration, and that such payment will be permitted under the terms of the Infantline Credit Agreement and related documentation.  The amount of the Earnout Consideration will be charged to goodwill.

2              . Russ Berrie (UK) Limited Business Overdraft Facility

On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank.  The Facility consists of a maximum credit line of £1 million, with seasonal increases to £1.5 million from January 1st to March 31st annually.  Interest will be charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit.  The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited.  The Facility replaces the Framework Agreement with Barclays Bank Plc described in Item 7 of the 2006 10-K, which was terminated as of March 31, 2007.  The Facility, like the Framework Agreement facility, was established to assist in meeting the working capital requirements of Russ Berrie UK Limited.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The significant components of intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	March 31, 2007	December 31, 2006
MAM distribution agreement and relationship	Indefinite life	$10,400	$10,400
Sassy trade name	Indefinite life	7,100	7,100
Applause trade name	Indefinite life	7,646	7,646
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
Other intangible assets	4.4 years	47	54
		$61,593	$61,600

Other intangible assets as of March 31, 2007 and December 31, 2006 include Kids Line and Sassy non-compete agreements, which are being amortized over four and five years, respectively, and a patent.  Amortization expense was approximately $7,000 for the first three months of 2007 and 2006.

All of the Company’s goodwill is in the infant and juvenile segment and results from the acquisition of Kids Line, LLC in 2004, and Sassy in 2002.  There were no changes to the carrying amount of goodwill for the three months ended March 31, 2007.

NOTE 7 — RESTRUCTURING AND RELATED COST

During 2006, the Company continued restructuring efforts with respect to its domestic gift business to reduce expenses, right-size the infrastructure consistent with current business levels, and re-align domestic gift operations to better meet the needs of different distribution channels.  During the first quarter of 2006, the Company recorded a $0.6 million restructuring charge related to severance cost of employees at its Petaluma, California distribution center, and reduced sales staff in its U.S. gift segment, and a charge of $2.1 million related to down-sizing of its operations in Europe.  During the year ended December 31, 2006, the Company recorded restructuring charges of $4.2 million.  Restructuring charges incurred for the U.S. operations in 2006 totaled approximately $1.6 million, which consisted of severance costs related to employees at its Petaluma, California distribution center and additional sales and operational personnel at its Oakland, N.J. operation. International restructuring costs of approximately $2.6 million were incurred in 2006 which were comprised primarily of severance costs.  The Company also incurred a one-time charge of $1.3 million during 2006, which is included in selling, general and administrative expenses in connection with the relocation of its distribution facility in the United Kingdom, primarily related to the write-off of fixed assets and moving costs.  The Company recorded a one-time charge of $0.4 million (not classified as a restructuring charge and therefore not reflected in the table below) during the quarter ended March 31, 2007, which is included in selling, general and administrative expenses, in connection with the closure of one of its showrooms for the gift segment.

The Company reassesses the reserve requirements under the restructuring efforts at the end of each reporting period.  A rollforward of the restructuring accrual is set forth below (in thousands):

	Employee	Facility
	Separation	Exit Costs	Total
Balance @ December 31, 2006	$1,041	$65	$1,106
2007 Provision	193	—	193
Less Payments	600	19	619
Balance @ March 31, 2007	$634	$46	$680

NOTE 8 — SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments: (i) the Company’s gift business; and (ii) the Company’s infant and juvenile business, which includes Sassy, Inc. and Kids Line, LLC.  This segmentation of the Company’s operations reflects how the Company’s chief operating decision makers currently view the results of operations.  There are no inter-segment revenues to eliminate.  Corporate assets and overhead expenses are included in the gift segment.

	Three Months Ended March 31,
(in thousands)	2007	2006
Gift:
Net sales	$36,391	$40,032
Selling, general and administrative expenses (a)	19,766	27,031
Operating (loss)	(3,316)	(11,123)
Other income	80	290
Depreciation and amortization	990	1,188
Loss before income taxes	$(3,236)	$(10,834)
Infant and juvenile:
Net sales	$38,682	$37,114
Selling, general and administrative expenses	6,692	5,123
Operating income	8,185	11,142
Other expense (b)	(1,202)	(5,568)
Depreciation and amortization	173	207
Income before income taxes	$6,983	$5,575
Consolidated:
Net sales	$75,073	$77,146
Selling, general and administrative expenses	26,458	32,154
Operating income	4,869	19
Other expense	(1,122)	(5,278)
Depreciation and amortization	1,163	1,395
Income (loss) before income taxes	$3,747	$(5,259)

(a)          The Gift segment selling, general and administrative expense includes: (i) in the first quarter of 2007, $0.4 million related to the closure of a showroom and (ii) in the first quarter of 2006, $2.7 million in charges associated with restructuring activities in the U.S. and European gift divisions and $1.3 million of consulting costs incurred in connection with the development of the PIP.

(b)   Included in the infant and juvenile segment other expense in the first quarter of 2006 was the write-off of $2.5 million in deferred financing costs and a prepayment penalty of $1.3 million associated with the termination of the 2005 Credit Agreement.

Total assets of each segment were as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Gift	$96,555	$98,360
Infant and juvenile	208,908	205,407
Total	$305,463	$303,767

Concentration of Risk

As disclosed in the 2006 10-K, approximately 87.3% of the Company’s purchases are attributable to manufacturers in the People’s Republic of China.  The supplier accounting for the greatest dollar volume of purchases accounted for approximately 20% and the five largest suppliers accounted for approximately 48% in the aggregate.  The Company utilizes approximately 62 manufacturers in Eastern Asia and believes that there are many alternative manufacturers for the Company’s products and sources of raw materials.  As a result, the Company does not believe there is a concentration of risk associated with any significant manufacturing relationship. See Item 1A, “Risk Factors”, of the 2006 10-K

With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 23.8% and 20.8% of the Company’s consolidated net sales during the three month periods ended March 31, 2007 and 2006, respectively.  See Item 1A, “Risk Factors,” of the 2006 10-K.

NOTE 9 — FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At March 31, 2007, the Company’s forward contracts had expiration dates which ranged from one to nine months.

The Company accounts for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the Consolidated Statements of Operations.  Unrealized losses of $99,000 and  $14,000 relating to forward contracts are included in accrued expenses as of March 31, 2007 and December 31, 2006, respectively.

The Company has forward contracts to exchange British pounds, Canadian dollars and Australian dollars for United States dollars with notional amounts of $8.2 million and $5.9 million as of March 31, 2007 and December 31, 2006, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $0 million and $2.3 million as of March 31, 2007 and December 31, 2006, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

Comprehensive Income (loss), representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income (loss) for the three months ended March 31, 2007 and 2006 as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$2,546	$(4,992)
Other comprehensive income:
Foreign currency translation adjustments	290	51
Comprehensive income (loss)	$2,836	$(4,941)

NOTE 11 — INCOME TAXES

In July 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and FASB Staff Position (“FSP”) FSP FIN 48-1 (issued May 2007).  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is more “likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.  A tax benefit from an uncertain position was previously recognized if it was probable of being sustained.  Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within twelve months of the reporting date.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company believes that the balance sheet as of December 31, 2006 is consistent with the implementation of FIN 48.  The Company has not made any additional adjustments to its opening balance sheet related to the implementation of FIN 48, other than to relcassify the portion of its tax liabilities to non-current which the Company does not anticipate will settle, or for which the statute of limitations will not close, in the next twelve months, and the Company has not made any adjustments to its opening retained earnings related to the implementation of FIN 48.

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards.  At March 31, 2007, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $15.1 million, including approximately $0.6 million of accrued interest.  The Company has various tax attributes such as NOL’s, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction.  Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $5.2 million within twelve months of March 31, 2007.  If recognized, approximately $1.3 million of the decrease would impact the Company’s effective tax rate.  For the remaining amounts, the Company anticipates that the valuation allowances related to the deferred tax assets associated with various tax attributes such as NOL and foreign tax credit carryovers would be increased based on management’s belief that it is more likely than not that the full value of these tax attributes would not be realized.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

NOTE 12 — LITIGATION AND COMMITMENTS

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

The Company enters into various license agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  All license agreements other than the agreement with MAM Babyartikel GmbH (which has a remaining term of four years), are for three year terms with extensions if agreed to by both parties.  Several of these license agreements require prepayments of certain minimum guaranteed royalty amounts.  The amount of minimum guaranteed royalty payments with respect to all license agreements through the end of their original terms aggregates approximately $ 5.7 million, of which approximately $1.5 million remained unpaid at March 31, 2007, substantially all of which is due prior to December 31, 2007.  During the year ended December 31, 2006, the Company recorded charges to cost of sales of $1.5 million against these royalty prepayments for amounts that management believed will not be realized.  Royalty Expense for the three months ended March 31, 2007 and 2006 was $1.2 million and $0.6 million, respectively.

NOTE 13 — RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS no. 157, Fair Value Measurement (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands discloses about fair value measurements.  SFAS No. 157 is effective for the Company’s year beginning January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact, if any, on its consolidated financial statements of SFAS No. 159.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).

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

The Company’s revenues are primarily derived from sales of its products.  For the three months ended March 31, 2007, 48.5% of revenues were generated by the gift segment and 51.5% of revenues were generated by the infant and juvenile segment, as compared to 51.7% and 48.3%, respectively, for the same period in the prior year.

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

In addition, the Company believes it has substantially completed its gift segment restructuring activities. During 2006, the Company developed and substantially implemented its Profit Improvement Program (“PIP”), which is described in more detail in the Company’s 2006 10-K.  As a result of the successful implementation of the PIP, the Company believes that its gift segment infrastructure is now appropriately sized in light of the current gift retail environment. Since mid-2004, the Company has reduced its global gift segment operating expenses by approximately $40 million, with approximately $25 million of those reductions having been achieved from November 2005 through December 2006. The Company anticipates that the first full year effect of these annualized expense reductions will be realized in fiscal 2007.  See Item 7 of the 2006 10-K for a detailed discussion of the Company’s restructuring activities in recent periods.

The Company believes that its 2007 product line has been favorably received by retailers and consumers.  In particular, the Company recently introduced a product range called Shining Stars® that has been very well received to date.  Each “Shining Stars Friend” includes a high-quality plush animal, entitles its owner to name a star in the sky, and provides access to a website that includes a virtual universe where children of all ages can send e-cards, play customized games and find a galaxy of other fun activities.  During the three months ended March 31, 2007, the Company shipped a limited amount of Shining Star product due to the fact that goods first became available for shipment only at the end of March and then only in limited supply because initial orders exceeded expectations.  To date, the Company has received orders for a significant quantity of Shining Stars product but has not delivered meaningful quantities of the product to customers.  However, the Company anticipates that it will sell a greater quantity of this product during the second quarter of 2007 and a significantly greater quantity during the third quarter of 2007.  The Company has recently secured additional manufacturing capacity for Shining Stars product and believes that it will soon be able to more adequately service increased demand.  However, there can be no assurance that demand for Shining Stars product will continue at current levels, that the Company will be able to manufacture adequate supplies of product, that such products will continue to be well received or that existing or future competition for similar products will not have an adverse effect on the Company’s expectations for the success of the Shining Stars product range.

As a result of the favorable reception to new product introductions in the gift segment, including Shining Stars, the Company’s backlog in the gift segment as of March 31, 2007 increased by 31% as compared to March 31, 2006.

SEGMENTS

The Company currently operates in two segments:  (i) its gift business and (ii) its infant and juvenile business.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2007 AND 2006

The Company’s consolidated net sales for the three months ended March 31, 2007 decreased 2.7% to $75.1 million compared to $77.1 million for the three months ended March 31, 2006, primarily as a result of a decrease in the gift segment of $3.6 million, partially offset by an increase of $1.6 million in the infant and juvenile segment.

The Company’s gift segment net sales for the three months ended March 31, 2007 decreased 9.1% to $36.4 million compared to $40.0 million for the three months ended March 31, 2006, primarily as a result of weakness in the international gift segment, resulting largely from the closure of several European direct sales force operations, as well as a reduction in the size of the Company’s worldwide gift sales force.  Net sales in the Company’s gift segment were favorably impacted by approximately $1.0 million for the three months ended March 31, 2007 as a result of foreign exchange rates.  Net sales for the infant and juvenile segment for the three months ended March 31, 2007 increased 4.2% to $38.7 million, compared to $37.1 million for the three months ended March 31, 2006, primarily resulting from additional sales growth in the Company’s Kids Line subsidiary.

Consolidated gross profit of 41.7% of consolidated net sales was the same for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.   Gross profit for the Company’s gift segment increased from 39.7% for the three months ended March 31, 2006 to 45.2% for the three months ended March 31, 2007, primarily as a result of new product introductions that command higher margins.  Gross profit for the Company’s infant and juvenile segment decreased from 43.8% of net sales for the three months ended March 31, 2006 as compared to 38.5% of net sales for the three months ended March 31, 2007, primarily as a result of competitive pressures, increased raw material costs and product mix.

Consolidated selling, general and administrative expense was $26.5 million, or 35.2% of consolidated net sales, for the three months ended March 31, 2007, compared to $32.2 million, or 41.7% of consolidated net sales, for the three months ended March 31, 2006.  Selling, general and administrative expense in the Company’s gift segment decreased by $7.3 million to $19.8 million in the first quarter of 2007 from $27.0 million in the prior year period.  This decrease is a result of expense reductions resulting from implementation of the PIP and similar cost reduction initiatives that were implemented in prior years.   Included in the gift segment selling, general and administrative expense in the first quarter of 2006 was $2.7 million in charges associated with the restructuring activities in the U.S. and European gift divisions and $1.3 million of consulting costs incurred in connection with the development of the PIP.  Selling, general and administrative expense in the Company’s infant and juvenile segment increased from $5.1 million, or 13.8% of net sales in the first quarter of 2006 to $6.7 million, or 17.3% of net sales, in the first quarter of 2007, primarily as a result of efforts to support growth in this segment.

Consolidated other expense was $1.1 million for the three months ended March 31, 2007 compared to $5.3 million for the three months ended March 31, 2006, or a decrease of $4.2 million.  Other income in the Company’s gift segment for the three months ended March 31, 2007 decreased to $80,000 from $290,000 in the prior year.  Other expense in the Company’s infant and juvenile segment decreased by $4.4 million to $1.2 million compared to $5.6 million in the prior year period.  The decrease in the infant and juvenile segment was primarily due to expense recorded in the first quarter of 2006 in connection with the write-off of $2.5 million in deferred financing costs and a prepayment penalty of $1.3 million associated with the termination of the 2005 Credit Agreement.

The Company recorded a domestic income tax expense of approximately $1.0 million for the three months ended March 31, 2007, primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy, and Applause acquisitions.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore can not be offset by the Company’s deferred tax assets.  The Company has recorded full valuation allowances against these deferred tax assets as management believes it is more likely than not that those net deferred tax assets will not be realized.  For the three months ended March 31, 2006, the Company recorded a net domestic income tax benefit of approximately $(0.7) million primarily related to the Company’s domestic net operating loss offset by the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy, and Applause acquisitions.  The Company recorded approximately $0.2 million of foreign tax expense related to profitable operations in Canada, Hong Kong, and Australia for the three months ended March 31, 2007 versus $0.4 million for the three months ended March 31, 2006.

As a result of the foregoing, consolidated net income for the three months ended March 31, 2007 was $2.5 million, or $0.12 per diluted share, compared to consolidated net loss of $5.0 million, or a loss of $0.24 per diluted share, for the three months ended March 31, 2006, representing an increase of $7.5 million, or $0.36 per diluted share.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that cash flow from operations and future borrowings will be sufficient to fund its operating needs and capital requirements, including the payment of the Earnout Consideration, for at least the next 12 months.  However, if the Company’s 2007 gift product line, including Shining Stars, continues to be favorably received by customers, the Company may require additional working capital in order to maximize the potential opportunity.  The Company is currently evaluating potential alternatives in the event it requires such additional working capital.

As of March 31, 2007, the Company had cash and cash equivalents of $11.1 million compared to $11.5 million at December 31, 2006.  This reduction of $0.4 million was primarily related to the net income generated during the first quarter of 2007, reduced prepaid and other assets, net borrowings of $5.3 million, offset by reduced accounts payable and increased accounts receivable. The increase in accounts receivable was due primarily to the termination of the factoring arrangement with Barclays during the first quarter of 2007.  As of March 31, 2007 and December 31, 2006, working capital was $57.7 million and $45.9 million, respectively.  This increase of $11.8 million was primarily the result of a reclassification of a tax liability under FIN 48 from current to long term in the amount of $9.8 million, an increase in accounts receivable, and a reduction in accounts payable, partially offset by a decrease in prepaid expenses and other current assets.

Cash and cash equivalents decreased by $0.4 million during the three months ending March 31, 2007 compared to a decrease of $17.5 million during the three months ending March 31, 2006. The decrease during the three months ended March 31, 2007 was primarily a result of the factors described in the preceding paragraph.  The decrease during the three months ended March 31, 2006 was primarily due to the payment of debt, reduced accounts payable and increased accounts receivable, partially offset by lower inventory levels.  Net cash used by operating activities was approximately $5.2 million during the three months ended March 31, 2007 compared to net cash used by operating activities of approximately $14.9 million during the three months ended March 31, 2006. The decrease of $9.7 million was due primarily to net income of $2.7 in the first quarter of 2007 as compared to a net loss of $5.0 million in the first quarter of 2006, a decrease in prepaid expenses and other current assets in the first quarter 2007, partially offset by a decrease in inventory in the first quarter of 2006 which was relatively unchanged in the first quarter of 2007.  Net cash used in investing activities was approximately $0.7 million for the three months ended March 31, 2007 compared to net cash used of approximately $0.1 million for the three months ended March 31, 2006. The increased usage was primarily related to increased capital expenditures.  Net cash provided by financing activities was approximately $5.3 million for the three months ended March 31, 2007 compared to a usage of $2.5 million for the three months ended March 31, 2006.  The increase of $7.8 million was due primarily to debt incurred under the credit facility.

Kids Line and Related Financing

Background.  The Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”) in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”) executed as of December 15, 2004. At closing, the Company paid approximately $130.5 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement, however, also includes the potential payment of the Earnout Consideration, which is defined as 11.724% of the Agreed Enterprise Value of Kids Line as of the last day of the three year period ending November 30, 2007 (the “Measurement Period”). The Earnout Consideration shall be paid as described in Note 4 to the Notes to Unaudited Consolidated Financial Statements herein (approximately the third anniversary of the Closing Date). The “Agreed Enterprise Value” shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending on the last day of the Measurement Period and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement. The Company cannot currently determine the precise amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on current projections, the Company anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period. The amount of the Earnout Consideration will be charged to goodwill when it is earned. The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement (defined below) will be sufficient to fund the payment of the Earnout Consideration (and that such payment will be permitted under the Infantline Credit Agreement), however there can be no assurance that unforeseen events or changes in our business would not have a material adverse impact on our ability to pay the Earnout Consideration and therefore on our liquidity.

The Kids Line acquisition was financed with the proceeds of a term loan, which was subsequently replaced by a $105 million credit facility with LaSalle Bank as agent (the “2005 Credit Agreement”) and the 2005 Canadian Credit Agreement (defined below), which are described in the Current Report on Form 8-K filed by the Company with the SEC on July 5, 2005.

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior bank financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”).  For a detailed description of the 2006 Credit Agreements, which are defined and summarized below, see Note 5 of the Notes to Unaudited Consolidated Financial Statements above.  On March 14, 2006, in connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the Infantline Credit Agreement.

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and infant and juvenile business, respectively.  Pursuant to the Assignment, our parent company, Russ Berrie and Company, Inc. (“RB”), is now organized as a holding company, with all of its operations being conducted through its subsidiaries. RB, however, has continuing cash needs for corporate overhead expenses, taxes and other purposes (collectively, the “Requirements”). The 2006 Credit Agreements (defined below) contain significant limitations on the ability of RB’s domestic subsidiaries to distribute cash, including in the form of dividends, loans or other advances, to RB to pay for its Requirements (such limitations are described in more detail below). Management believes that the amounts permitted to be distributed to RB by its domestic subsidiaries will be sufficient to fund the requirements, although there can be no assurance that such requirements will not exceed current estimates. Although there are no restrictions in the 2006 Credit Agreements on the ability of RB’s foreign subsidiaries to distribute cash to RB, available cash there from may be insufficient to cover the Requirements without additional distributions from RB’s domestic subsidiaries. Because RB is dependent upon cash distributions from its domestic subsidiaries, if such domestic subsidiaries are unable to distribute sufficient cash to RB to meet its requirements without triggering a default under the 2006 Credit Agreements, this could have a material adverse impact on the Company’s liquidity.

As a result of the LaSalle Refinancing, the obligation to pay the Earnout Consideration is no longer the obligation of RB, but the joint and several obligation of the Infantline Borrowers (defined below).  The Infantline Borrowers will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, (i) Excess Revolving Loan Availability under the Infantline Credit Agreement will equal or exceed $3.0 million and (ii) no violation of the financial covenants in the Infantline Credit Agreement would then exist, or would, on a pro forma basis, result there from.

Infantline Credit Agreement.   On March 14, 2006, as amended as of December 22, 2006 (discussed below), Kids Line, LLC and Sassy, Inc. (collectively, the “Infantline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, RB as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended, the “Infantline Credit Agreement”). Unless otherwise specified herein, capitalized terms used but undefined in this section shall have the meanings ascribed to them in the Infantline Credit Agreement.

The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a sub facility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  As of March 31, 2007, the outstanding balance on the Revolving Loan was $22.9 million and the outstanding balance on the Term Loan was $30.0 million, and there was $750,000 utilized on the letter of credit sub-facility. At March 31, 2007, the availability under the Revolving Loan was approximately $10.2 million.

The principal of the Term Loan will be repaid in installments as described in Note 5 to the Notes to Unaudited Consolidated Financial Statements, with a final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Revolving Loan) is due and payable on

March 14, 2011, in each case subject to customary early termination provisions (without any prepayment penalty) in accordance with the terms of the Infantline Credit Agreement.

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

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans. The applicable interest rate margins as of March 31, 2007 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans.  The weighted average interest rates for the outstanding loans as of March 31, 2007 were as follows:

	At March 31, 2007
	LIBOR Loans	Base Rate Loans
Revolving Loan	7.10%	8.50%
Term Loan	7.17%	8.50%

The Infantline Borrowers are required to make prepayments of the Term Loan as is described in Note 5 to the Notes to Unaudited Consolidated Financial Statements.

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ration, (iii) a maximum total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation. As of March 31, 2007, the Infantline Borrowers were in compliance with the financial covenants contained in the Infantline Credit Agreement.

Giftline Credit Agreement.   Also on March 14, 2006, as amended on April 11, 2006, August 8, 2006, and December 28, 2006, U.S. Gift and other specified wholly-owned domestic subsidiaries of RB (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and RB, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”). Unless otherwise specified herein, capitalized terms used but undefined in this section shall have the meanings ascribed to them in the Giftline Credit Agreement.

The facility under the Giftline Credit Agreement consists of a revolving loan commitment in an amount equal to the lesser of (i) $15.0 million, with a maximum availability of $13.5 million, and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (the “Giftline Revolver”), with a sub facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of March 31, 2007, the outstanding balance on the Giftline Revolver was $6.5 million and the balance on the Canadian Revolving Loan (defined below) was $0, and there was $1.0 million utilized under the Canadian sub-facility for letters of credit. At March 31, 2007 the availability under the Giftline Revolver was approximately $5.8 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

On December 28, 2006, pursuant to the third amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined  in accordance with a pricing grid based on the most recent quarter-end daily average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans.  Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of March 31, 2007 were 2.50% for LIBOR Loans and 0.25% for Base Rate Loans. As of March 31, 2007, the interest rate was 8.50% for the one outstanding Base Rate loan.  There are no LIBOR Loans outstanding.

Disbursement and receivable bank accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts will be swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. The Giftline Credit Agreement originally contained the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ending December 31, 2006. On December 28, 2006, the Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5,000,000 to $3,500,000. The Third Amendment also amended the definition of Revolving Loan Availability so that it now equals the lesser of (i) $13,500,000 and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Loan Agreement. As of March 31, 2007, the Company was in compliance with the remaining financial covenants contained in the Giftline Credit Agreement.

As contemplated by the 2005 Credit Agreement, on June 28, 2005, as amended as of August 4, 2005, December 7, 2005 and March 14, 2006, RB’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (as amended, the “Canadian Credit Agreement”), and related loan documents with respect to an original maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, the March 14, 2006 amendment to the Canadian Credit Agreement: (i) replaced references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) released RB from the Canadian Guaranty and (iii) provided for a maximum U.S. $5.0 million revolving loan. In connection with the release of RB from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement. As of March 31, 2007, there were no borrowings under this facility.

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

The 2006 Credit Agreements restrict the ability of RB’s domestic subsidiaries to distribute cash to RB for the purpose of paying dividends to RB’s shareholders or for the purpose of satisfying RB’s corporate overhead expenses.  Among other limitations, the Infantline Credit Agreement contains a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses, and the Giftline Credit Agreement contains a similar cap (subject to certain exceptions) equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter, of which approximately $3.9 million was paid in 2006.  The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result there from, and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver.  The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.  As of March 31, 2007, the amount of capital contributions made after December 28, 2006 by RB under this provision of the Third Amendment to the Giftline Borrowers was $3.0 million.

RB believes that the amounts permitted to be distributed to it by its subsidiaries will be sufficient to fund its corporate overhead expenses, although there can be no assurance that such expenses will not exceed current estimates.

During the three months ended March 31, 2007, the Company paid approximately $46,000 for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2007.

Other Events and Circumstances Pertaining to Liquidity

In the event that additional initiatives related to the PIP are implemented, certain significant restructuring charges may be recognized.  As the determination to implement any or all such initiatives has not yet been made, estimates of the range of any additional charges or other related expenditures cannot be determined at this time.  See “Overview” from the 2006 10-K for a description of the PIP and the restructuring activities undertaken in 2005 and 2006.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.  As of March 31, 2007, the Company had outstanding forward contracts with a notional amount totaling approximately $8.2 million.

The Company is dependent upon information technology systems in many aspects of its business. In 2002, the Company commenced a global implementation of an Enterprise Resource Planning (“ERP”) system for its gift businesses.  During 2003 and continuing into 2004, certain of the Company’s international gift subsidiaries began to phase in aspects of the new ERP system.  In late 2005, the Company began to explore alternative global information technology systems for its gift business that could provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system.  As a result of this review, all remaining international implementations were placed on hold pending a decision on whether or not to replace the current ERP system.  The Company expects to make a decision on whether to replace its current ERP system during fiscal 2007 or later.

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

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of March 31, 2007 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating Lease Obligations	$38,403	$4,745	$5,797	$5,146	$4,737	$4,240	$13,738
Purchase Obligations(1)	$39,379	$39,379	$—	$—	$—	$—	$—
Debt Repayment Obligations(2)(3)	$30,250	$6,750	$11,500	$12,000	$—	$—	$—
Royalty Obligations	$1,478	$1,333	$70	$—	$75	$—	$—
Total Contractual Obligations	$109,510	$52,207	$17,367	$17,146	$4,812	$4,240	$13,738

(1)             The Company’s purchase obligations consist of purchase orders for inventory.

(2)             Reflects repayment obligations under the Infantline Credit Agreement.  Mandatory repayment obligations under the Infantline Credit Agreements are as follows (in thousands) $6,750 in 2007; $11,500 in 2008; and $12,000 in 2009.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the Infantline Credit Agreement, including provisions that create, increase and/or accelerate obligations thereunder.

(3)             The Company has revolving loan facilities that expire on March 14, 2011.  At March 31, 2007, there was approximately $6.5 million borrowed under the Giftline Revolver and approximately $22.9 million borrowed under the Infantline Revolver.

(4)             Of the total income tax payable of $15.1 million, the Company has classified $5.3 million as current, as such amount is expected to be resolved within one year.  The remaining amount has been classified as a long term liability.  These amounts are not included in the above table as the timing of their potential settlement was not reasonably estimable.

Off Balance Sheet Arrangements

As of March 31, 2007, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2006 10-K.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management.  There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2006 10-K.

Also see Note 2 of Notes to Consolidated Financial Statements of the 2006 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.  See Note 2 to Notes to Unaudited Consolidated Financial Statements herein for a discussion of SFAS No. 123R, and the assumptions used in option valuations.

The Company adopted “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. The impact of the adoption of FIN 48 was not material to the Company’s consolidated financial position or results of operations. See Note 11 to Notes to Unaudited Consolidated Financial Statements herein for a discussion of FIN 48.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands discloses about fair value measurements.  SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact, if any, on its consolidated financial statements of SFAS No. 159..

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.   Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors”, of the 2006 10-K.  The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the 2006 10-K.  The interest applicable to the 2006 Credit Agreements is based upon (i) the LIBOR Rate and (ii) the Base Rate (each as defined in the 2006 Credit Agreements), plus an applicable margin.  At March 31, 2007, a sensitivity analysis to measure potential changes in applicable interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $0.6 million annually, based upon the level of debt at March 31, 2007.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the interest rates applicable to the loans under the 2006 Credit Agreements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow for timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2007.  Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2006 10-K.

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

4.21	Debenture among Russ Berrie (UK) Limited and National Westminster Bank Plc.

4.22	Business Overdraft Facility among Russ Berrie (UK) Limited and The Royal Bank of Scotland

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ James J. O’Reardon, Jr.
Date:	May 10, 2007		James J. O’Reardon, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

4.21	Debenture among Russ Berrie (UK) Limited and National Westminster Bank Plc.

4.22	Business Overdraft Facility among Russ Berrie (UK) Limited and The Royal Bank of Scotland

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.