Form 10-Q
period 2007-06-30
RUSS BERRIE & CO INC
filed 2007-08-09
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 26, 2007 was as follows:

OUTSTANDING
CLASS	At July 26, 2007
Common Stock, $0.10 stated value	21,146,314

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except share and per share data)
(UNAUDITED)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$14,278	$11,526
Accounts receivable, trade, less allowances of $1,852 in 2007 and $1,402 in 2006	58,771	55,976
Inventories, net	58,646	48,026
Prepaid expenses and other current assets	4,732	12,025
Income tax receivable	589	2,200
Deferred income taxes	2,365	2,331
Total current assets	139,381	132,084
Property, plant and equipment, net	12,637	13,993
Goodwill	89,242	89,242
Intangible assets	61,582	61,600
Restricted cash	872	824
Deferred income taxes	1,106	957
Other assets	5,544	5,067
Total assets	$310,364	$303,767
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,000	$9,000
Short-term debt	26,684	21,832
Accounts payable	17,260	16,286
Accrued expenses	22,362	24,056
Income taxes payable	5,064	15,038
Total current liabilities	81,370	86,212
Income taxes payable long-term	9,785
Deferred income taxes	2,146	160
Long-term debt, excluding current portion	18,000	23,500
Other long-term liabilities	3,389	3,231
Total liabilities	114,690	113,103

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 and 26,712,780 shares at June 30, 2007 and December 31, 2006, respectively	2,674	2,673
Additional paid in capital	91,970	91,836
Retained earnings	194,231	191,320
Accumulated other comprehensive income	16,499	14,985
Treasury stock, at cost, 5,613,284 shares at June 30, 2007 and 5,636,284 at December 31, 2006	(109,700)	(110,150)
Total shareholders’ equity	195,674	190,664
Total liabilities and shareholders’ equity	$310,364	$303,767

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$70,714	$65,653	$145,787	$142,799

Cost of sales	42,346	39,198	86,092	84,171

Gross profit	28,368	26,455	59,695	58,628

Selling, general and administrative expenses	25,680	27,895	52,138	60,049

Operating income (loss)	2,688	(1,440)	7,557	(1,421)

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,277)	(1,569)	(2,512)	(7,364)
Interest and investment income	153	111	344	223
Other, net	(45)	(68)	(123)	337
	(1,169)	(1,526)	(2,291)	(6,804)

Income (loss) before income tax provision	1,519	(2,966)	5,266	(8,225)

Income tax provision	1,154	3,009	2,355	2,742

Net income (loss)	$365	$(5,975)	$2,911	$(10,967)

Net income (loss) per share:
Basic	$0.02	$(0.29)	$0.14	$(0.53)
Diluted	$0.02	$(0.29)	$0.14	$(0.53)

Weighted average shares:
Basic	21,080,000	20,840,000	21,078,000	20,838,000
Diluted	21,228,000	20,840,000	21,191,000	20,838,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,911	$(10,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,343	2,746
Amortization and write-off of deferred financing costs	316	2,848
Accounts receivable allowance	1,093	550
Provision for inventory reserve	1,689	1,377
Deferred income taxes	1,937	2,012
Share-based compensation expense	86	—
Other	321	(434)
Change in assets and liabilities:
Restricted cash	12	(20)
Accounts receivable	(3,268)	2,491
Income tax receivable	1,848	537
Inventories	(11,513)	4,541
Prepaid expenses and other current assets	7,255	603
Other assets	(788)	(55)
Accounts payable	1,502	(8,787)
Accrued expenses	(2,781)	(2,141)
Accrued income taxes	(394)	(1,852)
Total adjustments	(342)	4,416
Net cash provided by (used in) operating activities	2,569	(6,551)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	75
Capital expenditures	(1,149)	(324)
Net cash used in investing activities	(1,149)	(249)

Cash flows from financing activities:
Proceeds from issuance of common stock	501	262
Issuance of long-term debt	55	59,250
Repayment of long-term debt	(5,500)	(78,320)
Net borrowing on revolving credit facility	5,853	9,783
Payment of deferred financing costs	—	(2,509)
Net cash provided by (used in) financing activities	909	(11,534)

Effect of exchange rate changes on cash and cash equivalents	423	—
Net decrease in cash and cash equivalents	2,752	(18,334)
Cash and cash equivalents at beginning of period	11,526	28,667
Cash and cash equivalents at end of period	$14,278	$10,333
Cash paid during the period for:
Interest expense	$2,046	$2,941
Income taxes	$538	$2,092

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

The Company currently operates in two segments: (i) its gift segment and (ii) its infant and juvenile segment.  This segmentation of the Company’s operations reflects how the chief operating decision makers currently view the results of operations.

The Company’s gift segment designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and independent distributors.

The Company’s infant and juvenile segment designs, manufactures through third parties and markets products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. The infant and juvenile segment consists of Sassy, Inc. (“Sassy”), and Kids Line LLC (“Kids Line”).  These products are sold to consumers, primarily in the United States, and certain foreign countries through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores, military post exchanges and other venues.

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

NOTE 2 - SHAREHOLDERS’ EQUITY

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

Stock Plans

The Company currently maintains the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”) and the Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”).  As of January 1, 2007, there were an aggregate of 1,513,720 shares of common stock reserved for issuance under the 2004 Option Plan and the 2004 ESPP.    The Company also continues to have options outstanding under the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the “Predecessor Plans”).  No awards could be made after December 31, 2003 with respect to the 1999 Predecessor Plans and after December 31, 1998 with respect to the 1994 Predecessor Plans.  See Notes 2 and 18 of the Notes to Consolidated Financial Statements of the 2006 10-K for further details with respect to option plans.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock Options

The following table summarizes activity regarding outstanding options as of June 30, 2007, and changes during the six months ended June 30, 2007:

	Options	Weighted Average ExercisePrice per Option	Option Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)

Options outstanding at December 31, 2006	1,516,740	$17.99	$ 11.19 - $34.80	7.5	$1,620
Granted	—	—	—
Exercised	(38,000)	13.15	$ 13.05 - $13.74
Forfeited/cancelled	(107,305)	$14.85	$ 13.06 - $18.50
Options outstanding at June 30, 2007	1,371,435	$18.37	$ 11.19 - $34.80	6.9	$3,412
Vested and exercisable at June 30, 2007	1,311,435	$18.52		6.8	$3,198

There were no stock options granted during the three and six months ended June 30, 2007.

Share-based compensation expense related to the Company’s stock options recorded in the consolidated statements of operations for the three and six months ended June 30, 2007 was approximately ($26,000) and $11,000, respectively.  The credit of $26,000 for the three months ended June 30, 2007 related to a change in estimated forfeitures for options granted in November 2006 that were forfeited during the first six months of 2007.  No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended June 30, 2007 and 2006. For the three and six months ended June 30, 2007 and 2006, there were no excess tax benefits recognized resulting from share-based compensation cost.

Non-vested Stock Options

As of June 30, 2007, there was approximately $232,000 of total unrecognized compensation cost related to 60,000 non-vested stock options granted under the 2004 Option Plan on November 1, 2006. This cost is expected to be recognized over a weighted-average period of 4.3 years.

A summary of the Company’s non-vested stock options at June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at December 31, 2006	150,000	$15.05
Forfeited	(90,000)	15.05
Non-vested at June 30, 2007	60,000	$15.05

Employee Stock Purchase Plan

Under the 2004 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount.  Pursuant to this plan, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant.  In each plan year, an eligible employee may elect to participate

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in the plan by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation.  No employee shall have the right to purchase Company common stock under the 2004 ESPP which has a fair market value in excess of $25,000 in any plan year.  The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year.  If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee, and his or her option expires.  As of June 30, 2007, the 2004 ESPP had approximately 106,000 shares reserved for future issuance.

Total share-based compensation expense related to the 2004 ESPP was approximately $37,000 and $75,000 for the three and six months ended June 30, 2007.

The fair value of each option granted under the 2004 ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30
	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.98%	4.38%
Volatility	36.70%	50.40%
Expected life (years)	1	1

NOTE 3 - WEIGHTED AVERAGE COMMON SHARES

The weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per share is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	21,080	20,840	21,078	20,838
Dilutive effect of common shares issuable under outstanding stock options	148	—	113	—
Weighted average common shares outstanding assuming dilution	21,228	20,840	21,191	20,838

The average number of diluted shares outstanding for the three and six months ended June 30, 2006 excludes shares issuable upon exercise of outstanding stock options, because there was a net loss and such shares would have been anti-dilutive.  Stock options to purchase an aggregate of approximately 1.4 million and 1.8 million shares were outstanding at June 30, 2007 and 2006, respectively.  For the three and six months ended June 30, 2007, approximately 0.8 million stock options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such period.

NOTE 4 – CONTINGENCY

In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”).  At closing, the Company paid approximately $130.6 million, which represented the portion of the purchase price due at closing plus various transaction costs.  The aggregate purchase price under the Purchase Agreement includes the potential payment of contingent consideration (the “Earnout Consideration”).  The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ending November 30, 2007).  The Agreed Enterprise Value shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending November 30, 2007 and (ii) the applicable multiple (ranging form zero to eight) as set forth in the Purchase Agreement.  Pursuant to the Purchase Agreement, 90% of the estimated Earnout Consideration is due in December 2007 (which amount is not subject to refund or return), and any remaining portion earned, following the determination of the final Agreed Upon Enterprise Value, is due in January 2008.  The Company cannot currently determine the precise amount of the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on current projections, the Company anticipates that the Earnout Consideration will be approximately $30 million, although the amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.  The amount of the Earnout Consideration will be charged to goodwill when earned.  The Company currently anticipates that cash flow from operations and anticipated availability under the Infantline Credit Agreement (described in Note 5 below) will be sufficient to fund the payment of the Earnout Consideration.  However, there can be no assurance that unforeseen events or changes in the Company’s business would not have a material adverse impact on the ability to pay the Earnout Consideration and therefore on our liquidity.  As described in Note 5 (Section 1.A and 1.D) below, the Infantline Borrowers (defined below) have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in place of Russ Berrie and Company, Inc. (“RB”).

NOTE 5 – DEBT

In connection with the Purchase of Kids Line in December 2004, the Company and certain of its subsidiaries entered into a financing agreement (the “Financing Agreement”). The Financing Agreement consisted of a term loan in the original principal amount of $125.0 million which was scheduled to mature on November 14, 2007 (the “2004 Term Loan”).  The Company used the proceeds of the 2004 Term Loan to substantially finance the Purchase and pay fees and expenses related thereto.  The 2004 Term Loan was repaid in full and the Financing Agreement was terminated in connection with the execution of the 2005 Credit Agreement, defined in Note 8 of the Notes to Consolidated Financial Statements in the 2006 10-K, as of June 28, 2005.  There were no fees paid as a result of the early termination of the Financing Agreement.  However, during 2005, in connection with the termination of the 2004 Term Loan, the Company wrote-off the remaining unamortized balance of approximately $4.8 million in deferred financing costs.

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

Long-term debt at June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Term Loan (Infantline Credit Agreement)	$28,000	$32,500
Less current portion	10,000	9,000
Long-term debt	$18,000	$23,500

At June 30, 2007, there was approximately $18.5 million borrowed under the Infantline Revolver; approximately $7.8 million borrowed under the Giftline Revolver and approximately $0.4 million borrowed under the Russ Berrie (UK) Limited Business Overdraft Facility (each defined below), all of which is classified as short-term debt.

1.             The LaSalle Refinancing – Effective March 14, 2006

A.  The Infantline Credit Agreement

On March 14, 2006 (the “Closing Date”), as amended as of December 22, 2006 (discussed below), Kids Line, LLC (“KL”), and Sassy, Inc. (“Sassy”, and together with KL, the “Infantline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, Russ Berrie and Company, Inc. (“RB”) as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amended, the “Infantline Credit Agreement”).  Unless otherwise specified herein, capitalized terms used but undefined in this Note 5, Section 1.A shall have the meanings ascribed to them in the Infantline Credit Agreement.

The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Infantline Revolver”), with a sub-facility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing.  As of June 30, 2007, the outstanding balance on the Infantline Revolver was $18.5 million, the outstanding balance on the Term Loan was $28.0 million and there was $730,000 utilized under the letter of credit sub-facility.  At June 30, 2007, availability under the Infantline Revolver was approximately $11.8 million.

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

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the Company’s option, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.  The applicable interest rate margins as of June 30, 2007 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans.  The weighted average interest rates for the outstanding loans as of June 30, 2007 were as follows:

	At June 30, 2007
	LIBOR Loans	Base Rate Loans
Infantline Revolver	7.11%	8.50%
Infantline Term Loan	7.11%	8.50%

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Infantline Borrowers are also required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances.   Additionally, commencing in early 2008 with respect to the most recently completed fiscal year (beginning with fiscal 2007), in the event that the Total Debt to EBITDA ratio for such fiscal year exceeds 2.00:1.00, annual mandatory prepayments of the Term Loan shall be required in an amount equal to 50% of Excess Cash Flow.

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the “Infantline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.  In addition, upon the occurrence of an event of default under the Infantline Credit Agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable.  As of June 30, 2007, the Company was in compliance with the Infantline Financial Covenants.

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

B.  The Giftline Credit Agreement

On March 14, 2006 as amended on April 11, 2006, August 8, 2006, December 28, 2006, and August 8, 2007, U.S. Gift and other specified wholly-owned domestic subsidiaries of RB (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and RB, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”).  Unless otherwise specified herein, capitalized terms used but undefined in this Note 5, Section 1.B to the consolidated financial statements shall have the meanings ascribed to them in the Giftline Credit Agreement.

Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million.  The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (b) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement.  The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory.  As of June 30, 2007, the outstanding balance on the Giftline Revolver was $7.8 million, there was no outstanding balance on the Canadian Revolving Loan (see Section 1.C below), and there was $1.1 million utilized under the Canadian sub-facility for letters of credit.  At June 30, 2007, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $4.3 million.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at RB’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans.  However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end daily Average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans.   Interest is due and payable in the same manner as with respect to the Infantline Loans.  The applicable interest rate margins as of June 30, 2007 were 2.25% for LIBOR Loans and 0.25% for Base Rate Loans.  As of June 30, 2007, the interest rate was 8.50% for the one outstanding Base Rate loan.  There were no LIBOR loans outstanding as of June 30, 2007.

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

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement.  The Giftline Credit Agreement originally contained the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008).  On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ending September 30, 2006.  The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5,000,000 to $3,500,000.  The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any fiscal month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date.  The Fixed Charge Covenant Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any fiscal month, may not be less than 1.1:1.0.  This covenant is only applicable, however, if during the three fiscal month period then ending on such date of determination Revolving Loan Availability (defined above) was less than $3,500,000 for any three (3) consecutive business day period.  If, however, compliance is required, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive fiscal months after they fail to satisfy the test condition set forth above.  As of June 30, 2007, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.

In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified inactive and holding company subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of In-Transit Inventory which may be deemed “Eligible Inventory” under specified circumstances from $3.0 million to $8.0 million.  Further details with respect to the Fourth Amendment can be found in Part II, Item 5, “Other Information”, of this Quarterly Report on Form 10-Q.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to RB’s shareholders or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to reimburse for its allocable portion of corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter, of which approximately $3.9 million was paid in 2006 and approximately $1.5 million was paid during the six months ended June 30, 2007.  The Third

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result there from, and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver.  The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.  As of June 30, 2007, the amount of capital contributions made after December 28, 2006 by RB under this provision of the Third Amendment to the Giftline Borrowers was $3.0 million.

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

C. Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement, on June 28, 2005, as amended on August 4, 2005, December 7, 2005 and March 14, 2006, RB’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (as amended, the “Canadian Credit Agreement”), and related loan documents with respect to an original maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”).  RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the LaSalle Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan.  In connection with the release of RB from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement.  A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.  As of June 30, 2007, there were no borrowings under the Canadian Revolving Loan.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin.  As of June 30, 2007, there were no Base Rate or Libor Loans outstanding.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement will be sufficient to fund the obligation to pay the Earnout Consideration, and that such payment will be permitted under the terms of the Infantline Credit Agreement and related documentation.  The amount of the Earnout Consideration will be charged to goodwill.

2.             Russ Berrie (UK) Limited Business Overdraft Facility

On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank.  The Facility, as amended, consists of a maximum credit line of £1.5 million.  Interest will be charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit.  The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited.  The Facility replaces the Framework Agreement with Barclays Bank Plc described in Item 7 of the 2006 10-K, which was terminated as of March 31, 2007.  The Facility, like the Framework Agreement facility, was established to assist in meeting the working capital requirements of Russ Berrie UK Limited.   As of June 30, 2007, there was approximately $0.4 million of borrowings outstanding under this facility.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The significant components of intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	June 30, 2007	December 31, 2006
MAM distribution agreement and relationship	Indefinite life	$10,400	$10,400
Sassy trade name	Indefinite life	7,100	7,100
Applause trade name	Indefinite life	7,646	7,646
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
Other intangible assets	4.4 years	36	54
		$61,582	$61,600

Other intangible assets as of June 30, 2007 and December 31, 2006 include Kids Line and Sassy non-compete agreements, which are being amortized over four and five years, respectively, and a patent.  Amortization expense was approximately $18,000 and $13,000 for the six months ended June 30, 2007 and 2006, respectively.

All of the Company’s goodwill is in the infant and juvenile segment and results from the acquisition of Kids Line, LLC in 2004, and Sassy in 2002.  There were no changes to the carrying amount of goodwill for the six months ended June 30, 2007.

NOTE 7 – RESTRUCTURING AND RELATED COST

During 2006, the Company continued restructuring efforts with respect to its domestic gift business to reduce expenses, right-size the infrastructure consistent with current business levels, and re-align domestic gift operations to better meet the needs of different distribution channels.  During the six months ended June 30, 2006, the Company recorded a $3.6 million restructuring charge related to: (i) severance cost of employees at its Petaluma, California distribution center; (ii) reduced sales staff in its U.S. gift segment; and (iii) a charge of $2.2 million related to down-sizing of its operations in Europe.  During the year ended December 31, 2006, the Company recorded aggregate restructuring charges of $4.2 million.  Restructuring charges incurred for the U.S. operations in 2006 totaled approximately $1.6 million, which consisted of severance costs related to employees at its Petaluma, California distribution center and additional sales and operational personnel at its Oakland, N.J. operation. International restructuring costs of approximately $2.6 million were incurred in 2006 which were comprised primarily of severance costs.  The Company also incurred a one-time charge of $1.3 million during 2006, which is included in selling, general and administrative expenses in connection with the relocation of its distribution facility in the United Kingdom, primarily related to the write-off of fixed assets and moving costs.  The Company recorded a one-time charge of $0.3 million (not classified as a restructuring charge and therefore not reflected in the table below) during the six months ended June 30, 2007, which is included in selling, general and administrative expenses, in connection with the closure of one of its showrooms for the gift segment.

The Company reassesses the reserve requirements under the restructuring efforts at the end of each reporting period.  A rollforward of the restructuring accrual is set forth below (in thousands):

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Employee	Facility
	Separation	Exit Costs	Total
Balance @ December 31, 2006	$1,041	$65	$1,106
2007 Provision	193	—	193
Less Payments	1,003	65	1,068
Balance @ June 30, 2007	$231	$0	$231

NOTE 8 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments: (i) the Company’s gift segment; and (ii) the Company’s infant and juvenile segment, which includes Sassy, Inc. and Kids Line, LLC.  This segmentation of the Company’s operations reflects how the Company’s chief operating decision makers currently view the results of operations.  There are no inter-segment revenues to eliminate.  Corporate assets and overhead expenses are included in the gift segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Gift:
Net sales	$33,843	$29,158	$70,234	$69,190
Selling, general and administrative expenses (a)	18,893	22,398	38,659	49,429
Operating loss	(4,589)	(11,334)	(7,905)	(22,457)
Other income (expense)	(45)	(115)	35	175
Depreciation and amortization	995	1,127	1,980	2,327
Loss before income taxes	$(4,634)	$(11,449)	$(7,870)	$(22,282)
Infant and juvenile:
Net sales	$36,871	$36,495	$75,553	$73,609
Selling, general and administrative expenses	6,787	5,497	13,479	10,620
Operating income	7,277	9,894	15,462	21,036
Other expense	(1,124)	(1,411)	(2,326)	(6,979)
Depreciation and amortization	190	215	363	419
Income before income taxes	$6,153	$8,483	$13,136	$14,057
Consolidated:
Net sales	$70,714	$65,653	$145,787	$142,799
Selling, general and administrative expenses	25,680	27,895	52,138	60,049
Operating income (loss)	2,688	(1,440)	7,557	(1,421)
Other expense	(1,169)	(1,526)	(2,291)	(6,804)
Depreciation and amortization	1,185	1,342	2,343	2,746
Income (loss) before income taxes	$1,519	$(2,966)	$5,266	$(8,225)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total assets of each segment were as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Gift	$100,434	$98,360
Infant and juvenile	209,930	205,407
Total	$310,364	$303,767

Concentration of Risk

As disclosed in the 2006 10-K, approximately 87.3% of the Company’s purchases are attributable to manufacturers in the People’s Republic of China.  The supplier accounting for the greatest dollar volume of purchases accounted for approximately 20% and the five largest suppliers accounted for approximately 48% in the aggregate.  The Company utilizes approximately 62 manufacturers in Eastern Asia and believes that there are many alternative manufacturers for the Company’s products and sources of raw materials.  As a result, the Company does not believe there is a concentration of risk associated with any significant manufacturing relationship. See Item 1A, “Risk Factors”, of the 2006 10-K under the caption “We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products.”

With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 25.2% and 24.5% of the Company’s consolidated net sales for the three and six month periods ended June 30, 2007, respectively, and 26.2% and 24.8% for the three and six month periods ended June 30, 2006, respectively.  See Item 1A, “Risk Factors,” of the 2006 10-K under the caption “Our infant and juvenile business is dependent on several large customers.”

NOTE 9 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At June 30, 2007, the Company’s forward contracts had expiration dates which ranged from one to nine months.

The Company accounts for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the Consolidated Statements of Operations.  Unrealized losses of $277,000 and $14,000 relating to forward contracts are included in accrued expenses as of June 30, 2007 and December 31, 2006, respectively.

The Company has forward contracts to exchange British pounds, Canadian dollars and Australian dollars for United States dollars with notional amounts of $8.6 million and $5.9 million as of June 30, 2007 and December 31, 2006, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $0 and $2.3 million as of June 30, 2007 and December 31, 2006, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Comprehensive Income (loss), representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income (loss) for the three and six months ended June 30, 2007 and 2006 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Net income (loss)	$365	$(5,975)	$2,911	$(10,967)
Other comprehensive income:
Foreign currency translation adjustments	1,225	1,181	1,514	1,232
Comprehensive income (loss)	$1,590	$(4,794)	$4,425	$(9,735)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – INCOME TAXES

In July 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and FASB Staff Position (“FSP”) FSP FIN 48-1 (issued May 2007).  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.  A tax benefit from an uncertain position was previously recognized if it was probable of being sustained.  Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within twelve months of the reporting date.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company believes that the balance sheet as of December 31, 2006 is consistent with the implementation of FIN 48.  The Company has not made any additional adjustments to its opening balance sheet related to the implementation of FIN 48, other than to reclassify the portion of its tax liabilities to non-current which the Company does not anticipate will settle, or for which the statute of limitations will not close, in the next twelve months, and the Company has not made any adjustments to its opening retained earnings related to the implementation of FIN 48.

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards.  At January 1, 2007, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $15.1 million, including approximately $0.6 million of accrued interest. As of June 30, 2007, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $15.1 million, including approximately $0.6 million of accrued interest. The Company has various tax attributes such as NOL’s, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions. As of January 1, 2007, a summary of the tax years that remain subject to examination in the major tax jurisdictions are:

United States — Federal	2003 and forward
United States — States	1999 and forward

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction.  Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $5.2 million within twelve months of June 30, 2007.  If recognized, approximately $1.3 million of the decrease would impact the Company’s effective tax rate.  For the remaining amounts, the Company anticipates that the valuation allowances related to the deferred tax assets associated with various tax attributes such as NOL and foreign tax credit carryovers would be increased based on management’s belief that it is more likely than not that the full value of these tax attributes would not be realized.

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

The Company enters into various license agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  All license agreements other than the agreement with MAM Babyartikel GmbH (which has a remaining term of four years), are for three year terms with extensions if agreed to by both parties.  Several of these license agreements require prepayments of certain minimum guaranteed royalty amounts.  The amount of minimum guaranteed royalty payments with respect to all license agreements through the end of their original terms aggregates to approximately $11.5 million, of which

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately $4.6 million remained unpaid at June 30, 2007.  Royalty Expense for the three and six months ended June 30, 2007 was approximately $2.0 million and $3.2 million, respectively, as compared to $0.8 million and $1.8 million for the three and six months ended June 30, 2006, respectively.

NOTE 13 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “1st Quarter 10-Q”).

OVERVIEW

The Company is a leader in the gift and infant and juvenile industries. The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and the world via the Company’s international wholly-owned subsidiaries and independent distributors.  The Company’s infant and juvenile businesses design, manufacture through third parties and market products in a number of baby categories, including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States, and certain foreign countries through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores, military post exchanges and other venues.

The Company’s revenues are primarily derived from sales of its products.  For the six months ended June 30, 2007, 48.2% of revenues were generated by the gift segment and 51.8% of revenues were generated by the infant and juvenile segment, as compared to 48.5% and 51.5%, respectively, for the same period in the prior year.

The Company’s global business strategy for 2006 focused on: (i) capitalizing on growth opportunities with respect to its infant and juvenile segment, particularly in international markets, as well as (ii) continued efforts to streamline its gift business, concentrating on more profitable product lines and creating operational efficiencies.  The Company believes that it made substantial progress in successfully implementing this strategy during 2006.  Specifically, revenues in the infant and juvenile segment continued to grow throughout the year, primarily as a result of new product development and increased distribution, particularly in international markets.  With respect to its gift business, the Company renewed its focus on product categories where it believes it can command an authoritative position, and made substantial progress in rejuvenating its product line.  The Company has reduced the number of SKUs offered by its gift segment from approximately 13,000 in 2005 to approximately 5,700 at the end of 2006, and approximately 70% of the product line developed for 2007 consists of new product introductions.

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

The Company believes that its 2007 gift product line has been favorably received by retailers and consumers.  In particular, the Company recently introduced a product range called Shining Stars® that has been very well received to date.  Each “Shining Stars Friend” includes a high-quality plush animal, entitles its owner to name a star in the sky, and provides access to a website that includes a virtual universe where children of all ages can send e-cards, play customized games and find a galaxy of other fun activities.  During the three months ended June 30, 2007, the Company continued its rollout of the Shining Star products.  Presently, the Company has received orders for significant quantities of Shining Stars product and anticipates that it will sell a substantially greater quantity of this product during the third and fourth quarters of 2007 than it sold in the first six months of 2007. The Company has recently secured additional manufacturing capacity for Shining Stars product to meet anticipated demand and address current backlog.  However, there can be no assurance that demand for Shining Stars product will continue at current levels, that the Company will be able to manufacture adequate supplies of product, that such products will continue to be well received or that existing or future competition for similar products will not have an adverse effect on the Company’s expectations for the success of the Shining Stars product range.

As a result of the favorable reception to new product introductions in the gift segment, including Shining Stars, the Company’s backlog in the gift segment as of June 30, 2007 increased by 222% to approximately $65 million, as compared to $29 million at June 30, 2006.

SEGMENTS

The Company currently operates in two segments:  (i) its gift segment and (ii) its infant and juvenile segment.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2007 AND 2006

The Company’s consolidated net sales for the three months ended June 30, 2007 increased 7.7% to $70.7 million compared to $65.7 million for the three months ended June 30, 2006, primarily as a result of an increase in gift segment sales of $4.6 million, as well as an increase of $0.4 million in the infant and juvenile segment.

The Company’s gift segment net sales for the three months ended June 30, 2007 increased 16.1% to $33.8 million compared to $29.2 million for the three months ended June 30, 2006, primarily as a result of the rollout of its Shining Stars product line.  Net sales in the Company’s gift segment were favorably impacted by approximately $0.9 million for the three months ended June 30, 2007 as a result of foreign exchange rates.  Net sales for the infant and juvenile segment for the three months ended June 30, 2007 increased 1.0% to $36.9 million, compared to $36.5 million for the three months ended June 30, 2006.

Consolidated gross profit of 40.1% of consolidated net sales for the three months ended June 30, 2007 decreased slightly from 40.3% as compared to the three months ended June 30, 2006.   Gross profit for the Company’s gift segment increased to 42.3% of net sales for the three months ended June 30, 2007 from 37.9% of net sales for the three months ended June 30, 2006, primarily as a result of new product introductions throughout the gift segment product line that command higher margins.  Gross profit for the Company’s infant and juvenile segment decreased from 42.2% of net sales for the three months ended June 30, 2006 to 38.1% of net sales for the three months ended June 30, 2007, primarily as a result of competitive pressures, increased raw material costs, product mix and currency exchange expense associated with Sassy’s MAM Babyartikel GmbH contract.

Consolidated selling, general and administrative expense was $25.7 million, or 36.3% of consolidated net sales, for the three months ended June 30, 2007, compared to $27.9 million, or 42.5% of consolidated net sales, for the three months ended June 30, 2006.  Selling, general and administrative expense in the Company’s gift segment decreased by 15.6% or $3.5 million to $18.9 million in the second quarter of 2007 from $22.4 million in the prior year period.  This decrease is a result of expense reductions resulting from implementation of the PIP and similar cost reduction initiatives that were implemented in prior years partially offset by higher costs, including selling expenses to support higher net sales and approximately $0.5 million of costs related to the exploration of potential strategic alternatives and other special charges regarding the gift segment.   Included in the gift segment selling, general and administrative expense in the second quarter of 2006 was $1.0 million in charges associated with the restructuring activities in the U.S. and European gift divisions and $1.2 million of consulting costs incurred in connection with the development of the PIP.  Selling, general and administrative expense in the Company’s infant and juvenile segment increased from $5.5 million, or 15.1% of net sales, in the second quarter of 2006 to $6.8 million, or 18.4% of net sales, in the second quarter of 2007, primarily as a result of efforts to support anticipated growth in this segment.

Consolidated other expense was $1.2 million for the three months ended June 30, 2007 compared to $1.5 million for the three months ended June 30, 2006, or a decrease of $0.3 million.  Other expense in the Company’s gift segment for the three months ended June 30, 2007 decreased to $45,000 from $115,000 in the prior year.  Other expense in the Company’s infant and juvenile segment decreased by $0.3 million to $1.1 million compared to $1.4 million in the prior year period.  The decrease in the infant and juvenile segment was primarily due to lower borrowing costs.

The Company recorded a domestic income tax expense of approximately $1.2 million for the three months ended June 30, 2007, primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy and Applause acquisitions.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company’s deferred tax assets.  The Company has recorded full valuation allowances against these deferred tax assets as management believes it is more likely than not that those net deferred tax assets will not be realized.  Income tax expense for the three months ended June 30, 2006 was $3.0 million.  Effective with the quarter ended December 31, 2005, the Company recorded full valuation allowances against substantially all of its net deferred tax assets, while continuing to record deferred tax expense related to the amortization of certain indefinite life intangibles resulting from acquisitions made in previous years.

As a result of the foregoing, consolidated net income for the three months ended June 30, 2007 was $365,000, or $0.02 per diluted share, compared to consolidated net loss of $6.0 million, or ($0.29) per diluted share, for the three months ended June 30, 2006, representing an improvement of $6.3 million, or $0.31 per diluted share.

RESULTS OF OPERATIONS— SIX MONTHS ENDED JUNE 30, 2007 AND 2006

The Company’s consolidated net sales for the six months ended June 30, 2007 increased 2.1% to $145.8 million compared to $142.8 million for the six months ended June 30, 2006 as a result of sales growth in both its infant and juvenile and gift business segments.

The Company’s gift segment net sales increased 1.5% for the six months ended June 30, 2007 to $70.2 million compared to $69.2 million for the six months ended June 30, 2006, primarily as a result of the rollout of the Shining Stars product line, improved content and product availability as well as strong consumer demand for the Company’s Yomiko™ brand of premium plush products.  Net sales in the Company’s gift segment were favorably impacted by foreign exchange rates by approximately $1.9 million for the six months ended June 30, 2007.  The Company’s infant and juvenile segment net sales for the six months ended June 30, 2007 increased 2.6% to $75.6 million compared to $73.6 million for the six months ended June 30, 2006. This increase is primarily attributable to sales growth in the Company’s Kids Line subsidiary.

Consolidated gross profit was 40.9% of consolidated net sales for the six months ended June 30, 2007 as compared to 41.1% of consolidated net sales for the six months ended June 30, 2006.  The decline in the consolidated gross profit percentage is primarily due to competitive pricing pressure, increased raw material cost, sales channel mix and currency exchange expenses associated with Sassy’s MAM Babyartikel GmbH contract in the infant and juvenile segment, partially offset by increased gross profit margins in the gift segment.  Gross profit for the Company’s gift segment was 43.8% of net sales for such segment for the six months ended June 30, 2007 as compared to 39.0% of net sales for the six months ended June 30, 2006 as a result of new product introductions throughout the gift segment product line that command higher margins.  Gross profit for the Company’s infant and juvenile segment was 38.3% of net sales for such segment for the six months ended June 30, 2007 as compared to 43.0% of net sales for the six months ended June 30, 2006.

Consolidated selling, general and administrative expense was $52.1 million, or 35.8% of consolidated net sales, for the six months ended June 30, 2007 compared to $60.0 million, or 42.1% of consolidated net sales, for the six months ended June 30, 2006.  Selling, general and administrative expense in the Company’s gift segment decreased by $10.7 million to $38.7 million in the first half of 2007 from $49.4 million in the prior year period.  This decrease is a result of continued expense reductions from implementation of the PIP and similar cost reduction initiatives that were implemented in prior years, partially offset by $0.8 million of costs related to the exploration of potential strategic alternatives and other special charges regarding the gift segment.  Included in the gift segment selling, general and administrative expense in the first half of 2006 was $3.7 million in costs associated with the restructuring activities in the U.S. and European gift division and $2.5 million of consulting costs incurred in connection with the development of the PIP.    Selling, general and administrative expense in the Company’s infant and juvenile segment increased by $2.9 million from $10.6 million for the six months ended June 30, 2006 to $13.5 million for the same period in 2007, primarily as a result of efforts to support anticipated growth in this segment.

Consolidated other expense was $2.3 million for the six months ended June 30, 2007 compared to $6.8 million for the six months ended June 30, 2006, a decrease of $4.5 million.  This decrease is a result of refinancing costs incurred in the first half of 2006, and lower borrowing costs in 2007.  The 2006 refinancing resulted in lower interest expense as a result of lower borrowings and lower interest rates in 2007, as well as a $2.9 million write-off and amortization of deferred financing costs in 2006.

Income tax expense decreased $0.3 million to $2.4 million for the six months ended June 30, 2007 as compared to $2.7 million for the six months ended June 30, 2006.  Income tax expense is primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy, and Applause acquisitions.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company’s deferred tax assets.  The Company has recorded full valuation allowances against these deferred tax assets as management believes it is more likely than not that those net deferred tax assets will not be realized.

As a result of the foregoing, consolidated net income for the six months ended June 30, 2007 was $2.9 million, or $0.14 per diluted share, compared to a consolidated net loss of $11.0 million, or ($0.53) per diluted share, for the six months ended June 30, 2006, representing an improvement of $13.9 million, or $0.67 per share.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that cash flow from operations and future borrowings will be sufficient to fund its operating needs and capital requirements, including the payment of the Earnout Consideration, for at least the next 12 months.  See discussion of the Earnout Consideration below.  The Fourth Amendment to the Giftline Credit Agreement, discussed below and in Part II, Item 5. “Other Information” of this Quarterly Report on Form 10-Q, increases the potential borrowing capacity of the Giftline Borrowers (defined below), in the event that additional working capital is required in connection with the favorable reception to the Company’s 2007 gift segment product line.

As of June 30, 2007, the Company had cash and cash equivalents of $14.3 million compared to $11.5 million at December 31, 2006.  This increase of $2.8 million is primarily related to the net income generated during the first six months of 2007, reduced prepaid expenses and other assets, offset by increases in inventory of $11.5 million, and accounts receivable of $3.3 million.  As of June 30, 2007 and December 31, 2006, working capital was $58.0 and $45.9 million, respectively.  This increase of $12.1 million was primarily the result of an increase in accounts receivable and inventory offset by a decrease in prepaid expenses and other current assets and an increase in short term borrowings.

Cash and cash equivalents increased by $2.8 million during the six months ending June 30, 2007 compared to a decrease of $18.3 million during the six months ending June 30, 2006. The increase during the six months ended June 30, 2007 was primarily a result of the factors described in the preceding paragraph.  The decrease during the six months ended June 30, 2006 was primarily due to a net loss, the payment of debt and reduced accounts payable, partially offset by decreases in accounts receivable and inventory.  Net cash provided by operating activities was approximately $2.6 million during the six months ended June 30, 2007 compared to net cash used in operating activities of approximately $6.6 million during the six months ended June 30, 2006. The increase of $9.2 million was due primarily to net income of $2.9 million in the first half of 2007 as compared to a net loss of $11.0 million in the first half of 2006.  Net cash used in investing activities was approximately $1.1 million for the six months ended June 30, 2007 compared to net cash used of approximately $0.2 million for the six months ended June 30, 2006. The increased usage was primarily related to increased capital expenditures.  Net cash provided by financing activities was approximately $0.9 million for the six months ended June 30, 2007 compared to a usage of $11.5 million for the six months ended June 30, 2006.  The increase of $12.4 million was due primarily to the repayment of debt under the Infantline Credit Agreement in 2006.

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

The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a sub facility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  As of June 30, 2007, the outstanding balance on the Revolving Loan was $18.5 million and the outstanding balance on the Term Loan was $28.0 million, and there was $730,000 utilized on the letter of credit sub-facility. At June 30, 2007, the availability under the Revolving Loan was approximately $11.8 million.

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

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans. The applicable interest rate margins as of June 30, 2007 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans.  The weighted average interest rates for the outstanding loans as of June 30, 2007 were as follows:

	At June 30, 2007
	LIBOR Loans	Base Rate Loans
Revolving Loan	7.11%	8.50%
Term Loan	7.11%	8.50%

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

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ration, (iii) a maximum total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation. As of June 30, 2007, the Infantline Borrowers were in compliance with the financial covenants contained in the Infantline Credit Agreement.

Giftline Credit Agreement.   Also on March 14, 2006, as amended on April 11, 2006, August 8, 2006, December 28, 2006, and August 6, 2007, U.S. Gift and other specified wholly-owned domestic subsidiaries of RB (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and RB, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”). Unless otherwise specified herein, capitalized terms used but undefined in this section shall have the meanings ascribed to them in the Giftline Credit Agreement.

Prior to the August 6, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million.  The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (b) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement.  The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory.  As of June 30, 2007, the outstanding balance on the Giftline Revolver was $7.8 million, there was no outstanding balance on the Canadian Revolving Loan (defined below), and there was $1.1 million utilized under the Canadian sub-facility for letters of credit.  At June 30, 2007, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $4.3 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

On December 28, 2006, pursuant to the third amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end daily average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans.  Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of June 30, 2007 were 2.25% for LIBOR Loans and 0.25% for Base

Rate Loans. As of June 30, 2007, the interest rate was 8.50% for the one outstanding Base Rate loan.  There are no LIBOR Loans outstanding as of June 30, 2007.

Disbursement and receivable bank accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts will be swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. The Giftline Credit Agreement originally contained the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per fiscal quarter for each of four consecutive fiscal quarters commencing with the fiscal quarter ending December 31, 2006. On December 28, 2006, the Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5,000,000 to $3,500,000. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any fiscal month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date.  The Fixed Charge Covenant Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any fiscal month, may not be less than 1.1:1.0.  This covenant is only applicable, however, if during the three fiscal month period then ending on such date of determination Revolving Loan Availability (defined above) was less than $3,500,000 for any three (3) consecutive business day period.  If, however, compliance is required, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive fiscal months after they fail to satisfy the test condition set forth above.  As of June 30, 2007, the Company was in compliance with the remaining financial covenants contained in the Giftline Credit Agreement.

In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified inactive and holding company subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of In-Transit Inventory which may be deemed “Eligible Inventory” under specified circumstances from $3.0 million to $8.0 million.  Further details with respect to the Fourth Amendment can be found in Part II, Item 5, “Other Information”, of this Quarterly Report on Form 10-Q.

As contemplated by the 2005 Credit Agreement, on June 28, 2005, as amended as of August 4, 2005, December 7, 2005 and March 14, 2006, RB’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (as amended, the “Canadian Credit Agreement”), and related loan documents with respect to an original maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, the March 14, 2006 amendment to the Canadian Credit Agreement: (i) replaced references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) released RB from the Canadian Guaranty and (iii) provided for a maximum U.S. $5.0 million revolving loan. In connection with the release of RB from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement. As of June 30, 2007, there were no borrowings under this facility.

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

The 2006 Credit Agreements restrict the ability of RB’s domestic subsidiaries to distribute cash to RB for the purpose of paying dividends to RB’s shareholders or for the purpose of satisfying RB’s corporate overhead expenses.  Among other limitations, the Infantline Credit Agreement contains a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses, and the Giftline

Credit Agreement contains a similar cap (subject to certain exceptions) equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter, of which approximately $3.9 million was paid in 2006 and approximately $1.5 million was paid during the six months ended June 30, 2007.  The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result there from, and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver.  The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.  As of June 30, 2007, the amount of capital contributions made after December 28, 2006 by RB under this provision of the Third Amendment to the Giftline Borrowers was $3.0 million.  RB believes that the amounts permitted to be distributed to it by its subsidiaries will be sufficient to fund its corporate overhead expenses, although there can be no assurance that such expenses will not exceed current estimates.

During the six months ended June 30, 2007, the Company paid approximately $538,000 for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2007.

Russ Berrie (UK) Limited Business Overdraft Facility - On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank.  The Facility, as amended, consists of a maximum credit line of £1.5 million.  Interest will be charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit.  The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited.  The Facility replaces the Framework Agreement with Barclays Bank Plc described in Item 7 of the 2006 10-K, which was terminated as of March 31, 2007.  The Facility, like the Framework Agreement facility, was established to assist in meeting the working capital requirements of Russ Berrie UK Limited.   As of June 30, 2007 there was approximately $0.4 million of borrowings under this facility.

Other Events and Circumstances Pertaining to Liquidity

As previously disclosed, the Company believes it has substantially completed its gift segment restructuring activities.  In the event that additional initiatives related to the PIP are implemented, certain significant restructuring charges may be recognized.  As the determination to implement any or all such initiatives has not yet been made, estimates of the range of any additional charges or other related expenditures cannot be determined at this time.  See “Overview” from the 2006 10-K for a description of the PIP and the restructuring activities undertaken in 2005 and 2006.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.  As of June 30, 2007, the Company had outstanding forward contracts with a notional amount totaling approximately $8.6 million.

The Company is dependent upon information technology systems in many aspects of its business. In 2002, the Company commenced a global implementation of an Enterprise Resource Planning (“ERP”) system for its gift businesses.  During 2003 and continuing into 2004, certain of the Company’s international gift subsidiaries began to phase in aspects of the new ERP system.  In late 2005, the Company began to explore alternative global information technology systems for its gift business that could provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system.  As a result of this review, all remaining international implementations of the ERP system were placed on hold pending a decision on whether or not to replace the current ERP system.  The Company has not yet made a decision on whether to replace its current ERP system and will continue to explore whether such replacement is advisable.

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

As has been previously reported, the Company has begun to explore the possible sale of its gift division and has received indications of interest from several prospective acquirers. During this process, the performance of the division has continued to improve. The Company has hired Sagent Advisors to explore all strategic alternatives, including: selling a division, selling the Company in its entirety or identifying candidates for potential acquisitions, although the Company is unable to determine at this time whether any transaction will occur.

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of June 30, 2007 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating Lease Obligations	$48,013	$3,700	$7,215	$6,561	$5,906	$5,236	$19,395
Purchase Obligations(1)	$44,723	$44,723	$—	$—	$—	$—	$—
Debt Repayment Obligations(2)(3)	$28,000	$4,500	$11,500	$12,000	$—	$—	$—
Royalty Obligations	$4,590	$1,175	$1,590	$1,750	$75	$—	$—
Total Contractual Obligations	$125,326	$54,098	$20,305	$20,311	$5,981	$5,236	$19,395

(1)             The Company’s purchase obligations consist of purchase orders for inventory.

(2)             Reflects repayment obligations under the Infantline Credit Agreement.  Mandatory repayment obligations under the Infantline Credit Agreements are as follows (in thousands) $4,500 in 2007; $11,500 in 2008; and $12,000 in 2009.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the Infantline Credit Agreement, including provisions that create, increase and/or accelerate obligations thereunder.

(3)             The Company has revolving loan facilities that expire on March 14, 2011.  At June 30, 2007, there was approximately $7.8 million borrowed under the Giftline Revolver and approximately $18.5 million borrowed under the Infantline Revolving Loan, which have not been included in the table above.

(4)             Of the total income tax payable of $14.8 million, the Company has classified $5.1 million as current, as such amount is expected to be resolved within one year.  The remaining amount has been classified as a long term liability.  These amounts are not included in the above table as the timing of their potential settlement was not reasonably estimable.

Off Balance Sheet Arrangements

As of June 30, 2007, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2006 10-K.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, backlog, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.   Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors”, of the 2006 10-K and this report.  The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the 2006 10-K.  The interest applicable to the 2006 Credit Agreements is based upon (i) the LIBOR Rate and (ii) the Base Rate (each as defined in the 2006 Credit Agreements), plus an applicable margin.  At June 30, 2007, a sensitivity analysis to measure potential changes in applicable interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $550,000 annually, based upon the level of debt at June 30, 2007.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the interest rates applicable to the loans under the 2006 Credit Agreements.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2007.  Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Other than the addition of the following, there have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2006 10-K.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of June 30, 2007, the Gift segment had a backlog of unfilled orders of approximately $65 million, as a result of high demand for the Gift segment’s 2007 product line, including Shining Stars. This backlog amount is based primarily on purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, purchase orders included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of delays or cancellations resulting from external market factors and economic factors beyond our control. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2007, the Company held its annual meeting of shareholders to elect nine members to its Board of Directors.  Each of the nine nominated directors was elected without contest.  No other matters were brought before the shareholders at the annual meeting.  The votes for and the votes withheld for each of the nominees for director were as follows:

Nominee	For	%	Withheld	%
Raphael Benaroya	15,794,841	81.7	3,547,905	18.3
Mario Ciampi	19,062,237	98.5	280,509	1.5
Andrew R. Gatto	19,096,328	98.7	246,418	1.3
Frederick J. Horowitz	19,106,216	98.8	236,530	1.2
Lauren Krueger	19,036,823	98.4	305,923	1.6
William A. Landman *	19,095,777	98.7	246,969	1.3
Daniel Posner	19,100,433	98.7	242,313	1.3
Salvatore M. Salibello	16,601,108	85.8	2,741,638	14.2
Michael Zimmerman	18,997,811	98.2	344,935	1.8

* Note – Mr. Landman resigned from the Board of Directors effective June 7, 2007.

ITEM 5. OTHER INFORMATION

(a)  As of August 8, 2007, RB and the other parties to the Giftline Credit Agreement entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”).  Capitalized terms used but undefined in this Item 5 shall have the meanings assigned to them in the Giftline Credit Agreement.  The Fourth Amendment, among other things:

(i) Increases the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million.

(ii) Eliminates the existing covenant pertaining to Excess Revolving Loan Availability (previously Excess Revolving Loan Availability could not be less than $3.5 million).

(iii) Re-institutes a “Fixed Charge Coverage Ratio” financial covenant specifying that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any fiscal month, may not be less than 1.1:1.0.  This covenant is only applicable, however, if during the three fiscal month period then ending on such date of determination Revolving Loan Availability (defined below) was less than $3,500,000 for any three (3) consecutive business day period.  If, however, compliance is required the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent.  In addition, the Giftline

Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive fiscal months after they fail to satisfy the test condition set forth above.

(iv) Amends the definition of Revolving Loan Availability to mean the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (b) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement.

(v) Amends the definition of “Computation Period” generally to mean, as of the last day of any fiscal month, the preceding 12-fiscal month period ending as of such date; prior to December 31, 2007, such period is the number of months elapsed commencing after December 31, 2006 (previously, “Computation Period” was defined as each period of four consecutive fiscal quarters ending on the last day of a fiscal quarter);

(v) Re-institutes a definition of “Fixed Charge Coverage Ratio” which is based on the last day of any fiscal month for the Computation Period ending on such date.  Prior to the deletion of this covenant in the December 28, 2006 amendment to the Giftline Credit Agreement, the applicable period was quarterly.

(vi) Permits, subject to specified conditions, the mergers of specified inactive and holding Company subsidiaries of RB with and into RB (including certain Giftline Borrowers).

(vii) Increases the amount of In-Transit Inventory which may be deemed “Eligible Inventory” under specified circumstances from $3.0 million to $8.0 million.

In connection with the execution of the Fourth Amendment, the Gift Borrowers paid an amendment fee in the amount of $37,500 to the Administrative Agent.

The foregoing description of the Fourth Amendment is qualified in its entirety by reference to the full text thereof, which is attached hereto as Exhibit 4.23.

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

4.23

Fourth Amendment to Credit Agreement, dated as of August 8, 2007, among RB, Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., Russplus, Inc., Russ Berrie and Company Investments, Inc., the financial institutions signatory thereto (the “Lenders”), LaSalle Business Credit, LLC, as administrative agent for the Lenders and LaSalle Bank National Association as Issuing Bank.

10.108

Amended and Restated Severance Policy for Domestic Vice Presidents (and Above) of Russ Berrie and Company, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on July 17, 2007.

10.109	Russ Berrie and Company, Inc., Transaction Bonus Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on July 17, 2007.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

Items 1, 2 and 3 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ James J. O’Reardon, Jr.
Date:	August 9, 2007		James J. O’Reardon, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

4.23

Fourth Amendment to Credit Agreement, dated as of August 8, 2007, among RB, Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., Russplus, Inc., Russ Berrie and Company Investments, Inc., the financial institutions signatory thereto (the “Lenders”), LaSalle Business Credit, LLC, as administrative agent for the Lenders and LaSalle Bank National Association as Issuing Bank.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.