Form 10-Q
period 2007-09-30
RUSS BERRIE & CO INC
filed 2007-11-09
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 26, 2007 was as follows:

OUTSTANDING
CLASS	At October 26, 2007
Common Stock, $0.10 stated value	21,161,314

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 (Dollars in Thousands, except share and per share data)
(UNAUDITED)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$16,929	$11,526
Accounts receivable, trade, less allowances of $1,980 in 2007 and $1,402 in 2006	84,386	55,976
Inventories, net	53,729	48,026
Prepaid expenses and other current assets	4,493	12,025
Income tax receivable	371	2,200
Deferred income taxes	2,499	2,331
Total current assets	162,407	132,084
Property, plant and equipment, net	12,112	13,993
Goodwill	120,242	89,242
Intangible assets	57,776	61,600
Restricted cash	913	824
Deferred income taxes	1,038	957
Other assets	5,230	5,067
Total assets	$359,718	$303,767

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,750	$9,000
Short-term debt	30,320	21,832
Earnout consideration — short-term	11,000	—
Accounts payable	13,729	16,286
Accrued expenses	29,365	24,056
Income taxes payable	6,053	15,038
Total current liabilities	101,217	86,212
Income taxes payable long-term	5,167	—
Deferred income taxes	3,156	160
Long-term debt, excluding current portion	15,000	23,500
Earnout consideration — long-term	20,000	—
Other long-term liabilities	3,486	3,231
Total liabilities	148,026	113,103

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 and 26,712,780 shares at September 30, 2007 and December 31, 2006, respectively	2,674	2,673
Additional paid in capital	91,721	91,836
Retained earnings	208,538	191,320
Accumulated other comprehensive income	17,545	14,985
Treasury stock, at cost, 5,566,466 shares at September 30, 2007 and 5,636,284 at December 31, 2006	(108,786)	(110,150)
Total shareholders’ equity	211,692	190,664
Total liabilities and shareholders’ equity	$359,718	$303,767

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$100,928	$78,081	$246,715	$220,880

Cost of sales	56,769	48,090	142,861	132,261

Gross profit	44,159	29,991	103,854	88,619

Selling, general and administrative expenses	30,932	26,658	83,070	86,707

Operating income	13,227	3,333	20,784	1,912

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,228)	(1,332)	(3,740)	(8,497)
Interest and investment income	135	24	446	49
Other, net	377	(192)	287	145
	(716)	(1,500)	(3,007)	(8,303)

Income (loss) before income tax provision	12,511	1,833	17,777	(6,391)

Income tax (benefit) provision	(1,796)	1,577	559	4,319

Net income (loss)	$14,307	$256	$17,218	$(10,710)

Net income (loss) per share:
Basic	$0.68	$0.01	$0.82	$(0.51)
Diluted	$0.67	$0.01	$0.81	$(0.51)

Weighted average shares:
Basic	21,157,000	20,864,000	21,105,000	20,847,000
Diluted	21,318,000	20,882,000	21,257,000	20,847,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$17,218	$(10,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,650	4,060
Amortization and write-off of deferred financing costs	474	3,009
Provision for accounts receivable allowance	1,631	894
Provision for inventory reserve	198	2,728
Deferred income taxes	2,986	3,016
Share-based compensation expense	141	—
Write-off on disposal of fixed assets	361	2,988
Impairment of intangible asset	3,600	—
Other	(92)	(274)
Change in assets and liabilities:
Restricted cash	12	(18)
Accounts receivable	(28,597)	(4,507)
Income tax receivable	2,233	889
Inventories	(4,650)	8,003
Prepaid expenses and other current assets	7,722	(3,017)
Other assets	(1,544)	43
Accounts payable	(2,371)	(4,540)
Accrued expenses	3,899	(844)
Accrued income taxes	(3,291)	(1,783)
Total adjustments	(13,638)	10,647
Net cash provided by (used in) operating activities	3,580	(63)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	90
Capital expenditures	(1,584)	(2,840)
Net cash used in investing activities	(1,584)	(2,750)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,111	1,057
Issuance of long-term debt	45	59,250
Repayment of long-term debt	(8,500)	(81,017)
Net borrowing on revolving credit facility	10,237	6,506
Payment of deferred financing costs	—	(2,508)
Net cash provided by (used in) financing activities	2,893	(16,712)

Effect of exchange rate changes on cash and cash equivalents	514	2,040
Net increase (decrease) in cash and cash equivalents	5,403	(17,485)
Cash and cash equivalents at beginning of period	11,526	28,667
Cash and cash equivalents at end of period	$16,929	$11,182
Cash paid during the period for:
Interest expense	$3,062	$4,270
Income taxes	$1,075	$2,557

Non-cash items from investing and financing activities are as follows:

Increase in Goodwill from Earnout Consideration	$31,000	$—
Increase in short-term liability- Earnout Consideration	$11,000	$—
Increase in long-term liability- Earnout Consideration	$20,000	$—

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

The Company’s gift segment designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s domestic and international wholly-owned subsidiaries and independent distributors.

The Company’s infant and juvenile segment, which consists of Sassy, Inc. (“Sassy”) and Kids Line LLC (“Kids Line”), designs, manufactures through third parties and markets products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores, military post exchanges and other venues.

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Stock Options

The following table summarizes activity regarding outstanding options as of September 30, 2007, and changes during the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price per Option	Option Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at December 31, 2006	1,516,740	$17.99	$11.19 - $34.80	7.5	$1,620
Granted	17,500	$14.90	$14.90 —
Exercised	(84,818)	$13.10	$13.05 - $13.74
Forfeited/cancelled	(107,305)	$14.85	$13.06 - $18.50
Options outstanding at September 30, 2007	1,342,117	$18.51	$11.19 - $34.80	6.7	$2,140
Vested and exercisable at September 30, 2007	1,264,617	$18.72		6.6	$2,002

During the three months ended September 30, 2007 there were 17,500 stock options and 4,475 shares of restricted stock granted under the 2004 Option Plan Plan. No options or shares of restricted stock were granted in either the March 2007 or June 2007 quarters.

Share-based compensation expense related to the Company’s equity compensation grants recorded in the consolidated statements of operations for the three and nine months ended September 30, 2007 was approximately $17,000 and $28,000, respectively. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended September 30, 2007 and 2006. For the three and nine months ended September 30, 2007 and 2006, there were no excess tax benefits recognized as a result of share-based compensation cost.

Non-vested Stock Options

As of September 30, 2007, there was approximately $305,000 of total unrecognized compensation cost related to 77,500 non-vested stock options granted under the 2004 Option Plan on November 1, 2006. This cost is expected to be recognized over a weighted-average period of 4.3 years.

A summary of the Company’s non-vested stock options at September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	150,000	$15.05
Granted	17,500	$14.90
Forfeited	(90,000)	$15.05
Non-vested at September 30, 2007	77,500	$15.02

Employee Stock Purchase Plan

Under the 2004 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount.  Pursuant to this plan, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant.  In each plan year, an eligible employee may elect to participate in the plan by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation.  No employee shall have the right to purchase Company common stock under the 2004 ESPP which has a fair market value in excess of $25,000 in any plan year.  The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year.  If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee, and his or her option expires.  As of September 30, 2007, the 2004 ESPP had approximately 106,000 shares reserved for future issuance.

Total share-based compensation expense related to the 2004 ESPP was approximately $38,000 and $113,000 for the three and nine months ended September 30, 2007, respectively, and was approximately $67,000 for the three and nine months ended September 30, 2006, respectively.

The fair value of each option granted under the 2004 ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.98%	4.38%
Volatility	36.70%	50.40%
Expected life (years)	1	1
Weighted-average fair value of options granted	$4.49	$4.09

NOTE 3 - WEIGHTED AVERAGE COMMON SHARES

The weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per share is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	21,157	20,864	21,105	20,847
Dilutive effect of common shares issuable under outstanding stock options	161	18	152	—
Weighted average common shares outstanding assuming dilution	21,318	20,882	21,257	20,847

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock options to purchase an aggregate of approximately 1.3 million and 1.5 million shares were outstanding at September 30, 2007 and 2006, respectively.  For the three and nine months ended September 30, 2007, approximately 0.8 million stock options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such period. For the three and nine months ended September 30, 2006, approximately 1.3 million stock options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such periods.   The average number of diluted shares outstanding for the nine months ended September 30, 2006 excludes shares issuable upon exercise of outstanding stock options, as the effect of their inclusion would have been anti-dilutive to loss per share.

NOTE 4 — EARNOUT CONSIDERATION

In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”).  The Company paid approximately $130.6 million, which represented the portion of the purchase price due at closing plus various transaction costs.  The aggregate purchase price under the Purchase Agreement includes the payment of contingent consideration (the “Earnout Consideration”).  The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ending November 30, 2007).  The Agreed Enterprise Value shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending November 30, 2007 and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement.  Pursuant to the Purchase Agreement, 90% of the estimated Earnout Consideration is due in December 2007 (which amount is not subject to refund or return), and any remaining portion earned, following the determination of the final Agreed Upon Enterprise Value, is due in January 2008.  The Company cannot currently determine the precise amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on actual results to date and current estimates of results for the remaining portion of the Measurement Period, the Company believes that it can estimate with a high degree of probability the approximate amount of such consideration. Accordingly, the Company has recorded a liability for the Earnout Consideration of $31.0 million as of September 30, 2007. The amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.  The estimated amount of the Earnout Consideration was charged to goodwill as of September 30, 2007, and any adjustment to the $31.0 million estimate based on actual results will be recorded in a subsequent period.  Of the aggregate estimated amount of the Earnout Consideration, $20.0 million is classified as a long-term liability, as the Company intends to finance this portion by drawing down upon the Term Loan reborrowing commitment (see Note 5 below) which, pursuant to the Infantline Credit Agreement, is available to pay the Earnout Consideration and which will be classified as long-term debt. The Company intends to finance the remaining portion of the Earnout Consideration (currently estimated at $11.0 million) pursuant to the terms of the Infantline Revolver and, accordingly, such liability has been classified as short-term. The Company currently expects that anticipated availability under the Infantline Credit Agreement (described in Note 5 below) will be sufficient to fund the payment. As described in Note 5 (Section 1.A and 1.D) below, the Infantline Borrowers (defined below) have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in place of Russ Berrie and Company, Inc. (“RB”).

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Long-term debt at September 30, 2007 and December 31, 2006 consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Term Loan (Infantline Credit Agreement)	$25,750	$32,500
Less current portion	10,750	9,000
Long-term debt	$15,000	$23,500

At September 30, 2007, there was approximately $15.6 million borrowed under the Infantline Revolver; approximately $14.7 million borrowed under the Giftline Revolver and no borrowings under the Russ Berrie (UK) Limited Business Overdraft Facility (each defined below), all of which is classified as short-term debt.

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

The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Infantline Revolver”), with a sub-facility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflects the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing.  As of September 30, 2007, the outstanding balance on the Infantline Revolver was $15.6 million, the outstanding balance on the Term Loan was $25.8 million and there was $880,000 utilized under the letter of credit sub-facility.  At September 30, 2007, availability under the Infantline Revolver was approximately $16.5 million.

As of December 22, 2006, the Infantline Credit Agreement was amended (the “First Amendment”) to permit the repayment and subsequent reborrowing of up to $20.0 million under the Term Loan, which has enabled the Infantline Borrowers to continue to utilize cash flows from operations to repay debt until the Earnout Consideration becomes due.  The Company intends to finance the payment of the Earnout Consideration by (i) reborrowing $20.0 million under the Term Loan pursuant to the TR Commitment (decribed below) and (ii) drawing on the Infantline Revolver for the remaining portion of the Earnout Consideration (currently estimated at $11.0 million).

Pursuant to the First Amendment, the Infantline Borrowers borrowed $20.0 million under the Infantline Revolver, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20.0 million of the Term Loan.  The lenders agreed to provide an additional Term Loan reborrowing commitment (the “TR Commitment”) of an aggregate maximum principal amount of $20.0 million, which amounts may only be reborrowed during specified periods and only to fund the payment of the Earnout Consideration.  Pursuant to the First Amendment, the Infantline Borrowers will pay a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.  The applicable interest rate

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

margins as of September 30, 2007 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans.  The weighted average interest rates for the outstanding loans as of September 30, 2007 were as follows:

	At September 30, 2007
	LIBOR Loans	Base Rate Loans
Infantline Revolver	7.48%	6.92%
Infantline Term Loan	7.48%	6.92%

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

The principal of the Term Loan will be repaid in installments as follows: (a) $0.75 million on the last day of each calendar month for the period commencing March, 2006 through and including February, 2008, ($9.0 million in 2007), (b) $1.0 million on the last day of each calendar month for the period commencing March 2008 through and including February 2009 and (c) $1.25 million on the last day of each calendar month for the period commencing March, 2009 through and including February 2011. A final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Infantline Revolver) is due and payable on March 14, 2011, in each case subject to customary early termination provisions (without any prepayment penalty) in accordance with the terms of the Infantline Credit Agreement.

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

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the “Infantline Financial Covenants”):  (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.  In addition, upon the occurrence of an event of default under the Infantline Credit Agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable.  As of September 30, 2007, the Company was in compliance with the Infantline Financial Covenants.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

B.  The Giftline Credit Agreement

On March 14, 2006 as amended on April 11, 2006, August 8, 2006, December 28, 2006, and August 8, 2007, U.S. Gift and other specified wholly-owned domestic subsidiaries of RB (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and RB, as loan party representative (as amended, the “Giftline Credit Agreement” and, together with the Infantline Credit Agreement, the “2006 Credit Agreements”).  Unless otherwise specified herein, capitalized terms used but undefined in this Note 5 shall have the meanings ascribed to them in the Giftline Credit Agreement.

Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement.  The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory.  As of September 30, 2007, the outstanding balance on the Giftline Revolver was $14.7 million, there was no outstanding balance on the Canadian Revolving Loan (see Section 1.C below), and there was $1.2 million utilized under the Canadian sub-facility for letters of credit.  At September 30, 2007, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $8.2 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the option of the Giftline Borrowers, plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans.  However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end daily Average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans.   Interest is due and payable in the same manner as with respect to the Infantline Loans.  The applicable interest rate margins as of September 30, 2007 were 2.00% for LIBOR Loans and 0.00% for Base Rate Loans.  As of September 30, 2007, the interest rate was 7.75% for the one outstanding Base Rate loan ($8.8 million) and 7.74% for the one outstanding LIBOR loan ($6.0 million).

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Receivable and disbursement bank accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts will be swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement.  The Giftline Credit Agreement originally contained the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008).  On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending September 30, 2006.  The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million.  The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date.  The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any month, may not be less than 1.1:1.0.  This covenant is only applicable, however, if during the three month period then ending on such date of determination (the “Test Period”) Revolving Loan Availability (defined above) was less than $3.5 million for any three (3) consecutive business day period (the “Test Condition”).  If, compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition.  As of September 30, 2007, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.

In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified inactive subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of in-transit inventory which may be deemed “Eligible Inventory” under specified circumstances from $3.0 million to $8.0 million.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to RB’s shareholders or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to reimburse for its allocable portion of corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each year thereafter, of which approximately $3.9 million was paid in 2006 and approximately $1.9 million was paid during the nine months ended September 30, 2007.  The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result there from, and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver.  The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.  As of September 30, 2007, the amount of capital contributions made after December 28, 2006 by RB under this provision of the Third Amendment to the Giftline Borrowers was $3.0 million.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

C. Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement, on June 28, 2005, as amended on August 4, 2005, December 7, 2005 and March 14, 2006, RB’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (as amended, the “Canadian Credit Agreement”), and related loan documents with respect to an original maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”).  RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement.  In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the LaSalle Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan.  In connection with the release of RB from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement.  A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement.  As of September 30, 2007, there were no borrowings under the Canadian Revolving Loan.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin.  As of September 30, 2007, there were no Base Rate or Libor Loans outstanding.

D. Earnout Security Documents

All capitalized terms used but undefined in this Note 5, Section 1.D, shall have the meanings ascribed to them in the Giftline Credit Agreement.

As has been previously reported, RB was obligated to pay the Earnout Consideration under the Kids Line Purchase Agreement.  Pursuant to the Letter Agreement dated March 14, 2006 between the Infantline Borrowers and California KL Holdings, Inc., and the other parties thereto (the “Letter Agreement”), the Infantline Borrowers have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in the place of RB.  In connection therewith, the Earnout Security Documents have been amended to effect the partial release of RB as obligor and the full release of the security interests granted thereunder by any Giftline Borrowers.  To secure the obligations of the Infantline Borrowers to pay the Earnout Consideration, the Infantline Borrowers have granted a subordinated lien on substantially all of their assets, on a joint and several basis, and RB has granted a subordinated lien on the equity interests of each of the Infantline Borrowers to the Earnout Sellers Agent.  All such security interests and liens are subordinated to the senior indebtedness of the Infantline Borrowers arising under the Infantline Credit Agreement.  The Earnout Consideration is not secured by the Giftline Borrowers or their assets or equity interests.  The Company cannot currently determine the precise amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on actual results to date and current estimates of results for the remaining portion of the Measurement Period, the Company believes that it can estimate with a high degree of probability the approximate amount of such consideration. Accordingly, the Company has recorded a liability for the Earnout Consideration of $31.0 million as of September 30, 2007. The amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.  The estimated amount of the Earnout Consideration was charged to goodwill as of September 30, 2007, and any adjustment to the $31.0 million estimate based on actual results will be recorded in a subsequent period.  Of the aggregate estimated amount of the Earnout Consideration, $20.0 million is classified as a long-term liability, as the Company intends to finance this portion by drawing down upon the Term Loan reborrowing commitment (see Note 5 below) which, pursuant to the Infantline Credit Agreement, is available to pay the Earnout Consideration and which will be classified as long-term debt. The Company intends to finance the remaining portion of the Earnout Consideration (currently estimated at $11.0 million) pursuant to the terms of the Infantline Revolver and, accordingly, such liability has been classified as short-term. The Company currently expects that anticipated availability under the Revolver (described in Note 5 below) will be sufficient to fund the approximately $11.0 million portion of the Earnout Consideration payment.

2.             Russ Berrie (UK) Limited Business Overdraft Facility

On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank.  The Facility, as amended, consists of a maximum credit line of £1.5 million.  Interest will be charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit.  The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited.  The Facility replaces the Framework Agreement with Barclays Bank Plc described in Item 7 of the 2006 10-K, which was terminated as of March 31, 2007.  The Facility, like the Framework Agreement facility, was established to assist in meeting the working capital requirements of Russ Berrie UK Limited.   As of September 30, 2007, there were no borrowings outstanding under this facility.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The significant components of intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	September 30, 2007	December 31, 2006
MAM distribution agreement and relationship	8.5 years	$6,600	$10,400
Sassy trade name	Indefinite life	7,100	7,100
Applause trade name	Indefinite life	7,646	7,646
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
Other intangible assets	4.4 years	30	54
		$57,776	$61,600

Other intangible assets as of September 30, 2007 and December 31, 2006 include Kids Line and Sassy non-compete agreements, which are being amortized over four and five years, respectively, and a patent.  Amortization expense was approximately $224,000 and $19,000 for the nine months ended September 30, 2007 and 2006, respectively.

All of the Company’s goodwill is in the infant and juvenile segment and results from the acquisition of Kids Line, LLC in 2004, and Sassy in 2002.  As discussed in Note 4 above, during the quarter ended September 30, 2007, goodwill was increased by $31.0 million in connection with the anticipated payment of the Earnout Consideration commencing in December 2007.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently in the event of a triggering event indicating that an impairment may exist..  The Company’s annual impairment testing is performed in the fourth quarter.  During the third quarter of fiscal 2007, due to the adverse impact of foreign exchange rates on the MAM Babyartikel GmbH distribution agreement, the Company performed an analysis of the value of certain of its intangible assets.  In connection with this analysis and the preparation of the Company’s financial statements for the three and nine months ended September 30, 2007, the Company concluded that an impairment charge was required under generally accepted accounting principles relating to the value of a distribution agreement between Sassy and MAM Babyartikel GmbH. Based upon  the fair values derived using a discounted cash flows analysis, an impairment charge of $3.6 million has been reflected in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2007, which was recorded in selling, general and administrative expenses in the Company’s infant and juvenile segment.  Based upon a valuation analysis prepared during the third quarter 2007, the Company has determined that the MAM Agreement is a finite-lived asset and, as such, will be amortized over an 8.5 year life. In connection with such determination, the Company recorded $200,000 as amortization expense in the three months ended September 30, 2007.

NOTE 7 — RESTRUCTURING AND RELATED COST

During 2006, the Company engaged in certain restructuring efforts with respect to its domestic gift business to reduce expenses, right-size the infrastructure consistent with current business levels, and re-align domestic gift operations to better meet the needs of different distribution channels.  During the nine months ended September 30, 2006, the Company recorded a $4.1 million restructuring charge related to: (i) severance cost of employees at its Petaluma, California distribution center, which was closed; (ii) reduced sales staff in its U.S. gift segment; and (iii) a charge of $2.2 million related to down-sizing of its operations in Europe.  During the year ended December 31, 2006, the Company recorded aggregate restructuring charges of $4.2 million.  The Company also incurred a one-time charge of $1.3 million during 2006, which is included in selling, general and administrative expenses, in connection with the relocation of its distribution facility in the United Kingdom, primarily related to the write-off of fixed assets and moving costs.  During 2007, the Company recorded $193,000 for severance costs for its gift employees.  In addition, during the quarter ending September 30, 2007, the Company recorded a one-time charge of $0.8 million (not classified as a restructuring charge and therefore not reflected in the table below) for additional inventory reserves and personnel costs, which are included in cost of sales and selling, general and administrative expenses, in connection with its foreign gift operations.  During the nine months ended September 30, 2007, the Company recorded one-time charges of approximately $1.1 million in connection with the closure of one of its showrooms for the gift segment, additional inventory reserves and personnel costs, which are included in cost of sales and selling, general and administrative expenses, in connection with its foreign gift operations.

The Company reassesses the reserve requirements under the restructuring efforts at the end of each reporting period.  A rollforward of the restructuring accrual is set forth below (in thousands):

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Employee Separation	Facility Exit Costs	Total
Balance @ December 31, 2006	$1,041	$65	$1,106
2007 Provision	193	—	193
Less Payments	1,106	65	1,171
Balance @ September 30, 2007	$128	$0	$128

NOTE 8 — SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments: (i) the gift segment; and (ii) the infant and juvenile segment, which includes Sassy, Inc. and Kids Line, LLC.  This segmentation of the Company’s operations reflects how the Company’s chief operating decision makers currently view the results of operations.  There are no inter-segment revenues to eliminate.  Corporate assets and overhead expenses are included in the gift segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gift:
Net sales	$55,757	$43,413	$125,991	$112,603
Selling, general and administrative expenses (a)(b)	20,469	19,271	59,128	68,700
Operating income (loss) (c)(d)	6,148	(3,920)	(1,757)	(26,377)
Other income (expense)	(1)	(9)	34	166
Depreciation and amortization	880	1,114	2,861	3,435
Income (loss) before income taxes	$6,147	$(3,929)	$(1,723)	$(26,210)

Infant and juvenile:
Net sales	$45,171	$34,668	$120,724	$108,227
Selling, general and administrative expenses (b)(e)	10,463	7,387	23,942	18,007
Operating income	7,079	7,253	22,541	28,289
Other (expense)	(715)	(1,491)	(3,041)	(8,469)
Depreciation and amortization	426	200	789	624
Income before income taxes	$6,364	$5,762	$19,500	$19,819

Consolidated:
Net sales	$100,928	$78,081	$246,715	$220,880
Selling, general and administrative expenses	30,932	26,658	83,070	86,707
Operating income	13,227	3,333	20,784	1,912
Other expense	(716)	(1,500)	(3,007)	(8,303)
Depreciation and amortization	1,306	1,314	3,650	4,059
Income (loss) before income taxes	$12,511	$1,833	$17,777	$(6,391)

(a)          Selling, general and administrative expenses for the gift segment includes: (i) for the three months ended September 30, 2007 and 2006, $0.0 million and $0.5 million, respectively, of restructuring cost; (ii) for the nine months ended September 30, 2007 and 2006, $0.0 million and $4.1 million, respectively, of restructuring cost; and (iii) for the three and nine months ended September 30, 2006, $1.3 million and $3.8 million, respectively of other special charges incurred in connection with the development of the 2006 PIP.

(b)         Selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 for the gift segment were reduced by a $1.5 million infant and juvenile segment

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

reimbursement for corporate overhead cost, which is included in the gift segment for reporting purposes. This offset to the gift segment expenses is eliminated in consolidation with the corresponding $1.5 million charge to selling, general and administrative expenses of the infant and juvenile segment.

(c)          Operating income (loss) for the gift segment is impacted by special charges recorded in cost of sales, including: (i) for the three months ended September 30, 2006, $2.4 million; and (ii) for the nine months ended September 30, 2006, $3.0 million.

(d)         For the three and nine months ended September 30, 2007, operating income (loss) for the gift segment is impacted by one-time charges of $0.8 million for additional inventory reserves and personnel costs associated with its foreign operations.

(e)          For the three and nine months ended September 30, 2007, selling, general and administrative expenses for the infant and juvenile segment include an impairment charge of $3.6 million related to the MAM distribution agreement (See Note 6).

Total assets of each segment were as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Gift	$116,508	$98,360
Infant and juvenile	243,210	205,407
Total	$359,718	$303,767

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

With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 26.4% and 25.3% of the Company’s consolidated net sales for the three and nine month periods ended September 30, 2007, respectively, and 19.3% and 23.1% for the three and nine month periods ended September 30, 2006, respectively.  See Item 1A, “Risk Factors,” of the 2006 10-K under the caption “Our infant and juvenile business is dependent on several large customers.”

NOTE 9 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to thirteen months. At September 30, 2007, the Company’s forward contracts had expiration dates that ranged from one to twelve months.

The Company accounts for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the Consolidated Statements of Operations.  Unrealized losses of $205,000 and $14,000 relating to forward contracts are included in accrued expenses as of September 30, 2007 and December 31, 2006, respectively.

The Company has forward contracts to exchange British pounds, Canadian dollars and Australian dollars for United States dollars with notional amounts of $10.5 million and $5.9 million as of September 30, 2007 and December 31, 2006, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $2.1 million and $2.3 million as of September 30, 2007 and December 31, 2006, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Comprehensive Income (loss), representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income (loss) for the three and nine months ended September 30, 2007 and 2006 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net income (loss)	$14,307	$256	$17,218	$(10,710)
Other comprehensive income:
Foreign currency translation adjustments	1,046	808	2,560	2,040
Comprehensive income (loss)	$15,353	$1,064	$19,778	$(8,670)

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

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards.  At January 1, 2007, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $15.1 million, including approximately $0.6 million of accrued interest.  During the quarter ended September 30, 2007, the Company adjusted its liability for uncertain tax positions under FIN 48 by approximately $5.0 million in connection with the expiration of the statute of limitations on the Company’s 2003 Federal income tax return. Approximately $1.1 million of the adjustment impacted the Company’s effective tax rate for the period and the balance of the approximately $5.0 million adjustment was offset by adjusting valuation allowances on net operating loss carryforwards, charitable contribution carryforwards and foreign tax credit carryforwards. As of September 30, 2007, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $10.1 million, including approximately $0.4 million of accrued interest.  The Company has various tax attributes such as NOL’s, charitable contribution carryovers, and foreign tax credit carryovers that could be utilized to offset these uncertain tax positions.  As of September 30, 2007, the tax years that remain subject to examination in the major tax jurisdictions are:

                United States — Federal                     2004 and forward

                United States — States                       1999 and forward

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction.  Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $4.9 million within twelve months of September 30, 2007.  If recognized, approximately $1.4 million of the decrease would impact the Company’s effective tax rate.  For the remaining amounts, the Company anticipates that the valuation allowances related to the deferred tax assets associated with various tax attributes such as NOL and foreign tax credit carryovers would be increased based on management’s belief that it is more likely than not that the full value of these tax attributes would not be realized.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Company enters into various license agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  The Company’s license agreements, other than the agreement with MAM Babyartikel GmbH (which currently has a remaining term of approximately three years, with the ability to extend), are typically for three year terms with extensions if agreed to by both parties.  Several of these license agreements require prepayments of certain minimum guaranteed royalty amounts.  The amount of minimum guaranteed royalty payments with respect to all license agreements through the end of their original terms aggregates approximately $11.5 million, of which approximately $3.8 million remained unpaid at September 30, 2007.  Royalty Expense for the three and nine months ended September 30, 2007 was approximately $3.1 million and $6.3 million, respectively, as compared to $0.9 million and $2.6 million for the three and nine months ended September 30, 2006, respectively.

NOTE 13 — RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS no. 157, Fair Value Measurement (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS No. 157 is effective for the Company’s year beginning January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact, if any, on its consolidated financial statements of SFAS No. 159.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”) and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 (the “1st Quarter 10-Q”) and June 30, 2007 (the “2nd Quarter 10-Q”).

OVERVIEW

The Company is a leader in the gift and infant and juvenile industries. The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and the world via its domestic and international wholly-owned subsidiaries and independent distributors.  The Company’s infant and juvenile businesses design, manufacture through third parties and market products in a number of baby categories, including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores, military post exchanges and other venues.

The Company’s revenues are primarily derived from sales of its products.  For the nine months ended September 30, 2007, 51.1% of revenues were generated by the gift segment and 48.9% of revenues were generated by the infant and juvenile segment, as compared to 51.0% and 49.0%, respectively, for the same period in the prior year.

The Company’s global business strategy for 2006 focused on: (i) capitalizing on growth opportunities with respect to its infant and juvenile segment, particularly in international markets; and (ii) continuing efforts to streamline its gift business, concentrating on more profitable product lines and creating operational efficiencies.  The Company believes that it made substantial progress in successfully implementing this strategy during 2006.  Specifically, revenues in the infant and juvenile segment continued to grow throughout the year, primarily as a result of new product development and increased distribution, particularly in international markets.  With respect to its gift business, the Company renewed its focus on product categories where it believes it can command an authoritative position, and made substantial progress in rejuvenating its product line.  The Company has reduced the number of SKUs offered by its gift segment from approximately 13,000 in 2005 to approximately 5,700 at the end of 2006, and approximately 70% of the 2007 product line consists of new product introductions.

In addition, the Company believes it has substantially completed its gift segment restructuring activities. During 2006, the Company developed and substantially implemented its Profit Improvement Program (“PIP”), which is described in more detail in the Company’s 2006 10-K.  As a result of the successful implementation of the PIP, the Company believes that its gift segment infrastructure is now appropriately sized in light of the current gift retail environment. Since mid-2004, the Company has reduced its global gift segment operating expenses by approximately $40.0 million, with approximately $25.0 million of those reductions having been achieved from November 2005 through December 2006. See Item 7 of the 2006 10-K for a detailed discussion of the Company’s restructuring activities in recent periods. Although implementation of the PIP has been largely completed, there are certain additional initiatives that have been identified by management but which have not commenced pending a final determination by management of whether their implementation would be appropriate or desirable. As a result, the estimated completion date of the PIP’s implementation and estimates of the range of additional charges to be incurred or other expenditures required in connection therewith cannot be determined at this time. The Company may also be required to make certain investments to generate the efficiencies and focus on profitable operations that the PIP is designed to achieve, which amounts cannot be quantified at this time.

The Company believes that its 2007 gift product line has been favorably received by retailers and consumers.  In particular, in the Spring of 2007, the Company introduced a product range called Shining Stars® that has been very well received to date.  The Company believes it has sufficient capacity to meet the anticipated demand for Shining Stars and to address the current backlog, which was substantially reduced during the third quarter of 2007. There can be no assurance that demand for Shining Stars product will continue at current levels, that the Company will be able to secure adequate supplies of product, that such products will continue to be well received or that existing or future competition for similar products will not have an adverse effect on the Company’s expectations for the success of the Shining Stars product range.

As a result of the favorable reception to new product introductions in the gift segment, including Shining Stars, the Company’s backlog in the gift segment as of September 30, 2007 increased by 41% to approximately $35.7 million, as compared to $25.3 million at September 30, 2006.

SEGMENTS

The Company currently operates in two segments:  (i) its gift segment; and (ii) its infant and juvenile segment.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The Company’s consolidated net sales for the three months ended September 30, 2007 increased 29.3% to $100.9 million compared to $78.1 million for the three months ended September 30, 2006, as a result of an increase in gift segment sales of $12.3 million and an increase of $10.5 million in infant and juvenile segment sales.

The Company’s gift segment net sales for the three months ended September 30, 2007 increased 28.4% to $55.8 million compared to $43.4 million for the three months ended September 30, 2006, primarily as a result of the continued rollout of its Shining Stars product line, improved content and product availability as well as strong consumer demand for the Company’s Yomiko™ brand of premium plush products.  Net sales in the Company’s gift segment were favorably impacted by approximately $1.7 million for the three months ended September 30, 2007 as a result of foreign exchange rates.  Net sales for the infant and juvenile segment for the three months ended September 30, 2007 increased 30.3 % to $45.2 million, compared to $34.7 million for the three months ended September 30, 2006, primarily as a result of sales growth at both Kids Line and Sassy.

Consolidated gross profit increased to 43.8% of consolidated net sales for the three months ended September 30, 2007 from 38.4% for the three months ended September 30, 2006.   Gross profit for the Company’s gift segment increased 1,230 basis points to 47.7% of net sales for the three months ended September 30, 2007 from 35.4% of net sales for the three months ended September 30, 2006, primarily as a result of the introduction in 2007 of new, higher margin products throughout the gift segment product line.  Gross profit for the Company’s infant and juvenile segment decreased from 42.2% of net sales for the three months ended September 30, 2006 to 38.8% of net sales for the three months ended September 30, 2007, primarily as a result of pricing pressure, increased raw material costs, product mix and currency exchange expense associated with Sassy’s MAM Babyartikel GmbH contract.

Consolidated selling, general and administrative expense was $30.9 million, or 30.6% of consolidated net sales, for the three months ended September 30, 2007, compared to $26.7 million, or 34.1% of consolidated net sales, for the three months ended September 30, 2006.  Selling, general and administrative expense in the Company’s gift segment increased on an absolute basis by 6.2%, or $1.2 million, to $20.5 million in the third quarter of 2007 from $19.3 million in the prior year period.  This increase is mainly the result of increased selling expense related to higher sales volume and advertising expense incurred in the rollout of Shining Star product.  As a percentage of sales, selling, general and administrative expense in the gift segment decreased to 36.7% during the third quarter of 2007 as compared to 44.4% of sales in the prior year period, primarily as a result of expense reductions generated in connection with the PIP.  Selling, general and administrative expense in the Company’s infant and juvenile segment increased from $7.4 million, or 21.3% of net sales, in the third quarter of 2006 to $10.5 million, or 23.2% of net sales, in the third quarter of 2007, due to an impairment charge of $3.6 million related to the MAM distribution agreement which was recorded in the third quarter of 2007.

Consolidated other expense was $0.7 million for the three months ended September 30, 2007 compared to $1.5 million for the three months ended September 30, 2006, a decrease of $0.8 million.  Other expense in the Company’s gift segment for the three months ended September 30, 2007 and 2006 was immaterial in each period.  Other expense in the Company’s infant and juvenile segment decreased by $0.8 million to $0.7 million compared to $1.5 million in the prior year period.  The decrease was primarily due to lower borrowing costs.

The Company recorded an income tax benefit of approximately $1.8 million for the three months ended September 30, 2007, primarily related to the reduction of the deferred tax liability associated with the impairment of the MAM distribution agreement which generated a benefit of approximately $1.4 million, a reduction in the valuation allowance related to the Company’s foreign tax credit carryforward which the Company estimates it will be able to utilize in 2007 resulting in a benefit  of approximately $1.0 million, and an adjustment of the Company’s liability for uncertain tax positions under FIN 48 related to the statute of limitations expiring on the Company’s 2003 federal income tax return for a benefit of approximately $1.1 million.  These benefit were offset by the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy and Applause acquisitions of approximately $1.0 million.  The deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company’s deferred tax assets.  The Company has recorded full valuation allowances against these deferred tax assets as management believes it is more likely than not that those deferred tax assets will not be realized. The Company generated net operating loss carryforwards in prior years for which the

Company previously recorded full valuation allowances. The Company anticipates it will be able to utilize these net operating loss carryforwards in the current year and, accordingly, has  reversed a portion of those valuation allowances in the current quarter. The Company recorded approximately $0.7 million of foreign tax expense related to profitable operations in Canada, Hong Kong and Australia.  Income tax expense for the three months ended September 30, 2006 was $1.6 million primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy and Applause acquisitions of approximately $1.0 million, and foreign tax expense of approximately $0.6 million related to profitable operation in Canada, Hong Kong and Australia.

As a result of the foregoing, consolidated net income for the three months ended September 30, 2007 was $14.3 million, or $0.67 per diluted share, compared to consolidated net income of $256,000, or $0.01 per diluted share, for the three months ended September 30, 2006, representing an improvement of $14.0 million, or $0.66 per diluted share.

RESULTS OF OPERATIONS— NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The Company’s consolidated net sales for the nine months ended September 30, 2007 increased 11.7% to $246.7 million compared to $220.9 million for the nine months ended September 30, 2006 as a result of sales growth in both its infant and juvenile and gift business segments.

The Company’s gift segment net sales increased 11.9% for the nine months ended September 30, 2007 to $126.0 million, compared to $112.6 million for the nine months ended September 30, 2006, primarily as a result of the rollout of the Shining Stars product line, improved content and product availability as well as strong consumer demand for the Company’s Yomiko™ brand of premium plush products.  Net sales in the Company’s gift segment were favorably impacted by foreign exchange rates by approximately $3.6 million for the nine months ended September 30, 2007.  The Company’s infant and juvenile segment net sales for the nine months ended September 30, 2007 increased 11.5% to $120.7 million compared to $108.3 million for the nine months ended September 30, 2006, primarily as a result of sales growth in the Company’s Kids Line subsidiary.

Consolidated gross profit was 42.1% of consolidated net sales for the nine months ended September 30, 2007, as compared to 40.1% of consolidated net sales for the nine months ended September 30, 2006.  The approximately 200 basis point increase in the consolidated gross profit percentage is primarily due to increased margins in the gift segment, primarily as a result of new, higher margin product introductions throughout the gift segment product line in 2007, partially offset by decreases in the infant and juvenile segment as a result of pricing pressure, increased raw material cost, product mix and currency exchange expenses associated with Sassy’s MAM Babyartikel GmbH contract.  Gross profit for the Company’s gift segment was 45.5% of net sales for such segment for the nine months ended September 30, 2007 as compared to 37.6% of net sales for the nine months ended September 30, 2006.  Gross profit for the Company’s infant and juvenile segment was 38.5% of net sales for such segment for the nine months ended September 30, 2007 as compared to 42.8% of net sales for the nine months ended September 30, 2006.

Consolidated selling, general and administrative expense was $83.1 million, or 33.6% of consolidated net sales, for the nine months ended September 30, 2007, compared to $86.7 million, or 39.3% of consolidated net sales, for the nine months ended September 30, 2006.  Selling, general and administrative expense in the Company’s gift segment decreased by $9.6 million to $59.1 million for the nine months of 2007 from $68.7 million in the prior year period.  This decrease is a result of continued expense reductions from implementation of the PIP and similar cost reduction initiatives that were implemented in prior years, partially offset by $1.1 million of costs related to the exploration of strategic alternatives and other special charges, as well as higher selling expenses resulting from increased sales volume and advertising costs of approximately $1.6 million in connection with the introduction of the Shining Star product line in the gift segment.  Selling, general and administrative expense in the Company’s infant and juvenile segment increased by $5.9 million from $18.0 million for the nine months ended September 30, 2006 to $23.9 million for the same period in 2007, primarily as a result of an impairment charge of $3.6 million on the MAM distribution agreement and increased costs associated with growth at Kids Line.

Consolidated other expense was $3.0 million for the nine months ended September 30, 2007 compared to $8.3 million for the nine months ended September 30, 2006, a decrease of $5.3 million.  This decrease is a result of refinancing costs incurred in the first nine months of 2006, and lower borrowing costs in 2007.

The Company recorded an income tax expense of approximately $0.6 million for the nine months ended September 30, 2007, primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy and Applause acquisitions of approximately $3.0 million.  The deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company’s deferred tax assets.  The Company has recorded full valuation allowances against these deferred tax assets as management believes it is more likely than not that those deferred tax assets will not be realized.  This expense was offset by a reduction of the deferred tax liability associated with the impairment of the MAM distribution agreement which generated a benefit of approximately $1.4 million, a reduction in the valuation allowance related to the Company’s foreign tax credit carryforward which the Company estimates it will be able to utilize in 2007 of approximately $1.0 million, and an adjustment of the Company’s liability for uncertain tax positions under FIN 48 related to the statute of limitations expiring on the Company’s 2003 federal income tax return of approximately $1.1 million. The Company generated net operating loss carryforwards in prior years for which the Company previously recorded full valuation allowances. The Company anticipates it will be able to utilize these net operating loss carryforwards in the current year and, accordingly has reversed a portion of these valuation allowances in the current period.  The Company recorded approximately $1.1 million of foreign tax expense related to profitable operations in Canada, Hong Kong and Australia.  Income tax expense for the nine months ended September 30, 2006 was $4.3 million primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy and Applause acquisitions of approximately $3.2 million, and foreign tax expense of approximately $1.1 million related to profitable operation in Canada, Hong Kong and Australia.

As a result of the foregoing, consolidated net income for the nine months ended September 30, 2007 was $17.2 million, or $0.81 per diluted share, compared to a consolidated net loss of $10.7 million, or ($0.51) per diluted share, for the nine months ended September 30, 2006, representing an improvement of $27.9 million, or $1.32 per share.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, cash flows from operations, and availability under its credit facilities. The Company believes that cash flow from operations and future borrowings will be sufficient to fund its operating needs and capital requirements, including the payment of the Earnout Consideration, for at least the next 12 months.  See discussion of the Earnout Consideration below.

As of September 30, 2007, the Company had cash and cash equivalents of $16.9 million compared to $11.5 million at December 31, 2006.  This increase of $5.4 million is primarily related to the net income generated during the first nine months of 2007 and reduced prepaid expenses and other current assets, offset primarily by a $4.7 million increase in inventory and a $28.6 million increase in accounts receivable primarily as a result of increased sales volume.  As of September 30, 2007 and December 31, 2006, working capital was $61.2 and $45.9 million, respectively.  This increase of $15.3 million was primarily the result of the increase in accounts receivable and inventory as a result of increased sales volume offset by a decrease in prepaid expenses and other current assets and an increase in short term borrowings.

Cash and cash equivalents increased by $5.4 million during the nine months ending September 30, 2007, compared to a decrease of $17.5 million during the nine months ending September 30, 2006. The increase during the nine months ended September 30, 2007 was primarily a result of the factors described in the preceding paragraph.  The decrease during the nine months ended September 30, 2006 was primarily due to a net loss, increased accounts receivable, the payment of debt and reduced accounts payable, partially offset by reductions in inventory.  Net cash provided by operating activities was approximately $3.6 million during the nine months ended September 30, 2007 compared to net cash used in operating activities of approximately $63,000 during the nine months ended September 30, 2006. The increase of $3.2 million was due primarily to net income of $17.2 million in the first nine months of 2007 as compared to a net loss of $10.7 million in the first nine months of 2006 and other factors noted above.  Net cash used in investing activities was approximately $1.6 million for the nine months ended September 30, 2007 compared to net cash used of approximately $2.8 million for the nine months ended September 30, 2006. The decrease was primarily related to decreased capital expenditures.  Net cash provided by financing activities was approximately $2.9 million for the nine months ended September 30, 2007 compared to net cash used of $16.7 million for the nine months ended September 30, 2006.  The increase of $19.6 million was due primarily to the repayment of debt under the Infantline Credit Agreement in 2006.

During the nine months ended September 30, 2007, the Company paid approximately $1.1 million for income taxes. The Company currently expects that its cash flows will exceed any income tax payments during 2007.

Kids Line and Related Financing

Background.  In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”).

The Company paid approximately $130.6 million, which represented the portion of the purchase price due at closing plus various transaction costs.  The aggregate purchase price under the Purchase Agreement includes the payment of contingent consideration (the “Earnout Consideration”).  The Earnout Consideration shall equal 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ending November 30, 2007).  The Agreed Enterprise Value shall be the product of (i) Kids Line’s EBITDA during the twelve (12) months ending November 30, 2007 and (ii) the applicable multiple (ranging from zero to eight) as set forth in the Purchase Agreement.  Pursuant to the Purchase Agreement, 90% of the estimated Earnout Consideration is due in December 2007 (which amount is not subject to refund or return), and any remaining portion earned, following the determination of the final Agreed Upon Enterprise Value, is due in January 2008.  The Company cannot currently determine the precise amount of the Earnout Consideration that will be required to be paid pursuant to the Purchase Agreement.  However, based on actual results to date and current estimates of results for the remaining portion of the Measurement Period, the Company believes that it can estimate with a high degree of probability the approximate amount of such consideration. Accordingly, the Company has recorded a liability for the Earnout Consideration of $31.0 million as of September 30, 2007. The amount could be more or less depending on the actual performance of Kids Line for the remaining portion of the Measurement Period.  The estimated amount of the Earnout Consideration was charged to goodwill as of September 30, 2007, and any adjustment to the $31.0 million estimate based on actual results will be recorded in a subsequent period.  Of the aggregate estimated amount of the Earnout Consideration, $20.0 million is classified as a long-term liability, as the Company intends to finance this portion by drawing down upon the Term Loan reborrowing commitment (see Note 5 below) which, pursuant to the Infantline Credit Agreement, is available to pay the Earnout Consideration and which will be classified as long-term debt. The Company intends to finance the remaining portion of the Earnout Consideration (currently estimated at $11.0 million) pursuant to the terms of the Infantline Revolver and, accordingly, such liability has been classified as short-term. The Company currently expects that anticipated availability under the Revolver (described in Note 5 below) will be sufficient to fund the approximately $11.0 million portion of the Earnout Consideration payment. As described in Note 5 (Section 1.A and 1.D) below, the Infantline Borrowers (defined below) have agreed, on a joint and several basis, to assume sole responsibility to pay the Earnout Consideration in place of Russ Berrie and Company, Inc. (“RB”).

The Kids Line acquisition was financed with the proceeds of a term loan, which was subsequently replaced by a $105.0 million credit facility with LaSalle Bank as agent (the “2005 Credit Agreement”) and the 2005 Canadian Credit Agreement (defined below), which are described in the Current Report on Form 8-K filed by the Company with the SEC on July 5, 2005.

In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior bank financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”).  For a detailed description of the 2006 Credit Agreements, which are defined and summarized below, see Note 5 of the Notes to Unaudited Consolidated Financial Statements herein.  In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the Infantline Credit Agreement.  The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement. In 2006, the Company wrote-off approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s domestic gift business and infant and juvenile business, respectively.  Pursuant to the Assignment, the Company’s parent company, Russ Berrie and Company, Inc. (“RB”), is now organized as a holding company, with all of its operations being conducted through its direct and indirect subsidiaries. RB, however, has continuing cash needs for corporate overhead expenses, taxes and other purposes (collectively, the “Requirements”). The 2006 Credit Agreements (defined below) contain significant limitations on the ability of RB’s domestic subsidiaries to distribute cash, including in the form of dividends, loans or other advances, to RB to pay for its Requirements (such limitations are described in more detail below). Management believes that the amounts permitted to be distributed to RB by its domestic subsidiaries will be sufficient to fund the requirements, although there can be no assurance that such requirements will not exceed current estimates. Although there are no restrictions in the 2006 Credit Agreements on the ability of RB’s foreign subsidiaries to distribute cash to RB, available cash therefrom may be insufficient to cover the Requirements without additional distributions from RB’s domestic subsidiaries. Because RB is dependent upon cash distributions from its domestic subsidiaries, if such domestic subsidiaries are unable to distribute sufficient cash to RB to meet its requirements without triggering a default under the 2006 Credit Agreements, this could have a material adverse impact on the Company’s liquidity.

As a result of the LaSalle Refinancing, the obligation to pay the Earnout Consideration is no longer the obligation of RB, but the joint and several obligation of the Infantline Borrowers (defined below).  The Infantline Borrowers will be permitted to pay all or a portion of the Earnout Consideration to the extent that, before and after giving effect to such payment, (i) Excess Revolving Loan Availability under the Infantline Credit Agreement will equal or exceed $3.0 million and (ii) no violation of the financial covenants in the Infantline Credit Agreement would then exist, or would, on a pro forma basis, result therefrom.

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

The commitments under the Infantline Credit Agreement consist of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a sub facility for letters of credit in an amount not to exceed $5.0 million, and (b) a $60.0 million term loan facility (the “Term Loan”).  As of September 30, 2007, the outstanding balance on the Revolving Loan was $15.6 million and the outstanding balance on the Term Loan was $25.8 million, and there was $880,000 utilized on the letter of credit sub-facility. At September 30, 2007, the availability under the Revolving Loan was approximately $16.5 million.

The principal of the Term Loan will be repaid in installments as described in Note 5 to the Notes to Unaudited Consolidated Financial Statements, with a final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Revolving Loan) due and payable on March 14, 2011, in each case subject to customary early termination provisions (without any prepayment penalty) in accordance with the terms of the Infantline Credit Agreement.

As of December 22, 2006, the Infantline Credit Agreement was amended (the “First Amendment”) to permit the temporary repayment and subsequent reborrowing of certain amounts under the Term Loan, which has enabled the Infantline Borrowers to continue to utilize cash flows from operations to repay debt until the Earnout Consideration becomes due.

Pursuant to the First Amendment, the Infantline Borrowers borrowed $20.0 million under the Revolving Loan, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20.0 million under the Term Loan. The lenders agreed to provide an additional Term Loan reborrowing commitment (the “TR Commitment”) of an aggregate maximum principal amount of $20.0 million, which amounts may only be reborrowed during specified periods and only in connection with the payment of the Earnout Consideration. Pursuant to the First Amendment, the Infantline Borrowers will pay a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans. The applicable interest rate margins as of September 30, 2007 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans.  The weighted average interest rates for the outstanding loans as of September 30, 2007 were as follows:

	At September 30, 2007
	LIBOR Loans	Base Rate Loans
Revolving Loan	7.48%	6.92%
Term Loan	7.48%	6.92%

The Infantline Borrowers are required to make prepayments of the Term Loan as described in Note 5 to the Notes to Unaudited Consolidated Financial Statements.

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

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation. As of September 30, 2007, the Infantline Borrowers were in compliance with the financial covenants contained in the Infantline Credit Agreement.

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

Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million.  The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement.  The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory.  As of September 30, 2007, the outstanding balance on the Giftline Revolver was $14.7 million, there was no outstanding balance on the Canadian Revolving Loan (defined below), and there was $1.2 million utilized under the Canadian sub-facility for letters of credit.  At September 30, 2007, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $8.2 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

On December 28, 2006, pursuant to the third amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end daily average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans.  Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of September 30, 2007 were 2.00 % for LIBOR Loans and 0.00 % for Base Rate Loans. As of September 30, 2007, the interest rate was 7.75% for the one outstanding Base Rate loan ($8.8 million), and   7.74% for the one outstanding LIBOR loan ($6.0 million)

Receivable and disbursement bank accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts will be swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. The Giftline Credit Agreement originally contained the following financial covenants:  (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending December 31, 2006. On December 28, 2006, the Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date.  The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation

Period ending on the last day of any month, may not be less than 1.1:1.0.  This covenant is only applicable, however, if during the three month period then ending on such date of determination (the “Test Period”) Revolving Loan Availability (defined above) was less than $3,500,000 for any three (3) consecutive business day period (the “Test Condition”).  If, however, compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition.  As of September 30, 2007, the Company was in compliance with the remaining financial covenants contained in the Giftline Credit Agreement.

In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified inactive subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of In-Transit Inventory which may be deemed “Eligible Inventory” under specified circumstances from $3.0 million to $8.0 million.

As contemplated by the 2005 Credit Agreement, on June 28, 2005, as amended as of August 4, 2005, December 7, 2005 and March 14, 2006, RB’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (as amended, the “Canadian Credit Agreement”), and related loan documents with respect to an original maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, the March 14, 2006 amendment to the Canadian Credit Agreement: (i) replaced references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) released RB from the Canadian Guaranty and (iii) provided for a maximum U.S. $5.0 million revolving loan. In connection with the release of RB from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement. As of September 30, 2007, there were no borrowings under this facility.

The Company believes that the lower interest rates that were extended to the Company’s subsidiaries in connection with the LaSalle Refinancing will enable the Company to reduce its aggregate interest expense, on a comparable basis, by approximately $2.0 million per year.  However, because the financing available under the 2006 Credit Agreements is extended directly to RB’s domestic subsidiaries, RB is dependent upon its operating subsidiaries to provide the cash necessary to enable it to fund its corporate overhead and other expenses.

The 2006 Credit Agreements restrict the ability of RB’s domestic subsidiaries to distribute cash to RB for the purpose of paying dividends to RB’s shareholders or for the purpose of satisfying RB’s corporate overhead expenses.  Among other limitations, the Infantline Credit Agreement contains a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses, and the Giftline Credit Agreement contains a similar cap (subject to certain exceptions) equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter, of which approximately $3.9 million was paid in 2006 and approximately $1.9 million was paid during the nine months ended September 30, 2007.  The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result there from, and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver.  The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.  As of September 30, 2007, the amount of capital contributions made after December 28, 2006 by RB under this provision of the Third Amendment to the Giftline Borrowers was $3.0 million.  RB believes that the amounts permitted to be distributed to it by its subsidiaries will be sufficient to fund its corporate overhead expenses, although there can be no assurance that such expenses will not exceed current estimates.

Russ Berrie (UK) Limited Business Overdraft Facility - On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank.  The Facility, as amended, consists of a maximum credit line of £1.5 million.  Interest will be charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit.  The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited.  The Facility replaces the Framework Agreement with Barclays Bank Plc described in Item 7 of the 2006 10-K, which was terminated as of March 31, 2007.  The Facility, like the Framework Agreement facility, was established to assist in meeting the working capital requirements of Russ Berrie UK Limited.  As of September 30, 2007 there were no borrowings under this facility.

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

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.  As of September 30, 2007, the Company had outstanding forward contracts with a notional amount totaling approximately $12.6 million.

The Company is dependent upon information technology systems in many aspects of its business. In 2002, the Company commenced a global implementation of an Enterprise Resource Planning (“ERP”) system for its gift business.  During 2003 and continuing into 2004, certain of the Company’s international gift subsidiaries began to phase in aspects of the new ERP system.  In late 2005, the Company began to explore alternative global information technology systems for its gift business that could provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system.  As a result of this review, all remaining international implementations of the ERP system were placed on hold pending a decision on whether or not to replace the current ERP system.  The Company has not yet made a decision on whether to replace its current ERP system and will continue to explore whether such replacement is advisable.

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

As has been previously reported, the Company has begun to explore the possible sale of its gift business. During this process, the performance of the gift business has continued to improve. The Company has hired Sagent Advisors to explore all strategic alternatives, including: selling a business/segment, selling the Company in its entirety or identifying candidates for potential acquisitions. The Company is unable to determine at this time whether any transaction will occur.

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of September 30, 2007 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating Lease Obligations	$46,873	$1,863	$7,326	$6,668	$6,002	$5,308	$19,706
Purchase Obligations(1)	$50,418	$47,584	$2,834	$—	$—	$—	$—
Debt Repayment Obligations(2)(3)	$25,700	$2,200	$11,500	$12,000	$—	$—	$—
Earnout Consideration	$31,000	$27,900	$3,100	$—	$—	$—	$—
Royalty Obligations	$3,767	$411	$1,598	$1,758	$—	$—	$—
Total Contractual Obligations	$157,758	$79,958	$26,358	$20,426	$6,002	$5,308	$19,706

(1)             The Company’s purchase obligations consist of purchase orders for inventory.

(2)             Reflects repayment obligations under the Infantline Credit Agreement.  Mandatory repayment obligations under the Infantline Credit Agreements are as follows (in thousands) $2,200 in 2007; $11,500 in 2008; and $12,000 in 2009.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the Infantline Credit Agreement, including provisions that create, increase and/or accelerate obligations thereunder.

(3)             The Company has revolving loan facilities that expire on March 14, 2011.  At September 30, 2007, there was approximately $14.7 million borrowed under the Giftline Revolver and approximately $15.6 million borrowed under the Infantline Revolving Loan, which have not been included in the table above.

(4)             Of the total income tax payable of $11.2 million, the Company has classified $6.1 million as current, as such amount is expected to be resolved within one year.  The remaining amount has been classified as a long term liability.  These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements

As of September 30, 2007, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2006 10-K.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. Except as described to Note 6 of Notes to Unaudited Consolidated Financial Statements with respect to the MAM Agreement have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2006 10-K.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange

Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, backlog, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.   Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors”, of the 2006 10-K, the 1st Quarter 10-Q and the 2nd Quarter 10-Q and this report.  The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the 2006 10-K.  The interest applicable to the 2006 Credit Agreements is based upon (i) the LIBOR Rate and (ii) the Base Rate (each as defined in the 2006 Credit Agreements), plus an applicable margin.  At September 30, 2007, a sensitivity analysis to measure potential changes in applicable interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $568,000 annually, based upon the level of debt at September 30, 2007.  See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the interest rates applicable to the loans under the 2006 Credit Agreements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow for timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2007.  Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Other than the addition of the following, there have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2006 10-K.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of September 30, 2007, the gift segment had a backlog of unfilled orders of approximately $35.7 million, as a result of high demand for the gift segment’s 2007 product line, including Shining Stars. This backlog amount is based primarily on purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, purchase orders included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of delays or cancellations resulting from external market factors and economic factors beyond our control. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

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

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ James J. O’Reardon, Jr.
Date:	November 9, 2007		James J. O’Reardon, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.