Form 10-K
period 2007-12-31
RUSS BERRIE & CO INC
filed 2008-04-01
CIK 739878

Use these links to rapidly review the document
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2007 was $229 million.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of March 14, 2008, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	21,299,643

Documents Incorporated by Reference

         Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement"), which will be filed not later than 120 days after the end of the fiscal period covered by this report.

PART I

ITEM 1.    BUSINESS

General

        Russ Berrie and Company, Inc. is a leading designer, importer, marketer and distributor of infant and juvenile and gift consumer products with annual net sales of $331.2 million in 2007. The Company currently operates in two segments: (i) its infant and juvenile segment and (ii) its gift segment. The term "Company" refers to Russ Berrie and Company, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

        The Company's infant and juvenile segment designs, manufactures through third parties and markets products in a number of categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. The infant and juvenile segment currently consists of Kids Line LLC ("Kids Line") and Sassy, Inc. ("Sassy"). These products are sold to consumers throughout the United States and the world via national accounts and independent retailers, including toy, specialty, food, drug, apparel and other retailers, and military post exchanges.

        The Company's gift segment designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and the world via the Company's wholly-owned subsidiaries and independent distributors. The Company's gift products are designed to appeal to the emotions of consumers to reflect their feelings of happiness, friendship, fun, love and affection. The Company believes that its present position as one of the leaders in the gift industry is due primarily to its imaginative product design, multi-channel marketing of its products, high product quality, efficient distribution and commitment to customer service.

        The Company maintains a direct sales force and distribution network to serve its customers in the United States, Europe, Canada and Australia. In countries where the Company does not maintain a direct sales force and distribution network, the Company's products are sold through independent sales agents and distributors. See Note 20 of Notes to Consolidated Financial Statements for information regarding segment and geographic information.

        The principal elements of our global business strategy include:

  •
  focusing on design-led and branded product development in each of our segments, to enable us to continue to introduce compelling new products, with the intention of increasing our market share;

  •
  pursuing organic growth opportunities, including:

  (i)
  expanding our product offerings into related categories; and

  (ii)
  expanding and diversifying our distribution channels, with particular emphasis on further extending the infant and juvenile segment into international markets and further expanding our sales channels to include business-to-business and web-based offerings;

  •
  growing through licensing, distribution or other strategic alliances, including pursuing acquisition opportunities in businesses complementary to ours;

  •
  implementing strategies to further capture synergies within and between our segments, through cross-marketing opportunities and consolidation of back-office activities; and

  •
  continuing efforts to manage costs within each of our segments, with particular focus on further streamlining our gift segment by concentrating on more profitable product lines and creating additional operational efficiencies.

        We believe that we made substantial progress in successfully implementing this strategy during 2007. Specifically, revenues in the infant and juvenile segment continued to grow throughout the year, primarily as a result of new product development and increased distribution with respect to each of our infant and juvenile businesses. In particular, during 2007, Kids Line successfully introduced its Carter's® branded bedding and established an office in the United Kingdom to serve the European market. In addition, Sassy expanded its product line during 2007, including through a license agreement with Leap Frog™ and Sassy's entry into the baby gear category with the introduction of a doorway jumper and a bouncer that incorporates Kids Line designed fabric. We anticipate that Sassy will introduce additional baby gear products in 2008.

        During the second half of 2007, we also renewed our focus on growth through the exploration of strategic acquisitions. As a result of these efforts, on April 1, 2008, we entered into agreements to acquire each of: (i) LaJobi Industries, Inc. ("LaJobi"), a privately-held company based in Cranbury, New Jersey that designs, imports and sells infant and juvenile furniture and related products; and (ii) CoCaLo, Inc. ("CoCaLo"), a privately-held company based in Costa Mesa, California that designs, markets and distributes infant bedding and related accessories. If consummated, these acquisitions will significantly expand our infant and juvenile segment, and will enable us to offer a more complete range of products for the baby nursery. The closing of each acquisition is subject to various closing conditions, and there can be no assurance that either acquisition will be consummated, although we anticipate that each such acquisition will be closed early in April 2008. The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement (defined in Item 7) to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. The Company anticipates that such amendment will be consummated in early April 2008, although there can be no assurance that either acquisition or such amendment will be consummated. See "Liquidity and Capital Resources" under section captioned "Anticipated Acquisitions" and Item 9B—"Other Information" below for details with respect to such anticipated acquisitions.

        With respect to our gift business, during 2007, we continued our focus on product categories where we believe we can command an authoritative position. As a result, we substantially rejuvenated our gift product line, with approximately 70% of the 2007 product line consisting of new products. New products for 2007 included the Shining Stars® product range, which was the gift segment's most successful new product introduction in several years. We intend to continue our focus on creating compelling new products, and our 2008 product offerings include two new product ranges that will capitalize on the popularity of dimensional products that include a virtual play component.

        For a discussion of the implementation of various Company business initiatives during 2007, see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the captions "Overview" and "Results of Operations—Years Ended December 31, 2007 and 2006."

        The Company was founded in 1963 by the late Mr. Russell Berrie, and was incorporated in New Jersey in 1966. The Company's common stock has been traded on the New York Stock Exchange under the symbol "RUS" since its initial public offering on March 29, 1984.

        The Company maintains its principal executive offices at 111 Bauer Drive, Oakland, New Jersey, 07436, along with its flagship 18,000 square foot showroom, and also maintains satellite showrooms in Atlanta, Chicago, Dallas, Los Angeles and Seattle, and internationally in Australia, Canada, China, England and Hong Kong. The Company's wholly-owned subsidiaries are located worldwide with distribution centers situated in key locations in the United States, Canada, the United Kingdom and Australia. The Company's telephone number is (201) 337-9000.

Products

        Infant and Juvenile Segment.    The Company's infant and juvenile product line currently consists of approximately 3,000 products that principally focus on children of the age group newborn to two years, primarily under the trade names Sassy® and Kids Line®. Kids Line® products consist primarily of infant bedding and related nursery accessories such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art. Sassy® has concept groupings such as bath toys and accessories, developmental toys, feeding utensils and bowls, pacifiers, bottles, bibs, soft toys, mobiles and feeders, and recently entered the baby gear category.

        Most of the Company's infant and juvenile business products have suggested retail prices between $1 and $150. Product sales are highly diverse, and no single infant and juvenile item represented more than 2% of the Company's infant and juvenile segment's net sales in 2007 or 1% of the Company's consolidated net sales in 2007.

        Gift Segment.    The Company's gift product line of approximately 5,900 products is marketed under the trade names and trademarks RUSS® and APPLAUSE®. The APPLAUSE® trade name serves as the Company's brand platform for the licensed character and feature-rich products. The gift line encompasses both seasonal and everyday products that focus on theme or concept groupings such as collectible heirloom bears, stuffed animals, wedding, anniversary and baby gifts, novelty greeting cards, tabletop accessories and contemporary lifestyle gifts and accessories. Extensive seasonal lines include products for most major holidays. The gift segment has also developed and marketed several product categories that incorporate dimensional products and web-based interactivity.

        Most of the Company's gift products have suggested retail prices between $1 and $30. Product sales are highly diverse, and no single gift item represented more than 4% of the Company's gift segment's net sales in 2007 or 2% of the Company's consolidated net sales in 2007.

Design and Production

        The Company has a continuing program of new product development. The Company designs most of its own products and then generally evaluates consumer response in selected unaffiliated retail stores and consumer focus groups. Items are added to the product line only if the Company believes that they can be obtained and marketed on a basis that meets the Company's profitability standards.

        During 2005 and 2006, in connection with its restructuring, the Company refocused its gift segment product development efforts on categories where it commands an authoritative position, and reduced the number of stock-keeping units (SKUs) from approximately 13,000 in 2005 to approximately 5,900 in 2007. This significantly smaller and more focused product development effort has generated significant product development efficiencies and resulted in the introduction of a 2007 product line that consisted of approximately 70% new products. In prior years, the Company generally expected to replace approximately 30% - 40% of its product line with new product introductions.

        As of December 31, 2007 the Company had approximately 91 employees, located in the United States and in Eastern Asia, responsible for its gift and infant and juvenile product development and design. Generally, a new design is brought to market in less than one year after a decision is made to produce the product. Sales of the Company's products are, in large part, dependent on the Company's ability to anticipate, identify and react quickly to changing consumer preferences and to effectively utilize its sales and distribution systems to bring new products to market.

        The Company engages in market research and test marketing to evaluate consumer reactions to its products. Research into consumer buying trends often suggests new products. The Company assembles information from retail stores, the Company's sales force, focus groups, industry experts and the Company's internal Product Development department. The Company continually analyzes its products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line.

        Substantially all of the Company's gift and infant and juvenile products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of the Company's personnel. During 2007, approximately 85% of the Company's products were produced in Eastern Asia.

        During 2007, the Company utilized approximately 75 manufacturers in Eastern Asia, with facilities primarily in the People's Republic of China ("PRC"). During 2007, approximately 82% of the Company's dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys "permanent normal trade relations" ("PNTR") status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

        A significant portion of the Company's staff of approximately 172 employees in Hong Kong, Korea, and in the cities of Shenzhen and Qingdao in the PRC, monitor the production process with responsibility for the quality, safety and prompt delivery of the Company's products, as well as design, product development and compliance issues. Members of the Company's Eastern Asia and U.S. product development staff make frequent visits to such manufacturers. Certain of the Company's manufacturers sell exclusively to the Company. In 2007, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 19% of such purchases and the five largest suppliers accounted for approximately 44% in the aggregate. The Company believes that there are many alternate manufacturers for the Company's products and sources of raw materials. See Item1A "Risk Factors—We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products".

Marketing and Sales

        The Company's infant and juvenile segment's products are marketed through its own direct sales force of 24 full-time employees as of December 31, 2007 and through independent manufacturers' representatives and distributors to retail customers in the United States and certain foreign countries including, but not limited to, national accounts and independent retailers, including toy, specialty, food, drug, apparel and other retailers, and military post exchanges. During 2007, the Company sold infant and juvenile products to approximately 1,000 customers worldwide. Toys "R" Us, Inc. and Babies "R" Us, Inc. in the aggregate accounted for approximately 25% of the consolidated net sales of the Company and approximately 50% of the net sales of the infant and juvenile segment during 2007. The loss of this customer, or the loss of certain other large customers of the infant and juvenile segment, could have a material adverse affect on the infant and juvenile segment and the consolidated results of the Company.

        The Company's gift business products are marketed primarily through its own direct sales force of approximately 225 full-time employees as of December 31, 2007. The Company's gift products are sold directly to retail customers in the United States and certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, department stores, food stores, military post exchanges and internet companies. In recent years, the gift segment has also expanded its distribution to national accounts. During 2007, the Company sold gift products to approximately 29,000 customers worldwide.

        During 2006, the Company commenced a program to expand its telemarketing department and develop a business-to-business website in order to cultivate new business from, and more efficiently service, smaller customers. The business-to-business website was operational during 2007 and continues to expand its reach.

        The Company's products in 2007 were sold under the RUSS®, RUSS® Baby, Sassy®, APPLAUSE®, and Kids Line® brand names and under trademarks of licensed products.

        The Company reinforces the marketing efforts of its sales force through an active promotional program, including showrooms, participation in trade shows, trade and consumer advertising and a program of seasonal and theme based catalogs.

        Effective packaging and merchandising of its product lines are also important to the Company's marketing strategy. Certain products are shipped in colorful, corrugated cartons which can be used as freestanding displays and then recycled or discarded when all the products have been sold. The Company also makes available to certain of its customers semi-permanent freestanding Lucite, metal and wooden displays, thereby providing an efficient promotional vehicle for selling the Company's products at retail locations and assisting in maintaining dedicated retail space for the Company's products.

        Customer service is another essential component of the Company's marketing strategy. The Company maintains a Customer Service Department that responds to customer inquiries, investigates and resolves issues and generally assists customers.

        The Company's general terms of sale are competitive with others in its industries. The Company provides extended payment terms to its gift segment's customers, which typically do not exceed five months, on sales of seasonal merchandise, e.g., Christmas, Easter and other seasonal items. The Company has a general policy that all sales are final.

        During 2007, the Company also maintained a direct sales force and distribution network to serve (i) its infant and juvenile customers in the United States, the United Kingdom and Australia and (ii) its gift segment's customers in the United States, the United Kingdom, Spain, Canada and Australia. Where the Company does not maintain a direct sales force and distribution network, both segments sell their products in numerous other countries worldwide through independent distributors. The Company's consolidated foreign sales, including export sales from the United States, aggregated $93.0 million, $76.1 million, and $86.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        In connection with the implementation of the Company's Profit Improvement Program (the "PIP") during 2006, the Company evaluated and terminated the direct sales and distribution efforts in several European countries, including France, Germany, Belgium and Holland, and restructured certain of its sales operations in the U.K, Spain and Ireland. The Company believes it has established alternative means of reaching certain customers in the affected countries, including through the use of independent sales representatives or distributors. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Overview."

Distribution

        The Company's infant and juvenile customers are located in the United States and throughout the world and during 2007, were principally served by distribution centers in Kentwood, Michigan; Southgate, California; Eastleigh, Hampshire (U.K.); and Sydney, Australia.

        The Company's gift customers are located in the United States and throughout the world and are principally served through a U.S. distribution center in South Brunswick, New Jersey, and a European distribution center in Eastleigh, Hampshire (U.K.). The Company also maintains distribution facilities in the Toronto, Canada area and in the Sydney, Australia area, to serve its gift customers in Canada and Australia, respectively. The Company generally uses common carriers to distribute its products to its customers.

Seasonality

        In addition to its everyday products, the Company's gift segment produces specially designed products for holiday seasons, which include: Christmas/Chanukah, Valentine's Day, Spring (Easter), Gifts for Her (Mother's Day), Gifts for Him (Father's Day), Fall/Harvest (Thanksgiving) and Graduation.

        During 2007, gift items specially designed for individual seasons accounted for approximately 6% of the Company's consolidated net sales, although no individual season accounted for more than approximately 3% of the Company's consolidated net sales.

        The following table sets forth the Company's consolidated quarterly net sales as a percentage of the Company's consolidated annual sales during 2007, 2006 and 2005.

	Quarterly Sales
	2007		2006		2005
Quarter Ended
	Sales	%	Sales	%	Sales	%
	($ in Thousands)
March 31	$75,073	22.7	$77,146	26.2	$70,740	24.4
June 30	$70,714	21.3	$65,653	22.3	$62,019	21.4
September 30	$100,928	30.5	$78,081	26.5	$83,208	28.7
December 31	$84,458	25.5	$73,889	25.0	$74,064	25.5

        The pattern of the Company's gift segment sales is influenced by the shipment of seasonal merchandise. The Company ships the majority of orders each year for Christmas in the quarter ended September 30, for Valentine's Day in the quarter ended December 31 and for Easter in the quarters ended December 31 and March 31. The Company's infant and juvenile segment is not significantly influenced by shipments of seasonal merchandise.

Backlog

        It is characteristic of the Company's gift segment for seasonal merchandise orders to be taken in advance of shipment. The Company's gift segment represents 52% of the Company's backlog at December 31, 2007. The Company's consolidated backlog at December 31, 2007 and 2006 was approximately $23.6 million and $23.4 million, respectively. It is expected that substantially all of the Company's backlog at December 31, 2007 will be shipped during 2008. See Item 1A, "Risk Factors—Amounts included in our backlog may not result in actual revenue or translate into profits".

Competition

        The infant and juvenile segment industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, many of which are substantially larger and have greater financial and other resources than the Company. The Company competes with a number of different competitors, depending on the product category, and competes against no single company across all product categories. The Company's competition includes large, infant and juvenile product companies and specialty infant and juvenile product manufacturers. The Company competes principally on the basis of brand name recognition, product quality, innovation, proprietary product design, customer service and price/value relationship. In addition, the Company believes that it competes favorably with respect to breadth of product line.

        The Company's gift segment also operates in a highly competitive market. The Company believes that the principal competitive factors in the gift segment include product design, brand name recognition, price/value, marketing ability, reliable delivery and quality and customer service. The Company believes that its positive principal competitive factors are its marketing ability, reliable delivery, proprietary product design, quality, customer service and licensing agreements. Certain of the Company's existing or potential competitors, however, may have financial resources that are greater than those of the Company, greater customer acceptance of products and/or more profitable distribution outlets.

        In addition, certain of the potential customers of each of our segments, in particular mass merchandisers, have the financial and other resources necessary to buy products similar to those that we sell directly from manufacturers in Eastern Asia and elsewhere, thereby reducing the size of our potential market.

Copyrights, Trademarks, Patents and Licenses

        The Company prints notices of claim of copyright on substantially all of its products and has registered hundreds of its designs with the United States Copyright Office. The Company has registered, in various countries throughout the world, the trademark RUSS® with a distinctive design and APPLAUSE®, for use on most of its gift products, and Sassy® and Kids Line® for use on its infant and juvenile products. The Company believes its copyrights, trademarks and patents are valid, and has pursued a policy of aggressively protecting them from infringement. However, copyright and trademark protections are limited or even unavailable in some foreign countries and preventing unauthorized use of the Company's intellectual properties can be difficult even in countries with substantial legal protection. In addition, the portion of the Company's business that relies on the use of intellectual property is subject to the risk of challenges by third parties claiming infringement of their proprietary rights. However, even in light of the Company's increased use of licensing (discussed below), it does not consider its business materially dependent on copyright, trademark or patent protection due to the availability of substitutes, creation of other designs, and the variety of other products.

        The Company enters into license agreements relating to trademarks, copyrights, patents, designs and products which enable the Company to market items compatible with its product line. The Company's gift segment has increased its use of licensing in recent years to differentiate its products from its competitors. During 2004, the gift segment entered into various license agreements, some of which include: (i) Marvel Enterprises, Inc. relating to Spider-Man® and X-Men™ classic characters and certain other characters; and (ii) Hasbro International, Inc. and Simon & Schuster, Inc. relating to the Raggedy Ann and Andy™ property. In 2005, the gift segment entered into additional license agreements, including: (i) Universal Studios Licensing LLP relating to Curious George™ and The Little Engine That Could™; (ii) New England Confectionary Company relating to Necco Sweetheart™; and (iii) Twentieth Century Fox and Merchandising, a division of Fox Entertainment Group, Inc., relating to The Simpsons™. In 2007, the Company entered into additional licensing agreements, including an agreement with Abrams Gentile Entertainment, Inc. for Shining Stars®. With the exception of the Shining Stars license, which currently runs through March 2013, all gift segment license agreements mentioned above are for one to four year terms with extensions possible if agreed to by both parties. The Marvel license expired at the end of 2007, and the Company elected not to renew such agreement. During 2007, the agreements relating to Raggedy Ann and Andy™ were extended through December 31, 2008. The Company's infant and juvenile segment maintains license agreements with The William Carter Company (Carter's), Disney Enterprises, Inc. and LeapFrog Enterprises, Inc. Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements. The Company does not believe its business is dependent on any single license, although during 2007, the Shining Stars license and the Carter's license contributed significant revenues to our gift and infant and juvenile segments, respectively.

        Sassy has operated under a distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the "MAM Agreement") prior to and after the acquisition of Sassy by the Company in 2002.

Based on several factors, including the views of the Company's new chief executive officer (in consultation with senior management), the inability to obtain concessions from MAM during discussions in December 2007, the decreasing profitability of the products sold under the MAM Agreement and specified restrictions contained therein limiting the Company's ability to enter into competitive product categories, the Company recognized an impairment charge and exercised its right to terminate the MAM Agreement, effective as of March 26, 2008. As a result of such termination, the Company recorded an additional impairment charge of $6.4 million for the fiscal year ended December 31, 2007 (for a total impairment charge of $10.0 million during 2007 which has been recorded in cost of sales of the infant and juvenile segment), reflecting the write-off of the remaining intangible assets related to the MAM Agreement. See Item 9B for further detail with respect to the MAM Agreement. The Company expects to continue to distribute MAM products throughout 2008 pursuant to contractual transition procedures, but anticipates that it will experience a sales decline of approximately $20-25 million (although, as noted above, the agreement generates only limited profitability), until such time as the Company can generate replacement or alternate product sales. Pursuant to the MAM Agreement, the Company will be restricted from selling products competitive with the MAM products for a period of one year following the termination of the MAM Agreement. See Note 4 to Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources" under the sections captioned "Results of Operations" and "Other Events and Circumstances Pertaining to Liquidity" for additional details and information regarding certain financial charges recorded in connection with the MAM Agreement.

Employees

        As of December 31, 2007, the Company employed approximately 1,036 persons. The Company considers its employee relations to be good. Most of the Company's employees are not covered by a collective bargaining agreement, although approximately 48 employees of the Company's infant and juvenile segment, representing approximately 19% of such segment's employees or approximately 5% of the Company's total employees, were represented by a collective bargaining agreement during 2007.

        The Company's policy is to require that its management, sales, product development, and design personnel enter into confidentiality agreements and, in the case of sales management and sales personnel, non-competition agreements (subject to certain territorial limitations) which restrict their ability to compete with the Company for periods ranging between six months and one year after termination of their employment.

Government Regulation

        Certain of the Company's products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission (the "Commission") to protect consumers from certain hazardous articles by regulating their use or excluding them from the market and requiring a manufacturer to repurchase articles that become banned. The Commission's determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which the Company's products are sold. The Company maintains a quality control program in order to comply with such laws, and the Company believes it is in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from hazards or defects See Item 1A—"Risk Factors—Product liability, product recalls and other claims relating to the use of our products could increase our costs."

Corporate Governance and Available Information

        The Company makes available a wide variety of information free of charge on its website at www.russberrie.com. The Company's filings with the United States Securities and Exchange Commission (the "SEC"), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports, are available on the Company's website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The Company's website also contains news releases, financial information, Company profiles and certain corporate governance information, including current versions of the "Company's Complaint Procedures for Accounting and Auditing Matters", "Corporate Governance Guidelines", the Company's "Code of Business Conduct and Ethics", the Company's "Code of Ethics for Principal Executive Officer and Senior Financial Officers", the charters of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee of the Board of Directors, and information regarding how interested parties may contact the Board. To access our SEC reports or amendments, log onto our website and click onto "Investor Relations" on the main menu and then onto the "SEC Filings" link provided under "Investor News." Mailed copies of such information can be obtained free of charge by writing to the Company at Russ Berrie and Company, Inc., 111 Bauer Drive, Oakland, NJ 07436, Attention: Corporate Secretary. The contents of the Company's websites are not incorporated into this filing.

ITEM 1A.    RISK FACTORS

        The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

Our net sales and profitability depend on our ability to continue to conceive, design and market products that appeal to consumers.

        The introduction of new products is critical in our industry and to our growth strategy. A significant percentage of our product line is replaced each year with new products. Our business depends on our ability to continue to conceive, design and market new products and upon continuing market acceptance of our product offerings. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or which new products will be successful. In this regard, the Company introduced during 2007 its Shining Stars® product range, which achieved a high level of sales (partially attributable to initial retail shelf placement during its introductory year) that the Company does not anticipate will be repeated during 2008. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Overview". Our current products may not continue to be popular or new products that we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Increased consolidation and a declining number of independent retail outlets may have a continued negative impact on gift segment sales.

        The Company's gift segment has incurred significant losses during the past several years primarily as a result of (i) retailer consolidation and a declining number of independent retail outlets; (ii) increased competition from other entities; and (iii) changing buying habits of consumers, marked by a shift from independent retailers to mass market retailers. Although the Company has increased its presence in, and focus on, the mass market, a significant portion of the Company's gift segment products continue to be marketed to independent retail outlets. If increased consolidation of such outlets continues, as well as a continued decline in the number of such outlets, the Company's sales therefrom will likely continue to decline.

Gross margin could be adversely affected by several factors.

        Gross margin may be adversely affected in the future by increases in vendor costs (including as a result of increases in the cost of raw materials), excess inventory, obsolescence charges, changes in shipment volume, price competition and changes in channels of distribution or in the mix of products sold. For example, increased costs in China, primarily for labor and raw materials, as well as the appreciation of the Chinese Yuan against the dollar, negatively impacted our gross margins in 2007, particularly in our infant and juvenile segment, and may continue to negatively impact our gross margins in 2008. Economic conditions, such as rising fuel prices, currency exchange fluctuations and decreased consumer confidence, may also adversely impact our margins. Gross margin may also be impacted by the geographic mix of products sold. Gross margin is often lower in the mass market distribution channel, which represents a growing percentage of our gift segment sales and a substantial majority of our infant and juvenile sales.

Changes in consumer preferences could adversely affect our net sales and profitability.

        The nature of the Company's products and the rapid changes in customer preferences leave the Company vulnerable to an increased risk of inventory obsolescence. Thus, the Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. The inability of the Company to effectively manage its inventory could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition in our markets could reduce our net sales and profitability.

        We operate in highly competitive markets. Certain of our competitors have greater brand recognition and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the gift and infant/juvenile product industries have limited barriers to entry. In addition, certain of our potential customers, in particular mass merchandisers, have the financial and other resources necessary to buy products, similar to those that we sell, directly from manufacturers in Eastern Asia and elsewhere, thereby reducing the size of our potential market. We also experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

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

  •
  make certain investments or loans;

  •
  pay dividends;

  •
  dispose of or sell assets or enter into acquisitions, mergers or similar transactions; or

  •
  distribute cash from our domestic subsidiaries to the Company or to other subsidiaries, which could impact our liquidity and our ability to pay our corporate overhead expenses.

These covenants could restrict our ability to pursue opportunities to expand our business operations. The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement (defined below) to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. There can be no assurance that either acquisition or such amendment will be consummated.

        The Giftline Credit Agreement (defined below) also provides that the lenders will sweep all cash of the Giftline Borrowers (defined below) on a daily basis, which will restrict such borrowers' ability to use such cash. In addition, during 2005 we funded losses in our gift division with cash flow from our infant and juvenile business. Pursuant to the Assignment, RB, (each as defined in Item 7) is dependent upon cash distributions from its domestic subsidiaries to satisfy its legal obligations and overhead expenses. The covenants in our 2006 Credit Agreements limit the ability of our domestic subsidiaries to distribute cash to RB, which could have a material adverse impact on the Company's liquidity. In addition, other covenants in the 2006 Credit Agreements limit our ability to utilize cash flow generated from our infant and juvenile segment to fund other aspects of our business, including the gift segment. If the gift segment continues to incur losses (a portion of which result in part from the disproportionate share of corporate overhead expenses that are charged to the gift segment as a result of the 2006 Credit Agreements), it may not have sufficient liquidity under the Giftline Revolver to fund such losses and its ongoing operations. In order to forestall any such liquidity issues, management intends to implement various cash management strategies. While management believes that these strategies will enable the gift segment to maintain sufficient liquidity for at least the next 12 months, there can be no assurance that such strategies will be successful. If such strategies are not successful, and the gift segment does not have sufficient availability under the Giftline Revolver, we may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our gift segment indebtedness. Even if we are able to restructure or refinance such indebtedness, the economic terms may not be favorable to us. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources" and Note 8 of Notes to Consolidated Financial Statements.

        The Infantline Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances. Additionally, commencing in early 2008 with respect to fiscal year 2007, annual mandatory prepayments of the Term Loan shall be required in an amount equal to 50% of Excess Cash Flow each fiscal year unless the Total Debt to EBITDA Ratio for such fiscal year was equal to or less than 2:00:1:00. For the fiscal year ended December 31, 2007, no Excess Cash Flow payment was required.

Inability to maintain compliance with the bank covenants.

        The Company's ability to maintain compliance with the financial and other covenants in its credit facilities is dependent upon the Company's ability to continue to execute its business model and current operational plans. If an event of default in such covenants occurs and is continuing, among other things, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us.

All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness.

        Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this "Risk Factors" section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. As discussed in the two immediately preceding risk factors, such alternative measures may not be successful and may not permit us to meet our scheduled debt services obligations. The breach of any covenants or restrictions in the 2006 Credit Agreements could result in a default thereunder, which would permit the lenders to take the actions discussed in the immediately preceding risk factor. As discussed above, this could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

If we lose key personnel we may not be able to achieve our objectives.

        We are dependent on the continued efforts of various members of senior management, as well as senior executives of several of our subsidiaries, including Bruce G. Crain, President and Chief Executive Officer, Michael Levin, President and Chief Executive Officer of Kids Line, LLC and Fritz Hirsch, President of Sassy, Inc. If for any reason, these or other senior executives or other key members of management do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the continued success of our business.

Our infant and juvenile business is dependent on several large customers.

        The continued success of our infant and juvenile segment depends on our ability to continue to sell our products to several large mass market retailers. We typically do not have long-term contracts with these customers and the loss of one or more of these customers could have a material adverse affect on the results of operations of our infant and juvenile segment and ultimately the Company. In addition, our access to shelf space at retailers for the products of both of our segments may be reduced by store closings, consolidation among these retailers and competition from other products. An adverse change in our relationship with, or the financial viability of, one or more of our customers could reduce our net sales and profitability. See "Business—Marketing and Sales" and Note 5 of Notes to Consolidated Financial Statements.

The results of our gift segment may depend on the continued success of our Profit Improvement Program.

        During 2006, the Company developed and substantially implemented a Profit Improvement Program (the "PIP") with respect to its global gift business. The PIP involved an analysis and, in some instances, reevaluation of key operational aspects of the Company's gift business and was designed to help enable the Company to return its gift business to a sustainable level of profitability. The PIP involved reengineering the manner in which the gift segment operates, and focused the gift business on its most profitable products, customers and territories as a means of providing a platform for potential profitable growth in the future. The scope of the PIP was broad and significant and may cause losses to our business that we cannot predict, including a loss of gift segment sales. Although the PIP is substantially complete, there are certain additional initiatives that were identified and which the

Company has elected not to implement at this time. In the event the Company elects to implement these initiatives, such action may result in the recognition of certain significant restructuring charges and the incurrence of certain severance obligations. The Company may also be required to make certain investments to generate certain of the efficiencies that the PIP was designed to achieve, although the nature and magnitude of these investments cannot be determined at this time. There can be no assurance that the PIP will ultimately be successful in stemming the losses generated by the gift segment and returning the segment to profitability, or that we will be able to successfully grow the gift segment in the future. If we fail to maintain the PIP initiatives, our results of operations and financial position will suffer. See "Business—Marketing and Sales" and "Management's Discussion and Analysis of Results of Operations and Financial Condition—Overview" and "—Liquidity and Capital Resources."

We may not be able to collect outstanding accounts receivable from our major retail customers.

        Certain of our retail customers purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers. Our profitability may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell or for other reasons.

Disruptions in our current information technology system or difficulties in implementing an alternative global information technology system could harm our business.

        Our global gift operations are currently managed and monitored with an Enterprise Resource Planning ("ERP") system. System failure or malfunctioning in the ERP system may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. In addition, the Company has recently evaluated whether the implementation of an alternative global information technology system for the gift business would provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system. Implementation of a new system solution, if any, would likely proceed in stages across the geographic breadth of the Company, and could require several years for completion. In the event that we elect to implement a new system, we anticipate incurring significant financial and resource costs, and our business may be subject to transitional difficulties as we replace the current ERP system. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees' attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products.

        Approximately 82% of the Company's purchases are attributable to manufacturers in the PRC. The supplier accounting for the greatest dollar volume of purchases accounted for approximately 19% and the five largest suppliers accounted for approximately 44% in the aggregate during 2007. The Company uses approximately 75 manufacturers in Eastern Asia. While we believe that there are many other manufacturing sources available for our product lines, difficulties encountered by one or several of our larger suppliers such as a fire, accident, natural disaster or an outbreak of illness (e.g., SARS or avian flu) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, our international operations subject us to certain other risks, including:

  •
  economic and political instability;

  •
  restrictive actions by foreign governments;

  •
  greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

  •
  changes in import duties or import or export restrictions;

  •
  delays in shipping of product and unloading of product through ports, as well as timely rail/truck delivery to the Company's warehouses and/or a customer's warehouse;

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

        Our net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars, Euros or Canadian dollars. Our purchases of finished goods from Eastern Asian manufacturers are denominated in U.S. dollars. Expenses for these manufacturers are denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar or the U.K. pound would increase the prices at which we purchase finished goods and therefore could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States. See Note 5 of Notes to Consolidated Financial Statements for more information regarding foreign currency forward exchange contracts.

Product liability, product recalls and other claims relating to the use of our products could increase our costs.

        We face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to the Federal Consumer Product Safety Act, which empowers the Consumer Product Safety Commission ("CPSC") to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe, as well as certain other countries. While we take the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance in the future. If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage and we may incur significant costs in complying with recall requirements. Furthermore, concerns about potential liability may lead us to recall voluntarily selected products. Recalls or post-manufacture repairs of our products could harm our reputation, increase our costs or reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future, and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business. Furthermore, substantially all of our licenses give the licensor the right to terminate the license agreement if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management's attention and resources from our business.

Competition for licenses could increase our licensing costs or limit our ability to market products.

        We market a portion of our products through licenses with other parties. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on a nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our licensed products or develop new products, and could reduce our net sales and profitability. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

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

        As part of our growth strategy, we may pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths. In connection therewith, on April 1, 2008, we entered into agreements to acquire each of LaJobi and CoCaLo.

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

  •
  diversion of management's attention could impair their ability to effectively manage our business operations, and unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition; or

  •
  possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company.

        Additionally, we financed our acquisition of Kids Line and intend to finance our anticipated acquisitions of LaJobi and CoCaLo with senior debt financing. This debt leverage, or additional leverage that may be incurred with any other future acquisitions, could adversely affect our profit margins and limit our ability to capitalize on future business opportunities. See Note 8 of Notes to Consolidated Financial Statements. The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. There can be no assurance that either acquisition or such amendment will be consummated.

Sales of our gift segment products are seasonal, which causes our operating results to vary from quarter to quarter.

        Sales of our gift segment products are seasonal. Historically, our net sales with respect to gift segment products have typically peaked in the third and fourth quarters due to holiday season buying patterns. See "Business—Seasonality."

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

  •
  other economic or external factors;

  •
  continued losses in our gift segment;

  •
  our failure to meet the performance estimates of securities analysts or investors;

  •
  substantial sales of our common stock; or

  •
  general stock market conditions.

        You may be unable to sell your stock at or above your purchase price.

A limited number of our shareholders can exert significant influence over us.

        As reported in various Schedules 13D filed with the Securities and Exchange Commission ("SEC") (i) various investment funds and accounts managed by Prentice Capital Management, L.P. ("Prentice"), (ii) D. E. Shaw Laminar Portfolios, L.L.C. ("Laminar"), (iii) portfolios of investment funds advised by Third Avenue Management, LLC and (iv) Franklin Advisory Services, LLC and related entities beneficially owned approximately 21%, 21%, 12.2%, and 11.5% respectively, of the outstanding shares of our Common Stock. Prentice and Laminar each has the right to nominate two members of our Board of Directors. This share ownership would permit these and other large stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions. See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

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

        We are subject to a number of provisions in our charter documents, policies, New Jersey law and our 2006 Credit Agreements that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These anti-takeover provisions include:

  •
  advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings;

  •
  covenants in our credit agreements restricting mergers, asset sales and similar transactions and a provision in our credit agreements that triggers an event of default upon certain acquisitions by a person or group of persons with beneficial ownership of 50.1% or more of our outstanding common stock; and

  •
  the New Jersey Shareholders Protection Act.

        The New Jersey Shareholders Protection Act, as it pertains to the Company, prohibits a merger, consolidation, specified asset sale or other similar business combination or disposition between the Company and any stockholder of 10% or more of our voting stock for a period of five years after the stockholder acquires 10% or more of our voting stock, unless the transaction is approved by our board of directors before the stockholder acquires 10% or more of our voting stock. In addition, no such transaction shall occur at any time unless: (1) the transaction is approved by our board of directors before the stockholder acquires 10% or more of our voting stock, (2) the transaction is approved by the holders of two-thirds of our voting stock excluding shares of our voting stock owned by such "interested" stockholder or (3) (A) the aggregate consideration received per share by stockholders in such transaction is at least equal to the higher of (i) the highest per share price paid by the interested stockholder (x) within the 5-year period preceding the announcement date of such transaction or (y) within the 5-year period preceding, or in the transaction, in which the stockholder became an interested stockholder, whichever is higher, in each case plus specified interest, less the value of dividends paid up to the amount of such interest, and (ii) the market value per share of common stock on the announcement date of such transaction or on the date the interested stockholder became an interested stockholder, whichever is higher, plus specified interest, less the value of dividends paid up to the amount of such interest, (B) the consideration in the transaction received by stockholders is in cash or in the same form as the interested stockholder used to acquire the largest number of shares previously acquired by it, and (C) after the date the interested stockholder became an interested stockholder, and prior to the consummation of the transaction, such interested stockholder has not become the beneficial owner of additional shares of our stock, except (w) as part of the transaction which resulted in the interested stockholder becoming an interested stockholder, (x) by virtue of proportionate stock splits, stock dividends or other distributions not constituting a transaction covered by the New Jersey Shareholders Protection Act, (y) through a transaction meeting the conditions of paragraph (B) above and this paragraph (C) or (z) through purchase by the interested stockholder at any price, which, if that price had been paid in an otherwise permissible transaction under the New Jersey Shareholders Protection Act, the announcement date and consummation date of which were the date of that purchase, would have satisfied the requirements of paragraphs (A) and (B) above.

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

        The Sarbanes Oxley Act of 2002 has required changes in some of our corporate governance and securities disclosure and compliance practices, and requires ongoing review of our internal control procedures. These developments have increased our legal compliance and financial reporting costs, and to the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement we may have to incur additional costs and diversion of management's time. Any such action could adversely affect our results of operations and financial condition.

Amounts included in our backlog may not result in actual revenue or translate into profits.

        As of December 31, 2007, the Company had a consolidated backlog of unfilled orders of approximately $23.6 million. This backlog amount is based primarily on purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, purchase orders included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of delays or cancellations resulting from external market factors and economic factors beyond our control. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        The principal facilities of the Company's gift segment consist of its corporate offices in Oakland, New Jersey (120,000 square feet), and a distribution center in South Brunswick, New Jersey (522,000 square feet), both of which the Company leases. Additionally, leased principal office and distribution facilities are located in Eastleigh, Hampshire England (84,000 square feet), the Sydney, Australia area (67,000 square feet) and the Toronto, Canada area (117,000 square feet). The Company also operates showroom facilities for its gift business segment in Oakland, New Jersey; Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Los Angeles, California; Seattle, Washington;Sydney, Australia; Montreal, Vancouver and Toronto, Canada; Eastleigh, Hampshire, England; Kowloon, Hong Kong; and Shenzhen, China. Certain showrooms are located within the leased facilities listed above; others are leased separately with remaining lease terms primarily ranging between six months and twelve years.

        The Company owns office and distribution facilities used by its infant and juvenile operations in Kentwood, Michigan. Another facility used by its infant and juvenile operations, located in Southgate, California, is leased.

        LaSalle Business Credit, LLC and certain of its affiliates ("LaSalle"), as administrative agent for the lenders under the 2006 Credit Agreements, has a lien on substantially all of the assets of the Company. Such lien includes a mortgage on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan (the "Facility Encumbrance"). See Note 8 of Notes to Consolidated Financial Statements.

        The Company believes that the facilities of the Company are maintained in good operating condition and are, in the aggregate, adequate for the Company's purposes. At December 31, 2007, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from two months to twelve years. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Contractual Obligations."

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table provides information with respect to the executive officers of the Company as of March 20, 2008. All officers are elected by the Board of Directors and may be removed with or without cause by the Board. As is discussed under the section captioned "Kids Line and Related Financing" in "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources", Russ Berrie and Company, Inc. is now organized as a holding company, with all of its operations being conducted through its subsidiaries. As a result of this structure, we have determined that it is appropriate to deem the leaders of each of our principal business units executive officers of the Company, even where such leaders are employed by our subsidiaries. As a result, as of March 20, 2008, Michael Levin, President and Chief Executive Officer of Kids Line, LLC, and Fritz Hirsch, President of Sassy, were deemed to be executive officers of the Company.

NAME	AGE	POSITION WITH THE COMPANY
Jeffrey A. Bialosky	48	Executive Vice President—Sales
Anthony Cappiello(2)(3)	54	Executive Vice President and Chief Administrative Officer (interim principal financial officer)
Teresa Chan	53	Vice President—Far East Operations
Bruce G. Crain(1)(3)	47	President and Chief Executive Officer
Marc S. Goldfarb(2)(3)	44	Senior Vice President, General Counsel and Corporate Secretary
Fritz Hirsch(3)	56	President of Sassy, Inc.
Y.B. Lee	62	Senior Vice President—Design and Development, Far East Operations and President—Korean Operations
Michael Levin(3)	46	President and Chief Executive Officer of Kids Line, LLC
Guy Paglinco	50	Vice President and Chief Accounting Officer
Chris Robinson(3)	53	President—International Division
Thomas J. Sancetta	44	Vice President—Sales Administration
Arline Wall	55	Senior Vice President—Product Development and Marketing

(1)
Member of the Company's Board of Directors

(2)
Member of the Company's Disclosure Committee

(3)
Member of the Company's Executive Management Committee

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

        Anthony P. Cappiello has been employed as Executive Vice President and Chief Administrative Officer since August 2005. He was appointed interim principal financial officer in November 2007. Prior to joining the Company, Mr. Cappiello was Chief Operating Officer at Waterford & Wedgwood U.S.A, a marketer, manufacturer and distributor of fine crystal, china, linens, jewelry, cookware, heirlooms and flatware, since May 1991.

        Teresa Chan was appointed Vice President—Far East Operations in January 2004. Ms. Chan was elected as an officer of the Company in October 1999 and had been employed by the Company as Vice President—International Sales since January 1997.

        Bruce G. Crain joined the Company as President and Chief Executive Officer in December 2007. Since March 2007, he provided consulting services to the Company. Previously he served in various executive capacities with Blyth, Inc, a NYSE—listed multi-channel designer and marketer of home décor and gift products from 1997 to September 2006.

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

        Fritz Hirsch joined the Company as President of Sassy, Inc. upon its acquisition in 2002. Prior to such acquisition, he served as President of Sassy since 1986.

        Y.B. Lee was appointed Senior Vice President—Design and Development, Far East Operations and President—Korean Operations in 2004. Prior to that, Mr. Lee was Senior Vice President—Far East and President—Far East Operations since June 1996.

        Michael Levin joined the Company as President and Chief Executive Officer of Kids Line, LLC upon its acquisition in December 2004. Prior to such acquisition, he served as President and Chief Executive Officer of Kids Line, LLC since June 2001.

        Guy Paglinco joined the Company as Vice President—Corporate Controller in September 2006, and was promoted to Vice President and Chief Accounting Officer of the Company as of November 13, 2007. Immediately prior to joining the Company, Mr. Paglinco served in various roles at Emerson Radio Corp., an AMEX-listed international distributor of consumer electronic products, including Chief Financial Officer from 2004-2006, and Corporate Controller from 1998-2004.

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

        Arline Wall joined the Company as Senior Vice President—Product Development and Marketing in December 2005. Prior to joining the Company, from September 2004 to November 2005, Ms. Wall was employed by MAF Marketing, Inc., a premium incentive sales company, as Vice President—New Product Development. Prior to that, from August 1998 to September 2004, Ms. Wall was employed by Toys "R" Us, Inc., most recently holding the position of Global Brand Director.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        At March 14, 2008, the Company's Common Stock was held by approximately 395 shareholders of record. The Company's Common Stock has been traded on the New York Stock Exchange, under the symbol RUS, since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

	2007		2006
	HIGH	LOW	HIGH	LOW
First Quarter	$15.90	$13.34	$15.25	$11.27
Second Quarter	19.90	13.60	15.33	11.33
Third Quarter	20.08	13.65	15.39	10.80
Fourth Quarter	18.48	14.80	16.58	14.06

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

        In accordance with the terms of the 2006 Credit Agreements, the Company's domestic operating subsidiaries are subject to certain restrictions in distributing cash to the Company for, among other things, the purpose of enabling the Company to pay dividends to its shareholders. See Item 7, "Managements Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources" and Note 8 of Notes to Consolidated Financial Statements for a description of the material terms of the 2006 Credit Agreements.

        See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan Information.

CUMULATIVE TOTAL STOCKHOLDER RETURN

        The following line graph compares the performance of the Company's Common Stock during the five-year period ended December 31, 2007 with the S&P 500 Index and an index composed of other publicly traded companies that the Company considers its peers (the "New Peer Group"). The graph assumes an investment of $100 on December 31, 2002 in the Company's Common Stock, the S&P 500 Index and the New Peer Group index and the Old Peer Group index (defined below). The Peer Group returns are weighted by market capitalization at the beginning of each year. Cumulative total return assumes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Russ Berrie & Company, Inc., The S & P 500 Index,
A New Peer Group And An Old Peer Group

*
$100 invested on 12/31/02 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Russ Berrie & Company, Inc.	100.00	103.86	99.81	50.22	67.95	71.95
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Old Peer Group	100.00	123.98	119.58	90.15	88.85	90.53
New Peer Group	100.00	121.59	128.78	97.05	101.64	106.72

        The New Peer Group is comprised of the following publicly traded companies, and is weighted according to market capitalization as of the beginning of each year: (1) Blyth, Inc.; (2) Crown Crafts, Inc.; (3) CSS Industries, Inc.; (4) Lenox Group, Inc.; and (5) Dorel Industries, Inc.

        The peer group selected by the Company was revised this year to exclude Enesco Group, Inc., because it filed for bankruptcy, and to include Dorel Industries, Inc. The peer group previously used by the Company, which includes (1) Blyth, Inc.; (2) Crown Crafts, Inc.; (3) CSS Industries, Inc.; (4) Lenox Group, Inc.; and (5) Enesco Group, Inc. (the "Old Peer Group"), is shown in the chart above for comparative purposes.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,*
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net Sales	$331,173	$294,769	$290,031	$265,959	$329,687
Cost of Sales	205,792	176,666	173,712	155,389	154,639
Operating Income (Loss)	15,229	6,142	(7,989)	(27,545)	42,301
Income (Loss) before Provision (Benefit) for Income Taxes	11,852	(3,638)	(22,914)	(25,363)	48,432
Income Tax Provision (Benefit)	2,944	5,798	12,185	(5,363)	13,703
Net Income (Loss)	8,908	(9,436)	(35,099)	(20,000)	34,729
Net Income (Loss) Per Share:
Basic	0.42	(0.45)	(1.69)	(0.96)	1.69
Diluted	0.42	(0.45)	(1.69)	(0.96)	1.68
Dividends Per Share**	0.00	0.00	0.10	8.20	1.12
Balance Sheet Data:
Working Capital	$63,133	$45,872	$71,511	$119,293	$333,952
Property, Plant and Equipment, net	13,093	13,993	17,856	28,690	46,108
Total Assets	341,975	303,767	328,961	411,098	462,748
Debt	66,844	54,332	76,517	125,000	—
Shareholders' Equity	204,639	190,664	193,854	234,516	415,418
Statistical Data:
Current Ratio	1.7	1.5	1.9	2.6	8.1
Return on Average Shareholders' Equity	4.5%	(4.9)%	(16.4)%	(6.2)%	8.6%
Net Profit Margin	2.7%	(3.2)%	(12.1)%	(7.5)%	10.5%
Number of Employees	1,036	1,034	1,216	1,340	1,591

*
The above results include Kids Line, LLC since its acquisition on December 15, 2004. The above results include Bright of America Inc. from 2003 until its sale as of July 30, 2004.

**
Dividends per share for the year ended December 31, 2004 includes a one-time special cash dividend in the amount of $7.00 per common share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and accompanying Notes to Consolidated Financial Statements set forth in Item 8 below.

Overview

        The Company is a leader in the infant and juvenile and gift industries. Our infant and juvenile segment designs, manufactures through third parties and markets products in a number of categories, including infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States and certain foreign countries, through national accounts and independent retailers, including toy, specialty, food, drug, apparel and other retailers,, military post exchanges and other venues. Our gift segment designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the world, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, department stores, food stores, military post exchanges and internet companies. In recent years, the gift segment has also expanded its distribution to national accounts.

        Our revenues are primarily derived from sales of our products. For the years ended December 31, 2007 and December 31, 2006, infant and juvenile segment sales accounted for 49.2% and 49.9%, respectively, and gift segment sales accounted for 50.8% and 50.1%, respectively, of our consolidated net sales.

        The principal elements of our global business strategy include:

  •
  focusing on design-led and branded product development in each of our segments, to enable us to continue to introduce compelling new products, with the intention of increasing our market share;

  •
  pursuing organic growth opportunities, including:

  (i)
  expanding our product offerings into related categories; and

  (ii)
  expanding and diversifying of our distribution channels, with particular emphasis on further extending the infant and juvenile segment into international markets and further expanding our sales channels to include business-to-business and web-based offerings;

  •
  growing through licensing, distribution or other strategic alliances, including pursuing acquisition opportunities in businesses complementary to ours;

  •
  implementing of strategies to further capture synergies within and between our segments, through cross-marketing opportunities and consolidation of back-office activities; and

  •
  continuing efforts to manage costs within each of our segments, with particular focus on further streamlining our gift segment by concentrating on more profitable product lines and creating additional operational efficiencies.

        We believe that we made substantial progress in successfully implementing this strategy during 2007. Specifically, revenues in the infant and juvenile segment continued to grow throughout the year, primarily as a result of new product development and increased distribution with respect to each of our infant and juvenile businesses. In particular, during 2007, Kids Line successfully introduced its Carter's®

branded bedding and established an office in the United Kingdom to serve the European market. In addition, Sassy expanded its product line during 2007, including through a license agreement with Leap Frog™ and Sassy's entry into the baby gear category with the introduction of a doorway jumper and a bouncer that incorporates Kids Line designed fabric. We anticipate that Sassy will introduce additional baby gear products in 2008.

        In addition, during the second half of 2007, we also renewed our focus on growth through the exploration of strategic acquisitions. As a result of these efforts, on April 1, 2008, we entered into separate agreements to acquire each of: (i) LaJobi Industries, Inc. ("LaJobi"), a privately-held company based in Cranbury, New Jersey that designs, imports and sells infant and juvenile furniture and related products; and (ii) CoCaLo, Inc. ("CoCaLo"), a privately-held company based in Costa Mesa, California that designs, markets and distributes infant bedding and related accessories. If consummated, these acquisitions will significantly expand our infant and juvenile segment, and will enable us to offer a more complete range of products for the baby nursery. The closing of each acquisition is subject to various closing conditions, and there can be no assurance that either acquisition will be consummated, although we anticipate that each such acquisition will be closed early in April 2008. The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. There can be no assurance that either acquisition or such amendment will be consummated. See "Liquidity and Capital Resources" below under the section captioned "Anticipated Acquisitions".

        With respect to our gift business, during 2007, we continued our focus on product categories where we believe we can command an authoritative position. As a result, we substantially rejuvenated our gift product line, with approximately 70% of the 2007 product line consisting of new products. New products for 2007 included the Shining Stars® product range, which was the gift segment's most successful new product introduction in several years. We intend to continue our focus on creating compelling new products, and our 2008 product offerings include two new product ranges that will capitalize on the popularity of dimensional products that include a virtual play component. As a result of the popularity of products that incorporate web-based interactivity and the large amount of inventory currently in the market from competitive products, as well as the initial retail shelf placement for the introductory year of Shining Stars, the Company does not anticipate that its Shining Stars product range will achieve in 2008 the high level of sales that it achieved during its 2007. The Company continues to expect significant sales for Shining Stars in 2008, albeit at levels considerably below those achieved in 2007. The Company also anticipates that a portion of this shortfall, if any, will be mitigated by sales of its new web-based product ranges, as well as other new product launches. In addition, potential expanded distribution for all of the Company's web-interactive products, including in international markets, as well as the viral marketing nature of such products, may create additional opportunities, although there can be no assurance that this will be the case.

        In addition, we believe we have substantially completed our gift segment restructuring activities. During 2006, we developed and substantially implemented our Profit Improvement Program ("PIP"), and as a result thereof, we believe that the gift segment infrastructure is now more appropriately sized in light of the current gift retail environment. Since mid-2004, we have reduced our global gift segment operating expenses by approximately $40 million, with approximately $25 million of those reductions having been achieved since November 2005. The full year effect of these annualized expense reductions was realized in fiscal 2007. As part of the PIP, we terminated our direct sales and distribution operations in France, Germany, Belgium and Holland, and restructured certain of our sales and related operations in the U.K., Spain and Ireland. We believe we have established alternative means of reaching certain customers in such regions, including through the use of independent sales representatives or distributors. Although implementation of the PIP has been largely completed, there are certain additional initiatives that have been identified by management but which have not commenced pending a final determination by management of whether their implementation would be appropriate or desirable. As a result, the estimated completion date of the PIP's implementation and estimates of the range of additional charges to be incurred or other expenditures required in connection therewith cannot be determined at this time. The Company may also be required to make certain investments to generate the efficiencies and focus on profitable operations that the PIP is designed to achieve, which amounts cannot be quantified at this time. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent Quarterly Reports on Form 10-Q for a detailed discussion of our restructuring activities in recent periods.

        In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the "Purchase"), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the "Purchase Agreement"). The Company paid approximately $130.6 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement also included the payment of contingent consideration (the "Earnout Consideration"). Pursuant to the Purchase Agreement, in December 2007, the Infantline Borrowers paid approximately $28.5 million of the Earnout Consideration and the balance of approximately $3.6 million was paid in January 2008. The total amount of the Earnout Consideration of $32.1 million was charged to goodwill as of December 31, 2007. The Company financed the Earnout Consideration by drawing down upon the Term Loan reborrowing commitment and short term borrowings which were available pursuant to the Infantline Credit Agreement (described in Note 8 of Notes to Consolidated Financial Statements).

Segments

        The Company currently operates in two segments: (i) its infant and juvenile segment and (ii) its gift segment.

Results of Operations

Fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006

        The Company's consolidated net sales for the year ended December 31, 2007 increased by 12.4% to $331.2 million, compared to $294.8 million for the year ended December 31, 2006. The net sales increase was attributable to growth in both the Company's infant and juvenile and gift segments.

        The Company's gift segment net sales for the year ended December 31, 2007 increased 13.8% to $168.1 million compared to $147.7 million for the year ended December 31, 2006, primarily as a result of the rollout of its Shining Stars® product line, improved content and product availability, as well as strong consumer demand for the Yokimo™ brand of premium plush products. Net sales in the Company's gift segment benefited from foreign exchange rates by approximately $5.4 million for the year ended December 31, 2007. The Company's infant and juvenile segment net sales for the year ended December 31, 2007 increased 10.9% to $163.1 million, as compared to $147.1 million for the year ended December 31, 2006. The increase was primarily due to new and varied product introductions, including a successful introduction of Carters® branded infant bedding at Kids Line.

        Consolidated gross profit was 37.9% of consolidated net sales for the year ended December 31, 2007, as compared to gross profit of 40.1% for the year ended December 31, 2006. Consolidated gross profit for the year ended December 31, 2007 includes an impairment charge of an aggregate of $10.0 million, or approximately 3% of net sales, recorded in the infant and juvenile segment with respect to the MAM Agreement during the third and fourth quarters of 2007, representing the write-off of the remaining intangible asset associated with the termination of such agreement. This includes $3.6 million that was recorded in the third quarter of 2007 in selling, general and administrative expense and which was reclassified into gross profit as of December 31, 2007. Gross profit for the Company's gift segment was 43.8% of net sales for the year ended December 31, 2007 compared to 37.6% of net sales for the year ended December 31, 2006, primarily as a result of the introduction in 2007 of new, higher margin products throughout the gift segment product line, including Shining Stars and Yomiko. Gross profit for the Company's infant and juvenile segment was 31.7% of net sales for the year ended December 31, 2007, as compared to 42.7% of net sales for the year ended December 31, 2006, primarily as a result of the impairment of the MAM Agreement ($10.0 million, or 6.1% of net sales for the infant and juvenile segment), pricing pressure, increased raw material costs, product mix and unfavorable currency exchange expenses associated with the MAM Agreement. As described in more detail in "Liquidity and Capital Resources—Other Events and Circumstances Pertaining to Liquidity" below, during the third quarter of 2007, the Company recorded a $3.6 million impairment charge in connection with the MAM Agreement. In addition, the Company determined that the MAM Agreement was further impaired and subsequently terminated such agreement and, in connection therewith, recorded an additional $6.4 million charge to cost of goods sold at December 31, 2007, representing the write-off of the remaining intangible asset associated with the MAM Agreement.

        Consolidated selling, general and administrative expense was $110.2 million, or 33.3% of consolidated net sales, for the year ended December 31, 2007, compared to $112.0 million, or 38.0% of consolidated net sales, for the year ended December 31, 2006. Selling, general and administrative expense in the Company's gift segment decreased $3.8 million to $83.1 million for the year ended 2007 from $86.9 million in the year ended 2006. This decrease is a result of expense reduction initiatives that were implemented in prior years, partially offset by $2.9 million in current and future severance obligations, $1.5 million of costs related to the exploration of strategic alternatives and other charges, approximately $0.9 million related to the write-down of a note receivable in connection with a 2005 divestiture as well as higher selling expenses resulting from increased sales volume and advertising costs of approximately $2.7 million in connection with the introduction of the Shining Stars product line. Selling, general and administrative expense in the Company's infant and juvenile segment increased by $2.1 million from $25.0 million for the year ended December 31, 2006 to $27.1 million for the year ended December 31, 2007, primarily as a result of increased costs associated with growth at Kids Line, including the establishment of a U.K. subsidiary of Kids Line.

        Consolidated operating income was $15.2 million for the year ended December 31, 2007 compared to consolidated operating income of $6.1 million for the year ended December 31, 2006. This improvement of $9.1 million was primarily the result of a $22.2 million improvement in the operating loss of the Company's gift segment for the year ended December 31, 2007 compared to the year ended December 31, 2006, partially offset by a $13.1 million decrease (from $37.7 million to $24.6 million) in the infant and juvenile segment operating income during the same period, in each case due to the factors discussed above.

        Consolidated other expense was $3.4 million for the year ended December 31, 2007 compared to $9.8 million for the year ended December 31, 2006, an improvement of $6.4 million. This improvement is the result of refinancing costs that were incurred in 2006 but not in 2007 and lower borrowing costs in 2007.

        The income tax provision for the year ended December 31, 2007 was $2.9 million as compared to $5.8 million in 2006. The Company recorded a current tax benefit of approximately $2.5 million primarily related to a decrease in tax reserves associated with the expiration of the statute of limitations in various jurisdictions during 2007, partially offset by foreign tax expense of approximately $1.1 million on profitable foreign operations. The Company recorded a federal deferred tax expense of approximately $2.5 million related to the deferred tax liability associated with tax amortization of intangible assets relating to the Kids Line, Sassy and Applause acquisitions. These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company's deferred tax assets. The Company has recorded valuation allowances against that deferred portion of its deferred tax assets where management believes it is more likely than not that the Company will not be able to realize such deferred tax assets. The Company recorded an additional deferred tax expense of approximately $1.8 million to reflect an increase in the valuation allowance related to its foreign tax credit carryforwards, and to record a valuation allowance against its deferred tax assets in Australia, as the Company believes it is more likely than not that the Company will not be able to realize such deferred tax assets.

        As a result of the foregoing, consolidated net income for the year ended December 31, 2007 was $8.9 million, or $0.42 per basic share, compared to consolidated net loss of $9.4 million, or $(0.45) per basic share, for the year ended December 31, 2006, which represents an improvement of approximately $18.3 million, or $0.87 per basic share. As noted above, results for fiscal 2007 include an aggregate of $14.9 million of charges primarily related to the impairment of the MAM Agreement, certain severance charges, certain restructuring charges related to the gift segment, and a write-down of a note receivable related to a divestiture from 2005.

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005

        The Company's consolidated net sales for the year ended December 31, 2006 increased by 1.6% to $294.8 million, compared to $290.0 million for the year ended December 31, 2005. The net sales increase was primarily attributable to growth in the Company's infant and juvenile segment, partially offset by a sales decrease in the Company's gift segment.

        The Company's gift segment net sales for the year ended December 31, 2006 decreased 6.8% to $147.7 million compared to $158.5 million for the year ended December 31, 2005, primarily as a result of the factors discussed in the "Overview" above, particularly the closure of several European direct sales operations and a reduction in the size of the Company's worldwide gift sales force of approximately 30%. Net sales in the Company's gift segment benefited by foreign exchange rates of approximately $1.5 million for the year ended December 31, 2006. The Company's infant and juvenile segment net sales for the year ended December 31, 2006 increased 11.9% to $147.1 million compared to $131.5 million for the year ended December 31, 2005. The increase was primarily due to new and varied product introductions.

        Consolidated gross profit was 40.1% of consolidated net sales for the year ended December 31, 2006, which is consistent with gross profit for the year ended December 31, 2005. Gross profit for the Company's gift segment was 37.6% of net sales for the year ended December 31, 2006 compared to 38.5% of net sales for the year ended December 31, 2005, primarily as a result of continued competitive pricing pressures in the gift segment as well as increased sales during 2006 of close-out merchandise related to the Company's substantial reduction of the number of products it sells. Gross profit for the Company's infant and juvenile segment was 42.7% of net sales for the year ended December 31, 2006 as compared to 42.0% of net sales for the year ended December 31, 2005, due primarily to new products with improved gross margins.

        Consolidated selling, general and administrative expense was $112.0 million, or 38.0% of consolidated net sales, for the year ended December 31, 2006 compared to $124.3 million, or 42.9% of consolidated net sales, for the year ended December 31, 2005. The decrease is due primarily to lower expenses in the gift segment, consisting of lower payroll and associated costs of approximately $8.1 million, reduced showroom costs of approximately $1.7 million, lower rent and related occupancy costs of approximately $2.1 million as a result of the restructuring initiatives as discussed in the "Overview" above, partially offset by higher selling, general and administrative expenses in the infant and juvenile segment to support the growth in that segment.

        Consolidated operating income was $6.1 million for the year ended December 31, 2006 compared to an operating loss of $8.0 million for the year ended December 31, 2005. This improvement of $14.1 million was primarily the result of a decrease in the operating loss of the Company's gift segment of $11.0 million for the year ended December 31, 2006 compared to the year ended December 31,

2005, and a $3.1 million improvement in the infant and juvenile segment during the same period, in each case due to the factors discussed above.

        Consolidated other income (expense) was an expense of $9.8 million for the year ended December 31, 2006 compared to an expense of $14.9 million for the year ended December 31, 2005, a decrease of $5.1 million. This decrease in expense was primarily due to a decrease in interest expense as a result of the LaSalle Refinancing (described below in "Liquidity and Capital Resources") in March of 2006 and lower levels of outstanding debt.

        The income tax provision in 2006 was $5.8 million as compared to $12.2 million in 2005. The tax provision includes domestic tax expense of approximately $4.5 million related to the deferred tax liability associated with tax amortization of intangible assets relating to the Kids Line, Sassy and Applause acquisitions. These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset against the Company's deferred tax assets. The Company has recorded valuation allowances against that portion of its deferred tax assets where management believes it is more likely than not that the Company will not be able to realize such deferred tax assets. Additionally, the Company recorded tax expense of approximately $1.3 million primarily due to foreign taxes related to its profitable operations in Australia, Canada and Hong Kong and state income taxes.

        As a result of the foregoing, consolidated net loss for the year ended December 31, 2006 was $9.4 million, or $0.45 per share, compared to consolidated net loss of $35.1 million, or $1.69 per share, for the year ended December 31, 2005, which represents an improvement in the consolidated net loss of approximately $25.7 million, or $1.24 per share.

Liquidity and Capital Resources

        The Company's principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that cash flows from operations and future borrowings will be sufficient to fund its operating needs and capital requirements for at least the next 12 months, subject to the discussion below with respect to potential acquisitions.

        As of December 31, 2007, the Company had cash and cash equivalents of $21.9 million compared to $11.5 million at December 31, 2006. This increase of $10.4 million was primarily the result of an increase in net income and an increase in accounts payable and accrued expenses, partially offset by an increase in inventory and accounts receivable. As of December 31, 2007 and December 31, 2006, working capital was $61.0 million and $45.9 million, respectively, representing an increase of $15.1 million. This increase was primarily the result of a net increase in cash and cash equivalents for the aforementioned reasons and the reclass of uncertain tax positions from current liabilities to long-term liabilities.

        Net cash provided by operating activities was approximately $27.3 million for the year ended December 31, 2007, compared to net cash provided by operating activities of approximately $6.4 million for the year ended December 31, 2006. This increase of $21.0 million was due primarily to net income of $8.9 million in 2007 compared to a net loss of $9.4 million in 2006. Additionally, non-cash expenses for impairment of an intangible asset and deferred tax expense were offset by an increase of $21.1 million in inventory due to an increase in product categories. Net cash used in investing activities was approximately $32.7 million for the year ended December 31, 2007, compared to net cash used in investing activities of approximately $1.8 million for the year ended December 31, 2006. For 2007, the net cash used in investing activities was primarily the result of the payment of the Kids Line Earnout Consideration, as well as capital expenditures for property, plant and equipment. Net cash provided by financing activities was approximately $15.4 million for the year ended December 31, 2007, compared to net cash used by financing activities of $22.3 million for the year ended December 31, 2006. The increase in net cash provided by financing activities of approximately $37.7 million was due primarily to an increase in long-term debt and net borrowings on the Company's credit facilities in 2007, primarily reflecting the financing of the Earnout Consideration and an increase in the outstanding debt under the Giftline Revolver.

Anticipated Acquisitions

LaJobi

        On April 1, 2008, a newly-formed and indirect, wholly-owned Delaware subsidiary of the Company, LaJobi, Inc. (the "LaJobi Buyer"), entered into an Asset Purchase Agreement (the "Asset Agreement") with LaJobi Industries, Inc., a New Jersey corporation ("LaJobi"), and each of Lawrence Bivona and Joseph Bivona (collectively, the "Stockholders"), for the purchase of substantially all of the assets used in the business of LaJobi and specified obligations. LaJobi designs, imports and sells infant and juvenile furniture and related products (including cribs, changing tables, dressers, hutches, armoires, bookcases and end tables, mattresses and changing pads) to specialty stores and boutiques, baby superstores and mass merchandisers. All capitalized terms used in this section but undefined herein shall have the meanings ascribed to them in the Asset Agreement, unless otherwise indicated, and the descriptions herein are qualified in their entirety by reference to the Asset Agreement, filed as Exhibit 2.3 hereto.

        The aggregate purchase price payable for LaJobi is equal to: $47.0 million, reduced by the amount of assumed indebtedness (including capitalized lease obligations), as further increased or decreased by the amount that Final Working Capital is greater or less than $7.0 million. From the aggregate purchase price, $2.5 million will be deposited in escrow at Closing in respect of potential indemnification claims. As additional consideration, if the following conditions have been satisfied, the LaJobi Buyer will pay the amounts described below:

          (a)   Subject to paragraph (b) below, provided that the EBITDA of LaJobi's business (the "Business") (determined as provided in the Asset Agreement) has grown at a compound annual growth rate ("CAGR") of not less than 4% during the period from January 1, 2008 through December 31, 2010 (the "Measurement Date"), as compared to the specified EBITDA of the Business for calendar year 2007, the LaJobi Buyer will pay to LaJobi a percentage of the Agreed Enterprise Value of the LaJobi Buyer as of the Measurement Date or Early Measurement Date (as defined in paragraph (b) below), as the case may be. The amount of such payment will range from zero to a maximum amount of $15,000,000 (the "Earnout Consideration"). The "Agreed Enterprise Value" shall be the product of (i) the Business's EBITDA during the twelve (12) months ending on the Measurement Date or Early Measurement Date (or, in the event an Early Measurement Date selected by LaJobi as permitted by the Asset Agreement is a date prior to January 1, 2009, the annualized EBITDA of the Business for such period), as the case may be, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved.

          (b)   In the event the LaJobi Buyer, prior to the Measurement Date, relocates the principal location of the LaJobi business beyond an agreed distance, the calculation of the Earnout Consideration may be accelerated upon election of LaJobi. For purposes of determining the Earnout Consideration, the CAGR shall be based on the period from January 1, 2008 through the last day of the month (the "Early Measurement Date") immediately preceding the date of the relocation. In such event, any Earnout Consideration payable will be discounted, at the Agreed Rate, from the scheduled payment date to, and including, such early payment date.

        The Asset Agreement contains various representations, warranties, covenants and conditions to closing (including, without limitation, the receipt of specified consents, the extension of specified license agreements, and the execution of (i) a transitional services agreement with a Thailand affiliate of LaJobi and (ii) an employment agreement with Lawrence Bivona). Under the Asset Agreement, the LaJobi Buyer is entitled to indemnification from LaJobi and the Stockholders for various matters, including, but not limited to, breaches of representations, warranties or covenants, and specified excluded obligations, subject, in the case of specified matters, to certain minimum thresholds and a maximum aggregate indemnification limit of $10.0 million. The right to indemnification (other than with respect to certain specified exceptions) terminates 18 months after the Closing Date.

        In accordance with the Asset Agreement, the LaJobi Buyer will at the Closing enter into a three year employment agreement with Lawrence Bivona as President of the LaJobi Buyer. Mr. Bivona is currently the President of LaJobi.

        The Asset Agreement may be terminated for specified reasons, including if the Closing shall not have taken place by April 30, 2008. In the event of specified terminations, LaJobi or the LaJobi Buyer, as applicable, shall reimburse the other for all reasonable costs and expenses incurred in connection with the contemplated transactions.

        In connection with the Asset Agreement, the Company has agreed to pay a finder's fee to a financial institution in the amount of $1.5 million, payable at the closing of the transaction, plus 1% of the Agreed Enterprise Value of the LaJobi Buyer, payable in the same manner and at the same time as the Earnout Consideration.

        The transactions contemplated by the Asset Agreement are expected to close early in April 2008, but there can be no assurance that such acquisition will be consummated.

CoCaLo

        On April 1, 2008, a newly-formed, wholly-owned Delaware subsidiary of the Company, I&J Holdco, Inc. (the "CoCaLo Buyer"), entered into a Stock Purchase Agreement (the "Stock Agreement") with each of Renee Pepys Lowe and Stanley Lowe (collectively, the "Sellers"), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation ("CoCaLo"). CoCaLo designs, outsources, markets and distributes infant bedding (including crib bumpers, blankets, crib sheets and dust ruffles) and related accessories (including wall hangings, musical mobiles, blankets, diaper stackers, valances, wall paper borders, lamps, shades, nightlights, switch plates, decorative pillows and rugs). All capitalized terms used in this section but undefined herein shall have the meanings ascribed to them in the Stock Agreement, unless otherwise indicated, and the descriptions herein are qualified in their entirety by reference to the Stock Agreement, filed as Exhibit 2.4 hereto.

        The aggregate base purchase price payable for CoCaLo will be equal to: (i) $16.0 million, minus (ii) the aggregate Debt of CoCaLo outstanding at Closing (including accrued interest), minus (iii) specified transaction expenses, and further increased or decreased by the amount that Closing Date Net Working Capital is greater or less than $5.8 million. An estimate of the aggregate base purchase price (including an estimate of the working capital adjustment) shall be calculated prior to Closing. Such estimate, less $1.6 million (the "Closing Amount"), will be paid in cash at Closing, in addition to amounts necessary to discharge the Debt to be repaid at Closing (to the extent included in the calculation of the Closing Amount). If the actual aggregate base purchase price (determined after the Closing) less $1.6 million is greater than the Closing Amount (after giving effect to any difference between the estimated and actual working capital adjustment), the CoCaLo Buyer shall pay the difference to the Sellers. If the Closing Amount is greater than the actual aggregate base purchase price (determined after the Closing) less $1.6 million (after giving effect to any difference between the estimated and actual working capital adjustment), the Sellers shall pay the difference to the CoCaLo Buyer. The $1.6 million shall be evidenced by a non-interest bearing promissory note and shall be paid as additional consideration in equal annual installments over a three year period from the Closing Date. The CoCaLo Buyer shall also pay the Additional Earnout Payments, if payable as described below.

        The Additional Earnout Payments provide for a potential payment ranging from zero to a maximum of $4 million, payable with respect to performance on three metrics—sales, gross profit and combined Kids Line and CoCaLo EBITDA—as follows:

            (i)  $666,667 will be paid if CoCaLo's aggregate net sales for the three years ending December 31, 2010 (the "Measurement Period") exceeds a specified target, and up to an additional $666,667 will be paid, on a straight line sliding scale basis, to the extent that CoCaLo's net sales for the Measurement Period are between the initial performance target and a specified maximum target.

           (ii)  $666,667 will be paid if CoCaLo's aggregate gross profit for the Measurement Period exceeds a specified target, and up to an additional $666,667 will be paid, on a straight-line sliding scale basis, to the extent that CoCaLo's aggregate gross profit for the Measurement Period is between the initial performance target and a specified maximum target.

          (iii)  $666,666 will be paid if the aggregate EBITDA of Kids Line and CoCaLo for the Measurement Period exceeds a specified target, and up to an additional $666,666 will be paid, on a straight-line sliding scale basis, to the extent that the aggregate EBITDA of Kids Line and CoCaLo is between the initial performance target and a specified maximum target.

        Kids Line has agreed to guaranty all of the obligations of the CoCaLo Buyer under the Stock Agreement.

        The Stock Agreement contains various representations, warranties, covenants and conditions to closing (including obtaining specified consents and amendments). Under the Stock Agreement, the CoCaLo Buyer is entitled to indemnification from the Sellers for various matters, including, but not limited to, breaches of representations, warranties or covenants, and liabilities with respect to specified proceedings and obligations, subject, in the case of specified matters, to certain minimum thresholds and a maximum aggregate indemnification limit of $3.0 million. The right to indemnification (other than with respect to certain specified exceptions) terminates on the third anniversary of the Closing Date.

        In accordance with the Stock Agreement, CoCaLo will at the Closing enter into a three year employment agreement with Renee Pepys Lowe as President and Chief Executive Officer. Ms. Pepys Lowe is currently the President and Chief Executive Officer of CoCaLo.

        The transactions contemplated by the Stock Agreement are expected to close early in April 2008, but there can be no assurance that such acquisition will be consummated.

        The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. The Company anticipates that such amendment will be consummated in early April 2008, although there can be no assurance that either acquisition or such amendment will be consummated.

Kids Line and Related Financing

        Background.    In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line (the "Purchase") in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the "Purchase Agreement"). At closing, the Company paid approximately $130.6 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement, however, also included the payment of contingent consideration (the "Earnout Consideration"). Pursuant to the Purchase Agreement, 90% of the estimated Earnout Consideration was due in December 2007, and in connection therewith, the Infantline Borrowers (defined below), who were responsible for such payment, paid $28.5 million in respect thereof in December of 2007. The remaining portion of the Earnout Consideration ($3.6 million) was paid in January of 2008, following the determination of the final Agreed Enterprise Value. The Earnout Consideration was charged to goodwill. The Infantline Borrowers made the payments using the availability under the Infantline Term Loan ($20.0 million) and the Infantline Revolving Loan ($8.5 million), each as defined below. To secure the obligations of the Infantline Borrowers to pay the Earnout Consideration, the Infantline Borrowers had previously granted a subordinated lien on substantially all of their assets, on a joint and several basis, and RB granted a subordinated lien on the equity interests of each of the Infantline Borrowers to the Earnout Sellers Agent (as defined in the Infantline Credit Agreement). All such security interests and liens were subordinated to the senior indebtedness of the Infantline Borrowers arising under the Infantline Credit Agreement. As a result of the payment in full of the Earnout Consideration, all such subordinated security interests and liens were released as of February 29, 2008.

        The Kids Line acquisition was originally financed with the proceeds of a term loan, which was subsequently replaced by a $105.0 million credit facility with LaSalle Bank as agent (the "2005 Credit Agreement") and the 2005 Canadian Credit Agreement (as defined below). In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company's senior financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the "LaSalle Refinancing") with the execution of the 2006 Credit Agreement (defined below). For a detailed description of the 2006 Credit Agreements, which are summarized below, see Note 8 of Notes to Consolidated Financial Statements herein. In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.3 million) were repaid using proceeds from the Infantline Credit Agreement (defined below).

        Long-term debt at December 31, 2007 and 2006 consists of the following (in thousands):

	December 31,
	2007	2006
Term Loan (Infantline Credit Agreement)	$43,500	$32,500
Less current portion	11,500	9,000

Long-term debt	$32,000	$23,500

        The aggregate maturities of long-term debt at December 31, 2007 are as follows (in thousands):

2008	$11,500
2009	14,500
2010	15,000
2011	2,500

Total	$43,500

        At December 31, 2007, there was approximately $15.5 million borrowed under the Infantline Revolving Loan and approximately $7.8 million borrowed under the Giftline Revolver, all of which is classified as short-term debt.

        As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift Inc. ("U.S. Gift") to which it assigned (the "Assignment") substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company's domestic gift business and its infant and juvenile business. The Assignment transaction reinforced the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct. There are no cross-default provisions between the Infantline Credit Agreement and Giftline Credit Agreement (which are described below).

        Pursuant to the Assignment, our parent company, Russ Berrie and Company, Inc. ("RB"), is now organized as a holding company, with all of its operations being conducted through its subsidiaries. RB, however, has continuing cash needs for corporate overhead expenses, taxes and other purposes (collectively, the "Requirements"). The 2006 Credit Agreements (defined below) contain significant limitations on the ability of RB's domestic subsidiaries, to distribute cash, including in the form of dividends, loans or other advances, to RB to pay for its Requirements (such limitations are described in more detail below). Management believes that the amounts permitted to be distributed to RB by its domestic subsidiaries will be sufficient to fund the Requirements, although there can be no assurance that such Requirements will not exceed current estimates. Although there are no restrictions in the 2006 Credit Agreements on the ability of RB's foreign subsidiaries to distribute cash to RB, available cash therefrom may be insufficient to cover the Requirements without additional distributions from RB's domestic subsidiaries. Because RB is dependent upon cash distributions from its domestic subsidiaries, if such domestic subsidiaries are unable to distribute sufficient cash to RB to meet its Requirements without triggering a default under the 2006 Credit Agreements, this could have a material adverse impact on the Company's liquidity.

        The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. The Company anticipates that such amendment will be consummated by early April 2008, although there can be no assurance that either acquisition or such amendment will be consummated.

The LaSalle Refinancing—Effective March 14, 2006

A. The Infantline Credit Agreement

        On March 14, 2006 (the "Closing Date"), Kids Line, LLC ("KL"), and Sassy, Inc. ("Sassy", and together with KL, the "Infantline Borrowers"), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the "Agent"), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the "Infantline Credit Agreement"). Unless otherwise specified herein, capitalized terms used but undefined in this Section A shall have the meanings ascribed to them in the Infantline Credit Agreement.

        The commitments under the Infantline Credit Agreement currently consist of (a) a $35.0 million revolving credit facility (the "Revolving Loan"), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the "Term Loan"). The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflected the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing. As of December 31, 2007, the outstanding balance on the Revolving Loan was $15.5 million and the outstanding balance on the Term Loan was $43.5 million. As of December 31, 2007, the Company had availability under the Revolving Loan of $16.9 million and had a total of $0.9 million outstanding under its letter of credit facility. Mandatory Term Loan repayment obligations are as follows: $11.5 million in 2008, $14.5 million in 2009, $15.0 million in 2010; and $2.5 million in 2011. All obligations under the Infantline Credit Agreement are due and payable on March 14, 2011, subject to customary early termination provisions.

        As of December 22, 2006 the Infantline Credit Agreement was amended (the "First Amendment") to permit the repayment and subsequent reborrowing of up to $20 million under the Term Loan, which was intended to enable the Infantline Borrowers to continue to utilize cash flows expected to be generated from operations to repay debt until the Earnout Consideration became due.

        Pursuant to the First Amendment, the Infantline Borrowers borrowed $20 million under the Revolving Loan, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20 million of the Term Loan. The lenders agreed to provide an additional Term Loan reborrowing commitment (the "TR Commitment") of an aggregate maximum principal amount of $20 million, which amounts could only be reborrowed during specified periods and only to fund the payment of the Earnout Consideration. Pursuant to the First Amendment, the Infantline Borrowers paid a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.

        In December 2007, the Infantline Borrowers paid $28.5 million of the Earnout Consideration, which amount was financed by drawing the TR Commitment of $20 million and drawing an additional $8.5 million on the Infantline Revolving Loan. The remaining portion of the Earnout Consideration ($3.6 million) was paid in January of 2008, also through a draw on the Infantline Revolving Loan.

        The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin shall range from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans. The applicable interest rate margins as of December 31, 2007 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2007 were as follows:

	At December 31, 2007
	LIBOR Loans	Base Rate Loans
Infantline Revolving Loan	6.61%	7.25%
Infantline Term Loan	6.92%	7.25%

        An aggregate agency fee of $25,000 is payable on each anniversary of the Closing Date. The Revolving Loan is subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.50% for unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.75% - 2.50% and other customary letter of credit administration fees.

        The Infantline Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances. Additionally, commencing in early 2008 with respect to fiscal year 2007, annual mandatory prepayments of the Term Loan shall be required in an amount equal to 50% of Excess Cash Flow for each fiscal year unless the Total Debt to EBITDA Ratio for such fiscal year was equal to or less than 2.00:1.00. For fiscal year ended 2007, no Excess Cash Flow payment was required.

        The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the "Infantline Financial Covenants"): (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation. In addition, upon the occurrence of an event of default under the credit agreement, including a failure to maintain compliance with the Infantline Financial Covenants, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable.

        As of December 31, 2007, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

        The Infantline Credit Agreement contains significant limitations on the ability of the Infantline Borrowers to distribute cash to RB, which became a corporate holding company by virtue of the Assignment, for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB's corporate overhead expenses, including a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses.

B. The Giftline Credit Agreement

        On March 14, 2006, as amended on April 11, 2006, August 8, 2006, December 28, 2006 and August 7, 2007, U.S. Gift and other specified wholly-owned domestic subsidiaries of the Company (collectively, the "Giftline Borrowers"), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the "Issuing Bank"), LaSalle Business Credit, LLC as administrative agent (the "Administrative Agent"), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the "Giftline Credit Agreement" and, together with the Infantline Credit Agreement, the "2006 Credit Agreements"). Unless otherwise specified herein, capitalized terms used but undefined in this, Section B shall have the meanings ascribed to them in the Giftline Credit Agreement.

        Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the "Fourth Amendment"), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the "Giftline Revolver") in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all "Loans", "Specified Hedging Obligations" and the "Stated Amount" of all "Letters of Credit" outstanding or requested but not yet funded under the Canadian Loan Agreement. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of December 31, 2007, the outstanding balance on the Giftline Revolver was $7.8 million, there was no outstanding balance on the Canadian Revolving Loan (see Section 1.C below), and there was $1.2 million utilized under the Canadian sub-facility for letters of credit. At December 31, 2007, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $5.7 million.

        All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

        The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company's option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the "Third Amendment"), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of December 31, 2007 were 2.25% for LIBOR Loans and 0.25% for Base Rate Loans. As of December 31, 2007, the interest rate was 7.25% for the one outstanding Base Rate loan ($3.8 million) and 7.17% for one outstanding LIBOR loan ($4.0 million).

        Aggregate agency fees of $20,000 are payable by the Giftline Borrowers on each anniversary of the Closing Date. Pursuant to the Third Amendment, the Giftline Revolver is subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations), ranging from 0.375% to 0.50% for unused amounts under the Giftline Revolver, and an annual letter of credit fee ranging from 2.00% to 2.75%. Other fees are as described in the Giftline Credit Agreement.

        Receivable and disbursement bank accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts is swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

        The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. The Giftline Credit Agreement originally contained the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending September 30, 2006. The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date. The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any month, may not be less than 1.1:1.0. This covenant is only applicable, however, if during the three month period then ending on such date of determination (the "Test Period") Revolving Loan Availability (defined above) was less than $3.5 million for any three (3) consecutive business day period (the "Test Condition"). If compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition. As of December 31, 2007, the Company was in compliance with the remaining financial covenants contained in the Giftline Credit Agreement.

        In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified inactive subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of in-transit inventory which may be deemed "Eligible Inventory" under specified circumstances from $3.0 million to $8.0 million.

        The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB's corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB for corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter. The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result therefrom and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver. The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.

C. Canadian Credit Agreement

        As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company's Canadian subsidiary, Amram's Distributing Ltd. ("Amrams"), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (as amended on August 4, 2005, December 7, 2005 and March 14, 2006, the "Canadian Credit Agreement"), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the "Canadian Revolving Loan"). RB executed an unsecured Guarantee (the "Canadian Guarantee") to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement. There were no borrowings under the Canadian Revolving Loan as of December 31, 2007.

        The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin. As of December 31, 2007, there were no Base Rate or Libor Loans outstanding.

Russ Berrie (UK) Limited Business Overdraft Facility

        On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the "Facility") with the National Westminster Bank PLC (the "Bank") and the Royal Bank of Scotland plc (RBS), acting as agent for Bank. The Facility, as amended consists of a maximum credit line of £1.5 million. Interest will be charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank's Base Rate, which interest rate spread will be increased to 3.5% for any amount outstanding in excess of the maximum limit. The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited. The Facility replaces the Framework Agreement described in Note 5 to the Notes to Consolidated Financial Statements, which was terminated as of March 31, 2007. The Facility, like the Framework Agreement facility, was established to assist in meeting the working capital requirements of Russ Berrie UK Limited. As of December 31, 2007 there were no borrowings outstanding under the Facility.

Other Events and Circumstances Pertaining to Liquidity

        As previously disclosed, the Company believes it has substantially completed its gift segment restructuring. In the event that additional initiatives related to the PIP are implemented, however, certain significant restructuring charges may be recognized. As the determination to implement any or all such initiatives has not yet been made, estimates of the range of any additional charges or other related expenditures cannot be determined at this time. See our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed description of the PIP and the restructuring activities undertaken in 2005 and 2006.

        Sassy has operated under a distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the "MAM Agreement") prior to and after the acquisition of Sassy by the Company in 2002. During the third quarter of fiscal 2007, the Company recorded an impairment charge of $3.6 million in the Company's infant and juvenile segment with respect to the MAM Agreement. Based on several factors, including the views of the Company's new chief executive officer (in consultation with senior management), the inability to obtain concessions from MAM during discussions in December 2007, the decreasing profitability of the products sold under the MAM Agreement and specified restrictions contained, therein limiting the Company's ability to enter into competitive product categories, the Company recognized an impairment charge and exercised its right to terminate the MAM Agreement, effective as of March 26, 2008. As a result of such termination, the Company recorded an additional impairment charge of $6.4 million for the fiscal year ended December 31, 2007 (for a total impairment charge of $10.0 million during 2007), reflecting the write-off of the remaining intangible assets related to the MAM Agreement. The Company expects to continue to distribute MAM products throughout 2008 pursuant to contractual transition procedures, but anticipates that it will experience a sales decline of approximately $20-25 million (although, as noted above, the agreement generates only limited profitability), until such time as the Company can generate replacement or alternate product sales. Pursuant to the MAM Agreement, the Company will be restricted from selling products competitive with the MAM products for a period of one year following the termination of the MAM Agreement. See "Item 1. Business" under the section captioned "Copyrights, Trademarks, Patents and Licenses" and Note 4 to Notes to Consolidated Financial Statements for further detail with respect to the MAM Agreement.

        The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment. As of December 31, 2007 the Company had outstanding forward contracts with a notional amount totaling approximately $9.7 million. See Note 5 to Notes to Consolidated Financial Statements.

        The Company is dependent upon information technology systems in many aspects of its business. In 2002, the Company commenced a global implementation of an Enterprise Resource Planning ("ERP") system for its gift businesses. During 2003 and continuing into 2004, certain of the Company's international gift subsidiaries began to phase-in aspects of the new ERP system. In late 2005, the Company began to explore alternative global information technology systems for its gift business that could provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current ERP system. As a result of this review, all remaining international implementations were placed on hold pending a decision on whether or not to replace the current ERP system. The Company has not yet made a decision on whether to replace its current ERP system and will continue to explore whether such replacement is advisable.

        The Company is subject to legal proceedings and claims arising in the ordinary course of its business that the Company believes will not have a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows.

        Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes. See "Anticipated Acquisitions" above for a description of our intended acquisitions of LaJobi and CoCaLo. The Company may consider the use of debt or equity financing to fund potential acquisitions. The 2006 Credit Agreements impose restrictions on the Company that could limit its ability to respond to market conditions or to take advantage of acquisitions or other business opportunities.

        The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the anticipated acquisitions of LaJobi and CoCaLo. The Company anticipates that such amendment will be consummated by early April 2008, although there can be no assurance that either acquisition or such amendment will be consummated.

        The Company has entered into certain transactions with certain parties who are considered related parties, and these transactions are disclosed in Note 14 of Notes to Consolidated Financial Statements and Item 13, "Certain Relationships and Related Transactions and Director Independence."

Contractual Obligations

        The following table summaries the Company's significant known contractual obligations as of December 31, 2007 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Operating Lease Obligations(1)	$44,815	$7,309	$6,643	$5,977	$5,290	$5,301	$14,295
Capitalized Leases	$687	$232	$276	$179	$—	$—	$—
Purchase Obligations(2)	$35,742	$35,742	$—	$—	$—	$—	$—
Debt Repayment Obligations(3)	$43,500	$11,500	$14,500	$15,000	$2,500	$—	$—
Interest on Debt Repayment Obligations(5)	$5,900	$2,900	$2,000	$900	$100	$—	$—
Earnout Consideration(4)	$3,622	$3,622	$—	$—	$—	$—	$—
Royalty Obligations	$4,248	$2,408	$1,763	$77	$—	$—	$—

Total Contractual Obligations	$138,514	$63,713	$25,182	$22,133	$7,890	$5,301	$14,295

(1)
See Note 15 of Notes to Consolidated Financial Statements.

(2)
The Company's purchase obligations consist primarily of purchase orders for inventory.

(3)
Reflects repayment obligations under the Infantline Credit Agreement. See Note 8 of Notes to Consolidated Financial Statements for a description of the Infantline Credit Agreement, including provisions that create, increase and/or accelerate obligations thereunder. Excludes revolving loan facilities which expire on March 14, 2011. At December 31, 2007 there was approximately $15.5 million borrowed under the Infantline Revolving Loan and approximately $7.8 million borrowed under the Giftline Revolver.

(4)
This balance was paid in January 2008.

(5)
This amount reflects estimated interest payments on the long-term debt repayment obligation calculated using an interest rate range of 7.5%-8.5% and current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. See "Anticipated Acquisitions" above regarding an anticipated increase in long-term debt.

  Of the total income tax payable of $11.3 million, the Company has classified $1.9 million as current, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability. These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements

        The Company has obligations under certain letters of credit that contingently require the Company to make payments to guaranteed parties upon the occurrence of specified events. See Note 8 of Notes to Consolidated Financial Statements for further descriptions of the Company's letters of credit. There have not been any draws under any of the foregoing obligations, although there can be no assurance that no such draws will be required in the future.

Critical Accounting Policies

        The SEC has issued disclosure advice regarding "critical accounting policies", defined as accounting policies that management believes are both most important to the portrayal of the Company's financial condition and results and require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

        Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. Except as discussed below with respect to the MAM Agreement, there have been no material changes to the Company's significant accounting estimates, assumptions or the judgments affecting the application of such estimates and assumptions during 2007. The Company's significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ from those estimates under different assumptions or conditions.

        Note 2 of Notes to Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of the Company's consolidated financial statements. The following, however, is a discussion of those accounting policies which management considers being "critical" within the SEC definition discussed above.

Accounts Receivable Allowances

        Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. The Company does not have any off-balance sheet credit exposure related to its customers.

Revenue Recognition

        The Company recognizes revenue when title and risk of loss has passed to its customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable, and collectibility is reasonably assured.

Inventory Reserves

        The Company values inventory at the lower of cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records inventory at the lower of cost or market based primarily on the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item.

Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. If such actual future cash flows are less than the estimated future cash flows, certain of the Company's long-lived assets could be impaired.

        Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently in the event of a triggering event indicating that an impairment may exist. The Company's annual impairment testing is performed in the fourth quarter. Sassy has operated under a distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the "MAM Agreement") prior to and after its acquisition by the Company in 2002. During the third quarter of fiscal 2007, due to the adverse impact of foreign exchange rates, the Company performed an analysis of the value of this agreement. In connection with such analysis and the preparation of the Company's financial statements for the three and nine months ended September 30, 2007, the Company concluded that an impairment charge was required under generally accepted accounting principles relating to the value of the MAM Agreement. Based upon the fair values derived using a discounted cash flows analysis, an impairment charge of $3.6 million was recorded in the Company's infant and juvenile segment in the Company's consolidated statements of operations for the three and nine months ended September 30, 2007. In addition, during the third quarter of 2007, the Company determined that the MAM Agreement was a finite-lived asset and, as such, would be amortized over an 8.5 year life. In connection with such determination, the Company recorded $200,000 as amortization expense in each of the third and fourth quarters of 2007.

        Based on several factors, including the views of the Company's new chief executive officer (in consultation with senior management), the inability to obtain concessions from MAM during discussions in December 2007, the decreasing profitability of the products sold under the MAM Agreement and specified restrictions contained therein limiting the Company's ability to enter into competitive product categories, the Company exercised its right to terminate the MAM Agreement, effective as of March 26, 2008. As a result of such termination, the Company recorded an additional impairment charge of $6.4 million for the fiscal year ended December 31, 2007 (for a total impairment charge of $10.0 million during 2007 which has been recorded in cost of sales of the infant and juvenile segment), reflecting the write-off of the remaining intangible assets related to the MAM Agreement. See "Item 1. Business" under the section captioned "Copyrights, Trademarks, Patents and Licenses" and Note 4 for further detail with respect to the MAM Agreement.

Accrued Liabilities and Deferred Tax Valuation Allowances

        The preparation of the Company's Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, tax exposures and valuation allowances for deferred tax assets. The settlement of the actual liabilities could differ from the estimates included in the Company's consolidated financial statements. The Company's valuation allowances for its deferred tax assets could change if the Company's estimate of future taxable income changes.

Accounting Standards Adopted During 2007

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertain tax positions. FIN 48 requires we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on the technical merits of the position. We adopted FIN 48 on January 1, 2007. For a complete discussion of FIN 48 please see Note 12—Income Taxes in the accompanying notes to consolidated financial statements.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company's year beginning January 1, 2009. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its consolidated financial statements of SFAS No. 159.

Forward-Looking Statements

        This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, "anticipate", "project", "believe", "expect", "intend", "may", "planned", "potential", "should", "will" or "would". The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, expenses, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, "Risk Factors."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk primarily from changes in interest rates and foreign currency exchange rates.

Interest Rate Changes

        Debt.    The interest applicable to the loans under the 2006 Credit Agreements is based upon the LIBOR Rate and the Base Rate (each as defined in the 2006 Credit Agreements). At December 31, 2007, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase the Company's interest expense by approximately

$700,000 annually. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the interest rate applicable to the Company's senior bank facilities.

Foreign Currency Exchange Rates

        At December 31, 2007 and 2006, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, the Company's income before income taxes would decrease by approximately $65,000 in 2007. Additional information required for this Item is included in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements. See also Item 1A, "Risk Factors—Currency exchange rate fluctuations could increase our expenses."

        We are exposed to market risk associated with foreign currency fluctuations. We periodically enter into foreign currency forward exchange contracts as part of our overall financial risk management policy, but do not use such instruments for speculative or trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Russ Berrie and Company, Inc.:

        We have audited the accompanying consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedules "Schedule I—Condensed Financial Information of Registrant," and "Schedule II—Valuation and Qualifying Accounts." We also have audited Russ Berrie and Company, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Russ Berrie and Company, Inc.'s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Russ Berrie and Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Notes 2, 12 and 17 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007 and Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" on January 1, 2006.

/s/ KPMG LLP
Short Hills, New Jersey
April 1, 2008

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$21,925	$11,526
Accounts receivable—trade, less allowances of $2,289 in 2007 and $1,402 in 2006	64,544	55,976
Inventories, net	59,069	48,026
Prepaid expenses and other current assets	3,137	12,025
Income tax receivable	663	2,200
Deferred income taxes	1,619	2,331

Total current assets	150,957	132,084
Property, plant and equipment, net	13,093	13,993
Goodwill	120,777	89,242
Intangible assets	51,172	61,600
Restricted cash	916	824
Deferred income taxes	897	957
Other assets	4,163	5,067

Total assets	$341,975	$303,767

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$11,500	$9,000
Short-term debt	23,344	21,832
Accounts payable	19,822	16,286
Accrued expenses	31,289	24,056
Income taxes payable	1,869	15,038

Total current liabilities	87,824	86,212
Income taxes payable long-term	9,406	—
Deferred income taxes	3,736	160
Long-term debt, excluding current portion	32,000	23,500
Other long-term liabilities	4,370	3,231

Total liabilities	137,336	113,103

Commitments and contingencies
Shareholders' equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 and 26,712,780 shares at December 31, 2007 and 2006, respectively	2,674	2,673
Additional paid in capital	90,844	91,836
Retained earnings	200,228	191,320
Accumulated other comprehensive income	16,976	14,985
Treasury stock, at cost, 5,428,137 and 5,636,284 shares at December 31, 2007 and 2006, respectively	(106,083)	(110,150)

Total shareholders' equity	204,639	190,664

Total liabilities and shareholders' equity	$341,975	$303,767

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(Dollars in Thousands)

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Thousands, Except Per Share Data)

	2007	2006	2005
Net sales	$331,173	$294,769	$290,031
Cost of sales	205,792	176,666	173,712

Gross profit	125,381	118,103	116,319
Selling, general and administrative expenses	110,152	111,961	124,308

Operating income (loss)	15,229	6,142	(7,989)
Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(4,947)	(10,356)	(15,454)
Interest and investment income	607	566	855
Other, net	963	10	(326)

	(3,377)	(9,780)	(14,925)

Income (loss) before income tax provision	11,852	(3,638)	(22,914)
Income tax provision	2,944	5,798	12,185

Net income (loss)	$8,908	$(9,436)	$(35,099)

Net income (loss) per share:
Basic	$0.42	$(0.45)	$(1.69)

Diluted	$0.42	$(0.45)	$(1.69)

Weighted average shares:
Basic	21,130,000	20,876,000	20,825,000

Diluted	21,215,000	20,876,000	20,825,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in Thousands)

						Accumulated Other Comprehensive Income/(Loss)
	Total	Common Stock Shares Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Net Unrealized Gain/(Loss) on Forward Exchange Contracts/ Marketable Securities	Treasury Stock
Balance at December 31, 2004	234,516	26,461	2,648	88,693	237,937	15,746	(358)	(110,150)
Comprehensive loss:
Net loss	(35,099)		—	—	(35,099)	—	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(3,898)		—	—	—	(3,898)	—	—
Unrealized gain on forward exchange contracts	358		—	—	—	—	358	—

Comprehensive loss	(38,639)

Share transactions under stock plans (11,497 shares)	59	11	1	58	—	—	—	—
Cash dividends ($0.10 per share)	(2,082)		—	—	(2,082)	—	—	—

Balance at December 31, 2005	193,854	26,472	2,649	88,751	200,756	11,848	—	(110,150)
Comprehensive loss:
Net loss	(9,436)		—	—	(9,436)	—	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	3,137		—	—	—	3,137	—	—

Comprehensive loss	(6,299)

Share transactions under stock plans (240,524 shares)	2,907	241	24	2,883	—	—	—	—
Share-based compensation	202		—	202	—	—	—	—

Balance at December 31, 2006	190,664	26,713	2,673	91,836	191,320	14,985	—	(110,150)
Comprehensive income:
Net income	8,908				8,908
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,991					1,991

Comprehensive income	10,899

Share transactions under stock plans (223,147 Shares)	2,890	15	1	(1,178)				4,067
Share-based compensation	186			186

Balance at December 31, 2007	$204,639	26,728	$2,674	$90,844	$200,228	$16,976	$—	$(106,083)

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in Thousands)

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$8,908	$(9,436)	$(35,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,822	5,288	6,834
Amortization and write-off of deferred financing costs	655	3,146	6,026
Provision for accounts receivable allowance and other	1,686	700	(131)
Provision for note receivable allowance	940	—	—
Impairment of intangible asset	10,000	—	—
Provision for inventory reserve	5,533	3,425	5,072
Deferred income taxes	4,348	(7,212)	11,462
Share-based compensation expense	186	202	—
Other	136	591	432
Change in assets and liabilities:
Restricted cash	(2)	(11)	14,880
Accounts receivable	(9,170)	(3,080)	17,538
Income tax receivable	2,819	(59)	8,380
Inventories	(15,480)	5,636	(14,398)
Prepaid expenses and other current assets	8,081	638	(238)
Other assets	(666)	700	3,739
Accounts payable	1,008	(3,077)	5,843
Accrued expenses	6,011	(1,856)	(9,678)
Income taxes payable	(3,521)	10,787	(38)

Total adjustments	18,386	15,818	55,723

Net cash provided by operating activities	27,294	6,382	20,624

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	2,577	16,336
Capital expenditures	(4,239)	(4,357)	(1,190)
Payment of Kids Line, LLC earnout consideration	(28,449)	—	(29)

Net cash (used in) provided by investing activities	(32,688)	(1,780)	15,117

Cash flows from financing activities:
Proceeds from issuance of common stock	2,890	2,907	59
Dividends paid to shareholders	—	—	(2,082)
Issuance of long-term debt	20,000	60,000	53,000
Payments of long-term debt	(9,000)	(104,016)	(133,407)
Net borrowings on revolving credit facility	1,512	21,832	31,924
Payment of deferred financing costs	—	(3,009)	(3,796)

Net cash provided by (used in) financing activities	15,402	(22,286)	(54,302)
Effect of exchange rate changes on cash and cash equivalents	391	543	(871)

Net increase (decrease) in cash and cash equivalents	10,399	(17,141)	(19,432)
Cash and cash equivalents at beginning of year	11,526	28,667	48,099

Cash and cash equivalents at end of year	$21,925	$11,526	$28,667

Cash paid during the year for:
Interest	$4,206	$5,692	$9,426
Income taxes	$1,500	$2,679	$2,455
Supplemental cashflow information:
Goodwill from Earnout Consideration	$3,622	—	—
Equipment financed by Capital lease obligations	$455	—	—

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 1—Description of Business

        Russ Berrie and Company, Inc. and subsidiaries (the "Company") is a leading designer, importer, marketer and distributor of infant and juvenile and gift consumer products. The Company currently operates in two segments: (i) its infant and juvenile segment and (ii) its gift segment.

        The Company's infant and juvenile segment, which currently consists of Sassy, Inc. ("Sassy") and Kids Line LLC ("Kids Line"), designs, manufactures through third parties and markets products in a number of categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States, through national accounts and independent retailers, including toy, specialty, food, drug, apparel and other retailers, military post exchanges and other venues.

        The Company's gift segment designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company's domestic and international wholly-owned subsidiaries and independent distributors. The Company's gift products are sold directly to retail customers in the United States and certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, department stores, food stores, military post exchanges and internet companies. In recent years, the gift segment has also expanded its distribution to national accounts.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, after elimination of inter-company accounts and transactions.

Business Combinations

        The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires that the purchase method of accounting be used, and that certain other intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged.

Revenue Recognition

        The Company recognizes revenue when title and risk of loss has passed to its customer, when persuasive evidence of a sales arrangement exists, the selling price is fixed and determinable, and collectibility is reasonably assured.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 2—Summary of Significant Accounting Policies (Continued)

Cost of Sales

        The most significant components of cost of sales are cost of the product, including inbound freight charges, duty, packaging and display costs, labor, depreciation, any inventory adjustments, purchasing and receiving costs, product development costs and quality control costs.

Advertising Costs

        Production costs for advertising are charged to operations in the year the related advertising campaign begins. All other advertising costs are charged to operations during the year in which they are incurred. Advertising costs for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $3.6 million, $584,000, and $641,000 respectively.

Fair Value of Financial Instruments

        Pursuant to SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", the Company has estimated that the carrying amount of accounts receivable, accounts payable and accrued expenses approximates fair value. The carrying value of the Company's short-term and long-term debt approximates fair value as the debt bears interest at a variable market rate.

Cash and Cash Equivalents

        Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and approximate fair market value.

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. The Company does not have any off-balance sheet credit exposure related to its customers.

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 2—Summary of Significant Accounting Policies (Continued)

Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Equipment under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter. Costs of internal use software and other related costs under certain circumstances are capitalized. External direct costs of materials and services related to the application development stage of the project are also capitalized. Such capitalized costs are amortized over a period of one to five years commencing when the system is placed in service. Training and travel costs related to systems implementations are expensed as incurred.

        Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred and the related cost and accumulated depreciation removed from the respective accounts.

Restricted Cash

        Restricted cash classified as a long-term asset on the accompanying balance sheet at December 31, 2007 and 2006 represents cash collateral related to a long-term lease.

Impairment of Long-Lived Assets

        The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value as determined by an estimate of discounted future cash flows.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

        As of December 31, 2007, all of the Company's goodwill, and all of the Company's indefinite life intangibles except for the APPLAUSE® trade name, relate to the purchase of Sassy, Inc. in 2002 and Kids Line LLC in 2004, which together comprised the Company's infant and juvenile segment (see Note 20). The Company tests goodwill for impairment on an annual basis as of its year end. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 2—Summary of Significant Accounting Policies (Continued)

change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting units' fair value is compared to its carrying value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. There was no goodwill impairment in 2007, 2006 and 2005.

        Intangible assets with indefinite lives other than goodwill are tested annually for impairment and the appropriateness of the indefinite life classification, or more often if changes in circumstances indicate that the carrying amount may not be recoverable. In testing for impairment, if the carrying amount exceeds the fair value of the assets, an impairment loss is recorded in the amount of the excess. The Company uses a present value analysis to estimate the fair value. An aggregate impairment charge of $10.0 million was recorded in the Company's consolidated statements of operations for 2007 with respect to the MAM Agreement (see Note 4 for details with respect to the breakdown of such impairment charges).

        Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

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

Accounting for Income Taxes

        We establish accruals for tax contingencies when, notwithstanding the reasonable belief that our tax return positions are fully supported, we believe that certain filing positions are likely to be challenged and moreover, that such filing positions may not be fully sustained. Prior to the issuance of FIN 48, all uncertain income tax positions were accounted for under FASB Statement 5, Accounting for Contingencies ("SFAS 5"). We adopted FIN 48 in January 2007, which provides that recognition of a tax benefit from an uncertain tax position will only be recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We continually evaluate our uncertain tax positions and will adjust such amounts in light of changing facts and circumstances all within accordance of the provisions of FIN 48 including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 2—Summary of Significant Accounting Policies (Continued)

period of resolution. Our accruals for gross uncertain tax positions are presented in the balance sheet within income taxes payable for current items and other noncurrent liabilities for long-term items.

        The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," as disclosed in Note 12. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established where expected future taxable income, the reversal of deferred tax liabilities and development of tax strategies does not support the realization of the deferred tax asset.

        The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.

Earnings Per Share

        The Company presents both basic and diluted earnings per share in the Consolidated Statements of Operations in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share ("EPS") are calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (stock options) using the treasury stock method, except when the effect would be anti-dilutive. As of December 31, 2007, the Company had 594,382 stock options outstanding that were included in the computation of diluted EPS. As of December 31, 2007, 2006 and 2005, the Company had 1,181,035, 1,516,740 and 1,769,238 stock options outstanding, respectively, that were excluded from the computation of diluted EPS in that they would be anti-dilutive due to their exercise price exceeding the average market price in 2007, or the loss the Company incurred in 2006 and 2005 (see Note 13).

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

Accounting for Forward Exchange Contracts

        The Company enters into forward exchange contracts to hedge the effects of foreign currency on inventory purchases. In 2007, 2006 and 2005, the Company accounted for its forward exchange contracts as an economic hedge, with subsequent changes in the forward exchange contract's fair value recorded as foreign currency gain (loss), included in other income (expense).

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 2—Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

        At December 31, 2007, the Company had share-based employee compensation plans which are described more fully in Note 17. On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their grant date fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Therefore, the financial statements for prior years have not been restated. Prior to January 1, 2006, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, for 2005, no compensation cost was recognized for the options granted under the Company's stock plans or otherwise, except for the effect of Financial Accounting Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" related to options repriced in 2000, the effect of which was immaterial in 2007, 2006 and 2005.

        On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," that provides an elective alternative transition method to paragraph 81 of SFAS 123R of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "hypothetical APIC Pool"). The Company has elected to use the alternative short-cut method to compute the hypothetical APIC pool, as permitted by FSP 123R-3.

        Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company's Common Stock at the close of business on December 28, 2005 ("Underwater Options") which had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options (to purchase approximately 1,497,000 shares of the Company's common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005. Of the options accelerated, approximately 120,000 options were held by non-employee directors, approximately 868,000 were held by officers of the Company and the balance were held by other employees of the Company. Because the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25 prior to January 1, 2006, and because these options were priced above the then current market price, the acceleration of vesting of these options did not require accounting recognition in the Company's financial statements. The options were accelerated to reduce the financial statement expense impact in 2006 and beyond. Management believes that accelerating the vesting of these options prior to the adoption of the new accounting standard resulted or will result in the Company not being required to recognize compensation expense in 2006 in the amount of approximately $1.6 million (pre-tax) and in subsequent years through 2010 of approximately an aggregate of $3.7 million (pre-tax).

        As a result of the aforementioned, the effect of the provisions of SFAS No. 123R on the Company's 2006 and 2007 consolidated financial statements relate only to (i) the equity grants made in 2006 and 2007 and (ii) the Company's employee stock purchase plan (see note 17) which, in the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 2—Summary of Significant Accounting Policies (Continued)

aggregate, resulted in a charge to compensation expense of $154,000 and $202,000 during 2007 and 2006, respectively.

        During the year ended December 31, 2007, there were 170,675 shares of restricted stock issued under the 2004 Option Plan. As a result of these grants, a charge to compensation expense of approximately $32,000 was made in 2007. No charge to compensation expense was made in 2006 or 2005.

        Had compensation cost for the Company's stock options been determined based on the fair value recognition provisions of SFAS No. 123 at the grant date for 2005, the Company's pro forma net loss and related per share amounts would have been as set forth below (in thousands, except per share data):

2005
Net loss—as reported	$(35,099)
Deduction for stock-based compensation expense—pro forma	3,063

Net loss—pro forma	$(38,162)
Net loss per share (basic)—as reported	$(1.69)
Net loss per share (basic)—pro forma	$(1.83)
Net loss per share (diluted)—as reported	$(1.69)
Net loss per share (diluted)—pro forma	$(1.83)

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company's fiscal year beginning January 1, 2009. However, on February 12, 2008, the FASB issued FASB Staff position (FSB) 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated statements.

        In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at a fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its consolidated financial statements of adopting SFAS No. 159.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2007 consolidated financial statement presentation.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 3—2004 Acquisition

        In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the "Purchase"), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the "Purchase Agreement"). At closing, the Company paid approximately $130.6 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement included the potential payment of contingent consideration (the "Earnout Consideration"). The Earnout Consideration was equal to 11.724% of the Agreed Enterprise Value (described below) of Kids Line as of the last day of the Measurement Period (the three year period ended November 30, 2007). The Agreed Enterprise Value was the product of (i) Kids Line's EBITDA during the twelve (12) months ended November 30, 2007 and (ii) the applicable multiple as set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the total amount of additional consideration was $32.1 million of which 90% ($28.5 million) was paid in December 2007, and $3.6 million (see Note 9 of Notes to Consolidated Financial Statements) was paid in January 2008. The amount of the Earnout Consideration was charged to goodwill. The Company financed the Earnout Consideration by drawing down upon the Term Loan reborrowing commitment and short term borrowings which were available pursuant to the Infantline Credit Agreement (described in Note 8).

Note 4—Goodwill and Intangible Assets

        As of December 31, 2007 all of the Company's goodwill is in the infant and juvenile segment and resulted from the acquisition of Kids Line, LLC in 2004, and as increased during 2007 as discussed in Note 3 above, and Sassy in 2002. There was no change in the carrying value of Goodwill during the year ended December 31, 2006.

        Changes in the carrying amount of goodwill during the year ended December 31, 2007 are as follows:

(in thousands)
Goodwill at December 31, 2006	$89,242
Net increase in I & J Segment	31,535

Goodwill at December 31, 2007	$120,777

        As of December 31, 2007 the components of intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	December 31, 2007	December 31, 2006
MAM distribution agreement and relationship	—	$0	$10,400
Sassy trade name	Indefinite life	7,100	7,100
Applause trade name	Indefinite life	7,646	7,646
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
Other intangible assets	4.4 years	26	54

Total intangible assets		$51,172	$61,600

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 4—Goodwill and Intangible Assets (Continued)

        Other intangible assets as of December 31, 2007 include the Kids Line and Sassy non-compete agreements, which are being amortized over four and five years, respectively, and a patent. Amortization expense was $429,000, $29,000 and $295,000 in 2007, 2006 and 2005, respectively. Estimated amortization expense for the fiscal years ending December 31, 2008 to December 31, 2009 is $18,000 in 2008 and $8,000 in 2009, respectively.

        Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently in the event of a triggering event indicating that an impairment may exist. The Company's annual impairment testing is performed in the fourth quarter. Sassy has operated under a distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the "MAM Agreement") prior to and after its acquisition by the Company in 2002. During the third quarter of fiscal 2007, due to the adverse impact of foreign exchange rates, the Company performed an analysis of the value of this agreement. In connection with such analysis and the preparation of the Company's financial statements for the three and nine months ended September 30, 2007, the Company concluded that an impairment charge was required under generally accepted accounting principles relating to the value of the MAM Agreement. Based upon the fair values derived using a discounted cash flows analysis, an impairment charge of $3.6 million was recorded in the Company's infant and juvenile segment in the Company's consolidated statements of operations for the three and nine months ended September 30, 2007. In addition, during the third quarter of 2007, the Company determined that the MAM Agreement was a finite-lived asset and, as such, would be amortized over an 8.5 year estimated remaining useful life. In connection with such determination, the Company recorded $200,000 as amortization expense in each of the third and fourth quarters of 2007.

        Based on several factors, including the views of the Company's new chief executive officer (in consultation with senior management), the inability to obtain concessions from MAM during discussions in December 2007 the decreasing profitability of the products sold under the MAM Agreement and specified restrictions contained therein limiting the Company's ability to enter into competitive product categories, the Company recognized an impairment charge and exercised its right to terminate the MAM Agreement, effective as of March 26, 2008. As a result of such termination, the Company recorded an additional impairment charge of $6.4 million for the fiscal year ended December 31, 2007 (for a total impairment charge of $10.0 million during 2007 which was recorded in cost of sales of the infant and juvenile segment), reflecting the write-off of the remaining intangible asset related to the MAM Agreement. See "Item 1. Business" under the section captioned "Copyrights, Trademarks, Patents and Licenses" for further detail with respect to the MAM Agreement.

Note 5—Financial Instruments

Foreign Currency Forward Exchange Contracts

        Certain of the Company's subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At December 31, 2007, the Company's forward contracts had expiration dates which ranged from one to twelve months.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 5—Financial Instruments (Continued)

        At December 31, 2007 and 2006, an unrealized gain of $209,000 and $14,000, respectively, relating to forward contracts is included in accrued expenses in the Consolidated Balance Sheets.

        The Company had forward contracts to exchange British pounds sterling, Canadian dollars and Australian dollars for United States dollars with notional amounts of approximately $9.7 million and $5.9 million as of December 31, 2007 and 2006, respectively. The Company had forward contracts to exchange United States dollars to Euros with notional amounts of approximately $2.8 million and approximately $2.3 million as of December 31, 2007 and 2006, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

Concentrations of Credit Risk

        As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution.

        The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Toys "R" Us, Inc. and Babies "R" Us, Inc. in the aggregate accounted for approximately 25% and 20% of the consolidated net sales of the Company for 2007 and 2006, respectively, and approximately 50% and 39% of the net sales of the infant and juvenile segment for 2007 and 2006, respectively. The loss of this customer, or a significant reduction in the volume of business conducted with such customer, could have a material adverse impact on the Company. The Company's infant and juvenile segment is dependent on several other large customers, the loss of one or more of which could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales. See Item 1A, "Risk Factors."

Note 6—Inventory Reserves

        The Company values inventory at the lower of cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records inventory at the lower of cost or market based primarily on the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. At December 31, 2007 and 2006, the balance of the inventory reserve was approximately $6.3 million and $8.3 million, respectively. During 2006 and 2005, as a result of the domestic gift restructuring plan, the Company recorded an inventory write-down of $1.2 and $4.2 million (pretax), respectively.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 7—Property, Plant and Equipment

        Property, plant and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Land	$690	$690
Buildings	2,120	2,070
Machinery and equipment	43,606	40,737
Furniture and fixtures	3,884	3,472
Leasehold improvements	10,716	10,848
Construction in Progress	1,057	219

	62,073	58,036
Less Accumulated depreciation and amortization	(48,980)	(44,043)

	$13,093	$13,993

        Depreciation expense was approximately $5.4 million, $5.3 million and $6.8 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 8—Debt

        In connection with the Purchase of Kids Line in December 2004, the Company and certain of its subsidiaries entered into a financing agreement (the "Financing Agreement"). The Financing Agreement consisted of a term loan in the original principal amount of $125.0 million which was scheduled to mature on November 14, 2007 (the "2004 Term Loan"). The Company used the proceeds of the 2004 Term Loan to substantially finance the Purchase and pay fees and expenses related thereto. The 2004 Term Loan was repaid in full and the Financing Agreement was terminated in connection with the execution of a $105.0 million credit facility with LaSalle Bank as Agent (the "2005 Credit Agreement") and the 2005 Canadian Credit Agreement (defined below), as of June 28, 2005. There were no fees paid as a result of the early termination of the Financing Agreement. However, during 2005, in connection with the termination of the 2004 Term Loan, the Company wrote-off the remaining unamortized balance of approximately $4.8 million in deferred financing costs.

        In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company's senior financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the "LaSalle Refinancing"). In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the Infantline Credit Agreement defined below, which is part of the LaSalle Refinancing. The Company paid a fee of approximately $1.3 million in connection with the early termination of the 2005 Credit Agreement. In addition, in 2006, the Company wrote-off approximately $2.5 million in deferred financing costs in connection with the LaSalle Refinancing.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 8—Debt (Continued)

        As part of the LaSalle Refinancing, the Company formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift Inc. ("U.S. Gift") to which it assigned (the "Assignment") substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company's domestic gift business and its infant and juvenile business. The Assignment transaction reinforced the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct. There are no cross-default provisions between the Infantline Credit Agreement and Giftline Credit Agreement (which are described below).

        Long-term debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
Term Loan (Infantline Credit Agreement)	$43,500	$32,500
Less current portion	11,500	9,000

Long-term debt	$32,000	$23,500

        The aggregate maturities of long-term debt at December 31, 2007 are as follows (in thousands):

2008	$11,500
2009	14,500
2010	15,000
2011	2,500

Total	$43,500

        At December 31, 2007, there was approximately $15.5 million borrowed under the Infantline Revolving Loan and approximately $7.8 million borrowed under the Giftline Revolving Loan, all of which is classified as short-term debt.

The LaSalle Refinancing—Effective March 14, 2006

A. The Infantline Credit Agreement

        On March 14, 2006 (the "Closing Date"), as amended as of December 22, 2006 (discussed below), Kids Line, LLC ("KL"), and Sassy, Inc. ("Sassy", and together with KL, the "Infantline Borrowers"), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the "Agent"), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended, the "Infantline Credit Agreement"). Unless otherwise specified herein, capitalized terms used but undefined in this Note 8, Section A to the consolidated financial statements shall have the meanings ascribed to them in the Infantline Credit Agreement.

        The commitments under the Infantline Credit Agreement (the "Infantline Commitments") currently consist of (a) a $35.0 million revolving credit facility (the "Revolving Loan"), with a

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 8—Debt (Continued)

subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the "Term Loan"). The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflected the payoff of all amounts outstanding under the 2005 Credit Agreement and certain fees and expenses associated with the LaSalle Refinancing. As of December 31, 2007, the outstanding balance on the Revolving Loan was $15.5 million and the outstanding balance on the Term Loan was $43.5 million. As of December 31, 2007, the Company had availability under this Revolving Loan of $16.9 million and had a total of $0.9 million outstanding under its letter of credit facility. Mandatory Term Loan repayment obligations are as follows: $11.5 million in 2008, $14.5 million in 2009, $15.0 million in 2010; and $2.5 million in 2011.

        As a result of the LaSalle Refinancing, the obligation to pay the Earnout Consideration pursuant to the Kids Line acquisition (see Note 3) was no longer the obligation of RB, but the joint and several obligations of the Infantline Borrowers.

        As of December 22, 2006 the Infantline Credit Agreement was amended (the "First Amendment") to permit the repayment and subsequent reborrowing of up to $20 million under the Term Loan, which was intended to enable the Infantline Borrowers to continue to utilize cash flows expected to be generated from operations to repay debt until the Earnout Consideration became due.

        Pursuant to the First Amendment, the Infantline Borrowers borrowed $20 million under the Revolving Loan, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20 million of the Term Loan. The lenders agreed to provide an additional Term Loan reborrowing commitment (the "TR Commitment") of an aggregate maximum principal amount of $20 million, which amounts could only be reborrowed during specified periods and only to fund the payment of the Earnout Consideration. Pursuant to the First Amendment, the Infantline Borrowers paid a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.

        In December 2007, the Infantline Borrowers paid $28.5 million of the Earnout Consideration, which amount was financed by drawing on the TR Commitment of $20 million and drawing an additional $8.5 million on the Infantline Revolving Loan. The remaining portion of the Earnout Consideration ($3.6 million) was paid in January of 2008, also through a draw on the Infantline Revolving Loan.

        The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin ranges from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans. The applicable interest rate margins as of December 31, 2007 were: 1.75% for LIBOR Loans and 0.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2007 were as follows:

	At December 31, 2007
	LIBOR Loans	Base Rate Loans
Infantline Revolver	6.61%	7.25%
Infantline Term Loan	6.92%	7.25%

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 8—Debt (Continued)

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

        The principal of the Term Loan will be repaid in installments as follows: (a) $0.75 million on the last day of each calendar month for the period commencing March 2006 through and including February 2008, ($9.0 million in 2007), (b) $1.0 million on the last day of each calendar month for the period commencing March 2008 through and including February 2009 and (c) $1.25 million on the last day of each calendar month for the period commencing March 2009 through and including February 2011. A final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Infantline Revolver) is due and payable on March 14, 2011, in each case subject to customary early termination provision (without any prepayment penalty) in accordance with the terms of the Infantline Credit Agreement.

        The Infantline Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances. Additionally, commencing in early 2008 with respect to fiscal year 2007, annual mandatory prepayments of the Term Loan shall be required in an amount equal to 50% of Excess Cash Flow for each fiscal year unless the Total Debt to EBITDA Ratio for such fiscal year was equal to or less than 2.00:1.00. For fiscal year ended 2007, no Excess Cash Flow payment was required.

        The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the "Infantline Financial Covenants"): (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation. In addition, upon the occurrence of an event of default under the credit agreement, including a failure to maintain compliance with the Infantline Financial Covenants, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable.

        As of December 31, 2007, the Company was in compliance with the financial covenants contained in the Infantline Credit Agreement.

        The Infantline Credit Agreement contains significant limitations on the ability of the Infantline Borrowers to distribute cash to Russ Berrie and Company, Inc. ("RB"), which became a corporate holding company by virtue of the Assignment, for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB's corporate overhead

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 8—Debt (Continued)

expenses, including a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses.

        To secure the obligations of the Infantline Borrowers to pay the Earnout Consideration, the Infantline Borrowers granted a subordinated lien on substantially all of their assets, on a joint and several basis, and RB granted a subordinated lien on the equity interests of each of the Infantline Borrowers to the Earnout Sellers Agent (as defined in the Infantline Credit Agreement). All such security interests and liens were subordinated to the senior indebtedness of the Infantline Borrowers arising under the Infantline Credit Agreement. As a result of the payment in full of the Earnout Consideration, all such subordinated security interests and liens were released as of February 29, 2008.

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

        The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. The Company anticipates that such amendment will be consummated by early April 2008, although there can be no assurance that either acquisition or such amendment will be consummated.

B. The Giftline Credit Agreement

        On March 14, 2006, as amended on April 11, 2006, August 8, 2006, December 28, 2006 and August 7, 2007, U.S. Gift and other specified wholly-owned domestic subsidiaries of the Company (collectively, the "Giftline Borrowers"), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the "Issuing Bank"), LaSalle Business Credit, LLC as administrative agent (the "Administrative Agent"), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the "Giftline Credit Agreement". Unless otherwise specified herein, capitalized terms used but undefined in this Note 8, Section B to the consolidated financial statements shall have the meanings ascribed to them in the Giftline Credit Agreement.

        Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the "Fourth Amendment"), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the "Giftline Revolver") in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all "Loans", "Specified Hedging Obligations" and the "Stated Amount" of all "Letters of

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 8—Debt (Continued)

Credit" outstanding or requested but not yet funded under the Canadian Loan Agreement. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of December 31, 2007, the outstanding balance on the Giftline Revolver was $7.8 million, there was no outstanding balance on the Canadian Revolving Loan (see Section 1.C below), and there was $1.2 million utilized under the Canadian sub-facility for letters of credit. At December 31, 2007, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $5.7 million.

        All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

        The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company's option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the "Third Amendment"), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of December 31, 2007 were 2.25% for LIBOR Loans and 0.25% for Base Rate Loans. As of December 31, 2007, the interest rate was 7.25% for the one outstanding Base Rate loan ($3.8 million) and 7.17% for one outstanding LIBOR loan ($4.0 million).

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

        Receivable and disbursement bank accounts of the Giftline Borrowers are required to be with the Administrative Agent or its affiliates, and cash in such accounts is swept on a daily basis to pay down outstanding amounts under the Giftline Revolver.

        The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. The Giftline Credit Agreement originally contained the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending September 30, 2006. The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 8—Debt (Continued)

Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date. The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any month, may not be less than 1.1:1.0. This covenant is only applicable, however, if during the three month period then ending on such date of determination (the "Test Period") Revolving Loan Availability (defined above) was less than $3.5 million for any three (3) consecutive business day period (the "Test Condition"). If compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition. As of December 31, 2007, the Company was in compliance with the financial covenants contained in the Giftline Credit Agreement.

        In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified inactive subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of in-transit inventory which may be deemed "Eligible Inventory" under specified circumstances from $3.0 million to $8.0 million.

        The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying RB's corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to reimburse for its allocable portion of corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter. The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result therefrom and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver. The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.

        In order to secure the obligations of the Giftline Borrowers, the Giftline Borrowers pledged and have granted security interests to the Administrative Agent in substantially all of their existing and future personal property, and each Giftline Borrower guaranteed the performance of the other Giftline Borrowers under the Giftline Credit Agreement. In addition, RB provided a limited recourse guaranty of the obligations of the Giftline Borrowers under the Giftline Credit Agreement. This guarantee is secured by a lien on the assets intended to be assigned to U.S. Gift pursuant to the Assignment. RB also pledged 100% of the equity interests of each of the Giftline Borrowers and 65% of its equity interests in certain of its First Tier Foreign Subsidiaries to the Administrative Agent (the "Giftline Pledge Agreement"). The Giftline Pledge Agreement contains substantially similar limitations on the activities of RB as is set forth in the Infantline Pledge Agreement.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 8—Debt (Continued)

C. Canadian Credit Agreement

        As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company's Canadian subsidiary, Amram's Distributing Ltd. ("Amrams"), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the "Canadian Credit Agreement"), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the "Canadian Revolving Loan"). RB executed an unsecured Guarantee (the "Canadian Guarantee") to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement. There were no borrowings under the Canadian Revolving Loan as of December 31, 2007.

        The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin. As of December 31, 2007, there were no Base Rate or Libor Loans outstanding.

U.K. Accounts Receivable, Trade

        On December 30, 2005, Russ Berrie (U.K.) Limited ("Russ UK") entered into a Framework Agreement ("the A/R Agreement") with Barclays Bank PLC ("Barclays"), pursuant to which Russ UK sold to Barclays all existing and future accounts receivable created during the term of the A/R Agreement, subject to an aggregate maximum facility limit of £6.0 million (approximately $10.2 million) outstanding at any time. For each transaction at the election of the Company, Barclays would advance to Russ UK 75% of the value of the eligible accounts receivable, subject to reduction under certain circumstances and applicable reserves, in advance of their due dates. The remaining portion of the accounts receivable sold, including the full amount of any receivables not eligible for advance, less fees and expenses owing to Barclays, would be paid to Russ UK upon collection of the related receivable. The amount due from Barclays, which was included in prepaid expenses and other current assets as of December 31, 2006, was $6.9 million. The term of the A/R Agreement was one year with automatic renewals for additional one year periods unless either party provided advance notice of its intention to terminate. This agreement was terminated March 31, 2007.

Russ Berrie (UK) Limited Business Overdraft Facility

        On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the "Facility") with National Westminster Bank PLC (the "Bank") and The Royal Bank of Scotland plc ("RBS"), acting as agent for the Bank. The Facility, as amended, consists of a maximum credit line of £1.5 million. Interest is charged on amounts outstanding under the Facility at an annual rate of 1.5%

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 8—Debt (Continued)

over the Bank's Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit. The Facility replaced the Framework Agreement with Barclays Bank Plc described above, which was terminated as of March 31, 2007. The Facility, like the Framework Agreement facility, was established to assist in meeting the working capital requirements of Russ Berrie UK Limited. As of December 31, 2007, there were no borrowings outstanding under the facility.

Note 9—Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Payroll and incentive compensation	$7,853	$5,578
Rebates	4,468	4,184
Earnout Consideration	3,622	0
Other(a)	15,346	14,294

Total	$31,289	$24,056

    (a)—No item exceeds five percent of current liabilities.

Note 10—Restructuring and Related Costs

        During 2007, the Company recorded $192,000 for severance costs for its gift employees, which is reflected in the table below. In addition, during 2007, the Company recorded: i) a charge of $2.9 million (not reflected in the table below) for severance related to the departure of the Company's former Chief Executive Officer, which will be paid in fiscal years 2008 and 2009, and for foreign statutory severance requirements; ii) charges of approximately $1.1 million in connection with the closure of one of its showrooms for the gift segment, additional inventory reserves and personnel costs, which are included in cost of sales and selling, general and administrative expenses, in connection with its foreign gift operations and iii) a charge of $0.9 million related to the writedown of a note receivable related to a divestiture for 2005. During 2006, the Company engaged in certain restructuring efforts with respect to its domestic gift business to reduce expenses, right-size the infrastructure consistent with current business levels, and re-align domestic gift operations to better meet the needs of different distribution channels. During the year ended December 31, 2006, the Company recorded a $4.2 million restructuring charge related to: (i) severance cost of employees at its Petaluma, California distribution center, which was closed; (ii) reduced sales staff in its U.S. gift segment; and (iii) a charge of $2.6 million related to down-sizing of its operations in Europe. The Company also incurred a charge of $1.3 million during 2006, which is included in selling, general and administrative expenses, in connection with the relocation of its distribution facility in the United Kingdom, primarily related to the write-off of fixed assets and moving costs.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 10—Restructuring and Related Costs (Continued)

        The Company reassesses the reserve requirements under its restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below (in thousands):

	Employee Separation	Facility Exit Cost	Total
Balance @ December 31, 2004	$3,935	$20	$3,955
2005 Provision	2,892	181	3,073
Less Payments	5,196	128	5,324
Additional Cost Incurred	100	58	158

Balance @ December 31, 2005	1,731	131	1,862
2006 Provision	4,224	—	4,224
Less Payments	4,914	66	4,980

Balance @ December 31, 2006	1,041	65	1,106
2007 Provision	192	—	192
Less Payments	1,155	65	1,220

Balance @ December 31, 2007	$78	$—	$78

Note 11—Barter Transaction

        During 2003, the Company entered into a barter transaction, exchanging inventory with a net book value of $1,192,000 for future barter credits to be utilized on future advertising, freight and other goods and services. Such credits were redeemable for a percentage of various goods and services purchased from certain vendors.

        The credits were recorded at the fair value of the inventory exchanged, in accordance with APB 29, "Accounting for Non-Monetary Transactions" and EITF 93-11 "Accounting for Barter Transactions," resulting in a pre-tax gain on this exchange of $491,000 which was recorded in the Company's Consolidated Statement of Operations, in 2003.

        In the fourth quarter of 2005, the Company evaluated the recoverability of such assets and determined that the likelihood of utilizing them was remote due to the lack of actual usage during 2005. Therefore, the Company wrote off the remaining value of the credits of $1,680,000 at December 31, 2005.

Note 12—Income Taxes

        The Company and its domestic subsidiaries file a consolidated Federal income tax return.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 12—Income Taxes (Continued)

        Income (loss) before income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
United States	$11,597	$1,945	$(22,633)
Foreign	255	(5,583)	(281)

	$11,852	$(3,638)	$(22,914)

        Income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current
Federal	$(2,551)	$10,292	$(1,275)
Foreign	1,105	1,121	1,924
State	42	1,597	74

	(1,404)	13,010	723

Deferred
Federal	3,825	(6,796)	10,460
Foreign	297	147	51
State	226	(563)	951

	4,348	(7,212)	11,462

	$2,944	$5,798	$12,185

        The current tax benefit is primarily related to a decrease in tax reserves associated with the expiration of the statute of limitations in various jurisdictions during 2007, partially offset by foreign tax expense on profitable operations in Australia and Hong Kong.

        In fiscal 2007, the Company recorded a federal deferred tax expense of approximately $2.5 million related to the deferred tax liability associated with tax amortization of intangible assets relating to the Kids Line, Sassy and Applause acquisitions. These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company's deferred tax assets. The Company has recorded valuation allowances against that portion of its deferred tax assets where management believes it is more likely than not that the Company will not be able to realize such deferred tax assets. The Company recorded a federal deferred tax expense of approximately $2.2 million to reflect an increase in the valuation allowance related to its Foreign Tax Credit carryforward. In fiscal 2007, the Company decreased its federal deferred tax liability by approximately $0.9 million related to the unrepatriated earnings of its foreign subs as the result of losses incurred in those foreign jurisdictions.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 12—Income Taxes (Continued)

        A reconciliation of the provision (benefit) for income taxes with amounts computed at the statutory Federal rate is shown below (in thousands):

	Years Ended December 31,
	2007	2006	2005
Tax at U.S. Federal statutory rate	$4,148	$(1,273)	$(8,020)
State income tax, net of Federal tax benefit	174	672	666
Foreign rate differences	(426)	758	(296)
Change in valuation allowance affecting income tax expense	(4,286)	5,357	13,771
Tax on foreign dividends	3,048	118	7,081
Other, net	286	166	(1,017)

	$2,944	$5,798	$12,185

        As of December 31, 2007, the Company had tax receivables of approximately $0.3 million related to overpayment of estimated taxes in Canada and Hong Kong, and a tax refund of approximately $0.3 million in France related to a net operating loss carryback. The Company had a United States federal income tax receivable of $1 million as of December 31, 2006 as a result of foreign tax credit carrybacks generated in the calendar year ended December 31, 2004. The Company received this refund during the first quarter of 2007. The Company also received refunds of approximately $1.1 million during 2007 related to its foreign operations in Canada, Europe and Hong Kong.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 12—Income Taxes (Continued)

        The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, were as follows (in thousands):

	December 31,
	2007	2006
Assets (Liabilities)
Deferred tax assets:
Inventory	$1,252	$2,421
Accruals / reserves	2,344	2,923
Foreign tax credit carryforward	11,638	13,115
Charitable contributions carryforwards	1,042	3,644
Prepaid expenses	—	1,699
Deferred gain on sale of building	863	726
State net operating loss carryforwards	2,317	2,285
Federal net operating loss carryforwards	—	3,678
Foreign net operating loss carryforwards	6,944	5,740
Intangible assets	2,591	—
Depreciation	866	826
Other	323	1,128

Gross deferred tax asset	30,180	38,185
Less: valuation allowance	(17,865)	(22,151)

Net deferred tax asset	12,315	16,034

Deferred tax liability:
Depreciation and amortization	(11,857)	(9,841)
Receivable from sale of business		(534)
Unrepatriated earnings of foreign subs	(1,632)	(2,485)
Other	(46)	(46)

	(13,535)	(12,906)

Total net deferred tax asset (liability)	$(1,220)	$3,128

        At December 31, 2007 and 2006, the Company has provided total valuation allowances of $17.9 million and $22.2 million, respectively, on those deferred tax assets for which management has determined that it is more likely than not that such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. The valuation allowance decreased $4.3 million in 2007 and increased $4.1 million in 2006. At December 31, 2007, the Company had deferred tax assets of approximately $6.9 million related to foreign net operating loss carryforwards aggregating approximately $23.4 million which expire at the earliest in 2019 with the balance of the carryforwards being indefinite. At December 31, 2007, the Company had deferred tax assets of approximately $2.3 million related to state net operating loss carryforwards primarily related to its operations in California, New Jersey and Minnesota which expire at the earliest in 2011.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 12—Income Taxes (Continued)

        Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries' undistributed earnings. At December 31, 2007 and 2006, the Company has recorded a deferred tax liability of $1.6 million and $2.5 million, respectively, related to the repatriation of its foreign subsidiaries' undistributed earnings that it is no longer treating as permanently reinvested due to the Company's recent history of repatriation of these earnings. The liability decreased related to foreign net operating losses incurred in its European operations. The Company has sufficient foreign tax credit carryforwards to offset this deferred tax liability.

        The Company adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company has not made any additional adjustments to its 2007 opening balance sheet related to the implementation of FIN 48, other than to reclassify the portion of its tax liabilities to non-current which the Company does not anticipate will settle, or for which the statute of limitations will not close in the next twelve months, and the Company has not made any adjustments to its opening retained earnings related to the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$14,731
Increases related to prior year tax positions	$3,394
Decreases related to prior year tax positions	$0
Increases related to current year tax positions/settlements	$0
Lapse of statue	$(4,731)
Balance at December 31, 2007	$13,394

        The above table includes interest and penalties of $0.6 million as of December 31, 2007, and interest and penalties of $0.6 million as of January 1, 2007. The Company has elected to record interest and penalties as an income tax expense. Included in the liability for unrecorded tax benefits as of December 31, 2007 are $3.9 million of unrecognized tax benefits that if recognized would impact the effective tax rate. The Company would seek competent authority relief in foreign jurisdictions to offset some or all of these recognized tax benefits. Also included in the liability for unrecorded tax benefits as of December 31, 2007 are $9.4 million of unrecognized tax benefits that, if recognized, would be offset by charitable contribution carryforwards, state NOL carryforwards, foreign tax credit carryforwards, and federal and state tax deductions related to the interest and state income tax paid. The Company has adjusted its valuation allowances on these items to recognize these benefits. The Company anticipates that the unrecorded tax benefits could decrease by approximately $3.9 million within the next twelve months as a result of the expiration of the statute of limitations.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 12—Income Taxes (Continued)

        The Company files federal and state income tax returns in the United States, federal and provincial taxes in Canada, and federal and local taxes in Australia, Hong Kong China, the European Union, and the United Kingdom. The Company is not presently undergoing any significant tax audits in any of these jurisdictions. As of December 31, 2007, a summary of the tax years that remain subject to examination in the Company's major jurisdictions are:

United States—federal	2004 and forward
United States—states	2001 and forward
Foreign	2002 and forward

Note 13—Weighted Average Common Shares

        The weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per share is set forth below (in thousands):

	Years Ended December 31,
	2007	2006	2005
Weighted average common shares outstanding	21,130	20,876	20,825
Dilutive effect of common shares issuable	85	—	—

Weighted average common shares outstanding assuming dilution	21,215	20,876	20,825

        As of December 31, 2007, 2006 and 2005, the Company had 1,181,035, 1,516,740 and 1,769,238 stock options outstanding, respectively, that were excluded from the computation of diluted EPS in that they would be anti-dilutive due to their exercise price exceeding the average market price in 2007, or the loss the Company incurred in 2006 and 2005.

Note 14—Related Party Transactions

        As of December 4, 2007, Bruce G. Crain assumed the position of President and Chief Executive Officer of the Company. From March 2007 until such appointment, Mr. Crain had provided consulting services to the Company for consideration of $45,833 per month plus reimbursement of legal fees in connection with such arrangement (up to a maximum $20,000) and expenses. The total consideration paid during 2007 was approximately $418,000.

Note 15—Leases

        At December 31, 2007, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from six months to 12 years.

        Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $7.0 million, $7.9 million and $8.6 million, respectively.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 15—Leases (Continued)

        The approximate aggregate minimum future rental payments as of December 31, 2007 under operating leases are as follows (in thousands):

2008	$7,309
2009	6,643
2010	5,977
2011	5,290
2012	5,301
Thereafter	14,295

Total	$44,815

        During 2007, the gift segment entered into capital leases for equipment and software. The future payments under these capital leases are $232,000 in 2008, $276,000 in 2009 and $179,000 in 2010.

        Effective as of December 7, 2005, Amram's entered into a Sale Agreement, with Bentall Investment Management LP ("Bentall") as purchaser (the "Sale-Leaseback Agreement"), pursuant to which Amram's agreed to sell its principal facility located in Brampton, Ontario (Canada) (the "Facility") to Bentall for an aggregate purchase price of $10.2 million Canadian dollars (approximately US $8.8 million). The sale closed on December 29, 2005. In accordance with the terms of the Sale-Leaseback Agreement, on December 29, 2005, Amram's entered into a lease agreement of approximately ten years at an annual net rental ranging over the term from approximately $737,498 Canadian dollars to $769,206 Canadian dollars (approximately U.S. $751,805 to $784,129), payable monthly in advance, plus applicable taxes and defined operating costs (the "Amram's Lease"). The Amram's Lease is also subject to a management fee of 2% of the minimum annual rental, subject to adjustment as set forth therein. Amram's has the option of extending the 10-year term for one additional term of 5 years, at then-market rental rates. The gain on the Sale-Leaseback of approximately $4.0 million was deferred and will be recognized as income over the term of the lease. As of December 31, 2007 the deferred gain on the sale-leaseback was approximately $3.8 million of which $0.5 million is included in current liabilities and $3.3 million is included in long term liabilities in the accompanying balance sheet.

Note 16—Stock Repurchase Program

        In March 1990, the Board of Directors authorized the Company to repurchase an aggregate of 7,000,000 shares of common stock. As of December 31, 2007 and 2006, 5,643,284 shares had been repurchased since the beginning of the Company's stock repurchase program. During the twelve month periods ended December 31, 2007 and 2006, the Company did not repurchase any shares pursuant to this program or otherwise. During the year ended December 31, 2007 the Company issued from treasury stock 208,147 shares that were purchased under the stock repurchase program in prior years.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 17—Shareholders' Equity

Share-Based Compensation

        On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their grant date fair values (see Note 2).

        As further described in Note 2, effective December 28, 2005, the Company amended all outstanding stock option agreements which pertained to options with exercise prices in excess of the market price for the Company's Common Stock at the close of business on December 28, 2005 ("Underwater Options") which had remaining vesting requirements. As a result of these amendments, all Underwater Options, which represented all outstanding options (to purchase approximately 1,497,000 shares of the Company's common stock) which had not yet fully-vested, became fully vested and immediately exercisable at the close of business on December 28, 2005. Consequently, the effects of SFAS No. 123R on the Company's 2007 and 2006 consolidated financial statements relate only to the securities granted in 2007 and 2006 and the effect of SFAS No. 123R on the Company's employee stock purchase plan. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended December 31, 2007 and 2006 under SFAS No. 123R was $186,000 and $202,000, respectively. The Company's income/loss before provision for income taxes for the years ended December 31, 2007 and 2006 was income of $11,852,000 and a loss of $3,638,000, respectively, and $186,000 lower and $202,000 higher, respectively than if the Company had continued to account for share-based compensation under APB No. 25.

        SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. For the years ended December 31, 2007 and 2006, there was no excess tax benefit recognized from share-based compensation costs because the Company was not in a taxpaying position in the United States in 2007 and 2006.

        As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures was approximately $3.2 million, and is expected to be recognized over a weighted-average period of 4.3 years.

        The fair value of options granted under stock option plans or otherwise is estimated on the date of grant using a Black-Scholes options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company's stock; management's estimate of implied volatility of the Company's stock and other factors. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 17—Shareholders' Equity (Continued)

option. The assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2007, 2006 and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005
Stock Options Outstanding
Dividend yield	0.0%	0.0%	2.00%
Risk-free interest rate	3.48%	4.52%	3.83%
Volatility	39.0%	36.5%	34.0%
Expected term (years)	4.4	4.7	4.7
Weighted-average fair value of options granted	$6.00	$5.77	$4.12

Stock Plans

        The Company currently maintains the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the "2004 Option Plan") and the Amended and Restated 2004 Employee Stock Purchase Plan (the "2004 ESPP"). As of December 31, 2007, there were 985,214 shares of common stock reserved for issuance under the 2004 Option Plan and the 2004 ESPP. The Company also continues to have options outstanding under the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the "Predecessor Plans"). In addition, the Company may issue stock options outside the Plans discussed above. As of December 31, 2007 there were 370,000 stock options outstanding that were granted outside these plans.

        The exercise price for options issued under the 2004 Option Plan (or otherwise) and the Predecessor Plans is generally equal to the closing price of the Company's common stock as of the date the option is granted, except for 280,799 options granted in 2000 which were repriced to the closing price of the Company's stock effective February 29, 2000 and at $2.00 above the closing price of the Company's stock price effective February 29, 2000 for the Company's 1999 Stock Plan for Outside Directors. Generally, stock options under the 2004 Option Plan and the Predecessor Plans vest over a period ranging from one to five years from the grant date unless otherwise stated by the specific grant.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 17—Shareholders' Equity (Continued)

Options generally expire 10 years from the date of grant. Activity regarding outstanding options for 2007, 2006 and 2005 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2004	856,149	$23.11
Options Granted	1,115,000	13.02
Options Forfeited / Cancelled	(201,911)	19.62

Outstanding as of December 31, 2005	1,769,238	17.16
Options Granted	150,000	15.05
Options Exercised	(215,100)	12.37
Options Forfeited / Cancelled	(187,398)	14.29

Outstanding as of December 31, 2006	1,516,740	17.99
Options Granted	570,600	16.52
Options Exercised	(197,118)	18.13
Options Forfeited / Cancelled	(114,805)	16.10

Outstanding as of December 31, 2007	1,775,417

Option price range at December 31, 2007	$11.19 - $34.80
Option price range for exercised shares	$11.52 - $13.74
Options available for grant and reserved for future issuance at December 31, 2007 under the 2004 Option Plan	698,647

        The aggregate intrinsic value of the outstanding options at December 31, 2007 was approximately $1.4 million. The aggregate intrinsic value of the exercisable options at December 31, 2007 was approximately $1.4 million. The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair value at December 31, 2007 and the exercise price of each option. The intrinsic value of stock options exercised for the years ended December 31, 2007, 2006 and 2005, was $1,022,000, $567,000, and $0, respectively. The fair value of stock options vested for the years ended December 31, 2007, 2006 and 2005, was $6,940,902, $7,886,090 and $7,289,261, respectively.

        The Company's policy is to issue shares from authorized shares reserved for such issuance to fulfill stock option exercises or to issue from treasury shares.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 17—Shareholders' Equity (Continued)

        The following table summarizes information about fixed-price stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/07	Weighted Average Exercise Price
$26.250	8,431	Less than 1 Year	$26.250	8,431	$26.250
23.625	6,564	1 Year	23.625	6,564	23.625
18.375	1,387	3 Years	18.375	1,387	18.375
30.980	6,296	4 Years	30.980	6,296	30.980
20.750	4,546	4 Years	20.750	4,546	20.750
34.800	10,233	5 Years	34.800	10,233	34.800
19.530	250,000	6 Years	19.530	250,000	19.530
22.210	400,000	6 Years	22.210	400,000	22.210
34.050	60,478	6 Years	34.050	60,478	34.050
13.050	319,882	7 Years	13.050	319,882	13.050
13.060	15,000	7 Years	13.060	15,000	13.060
13.740	10,000	7 Years	13.740	10,000	13.740
11.610	30,000	7 Years	11.610	30,000	11.610
11.520	20,000	7 Years	11.520	20,000	11.520
11.190	2,000	7 Years	11.190	2,000	11.190
15.050	60,000	8 Years	15.050	12,000	15.050
16.300	49,300	9 Years	16.300	—	16.300
14.900	17,500	9 Years	14.900	—	14.900
16.770	383,800	9 Years	16.770	—	16.770
16.050	120,000	9 Years	16.050	—	16.050

	1,775,417			1,156,817

        The weighted average remaining life of the outstanding options as of December 31, 2007 and 2006 is 7.2 years and 7.5 years, respectively.

        A summary of the Company's non-vested stock options at December 31, 2007 and changes during 2007 is as follows:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	150,000	$15.05
Granted	570,600	$16.52
Vested	(12,000)	$15.05
Forfeited/cancelled	(90,000)	$15.05

Non-vested at December 31, 2007	618,600	$16.41

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 17—Shareholders' Equity (Continued)

        During the year ended December 31, 2007 there were 170,675 shares of restricted stock issued under the 2004 Option Plan. These restricted stock grants have vesting periods ranging from three to five years, with fair market values at date of grant ranging from $14.90 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company's Common Stock effective on the date the award is made. As a result of these restricted stock grants, a charge to compensation expense of approximately $32,000 was made in 2007. No charge to compensation expenses was made in 2006 or 2005.

        As of December 31, 2007, the total remaining unrecognized compensation cost related to the Restricted Stock Plan was approximately $2.7 million, and is expected to be recognized over a weighted-average period of 3.8 years.

Employee Stock Purchase Plan

        Under the 2004 ESPP, eligible employees are provided the opportunity to purchase the Company's common stock at a discount. Pursuant to the 2004 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2004 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2004 ESPP that has a fair market value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company's common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. As of December 31, 2007 and 2006, the 2004 ESPP had 80,269 and 106,298, shares reserved for future issuance, respectively. During the year ended December 31, 2007, there were 142 enrolled participants in the 2004 ESPP and 26,029 shares were issued. Compensation expense related to the ESPP for the years ended December 31, 2007, 2006 and 2005 was approximately $117,000, $113,000 and $0, respectively.

	Employee Stock Purchase Plan
	2007	2006	2005
Exercise Price	$13.04	$9.69	$9.70
Shares Purchased	26,029	25,424	11,497

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 17—Shareholders' Equity (Continued)

        The fair value of each option granted under the 2004 ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2007	2006	2005
Dividend yield	0.0%	0.0%	1.03%
Risk-free interest rate	4.98%	4.38%	4.35%
Volatility	36.7%	50.04%	50.00%
Expected term (years)	1.0	1.0	1.0

        Expected volatilities are calculated based on the historical volatility of the Company's stock; management's estimate of implied volatility of the Company's stock and other factors. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under the ESPP is one year, or the equivalent of the annual plan year.

Note 18—401(k) Plan

        The Company and its U.S. subsidiaries maintain a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation, and a portion of these contributions is matched by the Company. The provision for contributions charged to operations for the years ended December 31, 2007, 2006 and 2005 was approximately $1,131,000, $1,494,000 and $1,408,000, respectively.

Note 19—Deferred Compensation Plan

        Prior to December 31, 2005, the Company maintained a Deferred Compensation Plan (the "Plan") for certain employees. The obligations of the Company under the Plan consisted of the Company's unsecured contractual commitment to deliver, at a future date, any of the following: (i) deferred compensation credited to an account under the Plan, and (ii) notional earnings on the foregoing amounts. The obligations were payable in cash upon retirement, termination of employment and/or at certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the Plan. In December 2005, the Board of Directors of the Company authorized the discontinuation of the Plan as of December 31, 2005. The Plan assets were converted into cash as of December 31, 2005. The Company made distributions of pre-2005 deferrals to the Plan participants of $1,708,000 in January of 2006, including earnings credited to participant's accounts. As of December 31, 2006, the Company had a liability under the Plan of approximately $313,000, which amount was distributed in the first quarter of 2007.

Note 20—Segment, Geographic and Related Information

        The Company operates in two segments: (i) the infant and juvenile segment, which as of December 31, 2007 is comprised of Sassy, Inc. and Kids Line, LLC. and (ii) the gift segment., This segmentation of the Company's operations reflects how the Company's Chief Executive Officer currently views the results of operations. There are no inter-segment revenues to eliminate. Corporate assets and overhead expenses are included for reporting purposes in the gift segment.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 20—Segment, Geographic and Related Information (Continued)

        The Company's infant and juvenile businesses design and market products in a number of infant and juvenile categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, primarily in the United States, through national accounts and independent retailers, including toy, specialty, food, drug, apparel and other retailers, military post exchanges and other venues.

        The Company's gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company's international wholly-owned subsidiaries. The Company's gift products are sold directly to retail customers in the United States and certain foreign countries, including but not limited to gift stores, pharmacies, card shops, home decor shops, apparel stores, craft stores, garden stores, book stores, stationery stores, hospitals, college and airport gift shops, resort and hotel shops, florists, chain stores, department stores, food stores, military post exchanges and internet companies. In recent years, the gift segment has also expanded its distribution to national accounts.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Gift:
Net sales	$168,107	$147,669	$158,512
Operating loss	(9,380)	(31,577)	(42,568)
Depreciation and amortization	3,930	4,460	5,746
Loss before income taxes	$(8,929)	$(31,730)	$(41,948)
Infant and juvenile:
Net sales	$163,066	$147,100	$131,519
Operating income	24,609	37,719	34,579
Depreciation and amortization	1,166	828	1,088
Income before income taxes	$20,781	$28,092	$19,034
Consolidated:
Net sales	$331,173	$294,769	$290,031
Operating income (loss)	15,229	6,142	(7,989)
Depreciation and amortization	5,096	5,288	6,834
Loss before income taxes	$11,852	$(3,638)	$(22,914)

        Total assets of each segment were as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Gift	$104,911	$98,360
Infant and juvenile	237,064	205,407

Total	$341,975	$303,767

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 20—Segment, Geographic and Related Information (Continued)

        The following table represents financial data of the Company by geographic area.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Revenues:
United States	$238,215	$218,637	$203,177
Europe	40,000	36,112	43,977
Other	52,958	40,020	42,877

Total	$331,173	$294,769	$290,031

Net Income (Loss):
United States	$9,856	$(2,928)	$(32,360)
Europe	(219)	(9,684)	(6,193)
Other	(729)	3,176	3,454

Total	$8,908	$(9,436)	$(35,099)

Identifiable Assets at December 31:
United States	$295,407	$252,121	$271,706
Europe	22,055	22,289	29,704
Other	24,513	29,357	27,551

Total	$341,975	$303,767	$328,961

        There were no material sales or transfers among geographic areas and no material amount of export sales to customers from the United States. Outside of the United States, no single country is deemed material for separate disclosure.

Concentration of Risk

        During 2007, approximately 85% of the Company's products were produced by independent manufacturers, generally in Eastern Asia, under the quality review of the Company's personnel.

        During 2007, the Company utilized approximately 75 manufacturers in Eastern Asia, with facilities primarily in the People's Republic of China ("PRC"). During 2007, approximately 82% of the Company's dollar volume of purchases was attributable to manufacturing in the PRC. The PRC currently enjoys "permanent normal trade relations" ("PNTR") status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

        A significant portion of the Company's staff of approximately 172 employees in Hong Kong and Korea, and the cities of Shenzhen and Qingdao in the PRC, monitor the production process with responsibility for the quality, safety and prompt delivery of the Company's products as well as design and product development. Members of the Company's Eastern Asia staff make frequent visits to such manufacturers. Certain of the Company's manufacturers sell exclusively to the Company. In 2007, the supplier accounting for the greatest dollar volume of the Company's purchases accounted for approximately 19% of such purchases and the five largest suppliers accounted for approximately 44% in

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 20—Segment, Geographic and Related Information (Continued)

the aggregate. The Company believes that there are many alternate manufacturers for the Company's products and sources of raw materials. See Item 1A. "Risk Factors—We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products."

        See Note 2 above for information regarding dependence on certain large customers. See also, Item 1A, "Risk Factors—Our infant and juvenile business is dependent on several large customers."

Note 21—Litigation, Commitments and Contingencies

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

        The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. All license agreements other than the MAM Agreement (which was terminated effective March 26, 2008), are for three year terms with extensions if agreed to by both parties. Several of these license agreements require prepayments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements aggregates approximately $6.2 million, of which approximately $4.2 million remained unpaid at December 31, 2007, substantially all of which is due prior to December 31, 2009. During the years ended 2007, 2006 and 2005, the Company recorded charges to cost of sales of $0.3 million, $1.5 million and $2.3 million, respectively, against these royalty prepayments for amounts that management believed will not be realized. The Company's total royalty expense for the years 2007, 2006 and 2005, including the aforementioned charges, were approximately $8.8 million, $4.8 million and $4.7 million, respectively.

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 22—Quarterly Financial Information (Unaudited)

        The following selected financial data for the four quarters ended December 31, 2007 and 2006 are derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

        The quarter ended December 31, 2007 includes a charge of $2.9 million before tax, primarily related to current and future severance obligations in the gift segment, and a $6.4 million impairment of the MAM Agreement in the infant and juvenile segment. The quarter ended September 30, 2007 includes charges before tax of $0.7 million for an inventory write-down in connection with certain foreign operations in the gift segment and a $3.6 million impairment of the MAM Agreement in the infant and juvenile segment. The quarter ended June 30, 2007 includes charges before tax of $0.3 million in connection with the closure of one of the showrooms in the gift segment. The quarter ended March 31, 2007 includes charges before tax of $0.4 million for severance costs in the Company's gift segment.

        The quarter ended December 31, 2006 includes a charge of $0.8 million before tax for a reserve against future royalty guarantees and a $0.5 million charge associated with the restructuring activities, primarily related to severance obligations, each of which is in the gift segment. The quarter ended September 30, 2006 includes charges of $1.2 million for an inventory write-down, $0.8 million for a reserve against future royalty guarantees and $1.3 million of costs associated with the relocation of the Company's gift segment distribution center in the U.K. The quarter ended June 30, 2006 includes charges of $1.0 million associated with the restructuring activities, $1.2 million of consulting costs incurred in connection with the development of the PIP and the write-off of deferred financing costs of $2.5 million. The quarter ended March 31, 2006 includes charges before tax of $2.7 million associated with restructuring activities and $1.3 million of consulting costs incurred in connection with the development of the PIP.

	For Quarters Ended
2007
	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$75,073	$70,714	$100,928	$84,458
Gross profit	31,327	28,368	40,359	25,327
Net income (loss)	$2,546	$365	$14,307	$(8,310)
Net income (loss) per share
Basic	$0.12	$0.02	$0.68	$(0.39)
Diluted	$0.12	$0.02	$0.67	$(0.39)

	For Quarters Ended
2006
	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$77,146	$65,653	$78,081	$73,889
Gross profit	32,173	26,455	29,991	29,484
Net (loss) income	$(4,992)	$(5,975)	$256	$1,275
Net (loss) income per share
Basic	$(0.24)	$(0.29)	$0.01	$0.06
Diluted	$(0.24)	$(0.29)	$0.01	$0.06

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Note 23—Dividends

        For the years ended December 31, 2007 and December 31, 2006, no cash dividends were paid. Cash dividends of approximately $2.1 million ($0.10 per share) were paid in the first quarter of the year ended December 31, 2005.

        See Note 8 for a discussion of dividend restrictions imposed by the Company's senior bank facilities.

Note 24—Subsequent Events

        On April 1, 2008, a newly-formed and indirectly wholly-owned Delaware subsidiary of the Company, LaJobi, Inc. entered into an Asset Purchase Agreement (the "Asset Agreement") with LaJobi Industries, Inc., a New Jersey corporation ("LaJobi"), and each of Lawrence Bivona and Joseph Bivona for the purchase of substantially all of the assets used in the business of LaJobi and specified obligations. LaJobi designs, imports and sells infant and juvenile furniture and related products (including cribs, changing tables, dressers, hutches, armoires, bookcases and end tables) to specialty stores and boutiques, baby superstores and mass merchandisers. LaJobi also sells mattresses and changing pads.

        Also, on April 1, 2008, a newly-formed, wholly-owned Delaware subsidiary of the Company, I&J Holdco, Inc. entered into a Stock Purchase Agreement (the "Stock Agreement"), with each of Renee Pepys Lowe and Stanley Lowe for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation ("CoCaLo"). CoCaLo designs, outsources, markets and distributes infant bedding (including crib bumpers, blankets, crib sheets and dust ruffles) and related accessories (including wall hangings, musical mobiles, blankets, diaper stackers, valances, wall paper borders, lamps, shades, nightlights, switch plates, decorative pillows and rugs).

        The closing of each acquisition is subject to various closing conditions. We anticipate that each such acquisition will be closed early in April 2008. The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the anticipated acquisitions of LaJobi and CoCaLo. The Company anticipates that such amendment will be consummated by early April 2008, although there can be no assurance that either acquisition or such amendment will be consummated.

        For further detail with respect to the Asset Agreement and the Stock Agreement, please see the descriptions thereof under the section captioned "Anticipated Acquisitions" in the "Liquidity and Capital Resources" section of Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

        The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

        The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2007. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

(b) Management's Annual Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management, with the participation of the principal executive officer and principal financial officer, recognizes that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

        Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company evaluated the effectiveness, as of December 31, 2007, of the Company's internal control over financial reporting. In making this evaluation, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on its evaluation under the COSO Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by the Company's independent registered public accounting firm, KPMG LLP, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

(c) Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).    CONTROLS AND PROCEDURES

        Not applicable.

ITEM 9B.    OTHER INFORMATION

Anticipated Acquisitions

        On April 1, 2008, a newly-formed and indirectly wholly-owned Delaware subsidiary of the Company, LaJobi, Inc. entered into an Asset Purchase Agreement (the "Asset Agreement") with LaJobi Industries, Inc., a New Jersey corporation ("LaJobi"), and each of Lawrence Bivona and Joseph Bivona for the purchase of substantially all of the assets used in the business of LaJobi and specified obligations. LaJobi designs, imports and sells infant and juvenile furniture and related products (including cribs, changing tables, dressers, hutches, armoires, bookcases and end tables) to specialty stores and boutiques, baby superstores and mass merchandisers. LaJobi also sells mattresses and changing pads.

        Also, on April 1, 2008, a newly-formed, wholly-owned Delaware subsidiary of the Company, I&J Holdco, Inc. entered into a Stock Purchase Agreement (the "Stock Agreement"), with each of Renee Pepys Lowe and Stanley Lowe for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation ("CoCaLo"). CoCaLo designs, outsources, markets and distributes infant bedding (including crib bumpers, blankets, crib sheets and dust ruffles) and related accessories (including wall hangings, musical mobiles, blankets, diaper stackers, valances, wall paper borders, lamps, shades, nightlights, switch plates, decorative pillows and rugs).

        The closing of each acquisition is subject to various closing conditions. We anticipate that each such acquisition will be closed early in the second quarter of 2008. The Company has concluded negotiations with the senior lender under the Infantline Credit Agreement to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the anticipated acquisitions of LaJobi and CoCaLo. There can be no assurance that either acquisition or such amendment will be consummated.

        For further detail with respect to the Asset Agreement and the Stock Agreement, please see the descriptions thereof under the section captioned "Anticipated Acquisitions", in the "Liquidity and

Capital Resources" section of Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".

MAM Agreement

        The MAM Agreement was assigned to Sassy in connection with RB's acquisition of the former Sassy's assets in 2002, and had an original expiration date of December 31, 2010 (subject to a 5-year extension unless specified notice is given), unless it is earlier terminated in accordance with its terms. Pursuant to the MAM Agreement, Sassy is the exclusive distributor of specified MAM products (principally medical pacifiers and related baby soothing products) in the United States, its territories and possessions (the "Territory"), with rights of first refusal for other specified products. Prices for the MAM products are set by MAM, and payments to MAM for such products are to be made in either Euros or dollars, depending on the applicable exchange rate, as specified in the MAM Agreement. In accordance with the MAM Agreement, Sassy committed to spending specified amounts on advertising of MAM products (a minimum of $600,000 annually). The MAM Agreement also contains limited indemnification provisions.

        During the third quarter of fiscal 2007, due to the adverse impact of foreign exchange rates, the Company performed an analysis of the value of the MAM Agreement. In connection with such analysis and the preparation of the Company's financial statements for the three and nine months ended September 30, 2007, the Company concluded that an impairment charge was required under generally accepted accounting principles relating to the value of the MAM Agreement. Based upon the fair values derived using a discounted cash flows analysis, an impairment charge of $3.6 million was recorded in the Company's infant and juvenile segment in the Company's consolidated statements of operations for the three and nine months ended September 30, 2007. In addition, during the third quarter of 2007, the Company determined that the MAM Agreement was a finite-lived asset and, as such, would be amortized over an 8.5 year life. In connection with such determination, the Company recorded $200,000 as amortization expense in each of the third and fourth quarters of 2007.

        In connection with the preparation of the Company's financial statements for the year ended December 31, 2007, based on several factors, including the views of the Company's new chief executive officer (in consultation with senior management), the inability to obtain concessions from MAM during discussions in December 2007, the decreasing profitability of the products sold under the MAM Agreement and specified restrictions contained therein limiting the Company's ability to enter into competitive product categories, the Company recognized a further impairment charge and exercised its right to terminate the MAM Agreement, effective as of March 26, 2008. As a result of such termination, the Company recorded an additional impairment charge of $6.4 million for the fiscal year ended December 31, 2007 (for a total impairment charge of $10.0 million during 2007 which has been recorded in cost of sales of the infant and juvenile segment), reflecting the write-off of the remaining intangible assets related to the MAM Agreement. See "Item 1. Business" under the section captioned "Copyrights, Trademarks, Patents and Licenses" and Note 4 for further detail with respect to the MAM Agreement. The Company expects to continue to distribute MAM products through 2008 pursuant to contractual transition procedures, but anticipates that it will experience a decline in sales of approximately $20-25 million (although as noted above, the agreement generates limited profitability), until such time as the Company can generate replacement or alternate product sales. Pursuant to the MAM Agreement, the Company will be restricted from selling products competitive with MAM products for a period of one year following the termination of the MAM agreement.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

        Information required by this Item 10 under Items 401 and 405 of Regulation S-K of the Exchange Act (other than with respect to executive officers), appears under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", respectively, of the 2008 Proxy Statement, which are each incorporated herein by reference. Information relating to executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Audit Committee

        The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a) 58(a) of Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee currently consists of Messrs. Salibello (Chair), Horowitz and Schaefer.

Audit Committee Financial Expert

        The Board of Directors has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an "audit committee financial expert", as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and is "independent" for purposes of current listing standards of the New York Stock Exchange.

Code of Ethics for Senior Financial Officers

        The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer and principal financial officer (the "SFO Code"). The SFO Code can be found on the Company's website located at www.russberrie.com, by clicking onto the words "Corporate Governance" on the main menu and then on the "Code of Ethics for Principal Executive Officer and Senior Financial Officers" link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 111 Bauer Drive, Oakland, New Jersey 07436, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.

New York Stock Exchange Certification

        The certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange listing standards, section 303A.12(a), relating to the Company's compliance with such exchange's corporate governance listing standards, was submitted to the New York Stock Exchange on December 19, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item 11 under Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K of the Exchange Act appears under the caption "EXECUTIVE COMPENSATION" of the 2008 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item 12 under Item 403 of Regulation S-K of the Exchange Act appears under the captions "SECURITY OWNERSHIP OF MANAGEMENT" and "SECURITY

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" of the 2008 Proxy Statement, which are each incorporated herein by reference thereto.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information, as of December 31, 2007, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	1,405,417		$17.52	985,214	(2)
Equity compensation plans not approved by security holders	370,000	(3)(4)	$20.79	0
Total	1,775,417		$18.20	985,214

(1)	The plans are the Company's 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the "2004 Option Plan"), Amended and Restated 2004 Employee Stock Purchase Plan (the "2004 ESPP"), 1999 Stock Option Plan for Outside Directors, 1999 Stock Option and Restricted Stock Plan ("1999 SORSP"), 1999 Stock Option Plan, 1999 Employee Stock Purchase Plan (the preceding four plans collectively, the "1999 Plans") and corresponding predecessor plans for 1994 (collectively, the "1994 Plans"). On May 7, 2004, the Company announced that the Board of Directors had authorized a cash tender offer to purchase outstanding options issued under the Company's various equity compensation plans for cash in amounts ranging from $0.25 per share to $5.00 per share, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission on May 7, 2004, May 28, 2004, June 15, 2004, June 22, 2004 and June 30, 2004, respectively. The tender offer closed in June 2004, with an aggregate purchase price of approximately $844,000 paid by the Company for the tender of options to purchase 757,609 shares of Common Stock.
(2)
The 2004 Option Plan and the 2004 ESPP were approved by the shareholders of the Company at the Annual Meeting of Shareholders on May 7, 2003, and such plans became effective January 1, 2004. An aggregate of 878,916 shares of Common Stock remain available for issuance for grants of stock options, restricted and non-restricted stock under the 2004 Option Plan and 106,298 shares of Common Stock remain available for issuance under the 2004 ESPP. Includes 100,000 options to purchase Common Stock granted to Mr. Crain on January 4, 2008 pursuant to the terms of his employment agreement with the Company. No awards may be made under the 2004 option Plan after December 31, 2008. No awards could be made under the 1999 Plans after December 31, 2003. No awards could be made under the 1994 Plans after December 31, 1998.

(3)	(a)
Includes 150,000 shares issuable under stock options granted to Mr. Andrew R. Gatto outside of the 2004 Option Plan (due to grant limitations therein) in accordance with the terms of his employment agreement (the "Gatto Employment Agreement"), as a material inducement to Mr. Gatto becoming President and Chief Executive Officer of the Company. The options have an exercise price of $19.53 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such options became fully-vested as of December 28, 2005. As a result of the termination of Mr. Gatto's employment as of December 3, 2007, the options remain exercisable until December 3, 2009. The options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Option Plan. The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery, (i) fully registered (at the Company's expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company's expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.
(b)
Includes 100,000 shares issuable under stock options granted to Mr. Michael Levin (the "ML Options") outside of the 2004 option Plan (due to grant limitations therein), in accordance with the terms of his employment agreement (the "ML Employment Agreement"), as a material inducement to Mr. Levin becoming President and Chief Executive Officer of Kids Line following its acquisition by the Company. The ML Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such options became fully-vested as of December 28, 2005. In general, the ML Options are exercisable for ten years from the date of grant. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line by reason of his Disability (as defined in the ML Employment Agreement), or by reason of his death, any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin's legal representatives, estate, legatee(s) or permitted transferee(s), as applicable, for up to one (1) year after such termination or the stated term of the option, whichever period is shorter. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line for Cause or by Mr. Levin without Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options will be cancelled and deemed terminated as of the date of his termination. If Mr. Levin's employment under the ML Employment Agreement is terminated by Kids Line without Cause or by Mr. Levin with Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin or his permitted transferee(s), as applicable, for up to six months after such termination or the stated term of the option, whichever period is shorter. The provisions set forth in the last three sentences are referred to herein as the "Termination Provisions". The ML Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Option Plan.

c)
Includes 100,000 shares issuable under stock options granted to Ms. Joanne Levin (the "JL Options") outside the 2004 Option Plan (due to grant limitations therein) in accordance with the terms of her employment agreement (the "JL Employment Agreement"), as a material inducement to Ms. Levin becoming Executive Vice President of Kids Line following its acquisition by the Company. The JL Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such options became fully-vested as of December 28, 2005. In general, the JL Options are exercisable for ten years from the date of grant. The JL Options are subject to the Termination Provisions. The JL Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Option Plan.
d)
Includes 20,000 shares issuable under stock options granted to Mr. Bruce G. Crain outside of the 2004 Option Plan (due to grant limitations therein) in accordance with the terms of his employment agreement (the "Crain Employment Agreement"), as material inducement to Mr. Crain becoming President and Chief Executive Officer of the Company. These options (the "Crain Options") have an exercise price of $16.05 per share, vest ratably over a five year period commencing on December 4, 2008, and are generally exercisable until December 4, 2017. If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of the Crain Option will be cancelled, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability (as defined in the Crain Agreement), the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term. In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the Crain Option will become immediately vested to the extent that such option was scheduled to vest within three years of the date of such Change in Control, and the vesting dates of the portion of the Crain Option that was not scheduled to vest within three years of the date of such Change in Control shall be accelerated by three years. If the Company terminates Mr. Crain's employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of the Crain Option that was scheduled to vest within three years of the date of termination, and which did not vest as described above, shall become vested and exercisable on the date of such Change in Control, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.
(4)
Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertain to options with exercise prices in excess of the market price for the Company's Common Stock at the close of business on December 28, 2005 ("Underwater Options") which had remaining vesting requirements. As a result of these amendments, all Underwater Options became fully vested and immediately exercisable at the close of business on December 28, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required by this Item 13 under Items 404 and 407(a) of Regulation S-K of the Exchange Act appears under the captions "TRANSACTIONS WITH RELATED PERSONS", "CORPORATE GOVERANCE—I. INDEPENDENCE DETERMINATIONS" of the 2008 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item 14 appears under the captions "Independent Public Accountants", "Audit Fees", "Audit-Related Fees", "Tax Fees", "All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" of the 2008 Proxy Statement, which are each incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report.

1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
Schedule I—Condensed Financial Information of Registrant
Schedule II—Valuation and Qualifying Accounts—Years Ended December 31, 2007, 2006 and 2005

        Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.
Exhibits:

        (Listed by numbers corresponding to Item 601 of Regulation S-K)

Exhibit No.
2.1	Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(20)
2.2
Membership Interest Purchase Agreement among Kids Line, LLC, Russ Berrie and Company, Inc. and the various sellers party hereto dated as of December 15, 2005 In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(29)
2.3
Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc., LaJobi Industries, Inc. and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.
2.4
Stock Purchase Agreement, dated as of April 1, 2008, among I&J Holdco. Inc. and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.
3.1	(a) Restated Certificate of Incorporation of the Registrant and amendment thereto.(3)
(b) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.(10)
3.2	Second and Amended and Restated By-Laws of the Registrant.(50)

4.1	Form of Common Stock Certificate.(1)
4.2
Financing Agreement by and among Russ Berrie and Company, Inc.(the "Borrower"), each subsidiary of the Borrower listed as a guarantor, the lenders from time to time a party hereto, and Ableco Finance LLC dated as of December 15, 2005(29)
4.3	Security Agreement among Granters and Ableco Finance LLC dated as of December 15, 2004(29)
4.5
Credit Agreement, dated as of June 28, 2005, among Russ Berrie and Company, Inc. and specified domestic wholly-owned subsidiaries thereof, the financial institutions parties thereto as Facility A Lenders, the financial institutions parties thereto as Facility B Lenders, LaSalle Bank National Association, in its capacity as "Issuing Bank" thereunder, and LaSalle Business Credit, LLC as administrative agent (the "Administrative Agent") for the lenders and the Issuing Bank, and those lenders, if any designated therein as the "Documentation Agent" or "Syndication Agent."(32)
4.6	Guaranty and Collateral Agreement made on June 28, 2005 among Russ Berrie and Company, Inc., its subsidiaries party thereto and the Administrative Agent.(32)
4.7
Credit Agreement dated as of June 28, 2005, among Amram's Distributing Ltd., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent.(32)
4.8
Guaranty Agreement dated as of June 28, 2005, among Russ Berrie and Company, Inc., the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as agent.(32)
4.9
First Amendments to Credit Agreement, dated as of August 4, 2005, among Russ Berrie and Company, Inc. its domestic signatories party thereto, the Facility A Lenders and the Facility B Lenders from time to time parties to the Credit Agreement, the Issuing Bank and the Administrative Agent.(33)
4.10
Credit Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc., as the Borrowers, and together with certain subsidiaries of the foregoing borrowers, as the Loan Parties, those financial institutions party thereto, as the Lenders, LaSalle Bank National Association, as Administrative Agent and Arranger, Sovereign Bank, as Syndication Agent, and Bank of America, N.A., as Documentation Agent.(41)
4.11
Guaranty and Collateral Agreement, dated as of March 14, 2006, among Kids Line, LLC and Sassy, Inc. and the other parties thereto as Grantors, and LaSalle Bank National Association, as the Administrative Agent.(41)
4.12
Credit Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank.(41)

4.13
Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. and LaSalle Business Credit, LLC, as Administrative Agent and Arranger.(41)
4.14	Limited Recourse Guaranty and Collateral Agreement, dated as of March 14, 2006, among Russ Berrie and Company, Inc. and LaSalle Business Credit, LLC.(41)
4.15
Guaranty Agreement, dated as of March 14, 2006, made by Russ Berrie U.S. Gift, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, as agent, for itself and the Lenders.(41)
4.16
Letter Agreement, dated as of March 14, 2006, between California KL Holdings, Inc., on behalf of itself and the Deferred Payoff Sellers, Michael Levin, as Unitholders Representative, Century Park Advisors, LLC, as Unitholders Representative, Russ Berrie and Company, Inc., Kids Line, LLC and Sassy, Inc.(41)
4.17
First Amendment to Credit Agreement, dated as of April 11, 2006, among Russ Berrie and Company, Inc., as the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank.(41)
4.18
Second Amendment to Credit Agreement, dated as of August 8, 2006, among Russ Berrie and Company, Inc. as of the Loan Party Representative and Russ Berrie U.S. Gift, Inc., Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., RussPlus, Inc., and Russ Berrie and Company Investments, Inc. as the Borrowers, those financial institutions party thereto, as Lenders, LaSalle Business Credit, LLC, as Administrative Agent and Arranger, and LaSalle Bank National Association, as Issuing Bank.(43)
4.19
First Omnibus Amendment to Credit Agreement and Pledge Agreement, dated December 22, 2006, between Russ Berrie and Company, Inc., Kids Line, LLC, Sassy, Inc., the Credit Parties and LaSalle Bank National Association, Bank of America, National Association, Sovereign Bank, Wachovia Bank, National Bank, General Electric Capital Corporation and J P Morgan Chase Bank, N.A.(49)
4.20
First Omnibus Amendment Consisting of Third Amendment to Credit Agreement and First Amendment to Pledge Agreement, dated December 28, 2006, between Russ Berrie and Company, Inc., Russ Berrie U.S. Gift, Inc., Russ Berrie & Co., Russ Berrie and Company Properties, Inc., Russplus, Inc., and Russ Berrie and Company Investments, Inc., collectively, the Borrowers and LaSalle Bank National Association.(49)
4.21	Debenture among Russ Berrie (UK) Limited and National Westminster Bank Plc.(51)
4.22	Business Overdraft Facility among Russ Berrie (UK) Limited and The Royal Bank of Scotland(51)
4.23
Fourth Amendment to Credit Agreement, dated as of August 8, 2007 among RB, Russ Berrie U.S. Gift, Inc. Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., Russplus, Inc. Russ Berrie and Company Investments, Inc., the financial institutions signatory thereto (the "Lenders"), LaSalle Business Credit, LLC, as administrative agents for the Lenders and LaSalle Bank National Association as Issuing Bank.(52)

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
10.13	Transfer of Freehold land between British Telecommunications plc and BT Property Limited and Russ Berrie (UK) Ltd.(8)
10.14	Russ Berrie and Company, Inc. 1994 Stock Option Plan.*(8)
10.15	Russ Berrie and Company, Inc. 1994 Stock Option Plan for Outside Directors.*(8)
10.16	Russ Berrie and Company, Inc. 1994 Stock Option and Restricted Stock Plan.*(8)
10.17	Russ Berrie and Company, Inc. 1994 Employee Stock Purchase Plan.*(8)
10.18	Asset Purchase Agreement dated October 1, 1993 by and between RBTACQ, Inc. and Cap Toys, Inc.(9)
10.19	Asset Purchase Agreement I.C. September 30, 1994 by and among RBCACQ, Inc. and OddzOn Products, Inc., Scott Stillinger and Mark Button.(10)

10.20	Asset Purchase Agreement By and Among PF Acquisition Corp., Zebra Capital Corporation, Papel/Freelance, Inc. and Russ Berrie and Company, Inc. dated December 15, 1995.(11)
10.21	Agreement dated March 24, 1997, by and between Russ Berrie and Company, Inc. and Ricky Chan.*(12)
10.22	Asset Purchase Agreement dated as of May 2, 1997 among Russ Berrie and Company, Inc., OddzOn Products, Inc., Cap Toys, Inc., OddzOn/Cap Toys, Inc. and Hasbro, Inc., together with exhibits thereto.(13)
10.23	Agreement of Purchase and Sale between Amram's Distributing Ltd. and Metrus Properties Ltd. dated November 25, 1997.(14)
10.24	Russ Berrie and Company, Inc. 1999 Stock Option Plan.*(15)
10.25	Russ Berrie and Company, Inc. 1999 Stock Option Plan for Outside Directors.*(15)
10.26	Russ Berrie and Company, Inc. 1999 Stock Option and Restricted Stock Plan.*(15)
10.27	Russ Berrie and Company, Inc. 1999 Employee Stock Purchase Plan.*(15)
10.28	Exercise of option to extend terms of leases dated December 28, 1983 and March 7, 1988 between Russell Berrie and Russ Berrie and Company, Inc.(16)
10.29	Executive Employment Agreement dated March 1, 2001 between Russ Berrie and Company, Inc. and Michael M. Saunders.*(17)
10.30	Russ Berrie and Company, Inc. Executive Deferred Compensation Plan.*(19)
10.31	Russ Berrie and Company, Inc. Change in Control Severance Plan.*(21)
10.32	Russ Berrie and Company, Inc. Severance Policy For Domestic Vice Presidents (And Above).*(21)
10.33	Agreement dated March 19, 2003 between Russ Berrie and Company, Inc. and A. Curts Cooke.*(21)
10.34	Agreement dated March 25, 2003 between Russ Berrie and Company, Inc. and Jeff Bialosky.*(22)
10.35	Letter dated July 2, 2003 between the Company and Arnold S. Bloom regarding retention bonus.*(23)
10.36	Letter dated July 2, 2003 between the Company and Chris Robinson regarding retention bonus.*(23)
10.37	Letter dated July 2, 2003 between the Company and A. Curts Cooke regarding retention bonus.*(23)
10.38	Letter dated July 2, 2003 between the Company and Dan Schlotterbeck regarding retention bonus.*(23)
10.39	Letter dated July 2, 2003 between the Company and Eva Goldenberg regarding retention bonus.*(23)
10.40	Letter dated July 2, 2003 between the Company and Jack Toolan regarding retention bonus.*(23)

10.41	Letter dated July 2, 2003 between the Company and Jeffrey A. Bialosky regarding retention bonus.*(23)
10.42	Letter dated July 2, 2003 between the Company and John Wille regarding retention bonus.*(23)
10.43	Letter dated July 2, 2003 between the Company and Michael Saunders regarding retention bonus*(23)
10.44	Letter dated July 2, 2003 between the Company and Ricky Chan regarding retention bonus.*(23)
10.45	Letter dated July 2, 2003 between the Company and Tom Higgerson regarding retention bonus*(23)
10.46	Executive Employment Agreement dated September 22, 2003 between Russ Berrie and Company, Inc. and John T. Toolan*(23)
10.47	Stock Option Agreement dated September 8, 2003 between Russ Berrie and Company, Inc. and Geff Lee*(23)
10.48	Stock Option Agreement dated September 5, 2003 between Russ Berrie and Company, Inc. and Dennis Nesta*(23)
10.49	Russ Berrie and Company, Inc. 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(24)
10.50	Russ Berrie and Company, Inc. 2004 Employee Stock Purchase Plan*(24)
10.51	Amendment to and extension of lease agreement dated May 7, 2003 by and between Russ Berrie and Company, Inc. and Tri-State Realty and Investment Company(25)
10.52	Second Amendment to lease dated November 18, 2003 by and between Russ Berrie and Company, Inc. and Estate of Russell Berrie.(25)
10.53	Amendment to Russ Berrie and Company, Inc. Change In Control Severance Plan*(25)
10.54	Letter dated January 5, 2004 between the Company and Arnold S. Bloom regarding retention bonus*(25)
10.55	Letter dated January 5, 2004 between the Company and Chris Robinson regarding retention bonus*(25)
10.56	Letter dated January 5, 2004 between the Company and A. Curts Cooke regarding retention bonus*(25)
10.57	Letter dated January 5, 2004 between the Company and Dan Schlotterbeck regarding retention bonus*(25)
10.58	Letter dated January 5, 2004 between the Company and Eva Goldenberg regarding retention bonus*(25)
10.59	Letter dated January 5, 2004 between the Company and Jack Toolan regarding retention bonus*(25)
10.60	Letter dated January 5, 2004 between the Company and Jeffrey A. Bialosky regarding retention bonus*(25)
10.61	Letter dated January 5, 2004 between the Company and John Wille regarding retention bonus*(25)

10.62	Letter dated January 5, 2004 between the Company and Michael Saunders regarding retention bonus*(25)
10.63	Letter dated January 5, 2004 between the Company and Ricky Chan regarding retention bonus*(25)
10.64	Letter dated January 5, 2004 between the Company and Tom Higgerson regarding retention bonus*(25)
10.65	Agreement dated as of April 9, 2004 between Russ Berrie and Company, Inc. and Andrew R. Gatto*(26)
10.66
Offer to Purchase Specific Options dated May 28, 2004, as amended, incorporated herein by reference to Amendment No. 4 to the Statement on Schedule TO, as filed with the Securities and Exchange Commission on June 30, 2004.*
10.67	Letter of Transmittal, incorporated herein by reference to Exhibit (a) (1) (iii) of the Statement on Schedule TO, as filed with the Securities and Exchange Commission on May 28, 2004.*
10.68	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 100,000 shares of Common Stock*(27)
10.69	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 150,000 shares of Common Stock*(27)
10.70	Executive Employment Agreement dated August 24, 2004 between Russ Berrie and Company, Inc. and Lynn Moran*(28)
10.71	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and John T. Toolan*(28)
10.72	Option Purchase and Sale Agreement dated as of September 10, 2004, by and between Russ Berrie and Company, Inc. Christopher Robinson*(28)
10.73	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and William Landman*(28)
10.74	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Joseph Kling*(28)
10.75	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Raphael Benaroya*(28)
10.76	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Josh Weston*(28)
10.77	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Carl Epstein*(28)
10.78	Option Purchase and Sale Agreement dated as of August 2, 2004, by and between Russ Berrie and Company, Inc. and Ilan Kaufthal*(28)
10.79	Option Purchase and Sale Agreement dated as of August 4, 2004, by and between Russ Berrie and Company, Inc. and Charles Klatskin*(28)

10.80	Option Purchase and Sale Agreement dated as of August 6, 2004, by and between Russ Berrie and Company, Inc. and Sidney Slauson*(28)
10.81	Option Purchase and Sale Agreement dated as of August 3, 2004, by and between Russ Berrie and Company, Inc. and Jeff Bialosky*(28)
10.82
Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of "Applause" trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code(28)
10.83	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto.(28)
10.84	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.85	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.86	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(40)
10.87	Letter dated September 30, 2004 between the Company and John T. Toolan regarding severance arrangements*(40)
10.88	Letter dated December 30, 2004 between the Company and Ricky Chan regarding severance arrangements*(40)
10.89	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Joanne Levin*(40)
10.90	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Michael Levin*(40)
10.91	Trademark Purchase Agreement between Russ Berrie and Company, Inc. and Applause, LLC(28)
10.92	Commitment Letter between Russ Berrie and Company, Inc. and Ableco Finance LLC dated November 24, 2005(40)
10.93	Incentive Compensation Program adopted on March 11, 2005*(31)
10.94	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Russ Berrie and Company, Inc. and Mr. Anthony Cappiello*(34)
10.95	Employment Agreement dated September 26, 2005, between Russ Berrie and Company, Inc. and Marc S. Goldfarb.*(35)
10.96	Severance Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom.*(35)
10.97	Consulting Agreement dated September 28, 2005, between Russ Berrie and Company, Inc. and Arnold S. Bloom*(35)
10.98	Employment arrangement, dated as of November 03, 2005, effective November 7, 2005, between Russ Berrie and Company, Inc. and Keith Schneider.*(36)

10.99	Purchase and Sale Agreement, dated as of December 7, 2005, between Amram's Distributing Ltd. and Bentall Investment Management LP.(37)
10.100	Agreement made as of December 23, 2005, between Amram's Distributing Ltd. and Bentall Investment Management LP.(38)
10.101	Lease dated as of December 29, 2005 between Westpen Properties Ltd. and Amram's Distributing Ltd.(38)
10.102	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006.*(38)
10.103	Framework Agreement, dated as of December 30, 2005, between Russ Berrie (UK) Limited and Barclays Bank PLC.(39)
10.104	Letter dated March 22, 2006 between the Company and John Wille.*(44)
10.105	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signature pages thereto.(46)
10.106	Lease Agreement, dated August 8, 2006, between Erachange Limited and Russ Berrie (UK) Limited.(48)
10.107
Agreement for the Sale and Purchase of Liberty House Bulls Copse Road Hounsdown Business Park Totton Southampton, SO40 9RB dated October 31, 2006, between Hounsdown, Inc., Russ Berrie (UK) Limited and Garmin (Europe) Limited.(48)
10.108	Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(53)
10.109	Russ Berrie and Company, Inc. Transaction Bonus Plan*(53)
10.110	Employment Agreement, dated as of December 4, 2007, between the Company and Bruce G. Crain*.(54)
21.1	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*
Represent management contracts or compensatory plans or arrangements.

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

(13)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

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

(24)
Incorporated by reference to the Company's definitive Proxy Statement dated March 21, 2003.

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

(49)
Incorporated by reference to Current Report on Form 8-K filed December 29, 2006.

(50)
Incorporated by reference to Current Report on Form 8-K January 7, 2008.

(51)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(52)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(53)
Incorporated by reference from the Current Report on Form 8-K filed on July 17, 2007.

(54)
Incorporated by reference from the Current Report on Form 8-K filed on December 7, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)
April 1, 2008 Date	By:	/s/ ANTHONY CAPPIELLO Executive Vice President and Chief Administrative Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRUCE G. CRAIN Bruce G. Crain, Chief Executive Officer and Director (Principle Executive Officer)	April 1, 2008 Date
/s/ RAPHAEL BENAROYA Raphael Benaroya, Chairman and Director	April 1, 2008 Date
/s/ MARIO CIAMPI Mario Ciampi, Director	April 1, 2008 Date
/s/ FREDERICK J. HOROWITZ Frederick J. Horowitz, Director	April 1, 2008 Date
/s/ LAUREN KRUEGER Lauren Krueger, Director	April 1, 2008 Date
/s/ SALVATORE SALIBELLO Salvatore Salibello, Director	April 1, 2008 Date
/s/ JOHN SCHAEFER John Schaefer, Director	April 1, 2008 Date
/s/ MICHAEL ZIMMERMAN Michael Zimmerman, Director	April 1, 2008 Date

Exhibit Index

Exhibit Numbers
2.3	Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc., LaJobi Industries, Inc. and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.
2.4
Stock Purchase Agreement, dated as of April 1, 2008, among I&J Holdco, Inc., Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.
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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in Thousands)

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$6,271	$2,031
Prepaid expenses and other current assets	132	1,146
Deferred income taxes	—	258
Income tax receivable	—	1,046

Total current assets	6,403	4,481
Investments in and advances to subsidiaries	259,832	229,253
Deferred income taxes	1,423	11,049
Other assets	439	425

Total Assets	$268,097	$245,208

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	3,206	1,395
Other current liabilities	—	313
Income taxes payable	1,841	13,499

Total current liabilities	5,047	15,207
Due to subsidiaries	325,606	308,602
Deferred income taxes	13,139	—
Other long term liabilities	700	—

Total Liabilities	344,492	323,809

Shareholders Deficit
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 26,727,780 and 26,712,780 at December 31, 2007 and 2006 respectively	2,674	2,673
Additional paid in capital	90,844	91,836
Accumulated deficit	(63,830)	(62,960)
Treasury stock, at cost, 5,428,137 shares and 5,636,284 shares at December 31, 2007 and 2006, respectively	(106,083)	(110,150)

Total shareholders' deficit	(76,395)	(78,601)

Total liabilities and shareholders' deficit	$268,097	$245,208

The accompanying notes are an integral part of the condensed financial information.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE I

CONSENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands)

	2007	2006	2005
Net sales	$—	$10,152	$49,346
Cost of sales	—	6,420	34,029

Gross profit	—	3,732	15,317
Selling, general and administrative expenses	9,155	17,366	59,657

Operating loss	(9,155)	(13,634)	(44,340)
Other income (expense):
Interest income (expense)	134	(158)	402
Dividends from subsidiaries	7,405	2,000	—
Other, net	—	145	—

Loss before income tax(benefit) provision	(1,616)	(11,647)	(43,938)
Income tax (benefit) provision	(746)	2,019	5,857

Net loss	$(870)	$(13,666)	$(49,795)

The accompanying notes are an integral part of the condensed financial information.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE I

CONSENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands)

	2007	2006	2005
Net cash (used in) provided by operating activities:	$(6,055)	$89,504	$7,659

Cash flows from investing activities:
Payment for purchase of Applause trade name	—	—	33
Proceeds from sale of property, plant and equipment	—	—	157
Capital expenditures	—	—	(333)
Payment for purchase of Kids Line LLC	—	—	(299)
Investment in Subsidiaries	—	(25,095)	—

Net cash (used in) provided by investing activities	—	(25,095)	(442)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,890	2,907	102
Dividends paid to shareholders	—	—	23,209
Issuance of long-term debt	—	—	53,000
Payments of long-term debt	—	(76,515)	(133,407)
Net borrowings on revolving credit facility	—	—	31,924
Dividends received—intercompany	7,405	500	—

Net cash provided by (used in) financing activities	10,295	(73,108)	(25,172)

Net increase (decrease) in cash and cash equivalents	4,240	(8,699)	(17,955)
Cash and cash equivalents at beginning of year	2,031	10,730	28,685

Cash and cash equivalents at end of year	$6,271	$2,031	$10,730

The accompanying notes are an integral part of the condensed financial information.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE I

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note 1: Basis of Presentation

        The accompanying condensed financial information consists of the accounts of the parent company, Russ Berrie and Company, Inc. ("RB"), and excludes the operations of RB's subsidiaries. Prior to March 14, 2006, the accounts of RB include the assets and liabilities of RB's Eastern United States domestic gift business (the "Eastern Domestic Gift Business"). RB's Western United States and foreign gift business were operated by separate domestic and international subsidiaries of RB and, consequently, such operations are not included in the accompanying condensed financial information. On March 14, 2006, an Assignment and Assumption Agreement and Bill of Sale (the "Assignment") between RB and a newly created Delaware corporation, Russ Berrie U.S. Gift, Inc. ("U.S. Gift") was executed in conjunction with the Giftline Credit Agreement, as discussed in Note 8 of the Notes to the Consolidated Financial Statements. RB agreed to transfer and assign to U.S. Gift substantially all of the domestic Gift segment operating assets previously owned by RB. As a result of the Assignment, RB effectively became a holding company on March 14, 2006. Subsequent to March 14, 2006, RB's operations relate primarily to holding company and general corporate activities, and all operating activities are now being conducted by subsidiaries of RB. The Assignment enabled the Giftline Credit Agreement to be extended directly to U.S. Gift.

        In the condensed financial information of RB, we state our investments in subsidiaries at cost since the date of formation/acquisition. Such financial information and related notes should be read in conjunction with our consolidated financial statements and related notes thereto included in this 2007 Form 10-K.

        The accompanying condensed balance sheets of RB at December 31, 2007 and 2006 include certain "investments in and advances to subsidiaries," and "due to subsidiaries" that relate to inactive, dormant wholly-owned subsidiaries with no operations, that RB has owned for many years as separate legal entities. These subsidiaries' accounts contain the offsetting receivables due from RB, payables due to RB, and equity accounts resulting from RB's investments that eliminate in consolidation with the corresponding accounts on RB's books. As described in Note 2 to the consolidated financial statements, these accounts have been eliminated in consolidation in the consolidated financial statements.

  Reclassification

        Certain prior year amounts have been reclassified to conform to the 2007 consolidated financial statement presentation.

Note 2: Restriction on Payments to RB

        As discussed in Note 8 of the Notes to the Consolidated Financial Statements, the terms of "The Infantline Credit Agreement" executed on March 14, 2006 contain significant limitations on the ability of the Infantline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of RB, or for the purpose of paying their allocable portion of RB's corporate overhead expenses. The provisions of the Infantline Credit Agreement include a cap (subject to certain exceptions) of $2.0 million per year on the amount that can be paid to RB to pay corporate overhead expenses. During 2007 and 2006, $2.0 million was paid annually to RB by the Infantline Borrowers as reimbursement of corporate overhead expenses.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE I

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Note 2: Restriction on Payments to RB (Continued)

        The Giftline Credit Agreement discussed in Note 8 of the Notes to the Consolidated Financial Statements contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of RB or for the purpose of paying RB's corporate overhead expenses. The provisions of the Giftline Credit Agreement include a cap (subject to certain exceptions) on the amount that can be paid to RB for the Gift Segment's allocable portion of RB's corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each year thereafter during the term of the Giftline Credit Agreement. The amount paid by the Infant and Juvenile segment of $2.0 million for each of the years 2007 and 2006 has been recorded on the condensed statements of the registrant.

Note 3: Contingent Liabilities

        In connection with the formation of U.S. Gift, RB assigned to U.S. Gift its rights, and U.S. Gift assumed RB's obligations, to perform under contracts such as leases and royalty agreements relating to the gift business. RB did not receive releases from the other parties to these contracts and, accordingly, remains responsible for the obligations assumed by U.S. Gift by operation of law. Moreover, the Assignment did not by its terms apply to contracts that could not be assigned without the consent of the other party such as certain leases and royalty agreements, unless such consent was obtained. U.S. Gift has agreed with RB that it will perform RB's obligations under such contracts to the maximum extent permitted, and the accompanying condensed financial information of the registrant assumes that all such contracts were assigned. As of December 31, 2007, the aggregate amount of such contingent liabilities for leases and royalty agreements approximates $17.4 million, which is payable as follows: $3.3 million in 2008; $2.8 million in 2009; $2.7 million in 2010; $2.5 million in 2011; $2.5 million in 2012; and $3.6 million thereafter.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expenses	Deductions*	Balance at End of Period
Allowance for accounts receivable:
Year ended December 31, 2005	$2,950	$(131)	$876	$1,943
Year ended December 31, 2006	1,943	700	1,241	1,402
Year ended December 31, 2007	1,402	1,686	799	2,289
Allowance for inventory:
Year ended December 31, 2005	$9,771	$5,072	$3,692	$11,151
Year ended December 31, 2006	11,151	3,425	6,326	8,250
Year ended December 31, 2007	8,250	5,533	7,473	6,310

*
Principally account write-offs and allowance for accounts receivable and disposal of merchandise for inventory.