Form 10-K/A
period 2007-12-31
RUSS BERRIE & CO INC
filed 2008-04-29
CIK 739878

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐           No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2007 was $229.0 million.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 14, 2008, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	21,299,643

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 1, 2008 (the “Original Filing”), Russ Berrie and Company, Inc. (the “Company”) provided certain of the information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2008 Annual Meeting of Shareholders, pursuant to General Instruction G to Form 10-K.  The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely (i) to timely provide such Part III information and (ii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), each Item of the Original Filing that is affected by this Amendment No. 1 has been amended and restated in its entirety.  All other Items of the Original Filing are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1.  Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2007 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of the Original Filing.

DIRECTORS

As of August 9, 2006, investment entities and accounts managed and advised by Prentice Capital Management, L.P. (“Prentice”) purchased 4,399,733 shares of the Common Stock of the Company from The Russell Berrie Foundation (the “Foundation”), pursuant to a share purchase agreement with the Foundation. Also as of August 9, 2006, D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”) purchased 4,399,733 shares of Common Stock from the Foundation pursuant to a share purchase agreement with the Foundation. The total of 8,799,466 shares of Common Stock purchased by the Prentice entities and Laminar as described above (collectively, the “Purchases”), represent approximately 41% of the Company’s outstanding shares of Common Stock. The Company was not a party to either share purchase agreement nor did it receive any of the proceeds from the Purchases.

In connection with the Purchases, as of August 10, 2006, the Company entered into an Investors’ Rights Agreement (as amended, the “IRA”), with Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, S.A.C. Capital Associates, LLC, PEC I, LLC, Prentice Special Opportunities Master, L.P. and Prentice Special Opportunities, LP (collectively, the “Prentice Buyers”) and Laminar. Pursuant to the IRA, and subject to the limitations set forth therein, the Company has generally agreed, among other things, to nominate for election with respect to all stockholders meetings or consents concerning the election of members of the Board of Directors of the Company (the “Board”), two persons designated by Prentice (“Prentice Directors”), and two persons designated by Laminar (“Laminar Directors”), provided, that the number of Prentice Directors and Laminar Directors shall be decreased as set forth in the IRA if the number of shares of Common Stock held by Prentice or Laminar, as applicable, decreases to specified levels set forth therein; and provided further, that at any time that Prentice shall have the right to designate more than one Prentice Director, at least one of such designees shall be an Independent Director, and at any time that Laminar shall have the right to designate more than one Laminar Director, at least one of such designees shall be an Independent Director (defined generally as (i) “independent” for purposes of the governance rules of the New York Stock Exchange and (ii) “independent” under such rules if Prentice and Laminar were the listed company with respect to which independence is being determined). The Company has waived the requirement set forth in clause (ii) above for Laminar until February 2008 and for Prentice during a portion of 2007 and for 2008. Messrs. Zimmerman and Ciampi are the current Prentice Directors; and Mr. Schaefer and Ms. Krueger (formerly Robertsen) are the current Laminar Directors.

The following table sets forth certain information regarding each of the directors of the Company.  The information set forth below concerning the directors has been furnished by them to the Company. Age and other information is as of April 15, 2008.

Name	Age	Director Since	Principal Occupation; Other Public Directorships*
Raphael Benaroya(2)(4)	60	1993

Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., which operates a chain of retail specialty stores, from 1989 until its sale in October 2007 to Redcats USA, a division of PPR, a French public company, and continued as President and Chief Executive Officer thereafter until March 2008. Mr. Benaroya is also Managing Director of American Licensing Group, L.P., a company specializing in consumer goods’ brand name licensing, and a member of the Board of Managers of Biltmore Capital, a financial company which invests in secured debt.

Mario Ciampi (1)	47	2007

Mr. Ciampi is currently a partner of Prentice(7), a New York-based private investment firm. From October 2004 to May 2006, he served as President of Disney Store—North America, a division of The Children’s Place Retail Stores, Inc., a specialty retailer of children’s merchandise. From 1996 to September 2004, he served in various capacities for

Name	Age	Director Since	Principal Occupation; Other Public Directorships*
			The Children’s Place, most recently as Senior Vice President—Operations. Mr. Ciampi was elected to the Board of the Company at the 2007 Annual Meeting of Shareholders.

Bruce G. Crain(4)(5)	47	2007

As of December 4, 2007, Mr. Crain became President and Chief Executive Officer of the Company. Also as of such date, pursuant to his employment agreement with the Company, Mr. Crain was duly elected to the Board to fill the vacancy created by the retirement of Mr. Gatto. Since March 2007 until such appointment, Mr. Crain had provided consulting services to the Company. Previously, Mr. Crain served in various executive capacities for Blyth, Inc., a NYSE-listed multi-channel designer and marketer of home decor and gift products, from 1997 to September 2006, including Senior Vice President (Corporate) from 2002 to 2006, a member of the Chairman’s Office Executive Committee from 2004 to 2006, Group President of the worldwide Wholesale Group segment from 2004 to 2006, President of the Home Fragrance Group from 2002 to 2004 and President of the European Affiliate Group from 1999 to 2001.

Frederick J. Horowitz(1)(3)	43	2006	Since 2001, Mr. Horowitz has been the Chairman and CEO of A.P. Deauville, a value brand personal care company. Mr. Horowitz was elected to the Board of the Company on June 29, 2006.

Name	Age	Director Since	Principal Occupation; Other Public Directorships*
Lauren Krueger (1)(2)(4)	33	2006

Ms. Krueger joined the D. E. Shaw group in 2003, and since 2006, has served as a vice president in D. E. Shaw group’s credit-related opportunities unit, and a vice president of D. E. Shaw & Co., L.P., which is an affiliate and investment advisor of Laminar, a private investment fund focusing primarily on credit opportunity-related investment strategies.(7) Ms. Krueger was an associate in the restructuring group at Lazard Freres & Co. LLC, an investment bank, from 2002 to 2003. Ms. Krueger was elected to the Board of the Company on October 5, 2006. Ms. Krueger also serves as a director of The Parent Company, a commerce (toys, baby products and electronics), content and new media company for growing families, which is controlled by Laminar, and The Boyds Collection, Ltd., a manufacturer of gifts and collectibles, also controlled by Laminar.

Salvatore M. Salibello(2)(3)	62	2006

Mr. Salibello founded Salibello & Broder LLP, a certified public accounting firm, in 1978, and is currently the firm’s managing partner. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Salibello currently sits on the Board of Directors of three closed-end mutual funds (Gabelli Dividend and Income Trust Fund, Gabelli Global Utility and Income Trust, and Gabelli Global Gold Nat’l Rest. Inc. Trust). Mr. Salibello was elected to the Board of the Company on June 29, 2006.

John Schaefer (3)	49	2008

From December 2007 to the present, Mr. Schaefer has been a board member and special consultant to the Board of Pierre Foods, Inc., a producer of food and bakery products. From February 1998 through April 2007, Mr. Schaefer has held various

Name	Age	Director Since	Principal Occupation; Other Public Directorships*

positions, including that of President and Chief Executive Officer (April 2005 - April 2007), President, Chief Operating Officer, Chief Financial Officer and Director (July 2004 to April 2005), and Chief Financial Officer (April 2001 - July 2004), with Cornerstone Brands, Inc., a family of catalog companies for the home, leisure and casual apparel, including Ballard Designs, Frontgate, Garnet Hill, Improvements, and Smith+Noble. Prior thereto, he was Chief Operating Officer and Chief Financial Officer of Eastbay, Inc. (August 1992 - February 1998), a direct marketer of athletic footwear and apparel. Mr. Schaefer is also a director of The Parent Company, a commerce (toys, baby products and electronics), content and new media company for growing families, which is controlled by Laminar(7). Mr. Schaefer became a member of the Board of the Company on February 14, 2008.

Michael Zimmerman(2)(4)	38	2006

Mr. Zimmerman founded Prentice (7) in May 2005 and has been its Chief Executive Officer since its inception. Prior thereto, he managed investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based hedge fund, from 2002-2005. Mr. Zimmerman also serves as a director of The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items. Mr. Zimmerman was elected to the Board of the Company on October 5, 2006.

*                      The directorships listed with respect to Mr. Benaroya are with privately-held companies.

(1)               Member of Compensation Committee of the Board.

(2)               Member of Nominating/Governance Committee of the Board.

(3)               Member of Audit Committee of the Board.

(4)               Member of the Executive Committee of the Board. Mr. Crain is an ex officio member of this committee.

(5)               Member of the Executive Management Committee. This committee provides the Chief Executive Officer with a platform to discuss and receive input with respect to business strategies, product development, sourcing of products and other matters related to the affairs of the Company.

(6)               In accordance with the employment agreement between the Company and Mr. Crain, Mr. Crain may terminate his employment with the Company for “good reason” for any failure to nominate him as a member of the Board during his employment under such agreement.

(7)               See “Security Ownership of Certain Beneficial Owners” table below.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own beneficially more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such Section 16(a) forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with on a timely basis except that:  (i) Chris Robinson, President — International Division, filed a late Form 4:  (A) on November 16, 2007 with respect to (x) the exercise of 30,200 options on June 28, 2007 and the subsequent sale of the underlying Common Stock on such date, and (y) the exercise of 1,618 options on June 29, 2007 and the subsequent sale of the underlying Common Stock on such date; and (B) on February 26, 2008 with respect to the exercise of 7,400 options on November 16, 2007 and the subsequent sale of the underlying Common Stock on such date; (ii) Daniel Posner and Lauren Krueger (formerly Robertsen), each members of the Company’s Board, each filed a late Form 4 on January 7, 2008 with respect to the grant of 15,000 options to each of them on December 27, 2007 (each disclaims beneficial ownership of such options in his and her respective Form 4); and (iii) Arline Wall, Senior Vice President - Product Development and Marketing, filed a late Form 4 on February 26, 2008 with respect to the exercise of 1,326 options on December 21, 2007 and the subsequent sale of the underlying Common Stock on such date.

Audit Committee

The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Messrs. Salibello (Chair), Horowitz and Schaefer.

Audit Committee Financial Expert

The Board of Directors of the Company (the “Board”) has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the New York Stock Exchange.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer and principal financial officer (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.russberrie.com, by clicking onto the words “Corporate Governance” on the main menu and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 111 Bauer Drive, Oakland, New Jersey 07436, Attention: Secretary. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.

New York Stock Exchange Certification

The certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange listing standards, section 303A.12(a), relating to the Company’s compliance with such exchange’s corporate governance listing standards, was submitted to the New York Stock Exchange on December 19, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The “Committee” as used in this section refers to the Compensation Committee of the Board. “Named executive officers” or “NEOs” refer to the individuals set forth in the Summary Compensation table below, and “CEO” or “CEOs” refers to our President and Chief Executive Officer at the relevant date of determination (Mr. Gatto through December 3, 2007 and Mr. Crain thereafter).

COMPENSATION PHILOSOPHY AND OVERVIEW

We feel that the overall compensation levels of our executives (including our NEOs) should be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, however, we believe that compensation should be set at responsible levels, reflecting our continued focus on improving sales and margins, controlling costs and creating value for our shareholders. At the core of our compensation philosophy is our belief that compensation should be linked to performance. We believe that offering a competitive total compensation package to executives that incorporates a reward-for-performance philosophy helps achieve these objectives.  As a result, a substantial portion of the compensation of our executive officers is based upon achievement of corporate objectives as well as individual performance goals and initiatives. We also believe that total compensation and accountability should generally increase with position and responsibility. Consistent with this view, opportunities under our incentive compensation program typically represent an increasing portion of total compensation as position and responsibility increase, as individuals with greater responsibility have greater ability to influence the Company’s achievement of targeted results and strategic initiatives. Similarly, equity-based awards generally represent a higher portion of total compensation for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation.

ELEMENTS OF 2007 EXECUTIVE COMPENSATION

We designed our 2007 executive compensation program to support our specific business strategies and operational plans.  Different elements of our compensation program are geared to short and longer-term performance measures with the ultimate goal of increasing stockholder value over the long term.  We believe that the mix and level of compensation for an executive should also recognize the importance of the executive to the Company and competition for that executive’s talent.

The material elements of our 2007 executive compensation program (which includes the compensation of our NEOs) were:  (i) base salary, (ii) annual cash incentive compensation and (iii) awards of stock options and restricted stock.  Our 2009 Equity Incentive Plan, if duly approved by the Board and thereafter by the shareholders of the Company at the 2008 Annual Meeting of Shareholders, will give the Committee even greater flexibility to grant other types of equity-based awards in 2009 and beyond, including stock appreciation rights, stock units, performance awards, dividend equivalent rights and non-restricted stock, in order to meet our changing competitive landscape and respond to the regulatory, tax and accounting environment in which we operate.

WHY WE CHOOSE TO PAY EACH ELEMENT

We provide cash compensation in the form of base salary and annual incentive compensation. The objective of base salary is to provide current compensation that reflects job responsibilities, value to the Company and individual performance, while maintaining market competitiveness.

The objective of cash incentive compensation is to assure that a significant portion of total compensation is based on a reward of superior performance with respect to specific objectives, initiatives and strategic goals.  The opportunity for a more significant award increases when both the Company or a specific operating group and the executive achieve high levels of performance. Commencing in 2005, we initiated our Incentive Compensation Program for specified employees (the “IC Program”). The IC Program was established to provide designated employees of the Company and its subsidiaries with an opportunity, in each year that the IC Program is in effect, to earn substantial cash remuneration beyond their base salary based on: (i) the attainment of specified operating objectives by the Company (or specified divisions thereof), (ii) fulfillment of specified individual goals and objectives established for specified participants, and (iii) fulfillment of:  (x) individual initiatives established for specified participants and (y) initiatives to be mutually agreed upon by such participants and their direct supervisors. The objectives of the IC Program are to, among other things, (1) more closely align participants’ interests with those of shareholders, (2) reward participants for contributing to the short and long-term growth of the business, (3) provide participants with a more meaningful role in the attainment of maximum compensation levels, (4) provide a competitive platform for compensation vis-à-vis the marketplace, and (5) serve as a recruitment and retention tool.  Incentive compensation awards under the IC Program are based on specified percentages of base salary. The determination of such percentages is discussed below, and with respect to our named executive officers in 2007, ranged from a maximum potential payment of approximately 60% to 120% of base salary in the event that the maximum targets and the highest level of individual objectives and initiatives were achieved.  See “Operation of the 2007 IC Program” below for a detailed discussion of potential and actual cash incentive compensation awarded to the NEOs in 2007.

Awards of stock options and restricted stock are used to provide our executives with upside opportunity with the improvement of the Company’s stock price and to provide incentives for retention, as such awards vest over time. In addition, we feel that option awards align the interests of our executives with those of our shareholders, support the Company’s pay-for-performance philosophy (e.g., all the value received by the recipient from a stock option is based on the growth of the stock price above the option price, and correspondingly, the recipient is both incentivized to perform in a manner designed to increase shareholder value and exposed to the risk of the effect of negative performance on the Company’s stock price), foster employee stock ownership, and focus the management team on increasing value for the shareholders. As a result, a substantial portion of most equity awards takes the form of stock options.  In addition, stock options help to provide a balance to the Company’s overall compensation program, as the IC Program focuses on the achievement of annual performance targets, objectives and initiatives, whereas the vesting period of stock options generally encourages executive retention and creates incentive for increases in shareholder value over a longer term. See the section captioned “ACCOUNTING CONSIDERATIONS” below for information with respect to the acceleration of the vesting of certain options.  We use restricted stock awards to help align the interests of executives with those of the stockholders, foster employee stock ownership, contribute to the focus of the management team on increasing value for the stockholders, and encourage executive retention (through a multi-year vesting period).

HOW WE CHOOSE AMOUNTS FOR EACH ELEMENT OF OUR COMPENSATION PROGRAM

We structure the size of the various elements awarded to all of our executives (including the NEOs) by balancing the interests of shareholders with the competitive need to provide an attractive overall compensation program.  Although we do not have an exact formula for allocating among the different elements of our executive compensation program, including the division between cash and non-cash compensation and short and long-term incentives, we do ensure that a significant percentage of any executive’s aggregate compensation package (including that of the NEOs) is contingent upon either Company or operating group results as well as individual behavior, as is more fully discussed below.

We believe that the various components of our compensation package together provide a strong link between compensation and performance on both the individual and Company level. We do not believe that compensation should be based on the short-term performance of our stock, whether favorable or unfavorable, because we feel that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives. Similarly, as we constantly strive for improved Company performance, amounts realizable from compensation awarded or earned in the past are treated as one factor of many considered in setting other elements of compensation.

The particular amount of each element of our executives’ compensation (including that of the NEOs) for a particular year is determined by or with the approval of the Committee, which uses the following “considerations”, among others, in making such determinations:  (i) the performance of the Company or the relevant operational group, (ii) the results of an annual executive assessment for each executive for the previous year; (iii) the anticipated difficulty of achieving stated goals and objectives in the coming year; (iv) the value of each executive’s unique skills and capabilities to support long-term performance of the Company; (v) the contribution of each executive as a member of the executive management team; (vi) the scope and relative complexity of the individual’s responsibilities; (vii) competitive market and industry information, including periodic reports on performance versus a peer group of companies; (viii) the recommendations of our compensation consultant, if any; (ix) the contributions of such executive beyond his or her immediate area of responsibility; and (x) internal pay equity. Certain of these considerations are given greater weight depending on the element of compensation under consideration, as is discussed with respect to each element below.

Although we do not put a premium on “benchmarking”, the Compensation Committee engaged James F. Reda and Associates, LLC (“REDA”) in 2007 to provide information and assist in the establishment of the overall compensation package for the Company’s NEOs and certain other key executives for 2007 and 2008.  REDA was instructed to prepare an analysis of the cash compensation, short-term and long-term incentive compensation of such executives at peer companies comparable in size and industry to ours.  The peer companies used in this analysis were: Blyth, Inc., Boyds Collection Ltd., Build-A-Bear Workshop, Inc., CSS Industries, Inc., Enesco Group, Inc., Lenox Group, Inc., Libbey Inc., Lifetime Brands, Inc., RC2 Corp., Vermont Teddy Bear Co., Inc., and Yankee Candle Co., Inc.  These particular companies were chosen because they are in similar or related businesses or are similar in size to us.  In connection with the preparation of such analysis, REDA spoke with members of our Compensation Committee, certain of our executive officers and other employees in our human resources and legal department to obtain historical data and insight into previous compensation practices. At the direction of the Compensation Committee, REDA also reviewed briefing materials prepared by management and advised the Compensation Committee on matters included in the materials, including the consistency of proposals with its compensation philosophy and comparisons to programs at the companies discussed above and comparisons to other broad-based market surveys.  Our Compensation Committee took REDA’s recommendations into consideration when setting executive compensation for fiscal 2007, however, REDA’s recommendations constituted only one of the many factors considered by the Committee in its overall determination.  In addition, the Committee did not attempt to maintain a specific target percentile with respect to a specific list of benchmark companies, but instead used the analysis of peer group companies discussed above to determine whether the Company’s compensation program is generally competitive with that of others in similar industries.  See “BENCHMARKING” below.

In addition to the foregoing, in making decisions with respect to any element of an executive’s compensation, the Committee considers the total compensation that may be awarded to such individual.  The goal of the Committee is to set aggregate compensation levels that are reasonable, when all elements of potential compensation are considered.  To aid in this analysis, the Committee uses tally sheets for each executive officer detailing such officer’s base salary, annual cash incentive award opportunity and payout, equity-based compensation, perquisites and other benefits.  The tally sheets also show holdings of the Company’s Common Stock by such executive, as well as amounts payable upon termination of employment under various circumstances, including: (i) normal and early retirement; (ii) death and disability; (iii) voluntary termination; (iv) involuntary (not for cause) termination; (v) termination for cause; and (vi) termination following a change in control.  The 2007 tally sheet amounts differ from the amounts set forth in the Summary Compensation Table because, among other things: (i) base salary reflects current amounts, whereas the Summary Compensation Table reflects the base salary amount during the entire year (base salaries may have increased during the year), (ii) annual incentive cash compensation amounts include potential awards, while the Summary Compensation Table reflects the actual amount earned in 2007, and (iii) annual equity awards are valued at full grant date value instead of the amount required to be included in the Summary Compensation Table.  The Committee uses these tally sheets to estimate the total annual compensation of our executives, to review, in one place, how a change in the amount of each compensation component affects each NEO’s total compensation, and to provide perspective on payouts under a range of termination scenarios.

As a general matter, if the Committee determines that the wealth accumulation of a particular executive and/or the potential payout resulting from the termination of his or her employment is excessive and/or unjustified, unless limited by contract, the Committee may use its discretion to adjust one or more elements of compensation for such executive.  The Committee did not determine that any downward adjustments were required with respect to any NEO compensation packages or elements for 2007.

In general, we choose base salaries that are competitive relative to similar positions at companies of comparable size in our industry, in order to provide us with the ability to attract, retain and motivate employees with a proven record of performance.  However, we do not “benchmark” base salaries (see “BENCHMARKING” below).  Amounts attainable under our IC Program are meant to assure that a significant portion of total compensation is based on a reward of superior performance with respect to specific objectives, initiatives and strategic goals.  Our policy for allocating between long-term and currently paid compensation is to establish adequate base compensation to attract and retain personnel, while providing sufficient incentives to maximize long-term value for our shareholders.  As discussed above, the Company weights compensation for the executives with more responsibility (including the NEOs) more toward variable, performance-based compensation elements than for less senior employees.  Based on the Summary Compensation Table below, 2007 compensation for the NEOs was allocated as follows:

Base Salary	69.6%
Short-Term Incentives:	24.8%
Long-Term Incentives:	1.0	%*
Other	4.6	%**

*    Note that as equity grants to NEOs were made on December 27, 2007, an extremely small portion of the grant date fair value of such awards is reflected in the Summary Compensation Table for 2007 (had these equity grants been made on January 1, 2007, instead of December 27, 2007, compensation expense for the NEOs in the aggregate would have been 14.9% of total NEO compensation as set forth in the Summary Compensation Table for 2007).  See the “2007 Grants of Plan-Based Awards” table below for the grant date fair value of restricted stock and option awards in 2007.  Previous stock options granted to the NEOs were all deemed vested as of December 28, 2005.

**  Note that for the purposes of this chart, the “Other” category excludes severance amounts paid or accrued on behalf of Messrs. Gatto and O’Reardon (in order to avoid the distorting effect of such payments for 2007).

We feel that the foregoing mix of long and short-term incentives provides sufficient rewards in the short-term to motivate near-term performance, while at the same time providing significant incentives to keep our executives (including the NEOs) focused on longer-term corporate and divisional goals that drive increasing shareholder value.

ONGOING PROCESS

Evaluation of executive performance and consideration of our business environment are year-round processes which culminate in the annual executive assessments discussed above.  In addition to the involvement of the Committee in the determination of performance targets and objectives, meetings of the Committee or the full Board over the course of the year include reviews of financial reports on year-to-date performance versus budgeted performance and prior year performance, review of information on each executive’s stock ownership and option holdings and estimated grant-date values of stock options, and review of tally sheets setting forth the total compensation of the named executive officers.

ROLE OF MANAGEMENT

Senior management plays an important role in our executive compensation decision-making process, due to its direct involvement in and knowledge of the business goals, strategies, experiences and performance of the Company and its various operational units. With respect to our executive incentive compensation program (which is described in detail below), the Committee engages in active discussions with the CEO concerning:  (i) who should participate in the program and at what levels, (ii) which performance metrics should be used in connection with different operational groups, and (iii) the determination of performance targets, as well as individual goals and initiatives for the coming year, where applicable, and whether and to what extent criteria for the previous year have been achieved. The CEO is advised by the other senior executives of the Company in recommending and determining the achievement of individual goals and initiatives for those executives that do not report directly to him. With respect to equity grants, the CEO makes recommendations to the Committee as to appropriate grant levels for executives. In making these recommendations, the CEO is advised by the other senior executives with respect to those executives that do not report directly to him. The Committee reviews the appropriateness of the recommendations of the CEO with respect to the foregoing and accepts or adjusts such recommendations in light of the “considerations” applicable to the relevant element of compensation (discussed with respect to each element below). In addition, the senior executives of the Company are involved in the compensation-setting process through:  (i) their evaluation of employee performance used in connection with the annual executive assessments, and (ii) their recommendations to the CEO and/or Committee with respect to base salary adjustments. Senior executives also prepare meeting information for the Committee upon request.

ANALYSIS OF DECISIONS WITH RESPECT TO OUR 2007 COMPENSATION PROGRAM

Base Salaries

A minimum base salary for the CEOs and Mr. Cappiello was determined by each of their respective employment agreements. See the section captioned “Employment Agreements and Arrangements” following the Summary Compensation Table for a description of the material terms and considerations with respect to such employment agreements.  The Committee annually reviews and approves base salary adjustments for the named executive officers as part of the annual executive assessments, and at the time of any promotion or other change in responsibilities. In this context, the Committee does not rely on predetermined formulas or a limited set of criteria, however, the following “considerations” factor most heavily in the determination of base salary adjustments:  (i) the results of the executive assessment for such executive for the previous year; (ii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iii) competitive market and industry information, including a review of national and regional compensation surveys with respect to base salary increases for the year; (iv) the nature and responsibility of the executive’s position, (v) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent and services, (vi) the recommendations of our compensation consultant, if any, and (vii) the consumer price index increase for the applicable geographic region for the applicable year. In recognition of cost of living increases, the fact that base salary increases were generally not provided to the NEO’s for 2006, and the substantial success of our Profit Improvement Program (“PIP”) during 2006, but counterbalanced by our ongoing focus on cost-containment measures, increases of approximately 5% were made to the base salaries of our NEOs for 2007 (other than Mr. Gatto, whose base salary remained level, Mr. Bialosky, who had received a base salary increase in connection with a promotion in December 2006, and Mr. Crain, whose employment commenced in December of 2007).  See the “Summary Compensation Table” below for base salaries of our named executive officers during 2007. With respect to 2008, base salaries for all domestic executives (other than Mr. Crain) were increased 3.2%, representing a cost of living adjustment, discounted by approximately 20% from prevailing broad-based market increases for executives for the year.

2007 Cash Incentive Compensation

The IC Program was in effect for 2007 and will be in effect for 2008 as well. Mr. Gatto was included in the IC Program in 2006 and 2007 in lieu of certain incentive compensation provisions of his employment agreement, which were similar in operation to the IC Program. Mr. Crain’s incentive compensation program is discussed under “Employment Contracts and Arrangements” below, and commences in 2008.  Mr. Bialosky did not participate in the IC Program in 2007 because, as detailed in the IC Program, members of the Company’s sales force are generally not eligible to participate therein. As described below, however, Mr. Bialosky was eligible to receive a cash bonus in 2007 based upon various performance metrics associated with: (i) sales, (ii) gross margins, (iii) direct selling expenses and (iv) inventory, in each case with respect to our domestic gift business, which are Mr. Bialosky’s principal areas of responsibility.

Although Mr. O’Reardon retired prior to the payment of amounts for 2007 in respect of the IC Program (and was therefore not entitled to receive any amounts with respect thereto), as a result of his employment for most of 2007, his service to the Company for over 26 years, and his continuing efforts on behalf of the Company as a consultant, the Committee used its discretion to award Mr. O’Reardon approximately 83% of the IC Award to which he would have otherwise been entitled for 2007.  See “Employment Contracts and Arrangements” below.

Operation of the 2007 IC Program

(a)     General

Subject to certain specified exclusions set forth in the IC Program, participants consist of senior employees who work in specified operational groups of either the Company or its subsidiaries selected on an annual basis by the CEO in his sole discretion in consultation with the heads of business units and certain senior executives of his choice, in each case as approved by the Committee. Participants generally have the rank of vice president or above, but titles are not determinative. The operational groups in 2007 consisted of:  (i) corporate participants, (ii) gift participants, (iii) Sassy participants and (iv) Kids Line participants. The corporate participants for 2007 consisted of all NEOs other than Mr. Crain, who is not eligible for cash incentive compensation until 2008, Mr. Bialosky, who does not participate in the IC Program, and Mr. Robinson.  For 2007, gift participants were divided into three separate participation groups:  domestic gift participants, specified senior-level international gift participants (two individuals in 2007, including Mr. Robinson), and remaining international gift participants. In 2006, as a result of the events described in the “Special Considerations for 2006” section of the Proxy Statement with respect to the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), there was one worldwide gift participant group.  Due to the completion or inapplicability of such factors during 2007, the Committee determined that this amalgamation was no longer necessary or appropriate.

Participants are eligible to participate in the IC Program at specified levels (expressed as a percentage of annual base salary). The percentage for each participant (such participant’s “Applicable Percentage”) was recommended for 2007 by Mr. Gatto and approved by the Committee. We believe the levels chosen are appropriate to ensure that a significant portion of all of our executives’ total compensation is contingent upon the achievement of specified corporate objectives, as well as individual performance goals.  Towards that end, the Applicable Percentages of all participants in the IC Program range from 15% to 100% of base salary.  Unless a specified percentage is set forth in an employment agreement (as in the case of Mr. Gatto and Mr. Crain), approval of a participant’s Applicable Percentage is based primarily on the following “considerations”:  (i) the results of the annual executive assessment for such executive for the previous year; (ii) the anticipated difficulty of achieving stated goals and objectives in the coming year, (iii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iv) the contribution of such executive as a member of the executive management team; (v) the contributions of such executive beyond his immediate area of responsibility; and (vi) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent.  NEOs, as a result of their higher responsibility levels and greater ability to impact Company performance, generally have Applicable Percentages in excess of those of less senior executives.  During 2007, the Applicable Percentage and operational group for each named executive officer (other than Messrs. Crain and

Bialosky) was as set forth in the table in paragraph (b) below (of the participating NEOs, only Mr. Goldfarb’s Applicable Percentage increased from his 2006 level, in recognition of his performance and increased responsibilities resulting from his promotion to Senior Vice President during 2006 and his assumption of managerial responsibility for the Human Resources department in addition to the Legal department).

Each participant’s annual base salary multiplied by such participant’s Applicable Percentage equals a number (the “IC Factor”) that is used to determine such participant’s total incentive compensation which may be earned for the relevant year. As is explained below, however, the maximum amount of compensation that can be earned under the IC Program is greater than the IC Factor in the event that “stretch” goals are achieved by the Company.

With respect to the 2006 IC Program, potential incentive compensation for corporate participants was comprised of two separate components: a corporate performance component and a combined individual goals, objectives and initiatives component.  In response to the view of the Committee that measures of corporate performance are more appropriate for corporate participants than for participants in other operational groups, however, for 2007, the Company eliminated the individual goals and initiatives component of the IC Program for such participants. The purpose of this change was to:  (i) incentivize the corporate participants to pursue those objectives that are determined by the Board to be in the Company’s best interests throughout the year, (ii) encourage team-building and pursuit of common objectives that directly impact shareholder value and de-emphasize individual performance, and (iii) link the bonus of corporate participants more directly to overall corporate performance. In order to provide a modest opportunity for the Committee to reward extraordinary individual performance in the absence of the achievement of specified corporate objectives, a discretionary bonus pool for 2007 of up to an aggregate maximum of $150,000 was made available to be awarded to corporate participants by the Committee in its sole discretion, after consultation with the CEO or Board/Committee members, as applicable.  This discretionary bonus pool was not utilized for 2007.  For all other participant groups (other than the specified international gift participants including Mr. Robinson), compensation under the IC Program for 2007 was comprised of three separate components: a corporate component, an individual goals and objectives component and an individual initiatives component. Basing a portion of awards on individual goals, objectives and initiatives allows the Committee to play a more proactive role in identifying performance objectives beyond purely financial measures, including, for example, exceptional performance of an individual’s functional responsibilities as well as leadership, innovations, creativity, collaboration, growth initiatives and other activities that are critical to driving long-term value for shareholders.  Each component may entitle a participant to earn a specified percentage of the IC Factor, as described below.

(b)     Establishing Corporate Objectives and Calculating the Corporate Component

Corporate objectives for each operational group consist of three separate levels of achievement (“Targets”) with respect to one or several specified measures of operating performance each year, such as operating income, EBITDA, etc. (the “Chosen Metric”). Both the Chosen Metric and the Targets required are recommended by the CEO on an annual basis and approved by the Committee. The Chosen Metric for all participant groups during 2007 (and until such time as they are changed) was EBITDA (either consolidated or that of a specified operating group, as applicable), which is defined for this purpose as net income before net interest expense, provision for income taxes, depreciation, amortization and other non-cash, special or non-recurring charges (as determined by the Company). The Committee believes EBITDA to be an appropriate metric by which to measure performance in recognition of the flexibility needed to counterbalance special circumstances that affect the Company from time to time. There is no requirement that the Targets be based on or refer to budgeted levels of operating performance, or to any other plan or projection with respect to the Company’s business, although the Targets are typically based on budgets for the relevant year. Targets are calculated to include a reserve to fund IC payments.  We have not disclosed target levels for the corporate component of the IC Program because we believe such disclosure will cause competitive harm to the Company with regard to various short-term business strategies and goals.  The Targets were set at amounts that exceeded 2006 results.

The Targets are based on consolidated Company performance for corporate participants.  Targets with respect to the corporate component for (i) domestic gift participants were based on worldwide gift EBITDA, (ii) the remaining international gift participants (none of the NEOs in 2007) were based on various measures of international gift EBITDA, and (iii) the two specified international gift participants (including Mr. Robinson) were based on the gift EBITDA of distinct geographic areas to encourage them to work towards the achievement of results within and beyond their immediate areas of responsibility.  Targets for the corporate component for Sassy and Kids Line participants are based on Sassy and Kids Line EBITDA, respectively.  Mr. Robinson’s incentive compensation is discussed below.

For all participant groups during 2007 (other than corporate participants and the two specified international gift participants as discussed below), 50% of such participant’s IC Factor was designated the “Part A Amount”. The Targets consist of the following:  (i) a specified minimum level of achievement in the Chosen Metric (the “Minimum Target”) required to earn an amount equal to 20% of a participant’s Part A Amount, (ii) a specified level of achievement in the Chosen Metric in excess of the Minimum Target (the “Target”) required to earn an amount equal to 100% of a participant’s Part A Amount, and (iii) a specified level of achievement in the Chosen Metric in excess of the Target (the “Maximum Target”) required to earn an amount equal to 200% of a Participant’s Part A Amount (or 100% of the IC Factor). In general, the Minimum Target was established to reward achievement of a significant percentage of budgeted performance targets. Achievement of the Target would generally represent a slight “stretch”, representing how the Company would perform if it achieved budgeted amounts, recognizing that the budgets are generally set at slightly optimistic levels, whereas the Maximum Target was designed to be a true “stretch” goal for the Company or the relevant operational group. From 2005 (the first year that the IC Program was in effect) through 2007, with respect to the corporate objectives, we achieved performance as follows: (i) for 2005, gift and Sassy participants did not achieve the Minimum Target and Kids Line participants reached the Target, (ii) for 2006, corporate and Kids Line participants achieved results in excess of the Target, worldwide gift participants reached the Minimum Target but not the Target, and Sassy participants did not reach the Minimum Target, and (iii) for 2007, corporate participants and the two specified international gift participants reached the Minimum Target but not the Target, all other gift and Kids Line participants reached the Target, and Sassy participants did not reach the Minimum Target. The Maximum Target was not achieved by any participant group in any of these years.  From 2005 through 2007, maximum payout percentages for the current named executive officers with respect to the corporate objective ranged from zero percent to 82.5% percent of the participant’s total award opportunity. Generally, the Company seeks to maintain the relative difficulty of achieving the target levels from year to year.  As a result of the elimination of each of the individual goals and objectives and individual initiatives for corporate participants, corporate participants in 2007 (all NEOs other than Mr. Crain, Mr. Bialosky and Mr. Robinson) were eligible to earn 20% of their IC Factor in the event of achievement of the Minimum Target, 100% of their IC Factor in the event of achievement of the Target, and 200% of their IC Factor in the event of achievement of the Maximum Target.

Amounts earned for achievement of results between (i) the Minimum Target and the Target, and (ii) the Target and the Maximum Target, are in each case determined by a straight-line interpolation. No amounts are paid for achievement of results in excess of the Maximum Target. No amounts are paid for achievement of results below the Minimum Target. The Chosen Metric may change from year to year, different measurements may be used for different operating groups within the same year, and the Targets are expected to change each year. In determining whether any of the Targets were achieved for the year, the Committee may exercise its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events reported in the Company’s public filings that it believes were not driven by the current performance or that otherwise had a distorting positive or negative impact relative to the performance of our executives.  With respect to 2007, the Committee, recognizing the substantial achievements in the Company’s gift segment (which significantly outperformed its Target) utilized this discretion to award each of Messrs. Cappiello and Goldfarb an additional $75,000, based on such individuals’ substantial efforts in achieving the Company’s goals with respect to the ongoing restructuring efforts in such segment.  To the extent appropriate, the CEO or a participant’s direct supervisor, as applicable, also considers the nature and impact of unusual or extraordinary events in the context of ascertaining whether and to what extent the individual goals, objectives and initiatives discussed below have been achieved, although no such discretion was applied with respect to 2007.

Mr. Robinson’s 2007 Incentive Compensation

For purposes of the following discussion, note that although Mr. Robinson’s compensation is determined in British Pounds Sterling, we have converted all such amounts to U.S. dollars by application of a conversion rate of £1.00 to $2.0017, which represents the average exchange rate for fiscal 2007.

Like the corporate participants, for 2007, Mr. Robinson’s incentive compensation arrangement did not include individual goals and objectives or individual initiatives (for similar reasons, in that as a business unit head, the Committee wanted to encourage team-building and the pursuit of common objectives that directly impact shareholder value, as well as emphasizing his contribution to corporate performance, as he is responsible for European gift operations, in addition to oversight of the Company’s global gift business other than domestic gift operations). In addition, the Committee’s objective for 2007 was to create a reward opportunity for Mr. Robinson that would encompass each geographic area that could be influenced by his performance.  As a result, Mr. Robinson’s incentive compensation arrangement for 2007 was based upon achievement of specified EBITDA levels in three distinct geographic areas of the Company’s gift business: (i) international gift EBITDA, (ii) worldwide gift EBITDA, and (iii)

European gift EBITDA.  Mr. Robinson has an Applicable Percentage of 60%, for an IC Factor of $205,495. 50% of Mr. Robinson’s IC Factor was designated the “International Determinative Amount”; 30% of Mr. Robinson’s IC Factor was designated the “Worldwide Determinative Amount”; and 20% of Mr. Robinson’s IC Factor was designated the “European Determinative Amount”.  Three different targets for each of the three geographic areas set forth above consisted of the following:  (i) a specified minimum level of achievement (the “Minimum Robinson Target”) required to earn an amount equal to 20% of each of the International Determinative Amount, the Worldwide Determinative Amount and the European Determinative Amount, as applicable; (ii) a specified level of achievement in excess of the Minimum Robinson Target (the “Robinson Target”) required to earn an amount equal to 100% of each of the International Determinative Amount, the Worldwide Determinative Amount and the European Determinative Amount, as applicable; and (iii) a specified level of achievement in excess of the Robinson Target (the “Maximum Robinson Target”) required to earn an amount equal to 200% of each of the International Determinative Amount, the Worldwide Determinative Amount and the European Determinative Amount, as applicable.  The Minimum Robinson Targets were established to reward achievement of a significant percentage of budgeted performance in each geographic area. Achievement of the Robinson Targets would represent achievement of budgeted amounts for each geographic area, recognizing that the budgets were set at slightly optimistic levels, whereas the Maximum Robinson Target was designed to be a true “stretch” goal for each geographic area.  Each of the targets were established by the CEO, with the approval of the Committee.  We have not disclosed target levels because we believe such disclosure will cause competitive harm to the Company with regard to various short-term business strategies and goals.  As this arrangement was established in 2007, there is no historical information to report. Mr. Robinson was awarded an aggregate of $110,094 in respect of his incentive compensation arrangements for 2007 (resulting from the achievement of the Robinson Target with respect to two of the geographic areas discussed above).

The following table sets forth information with respect to potential and actual awards under this portion of the IC Program for the named executive officers (other than Mr. Crain and Mr. Bialosky) during 2007:

NEO	Participant Group	App. %	Potential Award for Min. Target	Potential Award for Target	Potential Award for Max Target	Amt Awarded	% of Base Salary
Andrew Gatto	Corporate	40%	$52,000	$260,000	$520,000	$164,451	25.3
Anthony Cappiello**	Corporate	50%	$34,100	$170,700	$341,300	$116,905	56.2
Marc S. Goldfarb**	Corporate	50%	$31,500	$157,500	$315,000	$107,896	58.1
James J. O’Reardon, Jr.*	Corporate	40%	$20,000	$100,000	$200,000	$56,694	22.7
Chris Robinson***	Specified International Gift	60%	$41,035	$205,575	$410,949	$110,094	33.3

*                      Mr. O’Reardon was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2007, and as a result, was not entitled to any payment thereunder,  Based upon Mr. O’Reardon’s employment for most of 2007, his many years of dedicated service to the Company and his continued efforts on behalf of the Company as a consultant, however, Mr. O’Reardon was awarded an amount equal to 83% of the IC Award to which he would otherwise have been entitled had his employment continued.  Note that as this award was made at the discretion of the Committee, this amount is reported in the “Bonus” column of the Summary Compensation Table.

**               Excludes an additional $75,000 awarded at the discretion of the Committee to each of Messrs. Cappiello and Goldfarb, based on such individuals’ substantial efforts in achieving the Company’s goals with respect to the ongoing restructuring efforts in the Company’s gift segment during 2007.  Such additional award, although earned in 2007, is payable in 2008 at the CEO’s discretion, but in no event later than August 1, 2008.  Note that as this award was made at the discretion of the Committee, it is reported in the “Bonus” column of the Summary Compensation Table.

***        As is described more fully in the Compensation Discussion and Analysis above, whereas a single threshold, target and maximum exists for corporate participants in the IC Program, Mr. Robinson’s incentive compensation arrangement includes a threshold, target and maximum for each of three different geographic areas.   For purposes of this table, with respect to Mr. Robinson, the amount in the “Threshold” column assumes achievement of the threshold amount in all of the relevant geographic areas, the amount in the “Target” column assumes achievement of the target in all of the relevant geographic areas, and the amount in the “Max” column assumes achievement of the maximum amounts in all of the relevant geographic areas.  Numbers in the table for Mr. Robinson have been converted from British Pounds Sterling to U.S. dollars at a conversion rate of £1.00 to $2.0017, which represents the average exchange rate for fiscal year 2007 (Pounds Sterling to U.S. dollars).

(c)               Calculating the Individual Goals and Objectives Component

The individual goals and objectives for each participant for each year are determined by the CEO in his sole discretion in the event that the CEO is the participant’s direct supervisor or, in the event that the CEO is not the direct supervisor of the participant, by the CEO in consultation with the participant’s direct supervisor, and may be modified mid-year. For 2007, the individual goals and objectives were eliminated for corporate participants and Mr. Robinson, and modified for the other specified international gift participant.  With respect to the remaining participants in the IC Program for 2007, the individual goals and objectives were based primarily upon individual performance and activities within each participant’s primary areas of responsibility that the Company wished to incentivize.

Each participant’s individual goals and objectives are evaluated by the participant’s direct supervisor, who recommends in his/her sole discretion whether and to what extent such goals and objectives have been achieved and what, if any, percentage of the IC Factor has been earned, as approved by the Committee. Subject to the forfeiture provision discussed below, such participant could have earned between 0% and 30% of such participant’s IC Factor with respect to this component. Not all goals and objectives are given equal weight in such determination. The individual goals and objectives are intended to be difficult to achieve, representing exemplary performance in areas within and outside of each participant’s daily activities. The particular payout level awarded, if any, in each case will depend on the assessment of the applicable supervisor and the Committee as to the degree of achievement attained, and will account for the difficulty of the particular goal, the scope of responsibility of the applicable individual and the complexity of the required tasks.

The IC Program for 2007 was modified to provide that eligibility for 50% of the potential earnings under the individual goals and objectives component for all participants to whom this component relates would be forfeited if the relevant Minimum Target were not reached (however, the Committee used its discretion to apply this forfeiture only to corporate and worldwide gift participants, making it inapplicable to any participant group in 2007). This provision was added because, although the Company rewards superior individual behavior apart from corporate performance, it was deemed inappropriate to award individuals the maximum potential payout under the IC Program in the event that a minimum level of corporate performance for the year was not achieved.  As the Minimum Target was reached in 2007 for all participant groups whose incentive compensation contained this component , this forfeiture provision was not triggered.  This component was not applicable to the incentive compensation of any NEO during 2007.

(d)     Calculating the Individual Initiatives Component

The individual initiatives, which reflect a specific participant’s contributions that favorably affect sales, gross margin, profitability, expenses and/or other efficiencies, are determined by the CEO in his sole discretion in the event that the CEO is the participant’s direct supervisor or, in the event that the CEO is not the direct supervisor of the participant, by the CEO in consultation with the participant’s direct supervisor, and may be modified mid-year. Individual initiatives also include initiatives which have been mutually agreed upon by the participant and his/her direct supervisor.

Each participant’s individual initiatives are evaluated by the participant’s direct supervisor, who recommends in his/her sole discretion whether and to what extent such initiatives have been achieved and what, if any, percentage (subject to the forfeiture discussed below, from 0% to 20%) of the IC Factor has been earned, as approved by the Committee. Not all initiatives are given equal weight in this determination. The individual initiatives, like the individual goals and objectives, are intended to be difficult to achieve, representing exemplary performance. Award levels, if any, are ascertained in the same manner as the individual goals and objectives described above.  Similar to the treatment of the individual goals and objectives component, the IC Program for 2007 was modified to provide that eligibility for 50% of the potential earnings under the individual initiatives component would be forfeited if the relevant Minimum Target was not achieved, but as discussed above, this provision was not applied in 2007.  This component was not applicable to the incentive compensation of any NEO during 2007.

See the Summary Compensation Table for total amounts of incentive compensation earned by the named executive officers under the IC Program and otherwise during 2007.

Further Modifications to the IC Program for 2008

The Committee is currently in the process of finalizing its IC Program for 2008, and expects that it will operate in a manner substantially similar to 2007, although certain corporate participants may be provided with individual goals and objectives in addition to the corporate component.

2007 Incentive Compensation for Mr. Bialosky

For 2007, Mr. Bialosky’s incentive compensation arrangement was based upon achievement in four areas under his responsibility pertaining to the Company’s domestic gift business: (i) sales volume, (ii) gross margin percentage, (iii) direct selling expense as a percentage of sales, and (iv) gross inventory as a percentage of sales.  Using similar concepts to the IC Program, Mr. Bialosky was given an Applicable Percentage of 50%, for an IC Factor of $172,500. 25% of Mr. Bialosky’s IC Factor was designated the “Determinative Amount”.  Four different targets were established for each of the four areas set forth above, and consisted of the following:  (i) a specified minimum level of achievement (the “Minimum Bialosky Target”) required to earn an amount equal to 80% of the Determinative Amount, (ii) a specified level of achievement in excess of the Minimum Bialosky Target (the “Bialosky Target”) required to earn an amount equal to 100% of the Determinative Amount, (iii) a specified level of achievement in excess of the Bialosky Target (the “Stretch Target”) required to earn an amount equal to 150% of the Determinative Amount, and (iv) a specified level of achievement in excess of the Stretch Target (the “Maximum Bialosky Target”) required to earn an amount equal to 200% of the Determinative Amount. The Minimum Bialosky Targets were established to reward achievement of a significant percentage of budgeted performance in each metric. Achievement of the Bialosky Targets would represent achievement of budgeted amounts for each metric, recognizing that the budgets were set at slightly optimistic levels.  Achievement of the Stretch Targets would represent performance well in excess of budgeted levels, whereas the Maximum Bialosky Targets were designed to be a true “stretch” goal for each performance metric.  In the event that none of the Minimum Bialosky Targets were achieved but the Company’s worldwide gift business reached its Target level (under the IC Program), Mr. Bialosky would be entitled to an award equal to the Determinative Amount.  Each of the targets were established by the CEO, with the approval of the Committee.  We have not disclosed target levels because we believe such disclosure will cause competitive harm to the Company with regard to various short-term business strategies and goals.  As this arrangement was established in 2007, there is no historical information to report. Mr. Bialosky was awarded an aggregate of $203,679 in respect of his incentive compensation arrangement for 2007 (resulting from the achievement of the Minimum Bialosky Target in one metric, the Bialosky Targets in two of the metrics and the Maximum Bialosky Target in another metric).

2008 Incentive Compensation for Mr. Crain

In accordance with the employment arrangement between Mr. Crain and the Company, commencing in 2008, Mr. Crain will be eligible for an annual cash incentive compensation opportunity in an amount not less than 75% of his base salary at target and 130% at maximum. Mr. Crain’s performance goals in respect of such incentive compensation opportunity, which will be established by the Committee annually in consultation with Mr. Crain, will not be established at levels that are more difficult to achieve than for other bonus participants who have identical performance measures.

See “Employment Contracts and Arrangements” below.

Stock Options and Restricted Stock

The specific amount of an equity grant to an executive depends on the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the individual’s historic and recent performance, the value of stock options in relation to other elements of total compensation, as well as the performance of the Company or the relevant operational group.  Other than the Severance Policy and our 401K plan (each defined below), and similar plans for certain foreign subsidiaries, we do not maintain any supplemental retirement plans for executives or other executive programs that reward tenure.

We consider that stock options and the resulting stock ownership (as well as grants of restricted stock) are our method of providing for a substantial part of an executive’s retirement and wealth creation.  Since stock options are our primary contribution to an executive’s long-term wealth creation, we determine the size of the grants with that consideration in mind.  We intend that our executives will share in the creation of value in the Company but will not have substantial guaranteed benefits at termination if value has not been created for stockholders.

The Company decided not to grant equity awards to NEOs (or other employees) while the events described in the “Special Considerations for 2006” section of the 2007 Proxy Statement were continuing, and as a result, no restricted stock or option awards were made to executives in 2006.  Because the events described therein were completed or largely inapplicable by the end of 2007, and as a result of the significant improvement in the operating results of the gift segment, however, the Company made equity awards on December 27, 2007 to specified individuals, consisting of the senior management of each of the Company and specified domestic subsidiaries (15 individuals in total, including the NEOs other than Mr. Crain, whose equity awards to date were the result of the commencement of his employment with the Company, and Messrs. Gatto and O’Reardon, who were no longer employed by the Company at the time of such grant).  These awards were made in recognition of their significant contributions to, among other things:  (i) with respect to corporate participants, the successful implementation of the Company’s Profit Improvement Program during such period, the successful refinancing of the Company’s credit facility, the completion of the Foundation sales, the correction of the material weakness in the finance group’s internal control over financial reporting, and overall corporate performance, (ii) with respect to the corporate and domestic gift participants, the revitalization of the domestic gift segment’s product development and improved financial results during the period, and (iii) with respect to the Sassy and Kids Line participants, the continued growth and success of the Company’s infant and juvenile segment.  The December 2007 awards were somewhat larger than grants in prior years, not only as a result of the achievement of the factors described above, but also in recognition of the fact that a general equity grant to executives had not been made since May of 2005, as well as the results of a comparative study provided by REDA.

Of the total grants made in December of 2007, 25% of each award was in the form of restricted stock and 75% of the award was options.  The Company elected to include restricted stock as a portion of the grants because such grants create less dilution to shareholders (fewer shares of restricted stock as compared to stock options need to be granted to achieve a specified value), retain their incentive characteristics regardless of movements in the price of the stock and are increasingly becoming a standard part of comprehensive equity awards at other companies with whom the Company may compete for talented executives.  In making this determination, the Committee relied in part on the report of REDA, which recommended the award numbers eventually granted (using the 25%/75% split).  The Committee felt that the amounts awarded represented a significant and appropriate level of long-term compensation for 2007 in light of the other elements of the 2007 executive compensation program.  The specific percentages utilized were determined using a combination of factors, including market comparables provided by REDA, and the scope of each individual’s responsibilities and performance throughout the year.

See the “Outstanding Awards at Fiscal Year End” table and accompanying footnotes below for a description of the material terms and amounts of outstanding stock options held as of December 31, 2007 by the named executive officers.

As a result of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers and key employees, we realize that it may become necessary or desirable in the future to utilize forms of equity awards other than stock options and restricted stock as and when we may deem necessary.  As a result, the Board intends to approve the Company’s 2009 Equity Incentive Plan, which if duly approved by the shareholders of the Company at the 2008 Annual Meeting of Shareholders, will give the Committee greater flexibility commencing in 2009 to grant a broader range of equity-based awards.

OTHER ELEMENTS OF COMPENSATION AND RELATED BENEFITS

Perquisites

We limit the perquisites that we make available to our executive officers. Executives are entitled to few benefits that are not otherwise available to all of our employees. The perquisites provided to executives other than the CEOs (whose perquisites are described in the section captioned “Employment Agreements and Arrangements” below) during 2007 included a car allowance and no more than two week’s extra annual vacation time. The Company’s health and insurance plans are the same for all employees. See the Summary Compensation Table below for a description of the perquisites provided to the CEOs and the other named executive officers during 2007.

40l(k) Plan and U.K Plan

The Company offers eligible employees the opportunity to participate in a retirement plan (the “401(k) Plan”) that is based on employees’ pretax salary deferrals with Company matching contributions pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company matches a portion (one-half of any amount up to 6% of salary contributed) of the compensation deferred by each employee. The Company’s matching contribution is fully vested after four years of employment at the rate of 25% per year of employment. See the section captioned “Termination of Employment and Change in Control Arrangements” below for a more detailed description of the 401(k) Plan. See the Summary Compensation Table for amounts contributed by the Company to the named executive officers under the 401(k) Plan during 2007.  The objective of this program is to help provide financial security into retirement, and to reward and motivate tenure and recruit and retain talent in a competitive market.

The retirement benefit attributable to Mr. Robinson relates to The Russell Berrie (UK) Ltd. Personal Pension Plan, (which is similar to the 401(k) Plan), which is available to all employees of Russ Berrie (UK) Ltd. Contributions to the plan are made by both the employee and the employer in defined percentages of gross salary. The contributions of the plan are invested in market funds through the plan administrators. The value of each individual’s retirement fund is returned as a cash sum upon retirement with which the employee can purchase an annuity to provide income during retirement.

Employee Stock Purchase Plan

Under the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP”), eligible employees, including the NEOs, are provided the opportunity to purchase the

Company’s common stock at the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. We feel that offering the opportunity to purchase our stock at a discount to our employees (including our executives) encourages the alignment of their interests with those of our stockholders. “Options” are granted to participants as of the first trading day of each calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the plan by authorizing a payroll deduction of up to 10% (in whole percentages) of his or her compensation. No participant shall have the right to purchase Company common stock under this plan that has a fair market value in excess of $25,000 in any plan year. If an employee does not elect to exercise his or her “option”, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her “option” expires.  The Board intends to approve a substantially similar plan for fiscal 2009 through 2013, which will be subject to approval by the shareholders of the Company at the 2008 Annual Meeting of Shareholders.

Special Bonus Plan

On April 19, 2007, the Committee approved a bonus plan providing for the payment of cash bonuses to specified key executives of the Company upon the consummation of certain corporate transactions (the “Bonus Plan”). The amount payable, if any, under the Bonus Plan would be based upon the terms of the transaction(s). There can be no assurance as to whether a transaction that would call for the payment of a bonus will occur or as to the terms thereof. The Company believes that the aggregate amount payable, if any, under the Bonus Plan will not exceed approximately $500,000, which aggregate amount will be payable to three specified NEOs.  The Company established this plan in order to motivate the most senior management of the Company to remain with the Company despite the uncertainty and dislocation that may arise out of certain significant corporate transactions not governed by the Company’s change in control plan, and to help eliminate from any decision-making process potential distractions caused by concerns over personal financial and employment security.

POST-TERMINATION BENEFITS

Change-in-Control Plan

As is more fully described in the section captioned “Termination of Employment and Change in Control Arrangements” below, participants in the Company’s change in control plan are entitled to specified benefits in the event of defined terminations in connection with a change in control. Under this plan, a change in control will generally be deemed to have occurred:  (A) where any person or group, other than specified individuals and entities, becomes the beneficial owner of 25% or more of the voting power of the Company, (B) as a result of specified events, a defined group of directors (including certain newly-elected directors) ceases to be a majority of the Board, (C) consummation of specified business combinations, sales of assets or recapitalizations or similar transactions involving the Company, or (D) approval by the shareholders of a plan of liquidation or dissolution of the Company. We adopted this plan because we deemed it prudent and reasonable to provide this benefit in order to help ensure the cooperation and continuity of management should any of the aforementioned events occur, and to help eliminate from any decision-making process potential distractions caused by concerns over personal financial and employment security. The elements of the change in control definition were chosen to cover a diverse range of circumstances where either the ownership or leadership of the Company changes to a degree sufficient in our view to warrant the provision of protections to participants whose employment is terminated by the Company in order to encourage participants to continue their employment through a change in control to ensure a smooth transition when and if required. See the “Potential Payments Upon Termination or Change in Control” table and subsequent narrative below for a description of the potential amounts payable pursuant to this plan to our named executive officers (other than the CEOs, who are not participants in this plan) under specified assumptions.

Severance Policy

The Company’s severance policy, applicable generally to employees who are domestic vice presidents or above and who are designated as participants in the plan by the Committee (other than the CEOs, who are not participants in this plan), described in further detail in the section captioned “Termination of Employment and Change in Control Arrangements” below, generally provides that in the event of a termination by the Company without cause and not in connection with a change in control (as defined in the Change in Control Plan), participants will be granted specified severance benefits. In addition, effective March 30, 2007, the severance policy specifies that in the event that the employment of eligible vice presidents is terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated individual will be extended by an additional 4 months up to a maximum severance period of 12 months. These triggers were deemed appropriate to capture situations not governed by the Company’s change in control plan, to provide a limited degree of income protection to our executives in the event of a termination of employment by the Company other than for cause. We feel that the amounts provided pursuant to this plan are appropriately based on years of service and are reasonable in the context of our total compensation program. See the “Potential Payments Upon Termination or Change in Control” table and subsequent narrative below for a description of the potential amounts payable pursuant to this plan as of the end of 2007 to participating named executive officers under specified assumptions.

CEO COMPENSATION

Mr. Gatto

In determining the various components of Mr. Gatto’s compensation package at the time of the commencement of his employment, the Committee reviewed a variety of factors it deemed appropriate, including, but not limited to, Mr. Gatto’s prior responsibilities and experience, most current compensation, scope of the position and then-current challenges and future plans of the Company. As a result of this analysis and negotiations between Mr. Gatto and the Company, on April 9, 2004, the Company entered into an employment agreement with Mr. Gatto to become President and Chief Executive Officer of the Company effective June 1, 2004, at an annual base salary of $650,000 (which salary could not be decreased during the term of his agreement). This base salary remained in effect until his retirement as of December 3, 2007.  See “Internal Pay Equity” below.

In 2006 and 2007, Mr. Gatto was included in the IC Program in lieu of specified incentive compensation provisions included in his employment agreement as originally executed, which were similar in operation to the IC Program. Due to losses in our gift segment and related restructuring activities, targets with respect to the “merit bonus” and “one-time super bonus” described in Mr. Gatto’s employment agreement were never set.

In addition, pursuant to his employment agreement, the Company provided Mr. Gatto with specified equity grants and perquisites. See the section captioned “Employment Agreements and Arrangements” for a description of the material provisions of Mr. Gatto’s employment agreement, including equity grants, perquisites, post-termination benefits and excise tax provisions. See the Summary Compensation Table for a description of the elements of Mr. Gatto’s compensation during 2007, including amounts paid or accrued to him resulting from his departure from the Company as of December 3, 2007.

Mr. Crain

In determining the various components of Mr. Crain’s compensation package at the time of the commencement of his employment, the Committee again reviewed a variety of factors it deemed appropriate, including, but not limited to, Mr. Crain’s prior responsibilities and experience, most current compensation, scope of the position, completion of the “Special Considerations for 2006” described in the 2007 Proxy Statement, the current operational position of the Company (as compared to such position as of the commencement of Mr. Gatto’s employment), the recommendations of REDA as well as the Company’s current challenges and future plans.  As a result of this analysis and negotiations between Mr. Crain and the Company, as of December 4, 2007, the Company entered into an employment agreement with Mr. Crain as President and Chief Executive Officer of the Company, at an annual base salary of $550,000 (which salary cannot be decreased during the term of his agreement).  See “Internal Pay Equity” below.

In addition, pursuant to his employment agreement, and as further inducement to his joining the Company, the Company made specified equity grants to Mr. Crain, and agreed to provide Mr. Crain with specified incentive compensation opportunities and perquisites. See the section captioned “Employment Agreements and Arrangements” for a description of the material provisions of Mr. Crain’s employment agreement, including incentive compensation, equity grants, perquisites and post-termination benefits. See the Summary Compensation Table for a description of the elements of Mr. Crain’s compensation during 2007.

OTHER COMPENSATION POLICIES AND CONSIDERATIONS

Periodic Review

We periodically review each element of our compensation program described above to ensure that each such element continues to meet our stated objectives.

Internal Pay Equity

We believe that internal equity is one factor of many to be considered in establishing compensation for our executives. We have not established a policy regarding the ratio of total compensation of the CEO to that of the other executive officers, but do review compensation levels to ensure that appropriate equity exists.  The difference between the Chief Executive Officer’s compensation and that of the other named executive officers reflects the significant difference in their relative responsibilities. The CEO’s responsibilities for management and oversight of a global enterprise are significantly higher than those of the other executive officers. As a result, the market pay level for our CEO is substantially higher than the market pay for other officer positions.  We intend to continue to review internal compensation equity and may consider the adoption of a formal policy in the future if we deem such a policy to be appropriate.

Timing of Stock Option (and Other Equity) Grants

Our practices with respect to equity grants include the following:

(i)      except for inducement grants for new executives, we plan stock option and other equity grant dates well in advance of any actual grant (regarding usual grants, the timing of each grant is determined at least several weeks in advance to coincide with a scheduled meeting of the Board and the Committee);

(ii)     except for inducement awards, the grant date for all awards is made an appropriate period in advance of or is deferred until after the Company has released earnings for the fiscal year or latest relevant fiscal quarter (with respect to inducement awards, such awards are usually made some period after the commencement of employment, typically between one and ninety days after announcement or commencement); grants are typically made to all employees receiving awards (other than inducement awards) at the same time;

(iii)    the Company’s executives do not determine the grant date of equity awards;

(iv)    the grant date of equity awards is generally the date of approval of the grants;

(v)     the exercise price with respect to grants of stock options is the market closing price of the underlying common stock on the grant date;

(vi)    if at the time of any planned equity grant date any member of the Board or senior executive is aware of material non-public information, we would not generally make the grant; and

(vii)   regarding the grant process, the Committee does not delegate any related function, however, as is described above, the Committee receives significant input and recommendations from the CEO with respect to appropriate grant levels. See “Role of Management” above.

ACCOUNTING CONSIDERATIONS

Our stock option grant policies have been impacted by the implementation of SFAS No. 123R, which we adopted in the first quarter of 2006. This accounting pronouncement requires the costs resulting from all share-based compensation transactions to be recognized in the financial statements at their fair values. Effective December 28, 2005, we amended all outstanding stock option agreements pertaining to options with exercise prices in excess of the market price for the underlying stock at the close of business on December 28, 2005 which had remaining vesting requirements. As a result of these amendments, all such options, which represented all outstanding options, became fully vested and immediately exercisable at the close of business on December 28, 2005. Prior to such amendments, all such options were subject to ratable vesting schedules over periods ranging from one to five years. Prior to such amendments, options to purchase 1,769,804 shares of our Common Stock were outstanding, of which 273,138 such options were vested. As a result of such amendments, the remaining 1,496,666 options became vested in full. Because these options were priced above the then current market price on December 28, 2005, the acceleration of vesting of these options did not result in any expense being recognized in our Consolidated Statements of Operations. The purpose of the accelerated vesting of stock options was to enable us to avoid recognizing compensation expense associated with these options in future periods (including 2007) as required by SFAS 123(R), estimated at the date of acceleration to be $1.6 million (pre-tax) in 2006 and in subsequent years through 2010 of approximately $3.7 million (pre-tax).

TAX CONSIDERATIONS

Section 162(m) of the U.S. Internal Revenue Code of 1986 generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the CEO or any of the four other most highly-compensated officers. Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m). Although the Company considers the impact of this rule when developing and implementing its executive compensation programs, tax deductibility is not a primary objective of our compensation programs. In our view and the view of the Committee, meeting the compensation objectives set forth above is more important than the benefit of being able to deduct the compensation for tax purposes.  Accordingly, the Company has not adopted a policy that all compensation must qualify as deductible under Section 162(m).

If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the U.S. Internal Revenue Code of 1986, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.  Our plans that are subject to Section 409A are generally designed to comply with the requirements of such section so as to avoid possible adverse tax consequences that may result from noncompliance with Section 409A.

BENCHMARKING

We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking.  Therefore, we do not attempt to maintain a specific target percentile with respect to a specific list of benchmark companies in determining compensation for NEOs or other executives.  Nevertheless, we do believe that information regarding pay practices at other companies is useful in two respects. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the “considerations” used by the Committee in assessing the reasonableness of compensation. Accordingly, the Committee reviews compensation levels for our named executive officers and other key executives against compensation levels at companies in our industry or industries similar to ours, and the Company does factor in the results of compensation surveys and the periodic recommendations of compensation consultants in establishing compensation for our NEOs and other key executives.

STOCK OWNERSHIP GUIDELINES

Although we encourage stock ownership in the Company by our executives and directors, we have not established a formal policy regarding such stock ownership. We may explore whether the adoption of such a policy in the future would be appropriate.

FINANCIAL RESTATEMENT

To the extent permitted by governing law, for awards for 2007 and beyond, the Committee has the sole and absolute authority to make retroactive adjustments to any cash or equity based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable and appropriate, the Company will seek to recover any amount determined to have been inappropriately received by the individual executive.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on such review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in its Annual Report on Form 10-K for the year ended December 31, 2007 and the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company.

Russ Berrie and Company, Inc. Compensation Committee
Frederick Horowitz, Lauren Krueger and Mario Ciampi

April 28, 2008

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2007, the following were members of the Compensation Committee:  Messrs. Landman, Horowitz, Benaroya, Kling, Wahle, Ciampi and Ms. Krueger.*  Mr. Ciampi, a partner of Prentice, is a Prentice Director, and Ms. Krueger, an executive officer of an affiliate of Laminar, is a Laminar Director.  None of the foregoing individuals is or ever has been an officer or employee of the Company or any of its subsidiaries, and no “compensation committee interlocks” existed during 2007.

*              Neither Mr. Kling nor Mr. Wahle stood for election and the 2007 Annual Meeting of Shareholders; Mr. Landman retired from the Board as of June 7, 2007; and Mr. Ciampi replaced Mr. Benaroya on the Compensation Committee as of his election to the Board on May 18, 2007.

Summary Compensation Table

The following table sets forth compensation for the year ended December 31, 2007 awarded to, earned by, paid to or accrued for the benefit of each of the current and former principal executive officers of the Company, each of the interim and former principal financial officers of the Company, and the three most highly compensated executive officers of the Company during 2007 other than the foregoing, who were serving as executive officers on December 31, 2007 (collectively, the “named executive officers”, or the “NEOS”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(5)		Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)(9)	Total ($)
Bruce Crain (A)	2007	432,198	(1)	n/a		24,295		13,290	n/a	n/a	27,728	497,511
President and CEO	2006	n/a		n/a		n/a		n/a	n/a	n/a	n/a	n/a
Andrew Gatto (A)	2007	607,500		n/a		n/a		n/a	164,451	n/a	2,161,302	2,933,253
President and CEO	2006	650,000		n/a		n/a		n/a	260,800	n/a	54,729	965,529
Anthony Cappiello (B)	2007	341,300	(2)	100,000	(8)	143		385	116,905	n/a	47,057	605,790
EVP, CAO and interim principal financial officer	2006	325,000	(2)	n/a		n/a		n/a	163,000	n/a	50,461	538,461
James O’Reardon, Jr. (B)	2007	256,804		56,694	(8)	n/a		n/a	n/a	n/a	42,568	356,066
VP and CFO	2006	214,350		n/a		n/a		n/a	86,000	n/a	16,476	316,826
Marc S. Goldfarb (C)	2007	315,000		75,000	(8)	132		356	107,896	n/a	20,402	518,786
SVP and General Counsel	2006	281,385		n/a		n/a		n/a	120,400	n/a	19,149	420,934
Jeffrey Bialosky (D)	2007	345,000		n/a		143		389	203,679	n/a	18,763	567,974
EVP—Sales	2006	292,754		100,000	(3)	7,583	(4)	n/a	n/a	n/a	23,105	423,442
Chris Robinson (E)	2007	330,794		n/a		n/a		n/a	110,094	n/a	41,477	482,365
President—International Division

(A)           Mr. Crain became President and Chief Executive Officer of the Company as of December 4, 2007, upon the retirement of Andrew Gatto from such position as of December 3, 2007.

(B)             Mr. Cappiello assumed the role of principal financial officer on an interim basis effective November 13, 2007, upon the retirement as of such date of the Company’s former Vice President and Chief Financial Officer, James J. O’Reardon, Jr.  Mr. O’Reardon, formerly Vice President—Corporate Audits, became Vice President and Chief Financial Officer as of July 5, 2006. Mr. O’Reardon’s base salary was increased to $250,000 as of January 1, 2007, retroactive to July 5, 2006.

(C)             Mr. Goldfarb became Senior Vice President effective May 31, 2006, and his base salary was increased to $300,000 for the remainder of 2006 and $315,000 effective January 1, 2007.

(D)            Mr. Bialosky became Executive Vice President—Sales effective in December 2006, and his base salary was increased to $345,000.

(E)              Compensation for Mr. Robinson is provided only for 2007 because he was not a named executive officer in 2006.  Mr. Robinson was appointed as President- International Division of the Company on February 11, 2003. Prior to such appointment, Mr. Robinson served, and continues to serve, as Managing Director of Russ Berrie (U.K.) Limited, a wholly-owned subsidiary of the Company. Mr. Robinson’s compensation is paid in British Pounds Sterling. In order to calculate his 2007 compensation in U.S. dollars (as is set forth in the table), we used a conversion rate of £1.00 to $2.0017, which represents the average exchange rate for fiscal year 2007 (Pounds Sterling to U.S. dollars).

(1)               Prior to his employment as President and Chief Executive Officer of the Company, Mr. Crain had provided consulting services to the Company since March 2007 for consideration of $45,833.33 per month ($396,236 in the aggregate).  Such consulting arrangement was terminated as of December 4, 2007.

(2)               Mr. Cappiello participated in the 2004 ESPP during 2007 and 2006. In connection therewith, he authorized payroll deductions equal to an aggregate of $21,250 for each of 2007 and 2006 in accordance with the terms of the 2004 ESPP, and purchased an aggregate of 1,629 shares of Common Stock pursuant thereto as of

December 31, 2007 and 2,192 shares of Common Stock as of December 29, 2006. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2004 ESPP.

(3)               The Compensation Committee awarded this amount to Mr. Bialosky in its discretion although required performance criteria under his incentive compensation arrangements for 2006 were not achieved.

(4)               Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2006 in accordance with FAS 123(R) with respect to the remaining portion of a 2003 grant of restricted stock to Mr. Bialosky that vested during 2006. Assumptions used in determining the 123(R) values can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, in footnote 19 to the Notes to Consolidated Financial Statements.

(5)               Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2007 in accordance with FAS 123(R) with respect to issuances of restricted stock to the individuals in the table in December of 2007.  Assumptions used in determining the FAS 123(R) values can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), in footnote 17 to the Notes to Consolidated Financial Statements.  Even though the awards may be forfeited, the amounts do not reflect this contingency.  These amounts do not reflect any amounts recognized from prior years, as all relevant prior issuances of restricted stock vested in full in 2006.  The grant date fair value of restricted stock awarded during 2007 is included in the “2007 Grants of Plan-Based Awards” table below.  The amount recognized for financial statement reporting purposes excludes substantially all of the fair value of restricted stock awarded in 2007 to reflect the date of grant in late December 2007 and the fact that vesting of the restricted stock occurs in future years.

(6)               Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2007 in accordance with FAS 123(R) with respect to the issuance of options to the individuals in the table in 2007.  Assumptions used in determining the 123(R) values can be found in the 2007 10-K, in footnote 17 to the Notes to Consolidated Financial Statements.  Even though the awards may be forfeited, the amounts do not reflect this contingency.  These amounts do not reflect any amounts recognized from prior years, as all prior issuances of options to the individuals in the table were fully vested as of December 28, 2005.  See the section captioned “Accounting Considerations” in the Compensation Discussion and Analysis for a description of the acceleration of the vesting period of specified options The grant date fair value of options awarded during 2007 is included in the “2007 Grants of Plan-Based Awards” table below.  The amount recognized for financial statement reporting purposes excludes substantially all of the fair value of options awarded in 2007 to reflect the date of grant in late December 2007 and the fact that vesting of the options occurs in future years.

(7)               Other than with respect to Mr. Bialosky, represents payouts under the IC Program for 2006 and 2007.

(8)               With respect to Messrs. Cappiello and Goldfarb, represents $75,000 awarded at the discretion of the Committee to each of them based on such individuals’ substantial efforts in achieving the Company’s goals with respect to the ongoing restructuring efforts in the Company’s gift segment.  Such additional award, although earned in 2007, is payable in 2008 at the CEO’s discretion, but in no event later than August 1, 2008.  In addition, as Mr. Cappiello assumed the position of interim principal financial officer upon the retirement of Mr. O’Reardon as of November 13, 2007, he received a special one-time bonus of $25,000 in connection therewith.  With respect to Mr. O’Reardon, as he was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2007, he was not entitled to any payment thereunder.  However, based on his employment for most of 2007, his many years of dedicated service to the Company and his continued efforts on behalf of the Company as a consultant, Mr. O’Reardon was awarded an amount equal to 83% of the IC Award to which he would otherwise have been entitled had his employment continued.

(9)               The perquisites and other personal benefits included within the “All Other Compensation” for 2007 and 2006 for each named executive officer are as follows:

Name	Year	Annual Car Allowance ($)	Annual Premium for Long-Term Disability Insurance($) (a)	Annual Premium for Life Insurance($) (a)	Income Recognized from Provision of Group Term Life Insurance($) (b)	Extra week vaca- tion($) (c)	Severance/ Retirement ($)(d)	Company Contributions to 401(k) Plan($)(e)	Other($) (f)	Total($)
Bruce Crain	2007	n/a	n/a	n/a	n/a	881	n/a	n/a	26,847	27,728
	2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Andrew Gatto	2007	15,701	6,600	14,755	1,097	12,823	2,106,951	3,375		2,161,302
	2006	16,800	6,600	14,755	774	12,500	n/a	3,300		54,729
Anthony Cappiello	2007 2006	13,200 13,200	n/a n/a	n/a n/a	494 438	6,563 6,250	n/a n/a	6,442 4,857	20,358 25,716	47,057 50,461
James J. O’Reardon, Jr.	2007	11,677	n/a	n/a	1,064	n/a	23,077	6,750		42,568
	2006	10,600	n/a	n/a	1,019	n/a	n/a	4,857		16,476
Marc Goldfarb	2007	13,200	n/a	n/a	183	6,312	n/a	707		20,402
	2006	13,200	n/a	n/a	180	5,769	n/a	—		19,149
Jeffrey Bialosky	2007	13,200	n/a	n/a	270	n/a	n/a	5,293		18,763
	2006	9,600	n/a	n/a	270	6,635	n/a	6,600		23,105
Chris Robinson(g)	2007	15,013	n/a	n/a	n/a	n/a	n/a	n/a	26,464	41,477

(a)               Provided in each of 2007 and 2006 to Mr. Gatto pursuant to the terms of Mr. Gatto’s employment agreement with the Company. With respect to life insurance and disability insurance coverage as described in Mr. Crain’s employment agreement with the Company, no amounts are included in the chart as no costs have been accrued on behalf of Mr. Crain with respect to these benefits to date.

(b)              Such group term life insurance coverage is generally provided to all employees. Amounts represent the portion of the premium paid for amounts in excess of the limits for tax purposes.

(c)               Each NEO is entitled to three weeks of paid vacation, which in 2007 and 2006 represented a benefit of one additional week for each NEO other than Mr. O’Reardon and Mr. Bialosky during 2007 (as compared to Company policy based on tenure).

(d)              For Mr. Gatto, consists of:  (i) $1,300,000, representing 200% of his annual base salary, to be paid in 24 equal monthly installments; (ii) $164,451, representing the award under the IC Program otherwise payable to him for the year (pro-rated based on his date of termination), paid in March 2008, (iii) $521,600, representing 200% of the incentive compensation award earned by him for 2006, paid in March 2008, (iv) $27,046, representing the cost to the Company for Mr. Gatto to remain on the Company’s health and dental insurance plan through the second anniversary of his termination, (v) $16,354, representing the present value of continuation of Mr. Gatto’s $1,400 per month car allowance for 12 months, which was paid in January of 2008, (vi) $10,000 as reimbursement of specified legal expenses incurred in connection with his separation arrangements, and (vii) $67,500 for unused vacation.  For Mr. O’Reardon, consists of $1,923 for unused holiday time and $21,154 for unused vacation time in connection with his retirement.   See “Actual Terminations in 2007” under the section captioned “Potential Payments Upon Termination or Change in Control” for a description of amounts payable to Messrs. Gatto and O’Reardon in connection with their departure from the Company.

(e)               Amounts represent the Company’s match to contributions under the 401(k) Plan on the same basis as provided to all employees. Does not include investment gains or losses under the 401(k) Plan. Because the Company’s contributions to the 40l(k) Plan are not fixed, and because it is impossible to calculate future income, it is not currently possible to calculate an individual participant’s retirement benefits.

(f)                 With respect to Mr. Crain, consists of reimbursement of $25,000 for legal fees incurred in connection with his employment and consulting agreements with the Company, and $1,847 for tax preparation and financial planning services, each reimbursed to Mr. Crain in accordance with the provisions of his employment agreement with the Company.

See “Employment Agreements and Arrangements” below. With respect to Mr. Cappiello, consists of $20,358 paid to Mr. Cappiello in 2007 as a housing allowance in accordance with the terms of his employment agreement; and $25,716 paid to Mr. Cappiello in 2006 (of a total of $27,500) for relocation expenses in connection with the commencement of his employment with the Company in July of 2005.  For Mr. Robinson, consists of the Company’s contributions under The Russell Berrie (UK) Ltd. Personal Pension Plan for 2007, which plan is not a defined benefit or actuarial plan.  Because the employer’s contributions to this plan are not fixed, and because it is impossible to calculate future income, it is not currently possible to calculate Mr. Robinson’s retirement benefits.  See “401(k) Plan and U.K. Plan” under “Other Elements of Compensation and Related Benefits” in the CD&A for a description of this plan.

(g)              Mr. Robinson’s compensation is paid in British Pounds Sterling. All amounts in the tables with respect to Mr. Robinson are reported in U.S. dollars, using a conversion rate of £1.00 to $2.0017, which represents the average exchange rate for fiscal year 2007 (Pounds Sterling to U.S. dollars).

2007 Grants of Plan-Based Awards

The following table provides information with respect to non-equity incentive plan awards to the NEOs in 2007 as well as option and restricted stock awards made to NEOs during 2007.

		Estimated Possible(1) Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plans Awards			All Other Stock Awards Number of Shares of Stock		All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)(2)	Target ($)(2)	Max ($)(2)	Threshold (#)	Target (#)	Max (#)	or Units (#)		Underlying Options(#)	Awards ($/Sh)(8)	Option Awards(9)
Bruce Crain(3)	12/05/07							85,000			n/a	1,364,250
	12/05/07									100,000	16.05	620,000
	12/05/07									20,000	16.05	31,200
Andrew Gatto	—	52,000	260,000	520,000
Anthony Cappiello(4)	—	34,100	170,700	341,300
	12/27/07							3,900	(7)		n/a	65,403
	12/27/07									26,700	16.77	175,686
James J. O’Reardon, Jr.(5)	—	20,000	100,000	200,000
Marc Goldfarb(4)	—	31,500	157,500	315,000
	12/27/07							3,600			n/a	60,372
	12/27/07									24,700	16.77	162,526
Jeffrey Bialosky(4)(6)	—	138,000	172,500	345,000
	12/27/07							3,900			n/a	65,403
	12/27/07									27,000	16.77	177,660
Chris Robinson(10)	—	41,035	205,575	410,949

(1)               Awards described herein were made in the same year they were earned. Actual amounts earned by each NEO are disclosed in the Summary Compensation Table above, including NEOs whose employment with the Company terminated during 2007.

(2)               Other than with respect to Mr. Crain and Mr. Bialosky, the numbers in the table represent potential payouts under the IC Program for 2007. As is described more fully in the Compensation Discussion and Analysis above, whereas a single threshold, target and maximum exists for corporate participants in the IC Program, Mr. Robinson’s incentive compensation arrangement includes a threshold, target

and maximum for each of three different geographic areas.   For purposes of this table, with respect to Mr. Robinson, the amount in the “Threshold” column assumes achievement of the threshold amount in all of the relevant geographic areas, the amount in the “Target” column assumes achievement of the target in all of the relevant geographic areas, and the amount in the “Max” column assumes achievement of the maximum amounts in all of the relevant geographic areas.

(3)               Pursuant to the terms of his employment agreement, on December 5, 2007, Mr. Crain was awarded (i) 85,000 shares of restricted stock under the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”), which vest ratably over a four-year period commencing one year after the commencement date of his employment. In addition, on December 5, 2007, Mr. Crain was granted 100,000 stock options pursuant to the 2004 Plan. Of the foregoing options, 80,000 of such options vest ratably over a five-year period commencing one year after the commencement date of his employment, and the remaining 20,000 of such options will become fully vested on the six-month anniversary of such commencement date. In addition, 20,000 options were granted to Mr. Crain on December 5, 2007 outside of the 2004 Plan (due to grant limitations therein), which vest ratably over a five-year period commencing one year after the commencement date of his employment, and will be generally exercisable for 10 years from such date.  Further details of such option and restricted stock grants can be found in the footnotes to the “2007 Outstanding Equity Awards at Fiscal Year End” table below.

(4)               Equity awards in the table reflects shares of restricted stock and options granted to the relevant individual on December 27, 2007 pursuant to the 2004 Plan.  The terms of such awards are described in the footnotes to the “2007 Outstanding Equity Awards at Fiscal Year End” table below.

(5)               Mr. O’Reardon was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2007, and in accordance with the provisions of the IC Program, he was not entitled to any payment thereunder.  However, based on his employment for most of 2007, his many years of dedicated service to the Company and his continued efforts on behalf of the Company as a consultant, Mr. O’Reardon was awarded an amount equal to 83% of the IC Award to which he would otherwise have been entitled had his employment continued ($56,694).

(6)               Mr. Bialosky is not a participant in the IC Program. His incentive compensation arrangement is described in the section captioned “2007 Incentive Compensation for Mr. Bialosky” in the Compensation Discussion and Analysis above.  Mr. Bialosky’s incentive compensation arrangement includes a threshold, target, stretch and maximum for each of four different performance metrics.   For purposes of this table, with respect to Mr. Bialosky, the amount in the “Threshold” column assumes achievement of the threshold amount in all of the relevant performance metrics, the amount in the “Target” column assumes achievement of the target in all of the relevant performance metrics, and the amount in the “Max” column assumes achievement of the maximum amounts in all of the relevant performance metrics.

(7)               In addition to the number set forth in the table, Mr. Cappiello participated in the 2004 ESPP during 2007 and 2006. In connection therewith, he authorized payroll deductions equal to an aggregate of $21,250 for each of 2007 and 2006 in accordance with the terms of the 2004 ESPP, and purchased an aggregate of 1,629 shares of Common Stock pursuant thereto as of December 31, 2007 and 2,192 shares of Common Stock as of December 29, 2006. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2004 ESPP.

(8)               The exercise price of the stock options is equal to the closing price of our Common Stock on the NYSE on the date of grant.

(9)               Amounts represent the cumulative grant date fair value of each equity award granted during 2007 to the relevant NEOs, computed in accordance with FAS 123(R).  Assumptions used in determining the 123(R)  values can be found in the 2007 10-K, in footnote 17 to the Notes to Consolidated Financial Statements.

(10)         Numbers in the table for Mr. Robinson have been converted from British Pounds Sterling to U.S. dollars at a conversion rate of £1.00 to $2.0017, which represents the average exchange rate for fiscal year 2007 (Pounds Sterling to U.S. dollars).

Non-Equity Incentive Plan Awards

Other than with respect to Mr. Bialosky, all awards listed as Non-Equity Incentive Plan Awards in the 2007 Grants of Plan-Based Awards table above represent potential payouts under the IC Program for 2007.  The structure and operation of the IC Program is set forth in detail in the Compensation Discussion and Analysis under the section captioned “2007 Cash Incentive Compensation”.  Mr. Bialosky is not a participant in the IC Program.  The structure and operation of his incentive compensation arrangement is described in the section captioned “2007 Incentive Compensation for Mr. Bialosky” in the Compensation Discussion and Analysis.

Employment Contracts and Arrangements

Mr. Crain

As of December 4, 2007 (the “Commencement Date”), Mr. Crain entered into an agreement (the “Crain Agreement”) with the Company, with respect to his employment as President and Chief Executive Officer of the Company, at an annual base salary of $550,000.  Mr. Crain’s base salary may not be decreased during the term of his employment with the Company, and is subject to annual increase in the discretion of the Committee.  The Company has also agreed to nominate him as a member of the Board during the term of the Agreement. Commencing in 2008, Mr. Crain will be eligible for an annual cash incentive compensation opportunity in an amount not less than 75% of his base salary at target and 130% at maximum. Mr. Crain’s performance goals in respect of such incentive compensation opportunity, which will be established by the Compensation Committee annually in consultation with Mr. Crain, will not be established at levels that are more difficult to achieve than for other bonus participants who have identical performance measures.

Also pursuant to the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 85,000 shares of restricted stock under the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”), which vest ratably over a four-year period commencing one year after the Commencement Date. In addition, on December 5, 2007, Mr. Crain was granted 100,000 stock options pursuant to the Plan. Of the foregoing, 80,000 of such options vest ratably over a five-year period commencing one year after the Commencement Date, and will be generally exercisable for 10 years from the Commencement Date. The remaining 20,000 of such options will become fully vested on the six-month anniversary of the Commencement Date and are generally exercisable for 10 years from the Commencement Date.  An additional 20,000 options were granted to Mr. Crain on December 5, 2007 outside of the 2004 Plan (due to grant limitations therein), which vest ratably over a five-year period commencing one year after the Commencement Date, and are generally exercisable for 10 years from the Commencement Date. Pursuant to the Crain Agreement, an additional 100,000 options were granted to Mr. Crain on January 4, 2008 under the 2004 Plan, which options vest ratably over a five-year period commencing one year after the Commencement Date and will be generally exercisable for 10 years from the Commencement Date.  Each grant of options and restricted stock described above (collectively, the “Equity Awards”, and as to the options only, the “Options”) were made pursuant to an option agreement or a restricted stock agreement, as applicable. The exercise price of the Options is the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant.

Pursuant to the Crain Agreement, Mr. Crain is entitled to participate in the Company’s employee benefit plans and programs applicable to senior executives generally and on a basis no less favorable than those provided to other senior executives. In addition, Mr. Crain will be entitled to life insurance coverage equal to 200% of his annual base salary (or the life insurance benefit under the Company’s life insurance program for senior executives if the latter would provide for a higher level of coverage), long-term disability benefits during the period of disability equal to 50% of his base salary (prior to offsets provided in the Company’s long-term disability plan) through the Company’s long-term disability plan and a supplemental disability program (the Company will use commercially reasonable best efforts to arrange for the provision of all or part of the supplemental disability benefit on a non-taxable basis to Mr. Crain), reimbursement for tax preparation and financial planning services not to exceed $5,000 annually, reimbursement for an annual physical examination and director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter in an annual amount equal to at least the greater of $5.0 million or the coverage provided to any other present or former senior executive or director of the Company.  Mr. Crain is also entitled to reimbursement for his legal fees in connection with the Crain Agreement and the consulting arrangement he had with the Company prior to execution of the Crain Agreement, up to a maximum of $25,000, and outplacement services in the event of his termination without Cause or termination for Good Reason for a period of six months following such termination in an amount not to exceed $10,000.  Mr. Crain is not a participant in the Company’s Severance Policy or Change in Control Plan (each as defined herein). Mr. Crain is entitled to three week’s vacation annually (one week more than he would be entitled to based on tenure).  See footnote 9 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Crain during 2007.

If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), he will be entitled to receive his base salary earned through the date of termination, bonus amounts earned for any prior year and not yet paid, and other amounts and benefits, if any, provided under applicable Company programs and policies (collectively, the “Accrued Benefits”). In addition, the unvested portion of the Equity Awards will be cancelled or immediately forfeited, as applicable, and any unexercised, vested portion of the Options shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.

If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, Mr. Crain will be entitled to receive his base salary earned through the date of termination and for a period of six months thereafter, bonus amounts earned for any prior year and not yet paid, continued life insurance coverage (as set forth in the Crain Agreement) for a period of six months following the date of termination, coverage under the Company’s medical and dental, if any, programs during the twelve-month period following the date of termination, and in the event of termination without Cause only, the pro-rata portion of his bonus for the year in which the date of termination occurs based on actual performance for such year. Also in the event of any such termination, the Equity Awards will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and the Options shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.

If the employment of Mr. Crain is terminated by the Company as a result of his Disability (as defined in the Crain Agreement), he will be entitled to receive the Accrued Benefits, as well as the long-term disability benefit described above. If the employment of Mr. Crain is terminated as a result of his death, his estate will be entitled to receive the Accrued Benefits, and his designated beneficiary (or his estate in the absence of such designation) will be entitled to receive the life insurance benefit described above. In addition, in the event that the employment of Mr. Crain is terminated as a result of his death or Disability, he, his estate, or his designated beneficiary, as applicable, will be entitled to the pro-rata portion of the bonus for the year in which the date of termination occurs based on actual performance for such year, and the Equity Awards will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and the Options shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term.

In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the Equity Awards will become immediately vested and/or non-forfeitable, as applicable, to the extent that such Equity Awards were scheduled to vest within three years of the date of such Change in Control, and the vesting dates of the Equity Awards that were not scheduled to vest within three years of the date of such Change in Control shall be accelerated by three years. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, such Equity Awards that were scheduled to vest within three years of the date of termination, and which did not vest as described above, shall become vested and exercisable on the date of such Change in Control, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.

The Crain Agreement includes a restriction against specified competitive activities during Mr. Crain’s employment by the Company and for a period of one year thereafter and a non-solicitation agreement for a period of two years.

If Mr. Crain determines that any amounts due to him under the Crain Agreement and any other plan or program of the Company constitute a “parachute payment,” as such term is defined in Section 280G(b)(2) of the Code, and the amount of the parachute payment, reduced by all federal, state and local taxes applicable thereto, including the excise tax imposed pursuant to Section 4999 of the Code, is less than the amount that he would receive if he were paid three times his “base amount,” as defined in Section 280G(b)(3) of the Code, less $1.00, reduced by all federal, state and local taxes applicable thereto, then at Mr. Crain’s request the Company shall reduce the aggregate of the amounts constituting the parachute payment to an amount that will equal three times his base amount less $1.00.

In the event of any termination of the employment of Mr. Crain, he is under no obligation to seek other employment, and there shall be no offset against any amounts due him on account of any remuneration attributable to any subsequent employment that he may obtain.

Mr. Gatto (retired as of December 3, 2007)

An agreement was executed between the Company and Andrew Gatto as of April 9, 2004 (the “Gatto Agreement”). Pursuant to the Gatto Agreement, Mr. Gatto became President and Chief Executive Officer of the Company as of June 1, 2004, at an annual base salary of $650,000 per year, subject to annual increases at the discretion of the Board (his annual base salary for 2007 remained at $650,000). In 2006 and 2007, Mr. Gatto was included in the IC Program as a “corporate participant” with an Applicable Percentage of 40%, in lieu of specified incentive compensation provisions included in his employment agreement as originally executed. Due to losses in our gift segment and related restructuring activities, targets with respect to the “merit bonus” and “one-time super bonus” described in Mr. Gatto’s employment agreement were never set. For 2007, Mr. Gatto received an incentive compensation amount under the IC Program of $164,451.

In addition to the foregoing and in accordance with the Gatto Agreement, on June 1, 2004, Mr. Gatto was granted (i) a ten-year stock option under the 2004 Plan to purchase 100,000 shares of the Company’s Common Stock and (ii) a ten-year stock option outside of the 2004 Plan (due to grant limitations therein) to purchase 150,000 shares of the Company’s Common Stock, in each case with an exercise price of $19.53 per share, the closing market price of such stock on the NYSE on the date of grant. The Gatto Agreement also provided that additional option grants would be considered at the discretion of the Board no less frequently than triennially and, in accordance therewith, in May 2005, Mr. Gatto was granted an additional ten-year stock option under the 2004 Plan to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $13.05 per share.  All of the foregoing options became fully vested and immediately exercisable as of December 28, 2005. See “Compensation Discussion and Analysis” above for a discussion of the acceleration of the vesting period of specified options as of December 28, 2005.

On April 9, 2004, Mr. Gatto was appointed to the Company’s Board of Directors. Mr. Gatto was entitled to participate generally in all pension, retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company on terms no less favorable than those provided to such officers, and also received a car allowance. In addition, the Company provided Mr. Gatto with a life insurance policy in an amount equal to the lesser of (x) $3,500,000 and (y) the maximum amount that can be purchased for a premium of $15,000 annually, and reimbursement for up to $6,000 per year for certain long term disability insurance policy premiums. Mr. Gatto was also entitled to three week’s annual vacation (one week more than he would be entitled to based on tenure). See footnote 9 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Gatto during 2007.

In the event of the termination of Mr. Gatto’s employment either by the Company for Cause, or by Mr. Gatto without Good Reason (each as defined in the Agreement), Mr. Gatto was entitled to receive base salary earned and bonus amounts earned for prior periods but not paid as of the date of termination and other benefits, if any, in accordance with applicable Company policy. In addition, any unexercised portion of any options granted to him to date shall remain exercisable for the shorter of 30 days or their remaining term.

In the event of the termination of Mr. Gatto’s employment under the Agreement was terminated by the Company without Cause or by reason of the Disability of Mr. Gatto, or by Mr. Gatto for Good Reason (each as defined in the Agreement), whether or not in connection with a change of control or by reason of Mr. Gatto’s death, Mr. Gatto was entitled to receive the following:

1.   base salary earned and bonus amounts earned for prior periods but not paid as of the date of termination;

2.   other benefits, if any, in accordance with applicable Company policy;

3.   an amount equal to 200% of his annual base salary at the time of the termination;

4.   payment of (A) an amount equal to the pro-rata portion of the award under the IC Program otherwise payable to him for the year in which such termination occurs, determined using the actual EBITDA achieved in the year in which the termination occurs and (B) an amount equal to 200% of the incentive compensation award actually earned by him with respect to the last full fiscal year of his employment.

5.   if targets had been established with respect thereto, an amount equal to the pro-rata portion of the “merit bonus” earned by Mr. Gatto for the year of termination, as determined by the Committee in its good faith discretion;

6.   if targets had been established with respect thereto, and if such termination occurred during or after the second year of any two-year period in which the “super bonus” (“SB”) would have been earned had Mr. Gatto’s employment not been terminated, he would have been entitled to an amount equal to a pro-rata portion (based upon the portion of the two year period in which the SB was earned during which he was employed) of the SB amount otherwise payable to him had his employment not been terminated. If his employment was terminated for any reason prior to the second year in which the SB would have been earned had his employment not been terminated, Mr. Gatto would not be entitled to any portion thereof.

There will be no offset against the foregoing amounts due him on account of any remuneration attributable to any subsequent employment that he may obtain. In addition to items (1) through (6) above, the Company will, through the second anniversary of such qualified termination, continue to provide to Mr. Gatto medical and other insurance benefits, in each case to the extent and on substantially the same basis as provided immediately prior to such termination.

Further, in the event of such termination, the unexercised portion of the options granted to him shall remain exercisable for a period of two years or the remaining term of such options, whichever is shorter.

Mr. Gatto was not a participant in the Company’s Severance Policy or Change in Control Plan.

As of December 3, 2007, Mr. Gatto retired as President and Chief Executive Officer of the Company and his employment was terminated by agreement between Mr. Gatto and the Company.  In connection with his departure, Mr. Gatto will receive substantially the payments and other benefits applicable to a termination by Mr. Gatto with Good Reason or a termination by the Company without Cause under the Gatto Agreement. In consideration of the foregoing, Mr. Gatto executed a release in substantially the form previously filed with the Gatto Agreement, and agreed to make himself available to provide transitional assistance to the Company for a period of four months. The restrictions in his employment agreement pertaining to non-competition, non-solicitation and no disparagement remain applicable.  See footnote 9 of the Summary Compensation Table above and the section captioned “Actual Terminations in 2007” in the “Potential Payments Upon Termination or Change in Control” section below for further detail with respect to amounts and benefits paid and/or accrued to Mr. Gatto as a result of his departure from the Company.

Mr. Cappiello

On July 27, 2005, the Company entered into an employment agreement, effective August 1, 2005 with Anthony Cappiello, with respect to his employment as Executive Vice President and Chief Administrative Officer of the Company. In accordance with the terms of his agreement, Mr. Cappiello is entitled to an annual base salary of $325,000, which will not be reduced (his current base salary is $353,000).  Mr. Cappiello assumed the position of interim principal financial officer upon the retirement of Mr. O’Reardon as of November 13, 2007, and in connection therewith, received a special one-time bonus of $25,000. Mr. Cappiello is also entitled to participate in the IC Program with an Applicable Percentage of 50% provided, however, that $65,000 of his potential incentive compensation for 2007 was guaranteed to be paid in equal quarterly installments.  In addition, after 3 months of continuous employment, Mr. Cappiello was granted 50,000 stock options pursuant to the 2004 Plan. Future option grants are at the discretion of the Compensation Committee of the Board.  See the 2007 Grants of Plan-Based Awards table above for a description of equity issued to Mr. Cappiello in 2007.

Pursuant to his agreement, Mr. Cappiello is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, and receives a car allowance. Mr. Cappiello is also entitled to three week’s annual vacation (one week more than he would be entitled to based on tenure). Mr. Cappiello is not a participant in the Company’s Severance Policy, but is a participant in the Company’s Change in Control Plan.  In addition, pursuant to his current agreement with the Company, Mr. Cappiello is entitled to an annual housing allowance, resulting in a reimbursement of $20,358 during 2007. His employment is “at will”.

In accordance with his agreement, in the event that Mr. Cappiello’s employment with the Company is terminated for any reason other than for cause, except in the case of a Change in Control in the Company, as defined in the Company’s Change in Control Plan (in which case severance will be governed by the terms of such plan), he will be eligible to receive severance in accordance with the following schedule:  (i) during the first 8 months following such termination, severance pay at the rate of 100% of his annual base salary in effect on the termination date (the “Termination Amount”), (ii) during the 9th and 10th months following such termination, severance pay at the rate of 75% of the Termination Amount, and (iii) during the 11th and 12th months following such termination, severance pay at the rate of 50% of the Termination Amount. All severance payments will be paid over the course of the severance period. During such severance period, Mr. Cappiello will be entitled to continue to participate in Company insurance plans (and will continue to receive his car allowance). All severance payments and benefits, however, will terminate if Mr. Cappiello obtains gainful employment during the severance period. In addition, the March 30, 2007 amendments to the Severance Policy are applicable to Mr. Cappiello (i.e., in the event such amendments are triggered, Mr. Cappiello will receive 100% of his annual base salary for a period of 12 months).

Mr. O’Reardon (retired as of November 13, 2007)

As of July 5, 2006, James J. O’Reardon, Jr., formerly Vice President—Corporate Audits, assumed the position of Vice President and Chief Financial Officer of the Company. In connection therewith, Mr. O’Reardon’s employment arrangement provided for an annual base salary of $250,000, subject to periodic review. Mr. O’Reardon also participated in the IC Program with an Applicable Percentage of 40%. Option grants were at the discretion of the Compensation Committee. Pursuant to his arrangement with the Company, Mr. O’Reardon was also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy, and received a monthly car allowance. Mr. O’Reardon was a participant in the Change in Control Plan. His employment was “at will”.  Mr. O’Reardon retired as of November 13, 2007, and in connection therewith, he received $1,923 of unused holiday time and $21,154 of unused vacation time.  Mr. O’Reardon was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2007, and in accordance with the provisions of the IC Program, was not entitled to receive any payment with respect thereto; however, based on his employment for most of 2007, his many years of service to the Company and his continued efforts on behalf of the Company as a consultant, the Committee awarded Mr. O’Reardon an amount equal to approximately 83% of the amount to which he would otherwise have been entitled under the IC Program for 2007.  See the Summary Compensation Table above and the section captioned “Actual Terminations in 2007” in the “Potential Payments Upon Termination or Change in Control” section below for further detail with respect to the amounts and benefits paid and/or accrued to Mr. O’Reardon upon his retirement.

Mr. Goldfarb

On September 26, 2005, Marc S. Goldfarb was hired as Vice President, General Counsel and Secretary of the Company at an annual base salary of $260,000. In accordance with the terms of his current employment arrangement with the Company, Mr. Goldfarb serves as Senior Vice President and General Counsel of the Company (as of May 31, 2006) and during 2007, his annual base salary was $315,000 (which amount was increased to $326,000 as of January 1, 2008). Pursuant to his current arrangement, Mr. Goldfarb is entitled to participate in the IC Program, with an Applicable Percentage of 50%. After 3 months of continuous employment, Mr. Goldfarb was granted 40,000 stock options pursuant to the 2004 Plan. Future option grants are at the discretion of the Compensation Committee. See the 2007 Grants of Plan-Based Awards table above for a description of equity issued to Mr. Goldfarb in 2007.  His employment is “at will”.

Pursuant to his arrangement with the Company, Mr. Goldfarb is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy (with a guaranteed minimum of 8 months of severance thereunder), and receives a monthly car allowance. Mr. Goldfarb is also entitled to three weeks annual vacation (one week more than he would be entitled to based on tenure). Mr. Goldfarb is a participant in the Change in Control Plan. In addition, the March 30, 2007 amendments to the Severance Policy are applicable to Mr. Goldfarb, i.e., in the event such amendments are triggered, Mr. Goldfarb will receive payments and benefits under the Severance Policy for a period of 12 months following termination.

Mr. Bialosky

Mr. Bialosky, who joined the Company on April 4, 2003, currently serves as Executive Vice President—Sales. During 2007, his employment arrangement provided for an annual base salary of $345,000, which is subject to periodic review (such amount was increased to $357,000 as of January 1, 2008). On his date of hire, Mr. Bialosky was awarded (i) 15,000 stock options, all of which were purchased by the Company on August 3, 2004; and (ii) 1,534 shares of restricted stock, all of which have vested (and have been sold). Future option grants are at the discretion of the Compensation Committee.  See the 2007 Grant of Plan Based Awards table above for a description of equity issued to Mr. Bialosky in 2007.  Mr. Bialosky’s employment with the Company is “at will”.

Mr. Bialosky is entitled to participate in a sales incentive compensation program pursuant to which he is eligible to receive a pre-determined percentage of his base salary if specified sales, margin, direct selling expense and inventory levels are achieved in accordance with specified targets. See “2007 Incentive Compensation for Mr. Bialosky” in the Compensation Discussion and Analysis for further information with respect to Mr. Bialosky’s incentive compensation arrangements. Pursuant to his employment arrangement, Mr. Bialosky is also entitled to participate generally in all pension, retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Severance Policy and the provision of a car allowance, and he is also entitled to three weeks annual vacation.

Mr. Bialosky is a participant in the Company’s Change in Control Plan, and the March 30, 2007 amendments to the Severance Policy are applicable to him.

Mr. Robinson

Mr. Robinson was appointed President—International Division in February 2003 at an annual base salary of $330,794 (converted from British Pounds Sterling at a conversion rate of £1.00 to $2.0017, which represents the average exchange rate for fiscal year 2007), subject to periodic review (his current base salary is $354,301, using the same conversion rate).  In accordance with the terms of his employment arrangement with the Company, Mr. Robinson is entitled to participate in the IC Program, with an Applicable Percentage of 60% during 2007.  Option grants are at the discretion of the Compensation Committee. Mr. Robinson was not granted an equity award in 2007.  His employment is “at will”.

Pursuant to his arrangement with the Company, Mr. Robinson is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including The Russell Berrie (UK) Ltd. Personal Pension Plan (in lieu of the 401(k) Plan) and the Company’s Severance Policy, and receives a monthly car allowance. Mr. Robinson is also entitled to three weeks’ annual vacation. Mr. Robinson is a participant in the Change in Control Plan.

See the Summary Compensation Table above for information with respect to compensation received by the NEOs under their employment agreements and arrangements during 2007.

Termination of Employment and Change-In-Control Arrangements

(i)           40l(k) Plan and U.K. Plan

The Company offers eligible employees the opportunity to participate in the 401(k) Plan based on employees’ pretax salary deferrals with Company matching contributions. Participating employees may elect to contribute from 1% to 75% (but not in excess of the amount permitted by the Code, i.e., $15,500 in 2007, and $20,500 in 2007 for employees age 50 and older who elect to make catch-up contributions) of their compensation, on a pretax basis, to the 401(k) Plan. Because the 401(k) Plan is a qualified defined contribution plan, if certain highly compensated employees’ contributions exceed the amount prescribed by the Code, such contributions will be reduced or limited. In 2007, contributions of certain highly compensated employees were limited to an average of 6.29% of their eligible compensation (excluding elective catch-up contributions). Employees’ contributions are invested in one or more of eight funds (as selected by each participating employee). The Company matches a portion (one-half of any amount up to 6% of salary contributed) of the compensation deferred by each employee. The Company’s matching contribution is fully vested after four years of employment at the rate of 25% per year of employment. Under certain circumstances, the 401(k) Plan permits participants to make withdrawals or receive loans from the 401(k) Plan prior to retirement age.

The retirement benefit attributable to Mr Robinson relates to The Russell Berrie (UK) Ltd. Personal Pension Plan, which is available to all employees of Russ Berrie (UK) Ltd. Contributions to the plan are made by both the employee and the employer in defined percentages of gross salary. The contributions of the plan are invested in market funds through the plan administrators. The value of each individual’s retirement fund is returned as a cash sum upon retirement with which the employee can purchase an annuity to provide income during retirement.

(ii)          Change in Control Plan

The Board adopted a Change in Control Severance Plan (the “Change in Control Plan”) effective January 29, 2003, as amended December 22, 2003 and March 13, 2007 (to clarify a provision thereunder).

Participants

Participants in the Change in Control Plan are those individuals from time to time designated by the Board or a duly authorized committee of the Board.

Benefits

If a participant’s employment with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan) or by the participant for “Good Reason” (as defined in the Change in Control Plan) (each, a “Qualifying Termination”) during the period commencing six months prior to and ending two years after a Change in Control (defined in the Change in Control Plan generally to mean:  (A) where any person or group, other than the Company, any of its subsidiaries, Ms. Berrie, Mr. Berrie’s lineal descendants, Mr. Berrie’s Estate, various specified trusts or other entities created by or at the direction of Mr. Berrie, any trust created pursuant to the terms of the instruments governing or creating such trusts or entities, any fiduciaries thereof or specified groups in which the foregoing are members, becomes the beneficial owner of 25% or more of the voting power of the Company, (B) as a result of specified events, a defined group of directors ceases to be a majority of the Board, (C) consummation of specified business combinations, sales of assets or recapitalizations or similar transactions involving the Company, or (D) approval by the shareholders of a plan of liquidation or dissolution of the Company), such participant shall be paid the following “Severance Benefit”:

(i)      if the Qualifying Termination occurs during the six-month period preceding or the one-year period following the Change in Control (the “First Period”), an amount equal to 150% of the participant’s “Current Total Annual Compensation”; and

(ii)     if the Qualifying Termination occurs during the second year after the Change in Control (the “Second Period”), an amount equal to 75% of the participant’s Current Total Annual Compensation.

For purposes of the Change in Control Plan, “Current Total Annual Compensation” is the sum of the following amounts:  (A) the greater of a participant’s highest rate of annual salary during the calendar year in which his employment terminates or such participant’s highest rate of annual salary during the calendar year immediately prior to the year of such termination; (B) the greater of a participant’s annual bonus compensation (prior to any bonus deferral election) earned in respect of each of the two most recent calendar years immediately preceding the calendar year in which the participant’s employment terminated; and (C) the amount of the Company’s contribution to the participant’s 401(k) account for the last full year prior to such termination.

Severance Benefits will be paid in one lump-sum payment within 30 business days after a participant’s employment with the Company terminates or the Change in Control occurs, whichever is later, or at such earlier time as required by applicable law.  We are currently in the process of amending this plan to comply with Section 409A of the Code.

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

Rights Under Other Plans, Policies, Practices and Agreements

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

Code Section 409A

Notwithstanding the foregoing, all payments and benefits under the Change in Control Plan will be made in compliance with Section 409A.

(iii)                          Severance Policy

The Compensation Committee adopted an amendment (the “Amendment”) to the Company’s general severance policy (which previously allowed for a maximum of six week’s severance pay under specified circumstances), applicable in general only to employees who are domestic vice presidents or above and who are designated by the Committee as eligible participants in the plan (collectively, “DVPs”), effective February 11, 2003. This severance policy was further amended as of March 30, 2007 (as so amended, the “Severance Policy”).

Benefits

If a DVP’s employment with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan), and not in connection with (i.e., occurring more than 6 months before or more than two years after) a Change in Control of the Company (as defined in the Change in Control Plan), such DVP will be paid “Severance Payments” ranging from a minimum amount equal to 4 months of such DVP’s base salary in effect on the date of termination, exclusive of any bonuses or commissions (“Current Salary”) to a maximum amount equal to 12 months of such DVP’s Current Salary, depending on the period of time that such DVP was employed by the Company at the time of such termination. The time period on which Severance

Payments are based (i.e., 4 months of total employment, 6 months of total employment, etc.) shall be the “Severance Period”.  Severance Payments will be paid over the course of the relevant Severance Period in accordance with the Company’s regular salary payment schedule (not in a lump sum), unless otherwise required by Section 409A of the Code. As of March 30, 2007, the Company amended the Severance Policy to specify that notwithstanding anything to the contrary therein, in the event that the employment of specified DVPs is terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated DVP will be extended by an additional 4 months up to a maximum Severance Period of 12 months.

During the relevant Severance Period, the Company will continue to provide the terminated DVP with medical and other insurance benefits, in each case to the extent and on substantially the same basis (including relevant payroll deductions) as provided immediately prior to the termination. In addition, for a period of 60 days following the DVP’s termination, the Company will continue to provide to the DVP use of an automobile or an equivalent payment therefor.

Termination of Severance Payments

If the terminated DVP obtains gainful employment during the Severance Period, the Amendment provides that Severance Payments will terminate on the date that such new employment commences.

Amendment

No amendment to the Severance Policy will become effective (as to a person covered thereby prior to such amendment) prior to the date which is six months from the date such amendment is approved by the Board or the Compensation Committee.

General Release

As a condition to the receipt of any Severance Payments, each terminated DVP will be required to execute the Company’s form of General Release, which provides generally for the following:  (i) an irrevocable release by the DVP of existing or future claims against the Company and specified related parties arising out of the performance of services to or on behalf of the Company by such DVP through the date of such release, (ii) an agreement by the DVP to keep all non-public information pertaining to the Company and specified parties confidential, (iii) an agreement by the DVP not to disparage the Company or specified related persons and (iv) an affirmation by the DVP of his/her obligations under or pursuant to any restrictive covenant (non-compete) agreements that such DVP signed with the Company. In the event that such release is not executed within 45 days of its delivery to the relevant DVP, such DVP will be entitled to only one week of severance pay for each year of service, with a maximum severance payment equal to six (6) weeks of severance pay, less any applicable withholdings, in addition to medical and dental insurance coverage (if enrolled therein on the date of termination of employment), paid by the Company, until the end of the month of termination. Thereafter, the DVP will be entitled to continue his/her medical and dental insurance coverage, at his/her expense, pursuant to the provisions of COBRA.

Rights Under Other Agreements

The Amendment supersedes any other agreement between the Company and a DVP that provides for lesser benefits with respect to the type of termination covered thereby in effect on the effective date of the Amendment or thereafter.

2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”)

The 2004 Plan provides for awards of options to officers, directors and key employees designated by the Compensation Committee to purchase Common Stock of the Company (including options designated as incentive stock options under Section 422 of the Code, and options not so designated), restricted stock and non-restricted stock (outside directors may be awarded options only). A total of 2,750,000 shares of Common Stock were reserved for the grant of options and awards of Common Stock under the 2004 Plan for all eligible plan participants. No participant under the 2004 Plan will be granted awards of options to purchase more than 100,000 shares of Common Stock in any plan year. No award may be granted under the 2004 Plan after December 31, 2008.

Vesting and Term

Options and restricted stock generally vest ratably over five years (20% per year) from the date of grant, unless the vesting schedule is modified by the Committee in its sole discretion. In general, options will remain exercisable for ten years from the date of grant. See “Compensation Discussion and Analysis” above for a description of the acceleration of the vesting period of specified options in 2005.

Acceleration of Vesting/Exercise Period

With respect to awards of options (other than awards to outside directors, which is discussed below), upon retirement (as defined in the Company’s 401(k) plan), Disability (as defined in the 2004 Plan) or death (either while employed or within the year after retirement), all unexercised options vest, and may be exercised for up to one year (unless provided otherwise in an option agreement evidencing the award) or the term of the unexpired option, if earlier; unless otherwise provided in an option agreement or the Company’s Change in Control Plan, (i) if a participant’s employment is terminated for reasons other than Cause (as defined in the 2004 Plan), vested unexercised options may be exercised within 30 days of termination, or the term of the unexpired option, if earlier, and (ii) if a participant’s employment is terminated for any other reason, all options are cancelled as of the termination date.

With respect to awards of options to outside directors, in the event of the death or Disability (as defined in the 2004 Plan) of a participant while serving as a member of the Board, all unexercised options vest, and may be exercised for up to one year (unless provided otherwise in an agreement evidencing the award) or the term of the unexpired option, if earlier; if a participant ceases to serve as a member of the Board for any other reason, vested options shall be exercisable for a period of 30 days following termination (unless otherwise provided in an agreement evidencing the award).

With respect to awards of restricted stock, unless otherwise provided in an agreement governing the award or the Company’s Change in Control Plan, all non-vested restricted stock is forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, generally five years from the date of grant, except in the event of retirement, Disability (as defined in the 2004 Plan) or death, in which case all restrictions lapse as of the date of the relevant event.

Exercise Price

The per share exercise price of any option granted under the 2004 Plan is equal to the closing sales price of a share of Common Stock on the applicable date of grant on the NYSE or such other national securities exchange as the Common Stock may then be traded (or over-the-counter market system, if applicable), or if no sales of Common Stock shall have occurred on that date on any such exchange (or over-the-counter market system, if applicable), on the first preceding date on which a sale of Common Stock so occurred in the event that the Common Stock is listed on an exchange (or the average of the bid and asked prices for a share of Common Stock at the end of the date of grant in the event that the Common Stock is traded on an over-the-counter market system the closing sales price of a share of Common Stock on the deemed date of grant on the New York Stock Exchange, however, exercise price of any incentive stock option granted to a ten percent stockholder (as defined in the 2004 Plan) shall be 110% of the amount determined above.

Exercise of Vested Options

The Committee can impose exercise limitations in its sole discretion. The vesting schedule pertaining to options may be accelerated by, and the limitations on any option exercises may be adjusted by, the Committee in its sole discretion.

Adjustments

In the event of any change in the outstanding Common Stock as a result of events specified in the 2004 Plan, the Committee may adjust the aggregate number of shares of Common Stock available for awards under the 2004 Plan, the exercise price of any options granted under the 2004 Plan, and any or all other matters deemed appropriate by the Committee, including, without limitation, accelerating the vesting and/or exercise period pertaining to any award thereunder.

Transferability

Options granted under the 2004 Plan are not assignable or transferable except by will or by the laws of descent and distribution; provided that such options are transferable to participant’s spouses, children, parents, mothers and fathers-in-law, brothers and sisters-in-law, sons and daughters-in-law, anyone (other than employees) living in such participant’s home (each, a member of such participant’s “Immediate Family”), a trust for the benefit of such participant or any member of his or her Immediate Family, partnerships in which such participant or members of his or her Immediate Family and/or trusts are the only partners, and/or any organization exempt under Section 501(c) of the Code. Except as described above, options are exercisable only by the participant entitled thereto or such participant’s permitted assignee or transferee.

Rights of Holders of Restricted Stock

A holder of restricted stock has all rights of a shareholder with respect to such stock, including the right to receive dividends thereon.

Amendment, Termination and Duration of the Plan

The Committee may at any time amend or terminate the 2004 Plan. Amendments of the 2004 Plan are subject to the approval of the shareholders of the Company as required by applicable law, regulation or stock exchange requirement. The 2004 Plan shall remain in effect until all stock subject to it is distributed or all awards have expired or lapsed, whichever is latest to occur, or the 2004 Plan is earlier terminated by the Committee. No awards may be granted under the 2004 Plan more than five years after its effective date.

Acceleration of Vesting in 2005

Effective December 28, 2005, we amended all outstanding stock option agreements pertaining to options with exercise prices in excess of the market price for the underlying stock at the close of business on December 28, 2005 which had remaining vesting requirements. As a result of these amendments, all such options became fully vested and immediately exercisable at the close of business on December 28, 2005. Prior to such amendments, all such options, which represented all outstanding options, were subject to ratable vesting schedules over periods ranging from one to five years. See “Compensation Discussion and Analysis” for further detail with respect to the acceleration of such options.

2007 Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards for the NEOs as of December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested($)
Bruce Crain	0
			100,000	(1)		16.05	12/04/17
			20,000	(2)		16.05	12/04/17
								85,000	(3)	1,390,600

Andrew Gatto	100,000	(5)				13.05	12/03/09
	100,000	(6)				19.53	12/03/09
	150,000	(7)				19.53	12/03/09

Anthony	10,000	(8)				13.74	11/01/15
Cappiello			26,700	(9)		16.77	12/27/17
								3,900	(10)	63,804

James J.	0					0	0
O’Reardon,
Jr.

Marc Goldfarb	20,000	(8)				11.52	12/26/15
			24,700	(9)		16.77	12/27/17
								3,600	(10)	58,896
	-0-
Jeffrey
Bialosky			27,000	(9)		16.77	12/27/17

								3,900	(10)	63,804

Chris Robinson	12,882	(11)				13.05	5/02/15
	1,780	(12)				23.635	1/04/09
	2,244	(12)				20.75	1/02/11
	1,535	(12)				30.98	1/02/12
	1,567	(12)				34.8	1/02/13
	15,000	(12)				34.05	1/02/14

(1)               Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 100,000 stock options pursuant to the 2004 Plan at an exercise price of $16.05.  Of the foregoing, 80,000 of such options vest ratably over a five year period commencing December 4, 2008, and the remaining 20,000 of such options will become fully vested on the six-month anniversary of the commencement date of his employment.  All such options are generally exercisable for a period of 10 years from December 4, 2007.  If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of all such options will be cancelled or immediately forfeited, as applicable, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.  If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, such option will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.  If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability, such option will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term.  In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the portion of such option will become immediately vested and/or non-forfeitable, as applicable, to the extent that was scheduled to vest within three years of the date of such Change in Control, and the vesting dates of the option that were not scheduled to vest within three years of the date of such Change in Control shall be accelerated by three years. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of such option that was scheduled to vest within three years of the date of termination, and which did not vest as described above, shall become vested and exercisable on the date of such Change in Control, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.  The acceleration provisions described above are referred to as the “Crain Acceleration Provisions”.  Note that the table excludes the grant of 100,000 options to Mr. Crain under then 2004 Plan pursuant to the Crain Agreement on January 4, 2008.

(2)               Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 20,000 stock options outside of the 2004 Plan (due to grant limitations therein) at an exercise price of $16.05.  These options vest ratably over a five-year period, commencing on December 4, 2008, and are generally exercisable for 10 years from December 4, 2007.  The Crain Acceleration Provisions apply to these options.

(3)               Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 85,000 shares of restricted stock pursuant to the 2004 Plan, which vest ratably over a four-year period commencing December 4, 2008.  The Crain Acceleration Provisions apply to this grant of restricted stock, but the words “become vested and exercisable” should be replaced by the words “become non-forfeitable”.

(4)               Calculated using the closing price of the Company’s Common Stock on December 31, 2007 of $16.36.

(5)               The referenced options were granted under the 2004 Plan to Mr. Gatto on May 2, 2005. Under the original grant terms, the options vest and become exercisable ratably over five years (20% per year), commencing on the first anniversary of the date of grant, however, all such options were deemed vested as of December 28, 2005. See “Acceleration of Vesting in 2005” above for a discussion of accelerated vesting of options. In accordance with the terms of the option agreement governing this grant, all such options will remain exercisable until December 3, 2009, two years from the date of his termination. The options are subject to an anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan. The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery (i) fully registered (at the Company’s expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company’s expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.

(6)               The referenced options were granted pursuant to the terms of the Gatto Agreement on June 1, 2004 pursuant to the 2004 Plan. Under the original grant terms, all of the referenced options vest and become exercisable ratably over five years (20% per year) commencing on the first anniversary of the date of grant, however, all such options were deemed vested as of December 28, 2005. See “Acceleration of Vesting in 2005” above for a discussion of accelerated vesting of options. In accordance with the terms of his employment agreement with the Company, all such options will remain exercisable until December 3, 2009, two years from the date of his termination.  The options are subject to an anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan. The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery (i) fully registered (at the Company’s expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company’s expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.

(7)               The referenced options were granted pursuant to the terms of the Gatto Agreement on June 1, 2004 outside of the 2004 Plan (due to grant limitations thereunder).  Under the original grant terms, all of the referenced options vest and become exercisable ratably over five years (20% per year) commencing on the first anniversary of the date of grant, however, all such options were deemed vested as of December 28, 2005. See “Acceleration of Vesting in 2005” above for a discussion of accelerated vesting of options. In accordance with the terms of his employment agreement with the Company, all such options will remain exercisable until December 3, 2009, two years from the date of his termination.  The options are subject to an anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above). The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery (i) fully registered (at the Company’s expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company’s expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.

(8)               The referenced options were granted under the 2004 Plan 90 days following the commencement of employment of the relevant individual. Under the original grant terms, all of the referenced options vest and become exercisable ratably over five years (20% per year) commencing on the first anniversary of the date of grant, however, all such options were deemed vested as of December 28, 2005. See “Acceleration of Vesting in 2005” above for a discussion of accelerated vesting of options.   In the event of retirement, disability or death of the option holder while in the employ of the Company or within one year after such date, all such unexercised options will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event.  If the option holder’s employment is terminated for any other reason, any unexercised options will be cancelled and deemed terminated immediately, except that if employment is terminated by the Company for other than “Cause” (as defined in the 2004 Plan), all unexercised options, to the extent vested, may be exercised within 30 days of the termination date (or the option period, if shorter).  In the event of any change in the outstanding Common Stock, as specified in the plan, the committee administering the plan may adjust the aggregate number of shares available for awards under the plan, the exercise price of any options granted under the plan, and any or all other matters deemed appropriate by such committee, including, without limitation, accelerating the exercise period pertaining to any award thereunder. In connection with a Business Combination (as defined in the 2004 Plan), such committee, in its sole discretion, may provide for, among other things, the substitution for such awards of new awards covering the stock of a successor corporation (or a parent or subsidiary thereof), with appropriate adjustments as to the number and kind of shares and exercise prices, or the acceleration of the exercise period pertaining to any award.  The foregoing provisions are referred to as the “Acceleration Provisions”.  Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(9)               The referenced options were granted under the 2004 Plan on December 27, 2007, vest ratably over a five-year period commencing December 27, 2008, and are generally exercisable for a period of 10 years from the date of grant.  The Acceleration Provisions are applicable to this grant.  Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(10)         The restricted stock was granted under the 2004 Plan on December 27, 2007, and vests ratably over a five-year period commencing December 27, 2008.  All non-vested restricted stock is forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, generally five years from the date of grant, except in the event of retirement, Disability (as defined in the 2004 Plan) or death, in which case all restrictions lapse as of the date of the relevant event.  Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(11)

Remainder of original grant of 70,000 options on May 2, 2005 pursuant to the 2004 Plan. Under the original grant terms, such options vested ratably over a five-year period commencing one year from the date of grant and, in general expire ten years from the date of grant, however, all such options were deemed vested as of December 28, 2005. See “Acceleration of Vesting in 2005” above for a discussion of the accelerated vesting of options.

(12)

Mr. Robinson holds 1,780, 2,244, 1,535, and 1,567 options granted on January 4, 1999, January 2, 2001, January 2, 2002, and January 2, 2003 respectively under the predecessor to the 2004 Plan, all vesting one year from the date of grant with an expiration date ten years from the date of grant. The Acceleration Provisions are applicable to these grants. Mr. Robinson also holds 15,000 options granted on January 2, 2004 pursuant to the 2004 Plan at an exercise price of $34.05 per share. Under the original grant terms, such options vested ratably over a five-year period commencing one year from the date of grant and expire ten years from the date of grant, however, all such options were deemed vested as of December 28, 2005. See “Acceleration of Vesting in 2005” above for a discussion of the accelerated vesting of options. The Acceleration Provisions are applicable to this grant.

2007 Option Exercises and Stock Vested

The following table sets forth the number of shares of Company Common Stock acquired by NEOs during 2007 upon the exercise of options and the number of shares with respect to which restrictions on restricted stock held by NEOs lapsed as of December 31, 2007.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bruce Crain	n/a	n/a		n/a	n/a
Andrew Gatto	n/a	n/a		n/a	n/a
Anthony Cappiello	30,000	119,000	(1)	n/a	n/a
James J. O’Reardon, Jr.	n/a	n/a		n/a	n/a
Marc Goldfarb	20,000	100,800	(2)	n/a	n/a
Jeffrey Bialosky	25,000	115,250	(3)	n/a	n/a
Chris Robinson	57,118	317,878	(4)	n/a	n/a

(1)               Mr. Cappiello exercised 20,000 options on 11/13/07 with a market price at exercise of $17.64 and an exercise price of $13.74; and 10,000 options on 11/14/07 with a market price at exercise of $17.84 and an exercise price of $13.74.

(2)               Mr. Goldfarb exercised 20,000 options on 12/19/07 with a market price at exercise of $16.56 and an exercise price of $11.52.

(3)               Mr. Bialosky exercised 25,000 options on 11/13/07 with a market price at exercise of $17.66 and an exercise price of $13.05.

(4)               Mr. Robinson exercised: 7,400 options on 11/16/07 with a market price at exercise of $18.12 and an exercise price of $13.05; 17,900 options on 11/14/07 with a market price at exercise of $17.90 and an exercise price of $13.05; 1,618 options on 06/29/07 with a market price at exercise of $19.00 and an exercise price of $13.05., and 30,200 options on 06/28/07 with a market price at exercise of $19.14 and an exercise price of $13.05.

Potential Payments Upon Termination or Change in Control

Our named executive officers may receive compensation in connection with the termination of their employment.  The nature and amount of such compensation depend on whether their employment terminates as a result of:  (i) death, (ii) disability, (iii) retirement, (iv) termination by the Company without cause (either in connection with a Change in Control or not) or termination by the executive with good reason, or (v) termination by the Company for cause or termination by the executive without good reason.  Estimates of the compensation that each of our named executive officers would be entitled to receive under each of these termination circumstances is described in the following tables, assuming that their employment terminated on December 31, 2007, the last business day of such year (other than Messrs. Gatto and O’Reardon, whose employment with the Company terminated as of December 3, 2007 and November 13, 2007, respectively, and are discussed under the caption “Actual Terminations in 2007” below).  In addition, the following tables do not reflect additional or alternate payments or benefits provided under individual employment agreements between the Company and each of Mr. Crain and Mr. Cappiello, which are discussed separately below under the caption “Individual Termination/Change in Control Arrangements”.  Further, the following tables do not include payments under the Company’s 401k plan (or in the case of Mr. Robinson, The Russell Berrie (UK) Ltd. Personal Pension Plan, which is available to all employees of Russ Berrie (UK) Ltd.), or the Company’s life insurance or disability plans, as these plans are available to all salaried employees generally and do not discriminate in scope, terms or operation, in favor of our executive officers.

Any actual compensation received by our named executive officers in the circumstances set forth below may be different than we describe because many factors affect the amount of any compensation received. These factors include: the date of the executive’s termination of employment; the executive’s base salary at the time of termination; the Company’s stock price at the time of termination; and the executive’s age and service with the Company at the time of termination. In addition, although the Company has entered into individual agreements with certain of our named executive officers, in connection with a particular termination of employment the Company and the named executive officer may mutually agree on severance terms that vary from those provided in pre-existing agreements.

For a description of (i) triggering events that provide for payments and benefits set forth in the following tables, (ii) payment schedules and duration with respect to such payments and benefits, and (iii) how appropriate payment and benefit levels are determined under such triggering events, please see the section captioned “Termination of Employment and Change in Control Arrangements” above, which set forth such matters in detail.  The value of any option acceleration in the following tables is equal to the difference between the market price of the Company’s Common Stock on December 31, 2007 ($16.36) and the exercise price of the relevant options, multiplied by the number of options that would accelerate as a result of the triggering event.  The value of the restricted stock acceleration is equal to the market price of the Company’s Common Stock on December 31, 2007 multiplied by the number of shares of restricted stock that become vested or non-forfeitable as a result of the triggering event.

Note that if an NEO is terminated with cause or by the NEO without good reason, such NEO will be entitled to the payment of amounts that have accrued at the time of termination, but have not been paid (other than payments under the IC program, for which a participant must be in the employ of the Company at the time of payment, which is typically in March following the year of determination).

TERMINATION AS A RESULT OF A CHANGE IN CONTROL UNDER
THE CHANGE IN CONTROL PLAN*

	First Period				Second Period
NEO	Cash(1)	Acceleration of Vesting(2)	Other(4)	Total	Cash(1)	Acceleration of Vesting (2)(3)	Other (5)	Total
Anthony Cappiello	$511,950	$63,804	$43,013	$618,767	$255,975	$0	$28,675	$284,650
Marc Goldfarb	$472,500	$58,896	$43,013	$574,409	$236,250	$0	$28,675	$264,925
Jeffrey Bialosky	$517,500	$63,804	$43,013	$624,317	$258,750	$0	$28,675	$287,425
Chris Robinson(6)	$512,353	$0	$26,120	$538,473	$256,176	$0	$17,413	$273,589

*                                         If a participant’s employment with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan) or by the participant for “Good Reason” (as defined in the Change in Control Plan) (each, a “Qualifying Termination”) during the period commencing six months prior to and ending two years after a Change in Control (defined in the Change in Control Plan), the benefits under such plan apply.  If a participant is due benefits or payments under both an individual agreement in effect on January 1, 2003 or thereafter and the Change in Control Plan and/or where the Change in Control Plan and such agreement have inconsistent or conflicting terms and conditions, the participant shall receive the greater of the benefits and payments, determined on an item-by-item basis.  The definition of a “Change in Control” is generally described in the section captioned “Termination of Employment and Change in Control Arrangements” above.  Mr. Crain does not participate in the Change in Control Plan.

(1)                  If the Qualifying Termination occurs during the six-month period preceding or the one-year period following the Change in Control (the “First Period”), the participant is entitled to an amount equal to 150% of the participant’s “Current Total Annual Compensation”; and if the Qualifying Termination occurs during the second year after the Change in Control (the “Second Period”), the participant is entitled to an amount equal to 75% of the participant’s Current Total Annual Compensation.  “Current Total Annual Compensation” is the sum of the following amounts:  (A) the greater of a participant’s highest rate of annual salary during the calendar year in which his employment terminates or such participant’s highest rate of annual salary during the calendar year immediately prior to the year of such termination; (B) the greater of a participant’s annual bonus compensation earned in respect of each of the two most recent calendar years immediately preceding the calendar year in which the participant’s employment terminated; and (C) the amount of the Company’s contribution to the participant’s 401(k) account for the last full year prior to such termination (The Russell Berrie (UK) Ltd. Personal Pension Plan in the case of Mr. Robinson).

(2)               Because the exercise price of all of the unvested options held by the NEOs in the table ($16.77) exceeds the market price of the Company’s Common Stock on December 31, 2007 ($16.36), no value is attributable to the acceleration of stock options in either the First Period or the Second Period based on a triggering event occurring on December 31, 2007.  As a result, the numbers shown in the table, if any, represent the value of the acceleration of the vesting of unvested restricted stock held by the NEOs in the table.  Mr. Robinson holds no unvested stock options or restricted stock.

(3)               As the outstanding unvested restricted stock held by the NEOs in the table was granted on December 27, 2007, and vests ratably over a 5-year period, commencing on December 27, 2008, the acceleration of the vesting period of such restricted stock during the Second Period would not result in the vesting of any of such restricted stock as of December 31, 2007, the assumed date of the triggering event for purposes of this table.

(4)               Represents cost to the Company for each of Messrs. Cappiello, Goldfarb, Bialosky and Mr. Robinson:  (i) to remain on the Company’s health and dental insurance plan ($23,213, $23,213, $23,213 and $3,600, respectively), during the 18 months following the qualifying termination, and (ii) for car allowance and related reimbursements ($19,800, $19,800, $19,800 and $22,520, respectively), for 18 months following the qualifying termination.

(5)               Represents cost to the Company for each of Messrs. Cappiello, Goldfarb, Bialosky and Mr. Robinson:  (i) to remain on the Company’s health and dental insurance plan ($15,475, $15,475, $15,475 and $2,400, respectively), during the 12 months following the qualifying termination, and (ii) for car allowance and related reimbursements ($13,200, $13,200, $13,200 and $15,013, respectively), during the 12 months following the qualifying termination.

(6)               Numbers for Mr. Robinson have been converted from British Pounds Sterling where applicable into U.S. dollars using a conversion rate of £1.00 to $2.0017, which represents the average exchange rate for fiscal year 2007.

TERMINATION AS A RESULT OF RETIREMENT, DISABILITY OR DEATH*

NEO	Option Acceleration(1)	Restricted Stock Acceleration	Total
Anthony Cappiello	$0	$63,804	$63,804
Marc Goldfarb	$0	$58,896	$58,896
Jeffrey Bialosky	$0	$63,804	$63,804
Chris Robinson	$0	$0	$0

*                                         As described above, the table does not include disability compensation under the Company’s disability benefit plans, death benefits under the Company’s life insurance plans, or amounts payable under the Company’s 401k plan (or the U.K. Personal Pension Plan in the case of Mr. Robinson).  NEOs are not otherwise entitled to compensation in the event of death, disability or retirement beyond compensation and benefits accrued at the time of such event and the accelerated vesting of equity awards under the agreements governing such awards (other than Mr. Crain, whose compensation in the event of death, disability or retirement is governed by the terms of his individual employment agreement with the Company).  Generally, upon retirement (as defined in the Company’s 401(k) plan), Disability (as defined in the 2004 Plan) or death (either while employed or within the year after retirement), all unexercised options vest, and may be exercised for up to one year or the term of the unexpired option, if earlier, and all the restrictions on restricted stock lapse.

(1)               Because the exercise price of all of the unvested options held by the NEOs in the table ($16.77) exceeds the market price of the Company’s Common Stock on December 31, 2007 ($16.36), no value is attributable to the acceleration of stock options based on a triggering event occurring on December 31, 2007.  Mr. Robinson holds no unvested stock options or restricted stock.

TERMINATIONS UNDER THE SEVERANCE POLICY*

NEO(2)	Cash	Other Benefits(1)	Total
Marc Goldfarb	$210,000	$12,515	$222,515
Jeffrey Bialosky	$230,000	$12,515	$242,515
Chris Robinson(3)	$341,569	$4,902	$346,471

*                                         If the employment of an NEO with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan), and not in connection with (i.e., occurring more than 6 months before or more than two years after) a Change in Control of the Company (as defined in the Change in Control Plan), such NEO is entitled to the benefits of the Severance Policy (other than Messrs. Crain and Cappiello, whose individual employment agreements govern such terminations).  In order to receive the payments and benefits provided by the Severance Policy, the participant must execute the Company’s General Release, described in “Severance Policy” under the section captioned “Termination of Employment and Change-In-Control Arrangements” above.

(1)               Represents cost to the Company for each of Messrs. Goldfarb, Bialosky and Mr. Robinson:  (i) to remain on the Company’s health and dental insurance plan ($10,315, $10,315 and $2,400, respectively), during the applicable severance period, and (ii) for car allowance and related reimbursements ($2,200, $2,200 and $2,502, respectively), for 60 days pursuant to the terms of the Severance Policy.

(2)               Mr. Goldfarb’s employment arrangement with the Company specifies that he is entitled to a minimum of 8 month’s of severance under the Severance Policy. See “Employment Agreements and Arrangements” above.  In addition, if the employment of any NEO listed in the table is terminated in connection with the consummation of certain corporate transactions (but not in connection with a Change in Control), the severance payments and benefits applicable to such NEO will be extended by an additional 4 months up to a maximum of 12 months.

(3)               All amounts in the tables with respect to Mr. Robinson are reported in U.S. dollars, using a conversion rate of £1.00 to $2.0017, which represents the average exchange rate for fiscal year 2007 (Pounds Sterling to U.S. dollars).

Individual Termination/Change in Control Arrangements

Mr. Crain

Assuming that an appropriate triggering event took place on December 31, 2007, Mr. Crain would have been entitled to the following payments and benefits pursuant to the Crain Agreement (Mr. Crain does not participate in the Company’s Change-in-Control Plan or Severance Policy), described in detail in the section captioned “Employment Contracts and Arrangements” above.  The value of the option acceleration is equal to the difference between the market price of the Company’s Common Stock on December 31, 2007 ($16.36) and the exercise price of the relevant options multiplied by the number of options that would accelerate as a result of the termination.  The value of the restricted stock acceleration is equal to the market price of the Company’s Common Stock on December 31, 2007 multiplied by the number of shares of restricted stock that become vested or non-forfeitable as a result of the termination.  In addition to the total amounts set forth below, Mr. Crain is entitled to director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter in an annual amount equal to at least the greater of $5.0 million or the coverage provided to any other present or former senior executive or director of the Company.  No incremental expense will be incurred to provide this benefit.  The benefits described in the event of a Change of Control apply whether or not Mr. Crain is terminated as a result thereof.  Note that 100,000 options granted to Mr. Crain on January 4, 2008 at an exercise price of $14.83 would not be taken into account with respect to a deemed termination on December 31, 2007, and are therefore excluded from the following analysis.

A.                Termination by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement): No additional benefit assuming base salary and bonus amounts earned for prior periods as of the date of termination had been paid.  In addition, the unvested portion of the Equity Awards (defined under “Employment Contracts and Arrangements” above) will be cancelled or immediately forfeited, as applicable, and any unexercised, vested portion of the Options shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.

B.                  Termination by the Company without Cause or by Mr. Crain for Good Reason (each as defined in the Crain Agreement), assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:

(i)                                     $275,000, representing 100% of his annual base salary for a period of six months following termination, which amount shall be paid commencing on the first day of the month following the Termination Date and on the first day of each of the next five months thereafter, provided, however, that any payment(s) that would be made under such schedule after March 15 of the year following the termination Date shall instead be paid on March 1st of the year following the termination date;

(ii)                                  no incentive compensation amounts (under the Crain Agreement, in the event of a termination without Cause only, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year, but as his incentive compensation commences in 2008, a termination in 2007 would result in no award under this provision);

(iii)                               $700, representing the cost to the Company for continued life insurance coverage for Mr. Crain for a period of six months following termination;

(iv)                              $5,849, representing the cost to the Company for Mr. Crain to remain on the Company’s health and dental insurance plan through the first anniversary of his termination;

(v)                                 $10,000, representing the maximum amount payable for outplacement services for a period of six months following termination;

(vi)                              $695,300, representing restricted stock acceleration; and

(vii)                           $18,600, representing option acceleration (consisting of (1) $6,200 for 20,000 accelerated options with an exercise price of $16.05 and (2) $12,400 for 40,000 accelerated options with an exercise price of $16.05);

for a total of $1,005,449.

C.                  Termination by the Company as a result of Disability (as defined in the Crain Agreement), assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:

(i)                                     $4,950,000, representing long-term disability benefits equal to 50% of Mr. Crain’s base salary for an assumed period of eighteen years (until Mr. Crain reaches retirement age).

(ii)                                  no incentive compensation amounts (under the Crain Agreement, in the event of a termination as a result of Disability, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year, but as his incentive compensation commences in 2008, a termination in 2007 would result in no award under this provision);

(iii)                               $695,300, representing restricted stock acceleration; and

(iv)                              $18,600, representing option acceleration (consisting of (1) $6,200 for 20,000 accelerated options with an exercise price of $16.05 and (2) $12,400 for 40,000 accelerated options with an exercise price of $16.05);

for a total of $5,663,900.

D.                 Termination by the Company as a result of death, assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:

(i)                                     $1,100,000 representing life insurance benefits equal to 200% of his base salary;

(ii)                                  no incentive compensation amounts (under the Crain Agreement, in the event of a termination as a result of his death, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year, but as his incentive compensation commences in 2008, a termination in 2007 would result in no award under this provision);

(iii)                               $695,300, representing restricted stock acceleration; and

(iv)                              $18,600, representing option acceleration (consisting of (1) $6,200 for 20,000 accelerated options with an exercise price of $16.05 and (2) $12,400 for 40,000 accelerated options with an exercise price of $16.05);

for a total of $1,813,900.

E.                   Change of Control (as defined in the Crain Agreement), whether or not a termination of employment occurs:

(i)                                     $1,042,950, representing restricted stock acceleration; and

(ii)                                  $24,800, representing option acceleration (consisting of (1) 6,200 for 20,000 accelerated options with an exercise price of $16.05 and (2) 18,600 for 60,000 accelerated options with an exercise price of $16.05);

for a total of $1,067,750.

F.                   Change of Control occurring within six months following a termination without Cause (in addition to the amounts and benefits described in Item “B” above)

(i)                                     $347,650, representing additional restricted stock acceleration; and

(ii)                                  $6,200 for an additional 20,000 accelerated options with an exercise price of $16.05;

For an additional total of $353,850.

If Mr. Crain determines that any amounts due to him under the Crain Agreement and any other plan or program of the Company constitute a “parachute payment,” as such term is defined in Section 280G(b) (2) of the Code, and the amount of the parachute payment, reduced by all federal, state and local taxes applicable thereto, including the excise tax imposed pursuant to Section 4999 of the Code, is less than the amount that he would receive if he were paid three times his “base amount,” as defined in Section 280G(b) (3) of the Code, less $1.00, reduced by all federal, state and local taxes applicable thereto, then at Mr. Crain’s request the Company will reduce the aggregate of the amounts constituting the parachute payment to an amount that will equal three times his base amount less $1.00.

All of the foregoing amounts are without interest if paid when due. In order to receive the foregoing payments, Mr. Crain and the Company must sign a mutual irrevocable release of existing or future claims against the other and specified affiliated parties arising out of the performance of services to or on behalf of the Company by Mr. Crain (other than claims with respect to specified sections of the employment agreement). Pursuant to the Crain Agreement, Mr. Crain has agreed that during his employment, and for one year thereafter, he will not directly or indirectly, engage or be interested in (as owner, partner, stockholder, employee, director, officer, agent, fiduciary, consultant or otherwise), with or without compensation, any business engaged in the manufacture, distribution, promotion, design, marketing, merchandising or sale of infant bedding and accessories, infant feeding utensils and bowls, pacifiers, bibs and bottles, infant developmental toys, soft toys and plush products or any other product providing more than 10% of the revenues of the Company for the prior fiscal year.  In addition, for two years after his termination of employment, Mr. Crain will not, directly or indirectly, solicit the employment or retention of (or attempt, directly or indirectly, to solicit the employment or retention of or participate in or arrange the solicitation of the employment or retention of) any person who is to his knowledge then employed or retained by the Company, or by any of its subsidiaries or affiliates. Notwithstanding the foregoing, nothing shall prohibit Mr. Crain from (i) performing services, with or without compensation, for, or engaging or being interested in, any business or entity, that does not directly relate to business activities that compete directly and materially with a material business of the Company or its subsidiaries or (ii) acquiring or holding not more than five percent of any class of publicly-traded securities of any business. A business or entity that realized less than 20% of its revenues during its most recently completed fiscal year from sales of the aggregate of the following products shall not be deemed to compete directly and materially with a material business of the Company or its subsidiaries: infant bedding and accessories; infant feeding utensils and bowls, pacifiers, bibs and bottles, infant developmental toys, soft toys and plush products and any other product providing more than 10% of the revenues of the Company for the prior fiscal year.  In addition, Mr. Crain has agreed that after his employment with the Company has terminated, he will refrain from any action that could reasonably be expected to harm the reputation or goodwill of the Company, its subsidiaries or affiliates. Mr. Crain has also agreed that during and after his employment, he will retain in the strictest confidence (subject to specified exceptions) all confidential information related to the Company and various affiliated and related parties. If Mr. Crain breaches the foregoing provisions and such breach is either (x) willful and not inconsequential or (y) in a material respect and not cured promptly after notice from the Company, he shall not thereafter be entitled to any payments or benefits under the Crain Agreement.

Mr. Cappiello

Assuming that Mr. Cappiello’s employment with the Company was terminated on December 31, 2007 for any reason other than cause, except in the case of his own voluntary resignation or in connection with a Change in Control in the Company (as defined in the Change in Control Plan, in which Mr. Cappiello is a participant), Mr. Cappiello would have been entitled to the following payments and benefits pursuant to his employment agreement with the Company, described in detail in “Employment Agreements and Arrangements” above.

A.                $298,638, which is comprised of $28,442 for each of the first 8 months following such termination ($227,533); $21,331 for each of months 9 and 10 following such termination ($42,663; and $14,221 for each of months 11 and 12 following such termination ($28,442), paid in accordance with the provisions of the Severance Policy; and

B.                  $28,675, representing the cost to the Company (x) for Mr. Cappiello to remain on the Company’s health and dental insurance plan ($15,475) during the 12 months following the termination, and (y) for his car allowance ($13,200) for 12 months following the termination.

In addition, if Mr. Cappiello’s employment was terminated as of December 31, 2007 in connection with the consummation of certain corporate transactions (but not in connection with a Change in Control), the severance payments and benefits applicable to Mr. Cappiello would have been extended for months 9 through 12 (an additional $42,662 in cash).

In order for Mr. Cappiello to receive the payments and benefits set forth above, he must execute the Company’s General Release, described under “Severance Policy” above.

The acceleration of equity awards in the event of Mr. Cappiello’s retirement, disability or death are set forth in the table captioned “Termination in the Event of Retirement, Disability or Death” above.  Payments and benefits applicable to Mr. Cappiello in the event of a termination covered by the Change in Control Plan are set forth in the table captioned “Termination as a Result of a Change in Control Under the Change in Control Plan” above.

Actual Terminations in 2007

Mr. Gatto

The employment of Mr. Gatto as President and Chief Executive Officer of the Company terminated effective December 3, 2007. In connection with his departure, Mr. Gatto will receive substantially the payments and other benefits applicable to a termination by Mr. Gatto with Good Reason or a termination by the Company without Cause under the Gatto Agreement (he was not a participant in the Company’s Change-in-Control Plan or Severance Policy).  In connection with the foregoing, he will receive a total of $2,106,951, consisting of:  (i) $1,300,000, representing 200% of his annual base salary, to be paid in 24 equal monthly installments; (ii) $164,451, representing the award under the IC Program otherwise payable to him for the year (pro-rated based on his date of termination), which was paid in March 2008, (iii) $521,600, representing 200% of the incentive compensation award earned by him for 2006, which was paid in March 2008, (iv) $27,046, representing the cost to the Company for Mr. Gatto to remain on the Company’s health and dental insurance plan through the second anniversary of his termination, (v) $16,354, representing the present value of continuation of Mr. Gatto’s $1,400 per month car allowance for 12 months, which was paid in January 2008, (vi) reimbursement of legal expenses of $10,000 incurred in connection with Mr. Gatto’s separation arrangements, and (vii) $67,500 for unused vacation time.  See footnote 9 of the Summary Compensation Table above for amounts paid to or accrued on behalf of Mr. Gatto in 2007 with respect to his termination.  In consideration of the foregoing, Mr. Gatto agreed to make himself available to provide transitional assistance to the Company for a period of four months following his termination.  As a condition to the receipt of the foregoing payments, Mr. Gatto and the Company executed a mutual irrevocable release of existing or future claims against the other and specified affiliated parties arising out of the performance of services to or on behalf of the Company by Mr. Gatto (other than claims with respect to specified sections of the employment agreement).  Mr. Gatto has agreed that during his employment, and for two years thereafter, he will not engage or be interested in any business engaged in the manufacture, distribution, promotion, design, marketing, merchandising or sale of gift, novelty, home décor or baby/infant products that competes directly and materially with a material business of the Company or its subsidiaries, or solicit the employment or retention of any person who is to his knowledge then employed or retained by the Company, or by any of its subsidiaries or affiliates. In addition, Mr. Gatto has agreed that after his employment with the Company has terminated, he will refrain from any action that could reasonably be expected to harm the reputation or goodwill of the Company, its subsidiaries or affiliates.  Mr. Gatto has also agreed that during and after his employment, he will retain in the strictest confidence (subject to specified exceptions) all confidential information related to the Company and various affiliated and related parties.  If Mr. Gatto breaches the foregoing provisions and such breach is either (x) willful and not inconsequential or (y) in a material respect and not cured promptly after notice from the Company, he shall not thereafter be entitled to the payments or benefits described above.

Mr. O’Reardon

Mr. O’Reardon retired as Chief Financial Officer of the Company as of November 13, 2007. In connection therewith, the Company paid Mr. O’Reardon $1,923 for unused holiday time and $21,154 for unused vacation time.  Remaining options held by Mr. O’Reardon, which were all vested as of such date, were cancelled.  See footnote 9 of the Summary Compensation Table above for amounts paid to or accrued for the benefit of Mr. O’Reardon in 2007 with respect to his termination.

2007 Director Compensation(1)

Name	Fees Earned or Paid in Cash ($)(2)		Stock Awards ($)	Option Awards(3)(4)(5) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Raphael Benaroya	97,500		n/a	17,526		n/a	n/a	n/a		115,026
Mario Ciampi	39,750		n/a	216		n/a				39,966
Carl Epstein	11,250		n/a	(2,478	)*	n/a	n/a	n/a		8,772
Fred Horowitz	114,250		n/a	17,526		n/a	n/a	n/a		131,776
Charles Klatskin	8,750		n/a	(2,478	)*	n/a	n/a	n/a		6,272
Joseph Kling	24,750		n/a	(2,478	)*	n/a	n/a	n/a		22,272
Lauren Krueger	10,000	(7)	n/a	216		n/a	n/a	n/a		10,216
William Landman	34,250		n/a	(2,478	)*	n/a	n/a	n/a		31,772
Daniel Posner	2,500	(7)	n/a	216		n/a	n/a	n/a		2,716
Salvatore Salibello	90,250		n/a	17,526		n/a	n/a	n/a		107,776
Elliott Wahle	23,500		n/a	(2,478	)*	n/a	n/a	n/a		21,022
Josh Weston	-0-		n/a	(2,478	)*	n/a	n/a	20,000	(6)	17,522
Michael Zimmerman	43,500		n/a	17,526		n/a	n/a	n/a		61,026

*                      Represents the amount of compensation cost disclosed in 2006 in the 2006 Director Compensation Table which such amount was deducted in 2007 as a result of the forfeiture of stock options with respect to directors who resigned or retired from the Board during 2007.

(1)               Mr. Weston retired from the Board as of January 2, 2007.  None of Messrs. Epstein, Klatskin, Kling or Wahle stood for election at the 2007 Annual Meeting of Shareholders, and Mr. Ciampi was elected to the Board at such meeting; Mr. Landman resigned from the Board as of June 7, 2007.  Messrs. Gatto and Crain are not included in the table, as they received no additional compensation for their service as directors.  Mr. Schaefer is not included in the table as he became a director on February 14, 2008.

(2)               Reflects board retainer fees and board and committee attendance fees.

(3)               Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2007 in accordance with FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. As Messrs. Epstein, Klatskin, Kling, Landman, Wahle and Weston all retired or resigned from the Board during 2007, all outstanding unexercised vested options held by them were cancelled 30 days following such event (15,000 held by Mr. Weston only), and all unvested stock options held by them (15,000 options each) were cancelled upon such retirement. None of the foregoing were granted options in 2007. For additional information with respect to the assumptions used in determining the 123(R) values, refer to footnote 17 to the Notes to Consolidated Financial Statements of the 2007 10-K.

(4)               The full grant date fair value of each option award to non-employee directors in 2007, as calculated under FAS 123(R) for financial statement reporting purposes, is shown in the table below captioned “Director Option Values for 2007”. The accounting charge reported in the table above excludes substantially all of the fair value of such options to reflect that the awards were made in December of 2007 and the fact that vesting of the options occurs in future years; such charges also include amounts with respect to options awarded in prior years to reflect the fact that vesting occurs in or after 2007.  The table below also sets forth the amount included in the “Option Awards” column in the table above with respect to prior-year grants and this year’s grant.  Assumptions used in determining the 123(R) values are described in footnote 17 to the Notes to Consolidated Financial Statements in the 2007 10-K.

DIRECTOR OPTION VALUES FOR 2007

	Grant Date Fair Value		Amount Reported in 2007 Attributable to:
Director	of 2007 Awards		Prior-Year Awards	2007 Awards
Raphael Benaroya		$98,700	17,310	216
Mario Ciampi		$98,700		216
Carl Epstein	$	n/a		(2,478	)*
Fred Horowitz		$98,700	17,310	216
Charles Klatskin	$	n/a		(2,478	)*
Joseph Kling	$	n/a		(2,478	)*
Lauren Krueger		$98,700	216	216
William Landman	$	n/a		(2,478	)*
Daniel Posner		$98,700		216
Salvatore Salibello		$98,700	17,310	216
Elliot Wahle	$	n/a		(2,478	)*
Josh Weston	$	n/a		(2,478	)*
Michael Zimmerman		$98,700	17,310	216

*  Represents the amount of compensation cost disclosed in 2006 in the 2006 Director Compensation Table which such amount was deducted in 2007 as a result of the forfeiture of stock options with respect to directors who resigned or retired from the Board during 2007.

Each of Messrs. Benaroya, Ciampi, Horowitz, Posner, Salibello, Zimmerman and Ms. Krueger received an option for 15,000 shares on December 27, 2007 at an exercise price of $16.77 per share, which vests ratably over a five-year period commencing December 27, 2008.  Each of Messrs. Benaroya, Epstein, Horowitz, Klatskin, Kling, Landman, Salibello, Wahle, Weston and Zimmerman received an option for 15,000 shares on November 1, 2006 at an exercise price of $15.05 per share, which vests ratably over a five-year period commencing November 1, 2007, and each of Messrs. Benaroya, Epstein, Klatskin, Landman and Weston received an option for 15,000 shares on May 4, 2005 at an exercise price of $13.06 per share, all of which were deemed vested as of December 28, 2005.  As Messrs. Epstein, Klatskin, Kling, Landman, Wahle and Weston all retired or resigned from the Board during 2007, all outstanding unexercised vested options held by them were cancelled 30 days following such event (15,000 held by Mr. Weston only), and all unvested options held by them (15,000 each) were cancelled upon such retirement or resignation.

(5)               Outstanding option awards at December 31, 2007 for each person who was a director in 2007 (other than Mr. Gatto, who had 350,000 options outstanding on such date, and Mr. Crain, who had 120,000 options outstanding and 85,000 shares of restricted stock outstanding on such date, as shown in the “2007 Outstanding Equity Awards at Fiscal Year End” table above) are as follows:

Name	Outstanding Option Awards at 12/31/07	Vested Portion of Outstanding Option Awards at 12/31/07
Raphael Benaroya	45,000	18,000
Mario Ciampi	15,000	-0-
Carl Epstein	-0-	—
Fred Horowitz	30,000	3,000
Charles Klatskin	-0-	—
Joseph Kling	-0-	—
Lauren Krueger	15,000	-0-
William Landman	-0-	—
Daniel Posner	15,000	-0-
Salvatore Salibello	30,000	3,000
Elliott Wahle	-0-	—
Josh Weston	-0-	—
Michael Zimmerman	30,000	3,000

(6)               Reflects a special bonus paid to Mr. Weston following his retirement from the Board as of January 2, 2007 in recognition of his services as Chairman of the Board.

(7)               Each individual waived director’s fees until October 1, 2007.  Such fees were paid in each case directly to D. E. Shaw & Co., L.P.

Directors who are employees of the Company receive no additional compensation for services as a director (for this reason, Mr. Gatto and Mr. Crain, who each served as a director during 2007, are not included in the foregoing tables), however, all directors are reimbursed for out-of-pocket expenses incurred in connection therewith. In addition, the following compensation arrangements apply to each director who is not an officer or other employee of the Company (“Non-Employee Directors”):  (i) an annual retainer for service as a director of $15,000; (ii) a fee for attendance at each Board meeting of $1,250, except that the Chairman of the Board, if any, receives $2,000 for each Board meeting attended; (iii) a fee for attendance at each Audit Committee meeting of $1,500, except that the Chairman of the Audit Committee receives $2,000 for each Audit Committee meeting attended; (iv) a fee for attendance at each Board committee meeting, other than the Audit Committee, of $1,250, except that the Chairman of such committee receives $2,000 for each committee meeting attended, (v) a fee of $1,250 for attendance at each special committee meeting, and (vi) an aggregate fee of $50,000 for all meetings of a specific special committee in connection with the consideration of strategic alternatives (the special committees described in clauses (v) and (vi) above are no longer extant).  In addition, Non-Employee Directors are entitled to reimbursement of $2,000 per day for participation in any directors’ retreat attended during the year. Further, each Non-Employee Director will receive an annual grant of options to purchase 15,000 shares of the Company’s Common Stock pursuant to the 2004 Plan (or succeeding plan). See “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above for a description of the material terms of the 2004 Plan.

Previously, Non-Employee Directors were eligible to receive non-qualified stock options under the Company’s 1994 Stock Option Plan for Outside Directors and the 1999 Stock Option Plan for Outside Directors. However, as reported in the 2005 Proxy Statement, all options granted to Non-Employee Directors under such plans were either exercised or tendered pursuant to the cash tender offer that the Company announced on May 7, 2004 and, as a result, there were no outstanding options under either plan during 2007. Commencing January 1, 2004, Non-Employee Directors became eligible to receive awards of non-qualified stock options under the 2004 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of April 15, 2008, the shares of Common Stock beneficially owned by each director and nominee for director of the Company, by the named executive officers of the Company and by all directors and executive officers of the Company as a group. None of the shares of Common Stock beneficially owned by directors or nominees as set forth in the table below constitute directors’ qualifying shares nor have any of the shares set forth in the table below been pledged as security.

Name of Director, Officer or Identity of Group	Shares of Common Stock Beneficially Owned(1)(12)		Shares of Common Stock Acquirable Within 60 Days(2)(12)		Total Shares of Common Stock Beneficially Owned(12)	Percentage of Outstanding Common Stock
Raphael Benaroya	18,405	(3)	18,000	(4)	36,405	*
Jeffrey Bialosky(5)	3,900		0		3,900	*
Anthony Cappiello(6)	7,721		10,000		17,721	*
Mario Ciampi	-0-		-0-	(7)	-0-	-0-
Bruce G. Crain(8)	85,000		20,000		105,000	*
Andrew Gatto	-0-		350,000		350,000	1.6%
Marc S. Goldfarb(9)	3,600		20,000		23,600	*
Frederick Horowitz	-0-		3,000	(4)	3,000	*
Lauren Krueger	-0-		-0-	(10)	-0-	-0-
James J. O’Reardon, Jr.	-0-		-0-		-0-	-0-
Salvatore Salibello	5,000		3,000	(4)	8,000	*
John Schaefer	-0-		-0-		-0-	-0-
Chris Robinson	1,553		35,008		36,561	*
Michael Zimmerman(11)	4,399,733		3,000	(4)	4,402,733	20.7%
All directors, director nominees and officers as a group (21) persons	4,530,016		687,008		5,217,024	23.7%

*                                         Less than 1%

(1)               Each individual has the sole power to vote and dispose of the shares of Common Stock set forth in the table, except as provided in footnote 11 below.

(2)               Consists of shares subject to stock options granted by the Company that are exercisable within 60 days of April 15, 2008.

(3)               Excludes 315 shares owned by Mr. Benaroya’s wife, of which Mr. Benaroya disclaims beneficial ownership.

(4)               Excludes 27,000 options not exercisable within 60 days of April 15, 2008.

(5)               Includes 3,900 shares of restricted stock whose restrictions have not lapsed as of April 15, 2008, but with respect to which Mr. Bialosky has sole voting power; excludes 27,000 options not exercisable within 60 days of April 15, 2008.

(6)               Includes 3,900 shares of restricted stock whose restrictions have not lapsed as of April 15, 2008, but with respect to which Mr. Cappiello has sole voting power; excludes 26,700 options not exercisable within 60 days of April 15, 2008.

(7)               Excludes 15,000 options not exercisable within 60 days of April 15, 2008.

(8)               Includes 85,000 shares of restricted stock whose restrictions have not lapsed as of April 15, 2008, but with respect to which Mr. Crain has sole voting power; excludes 200,000 options not exercisable within 60 days of April 15, 2008.

(9)               Includes 3,600 shares of restricted stock whose restrictions have not lapsed as of April 15, 2008, but with respect to which Mr. Goldfarb has sole voting power; excludes 24,700 options not exercisable within 60 days of April 15, 2008.

(10)         Excludes 15,000 options not exercisable within 60 days of April 15, 2008; pursuant to the director’s Form 4 filing dated January 7, 2008, the director has disclaimed beneficial ownership of such options.

(11)         See footnotes (1) and (2) in the “Security Ownership of Certain Beneficial Owners” table set forth below.

(12)         Information provided from public filings of the relevant individuals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of April 15, 2008, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock:  (i) the name and address of such owner, (ii) the number of shares beneficially owned, and (iii) the percentage of the total number of shares of Common Stock outstanding so owned.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class*
Prentice Capital Management, LP 623 Fifth Avenue New York, NY 10022	4,399,733	(1)	20.7%
Michael Zimmerman c/o Prentice Capital Management, LP 623 Fifth Avenue New York, NY 10022	4,402,733	(1)(2)	20.7%
D. E. Shaw Laminar Portfolios, L.L.C. 120 West 45th Street, 39th Floor Tower 45 New York, NY 10036	4,399,733	(3)	20.7%
Third Avenue Management LLC 622 Third Avenue, 32nd Floor New York, New York 10017	2,576,777	(4)	12.1%
Franklin Advisory Services, LLC One Parker Plaza, 9th Floor Fort Lee, NJ 07024	2,429,500	(5)	11.4%
Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	1,095,710	(6)	5.1%

*       Note that because the beneficial ownership of certain of the shares of Common Stock listed herein is shared by certain of such beneficial owners, as determined pursuant to the rules of the SEC, the percentages set forth in this table aggregate to a higher number than would be reflected without the listing of such shared ownership.

(1)     As reported in a Schedule 13D filed on August 14, 2006 (the “Prentice 13D”) by Prentice Capital Management, LP (“PCM”) and Michael Zimmerman as reporting persons. The Prentice 13D states that the shares reported in the Prentice 13D were acquired by private investment funds and managed accounts with respect to which PCM and Mr. Zimmerman control the investing and trading in securities (see note (2) below), and that neither of them directly own any of such shares. The Prentice 13D states that PCM serves as investment manager to investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., Prentice Special Opportunities, LP, Prentice Special Opportunities Offshore, Ltd. and Prentice Special Opportunities Master, L.P.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority, including over the shares reported in the Prentice 13D. The

Prentice 13D states that PCM and Mr. Zimmerman are each reporting persons under the Prentice 13D because they may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, however, each of PCM and Mr. Zimmerman disclaims beneficial ownership of all of the shares reported in the Prentice 13D. As is explained further in note (2) below, PCM and Mr. Zimmerman have reported shared voting and dispositive power with respect to the 4,399,733 Shares reported in the Prentice 13D.

(2)     As stated in the Prentice 13D, the principal business of Mr. Zimmerman is to act as the managing member of (i) Prentice Management GP, LLC, the general partner of PCM, (ii) Prentice Capital GP, LLC, the general partner of certain investment funds and (iii) Prentice Capital GP II, LLC, the general partner of Prentice Capital GP II, LP, which is the general partner of certain other investment funds. The Prentice 13D states that as such, he may be deemed to control PCM and their investment funds and managed accounts and therefore may be deemed to be the beneficial owner of the shares reported in the Prentice 13D. PCM and Mr. Zimmerman have reported shared voting and dispositive power with respect to the 4,399,733 Shares reported in the Prentice 13D.  In addition, Mr. Zimmerman was granted options to purchase 15,000 shares of Common Stock on November 1, 2006 for his service as a director of the Company, which vest ratably over a 5-year period commencing November 1, 2007. As a result, the number of shares reported in the table as beneficially owned by Mr. Zimmerman includes options to purchase 3,000 shares of Common Stock, which are currently vested.

(3)     As reported in a Schedule 13D (the “Laminar 13D”) filed on August 18, 2006 by D. E. Shaw Laminar Portfolios, L.L.C., a Delaware limited liability company (“Laminar”), D. E. Shaw & Co., L.P., a Delaware limited partnership (“DESCO LP”), D. E. Shaw & Co., L.L.C., a Delaware limited liability company (“DESCO LLC”), and David E. Shaw. As stated in the Laminar 13D, Laminar has the power to vote or to direct the vote of (and the power to dispose or direct the disposition of) the shares reported in the Laminar 13D, however, DESCO LP as Laminar’s investment adviser, and DESCO LLC, as Laminar’s managing member, may be deemed to share such powers. In addition, DESCO II, Inc., as managing member of DESCO LLC, and DESCO, Inc., as general partner of DESCO LP, may each also be deemed to share such powers. None of DESCO LP, DESCO LLC, DESCO, Inc., or DESCO II, Inc., owns any shares of Common Stock directly and each such entity disclaims beneficial ownership of the shares reported in the Laminar 13D. David E. Shaw is the president and sole shareholder of DESCO, Inc., which is the general partner of DESCO LP, and is also the president and sole shareholder of DESCO II, Inc., which is the managing member of DESCO LLC. As such, the Laminar 13D states that David E. Shaw may be deemed to also have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of, the shares reported in the Laminar 13D and, therefore, David E. Shaw may be deemed to be the indirect beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of all such shares.

(4)     As reported in Amendment No. 6 to the Schedule 13D filed by Third Avenue Management LLC (“TAM”) with the SEC on February 14, 2008 (the “TAM 13D”).  The TAM 13D states that Third Avenue Small Cap Value Fund, an investment company registered under the Investment Company Act of 1940 (the “ICA”), has the right to receive dividends from, and the proceeds from the sale of, 901,300 of the shares reported by TAM in the TAM 13D; Met Investors Series Trust-Third Avenue Small Cap Portfolio, an investment company registered under the ICA, has the right to receive dividends from, and the proceeds from the sale of, 336,290 of the shares reported by TAM in the TAM 13D, OFI Select-Third Avenue US Equity Fund (SICAV), an offshore fund for which TAM acts as investment advisor, has the right to receive dividends from, and the proceeds from the sale of, 10,100 of the shares reported by TAM in the TAM 13D, Touchstone Variable Series Trust-Touchstone Third Avenue Value Fund, an investment company registered under the ICA, has the right to receive dividends from, and the proceeds from the sale of, 32,000 of the shares reported by TAM in the TAM 13D; Third Avenue Value Portfolio of the Third Avenue Variable Series Trust, an investment company registered under the ICA, has the right to receive dividends from, and the proceeds from the sale of, 398,300 of the shares reported by TAM in the TAM 13D, and various separately managed accounts for whom TAM acts as investment advisor have the right to receive dividends from, and the proceeds of the sale of, 898,787 of the shares reported by TAM in the TAM 13D. TAM, as reported in the TAM 13D, has the sole power to vote or direct the vote with respect to an aggregate of 2,561,777 of the shares covered by the TAM 13D and has the sole power to dispose or direct the disposition of all shares covered by the TAM 13D (2,576,777 shares).

(5)     As reported on the Schedule 13G/A filed by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisory Services, LLC (“FAS”) with the SEC on February 6, 2008 (the “Franklin 13G/A”). The Franklin 13G/A states that FAS has the sole power to vote or direct the vote with respect to 2,417,300 of the shares covered by the Franklin 13G/A, and the sole power to dispose or direct the disposition of all shares covered by the Franklin 13G/A (2,429,500 shares). The Franklin 13G/A also states that the securities reported thereon are beneficially owned by one or more open or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (the “Investment Management Subsidiaries”) of FRI. The voting and investment powers held by Franklin Mutual Advisors, LLC (“FMA”), an indirect wholly-owned Investment Management Subsidiary, are exercised independently from FRI and all other Investment Management Subsidiaries, and are consequently reported separately therefrom. The Franklin 13G/A states that each of the Investment Management Subsidiaries, FRI, Charles B. Johnson and Rupert H. Johnson, Jr. (principal shareholders of FRI) may be deemed to be the beneficial owner of the securities covered by the Franklin 13G/A, but each of the foregoing disclaims any pecuniary interest in the securities covered by the Franklin 13G/A. In addition, Charles B. Johnson, Rupert H. Johnson, Jr., FRI, and its affiliates disclaim beneficial ownership of the securities covered by the 13G/A. Furthermore, the Franklin 13G/A states that FRI, Charles B. Johnson, Rupert H. Johnson, Jr., and each of the Investment Management Subsidiaries believe that they are not a “group” within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934 and that they are not otherwise required to attribute to each other the beneficial ownership of the securities held by any of them or by any persons or entities for whom or for which FRI subsidiaries provide investment management services. The clients of the Investment Management Subsidiaries have the right to receive or power to direct the receipt of dividends from, as well as the proceeds from the sale of, the securities reported in the Franklin 13G/A.

(6)     As reported in Amendment No. 1 to a Schedule 13G filed on February 6, 2008 by Dimensional Fund Advisors LP (the “Dimensional 13G”). As reported in the Dimensional 13G, Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the ICA, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities described in the Dimensional 13G that are owned by the Funds, and may be deemed to be the beneficial owner of such securities. However, all securities reported in the Dimensional 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, as reported in the Dimensional 13G, the interest of any one such Fund does not exceed 5% of the class of such securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2007, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	1,405,417		$17.52	985,214	(2)
Equity compensation plans not approved by security holders	370,000	(3)(4)	$20.79	0
Total	1,775,417		$18.20	985,214

(1)     The plans are the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”), Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”), 1999 Stock Option Plan for Outside Directors, 1999 Stock Option and Restricted Stock Plan (“1999 SORSP”), 1999 Stock Option Plan, 1999 Employee Stock Purchase Plan (the preceding four plans collectively, the “1999 Plans”) and corresponding predecessor plans for 1994 (collectively, the “1994 Plans”). On May 7, 2004, the Company announced that the Board of Directors had authorized a cash tender offer to purchase outstanding options issued under the Company’s various equity compensation plans for cash in amounts ranging from $0.25 per share to $5.00 per share, as is more fully described in the Statement on Schedule TO and related amendments filed by the Company with the Securities and Exchange Commission on May 7, 2004, May 28, 2004, June 15, 2004, June 22, 2004 and June 30, 2004, respectively. The tender offer closed in June 2004, with an aggregate purchase price of approximately $844,000 paid by the Company for the tender of options to purchase 757,609 shares of Common Stock.

(2)     The 2004 Plan and the 2004 ESPP were approved by the shareholders of the Company at the Annual Meeting of Shareholders on May 7, 2003, and such plans became effective January 1, 2004. An aggregate of 878,916 shares of Common Stock remain available for issuance for grants of stock options, restricted and non-restricted stock under the 2004 Plan and 106,298 shares of Common Stock remain available for issuance under the 2004 ESPP. Includes 100,000 options to purchase Common Stock granted to Mr. Crain pursuant to the terms of his employment agreement with the Company as of January 4, 2008.  No awards may be made under the 2004 Plan after December 31, 2008.  No awards could be made under the 1999 Plans after December 31, 2003. No awards could be made under the 1994 Plans after December 31, 1998.

(3)     (a)    Includes 150,000 shares issuable under stock options granted to Mr. Andrew R. Gatto outside of the 2004 Plan (due to grant limitations therein) in accordance with the terms of his employment agreement (the “Gatto Employment Agreement”), as a material inducement to Mr. Gatto becoming President and Chief Executive Officer of the Company. The options have an exercise price of $19.53 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such options became fully-vested as of December 28, 2005. As a result of the termination of Mr. Gatto’s employment as of December 3,

2007, the options will remain exercisable until December 3, 2009.  The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery, (i) fully registered (at the Company’s expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company’s expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.

(b)    Includes 100,000 shares issuable under stock options granted to Mr. Michael Levin (the “ML Options”) outside of the 2004 Plan (due to grant limitations therein) in accordance with the terms of his employment agreement (the “ML Employment Agreement”), as a material inducement to Mr. Levin becoming President and Chief Executive Officer of Kids Line following its acquisition by the Company.  The ML Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such options became fully-vested as of December 28, 2005. In general, the ML Options are exercisable for ten years from the date of grant. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line by reason of his Disability (as defined in the ML Employment Agreement), or by reason of his death, any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin’s legal representatives, estate, legatee(s) or permitted transferee(s), as applicable, for up to one (1) year after such termination or the stated term of the option, whichever period is shorter. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line for Cause or by Mr. Levin without Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options will be cancelled and deemed terminated as of the date of his termination. If Mr. Levin’s employment under the ML Employment Agreement is terminated by Kids Line without Cause or by Mr. Levin with Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin or his permitted transferee(s), as applicable, for up to six months after such termination or the stated term of the option, whichever period is shorter. The provisions set forth in the last three sentences are referred to herein as the “Termination Provisions”. The ML Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan.

(c)    Includes 100,000 shares issuable under stock options granted to Ms. Joanne Levin (the “JL Options”) outside of the 2004 Plan (due to grant limitations therein) in accordance with the terms of her employment agreement (the “JL Employment Agreement”), as a material inducement to Ms. Levin becoming Executive Vice President of Kids Line following its acquisition by the Company.  The JL Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 4 below, all such option became fully-vested as of December 28, 2005. In general, the JL Options are exercisable for ten years from the date of grant. The JL Options are subject to the Termination Provisions. The JL Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Plan.

(d)    Includes 20,000 shares issuable under stock options granted to Mr. Crain on December 5, 2007 outside of the 2004 Plan (due to grant limitations therein) in accordance with the terms of his employment agreement (the “Crain Agreement”), as a material inducement to Mr. Crain becoming President and Chief Executive Officer of the Company. These options (the “Crain Options”) have an exercise price of $16.05 per share, vest ratably over a five-year period commencing December 4, 2008, and are generally exercisable until December 4, 2017.  If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of the Crain Option will be cancelled, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.  If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, the Crain Option will become immediately vested to the same extent as if

Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.  If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability (as defined in the Crain Agreement), the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term.  In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the Crain Option will become immediately vested to the extent that such option was scheduled to vest within three years of the date of such Change in Control, and the vesting dates of the portion of the Crain Option that was not scheduled to vest within three years of the date of such Change in Control shall be accelerated by three years. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of the Crain Option that was scheduled to vest within three years of the date of termination, and which did not vest as described above, shall become vested and exercisable on the date of such Change in Control, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Transactions with Related Persons

As of December 4, 2007, Bruce G. Crain assumed the position of President and Chief Executive Officer of the Company. From March 2007 until such appointment, Mr. Crain had provided consulting services to the Company for consideration of $45,833.33 per month (for an aggregate of $396,236) plus the reimbursement of legal fees in connection with such arrangement in the amount of $20,000 (which was increased to an aggregate of $25,000 with respect to legal fees in connection with his consulting arrangement and subsequent employment agreement with the Company).

On November 1, 2005, the Company entered into an agreement with Klatskin Associates d/b/a Lee & Klatskin Associates (the “Broker”), pursuant to which the Broker has the exclusive right to offer for sublease certain property leased by the Company in Cranbury, New Jersey. Pursuant to this agreement, the Broker is entitled to 5% of the total gross aggregate rental, and an additional 5% commission upon the execution of all renewals, extensions, renegotiations and similar events for a term of 25 years. The Broker is also entitled to a commission for consummated transactions if negotiations commence on a sale or lease during the term or within six months thereafter. Mr. Klatskin, a member of the Company’s Board until the date of the 2007 Meeting, is the Chairman and Chief Executive Officer of the Broker. To date, neither Mr. Klatskin nor the Broker has received any compensation from the Company with respect to this agreement.

In connection with the Purchases, as of August 10, 2006, the Company entered into the IRA with the Prentice Buyers and Laminar, pursuant to which the Company has, subject to specified limitations, agreed to nominate for election with respect to all stockholders meetings or consents concerning the election of members of the Board, two Prentice Directors and two Laminar Directors. The current Prentice Directors are Messrs. Ciampi and Zimmerman.  Mr. Ciampi is a partner of Prentice and Mr. Zimmerman is the Managing Member of the general partner of Prentice and the CEO of Prentice. The current Laminar Directors are Mr. Schaefer and Ms. Krueger. Mr. Schaefer is a director of an affiliate of Laminar and Ms. Krueger is an executive officer of an affiliate of Laminar.  The Company has also granted certain registration rights to the Prentice and Laminar. See the Company’s Current Report on Form 8-K dated August 14, 2006, with respect to further details regarding the IRA.

Review and Approval of Transactions with Related Persons

The Audit Committee of the Board is responsible for assisting the Board in fulfilling its oversight responsibilities by, among other things, monitoring any transactions between related persons (including, but not limited to, officers, directors, and principal stockholders) and the Company or its subsidiaries (other than normal and usual compensation arrangements). This obligation is set forth in writing in our Audit Committee Charter. In order to fulfill this obligation, the Audit Committee reviews with the Board any such proposed transactions involving such related persons and/or their immediate family members for the Board’s consideration and ultimate approval. Related party transactions which are ongoing are subject to ongoing review by the Audit Committee to determine whether it is in our best interest and our shareholders best interest to continue, modify or terminate the related party transaction. No director may participate in the approval of a related party transaction with respect to which he or she is a related party.

To identify related person transactions, each year, we require our directors and officers to complete Questionnaires identifying any transactions with us in which such persons or their family members have an interest.  The Audit Committee or the Board reviews all related person transactions due to the potential for a conflict of interest. A conflict of interest occurs when a person’s private interest interferes in any way (or even appears to interfere) with the interests of the Company as a whole. A conflict situation can arise when an employee, officer or director takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively.

In considering the approval of any proposed transaction with a related person, the Board considers a variety of factors, including, but not limited to:

•    whether the terms of such transaction are consistent with those that could be obtained from third-parties;

•    whether the Company would receive a benefit from proceeding with a related person that would otherwise be unavailable (in terms of knowledge of the Company, for example);

•    the nature of the related person’s interest in the transaction;

•    the material terms of the transaction, including, without limitation, the amount and the type of transaction;

•    whether the transaction would impair the judgment of a director or executive officer to act in the best interests of the Company;

•    whether the transaction would compromise the independence of a director in accordance with independence standards applicable to the Company and such director;

•    the materiality of the transaction to the related person and any entity with which such related person is affiliated;

•    the materiality of the transaction to the Company; and

•    any other factors deemed appropriate by the Board.

The Board has reviewed and approved all of the transactions discussed in this section.

We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests. In addition, we are prohibited from extending personal loans to, or guaranteeing the personal obligations of, any director or officer. A copy of our current Code of Business Conduct and Ethics is available on our website.

Independence Determinations

The Board undertakes a review of director independence each year, and conducted such a review in February 2008 (the “February Review”). During the February Review, the Board considered transactions and relationships between (i) each then-director, entities with which such director is affiliated and/or any member of such director’s immediate family and (ii) the Company and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that such director is “independent” in accordance with applicable rules and regulations of the New York Stock Exchange (the “NYSE”), applicable law, and the rules and regulations of the SEC. The Board based its determinations primarily on a review of the responses of such persons to questions regarding employment and compensation history, affiliations and family and other relationships between the Company, the directors, and entities with which such directors are affiliated, discussions and analyses with respect to the foregoing, and the recommendations of the Nominating/Governance Committee.

As a result of the February Review and similar reviews conducted prior thereto, the Board affirmatively determined that all persons who served as directors of the Company during any part of the 2007 calendar year were and are “independent” for purposes of

Section 303A of the Listed Company Manual of the NYSE, with the exception of Bruce Crain and, while he remained a member of the Board, Andrew Gatto (who resigned as a member of the Board as of December 3, 2007). Each current member of the Company’s Compensation Committee, Nominating/Governance Committee and Audit Committee is independent in accordance with such standards as well.  Mr. Crain is not independent as a result of his employment as President and CEO of the Company. Mr. Gatto was not independent as a result of his employment as President and CEO of the Company prior to Mr. Crain.

In determining that each of the other directors is or was (for the period that such individual was a director) independent, in addition to confirming that none of the automatic disqualifications required by the NYSE are (or were) applicable to such directors, the Board also affirmatively determined that each such person has (or had) no direct or indirect material relationship with the Company or its subsidiaries. In making these determinations, the NYSE has noted that as its concern is independence from management, it does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding.  Note also that as the Purchases were consummated in August of 2006, relationships with the Foundation and/or other Berrie entities were relevant in 2007 only for the NYSE automatic disqualifications (which in certain instances have a 3-year “look back” period).  As stated above, none of the automatic disqualifications were applicable to any individuals who were directors during 2007.  Certain directors have relationships with other directors and/or stockholders of the Company and the Company from time to time has relationships with entities with which certain of such persons are affiliated.  All such relationships were considered by the Board in making its independence determinations, whether or not expressly prohibited by the NYSE.

The Board’s specific determinations with respect to “material relationships” for each individual who was a director at any time during 2007 (for such period that such individual was a director, as applicable), are set forth below.  Mr. Weston is not included in the following analysis because he retired from the Board effective January 2, 2007, the first business day of such year.

Mr. Benaroya (current director):   Relevant Facts: Chairman, President and CEO of United Retail Group, Inc. (“United Retail”) until its sale in October of 2007, continuing as President and Chief Executive Officer thereof until March 2008.  United Retail is an occasional customer of the Company.

Determination:   Due to the insignificant amount of Company inventory purchased by United Retail, this relationship was deemed immaterial.

Mr. Ciampi (current director, Prentice designee):   Relevant Facts: Mr. Ciampi is a partner of Prentice.

Determination:   Mr. Ciampi’s relationship with Prentice does not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group).  As a partner of Prentice, which owns approximately 20% of the Company’s outstanding stock and is a party to the IRA, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Ciampi’s position with Prentice did not affect its determination that he is independent.

Mr. Epstein (director until May 18, 2007):   Relevant Facts: Messrs. Epstein and Klatskin and Ms. Berrie serve on the board of the same not-for-profit nursing home, to which members of the Berrie family and the Foundation contribute funds.

Determination:   This is not a direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group).  In addition, the Purchases were consummated in August of 2006.  As a result, Mr. Epstein was deemed independent.

Mr. Horowitz (current director):   As Mr. Horowitz has no direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he was deemed independent.

Mr. Klatskin (director until May 18, 2007):   Relevant Facts:   Mr. Klatskin is on the board of the not-for-profit nursing home discussed above with Mr. Epstein and Ms. Berrie. From time to time, Mr. Klatskin or his firm acts as a real estate broker with respect to additional space for the Company or the renewal of leases. In addition, in November 2005, the Company entered into an agreement with Klatskin Associates, pursuant to which Klatskin Associates acts as the exclusive broker for the sublease of certain property leased by the Company in Cranbury, New Jersey. Mr. Klatskin is the Chairman and Chief Executive Officer of Klatskin Associates.

Determination:   As (i) the not-for-profit relationship is not a direct or indirect relationship with the Company or its subsidiaries (and (a) the Company has no parents in a consolidated group, and (b) the Purchases were consummated in August of 2006) and (ii) neither Mr. Klatskin (nor any of his affiliated firms) has received compensation for acting as a broker in at least the last several years (including under the November 2005 Agreement), these relationships were deemed irrelevant and immaterial, respectively, and Mr. Klatskin was deemed independent.

Mr. Kling (director until May 18, 2007):   As Mr. Kling had no direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he was deemed independent.

Ms. Krueger (current director; Laminar designee):   Relevant Facts:  Ms. Krueger is a vice president of D. E. Shaw group’s credit-related opportunities unit and a vice president of D. E. Shaw & Co. LP, which is an affiliate and investment advisor of Laminar.

Determination:   Ms. Krueger’s relationship with the D. E. Shaw entities does not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group).  As an officer of an affiliate of Laminar, which owns approximately 20% of the Company’s outstanding stock and is a party to the IRA, she may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Ms. Krueger’s position with the D. E. Shaw entities did not affect its determination that she is independent.

Mr. Landman (director until June 7, 2007):   Relevant Facts: One of the Berrie family trusts holds illiquid minority investments in vehicles in which Mr. Landman serves as general partner; the Company pays insurance premiums with respect to one of its former executive officers, and CMS Companies (of which Mr. Landman is an executive) was the broker for such insurance coverage.

Determination:   (i) the relationship between the Berrie family trusts and Mr. Landman is not a direct or indirect relationship with the Company or its subsidiaries (and (a) the Company has no parents in a consolidated group, and (b) the Purchases were consummated in August 2006), and (ii) with respect to the insurance brokerage, as a result of its indirect nature (the Company did not pay any brokers fees) and the fact that the amount of fees is insignificant, Mr. Landman was deemed independent.

Mr. Posner (director until February 14, 2008):   Relevant Facts: Mr. Posner is managing director of D. E. Shaw & Co. LP, which is an affiliate and investment advisor of Laminar, and an employee of D. E. Shaw & Co., the sole managing member of Laminar.

Determination:   Mr. Posner’s relationship with the D. E. Shaw entities did not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group).  As an officer of an affiliate of Laminar, which owns approximately 20% of the Company’s outstanding stock and is a party to the IRA, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Posner’s position with the D. E. Shaw entities did not affect its determination that he is independent.

Mr. Salibello (current director):  As Mr. Salibello has no direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he was deemed independent.

Mr. Schaefer (current director; Laminar designee):  Relevant Facts:  Mr. Schaefer serves on the board of directors of a company controlled by Laminar.

Determination:  As his relationship with the affiliate of Laminar is not a relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he has no direct relationship with the Company.  In addition, as only a director of an affiliate of Laminar, he was deemed independent.

Mr. Wahle (director and Prentice designee until May 18, 2007):   Relevant Facts: his firm (Wahle Enterprises) had a consulting agreement with Prentice pursuant to which he was nominated as a Prentice Director (such agreement terminated effective January 31, 2007). Mr. Wahle was also president of a significant customer of the Company from 2002-2004.

Determination:   Mr. Wahle’s previous relationship with the customer did not constitute a relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group).  Mr. Wahle’s relationship with Prentice did not constitute a direct relationship with the Company or its subsidiaries.  In addition, the Board determined that Mr. Wahle’s position with Prentice did not affect its determination that he was independent.

Mr. Zimmerman (current director; Prentice designee; nominee):   Relevant Facts: Mr. Zimmerman is the Managing Member of the general partner of Prentice and the Chief Executive Officer of Prentice. According to the Prentice Schedule 13D (defined in footnote (1) to the “Security Ownership of Certain Beneficial Owners” chart herein), Mr. Zimmerman may be deemed to be the beneficial owner of the shares of Common Stock purchased by the Prentice Buyers (although he disclaims beneficial ownership of such shares).

Determination:   Mr. Zimmerman’s relationship with Prentice does not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group).  As an executive officer of Prentice, which owns approximately 20% of the Company’s outstanding stock and is a party to the IRA, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Zimmerman’s position with Prentice did not affect its determination that he is independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2007 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and an agreed-upon procedures letter required in connection with the Company’s senior lender) and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2007, and certifications, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year, were $1,373,000. The aggregate fees billed by KPMG for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and an agreed-upon procedures letter required in connection with the Company’s senior lender), and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2006, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year, were $1,386,000.

AUDIT-RELATED FEES

The aggregate fees billed by KPMG for assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements that are not already reported above under the caption “Audit Fees” totaled $100,300 for the fiscal year ended December 31, 2007, which fees were billed for employee benefit plan audits and agreed-upon procedures in connection with the Kids Line earnout consideration, and $45,000 for the fiscal year ended December 31, 2006, which fees were billed for employee benefit plan audits.

TAX FEES

The aggregate fees billed by KPMG for professional services for tax compliance and advisory services, including transfer pricing studies, totaled $260,100 for the fiscal year ended December 31, 2007, and totaled $135,000 for tax compliance and advisory services for the fiscal year ended December 31, 2006.

ALL OTHER FEES

Other than as set forth above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” there were no other services rendered or fees billed by KPMG for the fiscal year ended December 31, 2007 or for the fiscal year ended December 31, 2006.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Under its charter, the Audit Committee has the sole authority to retain and replace the Company’s independent auditors, and to approve, in advance, all audit engagement fees and terms, as well as all non-audit engagements permitted by law with the independent auditors. Each of the individual engagements for the services described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2007 and 2006 were approved by the Audit Committee in advance of the engagement of KPMG for any such services in accordance with the provisions of Regulation S-X Rule 2-01(c)(7)(i)(A).

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report.

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

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

3. Exhibits:

(Listed by numbers corresponding to Item 601 of Regulation S-K)

Exhibit No.

2.1  Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(20)

2.2  Membership Interest Purchase Agreement among Kids Line, LLC, Russ Berrie and Company, Inc. and the various sellers party hereto dated as of December 15, 2005 In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(29)

2.3  Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc., LaJobi Industries, Inc. and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(55)

2.4  Stock Purchase Agreement, dated as of April 1, 2008, among I&J Holdco. Inc. and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request. (55)

3.1

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

4.22  Business Overdraft Facility among Russ Berrie (UK) Limited and The Royal Bank of Scotland(51)

4.23  Fourth Amendment to Credit Agreement, dated as of August 8, 2007 among RB, Russ Berrie U.S. Gift, Inc. Russ Berrie & Co. (West), Inc., Russ Berrie and Company Properties, Inc., Russplus, Inc. Russ Berrie and Company Investments, Inc., the financial institutions signatory thereto (the “Lenders”), LaSalle Business Credit, LLC, as administrative agents for the Lenders and LaSalle Bank National Association as Issuing Bank.(52)

10.1  Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Russ Berrie and Company, Inc.(2)

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

10.109  Russ Berrie and Company, Inc. Transaction Bonus Plan*(53)

10.110  Employment Agreement, dated as of December 4, 2007, between the Company and Bruce G. Crain*.(54)

21.1  List of Subsidiaries (55)

23  Consent of Independent Registered Public Accounting Firm (55)

31.1  Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002 (55)

31.2  Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002 (55)

31.3         Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.4         Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1  Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002 (55)

32.2  Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002 (55)

32.3         Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.4         Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

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

(55) Incorporated by reference from the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)

April 29, 2008	By:	/s/ ANTHONY CAPPIELLO
Date		Anthony Cappiello
Executive Vice President and Chief Administrative Officer
(principal financial officer)

Exhibit Index

Exhibit Numbers
31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002