Form 10-Q
period 2008-03-31
RUSS BERRIE & CO INC
filed 2008-05-12
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 5, 2008 was as follows:

CLASS	OUTSTANDING At May 5, 2008
Common Stock, $0.10 stated value	21,299,643

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share and per share data)
(UNAUDITED)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$17,330	$21,925
Accounts receivable, trade, less allowances of $2,243 in 2008 and $2,289 in 2007	60,209	64,544
Inventories, net	54,028	59,069
Prepaid expenses and other current assets	2,845	3,137
Income tax receivable	761	663
Deferred income taxes	1,611	1,619
Total current assets	136,784	150,957
Property, plant and equipment, net	12,596	13,093
Goodwill	120,773	120,777
Intangible assets	51,168	51,172
Restricted cash	944	916
Deferred income taxes	861	897
Other assets	5,533	4,163
Total assets	$328,659	$341,975
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$12,000	$11,500
Short-term debt	26,813	23,344
Accounts payable	10,150	19,822
Accrued expenses	23,654	31,289
Income taxes payable	2,678	1,869
Total current liabilities	75,295	87,824
Income taxes payable long-term	9,406	9,406
Deferred income taxes	3,736	3,736
Long-term debt, excluding current portion	29,000	32,000
Other long-term liabilities	4,049	4,370
Total liabilities	121,486	137,336

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at March 31, 2008 and December 31, 2007	2,674	2,674
Additional paid in capital	91,289	90,844
Retained earnings	202,228	200,228
Accumulated other comprehensive income	17,065	16,976
Treasury stock, at cost, 5,428,137 shares at March 31, 2008 and December 31, 2007	(106,083)	(106,083)
Total shareholders’ equity	207,173	204,639
Total liabilities and shareholders’ equity	$328,659	$341,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net sales	$75,924	$75,073

Cost of sales	45,366	43,746

Gross profit	30,558	31,327

Selling, general and administrative expenses	26,984	26,458

Operating income	3,574	4,869

Other (expense) income:
Interest expense, including amortization of deferred financing costs	(1,192)	(1,236)
Interest and investment income	165	192
Other, net	428	(78)
	(599)	(1,122)

Income before income tax provision	2,975	3,747

Income tax provision	975	1,201

Net income	$2,000	$2,546

Net income per share:
Basic	$0. 09	$0.12
Diluted	$0. 09	$0.12

Weighted average shares:
Basic	21,300,000	21,076,000
Diluted	21,325,000	21,141,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,000	$2,546
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	1,053	1,163
Amortization of deferred financing costs	163	157
Accounts receivable allowance	268	739
Provision for inventory reserve	1,361	(770)
Deferred income taxes	—	929
Share-based compensation expense	445	75
Other	(203)	295
Change in assets and liabilities:
Restricted cash	15	12
Accounts receivable	4,143	(11,535)
Income tax receivable	(367)	1,079
Inventories	3,542	763
Prepaid expenses and other current assets	285	6,055
Other assets	(1,532)	(277)
Accounts payable	(10,072)	(5,602)
Accrued expenses	(3,030)	(1,419)
Accrued income taxes	571	595
Net cash used in operating activities	(1,358)	(5,195)

Cash flows from investing activities:
Capital expenditures	(537)	(656)
Payment of Kids Line, LLC Earnout Consideration	(3,617)	—
Net cash used in investing activities	(4,154)	(656)

Cash flows from financing activities:
Repayment of long-term debt	(2,500)	(2,250)
Net borrowing on revolving credit facility	3,469	7,558
Payment of capital lease obligations	(42)	—
Net cash provided by financing activities	927	5,308

Effect of exchange rate changes on cash and cash equivalents	(10)	83
Net decrease in cash and cash equivalents	(4,595)	(460)
Cash and cash equivalents at beginning of period	21,925	11,526
Cash and cash equivalents at end of period	$17,330	$11,066
Cash paid during the period for:
Interest expense	$798	$918
Income taxes	$62	$46

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s infant and juvenile segment designs, manufactures through third parties and markets products in a number of baby categories including, among others, infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. As of March 31, 2008, the infant and juvenile segment consisted of Sassy, Inc. (“Sassy”), and Kids Line LLC (“Kids Line”).  These products are sold to consumers, primarily in the United States, through mass merchandisers, toy, specialty, food, drug and independent retailers, apparel stores, military post exchanges and other venues.  See Note 13 – Subsequent Events, for a description of recent acquisitions in the infant and juvenile segment.

The Company’s gift segment designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the United States and throughout the world via the Company’s international wholly-owned subsidiaries and independent distributors.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2008 should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 10-K”).

NOTE 2 - SHAREHOLDERS’ EQUITY

The costs resulting from share based payment transactions are recognized in the financial statements at their grant date fair value. The grant date fair value of options granted under stock option plans or otherwise is estimated on the date of grant using a Black-Scholes options pricing model using the assumptions below. Expected volatilities are calculated based on the historical volatility of the Company’s stock; management’s estimate of implied volatility of the Company’s stock and other factors.  The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option.

Stock Plans

The Company currently maintains the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”) and the Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”).  As of March 31, 2008 there were an aggregate of 885,214 shares of common stock reserved for issuance under the 2004 Option Plan and the 2004 ESPP.    The Company also continues to have options outstanding under the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (collectively, the “Predecessor Plans”).  No awards could be made after December 31, 2003 with respect to the 1999 Predecessor Plans and after December 31, 1998 with respect to the 1994 Predecessor Plans. No awards may be made after December 31, 2008 under the 2004 Option Plan.  In addition, the Company may issue stock options outside of the plans discussed above. As of March 31, 2008 there were 370,000 stock options outstanding that were granted outside these plans.  The exercise price for options issued under the 2004 Option Plan, the Predecessor Plans or otherwise is generally equal to the closing price of the Company’s common stock as of the date the option is granted. Generally, stock options under the 2004 Option Plan (or otherwise) and the Predecessor Plans vest over a period ranging from one to five years from the grant date unless otherwise stated by the specific grant. Options generally expire 10 years from the date of grant.  See Notes 2 and 17 of the Notes to Consolidated Financial Statements of the 2007 10-K for further details with respect to equity plans.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes activity regarding outstanding options as of March 31, 2008, and changes during the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price per Option	Option Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)

Options outstanding at December 31, 2007	1,775,417	$18.20	$11.19 - $34.80	7.2	$1,400
Granted	100,000	14.83	$14.83	5.0
Exercised	—	—	—
Forfeited/cancelled	(24,653)	$20.87	$16.77-$34.05
Options outstanding at March 31, 2008	1,850,764	$17.98	$11.19-$34.05	6.8	$456
Vested and exercisable at March 31, 2008	1,147,164	$19.09	$11.19-$34.05	6.1	$471

Other than 100,000 options granted to our Chief Executive Officer pursuant to the terms of his employment agreement with the Company, there were no stock options granted during the three months ended March 31, 2008.  There were no grants of restricted stock during the three months ended March 31, 2008.  No options or shares of restricted stock were granted during the three months ended March 31, 2007.

Share-based compensation expense related to the Company’s stock options recorded in selling, general and administrative expense for the three months ended March 31, 2008 and 2007 was approximately $221,000 and $37,000, respectively.  Share-based compensation expense related to the Company’s outstanding restricted stock recorded in selling, general and adminstrative expense for the three months ended March 31, 2008 and 2007 was approximately $179,000 and $0, respectively.  No compensation cost related to equity grants was capitalized (in inventory or any other assets) as of March 31, 2008 and 2007. For the three months ended March 31, 2008 and 2007, there were no excess tax benefits recognized as a result of share-based compensation cost.

The assumptions used to estimate the fair value of the stock options granted during three months ended March 31, 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31,
2008
Dividend Yield	—
Risk-free Interest Rate	3.18%
Volatility	38.60%
Expected Life (years)	5

Non-vested Stock Options and Restricted Stock

As of March 31, 2008, there was approximately $3.4 million of total unrecognized compensation cost related to 703,600 non-vested stock options. This cost is expected to be recognized over a weighted-average period of 4.0 years.

A summary of the Company’s non-vested stock options at March 31, 2008 and changes during the three months ended March 31, 2008 are presented below:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at December 31, 2007	618,600	$16.41
Granted	100,000	$14.83
Vested	—	—
Forfeited	(15,000)	$16.77
Non-vested at March 31, 2008	703,600	$16.17

During the year ended December 31, 2007, there were 170,675 shares of restricted stock issued under the 2004 Option Plan, all of which remain non-vested. These restricted stock grants have vesting periods ranging from three to five years, with fair market values at date of grant ranging from $14.90 to $16.77 per share. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made.   There were no grants of restricted stock made during the first quarter of 2008.

As of March 31, 2008, the total remaining unrecognized compensation cost related to outstanding shares of restricted stock was approximately $2.5 million, and is expected to be recognized over a weighted-average period of 3.6 years.

Employee Stock Purchase Plan

Under the 2004 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount.  Pursuant to this plan, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant.  In each plan year, an eligible employee may elect to participate in the plan by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation.  No employee shall have the right to purchase the Company’s common stock under the 2004 ESPP which has a fair market value in excess of $25,000 in any plan year.  The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year.  If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee, and his or her option expires.  As of March 31, 2008, the 2004 ESPP had approximately 80,269 shares reserved for future issuance.

Total share-based compensation expense related to the 2004 ESPP was approximately $45,000 and $38,000 for the three months ended March 31, 2008 and 2007, respectively.

The fair value of each option granted under the 2004 ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Dividend yield	—	—
Risk-free interest rate	3.17%	4.98%
Volatility	34.40%	36.70%
Expected life (years)	1	1

Expected volatilities are calculated based on the historical volatility of the Company’s stock; management’s estimate of implied volatility of the Company’s stock and other factors. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under the 2004 ESPP is one year, or the equivalent of the annual plan year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - WEIGHTED AVERAGE COMMON SHARES

The weighted average common shares outstanding included in the computation of basic and diluted net income per share is set forth below (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding	21,300	21,076
Dilutive effect of common shares issuable upon exercise of stock options	25	65
Weighted average common shares outstanding assuming dilution	21,325	21,141

Stock options to purchase approximately 1.9 million and 1.8 million shares were outstanding at March 31, 2008 and 2007, respectively.  For the three months ended March 31, 2008 and 2007, approximately 1.5 million and 0.9 million stock options, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such period and were therefore anti-dilutive.

NOTE 4 – DEBT

Consolidated long-term debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Term Loan (Infantline Credit Agreement)	$41,000	$43,500
Less current portion	12,000	11,500
Long-term debt	$29,000	$32,000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2008, there was approximately $18.3 million borrowed under the Infantline Revolving Loan, approximately $8.5 million borrowed under the Giftline Revolving Loan (each as defined below) and $0.9 million outstanding under the letter of credit facility, all of which is classified as short-term debt.  At December 31, 2007, there was approximately $15.5 million borrowed under the Infantline Revolving Loan and approximately $7.8 million borrowed under the Giftline Revolving Loan, all of which is classified as short-term debt.  See Note 13— Subsequent Events, for a description of additional debt incurred in connection with the recent acquisitions in the infant and juvenile segment.

A. The Infantline Credit Agreement

On March 14, 2006 (the “Closing Date”), as amended as of December 22, 2006 (discussed below), Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, the Company as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended, the “Infantline Credit Agreement”). Unless otherwise specified herein, capitalized terms used but undefined in this Note 4, Section A shall have the meanings ascribed to them in the Infantline Credit Agreement.  All disclosures in this Note 4 with respect to the Infantline Credit Agreement speak as of March 31, 2008.  The Infantline Credit Agreement was amended and restated as of April 2, 2008.  See Note 13 — Subsequent Events, for a description of such amendment and restatement and the material provisions affected thereby.

The commitments under the Infantline Credit Agreement as of March 31, 2008 consisted of (a) a $35.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Term Loan”). The Infantline Borrowers drew down approximately $79.7 million on the Infantline Credit Agreement on the Closing Date, including the full amount of the Term Loan, which reflected the payoff of all amounts outstanding under a prior credit facility and certain fees and expenses associated with the Infantline Credit Agreement. As of March 31, 2008, the outstanding balance on the Revolving Loan was $41.0 million, the outstanding balance on the Term Loan was $18.3 million and $0.9 million was outstanding under the letter of credit facility. As of March 31, 2008, the Company had availability under this Revolving Loan of $13.9 million. Mandatory Term Loan repayment obligations as of March 31, 2008 were as follows: $9.0 million in 2008, $14.5 million in 2009, $15.0 million in 2010; and $2.5 million in 2011.

As of December 22, 2006, the Infantline Credit Agreement was amended (the “First Amendment”) to permit the repayment and subsequent reborrowing of up to $20 million under the Term Loan, which was intended to enable the Infantline Borrowers to continue to utilize cash flows expected to be generated from operations to repay debt until the earnout consideration with respect to the purchase of Kids Line (the “KL Earnout Consideration”) became due.  As a result of the LaSalle Refinancing, the obligation to pay such earnout became the joint and several obligations of KL and Sassy.

Pursuant to the First Amendment, KL and Sassy borrowed $20 million under the Revolving Loan, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20 million of the Term Loan. The lenders agreed to provide an additional Term Loan reborrowing commitment (the “TR Commitment”) of an aggregate maximum principal amount of $20 million, which amounts could only be reborrowed during specified periods and only to fund the payment of the KL Earnout Consideration. Pursuant to the First Amendment, KL and Sassy paid a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.

In December 2007, KL and Sassy paid $28.5 million of the KL Earnout Consideration, which amount was financed by drawing on the TR Commitment of $20 million and drawing an additional $8.5 million on the Infantline Revolving Loan. The remaining portion of the KL Earnout Consideration ($3.6 million) was paid by KL and Sassy in January of 2008, also through a draw on the Infantline Revolving Loan.

As of March 31, 2008, the Infantline Loans bore interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin ranged from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans. The applicable interest rate margins as of March 31, 2008 were: 2.00% for LIBOR Loans and 0.50% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2008 were as follows:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At March 31, 2008
	LIBOR Loans	Base Rate Loans
Infantline Revolver	4.64%	5.75%
Infantline Term Loan	4.64%	5.75%

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

In connection with the execution of the Infantline Credit Agreement, KL and Sassy paid aggregate closing fees of $1.4 million and an aggregate agency fee of $25,000. An aggregate agency fee of $25,000 will be payable on each anniversary of the Closing Date. As of March 31, 2008, the Revolving Loan was subject to an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.50% for unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 1.75% - 2.50% and other customary letter of credit administration fees.

As of March 31, 2008, the principal of the Term Loan was being repaid in installments as follows: (a) $0.75 million on the last day of each calendar month for the period commencing March 2006 through and including February 2008, (b) $1.0 million on the last day of each calendar month for the period commencing March 2008 through and including February 2009 and (c) $1.25 million on the last day of each calendar month for the period commencing March 2009 through and including February 2011. As of March 31, 2008, a final installment in the aggregate amount of the unpaid principal balance of the Term Loan (in addition to all outstanding amounts under the Infantline Revolver) was due and payable on March 14, 2011, in each case subject to customary early termination provisions (without any prepayment penalty) in accordance with the terms of the Infantline Credit Agreement.

KL and Sassy are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances. Additionally, annual mandatory prepayments of the Term Loan would be required in an amount equal to 50% of Excess Cash Flow for each fiscal year (starting with 2007) unless the Total Debt to EBITDA Ratio for such fiscal year was equal to or less than 2.00:1.00. For fiscal year 2007, no Excess Cash Flow payment was required.

The Infantline Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants (the “Infantline Financial Covenants”) as of March 31, 2008: (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation. In addition, upon the occurrence of an event of default under the credit agreement, including a failure to maintain compliance with the Infantline Financial Covenants, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable.

As of March 31, 2008, KL and Sassy were in compliance with the Infantline Financial Covenants.

The Infantline Credit Agreement contains significant limitations on the ability of KL and Sassy to distribute cash to Russ Berrie and Company, Inc. (“RB”), which became a corporate holding company when the Infantline Credit Agreement was put into place, for the purpose of paying dividends to the shareholders of RB or for the purpose of paying their allocable portion of RB’s corporate overhead expenses, including a cap (subject to certain exceptions) as of March 31, 2008 of $2.0 million per year on the amount that can be provided to RB to pay corporate overhead expenses.

To secure the obligations of KL and Sassy to pay the KL Earnout Consideration, KL and Sassy granted a subordinated lien on substantially all of their assets, on a joint and several basis, and RB granted a subordinated lien on the equity interests of each of KL and Sassy to the Earnout Sellers Agent. All such security interests and liens were subordinated to the senior indebtedness of KL and Sassy arising under the Infantline Credit Agreement. As a result of the payment in full of the KL Earnout Consideration, all such subordinated security interests and liens were released as of February 29, 2008.

Pursuant to the Infantline Pledge Agreement, RB has agreed that it will function solely as a holding company and will not, without the prior written consent of the Agent, engage in any business or activity except for

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

specified activities, including those relating to its investments in its subsidiaries existing on the Closing Date, the maintenance of its existence and compliance with law, the performance of obligations under specified contracts and other specified ordinary course activities.

B. The Giftline Credit Agreement

On March 14, 2006, as amended on April 11, 2006, August 8, 2006, December 28, 2006 and August 7, 2007, Russ Berrie U.S. Gift Inc. (“U.S. Gift”) and other specified wholly-owned domestic subsidiaries of RB (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement”. Unless otherwise specified herein, capitalized terms used but undefined in this Note 4, Section B shall have the meanings ascribed to them in the Giftline Credit Agreement.

Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of March 31, 2008, the outstanding balance on the Giftline Revolver was $8.5 million, there was no outstanding balance on the Canadian Revolving Loan (see Section C below), and there was $1.2 million utilized under the Canadian sub-facility for letters of credit. At March 31, 2008, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $3.9 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of March 31, 2008 were 2.25% for LIBOR Loans and 0.25% for Base Rate Loans. As of March 31, 2008, the interest rate was 5.50% for the one outstanding Base Rate loan ($3.5 million) and 4.85% for one outstanding LIBOR loan ($5.0 million).

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

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Infantline Credit Agreement. The Giftline Credit Agreement originally contained the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending September 30, 2006. The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date. The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any month, may not be less than 1.1:1.0. This covenant is only applicable, however, if during the three month period then ending on such date of determination (the “Test Period”) Revolving Loan Availability (defined above) was less than $3.5 million for any three (3) consecutive business day period (the “Test Condition”). If compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition. The Company’s availability was not less than $3.5 million during the quarter ended March 31, 2008 and the Fixed Charge Coverage Ratio was not applicable during the quarter. As of March 31, 2008, the Company was in compliance with the applicable financial covenants contained in the Giftline Credit Agreement.

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

C. Canadian Credit Agreement

As contemplated by a previous credit facility with LaSalle Bank National Association, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the execution of the Giftline Credit Agreement, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the previous credit facility with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

revolving loan. In connection with the release of the Company from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement. There were no borrowings under the Canadian Revolving Loan as of March 31, 2008 and December 31, 2007.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin. As of March 31, 2008 and December 31, 2007, there were no Base Rate or Libor Loans outstanding.

Russ Berrie (UK) Limited Business Overdraft Facility

On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank. The Facility, as amended, consists of a maximum credit line of £1.5 million. Interest is charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit. The Facility replaced the Framework Agreement with Barclays Bank Plc, which was terminated as of March 31, 2007. The Facility was established to assist in meeting the working capital requirements of Russ Berrie UK Limited. As of March 31, 2008 and December 31, 2007, there were no borrowings outstanding under the facility.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2008, the Company’s goodwill totaling approximately $120.8 million is in the infant and juvenile segment and results from the acquisitions of Kids Line, LLC in 2004, and Sassy in 2002.  There were no significant changes to the carrying amount of goodwill for the three months ended March 31, 2008.

The significant components of intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	March 31, 2008	December 31, 2007
Sassy trade name	Indefinite life	$7,100	$7,100
Applause trade name	Indefinite life	7,646	7,646
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
Other intangible assets	4.4 years	22	26
		$51,168	$51,172

Other intangible assets as of March 31, 2008 and December 31, 2007 include Kids Line non-compete agreements, which are being amortized over four years, and a patent.  Amortization expense was approximately $4,000 and $7,000 for the first three months of 2008 and 2007, respectively.

NOTE 6 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments: (i) the infant and juvenile segment, which as of March 31, 2008 is comprised of Sassy, Inc. and Kids line, LLC., and (ii) the Company’s gift segment.  This segmentation of the Company’s operations reflects how the Company’s chief operating decision makers currently view the results of operations.  There are no inter-segment revenues to eliminate.  Corporate assets and overhead expenses are included in the gift segment.  See Note 13 — Subsequent Events for a description of the recent acquisitions of LaJobi and CoCaLo in the infant and juvenile segment.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
(in thousands)	2008	2007

Infant and juvenile:
Net sales	$41,612	$38,682
Selling, general and administrative expenses	7,317	6,692
Operating income	7,838	8,185
Other expense	(1,029)	(1,202)
Depreciation and amortization	151	173
Income before income taxes	$6,809	$6,983
Gift:
Net sales	$34,312	$36,391
Selling, general and administrative expenses (a)	19,667	19,766
Operating (loss)	(4,264)	(3,316)
Other income	430	80
Depreciation and amortization	902	990
Loss before income taxes	$(3,834)	$(3,236)
Consolidated:
Net sales	$75,924	$75,073
Selling, general and administrative expenses	26,984	26,458
Operating income	3,574	4,869
Other expense	(599)	(1,122)
Depreciation and amortization	1,053	1,163
Income before income taxes	$2,975	$3,747

(a)          The Gift segment selling, general and administrative expense includes a charge of $0.4 million in the first quarter of 2007 related to the closure of a showroom.

Total assets of each segment were as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Infant and juvenile	$236,879	$237,064
Gift	91,780	104,911
Total	$328,659	$341,975

Concentration of Risk

As disclosed in the notes to the consolidated financial statements included in the 2007 10-K, approximately 82% of the Company’s purchases are attributable to manufacturers in the People’s Republic of China.  The supplier accounting for the greatest dollar volume of purchases in 2007 accounted for approximately 19% and the five largest suppliers accounted for approximately 44% in the aggregate.  The Company utilizes approximately 75 manufacturers in Eastern Asia and believes that there are many alternative manufacturers for the Company’s products and sources of raw materials.  As a result, the Company does not believe there is a concentration of risk associated with any significant manufacturing relationship.

With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 24.2% and 23.8% of the Company’s consolidated net sales during the three month periods ended March 31, 2008 and 2007, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At March 31, 2008, the Company’s forward contracts had expiration dates which ranged from one to nine months.

The Company accounts for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the Consolidated Statements of Operations.  Unrealized gains of $0.2 million relating to forward contracts are included in other current assets on the balance sheet at March 31, 2008.  Unrealized gains of $0.1 million are included in other current assets and $0.1 million in unrealized losses are included in other current liabilities at December 31, 2007.

The Company has forward contracts to exchange British pounds, Canadian dollars and Australian dollars for United States dollars with notional amounts of $8.0 million and $9.7 million as of March 31, 2008 and December 31, 2007, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $0.6 million and $2.8 million as of March 31, 2008 and December 31, 2007, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

NOTE 8 – FINANCIAL INSTRUMENTS

We adopted SFAS No. 157 on January 1, 2008, the first day of our 2008 fiscal year.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value.

 Financial assets and liabilities are measured using inputs from the three levels of the SFAS No. 157 fair value hierarchy. The three levels are as follows:

 Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

 Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

 Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our foreign exchange contracts as of March 31, 2008, (dollars in thousands):

		Fair Value Measurements as of March 31, 2008
	March 31, 2008	Level 1	Level 2	Level 3
Forward exchange contracts	$8,600	$—	$8,800	$—

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying value of our term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive Income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three months ended March 31, 2008 and 2007 as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$2,000	$2,546
Other comprehensive income:
Foreign currency translation adjustments	212	290
Comprehensive income	$2,212	$2,836

NOTE 10 – INCOME TAXES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and in May 2007 issued FASB Staff Position (“FSP”) FSP FIN 48-1.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is more “likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.  A tax benefit from an uncertain position was previously recognized if it was probable of being sustained.  Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within twelve months of the reporting date.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company did not make any additional adjustments to its opening balance sheet related to the implementation of FIN 48, other than to reclassify the portion of its tax liabilities to non-current which the Company did not anticipate will settle, or for which the statute of limitations will not close, in the next twelve months, and the Company did not make any adjustments to its opening retained earnings related to the implementation of FIN 48.

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLS”).  At March 31, 2008, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $13.4 million, including approximately $0.7 million of accrued interest.  The Company has various tax attributes such as NOL’s, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions.

(in thousands)
Balance at January 1, 2008	$13,394
Increases related to prior year tax positions	0
Decreases related to prior year tax positions	0
Increases related to current year tax positions/settlements	0
Lapse of statue	0
Balance at March 31, 2008	$13,394

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction.  Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $4.0 million within twelve months of March 31, 2008.  If recognized, approximately $1.6 million of the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

decrease would impact the Company’s effective tax rate.  For the remaining amounts, the Company anticipates that the deferred tax assets associated with various tax attributes such as foreign tax credit carryforwards and charitable contribution carryforwards would be increased.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

NOTE 11 – LITIGATION AND COMMITMENTS

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

The Company enters into various license agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  All license agreements other than the agreement with MAM Babyartikel GmbH (which was terminated March 26, 2008), are for three year terms with extensions if agreed to by both parties.  Several of these license agreements require prepayments of certain minimum guaranteed royalty amounts.  The amount of minimum guaranteed royalty payments with respect to all license agreements through the end of their current terms aggregates approximately $5.9 million, of which approximately $3.7 million remained unpaid at March 31, 2008, substantially all of which is due prior to December 31, 2009.  During the year ended December 31, 2007, the Company recorded charges to cost of sales of $0.3 million against these royalty prepayments for amounts that management believed will not be realized. Royalty Expense for the three months ended March 31, 2008 and 2007 was $1.4 million and $1.2 million, respectively.

NOTE 12 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year, with the exception of certain provisions deferred until the beginning of our 2009 fiscal year.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  On January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities.  As of March 31, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  The impact of the adoption of SFAS No. 157 for financial assets and liabilities was not material to our consolidated interim financial statements.  The expanded disclosures about fair value measurements for financial assets and liabilities on a recurring basis are presented in Note 8.  We have not yet determined the impact that the adoption of SFAS No. 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however we do not anticipate it to materially impact our consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008 and there was no impact on its consolidated statement of financial position.

In December 2007, SFAS No. 141R (revised 2007), “Business Combinations,” was issued.  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued.  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was issued.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2008, a newly-formed and indirectly wholly-owned Delaware subsidiary of the Company, LaJobi, Inc. (“LJ”) entered into an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“LaJobi”), and each of Lawrence Bivona and Joseph Bivona for the purchase of substantially all of the assets used in the business of LaJobi and specified obligations. LaJobi designs, imports and sells infant and juvenile furniture and related products (including cribs, changing tables, dressers, hutches, armoires, bookcases and end tables) to specialty stores and boutiques, baby superstores and mass merchandisers. LaJobi also sells mattresses and changing pads. The acquisition of LaJobi is being accounted for as a purchase business combination. The transactions contemplated by the Asset Agreement were consummated as of April 2, 2008. Capitalized terms used in this section but undefined herein have the meanings ascribed to them in the Asset Agreement, which was filed as Exhibit 2.3 to the 2007 10-K.

The aggregate purchase price payable for LaJobi was equal to: $47.0 million, reduced by the amount of assumed indebtedness (including capitalized lease obligations), as further increased or decreased by the amount that Final Working Capital is greater or less than $7.3 million, plus the earnout consideration described below. At Closing, LJ paid $44.5 million in cash to LaJobi, plus $3.2 million (the estimated amount of the working capital adjustment). Any adjustment between the estimated and final working capital adjustment will be made after the Closing, as set forth in the Asset Agreement. The remaining $2.5 million of the purchase price was deposited in escrow at Closing in respect of potential indemnification claims. As additional consideration, if the following conditions have been satisfied, LJ will pay the amounts described below (the “Earnout Consideration”):

(a)                                                    Subject to paragraph (b) below, provided that the EBITDA of LaJobi’s business (the “Business”) (determined as provided in Asset Agreement) has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the period from January 1, 2008 through December 31, 2010 (the “Measurement Date”), as compared to the specified EBITDA of the Business for the 2007 calendar year, LJ will pay to LaJobi a specified percentage of the Agreed Enterprise Value of LJ as of the Measurement Date or Early Measurement Date (as defined in paragraph (b) below), as the case may be; provided that the minimum amount of such payment shall be $0.0 and the maximum amount of such payment shall be $15.0 million. Any Earnout Consideration shall be paid on or prior to the 60th day after the Measurement Date (the “Payment Date”). The “Agreed Enterprise Value” shall be the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

product of: (i) the Business’s EBITDA during the twelve (12) months ending on the Measurement Date or Early Measurement Date (or, in the event an Early Measurement Date selected by LaJobi as permitted by the Asset Agreement is a date prior to January 1, 2009, the annualized EBITDA of the Business for such period), as the case may be, multiplied by (ii) the applicable multiple (ranging from 5 to 9) based on specified levels of EBITDA CAGR achieved, subject to the $15.0 million cap described above.

(b)                                                   In the event that LB relocates the principal location of the Business beyond an agreed distance prior to the Measurement Date, the calculation of the Earnout Consideration may be accelerated upon the election of LaJobi. For purposes of determining the Earnout Consideration, the CAGR shall be based on the period from January 1, 2008 through the last day of the month (the “Early Measurement Date”) immediately preceding the date of such relocation. On or prior to the sixtieth (60th) day after the Early Measurement Date (the “Early Payment Date”), LJ will pay to LaJobi any Earnout Consideration, discounted, at the Agreed Rate, from the Payment Date to, and including, the Early Payment Date.

Under the Asset Agreement, the LaJobi Buyer is entitled to indemnification from LaJobi and the Stockholders for various matters, including, but not limited to, breaches of representations, warranties or covenants, and specified excluded obligations, subject, in the case of specified matters, to a minimum threshold of $250,000 (with a separate threshold for individual claims of $15,000, whether or not aggregate damages have exceeded the $250,000 threshold) and a maximum aggregate indemnification limit of $10.0 million. The right to indemnification (other than with respect to certain specified exceptions) terminates 18 months after the Closing Date.

In connection with the Asset Agreement, the Company paid a finder’s fee of $1.5 million at Closing to a financial institution, and has agreed to pay such institution 1% of the Agreed Enterprise Value of LJ, payable in the same manner and at the same time as the Earnout Consideration is paid to LaJobi.

The Company has not yet performed an assessment of the fair values of the assets acquired or liabilities assumed, or otherwise completed the initial accounting for the acquistion of Lajobi. Accordingly, the Company is currently unable to disclose either the allocation of the purchase price or summary pro forma financial information with respect to the acquired entity.

Also, on April 1, 2008, a newly-formed, wholly-owned Delaware subsidiary of the Company, I&J Holdco, Inc. (the “CoCaLo Buyer”) entered into a Stock Purchase Agreement (the “Stock Agreement”), with each of Renee Pepys Lowe and Stanley Lowe for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). CoCaLo designs, outsources, markets and distributes infant bedding (including crib bumpers, blankets, crib sheets and dust ruffles) and related accessories (including wall hangings, musical mobiles, blankets, diaper stackers, valances, wall paper borders, lamps, shades, nightlights, switch plates, decorative pillows and rugs).  The acquisition of CoCaLo is being accounted for as a purchase business combination. The transactions contemplated by the Stock Agreement were consummated as of April 2, 2008.

In addition, as of April 2, 2008, the Infantline Credit Agreement has been amended and restated in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo.  Specifically, as of April 2, 2008, RB, KL, Sassy, the CoCaLo Buyer, LJ and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Amendment”) with the financial institutions party to the Infantline Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as administrative agent for the Lenders (in such capacity, the “Agent”) and as Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. KL, Sassy, the CoCaLo Buyer, LJ and CoCaLo are referred to in this Note 13 collectively as the “Infantline Borrowers”, and I&J, LJ and CoCaLo are referred to in this Note 13 as the “New Borrowers”. The Amendment amends and restates the Infantline Credit Agreement. The Pledge Agreement dated as of March 14, 2006 between RB and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008, to provide, among other things, for a pledge to the Agent of the capital stock of the CoCaLo Buyer by RB. In connection with the Amendment, 100% of the equity of each Infantline Borrower, including each New Borrower, has been pledged as collateral to the Agent. In addition, the Guaranty and Collateral Agreement, dated as of March 16, 2004, entered into among KL and Sassy in favor of LaSalle Bank National Association, as Administrative Agent (the “Guaranty”) was also amended and restated as of April 2, 2008, to add the New Borrowers (CoCaLo via a Joinder Agreement) as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Infantline Borrowers, including the New Borrowers, under the Amendment and the other related loan documents. Capitalized terms used but undefined in this Note 13 shall have the meanings assigned to such terms in the Amendment.

The following constitute the material changes to the Infantline Credit Agreement effected by the Amendment:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(i)  The New Borrowers are now parties to the Infantline Credit Agreement;

(ii) The commitments thereunder now consist of: (a) a $75.0 million revolving credit facility (the “New Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $100.0 million term loan facility (the “New Term Loan”). Previously, the maximum revolving loan commitment was $35.0 million and the maximum term loan commitment was $60.0 million. The Infantline Borrowers drew down $31.0 million under the New Revolving Loan and the entire $100.0 million available under the New Term Loan on the Closing Date, in order to finance the acquisitions of LaJobi and CoCaLo, and pay related transaction expenses of such acquisitions and the Amendment, and to reallocate the existing indebtedness among the bank syndicate;

(iii) The scheduled maturity date of the obligations under the Infantline Credit Agreement has been extended from March 14, 2011 to April 1, 2013;

(iv) The definition of Borrowing Base was amended from 85% of eligible receivables plus 55% of eligible inventory to 85% of eligible receivables plus the lesser of: (i) $25.0 million and (ii) 55% of eligible inventory;

(v) The Termination Fee (previously 1% of the total commitment if the Termination Date occurs prior to the first anniversary of the Closing Date) was eliminated in its entirety;

(vi) The applicable interest rate margins (to be added to the applicable interest rate) previously ranged from 1.75% — 2.50% for LIBOR Loans and from 0.25% — 1.00% for Base Rate Loans. Pursuant to the Amendment, the margins now range from 2.0% — 3.0% for LIBOR Loans and from 0.50% — 1.50% for Base Rate Loans, based on a pricing grid set forth in the Amendment (until delivery of specified financial statements and compliance certificates with respect to the quarter ending June 30, 2008, the applicable margins will be 2.75% for LIBOR Loans and 1.25% for Base Rate Loans);

(vii) Previously, the principal of the term loan was to be repaid, on a monthly basis, as follows: $9.0 million for each of years 1-2; $12.0 million for year 3; and $15.0 million for each of years 4-5. Pursuant to the Amendment, the principal on the New Term Loan will be repaid, on a quarterly basis, at an annual rate of $14.4 million per year, commencing June 30, 2008;

(viii) The Infantline Borrowers must make mandatory prepayments of the credit facility with 100% of the proceeds of most asset sales, debt issuances, equity issuances and pursuant to the Amendment, extraordinary receipts;

(ix) The requirement that mandatory prepayments be made from Excess Cash Flow has been eliminated in its entirety;

(x) The minimum EBITDA test as a financial covenant has been deleted in its entirety;

(xi) The Amendment specifies that conditions to lending are applicable to each Infantline Borrower, including each New Borrower, and include specified amended financial tests;

(xii) Prior to the effectiveness of the Amendment, KL and Sassy were not permitted (except in specified situations) to distribute cash to RB to pay RB’s overhead expenses unless: (i) before and after giving effect to such distribution, no Event of Default would exist and (ii) before and after giving effect to such distribution, Excess Revolving Loan Availability will equal or exceed $4.0 million; provided that the aggregate amount of such distributions could not exceed $2.0 million per year. Pursuant to the Amendment, the $4.0 million availability threshold was increased to $5.0 million, and the aggregate maximum amount of such distributions was increased to $3.5 million, and apply in each case to all Infantline Borrowers. Other restrictions on dividends and distributions to RB remain unchanged;

(xiii) Payment of amounts outstanding under the promissory note under the Stock Agreement is prohibited if before and after giving effect to any such repayment, a default or event of default would exist;

(xiv) Payment of any earnout consideration under either the Asset Agreement or the Stock Agreement is prohibited if: before and after giving effect to any such repayment, (a) a default or event of default would exist, (b) Excess Revolving Loan Availability will not equal or exceed $9.0 million, or (c) before and after giving effect to any such repayment, the financial covenants in the Amendment will not be satisfied (the “Earnout Conditions”);

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(xv) Specified defaults with respect to the earnout consideration under either the Asset Agreement or the Stock Agreement have been added as events of default (including failure to deliver to the Agent specified certifications and calculations within a specified time period, the reasonable determination by the Agent that any Earnout Conditions will not be satisfied as of the applicable payment date, if any material information provided to the Agent with respect to the Earnout Conditions shall be incorrect in any material respect and remain unremedied prior to the relevant payment date, or any Earnout Consideration is paid at any time that the Earnout Conditions are not satisfied) ; and

(xvi) The Infantline Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the New Term Loan.

In connection with the Amendment, the Infantline Borrowers paid the Agent and Lenders a closing fee of approximately $1.5 million. The following fees are now applicable to the Infantline Credit Agreement: an agency fee of $35,000 per annum, a non-use fee of 0.40% to 0.60% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Amendment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 10-K”) including the consolidated financial statements and notes thereto.

OVERVIEW

The Company is a leader in the infant and juvenile and gift industries. The Company’s infant and juvenile businesses design, manufacture through third parties and market products in a number of baby categories, including infant bedding and accessories, bath toys and accessories, developmental toys, feeding items and baby comforting products. These products are sold to consumers, throughout the United States and the world via national accounts and independent retailers, including toy, specialty, food, drug, and other retailers, and military post exchanges. The Company’s gift business designs, manufactures through third parties and markets a wide variety of gift products to retail stores throughout the world via the Company’s wholly-owned subsidiaries and independent distributors.

The Company’s revenues are primarily derived from sales of its products.  For the three months ended March 31, 2008, 54.8% of revenues were generated by the infant and juvenile segment and 45.2% of revenues were generated by the gift segment, as compared to 51.5% and 48.5%, respectively, for the same period in the prior year.

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

We believe that we have made substantial progress in successfully implementing this strategy during 2007 and the beginning of 2008. Specifically, revenues in the infant and juvenile segment continued to grow throughout 2007, primarily as a result of new product development and increased distribution with respect to each of our infant and juvenile businesses. In particular, during 2007, Kids Line successfully introduced its Carter’s® branded bedding and established an office in the United Kingdom to serve the European market. In addition, Sassy expanded its product line during 2007, including through a license agreement with Leap Frog™ and Sassy’s entry into the baby gear category with the introduction of a doorway jumper and a bouncer that incorporates Kids Line designed fabric. We anticipate that Sassy will introduce additional baby gear products in 2008.

In addition, during the second half of 2007, we also renewed our focus on growth through the exploration of strategic acquisitions. As a result of these efforts, on April 1, 2008, we entered into separate agreements to acquire each of: (i) LaJobi Industries, Inc. (“LaJobi”), a privately-held company based in Cranbury, New Jersey that designs, imports and sells infant and juvenile furniture and related products; and (ii) CoCaLo, Inc. (“CoCaLo”), a privately-held company based in Costa Mesa, California that designs, markets and distributes infant bedding and related accessories.  Both acquisitions were consummated as of April 2, 2008.  We anticipate that these acquisitions will significantly expand our infant and juvenile segment, and will enable us to offer a more complete range of products for the baby nursery.  In connection with such acquisitions, the Company has amended and restated the Infantline Credit Agreement (defined below) to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. See “Liquidity and Capital Resources” below under the sections captioned “Recent Acquisitions” and “Financings”.

With respect to our gift business, during 2007, we continued our focus on product categories where we believe we can command an authoritative position. As a result, we substantially rejuvenated our gift product line, with approximately 70% of the 2007 product line consisting of new products. New products for 2007 included the Shining Stars® product range, which was the gift segment’s most successful new product introduction in several years. We intend to continue our focus on creating compelling new products, and our 2008 product offerings include two new product ranges that will capitalize on the popularity of dimensional products that include a virtual play component. As a result of the popularity of products that incorporate web-based interactivity and the large amount of inventory currently in the market from competitive products, as well as the initial retail shelf placement for the introductory year of Shining Stars, the Company does not anticipate that its Shining Stars product range will achieve in 2008 the high level of sales that it achieved during its 2007. The Company continues to expect significant sales for Shining Stars in 2008, albeit at levels considerably below those achieved in 2007. The Company also anticipates that a portion of this shortfall, if any, will be mitigated by sales of its new web-based product ranges, as well as other new product launches. In addition, potential expanded distribution for all of the Company’s web-interactive products, including in international markets, as well as the viral marketing nature of such products, may create additional opportunities, although there can be no assurance that this will be the case.

SEGMENTS

The Company currently operates in two segments:  (i) its infant and juvenile segment and (ii) its gift segment.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The Company’s consolidated net sales for the three months ended March 31, 2008 increased 1.1% to $75.9 million compared to $75.1 million for the three months ended March 31, 2007, as a result of an increase in the infant and juvenile segment net sales of $2.9 million, offset by a decrease in gift segment net sales of $2.1 million.

Net sales for the infant and juvenile segment for the three months ended March 31, 2008 increased 7.5% to $41.6 million, compared to $38.7 million for the three months ended March 31, 2007, primarily resulting from new product introductions and growth in international sales.  The Company’s gift segment net sales for the three months ended March 31, 2008 decreased 5.7% to $34.3 million compared to $36.4 million for the three months ended March 31, 2007, primarily as a result of weakness in the gift market as a result of the economic slowdown.  Net sales in the Company’s gift segment were favorably impacted by approximately $1.3 million for the three months ended March 31, 2008 as a result of foreign exchange rates.

Consolidated gross profit was 40.2% of consolidated net sales for the three months ended March 31, 2008 as compared to 41.7% for the three months ended March 31, 2007.   Gross profit for the Company’s infant and juvenile segment decreased from 38.5% of net sales for the three months ended March 31, 2007 to 36.4% of net sales for the three months ended March 31, 2008, primarily as a result of competitive pricing pressure, increased raw material costs and product mix. Gross profit for the Company’s gift segment increased slightly to 45.2% for the three months ended March 31, 2007 as compared to 44.9% for the three months ended March 31, 2008.

Consolidated selling, general and administrative expense was $27.0 million, or 35.5% of consolidated net sales, for the three months ended March 31, 2008, compared to $26.5 million, or 35.2% of consolidated net sales, for the three months ended March 31, 2007.  Selling, general and administrative expense in the Company’s infant and juvenile segment increased from $6.7 million, or 17.3% of net sales in the first quarter of 2007, to $7.3 million, or 17.6% of net sales, in the first quarter of 2008, primarily as a result of increased product development and advertising costs incurred to support growth in this segment. Selling, general and administrative expense in the Company’s gift segment was relatively unchanged at $19.7 million, or 57.3% of net sales, in the first quarter of 2008 as compared to $19.8 million, or 54.3% of net sales, in the prior year period.

Consolidated other expense was $0.6 million for the three months ended March 31, 2008 compared to $1.1 million for the three months ended March 31, 2007, or a decrease of $0.5 million. Other expense in the Company’s infant and juvenile segment decreased by $0.2 million to $1.0 million compared to $1.2 million in the prior year period as a result of lower borrowing costs. Other income in the Company’s gift segment for the three months ended March 31, 2008 increased to $0.4 million from $0.1 million in the prior year period due to foreign exchange gains and lower borrowing costs.

The Company recorded consolidated tax expense of approximately $1.0 million for the three months ended March 31, 2008.   The difference between the effective tax rate of 32.8% and the U.S. statutory rate of 35% primarily results from following: (i) a $0.1 million tax provision for state income taxes (4.4%); (ii) a $0.3 million benefit related to a reduction in the valuation allowance (-10.4%); and (iii) foreign tax expense of $0.1 million (3.8%).

The Company recorded a domestic income tax expense of approximately $1.0 million for the three months ended March 31, 2007 primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy, and Applause acquisitions.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company’s deferred tax assets.  The Company recorded full valuation allowances against those deferred tax assets as management believed it was more likely than not that those deferred tax assets would not be realized.  The Company also recorded approximately

$0.2 million of foreign tax expense for the three months ended March 31, 2007 related to profitable operations in Canada, Hong Kong, and Australia.

As a result of the foregoing, consolidated net income for the three months ended March 31, 2008 was $2.0 million, or $0.09 per diluted share, compared to consolidated net income of $2.5 million, or $0.12 per diluted share, for the three months ended March 31, 2007, representing a decrease of $0.5 million, or $0.03 per diluted share.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that cash flows from operations and future borrowings will be sufficient to fund its operating needs and capital requirements for at least the next 12 months.

As of March 31, 2008, the Company had cash and cash equivalents of $17.3 million compared to $21.9 million at December 31, 2007. The decrease in cash and cash equivalents primarily reflects the use of excess cash to maintain debt levels, which otherwise would have increased as a result of losses incurred in the gift segment.  As of March 31, 2008 and December 31, 2007, working capital was $61.5 million and $63.1 million, respectively.

Cash and cash equivalents decreased by $4.6 million during the three months ending March 31, 2008 compared to a decrease of $0.4 million during the three months ending March 31, 2007.  Net cash used by operating activities was approximately $1.4 million during the three months ended March 31, 2008 compared to net cash used by operating activities of approximately $5.2 million during the three months ended March 31, 2007. The cash used in operating activities for the three months ended March 31, 2008 was primarily the result of a reduction of accounts payable and accrued expenses partially offset by a reduction in inventory and accounts receivable.  Net cash used in investing activities was approximately $4.2 million for the three months ended March 31, 2008 compared to net cash used of approximately $0.7 million for the three months ended March 31, 2007. The increased usage was primarily related to the $3.6 million payment of the Kids Line earnout consideration offset by decreased capital expenditures.  Net cash provided by financing activities was approximately $0.9 million for the three months ended March 31, 2008 compared to net cash provided by financing activities of $5.3 million for the three months ended March 31, 2007.  The decrease of $4.4 million was due primarily to lower average borrowings incurred under the company’s credit facilities.

Recent Acquisitions

I.                                         LaJobi

On April 1, 2008, a newly-formed and indirect, wholly-owned Delaware subsidiary of the Company, LaJobi, Inc. (“LJ”), entered into an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“LaJobi”), and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets used in the business of LaJobi and specified obligations. LaJobi designs, imports and sells infant and juvenile furniture and related products (including cribs, changing tables, dressers, hutches, armoires, bookcases and end tables, mattresses and changing pads) to specialty stores and boutiques, baby superstores and mass merchandisers. The transactions contemplated by the Asset Agreement were consummated as of April 2, 2008.  All capitalized terms used in this Section I but undefined herein shall have the meanings ascribed to them in the Asset Agreement, which is filed as Exhibit 2.3 to the 2007 10-K.

The aggregate purchase price payable for LaJobi was equal to: $47.0 million, reduced by the amount of assumed indebtedness (including capitalized lease obligations), as further increased or decreased by the amount that Final Working Capital is greater or less than $7.3 million. At Closing, LJ paid $44.5 million in cash to LaJobi, plus $3.2 million (the estimated amount of the working capital adjustment).  The remaining $2.5 million of the purchase price was deposited in escrow at Closing in respect of potential indemnification claims.  As additional consideration, if the following conditions have been satisfied, LJ will pay the amounts described below:

(a)     Subject to paragraph (b) below, provided that the EBITDA of LaJobi’s business (the “Business”) (determined as provided in the Asset Agreement) has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the period from January 1, 2008 through December 31, 2010 (the “Measurement Date”), as compared to the specified EBITDA of the Business for calendar year 2007, LJ will pay to LaJobi a percentage of the Agreed Enterprise Value of LJ as of the Measurement Date or Early Measurement Date (as defined in paragraph (b) below), as the case may be. The amount of such payment will range from zero to a maximum amount of $15.0 million (the “LaJobi Earnout Consideration”). The “Agreed Enterprise Value” will be the product of (i) the Business’s EBITDA during the twelve (12) months ending on the

Measurement Date or Early Measurement Date (or, in the event an Early Measurement Date selected by LaJobi as permitted by the Asset Agreement is a date prior to January 1, 2009, the annualized EBITDA of the Business for such period), as the case may be, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved, subject to the $15.0 million cap described above.

(b)     In the event LJ, prior to the Measurement Date, relocates the principal location of the Business beyond an agreed distance, the calculation of the LaJobi Earnout Consideration may be accelerated upon election of LaJobi. For purposes of determining the LaJobi Earnout Consideration, the CAGR shall be based on the period from January 1, 2008 through the last day of the month (the “Early Measurement Date”) immediately preceding the date of the relocation. In such event, any LaJobi Earnout Consideration payable will be discounted, at the Agreed Rate, from the scheduled payment date to, and including, such early payment date.

The Asset Agreement contains various representations, warranties and covenants. Under the Asset Agreement, LJ is entitled to indemnification from LaJobi and the Stockholders for various matters, including, but not limited to, breaches of representations, warranties or covenants, and specified excluded obligations, subject, in the case of specified matters, to certain minimum thresholds and a maximum aggregate indemnification limit of $10.0 million. The right to indemnification (other than with respect to certain specified exceptions) terminates 18 months after the Closing Date.

In accordance with the Asset Agreement, LJ entered into (i) a transitional services agreement with a Thailand affiliate of LaJobi, and (ii) a three year employment agreement with Lawrence Bivona as President of LJ. Mr. Bivona was formerly the President of LaJobi.

In connection with the Asset Agreement, the Company paid a finder’s fee to a financial institution in the amount of $1.5 million at the closing of the transaction, and has agreed to pay to such financial institution 1% of the Agreed Enterprise Value of LJ, payable in the same manner and at the same time as the LaJobi Earnout Consideration is paid to LaJobi.

II.                                     CoCaLo

On April 1, 2008, a newly-formed, wholly-owned Delaware subsidiary of the Company, I&J Holdco, Inc. (the “CoCaLo Buyer”), entered into a Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). CoCaLo designs, outsources, markets and distributes infant bedding (including crib bumpers, blankets, crib sheets and dust ruffles) and related accessories (including wall hangings, musical mobiles, blankets, diaper stackers, valances, wall paper borders, lamps, shades, nightlights, switch plates, decorative pillows and rugs). The transactions contemplated by the Stock Agreement were consummated as of April 2, 2008.  All capitalized terms used in this Section II but undefined herein shall have the meanings ascribed to them in the Stock Agreement, which is filed as Exhibit 2.4 to the 2007 10-K.

The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million, minus (ii) the aggregate Debt of CoCaLo outstanding at Closing (including accrued interest), minus (iii) specified transaction expenses, and further increased or decreased by the amount that Closing Date Net Working Capital is greater or less than $5.8 million. An estimate of the aggregate base purchase price (including an estimate of the working capital adjustment) was calculated prior to Closing. Such estimate, less $1.6 million (the “Closing Amount”), was paid in cash at Closing, in addition to amounts necessary to discharge the Debt to be repaid at Closing (to the extent included in the calculation of the Closing Amount), for an aggregate of $11.6 million. If the actual aggregate base purchase price (determined after the Closing) less $1.6 million is greater than the Closing Amount (after giving effect to any difference between the estimated and actual working capital adjustment), the CoCaLo Buyer will pay the difference to the Sellers. If the Closing Amount is greater than the actual aggregate base purchase price (determined after the Closing) less $1.6 million (after giving effect to any difference between the estimated and actual working capital adjustment), the Sellers will pay the difference to the CoCaLo Buyer. The $1.6 million was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three year period from the Closing Date. The CoCaLo Buyer will also pay the Additional Earnout Payments, if payable as described below.

The Additional Earnout Payments provide for a potential payment ranging from zero to a maximum of $4.0 million, payable with respect to performance on three metrics—sales, gross profit and combined Kids Line and CoCaLo EBITDA—as follows:

(i)                                    $666,667 will be paid if CoCaLo’s aggregate net sales for the three years ending December 31, 2010 (the “Measurement Period”) exceeds a specified target, and up to an additional $666,667 will be paid, on a straight line sliding scale basis, to the extent that CoCaLo’s net sales for the Measurement Period are between the initial performance target and a specified maximum target.

(ii)                                 $666,667 will be paid if CoCaLo’s aggregate gross profit for the Measurement Period exceeds a specified target, and up to an additional $666,667 will be paid, on a straight-line sliding scale basis, to the extent that CoCaLo’s aggregate gross profit for the Measurement Period is between the initial performance target and a specified maximum target.

(iii)                              $666,666 will be paid if the aggregate EBITDA of Kids Line and CoCaLo for the Measurement Period exceeds a specified target, and up to an additional $666,666 will be paid, on a straight-line sliding scale basis, to the extent that the aggregate EBITDA of Kids Line and CoCaLo is between the initial performance target and a specified maximum target.

Kids Line has guaranteed all of the obligations of the CoCaLo Buyer under the Stock Agreement.

The Stock Agreement contains various representations, warranties and covenants. Under the Stock Agreement, the CoCaLo Buyer is entitled to indemnification from the Sellers for various matters, including, but not limited to, breaches of representations, warranties or covenants, and liabilities with respect to specified proceedings and obligations, subject, in the case of specified matters, to certain minimum thresholds and a maximum aggregate indemnification limit of $3.0 million. The right to indemnification (other than with respect to certain specified exceptions) terminates on the third anniversary of the Closing Date.

In accordance with the Stock Agreement, CoCaLo entered into a three year employment agreement with Renee Pepys Lowe as President and Chief Executive Officer. Ms. Pepys Lowe was formerly the President and Chief Executive Officer of CoCaLo.

Financings

Background

In December 2004, Russ Berrie and Company, Inc. (“RB”) purchased all of the outstanding equity interests and warrants in Kids Line (the “Purchase”) in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”). The aggregate purchase price under the Purchase Agreement included the payment of contingent consideration (the “KL Earnout Consideration”).  Kids Line LLC (“KL”) and Sassy Inc. (“Sassy”), who were responsible for such payment, paid an aggregate of $32.1 million in respect of the KL Earnout Consideration, as discussed below.  To secure the obligations of KL and Sassy to pay the KL Earnout Consideration, KL and Sassy had previously granted a subordinated lien on substantially all of their assets, on a joint and several basis, and RB granted a subordinated lien (to the senior indebtedness of KL and Sassy) on the equity interests of each of them to the payees thereof.  As a result of the payment in full of the KL Earnout Consideration, all such subordinated security interests and liens were released as of February 29, 2008.

The Purchase was originally financed with the proceeds of a term loan, which was subsequently replaced by a $105.0 million credit facility with LaSalle Bank as agent (the “2005 Credit Agreement”) and the 2005 Canadian Credit Agreement (defined below). In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”) with the execution of separate credit agreements for each of the Company’s infant and juvenile segment and domestic gift segment. For a detailed description of such credit agreements, which are summarized below, see Note 4 of Notes to Unaudited Consolidated Financial Statements herein. In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.3 million) were repaid using proceeds from the senior credit facility of the infant and juvenile segment executed in connection with the LaSalle Refinancing.

As part of the LaSalle Refinancing, RB formed a wholly-owned Delaware subsidiary, Russ Berrie U.S. Gift Inc. (“U.S. Gift”) to which it assigned (the “Assignment”) substantially all of its assets and liabilities which pertain primarily to its domestic gift business, such that separate loan facilities could be made directly available to each of the Company’s infant and juvenile business and domestic gift business. The Assignment transaction reinforced the operation of the Company as two separate segments, and the credit facilities that have been extended to each segment are separate and distinct. There are no cross-default provisions between the loan facilities extended to the infant and juvenile segment and gift segment, respectively.

Pursuant to the Assignment, RB, our parent company, is now organized as a holding company, with all of its operations being conducted through its subsidiaries.  RB, however, has continuing cash needs for corporate overhead expenses, taxes and other purposes (collectively, the “Requirements”). Our current credit agreements contain significant limitations on the ability of RB’s domestic subsidiaries, to distribute cash, including in the form of dividends, loans or other advances, to RB to pay for its Requirements (such limitations are described in more detail below). Management believes that the amounts permitted to be distributed to RB by its domestic subsidiaries will be sufficient to fund the Requirements, although there can be no assurance that such Requirements will not exceed current estimates. Although there are no restrictions in our current credit agreements on the ability of RB’s foreign subsidiaries to distribute cash to RB, available cash therefrom may be insufficient to cover the Requirements without additional distributions from RB’s domestic subsidiaries. Because RB is dependent upon cash distributions from its domestic subsidiaries, if such domestic subsidiaries are unable to distribute sufficient cash to RB to meet its Requirements without triggering a default under our current credit agreements, this could have a material adverse impact on the Company’s liquidity.

In connection with the purchases of LaJobi and CoCaLo (described above under the section captioned “Recent Acquisitions”), the credit agreement applicable to the Company’s infant and juvenile segment was amended and restated to, among other things, increase the facilities available thereunder and permit such acquisitions, all as described below.

At March 31, 2008, there was approximately $18.3 million outstanding under the Original Revolving Loan and approximately $8.5 million outstanding under the Giftline Revolver (each defined below) and $0.9 million outstanding under the letter of credit facility, all of which is classified as short-term debt. At December 31, 2007, there was approximately $15.5 million borrowed under the Original Revolving Loan and approximately $7.8 million borrowed under the Giftline Revolving Loan, all of which is classified as short-term debt.

The LaSalle Refinancing—Effective March 14, 2006, amended on December 22, 2006 and amended and restated as of April 2, 2008

A. The Infantline Credit Agreement

On March 14, 2006 (the “Closing Date”), KL and Sassy entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, RB as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Infantline Credit Agreement”). The original commitments under the Infantline Credit Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).

As of December 22, 2006 the Infantline Credit Agreement was amended (the “First Amendment”) to permit the repayment and subsequent reborrowing of up to $20 million under the Original Term Loan, which was intended to enable KL and Sassy to continue to utilize cash flows expected to be generated from operations to repay debt until the KL Earnout Consideration became due.  Pursuant to the First Amendment, KL and Sassy borrowed $20 million under the Original Revolving Loan, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20 million of the Original Term Loan. The lenders then provided an additional term loan reborrowing commitment (the “TR Commitment”) of an aggregate maximum principal amount of $20 million, which amounts could only be reborrowed during specified periods and only to fund the payment of the KL Earnout Consideration.  Pursuant to the First Amendment, KL and Sassy paid a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.  In December 2007, KL and Sassy paid $28.5 million of the KL Earnout Consideration, which amount was financed by drawing the TR Commitment of $20 million and drawing an additional $8.5 million on the Original Revolving Loan. The remaining portion of the KL Earnout Consideration ($3.6 million) was paid by KL and Sassy in January of 2008, also through a draw on the Original Revolving Loan.

As of April 2, 2008, RB, KL, Sassy, the CoCaLo Buyer, LJ and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Amendment”) with the financial institutions party to the Infantline Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger.  KL, Sassy, the CoCaLo Buyer, LJ and CoCaLo are referred to herein collectively as the “Infantline Borrowers”, and the CoCaLo Buyer, LJ and CoCaLo are referred to herein as the “New Borrowers”.  The Amendment amends and restates the Infantline Credit Agreement, and adds the New Borrowers as parties thereto.  The Pledge Agreement dated as of March 14, 2006 between RB and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008, to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by RB.  In connection with the Amendment, 100% of the equity of each Infantline Borrower, including each New Borrower, has been pledged as collateral to the Agent.  In addition, the Guaranty and Collateral Agreement (as defined in the Amendment) was also amended and restated as of April 2, 2008, to add the New Borrowers (CoCaLo via a Joinder Agreement) as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Infantline Borrowers, including the New Borrowers, under the Amendment and the other related loan documents.  Unless otherwise specified herein, capitalized terms used but undefined in this Section A shall have the meanings ascribed to them in the Amendment.

The commitments under the Amendment consist of (a) a $75.0 million revolving credit facility (the “New Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $100.0 million term loan facility (the “New Term Loan”). The Infantline Borrowers drew down $31.0 million under the New Revolving Loan and the entire $100 million available under the New Term Loan on the Closing Date, in order to finance the acquisitions of LaJobi and CoCaLo, and pay related transaction expenses of such acquisitions and the Amendment, and to reallocate the existing indebtedness among the bank syndicate.  The scheduled maturity date has been extended from March 14, 2011 to April 1, 2013 (subject to customary early termination provisions).  The principal of the Original Term Loan was to be repaid on a monthly basis as follows: $9.0 million for each of years 1-2; $12.0 million for year 3; and $15.0 million for each of years 4-5.  Pursuant to the Amendment, the principal of the New Term Loan will be repaid, on a quarterly basis, at an annual rate of $14.4 million per year, commencing June 30, 2008.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin prior to the execution of the Amendment ranged from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.  Pursuant to the Amendment, the margins now range from 2.0% - 3.0% for LIBOR Loans and from 0.50% - 1.50% for Base Rate Loans (until delivery of specified financial statements and compliance certificates with respect to the quarter ending June 30, 2008, the applicable margins will be 2.75% for LIBOR Loans and 1.25% for Base Rate Loans).

The applicable interest rate margins as of March 31, 2008 were: 2.00% for LIBOR Loans and 0.50% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2008 were as follows:

	At March 31, 2008
	LIBOR Loans	Base Rate Loans
Infantline Revolver	4.64%	5.75%
Infantline Term Loan	4.64%	5.75%

In connection with the Amendment, the Infantline Borrowers paid the Agent and Lenders a closing fee of approximately $1.5 million.  In addition, pursuant to the Amendment, the following fees are now applicable:  an agency fee of $35,000 per annum, an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.40% to 0.60% of the unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 2.75% - 3.25% and other customary letter of credit administration fees.

The Infantline Borrowers are required to make prepayments of the New Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and pursuant to the Amendment, extraordinary receipts. Commencing in early 2008 with respect to fiscal year 2007, annual mandatory prepayments of the Original Term Loan would have been required in an amount equal to 50% of Excess Cash Flow for each fiscal year unless the Total Debt to EBITDA Ratio for such fiscal year was equal to or less than 2.00:1.00. For fiscal year ended 2007, no Excess Cash Flow payment was required, and pursuant to the Amendment, this requirement has been eliminated in its entirety.

The Amendment contains customary affirmative and negative covenants.  Prior to the Amendment, the Infantline Credit Agreement also contained the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Fixed Charge Coverage Ratio, (iii) a maximum Total Debt to EBITDA Ratio and (iv) an annual capital expenditure limitation.  As of March 31, 2008, the Company was in compliance with all applicable financial covenants contained in the Infantline Credit Agreement.  Pursuant to the Amendment, the minimum EBITDA test has been deleted in its entirety.  Upon the occurrence of an event of default under the Amendment, including a failure to remain in compliance with all applicable Infantline financial covenants, the lenders could elect to declare all amounts outstanding under the Amendment to be immediately due and payable.

The Amendment contains significant limitations on the ability of the Infantline Borrowers to distribute cash to RB, which became a corporate holding company by virtue of the Assignment, for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB’s corporate overhead expenses.  Prior to the effectiveness of the Amendment, KL and Sassy were not permitted (except in specified situations) to distribute cash to RB to pay RB’s overhead expenses unless: (i) before and after giving effect to such distribution, no event of default would exist and (ii) before and after giving effect to such distribution, Excess Revolving Loan Availability will equal or exceed $4.0 million; provided that the aggregate amount of such distributions could not exceed $2.0 million per year.  Pursuant to the Amendment, the $4.0 million availability threshold was increased to $5.0 million, and the aggregate maximum amount of such distributions was increased to $3.5 million, and apply in each case to all Infantline Borrowers.  Other restrictions on dividends and distributions to RB remain unchanged by the Amendment.

The Amendment also effected the following additional changes, among others, to the Infantline Credit Agreement:

(i)            The definition of Borrowing Base was amended from 85% of eligible receivables plus 55% of eligible inventory to 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory;

(ii)           Payment of the amounts outstanding under the promissory note under the Stock Agreement is prohibited if before and after giving effect to any such repayment, a default or event of default would exist;

(iii)          Payment of the LaJobi Earnout Consideration or the Additional Earnout Payments is prohibited if before and after giving effect to any such repayment, (b) a default or event of default would exist, (b) Excess Revolving Loan Availability will not equal or exceed $9.0 million, or (c) before and after giving effect to any such repayment, the Infantline Financial Covenants will not be satisfied (the “Earnout Conditions”);

(iv)          Specified defaults with respect to the LaJobi Earnout Consideration and/or the Additional Earnout Payments have been added as events of default (including failure to deliver to the Agent specified certifications and calculations within a specified time period, the reasonable determination by the Agent that any Earnout Conditions will not be satisfied as of the applicable payment date, if any material information provided to the Agent with respect to the Earnout Conditions shall be incorrect in any material respect and remain unremedied prior to the relevant payment date, or any LaJobi Earnout Consideration or Additional Earnout Payments are paid at any time that the Earnout Conditions are not satisfied); and

(v)           The Infantline Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the New Term Loan.

B. The Giftline Credit Agreement

On March 14, 2006, as amended on April 11, 2006, August 8, 2006, December 28, 2006 and August 7, 2007, U.S. Gift and other specified wholly-owned domestic subsidiaries of the Company (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement”). Unless otherwise specified herein, capitalized terms used but undefined in this, Section B shall have the meanings ascribed to them in the Giftline Credit Agreement.

Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit

Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of March 31, 2008, the outstanding balance on the Giftline Revolver was $8.5 million, there was no outstanding balance on the Canadian Revolving Loan (see Section C below), and there was $1.2 million utilized under the Canadian sub-facility for letters of credit. At March 31, 2008, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $3.9 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of March 31, 2008 were 2.25% for LIBOR Loans and 0.25% for Base Rate Loans. As of March 31, 2008, the interest rate was 5.50% for the one outstanding Base Rate loan ($3.5 million) and 4.85% for one outstanding LIBOR loan ($5.0 million).

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

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Amendment. The Giftline Credit Agreement originally contained the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending September 30, 2006. The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date. The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any month, may not be less than 1.1:1.0. This covenant is only applicable, however, if during the three month period then ending on such date of determination (the “Test Period”) Revolving Loan Availability (defined above) was less than $3.5 million for any three (3) consecutive business day period (the “Test Condition”). If compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition. The Excess Revolving Loan Availability was not less than $3.5 million during the quarter ended March 31, 2008 and the Fixed Charge Coverage Ratio was not applicable during the quarter.  As of March 31, 2008, the Company was in compliance with the remaining financial covenants contained in the Giftline Credit Agreement.

In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of in-transit inventory which may be deemed “Eligible Inventory” under specified circumstances from $3.0 million to $8.0 million.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB for corporate overhead expenses equal to $4.5 million per year for each of fiscal years 2006 and 2007, and $5.0 million for each fiscal year thereafter. The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result therefrom and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver. The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.

C. Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (as amended on August 4, 2005, December 7, 2005 and March 14, 2006, the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Amendment will not constitute a default under the Canadian Credit Agreement. There were no borrowings under the Canadian Revolving Loan as of March 31, 2008 and December 31, 2007.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin. As of March 31, 2008 and December 31, 2007, there were no Base Rate or Libor Loans outstanding.

Russ Berrie (UK) Limited Business Overdraft Facility

On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with the National Westminster Bank PLC (the “Bank”) and the Royal Bank of Scotland plc (RBS), acting as agent for Bank. The Facility, as amended consists of a maximum credit line of £1.5 million. Interest will be charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amount outstanding in excess of the maximum limit. The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited.  The Facility was established to assist in meeting the working capital requirements of Russ Berrie UK Limited. As of March 31, 2008 there were no borrowings outstanding under the Facility.

Other Events and Circumstances Pertaining to Liquidity

As previously disclosed, the Company believes it has substantially completed its gift segment restructuring.  In the event that additional initiatives related to the Profit Improvement Program (“PIP”) are implemented, however, certain significant restructuring charges may be recognized.  As the determination to implement any or all such initiatives has not yet been made, estimates of the range of any additional charges or other related expenditures cannot be determined at this time.  See our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed description of the PIP and the restructuring activities undertaken in 2005 and 2006.

Sassy has operated under a distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the “MAM Agreement”) prior to and after the acquisition of Sassy by the Company in 2002. Based on several factors, including the views of the Company’s new chief executive officer (in consultation with senior management), the inability to obtain concessions from MAM during discussions in December 2007, the decreasing profitability of the products sold under the MAM Agreement and specified restrictions contained therein limiting the Company’s ability to enter into competitive product categories, the Company exercised its right to terminate the MAM Agreement and recognized an impairment charge for $6.4 million , effective as of March 26, 2008. The Company expects to continue to distribute MAM products throughout 2008 pursuant to contractual transition procedures, but anticipates that it will experience a sales decline of approximately $20-25 million (although, as noted above, the agreement generates only limited profitability), until such time as the Company can generate replacement or alternate product sales. Pursuant to the MAM Agreement, the Company will be restricted from selling products competitive with the MAM products for a period of one year following the termination of the MAM Agreement.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.  As of March 31, 2008, the Company had outstanding forward contracts with a notional amount totaling approximately $8.6 million.  See Note 7 to Notes to Unaudited Consolidated Financial Statements.

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

Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes.  See “Recent Acquisitions” above for a description of our recent acquisitions of LaJobi and CoCaLo.  The Company may consider the use of debt or equity financing to fund potential acquisitions.  Our current credit agreements impose restrictions on the Company that could limit its ability to respond to market conditions or to take advantage of acquisitions or other business opportunities.  See “Financings” above.

The Company has entered into certain transactions with certain parties who are considered related parties, and these transactions are disclosed in Note 14 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence” of the 2007 10-K.

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of March 31, 2008 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Operating Lease Obligations	$42,830	$5,492	$6,650	$5,969	$5,258	$5,268	$14,193
Capitalized Leases	$773	$244	$325	$204	$—	$—	$—
Purchase Obligations(1)	$38,805	$38,805	$—	$—	$—	$—	$—
Debt Repayment Obligations(2)(2A)	$41,000	$9,000	$14,500	$15,000	$2,500	$—	$—
Interest on Debt Repayment Obligations(3)(3A)	$5,100	$2,100	$2,000	$900	$100	$—	$—
Royalty Obligations	$3,710	$1,892	$1,763	$55	$—	$—	$—
Total Contractual Obligations	$132,218	$57,533	$25,238	$22,128	$7,858	$5,268	$14,193

(1)           The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)           Reflects repayment obligations under the Infantline Credit Agreement prior to the Amendment. See Note 4 of Notes to Unaudited Consolidated Financial Statements for a description of the Infantline Credit Agreement prior to the Amendment, including provisions that create, increase and/or accelerate obligations thereunder.  See Note 13 of Notes to Unaudited Consolidated Financial Statements and “Financings” above for a description of the amendment and restatement of the Infantline Credit Agreement, effective as of April 2, 2008.  Excludes revolving loan facilities which (as of March 31, 2008), expired on March 14, 2011. As of March 31, 2008 there was approximately $18.3 million borrowed under the Original Revolving Loan and approximately $8.5 million borrowed under the Giftline Revolver. The estimated interest payment for these Revolving Loans using a 6% interest rate for 2008 is $1.2 million.

(2A)        The $100 million New Term Loan repayment obligations under the Amendment (effective April 2, 2008) are: $10.8 million in 2008; $14.4 million in 2009; $14.4 million in 2010; $14.4 million in 2011; $14.4 million in 2012; and $31.6 million in 2013.

(3)           This amount reflects estimated interest payments on the long-term debt repayment obligation as of March 31, 2008 calculated using an interest rate range of 7.5%-8.5% and then- current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. See “Financings” above regarding a recent increase in long-term debt, and other material changes to the Infantline Credit Agreement as of April 2, 2008.

(3A)        Estimated interest payments of $28.3 million on the New Term Loan under the Amendment are: $5.8 million in 2008; $6.8 million in 2009; $5.7 million in 2010; $5.0 million in 2011; $4.3 million in 2012; and $ 0.7 million in 2013.

Of the total income tax payable of $12.1 million, the Company has classified $2.7 million as current, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability. These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements

As of March 31, 2008, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2007 10-K.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management.  There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in  the Company’s 2007 10-K.

Also see Note 2 of Notes to Consolidated Financial Statements of the 2007 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.  See Note 2 to Notes to Unaudited Consolidated Financial Statements herein for a discussion of SFAS No. 123R, and the assumptions used in option valuations.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year, with the exception of certain provisions deferred until the beginning of our 2009 fiscal year.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The impact of the adoption of SFAS No. 157 for financial assets and liabilities on a recurring basis was not material to our consolidated interim financial statements.  The expanded disclosures about fair value measurements for financial assets and liabilities are presented in Note 8 to Notes to Unaudited Consolidated Financial Statements herein.  On January 1, 2008, we adopted SFAS 157 for financial assets and liabilities.  As of March 31, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  We have not yet determined the impact that the adoption of SFAS No. 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however we do not anticipate it to materially impact our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard on January 1, 2008 and there was no effect on its consolidated financial position, results of operations or cashflows resulting therefrom.

In December 2007, SFAS No. 141R (revised 2007), “Business Combinations,” was issued.  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued.  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was issued.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.   Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors”, of the 2007 10-K.  The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the 2007 10-K.  The interest applicable to the Company’s credit facilities as March 31, 2008 was based upon (i) the LIBOR Rate and (ii) the Base Rate (each as defined in the 2006 Credit Agreements), plus an applicable margin.  At March 31, 2008, a sensitivity analysis to measure potential changes in applicable interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $0.7 million annually, based upon the level of debt at March 31, 2008. A sensitivity analysis to measure potential changes in applicable interest rates subsequent to the execution of the Amendment (effective April 2, 2008) indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $1.4 million annually, See Note 4 and 13 of Notes to Unaudited Consolidated Financial Statements for a description of the interest rates applicable to the loans under the Company’s credit facilities prior and subsequent to the Amendment.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (together, the “Certifying Officers”), to allow for timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives.

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2008.  Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2007 10-K.

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

4.21

Amended and Restated Credit Agreement, dated as of April 2, 2008, among Russ Berrie and Company, Inc., Kids Line, LLC, Sassy, Inc., I & J Holdco, Inc., LaJobi, Inc., CoCaLo, Inc. (via a Joinder Agreement), the financial institutions party thereto or their assignees (the “Lenders”), LaSalle Bank National Association, as Administrative Agent for the Lenders and as Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Bank of America Securities LLC as Lead Arranger, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2008. Schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.

4.22

Amended and Restated Guaranty and Collateral Agreement, dated as of April 2, 2008, entered into among Kids Line, LLC, Sassy, Inc., I&J Holdco, Inc., LaJobi Inc. and CoCaLo, Inc. (via a Joinder Agreement) in favor of LaSalle Bank National Association, as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2008. Schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.

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

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ Anthony Cappiello
Date:	May 12, 2008		Anthony Cappiello
Executive Vice President and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.