Form 10-Q
period 2008-06-30
RUSS BERRIE & CO INC
filed 2008-08-18
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒              No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 5, 2008 was as follows:

CLASS	OUTSTANDING At August 5, 2008
Common Stock, $0.10 stated value	21,299,643

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$16,919	$21,925
Accounts receivable, trade, less allowances of $2,212 in 2008 and $2,289 in 2007	64,354	64,544
Inventories, net	71,359	59,069
Prepaid expenses and other current assets	3,339	3,137
Income tax receivable	1,009	663
Deferred income taxes	1,606	1,619
Total current assets	158,586	150,957
Property, plant and equipment, net	4,819	13,093
Goodwill	129,901	120,777
Intangible assets	96,001	51,172
Restricted cash	1,008	916
Deferred income taxes	868	897
Other assets	5,578	4,163
Total assets	$396,761	$341,975
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$14,933	$11,500
Short-term debt	31,894	23,344
Accounts payable	19,271	19,822
Accrued expenses	27,395	31,289
Income taxes payable	2,255	1,869
Total current liabilities	95,748	87,824
Income taxes payable long-term	9,406	9,406
Deferred income taxes	6,237	3,736
Long-term debt, excluding current portion	82,925	32,000
Other long-term liabilities	6,489	4,370
Total liabilities	200,805	137,336

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at June 30, 2008 and December 31, 2007	2,674	2,674
Additional paid in capital	91,748	90,844
Retained earnings	190,089	200,228
Accumulated other comprehensive income	17,528	16,976
Treasury stock, at cost, 5,428,137 shares at June 30, 2008 and December 31, 2007	(106,083)	(106,083)
Total shareholders’ equity	195,956	204,639
Total liabilities and shareholders’ equity	$396,761	$341,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$87,693	$70,714	$163,617	$145,787

Cost of sales	59,190	42,346	104,556	86,092

Gross profit	28,503	28,368	59,061	59,695

Selling, general and administrative expenses	36,297	25,680	63,281	52,138

Operating income	(7,794)	2,688	(4,220)	7,557

Other (expense) income:
Interest expense, including amortization of deferred financing costs	(2,713)	(1,277)	(3,906)	(2,512)
Interest and investment income	115	153	279	344
Other, net	220	(45)	650	(123)
	(2,378)	(1,169)	(2,977)	(2,291)

(Loss) income before income tax provision	(10,172)	1,519	(7,197)	5,266

Income tax provision	1,967	1,154	2,942	2,355

Net (loss) income	$(12,139)	$365	$(10,139)	$2,911

Net (loss) income per share:
Basic	$(0.57)	$0.02	$(0.48)	$0.14
Diluted	$(0.57)	$0.02	$(0.48)	$0.14

Weighted average shares:
Basic	21,300,000	21,080,000	21,300,000	21,078,000
Diluted	21,300,000	21,228,000	21,300,000	21,191,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(10,139)	$2,911
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,659	2,343
Provision for impairment of fixed assets	7,041	—
Amortization of deferred financing costs	383	316
Accounts receivable allowance	496	1,093
Provision for inventory reserve	1,996	1,689
Deferred income taxes	2,512	1,937
Share-based compensation expense	904	86
Other	(355)	321
Change in assets and liabilities, excluding the effect of acquisitions:
Restricted cash	(4)	12
Accounts receivable	13,538	(3,268)
Income tax receivable	(609)	1,848
Inventories	(4,316)	(11,513)
Prepaid expenses and other current assets	208	7,255
Other assets	(246)	(788)
Accounts payable	(4,504)	1,502
Accrued expenses	(2,214)	(2,781)
Accrued income taxes	72	(394)
Net cash provided by operating activities	8,422	2,569

Cash flows from investing activities:
Capital expenditures	(1,350)	(1.149)
Payment for purchase of LaJobi Industries, Inc., net of cash acquired	(51,749)	—
Payment for purchase of CoCaLo, Inc., net of cash acquired	(16,624)	—
Payment of Kids Line, LLC earnout consideration	(3,622)	—
Net cash used in investing activities	(73,345)	(1,149)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	501
Issuance of long-term debt	100,000	55
Repayment of long-term debt	(50,000)	(5,500)
Payment of financing fees	(1,655)	—
Net borrowing on revolving credit facility	11,450	5,853
Payment of capital lease obligations	(97)	—
Net cash provided by financing activities	59,698	909

Effect of exchange rate changes on cash and cash equivalents	219	423
Net (decrease) increase in cash and cash equivalents	(5,006)	2,752
Cash and cash equivalents at beginning of period	21,925	11,526
Cash and cash equivalents at end of period	$16,919	$14,278
Cash paid during the period for:
Interest expense	$2,777	$2,046
Income taxes	$593	$538

Noncash items:

Note Payable-CoCaLo purchase	$1, 439	—

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

The Company’s infant and juvenile segment is currently composed of: Kids Line, LLC; Sassy, Inc.; LaJobi Inc.; and CoCaLo, Inc, all wholly-owned subsidiaries, whose products focus principally on children of the age group newborn to two years and are generally sold to national accounts and independent retailers.  Kids Line products consist primarily of infant bedding and related nursery accessories, such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art. Sassy has concept groupings such as bath toys and accessories, developmental toys, feeding utensils and bowls, bottles, bibs, soft toys, mobiles and feeders, and recently entered the baby gear category.  LaJobi designs, imports and sells infant and juvenile furniture and related products (including cribs, changing tables, dressers, hutches, armoires, bookcases and end tables, mattresses and changing pads).  CoCaLo designs, outsources, markets and distributes infant bedding (including crib bumpers, blankets, crib sheets and dust ruffles) and related accessories (including wall hangings, musical mobiles, blankets, diaper stackers, valances, wall paper borders, lamps, shades, nightlights, switch plates, decorative pillows and rugs).

The Company’s gift segment designs, manufactures through third parties and markets a wide variety of gift products to mass market, toy, specialty, food, drug and independent retailers throughout the United States and throughout the world via the Company’s domestic and international wholly-owned subsidiaries and independent distributors.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 10-K”).

NOTE 2 – Acquisitions

I. LaJobi

On April 1, 2008, LaJobi, Inc. (“LaJobi”), a newly-formed and indirect, wholly-owned Delaware subsidiary of the Company entered into an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“Seller”), and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets used in the business of Seller and specified obligations. The transactions contemplated by the Asset Agreement were consummated as of April 2, 2008.

The acquisition of LaJobi will enable us to significantly expand our infant and juvenile segment and offer a more complete range of products for the baby nursey.

The aggregate purchase price payable for the business of Seller was equal to: $47.0 million, reduced by the amount of assumed indebtedness (including capitalized lease obligations) as adjusted pursuant to a working capital adjustment, plus the earnout consideration described below. At Closing, LaJobi paid $44.5 million in cash to Seller, plus $3.2 million (the estimated amount of the working capital adjustment). As the final working capital adjustment was $3.0 million, the Seller subsequently refunded $0.2 million.  In addition liabilities assumed were further reduced by $0.3 million.  The remaining $2.5 million of the purchase price was deposited in escrow at Closing in respect of potential indemnification claims.  As additional consideration, if the following conditions have been satisfied, LaJobi will pay the earnout consideration described below:

(a)   Subject to paragraph (b) below, provided that the EBITDA of Seller’s business (the “Business”) (determined as provided in the Asset Agreement) has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the period from January 1, 2008 through December 31, 2010 (the “Measurement Date”), as compared to the specified EBITDA of the Business for calendar year 2007, LaJobi will pay to

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Seller a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date or Early Measurement Date (as defined in paragraph (b) below), as the case may be. The amount of such payment will range from zero to a maximum amount of $15.0 million (the “LaJobi Earnout Consideration”). The “Agreed Enterprise Value” will be the product of (i) the Business’s EBITDA during the twelve (12) months ending on the Measurement Date or Early Measurement Date (or, in the event an Early Measurement Date selected by Seller, as permitted by the Asset Agreement, is a date prior to January 1, 2009, the annualized EBITDA of the Business for such period), as the case may be, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved, subject to the $15.0 million cap described above.

(b)   In the event LaJobi, prior to the Measurement Date, relocates the principal location of the Business beyond an agreed distance, the calculation and payment of the LaJobi Earnout Consideration may be accelerated upon election of Seller. For purposes of determining the LaJobi Earnout Consideration, the CAGR shall be based on the period from January 1, 2008 through the last day of the month (the “Early Measurement Date”) immediately preceding the date of the relocation. In such event, any LaJobi Earnout Consideration payable will be discounted, at the Agreed Rate, from the scheduled payment date to, and including, the specified early payment date.

(c)    Any LaJobi Earnout Consideration will be recorded as additional goodwill when and if paid.

Under the Asset Agreement, LaJobi is entitled to indemnification from Seller and the Stockholders for various matters, including, but not limited to, breaches of representations, warranties or covenants, and specified excluded obligations, subject, in the case of specified matters, to certain minimum thresholds and a maximum aggregate indemnification limit of $10.0 million. The right to indemnification (other than with respect to certain specified exceptions) terminates 18 months after the Closing Date.

In accordance with the Asset Agreement, LaJobi entered into (i) a transitional services agreement with a Thailand affiliate of Seller, and (ii) a three year employment agreement with Lawrence Bivona as President of LaJobi. Mr. Bivona was formerly the President of Seller.

In connection with the Asset Agreement, the Company paid a finder’s fee to a financial institution in the amount of $1.5 million at the closing of the transaction, and has agreed to pay to such financial institution 1% of the Agreed Enterprise Value of LaJobi, payable in the same manner and at the same time as the LaJobi Earnout Consideration is paid to Seller.  Including the finder’s fee paid at closing, the Company incurred aggregate transaction expenses of approximately $2.0 million in connection with the LaJobi acquisition.

The purchase price has been allocated to the net assets acquired based on information currently available with regard to the value of such assets.  The estimated fair values contained herein are preliminary in nature, and may not be indicative of the final purchase price allocation, which will be based on an assessment of fair value performed by an independent appraiser.  Accordingly, the final determination of value could result in a significant increase or decrease in amortization expense in future periods from the amounts currently estimated.

The following table summarizes the preliminary allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed at the date of the acquisition of the Business. This initial purchase price allocation may be adjusted within one year of the purchase date for changes in the estimated fair value of assets acquired and liabilities assumed. The fair values of certain intangibles are based upon a third-party valuation of such assets:

At April 2, 2008
(in thousands)
Current assets	$14,556
Property, plant and equipment	243
Other assets	61
Goodwill	9,129
Customer relationships	12,700
Trademarks	18,700
Royalty agreements	2,673
Backlog	600
Total assets acquired	58,662
Liabilities assumed
Accounts payable	2,390
Accrued expenses	2,156
Other long term liabilities	2,367
Net assets acquired	$51,749

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill of $9,129,000 was assigned to the Company’s infant and juvenile segment for the Business. The aggregate amount of goodwill and intangible assets expected to be deductible for tax purposes is estimated to be $42,802,000.

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

The acquisition of CoCaLo will enable us to significantly expand our infant and juvenile segment and offer a more complete range of products for the baby nursey.

The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million, minus (ii) the aggregate Debt of CoCaLo outstanding at Closing (including accrued interest) of $4.0 million, minus (iii) specified transaction expenses ($0.3 million), plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three year period from the Closing Date. The CoCaLo Buyer will also pay the Additional Earnout Payments, if payable as described below.

The Additional Earnout Payments provide for a potential payment ranging from zero to a maximum of $4.0 million, payable with respect to performance on three metrics – sales, gross profit and combined Kids Line and CoCaLo EBITDA – as follows:

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

Any Additional Earnout Payments will be recorded as additional goodwill when and if paid.

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

The purchase price has been allocated to the net assets acquired based on information currently available with regard to the value of such assets.  The estimated fair values contained herein are preliminary in nature, and may not be indicative of the final purchase price allocation, which will be based on an assessment of fair value performed by an independent appraiser.  Accordingly, the final determination of value could result in a significant increase or decrease in amortization expense in future periods from the amounts currently estimated.

The following table summarizes the preliminary allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed at the date of the CoCaLo acquisition. This initial purchase price allocation may be adjusted within one year of the purchase date for changes in the estimated fair value of assets

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

acquired and liabilities assumed. The fair values of certain intangibles are based upon a third-party valuation of such assets:

At April 2, 2008
(000’s)
Current assets	$9,272
Property, plant and equipment	164
Customer relationships	2,700
Trademarks	8,000
Backlog	100
Total assets acquired	20,236
Liabilities assumed	1,992
Net assets acquired	$18,244

The excess value received of $457,000 above the purchase price was recorded in other long term liabilities.

The intangibles were assigned to the Company’s infant and juvenile segment for the purchase of CoCaLo. The aggregate amount of intangible assets expected to be deductible for tax purposes is estimated to be $10,800,000.

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2007 and six months ended June 30, 2008 assumes the acquisition of CoCaLo and LaJobi occurred as of January 1 of each period (in thousands).

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007	2008
Net sales	$87,016	$178,187	$186,119
Net (loss) income	$(118)	$2,909	$(9,489)
Net (loss) income per share:
Basic	$(0.01)	$0.14	$(0.45)
Diluted	$(0.01)	$0.14	$(0.45)

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

NOTE 3 - SHAREHOLDERS’ EQUITY

The costs resulting from share-based payment transactions are recognized in the financial statements at their grant date fair value. The grant date fair value of options granted under stock option plans (or otherwise) is estimated on the date of grant using a Black-Scholes options pricing model using the assumptions below. Expected volatilities are calculated based on the historical volatility of the Company’s stock, management’s estimate of implied volatility of the Company’s stock and other factors.  The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option.

Stock Plans

As of June 30, 2008, the Company maintained the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”) and the Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”).  As of June 30, 2008 there were an aggregate of 834,214 shares of common stock reserved for issuance under the 2004 Option Plan and the 2004 ESPP.  The Company also continues to have options outstanding (although no further grants can be made) under certain equity plans that it previously maintained, (collectively, the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

“Predecessor Plans”).  No awards may be made after July 10, 2008 under the 2004 Option Plan.  In addition, the Company may issue stock options outside of the plans discussed above. As of June 30, 2008 there were 370,000 stock options outstanding that were granted outside these plans.  The exercise price for options issued under the 2004 Option Plan, the Predecessor Plans or otherwise is generally equal to the closing price of the Company’s common stock as of the date the option is granted. Generally, stock options under the 2004 Option Plan (or otherwise) and the Predecessor Plans vest over a period ranging from one to five years from the grant date unless otherwise stated by the specific grant. Options generally expire 10 years from the date of grant.  See Notes 2 and 17 of the Notes to Consolidated Financial Statements of the 2007 10-K for further details with respect to equity plans. See Note 16 of this Quarterly Report on Form 10-Q for a description of the adoption of the Equity Incentive Plan, the termination of the 2004 Option Plan and the adoption of the 2009 Employee Stock Purchase Plan.

Stock Options

The following table summarizes activity regarding outstanding options as of June 30, 2008, and changes during the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price per Option	Option Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at December 31, 2007	1,775,417	$18.20	$11.19 - $34.80	7.2	$1,400
Granted	151,000	$14.43	$13.65-$14.83	4.6
Exercised	—	—	—
Forfeited/cancelled	(24,653)	$20.87	$16.77-$34.05
Options outstanding at June 30, 2008	1,901,764	$17.87	$11.19-$34.05	6.5	$—
Vested and exercisable at June 30, 2008	1,167,164	$19.09	$11.19-$34.05	5.8	$—

During the three months ended March 31, 2008, 100,000 options were granted to our Chief Executive Officer pursuant to the terms of his employment agreement with the Company, and during the three months ended June 30, 2008, 51,000 additional stock options were granted to employees.  Grants of restricted stock of 7,900 shares were granted during the three months ended June 30, 2008.  No options or shares of restricted stock were granted during the six months ended June 30, 2007.  Subsequent to June 30, 2008, 105,000 stock options were granted to directors under the Company’s new Equity Incentive Plan (see Note 16), each at an exercise price of $7.28.

Share-based compensation expense related to the Company’s stock options recorded in selling, general and administrative expense for the three and six months ended June 30, 2008 was approximately $232,000 and $453,000, respectively. Share-based compensation expense related to the Company’s stock options recorded in selling, general and administrative expense for the three and six months ended June 30, 2007 was approximately $(26,000) and $11,000, respectively. The credit of $26,000  for the three months ended June 30, 2007 related to a change in estimated forfeitures for options granted in November 2006 that were forfeited during the first six months of 2007. Share-based compensation expense related to the Company’s outstanding restricted stock recorded in selling, general and administrative expense for the three and six months ended June 30, 2008 was approximately $184,000 and $363,000, respectively. There was no share-based compensation expense related to restricted stock for the three and six months ended June 30, 2007 (as no restricted stock was outstanding).  No compensation cost related to equity grants was capitalized (in inventory or any other assets) as of June 30, 2008 and 2007. For the three and six months ended June 30, 2008 and 2007, there were no excess tax benefits recognized as a result of share-based compensation exercises.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The assumptions used to estimate the fair value of the stock options granted during the six months ended June 30, 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six Months Ended
June 30, 2008
Dividend Yield	—
Risk-free Interest Rate	3.03%
Volatility	38.70%
Expected Life (years)	5

Non-vested Stock Options and Restricted Stock

As of June 30, 2008, there was approximately $3.4 million of total unrecognized compensation cost related to 734,600 non-vested stock options. This cost is expected to be recognized over a weighted-average period of 4.0 years.

A summary of the Company’s non-vested stock options at June 30, 2008 and changes during the six months ended June 30, 2008 are presented below:

		Weighted Average
		Grant Date Fair
Non-vested stock options	Shares	Value
Non-vested at December 31, 2007	618,600	$16.41
Granted	151,000	$14.43
Vested	(20,000)	$16.05
Forfeited	(15,000)	$16.77
Non-vested at June 30, 2008	734,600	$16.00

During the year ended December 31, 2007, there were 170,675 shares of restricted stock issued under the 2004 Option Plan, all of which remain non-vested. These restricted stock grants have vesting periods ranging from three to five years, with fair values at date of grant ranging from $13.65 to $16.77 per share. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock on the date the award is made. There were 7,900 shares of restricted stock granted during the second quarter of 2008 at fair value on the date of grant.

A summary of the Company’s non-vested restricted stock grants at June 30, 2008 and changes during the six months ended June 30, 2008 are presented below:

		Weighted Average
Non-vested		Grant Date Fair
restricted stock grants	Shares	Value
Restricted at December 31, 2007	170,675	$16.31
Granted	7,900	$13.65
Forfeited	—	$—
Restricted at June 30, 2008	178,575	$16.19

As of June 30, 2008, the total remaining unrecognized compensation cost related to outstanding shares of restricted stock was approximately $2.4 million, and is expected to be recognized over a weighted-average period of 3.4 years.

Employee Stock Purchase Plan

Under the 2004 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount.  Pursuant to this plan, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant.  In each plan year, an eligible employee may elect to participate in the plan by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation.  No employee shall have the right to purchase the Company’s common stock under the 2004 ESPP which has a fair value in excess of $25,000 in any plan year.  The purchase price is the lesser of 85% of the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year.  If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee, and his or her option expires.  As of June 30, 2008, the 2004 ESPP had approximately 80,269 shares reserved for future issuance. See Note 16 for a description of the adoption of the 2009 Employee Stock Purchase Plan.

Total share-based compensation expense related to the 2004 ESPP was approximately $44,000 and $89,000 for the three and six months ended June 30, 2008, respectively. Total share-based compensation expense related to the 2004 ESPP was approximately $37,000 and $75,000 for the three months and six months ended June 30, 2007, respectively.

The fair value of each option granted under the 2004 ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
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

NOTE 4 - WEIGHTED AVERAGE COMMON SHARES

The weighted average common shares outstanding included in the computation of basic and diluted net income/loss per share is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	21,300	21,080	21,300	21,078
Dilutive effect of common shares issuable upon exercise of stock options	—	148	—	113
Weighted average common shares outstanding assuming dilution	21,300	21,228	21,300	21,191

The computation of diluted net income (loss) per common share for the three and six months ended June 30, 2008 did not include options to purchase approximately 1.9 million shares of common stock because there was a net loss for each such period and inclusion of such shares would have been anti-dilutive.

For the three and six months ended June 30, 2007, approximately 0.8 million stock options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such period.

NOTE 5 – DEBT

Consolidated long-term debt at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Term Loan (Infantline Credit Agreement)	$96,400	$43,500
Note Payable(CoCaLo purchase)	1,458	—
Total	97,858	43,500
Less current portion	14,933	11,500
Long-term debt	$82,925	$32,000

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At June 30, 2008, there was approximately $25.8 million borrowed under the New Revolving Loan, and approximately $6.1 million borrowed under the Giftline Revolver (each as defined below), all of which is classified as short-term debt.  At December 31, 2007, there was approximately $15.5 million borrowed under the Original Revolving Loan (as defined below) and approximately $7.8 million borrowed under the Giftline Revolver, all of which is classified as short-term debt.

A. The Infantline Credit Agreement

On March 14, 2006 (the “Closing Date”), Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”) entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, Russ Berrie and Company, Inc. (“RB”) as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Infantline Credit Agreement”). The original commitments under the Infantline Credit Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).

As of December 22, 2006 the Infantline Credit Agreement was amended (the “First Amendment”) to permit the repayment and subsequent reborrowing of up to $20 million under the Original Term Loan, which was intended to enable KL and Sassy to continue to utilize cash flows expected to be generated from operations to repay debt until the earnout consideration for the purchase of Kids Line, LLC (the “KL Earnout Consideration”) became due.  Pursuant to the First Amendment, KL and Sassy borrowed $20 million under the Original Revolving Loan, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20 million of the Original Term Loan. The lenders then provided an additional term loan reborrowing commitment (the “TR Commitment”) of an aggregate maximum principal amount of $20 million, which amounts could only be reborrowed during specified periods and only to fund the payment of the KL Earnout Consideration.  Pursuant to the First Amendment, KL and Sassy paid a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.  In December 2007, KL and Sassy paid $28.5 million of the KL Earnout Consideration, which amount was financed by drawing the TR Commitment of $20 million and drawing an additional $8.5 million on the Original Revolving Loan. The remaining portion of the KL Earnout Consideration ($3.6 million) was paid by KL and Sassy in January of 2008, also through a draw on the Original Revolving Loan.

As of April 2, 2008, RB, KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Amendment”) with certain financial institutions party to the Infantline Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger.  KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Infantline Borrowers”, and the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein as the “New Borrowers”.  The Amendment amends and restates the Infantline Credit Agreement, and adds the New Borrowers as parties thereto.  The Pledge Agreement dated as of March 14, 2006 between RB and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008, to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by RB.  In connection with the Amendment, 100% of the equity of each Infantline Borrower, including each New Borrower, has been pledged as collateral to the Agent.  In addition, the Guaranty and Collateral Agreement (as defined in the Amendment) was also amended and restated as of April 2, 2008, to add the New Borrowers as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Infantline Borrowers, including the New Borrowers, under the Amendment and the other related loan documents.

The commitments under the Amendment consist of (a) a $75.0 million revolving credit facility (the “New Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $100.0 million term loan facility (the “New Term Loan”). The Infantline Borrowers drew down $31.0 million under the New Revolving Loan and the entire $100 million available under the New Term Loan on the Closing Date, in order to finance the acquisitions of LaJobi and CoCaLo, and pay related transaction expenses of such acquisitions and the Amendment, and to reallocate the existing indebtedness among the bank syndicate.  The scheduled maturity date has been extended from March 14, 2011 to April 1, 2013 (subject to customary early termination provisions).  The principal of the Original Term Loan was to be repaid on a monthly basis as follows: $9.0 million for each of years 1-2; $12.0 million for year 3; and $15.0 million for each of years 4-5.  Pursuant to the Amendment, the principal of the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Term Loan will be repaid, on a quarterly basis, at an annual rate of $14.4 million per year, commencing June 30, 2008 thru June 30, 2012 with $31.6 million due in 2013.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin, prior to the execution of the Amendment, ranged from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.  Pursuant to the Amendment, the margins now range from 2.0% - 3.0% for LIBOR Loans and from 0.50% - 1.50% for Base Rate Loans.

The applicable interest rate margins as of June 30, 2008 were: 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of June 30, 2008 were as follows:

	At June 30, 2008
	LIBOR Loans	Base Rate Loans
Infantline Revolver	5.36%	6.48%
Infantline Term Loan	5.38%	6.48%

In connection with the Amendment, the Infantline Borrowers paid the Agent and Lenders a closing fee of approximately $1.5 million, and the Company incurred $0.7 million of other third party costs.  Of the aggregate fees and costs, $0.4 million was expensed to interest expense in the three months ended June 30, 2008 and the remainder was treated as deferred financing costs and will be recognized over the term of the respective types of indebtedness using the effective interest method.   In connection with the Amendment, the Company also wrote-off during the second quarter of 2008 $0.3 million of unamortized deferred financing costs.

In addition, pursuant to the Amendment, the following fees are now applicable:  an agency fee of $35,000 per annum, an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.40% to 0.60% of the unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 2.75% - 3.25% and other customary letter of credit administration fees.  On August 13, 2008, the Amendment was further amended (the “August Modification”) to clarify the definition of EBITDA as applied to, among other things, the Total Debt to EBITDA Ratio for the last three quarters of 2008.

The Infantline Borrowers are required to make prepayments of the New Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and pursuant to the Amendment, extraordinary receipts. Commencing in early 2008 with respect to fiscal year 2007, annual mandatory prepayments of the Original Term Loan would have been required in an amount equal to 50% of Excess Cash Flow for each fiscal year unless the Total Debt to EBITDA Ratio for such fiscal year was equal to or less than 2.00:1.00. For fiscal year 2007, no Excess Cash Flow payment was required, and pursuant to the Amendment, this requirement has been eliminated in its entirety.

The Amendment contains customary affirmative and negative covenants.  as well as the following financial covenants: (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) an annual capital expenditure limitation.  Upon the occurrence of an event of default under the Amendment, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Amendment to be immediately due and payable.  If tested on such date, the Infantline Borrowers would have been non-compliant with the Total Debt to EBITDA Ratio on June 30, 2008.  The August Modification, however, which clarified the definition of EBITDA (among other things, as it applies to such ratio for the last three quarters of 2008, including for the quarter ending June 30, 2008), was executed prior to any default with respect to such ratio.  As a result, the Infantline Borrowers were in compliance with all applicable financial covenants in the Amendment as of June 30, 2008.

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

(iii)          Payment of the LaJobi Earnout Consideration or the CoCaLo Additional Earnout Payments is prohibited if before and after giving effect to any such repayment, (a) a default or event of default would exist, (b) Excess Revolving Loan Availability will not equal or exceed $9.0 million, or (c) before and after giving effect to any such repayment, the Infantline Financial Covenants will not be satisfied (the “Earnout Conditions”);

(iv)          Specified defaults with respect to the LaJobi Earnout Consideration and/or the CoCaLo Additional Earnout Payments have been added as events of default (including failure to deliver to the Agent specified certifications and calculations within a specified time period, the reasonable determination by the Agent that any Earnout Conditions will not be satisfied as of the applicable payment date, if any material information provided to the Agent with respect to the Earnout Conditions shall be incorrect in any material respect and remain unremedied prior to the relevant payment date, or any LaJobi Earnout Consideration or Additional Earnout Payments are paid at any time that the Earnout Conditions are not satisfied); and

(v)           The Infantline Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the New Term Loan.

The Revolving Loan Availability at June 30, 2008 was $22.7 million.

Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Infantline Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt.  However, because the Company did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through operations each period.  Changes between its cost and its fair value as of June 30, 2008 resulted in income of approximately $158,000, and such amount is included in interest expense in the consolidated statements of operations for the three and six months ended June 30, 2008.

B. The Giftline Credit Agreement

On March 14, 2006, as amended on April 11, 2006, August 8, 2006, December 28, 2006 and August 7, 2007, Russ Berrie U.S. Gift Inc. (“U.S. Gift”) and other specified wholly-owned domestic subsidiaries of RB (collectively, the “Giftline Borrowers”), entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank (the “Issuing Bank”), LaSalle Business Credit, LLC as administrative agent (the “Administrative Agent”), the lenders from time to time party thereto, and the Company, as loan party representative (as amended, the “Giftline Credit Agreement”). Unless otherwise specified herein, capitalized terms used but undefined in this Note 5, Section B shall have the meanings ascribed to them in the Giftline Credit Agreement.

Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of June 30, 2008, the outstanding balance on the Giftline Revolver was $6.1 million, there was no outstanding balance on the Canadian Revolving Loan (see Section C below), and there was $1.2 million utilized under the Canadian sub-facility for letters of credit. At June 30, 2008, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $1.2 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of June 30, 2008 were 2.25% for LIBOR Loans and 0.25% for Base Rate Loans. As of June 30, 2008, the interest rate was 5.25% for the one outstanding Base Rate loan ($1.6 million) and 4.73% for one outstanding LIBOR loan ($4.5 million).

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

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Amendment. The Giftline Credit Agreement originally contained the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended June 30, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending September 30, 2006. The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date. The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any month, may not be less than 1.1:1.0. This covenant is only applicable, however, if during the three month period then ending on such date of determination (the “Test Period”) Revolving Loan Availability (defined above) was less than $3.5 million for any three (3) consecutive business day period (the “Test Condition”). If compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition. The Company’s availability was not less than $3.5 million during the quarter ended June 30, 2008 and the Fixed Charge Coverage Ratio was not applicable during the quarter. As of June 30, 2008, the Company was in compliance with the applicable financial covenants contained in the Giftline Credit Agreement.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified inactive subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of in-transit inventory which may be deemed “Eligible Inventory” under specified circumstances from $3.0 million to $8.0 million.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to reimburse for its allocable portion of corporate overhead expenses equal to $5.0 million for each fiscal year commencing in 2008. The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result therefrom and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver. The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.

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

C. Canadian Credit Agreement

As contemplated by a previous credit facility with LaSalle Bank National Association, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the execution of the Giftline Credit Agreement, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the previous credit facility with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Infantline Credit Agreement will not constitute a default under the Canadian Credit Agreement. There were no borrowings under the Canadian Revolving Loan as of June 30, 2008 and December 31, 2007.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin. As of June 30, 2008 and December 31, 2007, there were no Base Rate or Libor Loans outstanding.

D. Russ Berrie (UK) Limited Business Overdraft Facility

On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank. The Facility, as amended, consists of a maximum credit line of £1.5 million. Interest is charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit. The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited. The Facility was established to assist in meeting the working capital requirements of Russ Berrie UK Limited. As of June 30, 2008, there were no borrowings outstanding under the Facility.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2008, all of the Company’s goodwill (approximately $129.9 million) was recorded in the infant and juvenile segment and results from the acquisitions of: LaJobi Inc. and CoCaLo, Inc. in April 2008; Kids Line, LLC in 2004; and Sassy in 2002. As a result of the acquisitions of LaJobi and CoCaLo, the carrying amount of goodwill increased by $9.1 million during the six months ended June 30, 2008.

The significant components of intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	June 30, 2008	December 31, 2007
Sassy trade name	Indefinite life	$7,100	$7,100
Applause trade name	Indefinite life	7,646	7,646
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,700	—
LaJobi customer relationships	20 years	12,541	—
LaJobi royalty agreements	4.2 years	2,465	—
CoCaLo trade name	Indefinite life	8,000	—
CoCaLo customer relationships	20 years	2,666	—
Other intangible assets	0.83 years	483	26
		$96,001	$51,172

Other intangible assets as of June 30, 2008 and December 31, 2007 include Kids Line non-compete agreements, which are being amortized over four years, a patent and, for the quarter ended June 30, 2008, backlog for LaJobi and CoCaLo which are being amortized over nine months.  Amortization expense of $159,000 and $34,000 was recorded in the quarter ended June 30, 2008 for the customer relationships of LaJobi and CoCaLo, respectively, based upon a preliminary valuation report. Upon finalization of such valuation report, any adjustment to the amortization expense will be adjusted in subsequent periods. Aggregate amortization expense, which includes LaJobi and CoCaLo for the second quarter of 2008, was approximately $643,000 and $18,000 for the first six months of 2008 and 2007, respectively.

NOTE 7 – IMPAIRMENT

In connection with the preparation of the Company’s financial statements for the second quarter of 2008, stemming from deteriorating macro-economic factors and declining revenues in our gift segment during the first half of 2008, as well as current and projected shortfalls of cash flows from the Gift Segment, we conducted an impairment test of our Gift Segment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As a result of this review, we determined that the fixed assets in our Gift Segment were impaired and, accordingly, we recorded an aggregate impairment charge of approximately $7.0 million in the second quarter of 2008.   Also during the second quarter of 2008, we recorded a non-cash charge of $1.0 million related to the write-off of Shining Star website development expenses, resulting from the Company’s agreement with the licensor to return to the licensor the operational responsibility of the website in exchange for reduced future royalties and the elimination of future web-site responsibility.

NOTE 8 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments: (i) the infant and juvenile segment, which as of June 30, 2008 is comprised of Kids Line, Sassy, LaJobi and CoCaLo and (ii) the Company’s gift segment.  This segmentation of the Company’s operations reflects how the Company’s chief operating decision makers currently view the results of operations.  There are no inter-segment revenues to eliminate.  Corporate assets and overhead expenses are included in the gift segment.  See Note 2 for a description of the recent acquisitions of LaJobi and CoCaLo in the infant and juvenile segment.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Infant and juvenile: (A)
Net sales	$62,231	$36,871	$103,843	$75,553
Selling, general and administrative expenses	12,704	6,787	20,021	13,479
Operating income (loss)	7,500	7,277	15,337	15,462
Other income (expense)	(2,296)	(1,124)	(3,325)	(2,326)
Depreciation and amortization	843	190	994	363
Income before income taxes	$5,203	$6,153	$12,012	$13,136
Gift:
Net sales	$25,462	$33,843	$59,774	$70,234
Selling, general and administrative expenses(B)	23,593	18,893	43,260	38,659
Operating (loss) (B) (D)	(15,294)	(4,589)	(19,557)	(7,905)
Other income(expense)	(82)	(45)	348	35
Depreciation and amortization (C)	1,762	995	2,664	1,980
Loss before income taxes	$(15,375)	$(4,634)	$(19,209)	$(7,870)
Consolidated:
Net sales	$87,693	$70,714	$163,617	$145,787
Selling, general and administrative expenses (B)	36,297	25,680	63,281	52,138
Operating (loss) income (B) (D)	(7,794)	2,688	(4,220)	7,557
Other income (expense)	(2,378)	(1,169)	(2,977)	(2,291)
Depreciation and amortization (C)	2,605	1,185	3,658	2,343
(Loss) income before income taxes	$(10,172)	$1,519	$(7,197)	$5,266

(A)  LaJobi and CoCaLo were acquired on April 2, 2008 and, accordingly, only three months of activity are included in this summary.

(B)   For the three and six months ended June 30, 2008, contains an impairment charge of $6.7 million related to the write-down of fixed assets. The total impairment charge was $7.0 million. Of this amount $6.7 million was recorded in selling, general and administrative expense and $0.3 million was recorded in cost of sales.

(C)   Includes a $1.0 million charge, recorded in cost of goods sold, related to the write-off of Shining Stars website development expenses.

(D)  Includes a $1.6 million inventory charge in connection with the unfavorable results of a voluntary quality safety test on a certain gift segment product.

Total assets of each segment were as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Infant and juvenile	$319,154	$237,064
Gift	77,607	104,911
Total	$396,761	$341,975

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 36.0% and 30.5% of the Company’s consolidated net sales during the three and six month periods ended June 30, 2008, respectively, and 25.2% and 24.5% for the three and six month periods ended June 30, 2007, respectively.

NOTE 9 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At June 30, 2008, the Company’s forward contracts had expiration dates which ranged from one to six months.

The Company accounts for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the Consolidated Statements of Operations.  Unrealized gains of $0.1 million relating to forward contracts are included in other current assets on the balance sheet at June 30, 2008 and December 31, 2007. Unrealized losses of $0.1 million are included in other current liabilities at December 31, 2007.

The Company has forward contracts to exchange British pounds, Canadian dollars and Australian dollars for United States dollars with notional amounts of $5.0 million and $9.7 million as of June 30, 2008 and December 31, 2007, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $2.0 million and $2.8 million as of June 30, 2008 and December 31, 2007, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.  See Note 10 below for information with respect to the fair value of financial instruments, including our forward exchange contracts.

NOTE 10 – FINANCIAL INSTRUMENTS

We adopted SFAS No. 157 on January 1, 2008, the first day of our 2008 fiscal year, for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period.  SFAS No. 157 defines fair value of assets and liabilities as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value.

Financial assets and liabilities are measured using inputs from the three levels of the SFAS No. 157 fair value hierarchy. The three levels are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Most of our assets and liabilities fall within Level 2 and include foreign exchange contracts and interest rate swap agreements. The fair value of foreign currency and interest rate swap contracts are based on third-party market maker valuation models that discount cash flows resulting from the differential between the contract rate and the market-based forward rate or curve capturing volatility and establishing intrinsic and carrying values.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company currently has no Level 3 assets or liabilities that are measured at a fair value on a recurring basis.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.  Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  In accordance with SFAS No. 157, the Company is not permitted to adjust quoted market prices in an active market.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our foreign exchange contracts and interest rate swap agreement as of June 30, 2008 (in thousands):

		Fair Value Measurements as of June 30, 2008
	June 30, 2008	Level 1	Level 2	Level 3
Forward exchange contracts	$7,033	$—	$7,136	$—
Interest Rate Swap Agreement	$158	$—	$158	$—

Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying value of our term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.

There have been no material changes to our valuation techniques during the six months ended June 30, 2008.

NOTE 11 - COMPREHENSIVE INCOME (LOSS)

Comprehensive Income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and six months ended June 30, 2008 and 2007 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(12,139)	$365	$(10,139)	$2,911
Other comprehensive income:
Foreign currency translation adjustments	340	1,225	552	1,514
Comprehensive (loss) income	$(11,799)	$1,590	$(9,587)	$4,425

NOTE 12 – INCOME TAXES

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLS”).  At June 30, 2008, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $13.5 million, including approximately $0.7 million of accrued interest.  The Company has various tax attributes such as NOL’s, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions.

(in thousands)
Balance at January 1, 2008	$13,394
Increases related to prior year tax positions	146
Decreases related to prior year tax positions	0
Increases related to current year tax positions/settlements	0
Lapse of statute of limitations	0
Balance at June 30, 2008	$13,540

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction.  Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $4.1 million within twelve months of June 30, 2008.  If recognized, approximately $1.6 million of the decrease would impact the Company’s effective tax rate.  For the remaining amounts, the Company anticipates that the deferred tax assets associated with various tax attributes such as foreign tax credit carryforwards and charitable contribution carryforwards would be increased.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

NOTE 13 – LITIGATION; COMMITMENTS AND CONTINGENCIES

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

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  Substantially all of these agreements, other than the agreement with MAM Babyartikel GmbH (which was terminated March 26, 2008), are for three year terms with extensions if agreed to by both parties.  Several of these agreements require prepayments of certain minimum guaranteed royalty amounts.  The amount of minimum guaranteed royalty payments with respect to all license agreements through the end of their current terms aggregates approximately $9.0 million, of which approximately $5.2 million remained unpaid at June 30, 2008, substantially all of which is due prior to December 31, 2009. Royalty Expense for the three and six months ended June 30, 2008 was $1.94 million and $3.35 million, respectively, as compared to $2.0 million and $3.2 million for the three and six months ended June 30, 2007, respectively.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In connection with the Company’s purchase of the LaJobi Business and CoCaLo, the aggregate purchase price with respect to each such purchase includes a potential payment of earnout consideration as more fully described in Note 2.  The Company cannot currently determine the amount of such earnout consideration, if any, that may be required to be paid pursuant to the either the Asset Agreement or Stock Agreement.

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.   In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  On January 1, 2008, we adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  As of June 30, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The impact of the adoption of SFAS No. 157 for financial assets and liabilities was not material to our consolidated interim financial statements.  The expanded disclosures about fair value measurements for financial assets and liabilities on a recurring basis are presented in Note 10.  We have not yet determined the impact that the adoption of SFAS No. 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however we do not anticipate it to materially impact on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008 and there was no impact on its consolidated financial position, results of operations and cash flows, resulting therefrom.

In December 2007, SFAS No. 141R (revised 2007), “Business Combinations,” was issued.  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on any potential future acquisitions that may occur on or after January 1, 2009.

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. This FSP also requires that all prior-period EPS data be adjusted retrospectively. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-3”).  EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 is effective beginning after January 1, 2009.  The Company is currently evaluating the effect of adopting EITF No. 08-3 on its consolidated financial position, results of operations and cash flows.

NOTE 15 – RELATED PARTY TRANSACTIONS

An employee of the Company, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to the Company for goods being shipped from Asian ports. The Company used this service since April 2008. For the three months and six months ended June 30, 2008, the Company incurred costs totaling approximately $206,000, related to the services provided.

The same employee of the Company has utilized since April 2008 a portion of one of the Company’s warehouses to store and ship merchandise unrelated to the Company’s business. The employee reimburses the Company for expenses incurred in connection with this arrangement. For the three months and six months ended June 30, 2008, the Company received reimbursements totaling approximately $36,000, for the space and services provided.

NOTE 16 – SUBSEQUENT EVENT

The Board of Directors (the “Board”) adopted the Russ Berrie and Company, Inc. Equity Incentive Plan (the “EI Plan”) on June 3, 2008, subject to approval by its shareholders, which was obtained at the 2008 Annual Meeting of Shareholders held on July 10, 2008 (the “2008 Meeting”).  The 2004 Option Plan was terminated as of the date of the 2008 Meeting, and no further awards under the 2004 Option Plan may be made thereafter.  The EI Plan provides for awards in any one or a combination of:  (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights.  Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended).  All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion.  Award agreements must be executed by the Company and a participant in order for the award covered by such agreement to be effective.  A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan.  Options to purchase an aggregate of 105,000 shares of the Company’s Common Stock were granted to directors under the EI Plan as of July 10, 2008.

The Board adopted the Russ Berrie and Company, Inc. 2009 Employee Stock Purchase Plan (the “2009 ESPP”) on June 3, 2008, subject to approval by holders of a majority of the shares of Common Stock voting at the 2008 Meeting.  The 2009 ESPP, which is similar to the 2004 ESPP, will become effective on January 1, 2009, immediately after the 2004 ESPP terminates by its terms on December 31, 2008.  A total of 200,000 shares of Common Stock have been reserved for issuance for grants of options under the 2009 ESPP.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 10-K”), and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, in each case including the consolidated financial statements and notes thereto.

OVERVIEW

The Company is a leader in the infant and juvenile and gift industries. The Company’s infant and juvenile segment is currently composed of: Kids Line, LLC; Sassy, Inc.; LaJobi Inc.; and CoCaLo, Inc, all wholly-owned subsidiaries, whose products focus principally on children of the age group newborn to two years and are generally sold to national accounts and independent retailers.  Kids Line products consist primarily of infant bedding and related nursery accessories such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art. Sassy has concept groupings such as bath toys and accessories, developmental toys, feeding utensils and bowls, bottles, bibs, soft toys, mobiles and feeders, and recently entered the baby gear category.  LaJobi designs, imports and sells infant and juvenile furniture and related products (including cribs, changing tables, dressers, hutches, armoires, bookcases and end tables, mattresses and changing pads).  CoCaLo designs, outsources, markets and distributes infant bedding (including crib bumpers, blankets, crib sheets and dust ruffles) and related accessories (including wall hangings, musical mobiles, blankets, diaper stackers, valances, wall paper borders, lamps, shades, nightlights, switch plates, decorative pillows and rugs). The Company’s gift segment designs, manufactures through third parties and markets a wide variety of gift products to mass market, toy, specialty, food, drug and independent retailers throughout the United States and throughout the world via the Company’s domestic and international wholly-owned subsidiaries and independent distributors.

The Company’s revenues are primarily derived from sales of its products.  For the three months ended June 30, 2008, 71.0% of revenues were generated by the infant and juvenile segment and 29.0% of revenues were generated by the gift segment, as compared to 52.1% and 47.9%, respectively, for the same period in the prior year.

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

•                  implementing strategies to further capture synergies within our segments, through cross-marketing opportunities and consolidation of back-office activities; and

•                  continuing efforts to manage costs within each of our segments, with particular focus on further streamlining our gift segment by concentrating on more profitable product lines and creating additional operational efficiencies.

We believe that we continue to make progress in successfully implementing this strategy.  Specifically, as a result of our renewed focus on growth through the exploration of strategic acquisitions, on April 2, 2008, we consummated the acquisitions of each of: (i) the assets of LaJobi Industries, Inc. and (ii) CoCaLo, Inc.  We anticipate that these acquisitions will significantly expand our infant and juvenile segment, and will enable us to offer a more complete range of products for the baby nursery.  In connection with such acquisitions, the Company amended and restated the Infantline Credit Agreement (defined below) to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. See “Liquidity and Capital Resources” below under the sections captioned “Recent Acquisitions and Financings”.

With respect to our gift business, we continue to focus on product categories where we believe we can command an authoritative position.  However, largely as a result of deteriorating macro-economic conditions and various competitive factors, including the decline in Shining Stars revenues that was anticipated and previously disclosed by the Company resulting in part from the popularity of other dimensional products that include a virtual play component, revenues in our gift segment have declined during the first half of 2008.  The Company believes that this decline is consistent with overall trends in gift industry product sales.  We continue our focus on creating compelling new products, and our 2008 product offerings include, among other new products, a new product range that is intended to capitalize on the popularity of dimensional products that include a virtual play component. However, as a result of current and projected cashflow shortfalls in the gift segment and other gift industry trends, the Company initiated an analysis of the carrying value of certain long-lived assets in the gift segment, which analysis resulted in the non-cash impairment charge described in “Results of Operations” below. See “Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the impairment charge and “Liquidity and Capital Resources” below for a discussion of the liquidity of the gift segment for future periods.

In addition, like many companies in the industries in which we operate, we continue to experience margin pressure in both segments of our business, primarily as a result of rising raw material prices, higher expenses associated with manufacturing in Asia and currency fluctuations between the U.S. dollar and the Chinese yuan.  We continue to seek to mitigate this pressure, including through the development of new products that can command higher pricing, the identification of alternative, lower-cost sources of supply and, where possible, price increases.  Particularly in the mass market, our ability to increase prices is limited by market and competitive factors, and, while we have implemented selective price increases, we have generally focused on maintaining (or increasing) shelf space at retailers and, as a result  our market share.  We believe that the market ultimately will accept broader price increases, although there can be no assurance of whether or when this will occur.

SEGMENTS

The Company currently operates in two segments:  (i) its infant and juvenile segment and (ii) its gift segment.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2008 AND 2007

The Company’s consolidated net sales for the three months ended June 30, 2008 increased 24.0% to $87.7 million compared to $70.7 million for the three months ended June 30, 2007, as a result of an increase in infant and juvenile segment net sales of $25.4 million, primarily from the inclusion of sales generated by LaJobi and CoCaLo in the second quarter of 2008 and sales growth at both Kids Line and Sassy, partially offset by a decrease in gift segment net sales of $8.4 million as compared to the second quarter of 2007.

Net sales for the infant and juvenile segment for the three months ended June 30, 2008 increased 68.8% to $62.2 million, compared to $36.9 million for the three months ended June 30, 2007, primarily resulting from sales generated by LaJobi and CoCaLo as well as sales increases at both Sassy and Kids Line (which accounted for an 8.7% increase in the infant and juvenile segment during the second quarter of 2008 compared to the same period in the prior year and was generated primarily by, new product introductions and growth in international sales).  The Company’s gift segment net sales for the three months ended June 30, 2008 decreased 24.8% to $25.5 million compared to $33.8 million for the three months ended June 30, 2007, primarily as a result of decreases in sales of Shining Star products as compared to the second quarter of 2007, and weakness in the gift market as a result of the economic slowdown.  Net sales in the Company’s gift segment were favorably impacted by approximately $0.7 million for the three months ended June 30, 2008 as a result of foreign exchange rates.

Consolidated gross profit was 32.5% of consolidated net sales for the three months ended June 30, 2008 as compared to 40.1% for the three months ended June 30, 2007, which was the result of decreases in both segments, as well as the impact of certain unusual charges in the gift segment described below.  Gross profit for the Company’s infant and juvenile segment decreased from 38.1% of net sales for the three months ended June 30, 2007 to 32.5% of net sales for the three months ended June 30, 2008, primarily as a result of competitive pricing pressure, increased raw material costs and product mix. Gross profit for the Company’s gift segment decreased to 32.6% of net sales for the three months ended June 30, 2008 as compared to 42.3% of net sales for the three months ended

June 30, 2007.  The decrease in the gift segment gross profit as a percentage of sales was primarily attributable to (i) the impact of a $1.6 million inventory charge in connection with unfavorable results of a voluntary quality test on a certain gift-segment product, (ii) a non-cash charge of $1.0 million related  to the write-off of Shining Star website development expenses, resulting from the Company’s agreement with the licensor to return to the licensor the operational responsibility of the website in exchange for reduced future royalties and the elimination of future website responsibility, and (iii) a non-cash impairment charge of $0.3 million in connection with a gift segment asset impairment described in the following paragraph.

Consolidated selling, general and administrative expense was $36.3 million, or 41.4% of consolidated net sales, for the three months ended June 30, 2008, compared to $25.7 million, or 36.3% of consolidated net sales, for the three months ended June 30, 2007.  The primary reason for this increase in both absolute and relative terms was an impairment charge of $7.0 million in the gift segment attributable to the write-down of fixed assets, of which $6.7 million was recorded in selling, general and administrative expense for the quarter ended June 30, 2008.  Selling, general and administrative expense in the Company’s infant and juvenile segment increased from $6.8 million, or 18.4% of net sales in the second quarter of 2007, to $12.7 million, or 20.4% of net sales, in the second quarter of 2008, primarily as a result of the acquisitions of LaJobi and CoCaLo, increased product development costs and advertising expense incurred to support growth in this segment. Selling, general and administrative expense in the Company’s gift segment was $23.6 million, or 92.7% of net sales, in the second quarter of 2008 as compared to $18.9 million, or 55.8% of net sales, in the prior year period primarily for the reasons set forth above.

Consolidated other expense was $2.4 million for the three months ended June 30, 2008 compared to $1.2 million for the three months ended June 30, 2007, or an increase of $1.2 million. Other expense in the Company’s infant and juvenile segment increased by $1.2 million to $2.3 million compared to $1.1 million in the prior year period as a result of additional borrowing costs related to the expanded infant and juvenile credit facility and the non-cash write-off of $0.3 million of deferred financing costs originally incurred in March 2006 and $0.4 million of costs associated with the debt modification charged directly to interest expense. Other expense in the Company’s gift segment for the three months ended June 30, 2008 was unchanged at $0.1 million for each period.

The Company recorded consolidated tax expense of approximately $2.0 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy, and Applause acquisitions.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company’s deferred tax assets.  The Company recorded full valuation allowances against those deferred tax assets as management believed it was more likely than not that those deferred tax assets would not be realized.

As a result of the foregoing, consolidated net loss for the three months ended June 30, 2008 was $12.1 million, or ($0.57) per diluted share, compared to consolidated net income of $365,000, or $0.02 per diluted share, for the three months ended June 30, 2007.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The Company’s consolidated net sales for the six months ended June 30, 2008 increased 12.2% to $163.6 million compared to $145.8 million for the six months ended June 30, 2007, as a result of an increase in the infant and juvenile segment net sales of $28.3 million, primarily from the acquisition of LaJobi and CoCaLo and sales growth at both  Kids Line and Sassy, partially offset by a decrease in gift segment net sales of $10.5 million.

Net sales for the infant and juvenile segment for the six months ended June 30, 2008 increased 37.4% to $103.8 million, compared to $75.6 million for the six months ended June 30, 2007, primarily resulting from the acquisitions of LaJobi and CoCaLo, as well as sales increases at both Sassy and Kids Line (which accounted for an 8.1% increase in the infant and juvenile segment during the first half of 2008 compared to the same period in the prior year, and was generated primarily by new product introductions and growth in international sales). The Company’s gift segment net sales for the six months ended June 30, 2008 decreased 14.9% to $59.8 million compared to $70.2 million for the six months ended June 30, 2007, primarily as a result of (i) decreases in sales of Shining Star products as compared to the six months ended June 2007 and (ii) weakness in the gift market as a result of the economic slowdown.  Net sales in the Company’s gift segment were favorably impacted by approximately $2.0 million for the six months ended June 30, 2008 as a result of foreign exchange rates.

Consolidated gross profit was 36.1% of consolidated net sales for the six months ended June 30, 2008 as compared to 40.9% for the six months ended June 30, 2007, which was the result of decreases in both segments as well as the impact of certain unusual charges in the gift segment described below.   Gross profit for the Company’s infant and juvenile segment decreased from 38.3% of net sales for the six months ended June 30, 2007 to 34.0% of net sales for the six months ended June 30, 2008, primarily as a result of competitive pricing pressure, increased raw material costs and product mix. Gross profit for the Company’s gift segment decreased to 39.7% of net sales for the six months ended June 30, 2008 as compared to 43.8% of net sales for the six months ended June 30, 2007. The decrease in the gift segment gross profit as a percentage of sales was primarily attributable to (i) the impact of a $1.6 million  inventory charge in connection with unfavorable results of a voluntary quality test on a certain gift-segment product, (ii) a $1.0 million non-cash charge related  to the write-off of Shining Star website development expenses, resulting from the Company’s agreement with the licensor to  return to the licensor the operational responsibility of the website in exchange for reduced future royalties and the elimination of future web-site responsibility, and (iii) a non-cash impairment charge of $0.3 million in connection with a gift segment asset impairment described in the next paragraph.

Consolidated selling, general and administrative expense was $63.3 million, or 38.7% of consolidated net sales, for the six months ended June 30, 2008, compared to $52.1 million, or 35.8% of consolidated net sales, for the six months ended June 30, 2007.  The primary reason for this increase in both absolute and relative terms was an impairment charge of $7.0 million in the gift segment attributable to the write down of fixed assets, of which $6.7 million was recorded in selling, general and administrative expense for the quarter ended June 30, 2008.  Selling, general and administrative expense in the Company’s infant and juvenile segment increased from $13.5 million, or 17.8% of net sales in the same period of 2007, to $20.0 million, or 19.3% of net sales, in the six months ended June 30, 2008, primarily as a result of the acquisitions of LaJobi and CoCaLo, increased product development costs and advertising expenses incurred to support growth in this segment. Selling, general and administrative expense in the Company’s gift segment increased to $43.3 million, or 72.4% of net sales, in the six month quarter of 2008 as compared to $38.7 million, or 55.0% of net sales, in the prior year period.  As noted above, this increase was primarily the result of a $6.7 impairment charge recorded in selling, general and administrative expense from the write-down of fixed assets.

Consolidated other expense was $3.0 million for the six months ended June 30, 2008 compared to $2.3 million for the six months ended June 30, 2007, or an increase of $0.7 million. Other expense in the Company’s infant and juvenile segment increased by $1.0 million to $3.3 million compared to $2.3 million in the prior year period as a result of additional borrowing costs and the write-off of $0.3 million of deferred financing costs incurred in March 2006 and $0.4 million of costs associated with the debt modification charged directly to interest expense. Other income in the Company’s gift segment for the six months ended June 30, 2008 increased to $0.3 million from $35,000 in the prior year period due to foreign exchange gains.

The Company recorded consolidated tax expense of approximately $2.9 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively primarily related to the deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy, LaJobi, CoCaLo and Applause acquisitions.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company’s deferred tax assets.  The Company recorded full valuation allowances against those deferred tax assets as management believed it was more likely than not that those deferred tax assets would not be realized.  The Company recorded approximately $106,000 of foreign tax expense for the six months ended June 30, 2008 related to profitable operations in Australia.

As a result of the foregoing, consolidated net loss for the six months ended June 30, 2008 was $10.1 million, or a loss of ($0.48) per diluted share, compared to consolidated net income of $2.9 million, or $0.14 per diluted share, for the six months ended June 30, 2007.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that cash flows from operations and future borrowings will be sufficient to fund its operating needs and capital requirements for at least the next 12 months on a consolidated basis and segment basis. However, depending on the performance of the gift segment in future years, the Company likely will be required to take additional measures, including without limitation additional financing or operational measures, to ensure sufficient liquidity for the gift segment in coming periods and future years.  See “Our debt covenants may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions”, and “Our cash flows and capital resources may be insufficient to make required payment on our indebtedness” in the “Risk Factors” section of the 2007 Form 10-K.

As of June 30, 2008, the Company had cash and cash equivalents of $16.9 million compared to $21.9 million at December 31, 2007. The decrease in cash and cash equivalents primarily reflect the use of excess cash to maintain debt levels, which otherwise would have increased as a result of losses incurred in the gift segment. As of June 30, 2008 and December 31, 2007, working capital was $62.8 million and $63.1 million, respectively.

Cash and cash equivalents decreased by $5.0 million during the six months ending June 30, 2008 compared to an increase of $2.8 million during the six months ending June 30, 2007.  Net cash provided by operating activities was approximately $8.4 million during the six months ended June 30, 2008 compared to net cash provided by operating activities of approximately $2.6 million during the six months ended June 30, 2007. The cash provided by operating activities for the six months ended June 30, 2008 was primarily the result of a reduction in accounts receivable offset by a reduction in accounts payable and accrued expenses and an increase in inventory.  Net cash used in investing activities was approximately $73.3 million for the six months ended June 30, 2008 compared to net cash used of approximately $1.1 million for the six months ended June 30, 2007. The increased usage was primarily related to: (i) the purchase of LaJobi ($51.7 million), (ii) the purchase of CoCaLo ($18.2 million), (iii) the $3.6 million payment of the Kids Line Earnout consideration and (iv) increased capital expenditures.  Net cash provided by financing activities was approximately $61.0 million for the six months ended June 30, 2008 compared to net cash provided by financing activities of $0.9 million for the six months ended June 30, 2007.  The increase was due primarily the refinancing of the infant and juvenile credit facility to  fund the Company’s recent acquisitions.

Recent Acquisitions

I.         LaJobi

On April 1, 2008, LaJobi, Inc. (“LaJobi”), a newly-formed and indirect, wholly-owned Delaware subsidiary of the Company entered into an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“Seller”), and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets used in the business of Seller and specified obligations.  The transactions contemplated by the Asset Agreement were consummated as of April 2, 2008.  All capitalized terms used in this Section I but undefined herein shall have the meanings ascribed to them in the Asset Agreement, which is filed as Exhibit 2.3 to the 2007 10-K.

The aggregate purchase price payable for the business of Seller was equal to: $47.0 million, reduced by the amount of assumed indebtedness (including capitalized lease obligations) as adjusted pursuant to a working capital adjustment, plus the earnout consideration described below. At Closing, LaJobi paid $44.5 million in cash to Seller, plus $3.2 million (the estimated amount of the working capital adjustment). As the final working capital adjustment was $3.0 million, the Seller subsequently refunded $0.2 million in addition liabilities assumed were further reduced by $0.3 million.  The remaining $2.5 million of the purchase price was deposited in escrow at Closing in respect of potential indemnification claims.  As additional consideration, if the following conditions have been satisfied, LaJobi will pay the earnout consideration described below:

(a)   Subject to paragraph (b) below, provided that the EBITDA of Seller’s business (the “Business”) (determined as provided in the Asset Agreement) has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the period from January 1, 2008 through December 31, 2010 (the “Measurement Date”), as compared to the specified EBITDA of the Business for calendar year 2007, LaJobi will pay to Seller a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date or Early Measurement Date (as defined in paragraph (b) below), as the case may be. The amount of such payment will range from zero to a maximum amount of $15.0 million (the “LaJobi Earnout Consideration”). The “Agreed Enterprise Value” will be the product of (i) the Business’s EBITDA during the twelve (12) months ending on the Measurement Date or Early Measurement Date (or, in the event an Early Measurement Date selected by Seller, as permitted by the Asset Agreement, is a date prior to January 1, 2009, the annualized EBITDA of the Business for such period), as the case may be, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved, subject to the $15.0 million cap described above.

(b)   In the event LaJobi, prior to the Measurement Date, relocates the principal location of the Business beyond an agreed distance, the calculation of the LaJobi Earnout Consideration may be accelerated upon election of Seller. For purposes of determining the LaJobi Earnout Consideration, the CAGR shall be based on the period from January 1, 2008 through the last day of the month (the “Early Measurement Date”) immediately preceding the date of the relocation. In such event, any LaJobi Earnout Consideration payable will be discounted, at the Agreed Rate, from the scheduled payment date to, and including, the specified  early payment date.

(c)    Any LaJobi Earnout Consideration will be recorded as additional goodwill when and if paid.

Under the Asset Agreement, LaJobi is entitled to indemnification from Seller and the Stockholders for various matters, including, but not limited to, breaches of representations, warranties or covenants, and specified excluded obligations, subject, in the case of specified matters, to certain minimum thresholds and a maximum aggregate indemnification limit of $10.0 million. The right to indemnification (other than with respect to certain specified exceptions) terminates 18 months after the Closing Date.

In accordance with the Asset Agreement, LaJobi entered into (i) a transitional services agreement with a Thailand affiliate of Seller, and (ii) a three year employment agreement with Lawrence Bivona as President of LaJobi. Mr. Bivona was formerly the President of Seller.

In connection with the Asset Agreement, the Company paid a finder’s fee to a financial institution in the amount of $1.5 million at the closing of the transaction, and has agreed to pay to such financial institution 1% of the Agreed Enterprise Value of LaJobi, payable in the same manner and at the same time as the LaJobi Earnout Consideration is paid to Seller.

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

The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million, minus (ii) the aggregate Debt of CoCaLo outstanding at Closing (including accrued interest) of $4.0 million, minus (iii) specified transaction expenses ($0.4 million), plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three year period from the Closing Date. The CoCaLo Buyer will also pay the Additional Earnout Payments, if payable as described below.

The Additional Earnout Payments provide for a potential payment ranging from zero to a maximum of $4.0 million, payable with respect to performance on three metrics – sales, gross profit and combined Kids Line and CoCaLo EBITDA — as follows:

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

Any Additional Earnout payments will be recorded as additional goodwill when and if paid.

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

The Purchase was originally financed with the proceeds of a term loan, which was subsequently replaced by a $105.0 million credit facility with LaSalle Bank as agent (the “2005 Credit Agreement”) and the 2005 Canadian Credit Agreement (defined below). In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of the Company’s senior financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”) with the execution of separate credit agreements for each of the Company’s infant and juvenile segment and domestic gift segment. For a detailed description of such credit agreements, which are summarized below, see Note 5 of Notes to Unaudited Consolidated Financial Statements herein. In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.3 million) were repaid using proceeds from the senior credit facility of the infant and juvenile segment executed in connection with the LaSalle Refinancing.

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

At June 30, 2008, there was approximately $25.8 million borrowed under the New Revolving Loan and approximately $6.1 million borrowed under the Giftline Revolver (each as defined below), all of which is classified as short-term debt. At December 31, 2007, there was approximately $15.5 million borrowed under the Original Revolving Loan (as defined below) and approximately $7.8 million borrowed under the Giftline Revolver, all of which is classified as short-term debt.

A. The Infantline Credit Agreement

On March 14, 2006 (the “Closing Date”), Kids Line, LLC. (“KL”) and Sassy, Inc. (“Sassy”) entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, Russ Berrie and Company, Inc. (“RB”) as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Infantline Credit Agreement”). The original commitments under the Infantline Credit Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).

As of December 22, 2006 the Infantline Credit Agreement was amended (the “First Amendment”) to permit the repayment and subsequent reborrowing of up to $20 million under the Original Term Loan, which was intended to enable KL and Sassy to continue to utilize cash flows expected to be generated from operations to repay debt until the earnout consideration for the purchase of Kids Line, LLC (the “KL Earnout Consideration”) became due.  Pursuant to the First Amendment, KL and Sassy borrowed $20 million under the Original Revolving Loan, the outstanding balance of which had previously been reduced to zero, and utilized the proceeds of such draw to prepay $20 million of the Original Term Loan. The lenders then provided an additional term loan reborrowing commitment (the “TR Commitment”) of an aggregate maximum principal amount of $20 million, which amounts could only be reborrowed during specified periods and only to fund the payment of the KL Earnout Consideration.  Pursuant to the First Amendment, KL and Sassy paid a non-use fee in respect of undrawn amounts of the TR Commitment at a per annum rate of 0.375% of the daily average of the undrawn amounts.  In December 2007, KL and Sassy paid $28.5 million of the KL Earnout Consideration, which amount was financed by drawing the TR Commitment of $20 million and drawing an additional $8.5 million on the Original Revolving Loan. The remaining portion of the KL Earnout Consideration ($3.6 million) was paid by KL and Sassy in January of 2008, also through a draw on the Original Revolving Loan.

As of April 2, 2008, RB, KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Amendment”) with certain financial institutions party to the Infantline Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger.  KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Infantline Borrowers”, and the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein as the “New Borrowers”.  The Amendment amends and restates the Infantline Credit Agreement, and adds the New Borrowers as parties thereto.  The Pledge Agreement dated as of March 14, 2006 between RB and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008, to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by RB.  In connection with the Amendment, 100% of the equity of each Infantline Borrower, including each New Borrower, has been pledged as collateral to the Agent.  In addition, the Guaranty and Collateral Agreement (as defined in the Amendment) was also amended and restated as of April 2, 2008, to add the New Borrowers as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Infantline Borrowers, including the New Borrowers, under the Amendment and the other related loan documents.

The commitments under the Amendment consist of (a) a $75.0 million revolving credit facility (the “New Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $100.0 million term loan facility (the “New Term Loan”). The Infantline Borrowers drew down $31.0 million under the New Revolving Loan and the entire $100 million available under the New Term Loan on the Closing Date, in order to finance the acquisitions of LaJobi and CoCaLo, and pay related transaction expenses of such acquisitions and the Amendment, and to reallocate the existing indebtedness among the bank syndicate.  The scheduled maturity date has been extended from March 14, 2011 to April 1, 2013 (subject to customary early termination provisions).  The principal of the Original Term Loan was to be repaid on a monthly basis as follows: $9.0 million for each of years 1-2; $12.0 million for year 3; and $15.0 million for each of years 4-5.  Pursuant to the Amendment, the principal of the New Term Loan will be repaid, on a quarterly basis, at an annual rate of $14.4 million per year, commencing June 30, 2008 thru June 30, 2012 and $31.6 million due in 2013.

The Infantline Loans bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Infantline Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin, prior to the execution of the Amendment ranged from 1.75% - 2.50% for LIBOR Loans and from 0.25% - 1.00% for Base Rate Loans.  Pursuant to the Amendment, the margins now range from 2.0% - 3.0% for LIBOR Loans and from 0.50% - 1.50% for Base Rate Loans.

The applicable interest rate margins as of June 30, 2008 were: 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of June 30, 2008 were as follows:

	At June 30, 2008
	LIBOR Loans	Base Rate Loans
Infantline Revolver	5.36%	6.48%
Infantline Term Loan	5.38%	6.48%

In connection with the Amendment, the Infantline Borrowers paid the Agent and Lenders a closing fee of approximately $1.5 million, and the Company incurred $0.7 million of other third party costs.  Of the aggregate fees and costs, $0.4 million was expensed to interest expense in the three months ended June 30, 2008 and the remainder was treated as deferred financing costs and will be recognized over the term of respective types of indebtedness using the effective interest method.   In connection with the Amendment, the Company also wrote-off during the second quarter of 2008 $0.3 million of unamortized deferred financing costs.

In addition, pursuant to the Amendment, the following fees are now applicable:  an agency fee of $35,000 per annum, an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.40% to 0.60% of the unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 2.75% - 3.25% and other customary letter of credit administration fees.  On August 13, 2008, the Amendment was further amended (the “August Modification”) to clarify the definition of EBITDA as applied to, among other things, the Total Debt to EBITDA Ratio for the last three quarters of 2008.

The Infantline Borrowers are required to make prepayments of the New Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and pursuant to the Amendment, extraordinary receipts. Commencing in early 2008 with respect to fiscal year 2007, annual mandatory prepayments of the Original Term Loan would have been required in an amount equal to 50% of Excess Cash Flow for each fiscal year unless the Total Debt to EBITDA Ratio for such fiscal year was equal to or less than 2.00:1.00. For fiscal year 2007, no Excess Cash Flow payment was required, and pursuant to the Amendment, this requirement has been eliminated in its entirety.

The Amendment contains customary affirmative and negative covenants.  as well as the following financial covenants: (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) an annual capital expenditure limitation.  Upon the occurrence of an event of default under the Amendment, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Amendment to be immediately due and payable.  If tested on such date, the Infantline Borrowers would have been non-compliant with the Total Debt to EBITDA Ratio on June 30, 2008.  The August Modification, however, which clarified the definition of EBITDA (among other things, as it applies to such ratio for the last three quarters of 2008, including for the quarter ending June 30, 2008), was executed prior to any default with respect to such ratio.  As a result, the Infantline Borrowers were in compliance with all applicable financial covenants in the Amendment as of June 30, 2008.

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

(iii)          Payment of the LaJobi Earnout Consideration or the CoCaLo Additional Earnout Payments is prohibited if before and after giving effect to any such repayment, (a) a default or event of default would exist, (b) Excess

Revolving Loan Availability will not equal or exceed $9.0 million, or (c) before and after giving effect to any such repayment, the Infantline Financial Covenants will not be satisfied (the “Earnout Conditions”);

(iv)          Specified defaults with respect to the LaJobi Earnout Consideration and/or the CoCaLo Additional Earnout Payments have been added as events of default (including failure to deliver to the Agent specified certifications and calculations within a specified time period, the reasonable determination by the Agent that any Earnout Conditions will not be satisfied as of the applicable payment date, if any material information provided to the Agent with respect to the Earnout Conditions shall be incorrect in any material respect and remain unremedied prior to the relevant payment date, or any LaJobi Earnout Consideration or Additional Earnout Payments are paid at any time that the Earnout Conditions are not satisfied); and

(v)           The Infantline Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the New Term Loan.

The Revolving Loan Availability at June 30, 2008 was $22.7 million.

Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Infantline Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt.  However, because the Company did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through operations each period.  Changes between its cost and its fair value as of June 30, 2008 resulted in income of approximately $158,000, and such amount is included in interest expense in the consolidated statements of operations for the three and six months ended June 30, 2008.

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

Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of June 30, 2008, the outstanding balance on the Giftline Revolver was $6.1 million, there was no outstanding balance on the Canadian Revolving Loan (see Section C below), and there was $1.2 million utilized under the Canadian sub-facility for letters of credit. At June 30, 2008, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $1.2 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of June 30, 2008 were 2.25% for LIBOR Loans and 0.25% for Base Rate Loans. As of June 30, 2008, the interest rate was 5.25% for the one outstanding Base Rate loan ($1.6 million) and 4.73% for one outstanding LIBOR loan ($4.5 million).

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

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Amendment. The Giftline Credit Agreement originally contained the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending September 30, 2006. The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date. The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any month, may not be less than 1.1:1.0. This covenant is only applicable, however, if during the three month period then ending on such date of determination (the “Test Period”) Revolving Loan Availability (defined above) was less than $3.5 million for any three (3) consecutive business day period (the “Test Condition”). If compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition. The Company’s availability was not less than $3.5 million during the quarter ended June 30, 2008 and the Fixed Charge Coverage Ratio was not applicable during the quarter.  As of June 30, 2008, the Company was in compliance with the remaining financial covenants contained in the Giftline Credit Agreement.

In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified inactive subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of in-transit inventory which may be deemed “Eligible Inventory” under specified circumstances from $3.0 million to $8.0 million.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB for corporate overhead expenses equal to $5.0 million for each fiscal year commencing in 2008. The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result therefrom and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver. The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.

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

C. Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by the Company) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (as amended on August 4, 2005, December 7, 2005 and March 14, 2006, the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Amendment will not constitute a default under the Canadian Credit Agreement. There were no borrowings under the Canadian Revolving Loan as of June 30, 2008 and December 31, 2007.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin. As of June 30, 2008 and December 31, 2007, there were no Base Rate or Libor Loans outstanding under the Canadian agreement.

D.  Russ Berrie (UK) Limited Business Overdraft Facility

On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank. The Facility, as amended, consists of a maximum credit line of £1.5 million. Interest is charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit. The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited. The Facility was established to assist in meeting the working capital requirements of Russ Berrie UK Limited. As of June 30, 2008, there were no borrowings outstanding under the Facility.

Other Events and Circumstances Pertaining to Liquidity

In the event that additional initiatives related to the previously completed Profit Improvement Program (“PIP”) are implemented, certain significant restructuring charges may be recognized.  As the determination to implement any or all such initiatives has not yet been made, estimates of the range of any additional charges or other related expenditures cannot be determined at this time.  See our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed description of the PIP. Depending on the performance of the gift segment in future years, the Company likely will be required to take additional measures, including without limitation additional financing or operational measures, to ensure sufficient liquidity for the gift segment.

During the quarter ended June 30, 2008, the gift segment recorded a $1.6 million inventory charge in connection with unfavorable results of a voluntary quality test on a certain product. See “Results of Operations” above.

Sassy has operated under a distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the “MAM Agreement”) prior to and after the acquisition of Sassy by the Company in 2002. Based on several factors, including the views of the Company’s new chief executive officer (in consultation with senior management), the inability to obtain concessions from MAM during discussions in December 2007, the decreasing profitability of the products sold under the MAM Agreement and specified restrictions contained therein limiting the Company’s ability to enter into competitive product categories, the Company exercised its right to terminate the MAM Agreement and recognized an impairment charge for $6.4 million, effective as of March 26, 2008. The Company expects to continue to distribute MAM products throughout 2008 pursuant to contractual transition procedures, but anticipates that it will experience a sales decline of approximately $20-25 million (although, as noted above, the agreement generates only limited profitability), until such time as the Company can generate replacement or alternate product sales. Pursuant to the MAM Agreement, the Company will be restricted from selling products competitive with the MAM products for a period of one year following the termination of the MAM Agreement.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.  As of June 30, 2008, the Company had outstanding forward contracts with a notional amount totaling approximately $7.0 million.  See Note 9 of Notes to Unaudited Consolidated Financial Statements.

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

Consistent with its past practices and in the normal course of its business, the Company regularly reviews acquisition opportunities of varying sizes.  See Note 2 of Notes to Unaudited Consolidated Financial Statements and “Recent Acquisitions” above for a description of our recent acquisitions of LaJobi and CoCaLo.  The Company may consider the use of debt or equity financing to fund potential future acquisitions.  Our current credit agreements impose restrictions on the Company that could limit its ability to respond to market conditions or to take advantage of acquisitions or other business opportunities.  See “Financings” above.

The Company has entered into certain transactions with certain parties who are considered related parties, and these transactions are disclosed in Note 15 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence” of the 2007 10-K and Note 15 to Unaudited Consolidated Financial Statement herein.

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of June 30, 2008 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Operating Lease Obligations	$46,851	$4,188	$7,793	$6,999	$6,284	$6,294	$15,293
Capitalized Leases	785	206	367	211	1	—	—
Purchase Obligations(1)	58,826	58,826	—	—	—	—	—
Debt Repayment Obligations(2)	96,400	7,200	14,400	14,400	14,400	14,400	31,600
Note Payable – (3)	1,600	—	533	533	534	—	—
Interest on Debt Repayment Obligations(4)	16,275	2,552	4,510	3,718	2,926	2,134	435
Royalty Obligations	5,160	1,100	2,355	555	500	650	—
Total Contractual Obligations	$225,897	$74,072	$29,958	$26,416	$24,645	$23,478	$47,328

(1)           The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)           Reflects repayment obligations under the Amendment effective as of April 2, 2008. See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes revolving loan facilities which as of June 30, 2008 there was approximately $25.8 million borrowed under the New Revolving Loan and approximately $6.1 million borrowed under the Giftline Revolver. The estimated interest payment for these Revolving Loans using a 5.5% interest rate for 2008 is $0.9 million.  The revolving loan facilities mature on March 2011 at which time any amounts outstanding are due and payable.

(3)           Reflects note payable with respect to CoCaLo purchase. The present value of the note is $1,439,000 and the aggregate imputed interest at 5.5% is $161,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(4)           This amount reflects estimated interest payments on the long-term debt repayment obligation as of June 30, 2008 calculated using an interest rate of 5.5% and then- current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially.

Of the total income tax payable of $11.7 million, the Company has classified $2.3 million as current, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability. These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.

In connection with the acquisitions of LaJobi and CoCaLo, the Company has agreed to make certain potential earnout payments based on the performance of the acquired businesses.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Acquisitions.”

Off Balance Sheet Arrangements

As of June 30, 2008, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2007 10-K.

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

Also see Note 2 of Notes to Consolidated Financial Statements of the 2007 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.  See Note 3 of Notes to Unaudited Consolidated Financial Statements herein for a discussion of the assumptions used in share-based payment valuations.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The impact of the adoption of SFAS No. 157 for financial assets and liabilities on a recurring basis was not material to our consolidated interim financial statements.  The expanded disclosures about fair value measurements for financial assets and liabilities are presented in Note 8 of Notes to Unaudited Consolidated Financial Statements herein.  On January 1, 2008, we adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  As of June 30, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however it does not anticipate it to materially impact on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard on

January 1, 2008 and there was no effect on its consolidated financial position, results of operations and cashflows resulting therefrom.

In December 2007, SFAS No. 141R (revised 2007), “Business Combinations,” was issued.  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the effect the adoption of this standard will have on any potential future acquisitions that may occur on or after January 1, 2009.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. This FSP also requires that all prior-period EPS data be adjusted retrospectively. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial position, results of operations and cash flows.

In June 2008, FASB ratified EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-3”).  EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 is effective beginning after January 1, 2009.  We are evaluating the effect of adopting EITF No. 08-3 on our consolidated financial position, results of operations and cash flows`.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the 2007 10-K.  The interest applicable to the Company’s credit facilities as of June 30, 2008 was based upon (i) the LIBOR Rate and (ii) the Base Rate (each as defined in the Amendment and the Giftline Credit Agreement), plus an applicable margin.  At June 30, 2008, a sensitivity analysis to measure potential changes in applicable interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $1.3 million annually, based upon the level of debt at June 30, 2008. See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the interest rates applicable to the loans under the Company’s current credit facilities.  On May 2, 2008, the Company entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt.  As noted in Note 5 of Notes to Unaudited Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (together, the “Certifying Officers”), to allow for timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives.

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2008.  Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2007 10-K.

ITEM 5.  OTHER INFORMATION

On August 13, 2008, RB and the parties to the Amendment further amended the Amendment (the “August Modification”) to clarify that for the second, third and fourth quarters of 2008 (the only applicable periods), the multiplier effect in the definition of EBITDA for the purpose of calculating the Total Debt to EBITDA Ratio does not apply to KL, Sassy or their consolidated subsidiaries (and using the actual trailing twelve month EBITDA of such entities for such calculation instead).  The August Modification is applicable to the remainder of 2008 (the only applicable periods), including the second quarter thereof.

In connection with the preparation of the Company’s financial statements for the second quarter of 2008, stemming from deteriorating macro-economic factors and declining revenues in our gift segment during the first half of 2008 as well as current and projected cash shortfalls in the gift segment, we conducted an impairment test of our gift segment, specifically the long-lived assets of the gift segment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As a result of this review, we determined that the fixed assets in our gift segment were impaired and, accordingly, we recorded an aggregate impairment charge of approximately $7.0 million in the second quarter of 2008, $6.7 million of which was charged to selling, administrative and general expenses of the gift segment and $0.3 million of which was charged to gross profit of the gift segment.

In addition, also in connection with the preparation of the Company’s financial statements for the second quarter of 2008, the Company recorded (i) a $1.6 million inventory charge in connection with unfavorable results of a voluntary quality test on a certain gift-segment product in gross profit of the gift segment for the quarter ended June 30, 2008, and (ii) a $1.0 million inventory charge in gross profit of the gift segment during the second quarter of 2008 resulting from the Company’s agreement with the Shining Stars® licensor to relinquish operation of the Shining Stars website to a third party in exchange for reduced future royalties and the elimination of future Company web-site responsibility.

See Note 7 of Notes to Unaudited Consolidated Financial Statements, and “Results of Operations” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

4.23

First Amendment to Credit Agreement, dated as of August 13, 2008, among Kids Line, LLC, Sassy, Inc, LaJobi, Inc., I & J Holdco, Inc. CoCalo, Inc., Russ Berrie and Company, Inc. , the lenders party thereto and LaSalle Bank National Association.

10.111	Bruce G. Crain Incentive Compensation Letter.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

Items 1, 2, 3 and  4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ Anthony Cappiello
Date:	August 18, 2008		Anthony Cappiello
Executive Vice President and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

4.23

First Amendment to Credit Agreement, dated as of August 13, 2008, among Kids Line, LLC, Sassy, Inc, LaJobi, Inc., I & J Holdco, Inc. CoCalo, Inc., Russ Berrie and Company, Inc., the lenders party thereto and LaSalle Bank National Association.

10.111	Bruce G. Crain Incentive Compensation Letter.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.