Form 10-Q
period 2008-09-30
RUSS BERRIE & CO INC
filed 2008-11-10
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 3, 2008 was as follows:

CLASS	OUTSTANDING At November 3, 2008
Common Stock, $0.10 stated value	21,300,518

RUSS BERRIE AND COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$13,620	$21,925
Accounts receivable, trade, less allowances of $2,600 in 2008 and $2,756 in 2007	78,288	64,077
Inventories, net	65,033	59,069
Prepaid expenses and other current assets	3,014	3,137
Income tax receivable	814	663
Deferred income taxes	1,601	1,619
Total current assets	162,370	150,490
Property, plant and equipment, net	4,859	13,093
Goodwill	130,198	120,777
Intangible assets	94,998	51,172
Restricted cash	844	916
Deferred income taxes	845	897
Other assets	4,778	4,163
Total assets	$398,892	$341,508
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$14,933	$11,500
Short-term debt	29,538	23,344
Accounts payable	21,384	19,822
Accrued expenses	28,527	30,822
Income taxes payable	5,698	1,869
Total current liabilities	100,080	87,357
Income taxes payable long-term	4,252	9,406
Deferred income taxes	7,807	3,736
Long-term debt	79,345	32,000
Other long-term liabilities	5,381	4,370
Total liabilities	196,865	136,869

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at September 30, 2008 and December 31, 2007	2,674	2,674
Additional paid-in capital	92,184	90,844
Retained earnings	198,294	200,228
Accumulated other comprehensive income	14,941	16,976
Treasury stock, at cost, 5,427,262 and 5,428,137 shares at September 30, 2008 and December 31, 2007, respectively	(106,066)	(106,083)
Total shareholders’ equity	202,027	204,639
Total liabilities and shareholders’ equity	$398,892	$341,508

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$108,075	$100,928	$271,692	$246,715

Cost of sales	69,080	60,569	173,636	146,661

Gross profit	38,995	40,359	98,056	100,054

Selling, general and administrative expenses	29,015	27,132	92,296	79,270

Operating income	9,980	13,227	5,760	20,784

Other (expense) income:
Interest expense, including amortization of deferred financing costs	(2,264)	(1,228)	(6,170)	(3,740)
Interest and investment income	85	135	365	446
Other, net	382	377	1,031	287
	(1,797)	(716)	(4,774)	(3,007)

Income before income tax provision	8,183	12,511	986	17,777

Income tax (benefit) provision	(22)	(1,796)	2,920	559

Net income (loss)	$8,205	$14,307	$(1,934)	$17,218

Net income (loss) per share:
Basic	$0.39	$0.68	$(0.09)	$0.82
Diluted	$0.39	$0.67	$(0.09)	$0.81

Weighted average shares:
Basic	21,300,000	21,157,000	21,300,000	21,105,000
Diluted	21,310,000	21,318,000	21,300,000	21,257,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,934)	$17,218
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,630	3,650
Write off on disposal of fixed assets	—	361
Provision for impairment of fixed assets	7,041	—
Amortization of deferred financing costs	605	474
Accounts receivable allowance	940	1,631
Provision for inventory reserve	3,541	198
Deferred income taxes	4,082	2,986
Share-based compensation expense	1,357	141
Impairment of intangible asset	—	3,600
Other	(444)	(92)
Change in assets and liabilities, excluding the effect of acquisitions:
Restricted cash	16	12
Accounts receivable	(2,028)	(28,272)
Income tax receivable	(447)	2,233
Inventories	(1,261)	(4,650)
Prepaid expenses and other current assets	420	7,722
Other assets	313	(1,544)
Accounts payable	(1,518)	(2,371)
Accrued expenses	(772)	3,574
Accrued income taxes	(1,552)	(3,291)
Net cash provided by operating activities	12,989	3,580

Cash flows from investing activities:
Capital expenditures	(1,718)	(1,584)
Payment for purchase of LaJobi Industries, Inc., net of cash acquired	(52,044)	—
Payment for purchase of CoCaLo, Inc., net of cash acquired	(16,643)	—
Other	(23)	—
Payment of Kids Line, LLC earnout consideration	(3,622)	—
Net cash used in investing activities	(74,050)	(1,584)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,111
Issuance of long-term debt	100,000	45
Repayment of long-term debt	(53,721)	(8,500)
Payment of financing fees	(1,655)	—
Net borrowing on revolving credit facility	9,094	10,237
Payment of capital lease obligations	(165)	—
Net cash provided by financing activities	53,553	2,893

Effect of exchange rate changes on cash and cash equivalents	(797)	514
Net (decrease) increase in cash and cash equivalents	(8,305)	5,403
Cash and cash equivalents at beginning of period	21,925	11,526
Cash and cash equivalents at end of period	$13,620	$16,929
Cash paid during the period for:
Interest expense	$4,762	$3,062
Income taxes	$704	$1,075
Noncash items:
Note Payable-CoCaLo purchase	$1,439	$—
Increase in Goodwill from Earnout Consideration	$—	$31,000
Increase in short-term liability- Earnout Consideration	$—	$11,000
Increase in long-term liability- Earnout Consideration	$—	$20,000

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

The Company’s infant and juvenile segment is currently composed of: Kids Line, LLC; Sassy, Inc.; LaJobi Inc.; and CoCaLo, Inc., all wholly-owned subsidiaries, whose products focus principally on children of the age group newborn to two years and are generally sold to national accounts and independent retailers.  Kids Line products consist primarily of infant bedding and related nursery accessories, such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art. Sassy has concept groupings such as bath toys and accessories, developmental toys, feeding utensils and bowls, bottles, bibs, soft toys, mobiles and feeders, and recently entered the baby gear category.  LaJobi designs, imports and sells infant and juvenile furniture and related products (including cribs, changing tables, dressers, hutches, armoires, bookcases and end tables, mattresses and changing pads).  CoCaLo designs, outsources, markets and distributes infant bedding (including crib bumpers, blankets, crib sheets and dust ruffles) and related accessories (including wall hangings, musical mobiles, blankets, diaper stackers, valances, wall paper borders, lamps, shades, nightlights, switch plates, decorative pillows and rugs).

The Company’s gift segment designs, manufactures through third parties and markets a wide variety of gift products to mass market, toy, specialty, food, drug and independent retailers throughout the United States and throughout the world via the Company’s domestic and international wholly-owned subsidiaries and independent distributors.

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

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

The acquisition of LaJobi has enabled the Company to expand its infant and juvenile segment and offer a more complete range of products for the baby nursery.

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

The purchase price has been allocated to the net assets acquired based on information currently available with regard to the value of such assets.  The estimated fair values contained herein are preliminary in nature, and may not be indicative of the final purchase price allocation.  Accordingly, the final determination of fair value could result in an increase or decrease in amortization expense in future periods from the amounts currently estimated.

The following table summarizes the preliminary allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed at the date of the acquisition of the Business. This initial purchase price allocation will be finalized during the fourth quarter ending December 31, 2008. The fair values are as follows:

At April 2, 2008
(in thousands)
Assets acquired:
Current assets	$14,556
Property, plant and equipment	243
Other assets	61
Goodwill	9,425
Customer relationships	12,700
Trademarks	18,700
Royalty agreements	2,284
Backlog	600
Total assets acquired	58,569
Liabilities assumed:
Accounts payable	2,391
Accrued expenses	2,156
Other long term liabilities	1,978
Net assets acquired	$52,044

Goodwill of $9,425,000 was assigned to the Company’s infant and juvenile segment for the Business. The aggregate amount of goodwill and intangible assets expected to be deductible for tax purposes is estimated to be $43,709,000.

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

The acquisition of CoCaLo has enabled the Company to expand its infant and juvenile segment and offer a more complete range of products for the baby nursery.

The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million, minus (ii) the aggregate Debt of CoCaLo outstanding at Closing (including accrued interest) of $4.0 million, minus (iii) specified transaction expenses ($0.3 million), plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three year period from the Closing Date. The CoCaLo Buyer will also pay the Additional Earnout Payments, if payable as described below.

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

The purchase price has been allocated to the net assets acquired based on information currently available with regard to the value of such assets.  The estimated fair values contained herein are preliminary in nature, and may not be indicative of the final purchase price allocation.  Accordingly, the final determination of fair value could result in an increase or decrease in amortization expense in future periods from the amounts currently estimated.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed at the date of the CoCaLo acquisition. This initial purchase price allocation will be finalized during the fourth quarter ending December 31, 2008. The fair values are as follows:

At April 2, 2008
(000’s)
Current assets	$9,272
Property, plant and equipment	164
Customer relationships	2,700
Trademarks	8,000
Backlog	100
Total assets acquired	20,236
Liabilities assumed	1,992
Net assets acquired	$18,244

The excess value received of $628,000 above the purchase price was recorded in other long term liabilities and will be recognized in the consolidated financial statements upon the settlement of the contingent purchase consideration as a reduction of goodwill or an extraordinary gain.

The intangibles were assigned to the Company’s infant and juvenile segment for the purchase of CoCaLo. The aggregate amount of intangible assets expected to be deductible for tax purposes is estimated to be $10,800,000.

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2007 and nine months ended September 30, 2008 assumes the acquisition of CoCaLo and LaJobi occurred as of January 1 of each period (in thousands).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007	2008
Net sales	$122,426	$300,613	$294,194
Net income (loss)	$14,796	$17,584	$(1,284)
Net income (loss) per share:
Basic	$0.70	$0.85	$(0.06)
Diluted	$0.69	$0.84	$(0.06)

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

Stock Plans

As of September 30, 2008, the Company maintained the Russ Berrie and Company, Inc. Equity Incentive Plan (the “EI Plan”) and the Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”).  As of September 30, 2008 there were an aggregate of 1,477,769 shares of common stock reserved for issuance under the EI Plan and the 2004 ESPP.  The Company also continues to have options outstanding (although no further grants can be made) under certain equity plans that it previously maintained, including without limitation the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Plan”)(collectively, the “Predecessor Plans” and together with the EI Plan, the “Plans”).  In addition, the Company may issue stock options outside of the plans discussed above. As of September 30, 2008, there were 370,000 stock options outstanding that were granted outside these plans.  The exercise price for equity awards issued under the Plans or otherwise is generally equal to the closing price of the Company’s common stock as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from one to five years from the grant date as provided in the specific grant. Options generally expire 10 years from the date of grant.

The Board of Directors (the “Board”) adopted the EI Plan on June 3, 2008, subject to approval by its shareholders, which was obtained at the 2008 Annual Meeting of Shareholders held on July 10, 2008 (the “2008 Meeting”).  The 2004 Option Plan was terminated as of the date of the 2008 Meeting, and no further awards under the 2004 Option Plan may be made thereafter.  The EI Plan provides for awards in any one or a combination of:  (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights.  Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended).  All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion.  Award agreements must be executed by the Company and a participant in order for the award covered by such agreement to be effective.  A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan.  Options to purchase an aggregate of 105,000 shares of the Company’s Common Stock were granted to directors under the EI Plan as of July 10, 2008.

The Board adopted the Russ Berrie and Company, Inc. 2009 Employee Stock Purchase Plan (the “2009 ESPP”) on June 3, 2008, subject to approval by holders of a majority of the shares of Common Stock voting at the 2008 Meeting.  The 2009 ESPP, which is similar to the 2004 ESPP, will become effective on January 1, 2009, immediately after the 2004 ESPP terminates by its terms on December 31, 2008.  A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP.

Stock Options

The following table summarizes activity regarding outstanding options as of September 30, 2008, and changes during the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price per Option	Option Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Options outstanding at December 31, 2007	1,775,417	$18.20	$11.19 - $34.80	7.2	$1,400
Granted	256,000	$11.50	$7.28 - $14.83	4.5	$—
Exercised	—	—	—
Forfeited/cancelled	(29,638)	$22.15	$16.77 - $34.05
Options outstanding at September 30, 2008	2,001,779	$17.28	$7.28 - $34.80	6.2	$—
Vested and exercisable at September 30, 2008	1,165,679	$18.99	$11.19 - $34.80	5.6	$—

During the three months ended March 31, 2008, 100,000 options were granted to our Chief Executive Officer pursuant to the terms of his employment agreement with the Company.  During the three months ended June 30, 2008, 51,000 additional stock options and 7,900 shares of restricted stock were granted to employees.  During the three months ended September 30, 2008, 105,000 stock options were granted to directors under the Company’s new EI Plan, each at an exercise price of $7.28. During the three months ended September 30, 2007 there were 17,500 stock options and 4,475 shares of restricted stock granted under the 2004 Option Plan. No options or shares of restricted stock were granted in either the first or second quarters of 2007.

Share-based compensation expense related to the Company’s stock options recorded in selling, general and administrative expense for the three and nine months ended September 30, 2008 was approximately $222,000 and $675,000, respectively. Share-based compensation expense related to the Company’s stock options, recorded in selling, general and administrative expense for the three and nine months ended September 30, 2007, was approximately $15,000 and $26,000, respectively. Share-based compensation expense related to the Company’s outstanding restricted stock, recorded in selling, general and administrative expense for the three and nine months ended September 30, 2008, was approximately $185,000 and $548,000, respectively. Share-based compensation expense related to restricted stock for the three and nine months ended September 30, 2007 was approximately $2,000.  No

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

compensation cost related to equity grants was capitalized (in inventory or any other assets) as of September 30, 2008 and 2007. For the three and nine months ended September 30, 2008 and 2007, there were no excess tax benefits recognized as a result of share-based compensation exercises.

The assumptions used to estimate the fair value of the stock options granted during the nine months ended September 30, 2008 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2008
Dividend Yield	—
Risk-free Interest Rate	3.06%
Volatility	40.51%
Expected Life (years)	5

Non-vested Stock Options and Restricted Stock

As of September 30, 2008, there was approximately $3.4 million of total unrecognized compensation cost related to 836,100 non-vested stock options. This cost is expected to be recognized over a weighted-average period of 3.9 years.

A summary of the Company’s non-vested stock options at September 30, 2008 and changes during the nine months ended September 30, 2008 are presented below:

Non-vested stock options	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2007	618,600	$16.41
Granted	256,000	$11.50
Vested	(23,500)	$15.88
Forfeited	(15,000)	$16.77
Non-vested at September 30, 2008	836,100	$14.91

During the year ended December 31, 2007, there were 170,675 shares of restricted stock issued under the 2004 Option Plan, 169,800 of which remain non-vested These restricted stock grants have vesting periods ranging from three to five years, with fair values at date of grant ranging from $13.65 to $16.77 per share. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock on the date the award is made. There were 7,900 shares of restricted stock granted during the second quarter of 2008.

A summary of the Company’s non-vested restricted stock grants at September 30, 2008 and changes during the nine months ended September 30, 2008 are presented below:

Non-vested restricted stock grants	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted at December 31, 2007	170,675	$16.31
Granted	7,900	$13.65
Vested	(875)	$14.90
Forfeited	—	$—
Restricted at September 30, 2008	177,700	$16.20

As of September 30, 2008, the total remaining unrecognized compensation cost related to outstanding shares of restricted stock was approximately $2.2 million, and is expected to be recognized over a weighted-average period of 3.1 years.

Employee Stock Purchase Plan

Under the 2004 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount.  Pursuant to this plan, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant.  In

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

each plan year, an eligible employee may elect to participate in the plan by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation.  No employee shall have the right to purchase the Company’s common stock under the 2004 ESPP which has a fair value in excess of $25,000 in any plan year.  The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year.  If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee, and his or her option expires.  As of September 30, 2008, the 2004 ESPP had approximately 80,269 shares reserved for future issuance.

Total share-based compensation expense related to the 2004 ESPP was approximately $45,000 and $134,000 for the three and nine months ended September 30, 2008, respectively. Total share-based compensation expense related to the 2004 ESPP was approximately $38,000 and $113,000 for the three months and nine months ended September 30, 2007, respectively.

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

NOTE 4 - WEIGHTED AVERAGE COMMON SHARES

The weighted average common shares outstanding included in the computation of basic and diluted net income/loss per share is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	21,300	21,157	21,300	21,105
Dilutive effect of common shares issuable upon exercise of stock options	10	161	—	152
Weighted average common shares outstanding assuming dilution	21,310	21,318	21,300	21,257

The computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2008 did not include options to purchase approximately 2.0 million shares of common stock because the exercise prices were greater than the average market price of the common stock during such period. The computation of diluted net income (loss) per common share for the nine months ended September 30, 2008 did not include options to purchase approximately 38,000 shares of common stock because there was a net loss for such period and inclusion of such shares would be anti-dilutive.

For the three and nine months ended September 30, 2007, approximately 0.8 million stock options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such period.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEBT

Consolidated long-term debt at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Term Loan (Infantline Credit Agreement)	$92,800	$43,500
Note Payable(CoCaLo purchase)	1,478	—
Total	94,278	43,500
Less current portion	14,933	11,500
Long-term debt	$79,345	$32,000

At September 30, 2008, there was approximately $23.1 million borrowed under the New Revolving Loan, and approximately $6.4 million borrowed under the Giftline Revolver (each as defined below), all of which is classified as short-term debt.  At December 31, 2007, there was approximately $15.5 million borrowed under the Original Revolving Loan (as defined below) and approximately $7.8 million borrowed under the Giftline Revolver, all of which is classified as short-term debt.

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

The commitments under the Amendment consist of (a) a $75.0 million revolving credit facility (the “New Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $100.0 million term loan facility (the “New Term Loan”). The Infantline Borrowers drew down $31.0 million under the New Revolving Loan and the entire $100 million available under the New Term Loan on the Closing Date, in order to finance the acquisitions of LaJobi and CoCaLo, and pay related

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

transaction expenses of such acquisitions and the Amendment, and to reallocate the existing indebtedness among the bank syndicate.  The scheduled maturity date has been extended from March 14, 2011 to April 1, 2013 (subject to customary early termination provisions).  The principal of the Original Term Loan was to be repaid on a monthly basis as follows: $9.0 million for each of years 1-2; $12.0 million for year 3; and $15.0 million for each of years 4-5.  Pursuant to the Amendment, the principal of the New Term Loan will be repaid, on a quarterly basis, at an annual rate of $14.4 million per year, commencing June 30, 2008 thru June 30, 2012 with $31.6 million due on April 1, 2013.

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

The applicable interest rate margins as of September 30, 2008 were: 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of September 30, 2008 were as follows:

	At September 30, 2008
	LIBOR Loans	Base Rate Loans
Infantline Revolver	5.22%	6.25%
Infantline Term Loan	5.22%	6.25%

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

The Amendment contains customary affirmative and negative covenants.  as well as the following financial covenants: (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) an annual capital expenditure limitation.  Upon the occurrence of an event of default under the Amendment, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Amendment to be immediately due and payable.  The Infantline Borrowers were in compliance with all applicable financial covenants in the Amendment as of September 30, 2008.

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

The Revolving Loan availability at September 30, 2008 was $27.2 million.

Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Infantline Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt.  However, because the Company did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through operations each period.  Changes between its cost and its fair value as of September 30, 2008 resulted in an expense of approximately $125,000 for the three months ended September 30, 2008, resulting in a net $33,000 of income for the nine months ended September 30, 2008, and such amounts are included in interest expense in the respective consolidated statements of operations.

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

Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of September 30, 2008, the outstanding balance on the Giftline Revolver was $6.4 million, there was no outstanding balance on the Canadian Revolving Loan (see Section C below), and there was $1.1 million utilized under the Canadian sub-facility for letters of credit. At September 30, 2008, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $2.7 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of September 30, 2008 were 2.25% for LIBOR Loans and 0.25% for Base Rate Loans. As of September 30, 2008, the interest rate was 5.25% for the one outstanding Base Rate loan ($0.4 million) and 5.44% for one outstanding LIBOR loan ($6.0 million).

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

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Amendment. The Giftline Credit Agreement originally contained the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended June 30, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending September 30, 2006. The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date. The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any month, may not be less than 1.1:1.0. This covenant is only applicable, however, if during the three month period then ending on such date of determination (the “Test Period”) Revolving Loan Availability (defined above) was less than $3.5 million for any three (3) consecutive business day period (the “Test Condition”). If compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition. The Company’s availability was not less than $3.5 million during the quarter ended September 30, 2008 and the Fixed Charge Coverage Ratio was not applicable during the quarter. As of September 30, 2008, the Company was in compliance with the applicable financial covenants contained in the Giftline Credit Agreement.

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

C. Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Amendment will not constitute a default under the Canadian Credit Agreement. There were no borrowings under the Canadian Revolving Loan as of September 30, 2008 and December 31, 2007.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin. As of September 30, 2008 and December 31, 2007, there was no Base Rate or Libor Loans outstanding under the Canadian Credit Agreement.

D. Russ Berrie (UK) Limited Business Overdraft Facility

On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank. The Facility, as amended, consists of a maximum credit line of £1.5 million. Interest is charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit. The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited. The Facility was established to assist in meeting the working capital requirements of Russ Berrie UK Limited. As of September 30, 2008 and December 31, 2007, there were no borrowings outstanding under the Facility.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2008, all of the Company’s goodwill (approximately $130.2 million) was recorded in the infant and juvenile segment and results from the acquisitions of: LaJobi Inc. in April 2008; Kids Line, LLC in 2004; and Sassy in 2002. As a result of the acquisition of LaJobi, the carrying amount of goodwill increased by $9.4 million during the nine months ended September 30, 2008.

The significant components of intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	September 30, 2008	December 31, 2007
Sassy trade name	Indefinite life	$7,100	$7,100
Applause trade name	Indefinite life	7,646	7,646
Kids Line customer relationships	Indefinite life	31,100	31,100
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,700	—
LaJobi customer relationships	20 years	12,382	—
LaJobi royalty agreements	4.2 years	1,864	—
CoCaLo trade name	Indefinite life	8,000	—
CoCaLo customer relationships	20 years	2,632	—
Other intangible assets	0.83 years	274	26
		$94,998	$51,172

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets as of September 30, 2008 and December 31, 2007 include Kids Line non-compete agreements, which are being amortized over four years, a patent and, for the three and nine months ended September 30, 2008, backlog for LaJobi and CoCaLo which are being amortized over nine months.  Amortization expense of $159,000 and $318,000 was recorded in the three and nine months ended September 30, 2008, respectively, for the customer relationships of LaJobi, based upon a preliminary valuation. Amortization expense of $34,000 and $68,000 was recorded in the three and nine months ended September 30, 2008, respectively, for the customer relationships of CoCaLo, based upon a preliminary valuation. Upon finalization of such valuation, any adjustment to the amortization expense will be adjusted in subsequent periods. Aggregate amortization expense, which includes LaJobi and CoCaLo for the second and third quarters of 2008, was approximately $644,000 and $1,287,000 for the three and nine months ended September 30, 2008, respectively. Amortization expense was approximately $406,000 and $424,000 for the three and nine months ended September 30, 2007, respectively.

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist.  The Company’s annual impairment testing is performed as of December 31 of each year.

NOTE 7 – IMPAIRMENTS

During the third quarter of fiscal 2007, due to the adverse impact of foreign exchange rates on the MAM Babyartikel GmbH distribution agreement, the Company performed an analysis of the value of certain of its intangible assets.  In connection with this analysis and the preparation of the Company’s financial statements for the three and nine months ended September 30, 2007, the Company concluded that an impairment charge was required under generally accepted accounting principles relating to the value of a distribution agreement between Sassy and MAM Babyartikel GmbH. Based upon the fair values derived using a discounted cash flows analysis, an impairment charge of $3.6 million was reflected in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2007, which was recorded in cost of goods sold in the Company’s infant and juvenile segment.  Based upon a valuation analysis prepared during the third quarter of 2007, the Company had determined that the MAM Agreement is a finite-lived asset and, as such, was to be amortized over an 8.5 year life.

In connection with the preparation of the Company’s financial statements for the second quarter of 2008, stemming from deteriorating macro-economic factors and declining revenues in the gift segment during the first half of 2008, as well as current and projected shortfalls of cash flows from the gift segment, the Company conducted an impairment test of the gift segment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As a result of this review, the Company determined that the fixed assets in the gift segment were impaired and, accordingly, the Company recorded an aggregate impairment charge of approximately $7.0 million in the second quarter of 2008.   Also during the second quarter of 2008, the Company recorded a non-cash charge of $1.0 million related to the write-off of Shining Stars website development expenses, resulting from the Company’s agreement with the licensor to return to the licensor the operational responsibility of the website in exchange for reduced future royalties and the elimination of future web-site responsibility.

NOTE 8 – SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments: (i) the infant and juvenile segment, which as of September 30, 2008 is comprised of Kids Line, Sassy, LaJobi and CoCaLo and (ii) the Company’s gift segment.  This segmentation of the Company’s operations reflects how the Company’s chief operating decision makers currently view the results of operations.  There are no inter-segment revenues to eliminate.  Corporate assets and overhead expenses are included in the gift segment. See Note 2 for a description of the recent acquisitions of LaJobi and CoCaLo in the infant and juvenile segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Infant and juvenile: (A)
Net sales	$69,803	$45,171	$173,646	$120,724
Selling, general and administrative expenses	11,896	6,663	31,917	20,142
Operating income (loss) (F)	10,934	7,079	26,271	22,541
Other income (expense)	(2,110)	(715)	(5,435)	(3,041)
Depreciation and amortization	850	426	1,844	789
Income before income tax provision	$8,824	$6,364	$20,836	$19,500
Gift:
Net sales	$38,272	$55,757	$98,046	$125,991
Selling, general and administrative expenses(B)	17,119	20,469	60,379	59,128
Operating income (loss) (B) (D) (E)	(954)	6,148	(20,511)	(1,757)

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other income (expense)	313	(1)	661	34
Depreciation and amortization (C)	122	880	2,786	2,861
Loss before income tax provision	$(641)	$6,147	$(19,850)	$(1,723)
Consolidated:
Net sales	$108,075	$100,928	$271,692	$246,715
Selling, general and administrative expenses (B)	29,015	27,132	92,296	79,270
Operating income (B) (D) (E) (F)	9,980	13,227	5,760	20,784
Other income (expense)	(1,797)	(716)	(4,774)	(3,007)
Depreciation and amortization (C)	972	1,306	4,630	3,650
Income before income tax provision	$8,183	$12,511	$986	$17,777

(A)  LaJobi and CoCaLo were acquired on April 2, 2008 and, accordingly, only six months of activity are included in this summary.

(B)  The nine months ended September 30, 2008, includes an impairment charge of  $7.0 million for the write-down of fixed assets in the gift segment. Of this amount, $6.7 million was recorded in selling, general and administrative expense and $0.3 million was recorded in cost of sales.

(C)  The nine months ended September 30, 2008 includes a $1.0 million charge, recorded in cost of goods sold, related to the write-off of Shining Stars website development expenses.

(D)  The nine months ended September 30, 2008 includes a $1.6 million inventory charge in connection with the unfavorable results of a voluntary quality test on a certain gift segment product.

(E)   For the three and nine months ended September 30, 2007, operating income (loss) for the gift segment is impacted by charges of $0.8 million for additional inventory reserves, as well as personnel costs associated with its foreign operations.

(F)   For the three and nine months ended September 30, 2007, cost of goods sold for the infant and juvenile segment includes an impairment charge of $3.6 million related to the MAM distribution agreement.

Total assets of each segment were as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Infant and juvenile	$321,045	$236,597
Gift	77,847	104,911
Total	$398,892	$341,508

Concentration of Risk

As disclosed in the notes to the consolidated financial statements included in the 2007 Form 10-K, approximately 82% of the Company’s  2007 purchases are attributable to manufacturers in the People’s Republic of China.  The supplier accounting for the greatest dollar volume of purchases in 2007 accounted for approximately 19% and the five largest suppliers accounted for approximately 44% in the aggregate.  The Company utilizes approximately 75 manufacturers in Eastern Asia and believes that there are many alternative manufacturers for the Company’s products and sources of raw materials.  As a result, the Company does not believe there is a concentration of risk associated with any significant manufacturing relationship.

With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 31.8% and 33.7% of the Company’s consolidated net sales during the three and nine month periods ended September 30, 2008, respectively, and 26.4% and 25.3% for the three and nine month periods ended September 30, 2007, respectively.

NOTE 9 - FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At September 30, 2008, the Company’s forward contracts had expiration dates which ranged from one to six months.

The Company accounts for its forward exchange contracts as an economic hedge, with subsequent changes in fair value recorded in the Consolidated Statements of Operations.  Unrealized gains of $0.3 million relating to forward contracts are included in

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

other current assets on the balance sheet at September 30, 2008 and December 31, 2007. Unrealized losses of $0.1 million are included in other current liabilities at December 31, 2007.

The Company has forward contracts to exchange British pounds, Canadian dollars and Australian dollars for United States dollars with notional amounts of $3.1 million and $9.7 million as of September 30, 2008 and December 31, 2007, respectively. The Company has forward contracts to exchange United States dollars to Euros with notional amounts of $0.6 million and $2.8 million as of September 30, 2008 and December 31, 2007, respectively. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.  See Note 10 below for information with respect to the fair value of financial instruments, including the Company’s forward exchange contracts.

NOTE 10 – FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 157 on January 1, 2008, the first day of its 2008 fiscal year, for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period.  SFAS No. 157 defines fair value of assets and liabilities as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value.

Financial assets and liabilities are measured using inputs from the three levels of the SFAS No. 157 fair value hierarchy. The three levels are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Most of the Company’s assets and liabilities fall within Level 2 and include foreign exchange contracts and interest rate swap agreements. The fair value of foreign currency and interest rate swap contracts are based on third-party market maker valuation models that discount cash flows resulting from the differential between the contract rate and the market-based forward rate or curve capturing volatility and establishing intrinsic and carrying values.

Level 3—Unobservable inputs that reflect our assessment about the assumptions that market participants would use in pricing the asset or liability. The Company currently has no Level 3 assets or liabilities that are measured at a fair value on a recurring basis.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s foreign exchange contracts and interest rate swap agreement as of September 30, 2008 (in thousands):

		Fair Value Measurements as of September 30, 2008
	September 30, 2008	Level 1	Level 2	Level 3
Forward Exchange Contracts	$345	$—	$345	$—
Interest Rate Swap Agreement	$33	$—	$33	$—

Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying value of the Company’s term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There have been no material changes to the Company’s valuation techniques during the nine months ended September 30, 2008.

NOTE 11 - COMPREHENSIVE INCOME (LOSS)

Comprehensive Income (Loss), representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income (loss) for the three and nine months ended September 30, 2008 and 2007 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$8,205	$14,307	$(1,934)	$17,218
Other comprehensive income:
Foreign currency translation adjustments	(2,587)	1,046	(2,035)	2,560
Comprehensive income (loss)	$5,618	$15,353	$(3,969)	$19,778

NOTE 12 – INCOME TAXES

In July 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and in May 2007 issued FASB Staff Position (“FSP”) FSP FIN 48-1.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.  A tax benefit from an uncertain position was previously recognized if it was probable of being sustained.  Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash or the relevant statute will expire within twelve months of the reporting date.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company did not make any adjustments to its opening balance sheet related to the implementation of FIN 48, other than to reclassify the portion of its tax liabilities to non-current which the Company did not anticipate will settle, or for which the statute of limitations will not close, in the next twelve months, and the Company did not make any adjustments to its opening retained earnings related to the implementation of FIN 48.

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLS”).  At September 30, 2008, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $9.6 million, including approximately $0.1 million of accrued interest.  The Company has various tax attributes such as NOL’s, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions.

(in thousands)
Balance at January 1, 2008	$13,394
Increases related to prior year tax positions	5
Decreases related to prior year tax positions	0
Increases related to current year tax positions/settlements	0
Lapse of statute of limitations	(3,778)
Balance at September 30, 2008	$9,621

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction.  Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $5.2 million within twelve months of September 30, 2008.  If recognized, approximately $0.2 million of the decrease would impact the Company’s effective tax rate.  For the remaining amounts, the Company anticipates that the valuation allowances of the deferred tax assets associated with various tax attributes such as foreign tax credit carryforwards and charitable contribution carryforwards would be increased.

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

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line.  Most of these agreements are for three year terms with extensions if agreed to by both parties.  Several of these agreements require prepayments of certain minimum guaranteed royalty amounts.  The amount of minimum guaranteed royalty payments with respect to all license agreements through the end of their current terms aggregates approximately $9.0 million, of which approximately $4.7 million remained unpaid at September 30, 2008, substantially all of which is due prior to December 31, 2009. Royalty expense for the three and nine months ended September 30, 2008 was $1.6 million and $4.9 million, respectively, as compared to $3.1 million and $6.3 million for the three and nine months ended September 30, 2007, respectively.

In connection with the Company’s purchase of the LaJobi Business and CoCaLo, the aggregate purchase price with respect to each such purchase includes a potential payment of earnout consideration as more fully described in Note 2.  The Company cannot currently determine the amount of such earnout consideration, if any, that may be required to be paid pursuant to either the Asset Agreement or Stock Agreement.

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.   In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  As of June 30, 2008, the Company did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The impact of the adoption of SFAS No. 157 for financial assets and liabilities was not material to its consolidated interim financial statements.  The expanded disclosures about fair value measurements for financial assets and liabilities on a recurring basis are presented in Note 10.  The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, the Company does not anticipate it will materially impact its consolidated financial position, results of operations and cash flows.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

An employee of the Company, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to the Company for goods being shipped from Asian ports. The Company used this service commencing April 2008. For the three and nine months ended September 30, 2008, the Company incurred costs totaling approximately $219,000 and $426,000, respectively, related to the services provided.

The same employee of the Company has utilized since April 2008 a portion of one of the Company’s warehouses to store and ship merchandise unrelated to the Company’s business. The employee reimburses the Company for expenses incurred in connection with this arrangement. For the three and nine months ended September 30, 2008, the Company received reimbursements totaling approximately $36,000 and $73,000, respectively, for the space and services provided.

In addition, certain of our principal stockholders own significant equity stakes in certain customers of the Company.  In particular:

(1)     D. E. Shaw Laminar Portfolios, L.L.C. ("Laminar") owns approximately 20% of the outstanding shares of the Company's Common Stock, and an affiliate of Laminar owns a majority equity interest in FAO Schwarz ("FAO"), a customer of the Company with purchases of approximately $703,000 and $723,000 during the three and nine month periods ended September 30, 2008 and purchases of approximately $51,000 and $123,000 during the three and nine month periods ended September 30, 2007.  Ms. Krueger, a director of the Company and a Laminar designee to the Company's Board, is a vice president of D. E. Shaw & Co., L.P. ("DES"), an affiliate and investment advisor of Laminar, and a director of FAO.  Mr. Benaroya, the Chairman of the Board of the Company, is also the Chairman of the Board of FAO and, as previously disclosed, is a consultant for DES.

(2)     Investment entities and accounts managed and advised by Prentice Capital Management, L.P. (“Prentice”) own approximately 20% of the outstanding shares of the Company's Common Stock, and Prentice indirectly owns a majority equity interest in KB Toys, Inc. ("KB"), a customer of the Company with purchases of approximately $17,000 and $49,000 during the three and nine month periods ended September 30, 2008 and purchases of approximately $654,000 and $862,000 during the three and nine month periods ended September 30, 2007.  Mr. Ciampi, a director of the Company and a Prentice designee to the Company's Board, is a partner of Prentice and the Chairman of the Board of KB.

The Company believes that arrangements with FAO, KB and other customers are negotiated on an arms-length basis without regard to such relationships.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 10-K”), and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, in each case including the consolidated financial statements and notes thereto.

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

The Company’s revenues are primarily derived from sales of its products.  For the three months ended September 30, 2008, 64.6% of revenues were generated by the infant and juvenile segment and 35.4% of revenues were generated by the gift segment, as compared to 44.8% and 55.2%, respectively, for the same period in the prior year.  The increase in the percentage of sales generated by the infant and juvenile segment largely reflects the acquisitions of LaJobi and CoCaLo in April 2008.

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

We believe that we continue to make progress in successfully implementing this strategy.  Specifically, as a result of our renewed focus on growth through the exploration of strategic acquisitions, on April 2, 2008, we consummated the acquisitions of each of: (i) the assets of LaJobi Industries, Inc. and (ii) CoCaLo, Inc.  These acquisitions have helped to expand our infant and juvenile segment, and enable us to offer a more complete range of products for the baby nursery.  In connection with such acquisitions, the Company amended and restated the Infantline Credit Agreement (defined below) to amend such agreement in order to, among other things, increase the facilities available thereunder and to permit the acquisitions of LaJobi and CoCaLo. See “Liquidity and Capital Resources” below under the sections captioned “Recent Acquisitions and Financings”.

With respect to our gift business, we continue to focus on creating compelling new products in product categories where we believe we can command an authoritative position.  However, largely as a result of deteriorating macro-economic conditions and various competitive factors, including the decline in Shining Stars revenues that was anticipated and previously disclosed by the Company resulting in part from the popularity of other dimensional products that include a virtual play component, revenues in our gift segment have declined during the first nine months of 2008.  The Company believes that this decline is consistent with overall trends in gift industry product sales, as well as the aforementioned decline in Shining Stars sales from 2007.  As a result of current and projected cashflow shortfalls in the gift segment and other gift industry trends, the Company initiated an analysis of the carrying value of certain long-lived assets in the gift segment, which analysis resulted in a non-cash impairment charge recorded in the quarter ended June 30, 2008, as described in “Results of Operations – Nine Months Ended September 30, 2008 and 2007” below. See “Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the impairment charge and “Liquidity and Capital Resources” below for a discussion of the liquidity of the gift segment for future periods.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The Company’s consolidated net sales for the three months ended September 30, 2008 increased 7.1% to $108.1 million compared to $100.9 million for the three months ended September 30, 2007, primarily as a result of an increase in infant and juvenile segment net sales of $24.4 million. This increase was primarily attributable to the inclusion of sales generated by LaJobi and CoCaLo in the third quarter of 2008 and sales growth at Kids Line, partially offset by a decrease in gift segment net sales of $17.5 million for the third quarter as compared to the third quarter of 2007.

Net sales for the infant and juvenile segment for the three months ended September 30, 2008 increased 54.5% to $69.8 million, compared to $45.2 million for the three months ended September 30, 2007, primarily resulting from sales generated by LaJobi and CoCaLo. The Company’s gift segment net sales for the three months ended September 30, 2008 decreased 31.4% to $38.3 million compared to $55.8 million for the three months ended September 30, 2007, primarily as a result of decreases in sales of Shining Star products and further weakness in the gift market as a result of the continuing economic slowdown. Net sales in the Company’s gift segment were favorably impacted by approximately $0.1 million for the three months ended September 30, 2008 as a result of foreign exchange rate gains.

Consolidated gross profit percentage was 36.1% of consolidated net sales for the three months ended September 30, 2008 as compared to 40.0% for the three months ended September 30, 2007, which was the result of a decrease in the gift segment of 5.5% offset by an increase in the infant and juvenile segment of 2.3%. Gross profit for the Company’s infant and juvenile segment increased to 32.7% of net sales for the three months ended September 30, 2008, compared to 30.4% of net sales for the three months ended September 30, 2007, primarily as a result of a $3.6 million impairment charge related to the MAM distribution agreement incurred in the three months ended September 30, 2007.  Gross profit percentage for the Company’s gift segment decreased to 42.2% of net sales for the three months ended September 30, 2008 as compared to 47.7% of net sales for the three months ended September 30, 2007, primarily as a result of: (i) an additional inventory reserve of $0.6 million recorded in the September 30, 2008 quarter; (ii) higher margins achieved in the third quarter of 2007 due to Shining Star sales that commanded a higher margin; and (iii) the greater impact of fixed costs in the gross profit percentage in the quarter ended September 30, 2008 due to lower sales volume as compared to the prior year quarter.

Consolidated selling, general and administrative expense was $29.0 million, or 26.8% of consolidated net sales, for the three months ended September 30, 2008, compared to $27.1 million, or 26.9% of consolidated net sales, for the three months ended September 30, 2007.  The primary reason for this increase in absolute terms was the acquisitions of LaJobi and CoCaLo, offset by the reduction of selling expense related to lower gift segment sales volume and the elimination in 2008 of advertising expense incurred in the rollout of Shining Stars product in the third quarter of 2007. Selling, general and administrative expense in the Company’s infant and juvenile segment increased from $6.7 million, or 14.8% of net sales, in the third quarter of 2007, to $11.9 million, or 17.0% of net sales, in the third quarter of 2008, primarily as a result of: (i) the acquisitions of LaJobi and CoCaLo; (ii) increased product development costs; and (iii) advertising expense incurred to support growth in the infant and juvenile segment. Selling, general and administrative expense in the Company’s gift segment was $17.1 million, or 44.7% of net sales, in the third quarter of 2008 as compared to $20.5 million, or 36.7% of net sales, in the prior year period primarily for the reasons set forth above.

Consolidated other expense was $1.8 million for the three months ended September 30, 2008 compared to $0.7 million for the three months ended September 30, 2007, or an increase of $1.1 million. Other expense in the Company’s infant and juvenile segment increased by $1.4 million to $2.1 million in the third quarter of 2008 compared to $0.7 million in the prior year period as a result of additional borrowing costs related to the expanded infant and juvenile credit facility. Other income in the Company’s gift segment for the three months ended September 30, 2008 was $0.3 million compared to zero for the prior year period primarily due to gains from foreign currency exchange in 2008.

The Company recorded a consolidated tax benefit of approximately $22,000 and $1.8 million for the three months ended September 30, 2008 and 2007, respectively.  The Company recorded a deferred tax liability associated with the tax amortization of intangible assets related to the Kids Line, Sassy, LaJobi, CoCaLo and Applause acquisitions of approximately $1.4 million and $1.0 million for the three months ended September 30, 2008 and 2007 respectively.  The deferred tax liability for the three months ended September 30, 2007 was offset by a tax benefit of approximately $1.4 million associated with the impairment of the MAM distribution agreement.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company’s deferred tax assets.  The Company recorded full valuation allowances against those deferred tax assets as management believed it was more likely than not that those deferred tax assets would not be realized.  This deferred tax expense was offset by a tax benefit of approximately $1.6 million and $1.1 million for the three months ended September 30, 2008 and 2007 respectively, related to an adjustment of the Company’s liability for uncertain tax positions under FIN 48 related to the statute of limitations expiring on the Company’s 2004 and 2003 federal income tax returns respectively.  The Company recorded approximately $0.1 million of state income tax expense for the three months ended September 30, 2008 related to profitable operations in New Jersey, and foreign tax expense of approximately $0.1 million and $0.7 million for the three months ended September 30, 2008 and 2007 respectively, related to profitable operations in Hong Kong and Australia.  For the three months ended September 30, 2007 the Company recorded a tax benefit of $1.0 million related to a reduction in the valuation allowance related to its foreign tax credit carryforwards which the Company estimated it would be able to utilize in 2007.

As a result of the foregoing, consolidated net income for the three months ended September 30, 2008 was $8.2 million, or $0.39 per diluted share, compared to consolidated net income of $14.3 million, or $0.67 per diluted share, for the three months ended September 30, 2007.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The Company’s consolidated net sales for the nine months ended September 30, 2008 increased 10.1% to $271.7 million compared to $246.7 million for the nine months ended September 30, 2007, as a result of an increase in the infant and juvenile segment net sales of $52.9 million.  This increase is attributable to the acquisitions of LaJobi and CoCaLo and sales growth at both Kids Line and Sassy, partially offset by a decrease in gift segment net sales of $27.9 million for the nine months as compared, to the nine months of 2007.

Net sales for the infant and juvenile segment for the nine months ended September 30, 2008 increased 43.8% to $173.6 million, compared to $120.7 million for the nine months ended September 30, 2007, primarily resulting from the acquisitions of LaJobi and CoCaLo, as well as sales increases at both Sassy and Kids Line.  Sales increases at Sassy and Kids Line accounted for a 5.3% increase in the infant and juvenile segment during the first nine months of 2008, as compared to the same period in the prior year, and  were generated primarily by new product introductions and growth in international sales. The Company’s gift segment net sales for the nine months ended September 30, 2008 decreased 22.2% to $98.0 million compared to $126.0 million for the nine months ended September 30, 2007, primarily as a result of (i) decreases in sales of Shining Stars products as compared to the nine months ended September 30, 2007; and (ii) further weakness in the gift market as a result of the continuing economic slowdown.  Net sales in the Company’s gift segment were favorably impacted by approximately $2.1 million for the nine months ended September 30, 2008 as a result of foreign exchange gains.

Consolidated gross profit percentage was 36.1% of consolidated net sales for the nine months ended September 30, 2008 as compared to 40.6% of consolidated net sales for the nine months ended September 30, 2007, which was the result of decreases in gross profit percentage in both segments as well as the impact of certain unusual charges in the gift segment during the second quarter of 2008, as described below.   Gross profit for the Company’s infant and juvenile segment decreased from 35.4% of net sales for the nine months ended September 30, 2007 to 33.5% of net sales for the nine months ended September 30, 2008, primarily as a result of competitive pricing pressure, increased raw material costs and product mix partially offset by the non-recurrence of a $3.6 million impairment charge related to the MAM distribution agreement incurred in the nine months ended September 30, 2007. Gross profit for the Company’s gift segment decreased to 40.7% of net sales for the nine months ended September 30, 2008 as compared to 45.5% of net sales for the nine months ended September 30, 2007. The decrease in the gift segment gross profit as a percentage of sales was primarily attributable to (i) the impact of a $1.6 million inventory charge recorded in the second quarter of 2008 in connection with unfavorable results of a voluntary quality test on a certain gift segment product, (ii) a $1.0 million non-cash charge related  to the write-off of Shining Star website development expenses, resulting from the Company’s agreement with the licensor to  return to the licensor the operational responsibility of the website in exchange for reduced future royalties and the elimination of future web-site responsibility; (iii) a non-cash impairment charge of $0.3 million in connection with a gift segment asset impairment described in the next paragraph; (iv) an additional inventory reserve of $0.6 million recorded in the September 30, 2008 quarter; (v) higher margins achieved in the nine months ended September 30, 2007 due to Shining Stars sales that commanded higher margins; and (vi) the greater impact of fixed costs in the gross profit percentage in the nine months ended September 30, 2008 due to lower sales volume.

Consolidated selling, general and administrative expense was $92.3 million, or 34.0% of consolidated net sales, for the nine months ended September 30, 2008, compared to $79.3 million, or 32.1% of consolidated net sales, for the nine months ended September 30, 2007.  The primary reason for this increase in both absolute and relative terms was an impairment charge of $7.0 million in the gift segment attributable to the write down of fixed assets, of which $6.7 million was recorded in selling, general and administrative expense for the quarter ended June 30, 2008 and $0.3 million was recorded in cost of sales.  Selling, general and administrative expense in the Company’s infant and juvenile segment increased from $20.1 million, or 16.7% of net sales during the nine months ended September 30, 2007, to $31.9 million, or 18.4% of net sales, in the nine months ended September 30, 2008, primarily as a result of the acquisitions of LaJobi and CoCaLo, increased product development costs and advertising expenses incurred to support growth in this segment. Selling, general and administrative expense in the Company’s gift segment increased to $60.4 million, or 61.6% of net sales, in the nine month period ended September 30, 2008 as compared to $59.1 million, or 46.9% of net sales, in the comparable prior year period.  As noted above, this increase was primarily the result of a $6.7 impairment charge recorded in the second quarter of 2008 in selling, general and administrative expense from the write-down of fixed assets.

Consolidated other expense was $4.8 million for the nine months ended September 30, 2008 compared to $3.0 million for the nine months ended September 30, 2007, or an increase of $1.8 million. Other expense in the Company’s infant and juvenile segment increased by $2.4 million to $5.4 million in the nine months ended September 30, 2008 compared to $3.0 million in the prior year period as a result of additional borrowing costs associated with the expanded infant and juvenile credit facility, the related write-off of $0.7 million of deferred financing and other costs incurred in connection with  the infant and juvenile credit facility that were charged directly to interest expense. Other income in the Company’s gift segment for the nine months ended September 30, 2008 increased to $0.7 million from $34,000 in the prior year period due to foreign exchange rate gains.

The Company recorded consolidated tax expense of approximately $2.9 million and $ 0.6 million for the nine months ended September 30, 2008 and 2007, respectively. The Company recorded a deferred tax liability associated with the tax amortization of intangible assets relating to the Kids Line, Sassy, LaJobi, CoCaLo and Applause acquisitions of approximately $4.0 million and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively.  The deferred tax liability for the three months ended September 30, 2007 was offset by a tax benefit of approximately $1.4 million associated with the impairment of the MAM distribution agreement.  These deferred tax liabilities are indefinite in nature for accounting purposes, and therefore cannot be offset by the Company’s deferred tax assets.  The Company recorded full valuation allowances against those deferred tax assets as management believed it was more likely than not that those deferred tax assets would not be realized.  This deferred tax expense was offset by a reduction of approximately $1.6 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively, related to an adjustment of the Company’s liability for uncertain tax positions under FIN 48 related to the statute of limitations expiring on the Company’s 2004 and 2003 federal income tax returns, respectively.  The Company recorded approximately $0.3 million of state income tax expense for the nine months ended September 30, 2008 related to profitable operations in New Jersey, and foreign tax expense of approximately $0.2 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively related to profitable operations in Canada, Hong Kong and Australia.  For the nine months ended September 30, 2007, the Company recorded a tax benefit of $1.0 million related to a reduction in the valuation allowance related to its foreign tax credit carryforwards which the Company estimated it would be able to utilize in 2007.

As a result of the foregoing, consolidated net loss for the nine months ended September 30, 2008 was $1.9 million, or a loss of ($0.09) per diluted share, compared to consolidated net income of $17.2 million, or $0.81 per diluted share, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under its bank facilities. The Company believes that cash flows from operations and future borrowings will be sufficient to fund its operating needs and capital requirements for at least the next 12 months on a consolidated basis and segment basis. However, depending on the performance of the gift segment in future periods, the Company likely will be required to take additional measures, including without limitation additional financing or operational measures, to ensure sufficient liquidity for the gift segment in coming periods and future years.  However, there are no assurances that the Company will be able to obtain sufficient additional financing on acceptable terms, if at all, and/or that operational measures taken will be able to ensure the continued liquidity of the gift segment.  See “Our debt covenants may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions”, and “Our cash flows and capital resources may be insufficient to make required payment on our indebtedness” in the “Risk Factors” section of the 2007 Form 10-K.

As of September 30, 2008, the Company had cash and cash equivalents of $13.6 million compared to $21.9 million at December 31, 2007. Cash and cash equivalents decreased by $8.3 million during the nine months ending September 30, 2008 compared to an increase of $5.4 million during the nine months ending September 30, 2007.  The decrease in cash and cash equivalents primarily reflects the use of excess cash to fund the losses incurred in the gift segment. As of September 30, 2008 and December 31, 2007, working capital was $62.3 million and $63.1 million, respectively.

Net cash provided by operating activities was $13.0 million during the nine months ended September 30, 2008 compared to net cash provided by operating activities of $3.6 million during the nine months ended September 30, 2007. The increase in the cash provided by operating activities for the nine months ended September 30, 2008 as compared to 2007 was primarily the result of the acquisitions of LaJobi and CoCaLo.

Net cash used in investing activities was $74.1 million for the nine months ended September 30, 2008 compared to net cash used of $1.6 million for the nine months ended September 30, 2007. The increased usage was primarily related to: (i) the purchase of LaJobi ($52.0 million), (ii) the purchase of CoCaLo ($16.6 million), and (iii) the $3.6 million payment of the Kids Line Earnout consideration.  Net cash provided by financing activities was $53.6 million for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $2.9 million for the nine months ended September 30, 2007.  The increase was due primarily the refinancing of the infant and juvenile credit facility to fund the Company’s recent acquisitions.

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

In connection with the Asset Agreement, the Company paid a finder’s fee to a financial institution in the amount of $1.5 million at the closing of the transaction, and has agreed to pay to such financial institution 1% of the Agreed Enterprise Value of LaJobi, payable in the same manner and at the same time as the LaJobi Earnout Consideration is paid to Seller. Including the finder’s fee paid at the closing, the Company incurred aggregate transaction expenses of approximately $2.0 million in connection with the LaJobi acquisition.

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

The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million, minus (ii) the aggregate Debt of CoCaLo outstanding at Closing (including accrued interest) of $4.0 million, minus (iii) specified transaction expenses ($0.3 million), plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three year period from the Closing Date. The CoCaLo Buyer will also pay the Additional Earnout Payments, if payable as described below.

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

At September 30, 2008, there was approximately $23.1 million borrowed under the New Revolving Loan and approximately $6.4 million borrowed under the Giftline Revolver (each as defined below), all of which is classified as short-term debt. At

December 31, 2007, there was approximately $15.5 million borrowed under the Original Revolving Loan (as defined below) and approximately $7.8 million borrowed under the Giftline Revolver, all of which is classified as short-term debt.

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

The commitments under the Amendment consist of (a) a $75.0 million revolving credit facility (the “New Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $100.0 million term loan facility (the “New Term Loan”). The Infantline Borrowers drew down $31.0 million under the New Revolving Loan and the entire $100 million available under the New Term Loan on the Closing Date, in order to finance the acquisitions of LaJobi and CoCaLo, and pay related transaction expenses of such acquisitions and the Amendment, and to reallocate the existing indebtedness among the bank syndicate.  The scheduled maturity date has been extended from March 14, 2011 to April 1, 2013 (subject to customary early termination provisions).  The principal of the Original Term Loan was to be repaid on a monthly basis as follows: $9.0 million for each of years 1-2; $12.0 million for year 3; and $15.0 million for each of years 4-5.  Pursuant to the Amendment, the principal of the New Term Loan will be repaid, on a quarterly basis, at an annual rate of $14.4 million per year, commencing June 30, 2008 thru June 30, 2012 and $31.6 million due on April 1, 2013.

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

The applicable interest rate margins as of September 30, 2008 were: 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of September 30, 2008 were as follows:

	At September 30, 2008
	LIBOR Loans	Base Rate Loans
Infantline Revolver	5.22%	6.25%
Infantline Term Loan	5.22%	6.25%

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

The Amendment contains customary affirmative and negative covenants.  as well as the following financial covenants: (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) an annual capital expenditure limitation.  Upon the occurrence of an event of default under the Amendment, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Amendment to be immediately due and payable.  If tested on such date, the Infantline Borrowers would have been non-compliant with the Total Debt to EBITDA Ratio on June 30, 2008.  The August Modification, however, which clarified the definition of EBITDA (among other things, as it applies to such ratio for the last three quarters of 2008), was executed prior to any default with respect to such ratio.  As a result, the Infantline Borrowers were in compliance with all applicable financial covenants in the Amendment as of September 30, 2008.

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

The Revolving Loan Availability at September 30, 2008 was $27.2 million.

Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Infantline Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt.  However, because the Company did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through operations each period.  Changes between its cost and its fair value as of September 30, 2008 resulted in an expense of approximately $125,000 for the three months ended September 30, 2008, resulting in a net $33,000 of income for the nine months ended September 30, 2008 and such amounts are included in interest expense in the respective consolidated statements of operations.

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

Prior to the August 8, 2007 amendment to the Giftline Credit Agreement (the “Fourth Amendment”), the Giftline Credit Agreement consisted of a maximum revolving credit loan commitment (the “Giftline Revolver”) in an amount equal to the lesser of (i) $15.0 million (with a maximum availability of $13.5 million) and (ii) the then-current Borrowing Base, in each case minus amounts outstanding under the Canadian Credit Agreement (as defined below), with a sub-facility for letters of credit to be issued by the Issuing Bank in an amount not to exceed $8.0 million. The Fourth Amendment increased the aggregate total Commitment under the Giftline Credit Agreement from $15.0 million to $25.0 million, and amended the definition of Revolving Loan Availability so that it now equals the difference between (a) the lesser of (x) the Maximum Revolving Commitment in effect at such time and (y) the Borrowing Base at such time, minus (b) the sum of the aggregate principal amount of all “Loans”, “Specified Hedging Obligations” and the “Stated Amount” of all “Letters of Credit” outstanding or requested but not yet funded under the Canadian Loan Agreement. The Borrowing Base is primarily a function of a percentage of eligible accounts receivable and eligible inventory. As of September 30, 2008, the outstanding balance on the Giftline Revolver was $6.4 million, there was no outstanding balance on the Canadian Revolving Loan (see Section C below), and there was $1.1 million utilized under the Canadian sub-facility for letters of credit. At September 30, 2008, based on available collateral, the unused amount available to be borrowed under the Giftline Revolver was $2.7 million.

All outstanding amounts under the Giftline Revolver are due and payable on March 14, 2011, subject to earlier termination in accordance with the terms of the Giftline Credit Agreement.

The Giftline Revolver bears interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans), at the Company’s option plus an applicable margin, which margin was originally 2.75% for LIBOR Loans and 1.25% for Base Rate Loans. However, pursuant to the December 28, 2006 amendment to the Giftline Credit Agreement (the “Third Amendment”), the interest rates applicable to the Giftline Revolver were reduced such that the applicable margin is now determined in accordance with a pricing grid based on the most recent quarter-end Daily Average Excess Revolving Loan Availability, which applicable margins shall range from 2.00% - 2.75% for LIBOR Loans and from 0% - 0.50% for Base Rate Loans. Interest is due and payable in the same manner as with respect to the Infantline Loans. The applicable interest rate margins as of September 30, 2008 were 2.25% for LIBOR Loans and 0.25% for Base Rate Loans. At September 30, 2008, the interest rate was 5.25% for the one outstanding Base Rate loan ($0.4 million) and 5.44% for one outstanding LIBOR loan ($6.0 million).

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

The Giftline Credit Agreement contains customary affirmative and negative covenants substantially similar to those applicable to the Amendment. The Giftline Credit Agreement originally contained the following financial covenants: (i) a minimum EBITDA test, (ii) a minimum Excess Revolving Loan Availability requirement of $5.0 million, (iii) an annual capital expenditure limitation and (iv) a minimum Fixed Charge Coverage Ratio (for quarters commencing with the quarter ended March 31, 2008). On August 8, 2006, the Giftline Credit Agreement was amended to lower the threshold on the Minimum EBITDA covenant by $1.0 million per quarter for each of four consecutive quarters commencing with the quarter ending September 30, 2006. The Third Amendment (i) eliminated in their entirety both the minimum EBITDA financial covenant and the Fixed Charge Coverage Ratio financial covenant and (ii) reduced the minimum Excess Revolving Loan Availability requirement from $5.0 million to $3.5 million. The Fourth Amendment eliminated the existing Excess Revolving Loan Availability requirement, and re-instituted a Fixed Charge Coverage Ratio covenant based on the last day of any month for the applicable Computation Period (as defined in the Fourth Amendment) ending on such date. The Fixed Charge Coverage Ratio now specifies that the Fixed Charge Coverage Ratio, as determined for the Computation Period ending on the last day of any month, may not be less than 1.1:1.0. This covenant is only applicable, however, if during the three month period then ending on such date of determination (the “Test Period”) Revolving Loan Availability (defined above) was less than $3.5 million for any three (3) consecutive business day period (the “Test Condition”). If compliance is required because the Test Condition was not met, the Giftline Borrowers will be required to deliver a specified compliance certificate to the Administrative Agent. In addition, the Giftline Borrowers must comply with the Fixed Charge Coverage Ratio covenant for a period of three consecutive months after they fail to satisfy the Test Condition. The Company’s availability was not less than $3.5 million during the quarter ended September 30, 2008 and the Fixed Charge Coverage Ratio was not applicable during the quarter.  As of September 30, 2008, the Company was in compliance with the remaining financial covenants contained in the Giftline Credit Agreement.

In addition to the changes discussed above, the Fourth Amendment permits, subject to specified conditions, the mergers of specified inactive subsidiaries of RB with and into RB (including certain Giftline Borrowers), and increases the amount of in-transit inventory which may be deemed “Eligible Inventory” under specified circumstances from $3.0 million to $8.0 million.

The Giftline Credit Agreement contains significant limitations on the ability of the Giftline Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB’s corporate overhead expenses, including a cap (subject to certain exceptions) on the amount that can be provided to RB to reimburse for corporate overhead expenses equal to $5.0 million for each fiscal year commencing in 2008. The Third Amendment permits the Giftline Borrowers to pay dividends or make distributions to RB if no default or event of default exists or would result therefrom and immediately after giving effect to such payments, there is at least $1.5 million available to be drawn under the Giftline Revolver. The amount of any such payments to RB cannot exceed the amount of capital contributions made by RB to the Giftline Borrowers after December 28, 2006, which are used by the Giftline Borrowers to pay down the Giftline Revolver minus the total amount of dividends or other distributions made by the Giftline Borrowers to RB under this provision of the Giftline Credit Agreement.

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

C. Canadian Credit Agreement

As contemplated by the 2005 Credit Agreement, on June 28, 2005, the Company’s Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guarantee (the “Canadian Guarantee”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to (i) replace references to the 2005 Credit Agreement with the Giftline Credit Agreement (such that, among other conforming changes, a default under the Giftline Credit Agreement will be a default under the Canadian Credit Agreement), (ii) release RB from the Canadian Guaranty and (iii) provide for a maximum U.S. $5.0 million revolving loan. In connection with the release of the Company from the Canadian Guaranty, U.S. Gift executed an unsecured Guarantee to guarantee the obligations of Amrams under the Canadian Credit Agreement. A default under the Amendment will not constitute a default under the Canadian Credit Agreement. There were no borrowings under the Canadian Revolving Loan as of September 30, 2008 and December 31, 2007.

The Commitments under the Canadian Credit Agreement bear interest at a rate per annum equal to the sum of the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) plus an applicable margin. As of September 30, 2008 and December 31, 2007, there were no Base Rate or Libor Loans outstanding under the Canadian Credit Agreement.

D.  Russ Berrie (UK) Limited Business Overdraft Facility

On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC (the “Bank”) and The Royal Bank of Scotland plc (“RBS”), acting as agent for the Bank. The Facility, as amended, consists of a maximum credit line of £1.5 million. Interest is charged on amounts outstanding under the Facility at an annual rate of 1.5% over the Bank’s Base Rate, which interest rate spread will be increased to 3.5% for any amounts outstanding in excess of the maximum limit. The Facility is secured by a lien on substantially all of the assets of Russ Berrie UK Limited. The Facility was established to assist in meeting the working capital requirements of Russ Berrie UK Limited. As of September 30, 2008 and December 31, 2007, there were no borrowings outstanding under the Facility.

Other Events and Circumstances Pertaining to Liquidity

In the event that additional initiatives related to the previously implemented Profit Improvement Program (“PIP”) are undertaken, certain significant restructuring charges may be recognized.  As the determination to implement any or all such initiatives has not yet been made, estimates of the range of any additional charges or other related expenditures cannot be determined at this time.  See our Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed description of the PIP. Depending on the performance of the gift segment in future periods, the Company likely will be required to take additional measures, including without limitation additional financing or operational measures, to ensure sufficient liquidity for the gift segment.

Sassy has operated under a distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the “MAM Agreement”) prior to and after the acquisition of Sassy by the Company in 2002. Based on several factors, including the views of the Company’s new chief executive officer (in consultation with senior management), the inability to obtain concessions from MAM during discussions in December 2007, the decreasing profitability of the products sold under the MAM Agreement and specified restrictions contained therein limiting the Company’s ability to enter into competitive product categories, the Company exercised its right to terminate the MAM Agreement and recognized an impairment charge for $6.4 million, effective as of March 26, 2008. The Company expects to continue to distribute MAM products throughout 2008 pursuant to contractual transition procedures, but anticipates that it will experience a 2009 sales decline of approximately $20-25 million (although, as noted above, the agreement generates only limited profitability), until such time as the Company can generate replacement or alternate product sales. Pursuant to the MAM Agreement, the Company will be restricted from selling products competitive with the MAM products for a period of one year following the termination of the MAM Agreement.

The Company enters into foreign currency forward exchange contracts, principally to manage the economic currency risks associated with the purchase of inventory by its European, Canadian and Australian subsidiaries in the gift segment and by Sassy Inc. in the infant and juvenile segment.  As of September 30, 2008, the Company had outstanding forward contracts with a notional amount totaling approximately $3.7 million.  See Note 9 of Notes to Unaudited Consolidated Financial Statements.

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

The Company has entered into certain transactions with certain parties who are considered related parties, and these transactions are disclosed in Note 15 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence” of the 2007 10-K and Note 15 to Unaudited Consolidated Financial Statement herein.  In addition, certain of our principal stockholders own significant equity stakes in certain customers of the Company.  Arrangements with such customers are negotiated on an arms-length basis without regard to such relationships. See Note 15 of Notes to Consolidated Financial Statements herein.

Contractual Obligations

The following table summaries the Company’s significant known contractual obligations as of September 30, 2008 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Operating Lease Obligations	$43,902	$2,071	$7,705	$6,897	$6,172	$6,177	$14,880
Capitalized Leases	684	103	367	211	3	—	—
Purchase Obligations(1)	56,842	56,842	—	—	—	—	—
Debt Repayment Obligations(2)	92,800	3,600	14,400	14,400	14,400	14,400	31,600
Note Payable (3)	1,600	—	533	533	534	—	—
Interest on Debt Repayment Obligations(4)	14,974	1,251	4,510	3,718	2,926	2,134	435
Royalty Obligations	4,696	636	2,355	555	500	650	—
Total Contractual Obligations	$215,498	$64,503	$29,870	$26,314	$24,535	$23,361	$46,915

(1)           The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)           Reflects repayment obligations under the Amendment effective as of April 2, 2008. See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes revolving loan facilities, including, as of September 30, 2008, approximately $23.1 million borrowed under the New Revolving Loan and approximately $6.4 million borrowed under the Giftline Revolver. The estimated interest payment for these Revolving Loans using a 5.5% interest rate for 2008 is $1.2 million.  The revolving loan facilities mature in March 2011 (the Giftline Revolver) and April 2013 (the New Revolving Loan), at which time any amounts outstanding are due and payable.

(3)           Reflects note payable with respect to CoCaLo purchase. The present value of the note is $1,479,000 and the aggregate remaining imputed interest at 5.5% is $121,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(4)           This amount reflects estimated interest payments on the long-term debt repayment obligation as of September 30, 2008 calculated using an interest rate of 5.5% and then- current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially.

Of the total income tax payable of $9.9 million, the Company has classified $5.7 million as current; as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability. These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.

In connection with the acquisitions of LaJobi and CoCaLo, the Company has agreed to make certain potential earnout payments based on the performance of the acquired businesses.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Acquisitions.”

Off Balance Sheet Arrangements

As of September 30, 2008, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2007 10-K.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The impact of the adoption of SFAS No. 157 for financial assets and liabilities on a recurring basis was not material to its consolidated interim financial statements.  The expanded disclosures about fair value measurements for financial assets and liabilities are presented in Note 10 of Notes to Unaudited Consolidated Financial Statements herein.  On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  As of September 30, 2008, the Company did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however the Company does not anticipate it will materially impact its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard on January 1, 2008 and there was no impact on its consolidated financial position, results of operations and cashflows resulting therefrom.

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

In June 2008, FASB ratified EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-3”).  EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 is effective beginning after January 1, 2009.  The Company is currently evaluating the effect of adopting EITF No. 08-3 on its consolidated financial position, results of operations and cash flows`.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements.  These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”.  The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.   Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors”, of the 2007 10-K and Item 1A in Part II herein.  The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, there have been no material changes in the Company’s market risks associated with marketable securities and foreign currency exchange rates, as described in Item 7A of the 2007 10-K.  The interest applicable to the Company’s credit facilities as of September 30, 2008 was based upon (i) the LIBOR Rate and (ii) the Base Rate (each as defined in the Amendment and the Giftline Credit Agreement), plus an applicable margin.  At September 30, 2008, a sensitivity analysis to measure potential changes in applicable interest rates indicates that a one percentage point increase in interest rates would increase the Company’s interest expense by approximately $1.2  million annually, based upon the level of debt at September 30, 2008. See Note 5 of Notes to Unaudited Consolidated Financial Statements for a description of the interest rates applicable to the loans under the Company’s current credit facilities.  On May 2, 2008, the Company entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt.  See Note 5 of Notes to Unaudited Consolidated Financial Statements.

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

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of

Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2008.  Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2007 10-K, except as set forth below.

The state of the economy may impact our business.

Many economists are now predicting that the United States economy, and possibly the global economy, may enter into a recession as a result of the credit crisis and a variety of other factors. A downturn in the United States or global economy could hurt our business in a number of ways, including limiting the capital resources available to us and others with whom we conduct business, delays in signing or failing to sign customer contracts or signing customer agreements at reduced purchase levels.  In addition, The Company’s operations and performance depend significantly on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on our revenues ,results of operations, access to suppliers and our customer’s ability to pay.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 10, 2008 the Company held its annual meeting of shareholders (the “2008 Annual Meeting”).  Each of the eight nominated directors was elected, without contest, as a member of the Board of Directors at the 2008 Annual Meeting.  The votes for and the votes withheld for each of the nominees for director were as follows:

Nominee	For	%	Withheld	%
Raphael Benaroya	16,503,175	81.3	3,795,408	18.7
Mario Ciampi	19,308,463	95.1	990,120	4.9
Bruce G. Crain	20,072,183	98.9	226,400	1.1
Frederick J. Horowitz	19,859,073	97.8	439,510	2.2
Lauren Krueger	19,299,497	95.1	999,086	4.9
Salvatore M. Salibello	17,288,302	85.2	3,010,281	14.8
John Schaefer	19,308,003	95.1	990,590	4.9
Michael Zimmerman	20,045,236	98.8	253,347	1.2

A brief description of each matter voted upon at the 2008 Annual Meeting other than the election of directors follows:

Approval of the Company Equity Incentive Plan, effective as of the date of the 2008 Annual Meeting:

For	%	Against	%	Abstain	%	Broker non-vote	%
12,854,250	69.6	5,618,122	30.4	492,057	2.4	1,334,154	6.6

Approval of the Company 2009 Employee Stock Purchase Plan, effective as of January 1, 2009:

For	%	Against	%	Abstain	%	Broker non-vote	%
18,571,112	97.9	392,425	2.1	892	0.0	1,334,154	6.6

ITEM 6.  EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

		By	/s/ Anthony Cappiello
Date:	November 10, 2008		Anthony Cappiello
Executive Vice President and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.