Form 10-K
period 2008-12-31
RUSS BERRIE & CO INC
filed 2009-03-31
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-8681

RUSS BERRIE AND COMPANY, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State of or other jurisdiction of incorporation or organization)	22-1815337 (I.R.S. Employer Identification Number)
1800 Valley Road, Wayne, New Jersey (Address of principal executive offices)	07470 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (201) 405-2400
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	on which registered

Common Stock, $0.10 stated value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2008 was $98.0 million.
     The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 25, 2009, was as follows:

Class	Number of Shares

Common Stock, $0.10 stated value	21,500,135
Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), which is intended to be filed not later than 120 days after the end of the fiscal period covered by this report.

PART I
     As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “Company” or “we” refer to: (i) through December 23, 2008, the registrant and each of its consolidated subsidiaries operating in its infant and juvenile segment and its gift segment; and (ii) subsequent to December 23, 2008, the registrant and each of its consolidated subsidiaries operating in its infant and juvenile segment.
ITEM 1. BUSINESS
Background
     On December 23, 2008, in furtherance of our decision to strategically reposition our business and enhance our position in the infant and juvenile market, we completed the sale of the capital stock of all of our subsidiaries actively engaged in our gift business (the “Gift Business”) and substantially all of our assets used in the Gift Business (the “Gift Sale”). As a result of the Gift Sale, the Consolidated Statements of Operations have been restated to show the Gift Business as discontinued operations for the years ended December 31, 2008, 2007 and 2006. The December 31, 2008 Consolidated Balance Sheet does not include the Gift Business assets and liabilities as a result of the consummation of the Gift Sale as of December 23, 2008, but does include the fair values of the consideration received from the Gift Sale. The Balance Sheet presented for the year ended December 31, 2007 was not restated. The Statements of Cash Flows for the years ended December 31, 2007 and 2006 have not been restated.
     In addition, on April 2, 2008, we consummated the acquisitions of each of: (i) the net assets of LaJobi Industries, Inc. (“LaJobi”); and (ii) the capital stock of CoCaLo, Inc. (“CoCaLo”). These acquisitions have helped to expand our infant and juvenile business, and have enabled us to offer a more complete range of products for the baby nursery. The results of operations of LaJobi and CoCaLo are included in our consolidated results of operations from and after April 2, 2008; accordingly, our fiscal year 2008 results include only nine months of activity from these acquired entities. See “Liquidity and Capital Resources” below under the sections captioned “Recent Acquisitions” and “Recent Disposition” for a more detailed description of the LaJobi and CoCaLo acquisitions, as well as the Gift Sale.
General
     We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated annual net sales from continuing operations of $229.2 million in 2008.
     Our infant and juvenile segment – which currently consists of Kids Line LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi and CoCaLo, each of which is a direct or indirect wholly-owned subsidiary – designs, manufactures through third parties and markets products in a number of complementary categories including, among others: infant bedding and related nursery accessories and decor (Kids Line and CoCaLo); nursery furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers), and military post exchanges.
     We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia. We also maintain relationships with several independent manufacturers’ representatives and distributors to service certain retail customers in several other foreign countries. See “Business—Marketing and Sales” below.
     The principal elements of our global business strategy include:
•	focusing on design-led and branded product development at each of our subsidiaries, to enable us to continue to introduce compelling new products;

•	pursuing organic growth opportunities to capture additional market share, including:
(i)	expanding our product offerings into related categories;

(ii)	increasing our existing product penetration (selling more products to existing customer locations);

(iii)	increasing our existing store penetration (selling to more store locations within each large, national retail customer); and

(iv)	expanding and diversifying our distribution channels, with particular emphasis on sales into international markets;
•	growing through licensing, distribution or other strategic alliances, including pursuing acquisition opportunities in businesses complementary to ours;

•	implementing strategies to further capture synergies within and between our confederation of businesses, through cross-marketing opportunities, consolidation of certain operational activities and other cooperative activities; and

•	continuing efforts to manage costs within each of our businesses.
     We believe that we made substantial progress in successfully implementing this strategy during 2008. As noted above, we acquired each of LaJobi and CoCaLo on April 2, 2008, which enabled us to significantly expand our infant and juvenile business and offer a more complete range of products for the baby nursery. We also sold our Gift Business on December 23, 2008 to focus our efforts and resources on our infant and juvenile businesses. See “Business—Products” below for a summary of other 2008 developments.
     As noted above, in connection with the Gift Sale, the results of operations of our gift segment have been classified as discontinued operations in our consolidated financial statements and the relevant notes for all periods presented herein. Prior to the Gift Sale, the gift segment designed, manufactured through third parties and marketed a wide variety of gift products, primarily under the trademarks Russ® and Applause®, to retail stores throughout the United States and the world via wholly-owned subsidiaries and independent distributors. These trademarks are currently licensed to the buyer of the Gift Business, as is discussed in more detail in “Liquidity and Capital Resources” below under the section captioned “Recent Disposition”. Prior to the Gift Sale, we maintained a direct sales force and distribution network to serve our gift customers in the United States, Europe, Canada and Australia. In countries where no direct sales force or distribution network was maintained, gift products were sold through independent sales agents and distributors.
     We were founded in 1963 by the late Mr. Russell Berrie, and were incorporated in New Jersey in 1966. Our common stock has been traded on the New York Stock Exchange under the symbol “RUS” since our initial public offering on March 29, 1984. In connection with the Gift Sale, we have agreed to change our corporate name, subject to shareholder approval, within 180 days of the closing of the Gift Sale, and we intend to seek shareholder approval for a new corporate name at our 2009 Annual Meeting of Shareholders.
     We maintain our principal executive offices at 1800 Valley Road, Wayne, New Jersey 07470. Our wholly-owned subsidiaries are located in the United States, the United Kingdom and Australia with distribution centers situated at their various locations. See “Business – Properties”. Our telephone number is (201) 405-2400.
Continuing Operations
Products
     Our infant and juvenile product line currently consists of approximately 5,300 products that principally focus on children of the age group newborn to two years. Kids Line® products, which are marketed primarily under the Kids Line®, Carter’s® and Disney® brands, and CoCaLo® products, which are marketed primarily under the CoCaLo Baby®, CoCaLo Couture®, CoCaLo NaturalsTM and Baby Martex® brands, each consist primarily of infant bedding and related nursery accessories and décor such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art. LaJobi® products, which are marketed primarily under the Babi Italia®, Europa Baby®, Bonavita®, Graco® and Serta® brands, consist primarily of cribs, mattresses and other nursery furniture. Sassy® products, which are marketed primarily under the Sassy® brand, consist primarily of developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years.

     During 2008, we expanded our product line to offer products at a broader variety of price points and also added several environmentally friendly products. For example, Kids Line significantly increased its sales of Carter’s® brand bedding separates, while Kids Line and CoCaLo each introduced new organic, eco-friendly brands. CoCaLo also expanded and refined its CoCaLo Couture® brand, which targets higher price points. LaJobi also developed a new brand – Nursery 101® – for introduction in 2009, which will represent products at a lower price point than the rest of its line.
     Effective December 2008, Sassy terminated its distribution agreement with MAM Babyartikel GmbH (“MAM”), which accounted for approximately $22 million of sales in 2008 that will not recur in 2009, and also terminated its license agreement with Leap Frog® during 2008 due to unacceptable levels of sales and profitability associated with this agreement.
     Most of our infant and juvenile products have selling prices between $1 and $182, with the exception of LaJobi furniture products, which have selling prices of $13 to $650. Product sales are highly diverse, and no single item represented more than 2.5% of our consolidated net sales from continuing operations in 2008.
Design and Production
     We maintain a continuing program of new product development. We design most of our own products, although certain products are designed by independent designers or are licensed from other third parties. Items are added to the product line only if we believe that they can be sourced and marketed on a basis that meets our profitability standards.
     Generally, a new design is brought to market in less than one year after a decision is made to produce the product. Sales of our products are, in large part, dependent on our ability to anticipate, identify and react quickly to changing consumer preferences and to effectively utilize our sales and distribution systems to bring new products to market.
     We occasionally engage in market research and test marketing to evaluate consumer reactions to our products. Research into consumer buying trends often suggests new products. We assemble information from retail stores, our sales force, focus groups, industry experts and our product development personnel. We continually analyze our products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line.
     Substantially all of our products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of our personnel. Our products are designed, manufactured, packaged and labeled to conform to all applicable safety requirements under U.S. federal and other applicable laws and regulations, various industry-developed voluntary standards and product-specific standards.
     During 2008, we utilized numerous manufacturers in Eastern Asia for our continuing operations, with facilities primarily in the People’s Republic of China (“PRC”) and other Eastern Asia countries. During 2008, approximately 59% of our dollar volume of purchases for our continuing operations was attributable to manufacturing in the PRC. Members of our Eastern Asia and U.S. product development staff make frequent visits to such manufacturers. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for us in the PRC and imported into the United States and would result in an increase in our sourcing costs. Certain of our manufacturers sell exclusively to us in our distribution channels or product categories. In 2008, the supplier accounting for the greatest dollar volume of the purchases for our continuing operations accounted for approximately 23% of such purchases and the five largest suppliers accounted for approximately 49% in the aggregate. We believe that there are alternate manufacturers for our products and sources of raw materials. See Item1A, “Risk Factors—We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products” and Note 19 of Notes to Consolidated Financial Statements for a discussion of risks attendant to our foreign operations.
     Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, we currently utilize the full time services of approximately 30 employees of a Thailand company owned by the former owners of LaJobi, which include Lawrence Bivona, who currently serves as our President of LaJobi, and certain members of Mr. Bivona’s family. These employees are engaged primarily in quality control activities with respect to the manufacture of LaJobi products. Pursuant to the terms of our arrangements with LaJobi, we reimburse such affiliate for the actual, direct costs incurred in connection with the employment of these individuals, and we are in the process of establishing arrangements to directly employ these individuals. See Note 14 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”, for more information regarding these arrangements. In addition, we employ additional staff in the PRC who monitor the production process with responsibility for the quality, safety and prompt delivery of our products, as well as product development and compliance issues.
Marketing and Sales
     Our products are marketed through our own direct sales force of 15 full-time employees as of December 31, 2008 and through independent manufacturers’ representatives and distributors to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, baby superstores, specialty stores and boutiques. During 2008, we maintained a direct sales force and distribution network for our continuing operations in the United States, the United Kingdom and Australia. We also maintain relationships with several independent manufacturers’ representatives and distributors to service certain retail customers in several other foreign countries. Our consolidated foreign sales from continuing operations, including export sales from the United States, aggregated $18.8 million, $15.4 million, and $12.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     During 2008, we sold infant and juvenile products to approximately 2,000 customers worldwide. Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for approximately 43.2%, and Target Corporation (“Target”) accounted for approximately 11.6%, of our consolidated gross sales from continuing operations during 2008. The loss of any of these customers, or the loss of certain other large customers, could have a material adverse affect on us. See Item 1A, “Risk Factors—Our business is dependent on several large customers”.
     We reinforce the marketing efforts of our sales force through an active promotional program, including showrooms at our principal facilities, participation in trade shows, trade and consumer advertising. We also seek to further capture synergies between our businesses by cross-marketing products and building upon the strong customer relationships developed by each of our subsidiaries, as well as by consolidating certain operational activities.
     Customer service is an essential component of our marketing strategy. We maintain customer service departments that respond to customer inquiries, investigate and resolve issues and generally assist customers.
     Our general terms of sale are competitive with others in our industry. Sales are typically made utilizing standard credit terms of 30 to 60 days. We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions.
Distribution
     Many of our customers, particularly mass merchandisers, pick up their goods at our regional distribution centers, which are located in: Southgate, California; Cranbury, New Jersey; Kentwood, Michigan; Eastleigh, Hampshire (U.K.); and Sydney, Australia. We also use common carriers to arrange shipments to customers who request such arrangements, including most smaller retailers and specialty stores. CoCaLo distributes its products through an affiliated third party logistics provider. LaJobi also utilizes the services of an independent third party logistics provider in California for a portion of its distribution requirements. See Note 14 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”, for more information regarding CoCaLo’s third party logistics agreement.

Seasonality
     We typically do not experience significant seasonal variations in demand for our products. Sales to our retail customers may be higher in periods when retailers take initial shipments of new products, as these orders typically incorporate enough product to fill each store plus additional amounts to be kept at the customer’s distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year, and whether there are any mid-year product introductions.
Competition
     The infant and juvenile products industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, many of which are substantially larger and have financial and other resources greater than ours. We compete with a number of different competitors, depending on the product category, and compete against no single company across all product categories. Our competition includes large, infant and juvenile product companies and specialty infant and juvenile product manufacturers. We compete principally on the basis of proprietary product design, brand name recognition, product quality, innovation, relationships with major retailers, customer service and price/value relationship.
     In addition, certain of our potential customers, in particular mass merchandisers, have the financial and other resources necessary to buy products similar to those that we sell directly from manufacturers in Eastern Asia and elsewhere, thereby potentially reducing the size of our potential market. See Item 1A, “Risk Factors—Competition in our markets could reduce our net sales and profitability”.
Copyrights, Trademarks, Patents and Licenses
     We rely on a combination of trademarks, copyrights, patents, licenses and trade secrets to protect our intellectual property. We believe our intellectual property has significant value, though we do not consider our business to be materially dependent on intellectual property due to the availability of substitutes, creation of other designs, and the variety of other products. Intellectual property protections are limited or even unavailable in some foreign countries and preventing unauthorized use of our intellectual property can be difficult even in countries with substantial legal protection. In addition, the portion of our business that relies on the use of intellectual property is subject to the risk of challenges by third parties claiming infringement of their proprietary rights.
     We enter into license agreements relating to trademarks, copyrights, patents, designs and products which enable us to market items compatible with our product line. We currently maintain license agreements with, among others, The William Carter Company (Carter’s®), Disney® Enterprises, Inc., Graco® Childrens Products, Inc., Serta®, Inc. and West Point-Pepperell Enterprises, Inc. (Baby Martex® ). Our license agreements are typically for terms of two to four years with extensions possible if agreed to by both parties. Royalties are paid on licensed products and, in many cases, advance royalties and minimum guarantees are required by these license agreements. We do not believe our business is dependent on any single license, although during 2008, the Carter’s license contributed significant revenue to Kids Line and the Graco and Serta licenses each contributed significant revenues to LaJobi.
     In connection with the Gift Sale, a newly-formed Delaware limited liability company owned 100% by us (the “Licensor”) executed a license agreement (the “License Agreement”) with the buyer of the Gift Business. Pursuant to the License Agreement, the Licensor has granted to such buyer (the “Licensee”) an exclusive license (subject to certain specified exceptions, including our temporary use of our corporate name) permitting such Licensee to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”). Subject to provisions for early termination for specified events of default, the License Agreement will expire on December 23, 2013 (subject to a nine-month extension under specified circumstances). The Licensee has the option to purchase all of the Retained IP from the Licensor for $5.0 million at any time, subject to certain requirements, including the absence of any defaults and the prior repayment in full of the Seller Note (as defined in the License Agreement). If the Licensee does not purchase the Retained IP by December 23, 2013 (or, under certain circumstances, nine months thereafter), the Licensor will have the option to require the Licensee to purchase all of the Retained IP for $5.0 million. During the term of the License Agreement, the Licensee shall pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment is due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty will be paid quarterly at the close of each three (3) month period during the term. We currently anticipate that the revenue received from the License Agreement will be recorded as deferred revenue throughout all or substantially all of the five year term of the License Agreement. Further detail with respect to the License Agreement can be found in our Current Report on Form 8-K filed on December 29, 2008.

Employees
     As of December 31, 2008, we employed approximately 386 persons. We consider our employee relations to be good. Most of our employees are not covered by a collective bargaining agreement, although approximately 34 Sassy employees, representing approximately 9% of our total employees, were represented by a collective bargaining agreement as of December 31, 2008.
Government Regulation
     Certain of our products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act, the Federal Consumer Product Safety Act and the Federal Consumer Product Safety Improvement Act. Those laws empower the Consumer Product Safety Commission (the “Commission”) to protect consumers from certain hazardous articles by regulating their use or excluding them from the market and requiring a manufacturer to repurchase articles that become banned. The Commission’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which our products are sold. We maintain a quality control program in order to comply with such laws, and we believe we are in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from hazards or defects See Item 1A, “Risk Factors—Product liability, product recalls and other claims relating to the use of our products could increase our costs.”
Corporate Governance and Available Information
     We make available a wide variety of information free of charge on our website at www.russberrieij.com. Our filings with the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports, are available on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Our website also contains news releases, financial information, company profiles and certain corporate governance information, including current versions of our “Complaint Procedures for Accounting and Auditing Matters”, “Corporate Governance Guidelines”, “Code of Business Conduct and Ethics”, “Code of Ethics for Principal Executive Officer and Senior Financial Officers”, “Criteria and Procedures with respect to Selection and Evaluation of Directors and Communications with the Board of Directors”, and the charters of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee of the Board of Directors. To access our SEC reports or amendments, log onto our website and then click onto “Investor Relations” on the main menu and then onto the “SEC Filings” link near the bottom of the page. Mailed copies of such information can be obtained free of charge by writing to us at Russ Berrie and Company, Inc., 1800 Valley Road, Wayne, New Jersey 07470, Attention: Corporate Secretary. The contents of our websites are not incorporated into this filing.
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
     Gross margin may be adversely affected in the future by increases in vendor costs (including as a result of increases in the cost of raw materials or fluctuations in foreign currency exchange rates), excess inventory, obsolescence charges, changes in shipment volume, price competition and changes in channels of distribution or in the mix of products sold. For example, increased costs in the PRC, primarily for labor, raw materials and the impact of certain tax laws, as well as the appreciation of the Chinese Yuan against the U.S. dollar, negatively impacted our gross margins in 2008, and may continue to negatively impact our gross margins in 2009. Economic conditions, such as rising fuel prices and currency exchange fluctuations may also adversely impact our margins.
     In addition, our Kids Line and CoCaLo businesses use significant quantities of cotton, either in the form of cotton fabric or cotton-polyester fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and other factors, such as supply and demand considerations, both domestically and internationally. In addition, increased oil prices affect key components of the raw material prices in many of our products. Significant increases in the prices of cotton and oil could adversely affect our gross margins and our operations.
The state of the economy may impact our business.
     Economic conditions have recently deteriorated significantly in many of the countries and regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. Continuing adverse global economic conditions in our markets would likely negatively impact our business, which could result in:
•	Reduced demand for our products;

•	Increased price competition for our products;

•	Increased risk of excess and obsolete inventories;

•	Limitation in the capital resources available to us and others with whom we conduct business;

•	Increased risk in the collectibility of accounts receivable from our customers;

•	Increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable;

•	Higher operating costs as a percentage of revenues; and

•	Delays in signing or failing to sign customer contracts or signing customer agreements at reduced purchase levels.
     In addition, our operations and performance depend significantly on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include consumer confidence, continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, stock market conditions, labor and healthcare costs, access to credit and other macroeconomic factors affecting consumer spending behavior.
     These potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for any particular period may be difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we test goodwill and our other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the asset below its carrying value. We conduct testing for impairment during the fourth quarter of our fiscal year. In the fourth quarter of 2008, we recorded goodwill impairment charges of $130.2 million, constituting all of our goodwill, and a $3.7 million charge was recorded to cost of goods sold for the impairment of the Sassy, CoCaLo and LaJobi trade names. In addition, as a result of the Gift Sale, an additional impairment charge of $6.7 million was recorded for the value of our Applause® trademark. We will continue to evaluate the recoverability of the carrying amount of tangible and intangible assets on an ongoing basis, and we may incur additional impairment charges, which could be substantial and would adversely affect our financial results. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Due to current economic conditions and the impairment recorded on all of our goodwill in the fourth quarter of 2008, we evaluated the useful life of our Kids Line customer relationships intangible asset and determined that the Kids Line customer relationships is a finite-lived asset and, as such, will be amortized over a 20-year life.
     If the national and world-wide financial crisis intensifies, further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.
     If sufficient internal funds are not available from our operations, we may be required to further rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008 and early 2009, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.
     Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, and reducing or eliminating discretionary uses of cash.
Changes in consumer preferences could adversely affect our net sales and profitability.
     Our business and operating results depend largely on the appeal of our products. Consumer preferences, particularly among adults, who are the end purchasers of our products, are constantly changing. Our success will, in large part, depend on our ability to identify emerging trends in the marketplace, and design products that address consumer demand and prove safe and cost-effective. In addition, changes in customer preferences leave us vulnerable to an increased risk of inventory obsolescence. Thus, our ability to manage our inventories properly is an important factor in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. Our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition and results of operations.
Competition in our markets could reduce our net sales and profitability.
     We operate in highly competitive markets. Certain of our competitors have greater brand recognition and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the infant and juvenile product industries have limited barriers to entry.
     Many of the Company’s principal customers are large mass merchandisers. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the formation of dominant multi-category retailers that have strong negotiating power with suppliers. Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends are for retailers to import products directly from factory sources and to source and sell products under their own private label brands that compete with our products.

     The combination of these market influences has created an intensely competitive environment in which our principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in customer service, and the maintenance of strong relationships with large, high-volume purchasers. We also face the risk of changes in the strategy or structure of our major retailer customers, such as overall store and inventory reductions and retailer consolidation. The resulting risks include possible loss of sales, reduced profitability and limited ability to recover cost increases through price increases.
     We also experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.
To compete successfully, we must develop and maintain consumer-meaningful brands.
     Our ability to compete successfully also depends increasingly on our ability to develop and maintain consumer-meaningful brands so that our retailer customers will need our products to meet consumer demand. The development and maintenance of such brands requires significant investment in brand building and marketing initiatives, although any such investment may not deliver the anticipated results.
Our debt covenants may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.
     Our current credit agreement includes provisions that place limitations on a number of our activities, including our ability to: incur additional debt; create liens on our assets or make guarantees; make certain investments or loans; pay dividends; repurchase our common stock; dispose of or sell assets; or enter into acquisitions, mergers or similar transactions. These covenants could restrict our ability to pursue opportunities to expand our business operations.
     We are required to make prepayments of our debt upon the occurrence of certain transactions, including most asset sales or debt or equity issuances and extraordinary receipts.
Inability to maintain compliance with the bank covenants.
     Our ability to maintain compliance with the financial and other covenants in our current credit agreement is dependent upon our ability to continue to execute our business model and current operational plans. See “The state of the economy may impact our business” above. If an event of default in such covenants occurs and is continuing, among other things, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an event of default under our credit agreement could result in a cross-default under certain license agreements that we maintain. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
Our cash flows and capital resources may be insufficient to make required payments on our indebtedness.
     Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this “Risk Factors” section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. As discussed in the immediately preceding risk factor, such alternative measures may not be successful and may not permit us to meet our scheduled debt services obligations. The breach of any covenants or restrictions in our credit agreement could result in a default thereunder, which would permit the lenders to take the actions discussed in the immediately preceding risk factor. In addition, an event of default under our credit agreement could result in a cross-default under certain license agreements that we maintain. As discussed above, this could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
If we lose key personnel we may not be able to achieve our objectives.
          We are dependent on the continued efforts of various members of senior management, as well as senior executives of several of our subsidiaries. If for any reason, these or other key members of management do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to attract and retain senior executives or other personnel necessary for the continued success of our business.
Our business is dependent on several large customers.
          The continued success of our infant and juvenile businesses depends on our ability to continue to sell our products to several large mass market retailers. In particular, Toys “R” Us, Inc. and Babies “R” Us, Inc. (considered together) and Target accounted for approximately 43.2% and 11.6%, respectively, of our consolidated gross sales from continuing operations during 2008. We typically do not have long-term contracts with our customers and the loss of the foregoing customers or one or more of our other large customers could have a material adverse affect on our results of operations. In addition, our success depends upon the continuing willingness of large retailers to purchase and provide shelf space for our products. Our access to shelf space at retailers for our products may be reduced by store closings, consolidation among these retailers, competition from other products or stricter requirements for infant and juvenile products by retailers that we may not be able to meet. An adverse change in our relationship with, or the financial viability of, one or more of our customers could reduce our net sales and profitability.
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
          Approximately 59% of our purchases for our continuing operations are attributable to manufacturers in the PRC. The supplier accounting for the greatest dollar volume of purchases for our continuing operations accounted for approximately 23% and the five largest suppliers accounted for approximately 49% in the aggregate during 2008. While we believe that there are many other manufacturing sources available for our product lines, difficulties encountered by one or several of our larger suppliers such as a fire, accident, natural disaster or an outbreak of illness (e.g., SARS or avian flu) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, our international operations subject us to certain other risks, including:
•	economic and political instability;

•	restrictive actions by foreign governments;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

•	changes in import duties or import or export restrictions;

•	delays in shipping of product and unloading of product through ports, as well as timely rail/truck delivery to our warehouses and/or a customer’s warehouse;

•	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes;

•	complications in complying with trade and foreign tax laws; and

•	the effects of terrorist activity, armed conflict and epidemics.
          Any of these risks could disrupt the supply of our products or increase our expenses. The costs of compliance with trade and foreign tax laws may increase our expenses and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs. In addition, the introduction of certain social programs in the PRC or otherwise will likely increase the cost of doing business for certain of our manufacturers, which could increase our manufacturing costs.
Currency exchange rate fluctuations could increase our expenses.
          Our net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars and Euros. Our purchases of finished goods from Eastern Asian manufacturers are denominated in U.S. dollars. Expenses for these manufacturers are denominated in Chinese Yuan or other Eastern Asian currencies. As a result, any material increase in the value of the Yuan (or such other currencies) relative to the U.S. or Australian dollars or the U.K. pound would increase the prices at which we purchase finished goods and therefore could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars or Euros from our foreign subsidiaries to the United States.
Product liability, product recalls and other claims relating to the use of our products could increase our costs.
          We face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, the Federal Consumer Product Safety Act and the Federal Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission, or CPSC, to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. During 2008, the Consumer Product Safety Improvement Act was enacted. As a result, the CPSC is adopting new regulations for safety and products testing that apply to substantially all of our products. These new regulations significantly tighten the regulatory requirements governing the manufacture and sale of children’s products and also increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe, as well as certain other countries. While we take the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance in the future. If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage and we may incur significant costs in complying with recall requirements. Furthermore, concerns about potential liability may lead us to recall voluntarily selected products. Recalls or post-manufacture repairs of our products could harm our reputation, increase our costs or reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future, and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with existing or any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Furthermore, substantially all of our licenses give the licensor the right to terminate the license agreement if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.
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
          We have from time to time received claims of alleged infringement of intellectual property relating to certain of our products, and we may face similar claims in the future. The defense of intellectual property litigation can be both costly and disruptive of the time and resources of our management, even if the claim is without merit. We also may be required to pay substantial damages or settlement costs to resolve intellectual property litigation. In addition, these claims could materially harm our brand name, reputation and operations.
We may experience difficulties in integrating strategic acquisitions.
          As part of our growth strategy, we may pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths. In connection therewith, on April 2, 2008, we completed the purchase of the net assets of LaJobi Industries, Inc. and the capital stock of CoCaLo, Inc. The integration of acquired companies and their operations into our operations involves a number of risks including:
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
          Additionally, we financed our acquisitions of Kids Line, LaJobi and CoCaLo with senior debt financing. This debt leverage, or additional leverage that may be incurred with any other future acquisitions, could adversely affect our profitability and limit our ability to capitalize on future business opportunities.
Disruptions in our current information technology systems or difficulties in implementing alternative information technology systems could harm our business.
          System failure or malfunctioning in our information technology systems may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. In addition, we intend to evaluate whether the implementation of a consolidated information technology system for our continuing operations would provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In the event that we elect to implement a new system, we anticipate incurring significant financial and resource costs, and our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
A limited number of our shareholders can exert significant influence over us.

          As reported in various Schedules 13D filed with the SEC (i) various investment funds and accounts managed by Prentice Capital Management, LP, (ii) D. E. Shaw Laminar Portfolios, L.L.C., and (iii) Franklin Advisory Services, LLC and related entities beneficially owned approximately 21%, 21%, and 10.0% respectively, of the outstanding shares of our Common Stock. Prentice and Laminar each has the right to nominate two members of our Board of Directors. This share ownership would permit these and other large stockholders to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.
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
          If actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amount of recoverability of property, plant and equipment, intangible assets, valuation allowances for receivables, inventories and deferred income tax assets), liabilities (including accruals for income taxes and liabilities) and or other items reflected in our consolidated financial statements, it could adversely affect our results of operations and financial condition.
Increased costs associated with corporate governance compliance may affect our results of operations.
          The Sarbanes Oxley Act of 2002 has required changes in some of our corporate governance and securities disclosure and compliance practices, and requires ongoing review of our internal control procedures. These developments have increased our legal compliance and financial reporting costs, and to the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement we may have to incur additional costs and divert management’s time and attention. Any such action could adversely affect our results of operations and financial condition. LaJobi and CoCaLo, acquired on April 2, 2008, were excluded from our testing of internal controls over financial reporting under the Sarbanes Oxley Act of 2002 and the related testing of our independent auditors in 2008, but will be subject to testing in 2009, which is anticipated to result in higher costs.

If our divested gift business fails to satisfy certain obligations relating to their operations, we could face third-party claims seeking to hold us liable for those obligations.
          In December of 2008, we completed the Gift Sale. We remain contingently liable to third parties for some obligations of the gift business, such as a real estate lease assumed by the buyer in the transaction, and may remain contingently liable for certain contracts and other obligations that have not been novated, in either case if such buyer fails to meet its obligations. In addition, the value of the consideration we received in connection with the disposition of our gift business could become impaired in the event that the buyer experiences financial or operational difficulties. Our financial condition and results of operations could be adversely affected if we receive any such third-party claims or the value of the consideration we received becomes impaired.
The trading price of our common stock has been volatile and investors in our common stock may experience substantial losses.
          The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:
•	changes in financial estimates of our net sales and operating results;

•	buy/sell recommendations by securities analysts;

•	the timing of announcements by us or our competitors concerning significant product developments, acquisitions or financial performance;

•	fluctuation in our quarterly operating results;

•	other economic or external factors;

•	our failure to meet the performance estimates of securities analysts or investors;

•	substantial sales of our common stock or the registration of substantial shares for sale; or

•	general stock market conditions.
     You may be unable to sell your stock at or above your purchase price.
If we fail to maintain compliance with the listing standards of the New York Stock Exchange, our common stock may be delisted therefrom.
          Our common stock is currently listed on the New York Stock Exchange (NYSE). We may fail to comply with the continued listing requirements of the NYSE, which may result in the delisting of our common stock. Subject to the temporary rules changes discussed below, the NYSE rules require, among other things, that the minimum listing price of our common stock be at least $1.00 for more than 30 consecutive trading days, and that our average market capitalization be at least $25 million over any 30 consecutive trading day period. If we fail to comply with the minimum listing price requirement and are unable to cure such defect within the six months following the receipt of any notice from the NYSE regarding our failure to achieve the minimum listing price of our common stock, the NYSE might delist our common stock. As of March 4, 2009, the NYSE suspended the $1.00 minimum price requirement on a temporary basis, through June 30, 2009. Further, the NYSE also extended until the same date its current easing of the average global market capitalization standard from $25 million to $15 million. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting could also make it more difficult for us to raise additional capital. As of March 25, 2009, our 30 trading day average market capitalization was approximately $30.5 million and our 30 trading day average stock price was $1.42.
We do not anticipate paying regular dividends on our common stock in the foreseeable future, so any short-term return on your investment will depend on the market price of our common stock.
          The covenants in our credit agreement limit our ability to pay dividends to our shareholders. No assurance, therefore, may be given that there will be any future dividends declared or that future dividend declarations, if any, will be commensurate in amount or frequency with past dividends.
Terrorist attacks and threats may disrupt our operations and negatively impact our revenues, costs and stock price.
          The terrorist attacks of September 11, 2001 in the U.S., the U.S. response to those attacks and the resulting decline in consumer confidence had a substantial adverse effect on the U.S. economy. Any similar future events may disrupt our operations directly or indirectly by affecting the operations of our customers. In addition, these events have had and may continue to have an adverse impact on the U.S. economy in general and on consumer confidence and spending in particular, which could harm our revenues. Any new terrorist events or threats could have a negative effect on the U.S. and world financial markets generally, which could reduce the price of our common stock and may limit the capital resources available to us and others with whom we conduct business. If any of these events occur, they could have a significant adverse effect on our results of operations and could result in increased volatility in the market price of our common stock.
Various restrictions in our charter documents, policies, New Jersey law and our credit agreement could prevent or delay a change in control of us which is not supported by our board of directors.
          We are subject to a number of provisions in our charter documents, policies, New Jersey law and our credit agreement that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These anti-takeover provisions include:
•	advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings;

•	the absence of cumulative voting in the election of directors;

•	covenants in our credit agreement restricting mergers, asset sales and similar transactions and a provision in our credit agreement that triggers an event of default upon certain acquisitions by a person or group of persons with beneficial ownership of 50.1% or more of our outstanding common stock; and

•	the New Jersey Shareholders Protection Act.
          The New Jersey Shareholders Protection Act, as it pertains to us, prohibits a merger, consolidation, specified asset sale or other similar business combination or disposition between the Company and any stockholder of 10% or more of our voting stock for a period of five years after the stockholder acquires 10% or more of our voting stock, unless the transaction is approved by our board of directors before the stockholder acquires 10% or more of our voting stock. In addition, no such transaction shall occur at any time unless: (1) the transaction is approved by our board of directors before the stockholder acquires 10% or more of our voting stock, (2) the transaction is approved by the holders of two-thirds of our voting stock excluding shares of our voting stock owned by such “interested” stockholder or (3) (A) the aggregate consideration received per share by stockholders in such transaction is at least equal to the higher of (i) the highest per share price paid by the interested stockholder (x) within the 5-year period preceding the announcement date of such transaction or (y) within the 5-year period preceding, or in the transaction, in which the stockholder became an interested stockholder, whichever is higher, in each case plus specified interest, less the value of dividends paid up to the amount of such interest, and (ii) the market value per share of common stock on the announcement date of such transaction or on the date the interested stockholder became an interested stockholder, whichever is higher, plus specified interest, less the value of dividends paid up to the amount of such interest, (B) the consideration in the transaction received by stockholders is in cash or in the same form as the interested stockholder used to acquire the largest number of shares previously acquired by it, and (C) after the date the interested stockholder became an interested stockholder, and prior to the consummation of the transaction, such interested stockholder has not become the beneficial owner of additional shares of our stock, except (w) as part of the transaction which resulted in the interested stockholder becoming an interested stockholder, (x) by virtue of proportionate stock splits, stock dividends or other distributions not constituting a transaction covered by the New Jersey Shareholders Protection Act, (y) through a transaction meeting the conditions of paragraph (B) above and this paragraph (C) or (z) through purchase by the interested stockholder at any price, which, if that price had been paid in an otherwise permissible transaction under the New Jersey Shareholders Protection Act, the announcement date and consummation date of which were the date of that purchase, would have satisfied the requirements of paragraphs (A) and (B) above.

ITEM 1B. UNRESOLVED STAFF COMMENTS
          Not applicable.
ITEM 2. PROPERTIES
          We own an office and distribution facility used by Sassy in Kentwood, Michigan. We lease additional office and distribution facilities located in South Gate, California; and Cranbury, New Jersey. We also sublease office space in Wayne, New Jersey (from the Buyer of the Gift Business), and lease office space in Bannockburn, Illinois and Costa Mesa, California. We also sublease from the Buyer of the Gift Business office space and distribution facilities in Eastleigh, Hampshire England and Sydney, Australia. See Note 14 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”, for more information regarding our Costa Mesa lease.
          LaSalle Business Credit, LLC and certain of its affiliates (“LaSalle”), as administrative agent for the lenders under our current credit agreement, has a lien on substantially all of our assets. Such lien includes a mortgage on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan (the “Facility Encumbrance”). See Note 9 of Notes to Consolidated Financial Statements.
          We believe that our facilities are maintained in good operating condition and are, in the aggregate, adequate for our purposes. At December 31, 2008, we were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from three months to 8.6 years. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Contractual Obligations.” Also see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Off-Balance Sheet Arrangements” for a description of our contingent liability with respect to a lease assumed by the Buyer with respect to the sale of the Gift Business and Note 20 of Notes to the Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
          In the ordinary course of its business, we are party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to our business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially adversely affect our consolidated results of operations, financial condition or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT
          The following table provides information with respect to our executive officers as of March 15, 2009. All officers are elected by the Board of Directors and may be removed with or without cause by the Board. As is discussed under the section captioned “Financings” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources”, all of our operations are currently conducted through our subsidiaries. As a result, we have determined that it is appropriate to include the leaders of each of our principal business units as executive officers, even where such leaders are employed by our subsidiaries. As a result, Lawrence Bivona, President of LaJobi, Inc.; Fritz Hirsch, President of Sassy, Inc.; Michael Levin, President and Chief Executive Officer of Kids Line, LLC; and Renee Pepys-Lowe, President of CoCaLo, Inc. are each deemed to be executive officers.

NAME	AGE	POSITION WITH THE COMPANY
Bruce G. Crain(1)	48	President and Chief Executive Officer
Marc S. Goldfarb	45	Senior Vice President, General Counsel and Corporate Secretary
Guy A. Paglinco	51	Vice President, Chief Accounting Officer and interim Chief Financial Officer
Lawrence Bivona	53	President of LaJobi, Inc.
Fritz Hirsch	57	President of Sassy, Inc.
Michael Levin	47	President and Chief Executive Officer of Kids Line, LLC
Renee Pepys-Lowe	44	President of CoCaLo, Inc.

(1)	Member of our Board of Directors
          Bruce G. Crain joined the Company as President and Chief Executive Officer and a member of our Board of Directors in December 2007. From March 2007 until December 2007, he provided consulting services to the Company and to Prentice Capital Management, L.P. and D.E. Shaw & Co., L.P. Previously, he served in various executive capacities with Blyth, Inc, a NYSE—listed multi-channel designer and marketer of home décor and gift products from 1997 to September 2006.
          Marc S. Goldfarb joined the Company as Vice President, General Counsel and Corporate Secretary in September 2005. In November 2006, he was promoted to the position of Senior Vice President. Prior to joining the Company, Mr. Goldfarb was Vice President, General Counsel and Corporate Secretary of Journal Register Company, a publicly traded newspaper publishing company, from January 2003 to September 2005. From July 1998 to January 2003, he served as Managing Director and General Counsel of The Vertical Group, an international private equity firm. Prior to that, Mr. Goldfarb was a Partner at Bachner, Tally, Polevoy & Misher LLP, a law firm.
          Guy A. Paglinco joined the Company as Vice President—Corporate Controller in September 2006, and was promoted to Vice President and Chief Accounting Officer of the Company as of November 13, 2007 and interim Chief Financial Officer as of January 30, 2009. Immediately prior to joining the Company, Mr. Paglinco served in various roles at Emerson Radio Corp., an AMEX-listed international distributor of consumer electronic products, including Chief Financial Officer from 2004-2006, and Corporate Controller from 1998-2004.
          Lawrence Bivona joined the Company as President of LaJobi, Inc. upon its acquisition in April 2008. Prior to such acquisition, he served as President of LaJobi Industries, Inc (the predecessor of LaJobi) since he co-founded the company in 1994.
          Fritz Hirsch joined the Company as President of Sassy, Inc. upon its acquisition in July 2002. Prior to such acquisition, he served as President of Sassy since 1986.
          Michael Levin joined the Company as President and Chief Executive Officer of Kids Line, LLC upon its acquisition in December 2004. Prior to such acquisition, he served as President and Chief Executive Officer of Kids Line, LLC since June 2001.
          Renee Pepys-Lowe joined the Company as President of CoCaLo, Inc. upon its acquisition in April 2008. Prior to such acquisition, she served as President and Chief Executive Officer of CoCaLo since she founded the company in 1998.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          At March 20, 2009, our Common Stock was held by approximately 375 shareholders of record. Our Common Stock has been traded on the New York Stock Exchange, under the symbol RUS, since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices on the New York Stock Exchange Composite Tape for the calendar periods indicated, as furnished by the New York Stock Exchange:

	2008		2007
	HIGH	LOW	HIGH	LOW
First Quarter	$15.54	$11.87	$15.90	$13.34
Second Quarter	14.52	7.97	19.90	13.60
Third Quarter	10.24	6.20	20.08	13.65
Fourth Quarter	7.18	1.05	18.48	14.80
          The Company has not paid a dividend since April 2005 and currently does not anticipate paying any dividends.
          In accordance with the terms of our current credit agreement, we are restricted in our ability to pay dividends to our shareholders. See Item 7, “Managements Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” and Note 9 of Notes to Consolidated Financial Statements for a description of our current credit agreement, including such dividend restrictions.
          See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan Information.
CUMULATIVE TOTAL STOCKHOLDER RETURN
          The following line graph compares the performance of our Common Stock during the five-year period ended December 31, 2008 with the S&P 500 Index and an index composed of other publicly traded companies that we consider to be our peers (the “New Peer Group”). The graph assumes an investment of $100 on December 31, 2003 in our Common Stock, the S&P 500 Index, the New Peer Group index and the peer group index used in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “Old Peer Group”).
          The New Peer Group is comprised of the following publicly traded companies: (1) Crown Crafts, Inc.; (2) Dorel Industries, Inc.; (3) RC2 Corporation; and (4) Summer Infant, Inc.
          The Old Peer Group was comprised of (1) Blyth, Inc.; (2) Crown Crafts, Inc.; (3) CSS Industries, Inc.; (4) Lenox Group, Inc.; and (5) Dorel Industries, Inc., and is included in the chart below for comparative purposes.
          The New Peer Group eliminates Blyth, Inc., CSS Industries, Inc. and Lenox Group, Inc., because each is engaged primarily in the gift business (and our continuing operations are now solely in the infant and juvenile business), and adds RC2 Corporation and Summer Infant, Inc., because each is primarily engaged in the infant and juvenile business.
          Both peer group returns are weighted by market capitalization as of the beginning of each year. Cumulative total return assumes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Russ Berrie & Company, Inc., The S&P 500 Index,
An Old Peer Group And A New Peer Group

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08

Russ Berrie & Company, Inc.	100.00	96.09	48.35	65.42	69.27	12.58

S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

Old Peer Group	100.00	105.91	79.82	83.60	87.77	49.63

New Peer Group	100.00	136.95	116.95	141.09	119.80	75.50

Recent Sales of Unregistered Securities
          On October 6, 2008, we issued, among other things, an aggregate of 13,900 restricted stock units (“RSUs”) to specified employees as part of their compensation package for the year under our Equity Incentive Plan, which plan had not at the time of issuance of the RSUs been registered under the Securities Act of 1933, as amended (the “Securities Act”). All of the RSUs vest (and will be settled) ratably over a five-year period, commencing on October 6, 2009. All such RSUs may be settled in shares of our Common Stock (one share of Common Stock for each vested RSU), cash (in an amount per vested RSU equal to the fair market value on the vesting date of one share of Common Stock), or a combination of both, as determined by the Compensation Committee in its sole discretion. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. All recipients had adequate access, through their relationships with us, to information about us.

ITEM 6. SELECTED FINANCIAL DATA
          The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. As of December 23, 2008, we completed the sale of our Gift Business. As a result, discontinued operations reporting treatment was adopted for the Gift Business in our consolidated Statements of Operations for all periods presented in this Annual Report on Form 10-K, including the data in the table below. The December 31, 2008 Balance Sheet data does not include the Gift Business assets and liabilities as a result of the consummation of the sale of the Gift Business as of December 23, 2008, but does include the fair values of the consideration received from the Gift Sale. The Balance Sheet data presented for the years ended December 31, 2007 and prior thereto, included in the table below, has not been restated.

	Years Ended December 31,*
	2008	2007	2006	2005	2004
		(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net Sales	$229,194	$163,066	$147,100	$131,519	$57,216
Cost of Sales	159,792	111,361	84,338	76,232	37,694
Operating (Loss) Income from continuing operations	(118,986)	16,915	34,077	29,790	2,043
(Loss) income before Provision (Benefit) for Income Taxes	(128,371)	13,222	24,429	14,245	1,969
Income Tax Provision (Benefit)	(29,031)	4,127	10,363	3,593	601
(Loss) Income from continuing operations	(99,340)	9,095	14,066	10,652	1,368
(Loss) Income from discontinued operations, net of tax	(12,216)	(187)	(23,502)	(45,751)	(21,368)
Net (loss) Income	(111,556)	8,908	(9,436)	(35,099)	(20,000)
Basic (Loss) Income Per Share:
(Loss) income from continuing operations	(4.66)	0.43	0.67	0.51	(0.07)
(Loss) income from discontinued operations	(0.57)	(0.01)	(1.12)	(2.20)	(1.03)
Net (Loss) income per common share	(5.23)	0.42	(0.45)	(1.69)	(0.96)
Diluted (Loss) Income Per Share:
(Loss) income from continuing operations	(4.66)	0.43	0.67	0.51	(0.01)
(Loss) income from discontinued operations	(0.57)	(0.01)	(1.12)	(2.20)	(0.95)
Net (Loss) income per common share	(5.23)	0.42	(0.45)	(1.69)	(0.96)
Dividends Per Share**	0.00	0.00	0.00	0.10	8.20
Balance Sheet Data:
Working Capital	$25,046	$63,133	$45,872	$71,511	$119,293
Property, Plant and Equipment, net	4,466	13,093	13,993	17,856	28,690
Total Assets	235,434	340,123	303,767	328,961	411,098
Debt	102,812	66,844	54,332	76,517	125,000
Shareholders’ Equity	77,876	204,639	190,664	193,854	234,516

*	The above results include Kids Line, LLC since its acquisition on December 15, 2004 and LaJobi and CoCaLo since their acquisitions on April 2, 2008. The above results include Bright of America Inc. from 2003 until its sale as of July 30, 2004.

**	Dividends per share for the year ended December 31, 2004 includes a one-time special cash dividend in the amount of $7.00 per common share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          The financial and business analysis below provides information that we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with Item 6, Selected Financial Data, and our consolidated financial statements and accompanying Notes to Consolidated Financial Statements set forth in Item 8 below.
Overview
          We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated annual net sales from continuing operations of $229.2 million in 2008, which includes the results of operations of our two 2008 acquisitions since April 2008.
Shift to Infant and Juvenile Business
          During 2008, we strategically refocused our business to further enhance our position in the infant and juvenile business. In April 2008, we consummated the acquisitions of each of the net assets of LaJobi Industries, Inc. (“LaJobi”) and the capital stock of CoCaLo, Inc. (“CoCaLo”). LaJobi designs, imports and sells infant and juvenile furniture and related products, and CoCaLo designs, imports and sells infant bedding and related accessories. In addition, in December 2008, we sold our gift segment business (the “Gift Business”).
          Together with our 2004 acquisition of Kids Line, LLC (“Kids Line”) — which designs, imports and sells infant bedding and related accessories — and our 2002 acquisition of Sassy, Inc. (“Sassy”) — which designs, imports and sells developmental toys and feeding, bath and baby care items — these actions have focused our operations on the infant and juvenile business, and have enabled us to offer a more complete range of products for the baby nursery.
          The results of operations of LaJobi and CoCaLo are included in our consolidated results of operations from and after April 2, 2008; accordingly, our fiscal year 2008 results include only nine months of activity from these acquired entities. See “Liquidity and Capital Resources” below under the section captioned “Recent Acquisitions” for a description of the terms of the acquisitions of LaJobi and CoCaLo.
          Prior to December 23, 2008, we had two reportable segments: (i) our infant and juvenile segment; and (ii) our gift segment. As a result of the Gift Sale, we currently operate in one segment: our infant and juvenile segment. Consistent with our strategy of building a confederation of complementary businesses, each subsidiary in our infant and juvenile business is operated independently by a separate group of managers. Our senior corporate management, together with senior management of our subsidiaries, coordinates the operations of all of our businesses and seeks to identify cross-marketing, procurement and other complementary business opportunities.
Discontinued Operations
          The Gift Sale was consummated as of December 23, 2008. Prior to the Gift Sale, the gift segment designed, manufactured through third parties and marketed a wide variety of gift products, primarily under the trademarks Russ® and Applause®, to retail stores throughout the United States and the world via wholly-owned subsidiaries and independent distributors. The consideration received for the Gift Sale, as well as a related license to Buyer of the Russ® and Applause® trademarks, is discussed in more detail in “Liquidity and Capital Resources” below under the section captioned “Recent Disposition”.
          The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 at approximately $19.8 million, and consists of a Note Receivable of $15.3 million and an Investment of $4.5 million on our consolidated balance sheet. In connection with the sale of the Gift Business, we recognized an impairment charge on the Applause® trademark of approximately $6.7 million, which was recorded in impairment of goodwill and intangibles, as part of continuing operations (as we still own such trademark, which is licensed to the Buyer of the Gift Business).
          Prior to its divestiture, the Gift Business had revenues of approximately $124.0 million in 2008 (through December 23, 2008), $168.1 million in 2007 and $147.7 million in 2006. The loss from discontinued operations, net of tax, for 2008 was $12.2 million, primarily relating to lower sales and margins in 2008. Losses from discontinued operations, net of tax, were $187,000 and $23.5 million in 2007 and 2006, respectively.
          As a result of the sale of the Gift Business, the Consolidated Statements of Operations have been restated to show the Gift Business as discontinued operations for the years ended December 31, 2008, 2007 and 2006. The December 31, 2008 Consolidated Balance Sheet does not include the Gift Business assets and liabilities, as a result of the consummation of the Gift Sale on December 23, 2008. The Consolidated Balance Sheet as of December 31, 2007 has not been restated to present the Gift Business within Discontinued Operations. The Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 have not been restated. The accompanying notes to Consolidated Financial Statements have been restated to reflect the discontinued operations presentation described above for the basic financial statements.
Continuing Operations
          Our infant and juvenile segment — which currently consists of Kids Line, LaJobi, Sassy and CoCaLo — designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others: infant bedding and related nursery accessories (Kids Line and CoCaLo); infant furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers), and military post exchanges. We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia, and sell through independent manufacturers’ representatives and distributors in certain other countries. International sales from continuing operations, defined as sales outside of the United States, including export sales, constituted 8.2%, 9.5% and 8.4% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we expand our presence outside of the U.S.
          Aside from funds supplied by senior lenders to consummate acquisitions, revenues from the sale of products have historically been the major source of cash for the Company, and cost of goods sold and payroll expenses have been the largest uses of cash. As a result, operating cash flows primarily depend on the amount of revenue generated and the timing of collections, as well as the quality of the customer accounts receivable. The timing and level of the payments to suppliers and other vendors also significantly affect operating cash flows. Management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions, and also enable us to pay down debt incurred in connection with our acquisitions.
          We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions.
          Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in 2008 and 2007, would increase our expenses, and therefore, adversely affects our profitability. Conversely, a small portion of our revenues is generated by our subsidiaries in Australia and the U.K. and are denominated primarily in those local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes.
          Additionally, if our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. To the extent we are unable to pass such price increases along to our customers, our gross margins would decrease. For example, increased costs in the PRC, primarily for raw materials, labor, taxes and currency, increased our cost of goods sold and reduced our gross margins in 2007 and 2008.
          We have previously carried significant goodwill and intangible assets on our balance sheet. We recorded, in our consolidated financial statements for the fourth quarter and fiscal year ended December 31, 2008, non-cash impairment charges to: (i) goodwill related to our continuing infant and juvenile operations in the approximate amount of $130.2 million, in connection with our annual assessment of goodwill in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”); (ii) our Applause® trademark in connection with the Gift Sale of $6.7 million; and (iii) intangible assets related to our continuing infant and juvenile operations of $3.7 million, in connection with our annual assessment of indefinite-life intangible assets in accordance with SFAS 142. We will continue to evaluate the carrying amount of our indefinite-life intangible assets in accordance with SFAS 142, and there can be no assurance that we will not incur additional impairment charges in the future. See Note 5 of Notes to Consolidated Financial Statements for details with respect to impairment changes incurred during 2008. Due to current economic conditions and the impairment recorded on all of our goodwill in the fourth quarter of 2008, we evaluated the useful life of our Kids Line customer relationships intangible asset and determined that the Kids Line customer relationships is a finite-lived asset and, as such, will be amortized over a 20-year life. In connection with such determination, we recorded $389,000 of amortization expense in the three months and year ended December 31, 2008.
General Economic Conditions as they Impact Our Business
          Economic conditions have recently deteriorated significantly in the United States and many of the other regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. Continuing adverse global economic conditions in our markets may result in, among other things, (i) reduced demand for our products, (ii) increased price competition for our products, and/or (iii) increased risk in the collectibility of cash from our customers. See Item 1A, “Risk Factors—The state of the economy may impact our business”. In addition, our operations and performance depend significantly on levels of consumer spending, which have recently deteriorated significantly in many countries and regions as a result of increases in energy costs, conditions in the residential real estate and mortgage markets, stock market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.
          In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors—If the national and world-wide financial crisis intensifies, potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition”.
Company Outlook
          Our growth in revenues from continuing operations in 2008 as compared to 2007 is attributable to the acquisitions of LaJobi and CoCaLo. Like many companies in the businesses in which we operate, we continue to experience margin pressure, primarily as a result of rising raw material prices, higher expenses associated with manufacturing in Eastern Asia and currency fluctuations between the U.S. dollar and the Chinese Yuan. We continue to seek to mitigate this pressure, including through the development of new products that can command higher pricing, the identification of alternative, lower-cost sources of supply and, where possible, price increases. Particularly in the mass market, our ability to increase prices is limited by market and competitive factors, and while we have implemented selective price increases, we have generally focused our efforts on maintaining (or increasing) shelf space at retailers and, as a result, our market share.

          The principal elements of our global business strategy include:
•	focusing on design-led and branded product development at each of our subsidiaries, to enable us to continue to introduce compelling new products;

•	pursuing organic growth opportunities to capture additional market share, including:
(i)	expanding our product offerings into related categories;

(ii)	increasing our existing product penetration (selling more products to existing customer locations);

(iii)	increasing our existing store penetration (selling to more store locations within each large, national retail customer); and

(iv)	expanding and diversifying our distribution channels, with particular emphasis on sales into international markets;
•	growing through licensing, distribution or other strategic alliances, including pursuing acquisition opportunities in businesses complementary to ours;

•	implementing strategies to further capture synergies within and between our confederation of businesses, through cross-marketing opportunities, consolidation of certain operational activities and other cooperative activities; and

•	continuing efforts to manage costs within each of our businesses.
          We believe that we have made substantial progress in successfully implementing this strategy during 2008. As noted above, we acquired each of LaJobi and CoCaLo on April 2, 2008, which enabled us to significantly expand our infant and juvenile business and offer a more complete range of products for the baby nursery. We also sold our Gift Business on December 23, 2008, enabling us to focus our efforts and resources on our infant and juvenile business. In addition, during 2008, we expanded our product line to offer products at a broader variety of price points and also added several environmentally friendly products. For example, Kids Line significantly increased its sales of Carter’s® brand bedding separates, while Kids Line and CoCaLo each introduced new organic, eco-friendly brands. CoCaLo also expanded and refined its CoCaLo Couture brand, which targets higher price points. LaJobi also developed a new brand — Nursery 101® — for introduction in 2009, which will represent products at a lower price point than the rest of its line.
          Effective December 2008, Sassy terminated its distribution agreement with MAM Babyartikel GmbH, which accounted for approximately $22 million of sales in 2008 that will not recur in 2009, and also terminated its license agreement with Leap Frog during 2008 due to unacceptable levels of sales and profitability associated with this agreement. During the fourth quarter of 2008, Sassy right-sized its operations in light of the termination of the MAM distribution agreement. Under this plan, in addition to reducing approximately 30% of its full-time workforce, Sassy repositioned its operations around its core strength as a developmental product company and developed new products and packaging to support this effort, the costs of which are not material.

Basis of Presentation
          As discussed above, as a result of the sale of the Gift Business, the Consolidated Statement of Operations for the year ended December 31, 2008 (and the discussion below) presents the Gift Business as discontinued operations, and all prior periods presented in the Consolidated Statements of Operations herein and the discussion below have been restated to conform with such presentation. In addition, the results of operations of LaJobi and CoCaLo, each of which was acquired on April 2, 2008, are included in the consolidated results of operations from and after the date of acquisition and, accordingly, the fiscal year 2008 results include only nine months of activity from these acquired entities. See “Liquidity and Capital Resources” below under the sections captioned “Recent Acquisitions” and “Recent Disposition” for a more detailed description of the LaJobi and CoCaLo acquisitions, as well as the Gift Sale.
Results of Operations
Year ended December 31, 2008 compared to year ended December 31, 2007
          The Company’s net sales for the year ended December 31, 2008 increased by 40.6% to $229.2 million, compared to $163.1 million for the year ended December 31, 2007. This increase was attributable to the inclusion of sales generated by LaJobi and CoCaLo since their respective acquisitions as of April 2, 2008, partially offset by an approximately $1.8 million aggregate decline in net sales for Kids Line and Sassy. The decline in Kids Line and Sassy sales resulted primarily from weakness in retail markets due to the economic slowdown and the resultant aggressive inventory management by retailers, particularly in the fourth quarter of 2008.
          Gross profit was $69.4 million, or 30.3% of net sales, for the year ended December 31, 2008, as compared to gross profit of $51.7 million, or 31.7% of net sales, for the year ended December 31, 2007. Gross profit margin was negatively impacted in 2008 by: (i) competitive pricing pressures; (ii) increased cost of goods sold resulting from higher raw material, labor and tax expenses incurred by our suppliers, as well as the unfavorable impact of foreign currency exchange rates; (iii) increased costs associated with product safety and compliance testing; (iv) a shift in product mix (primarily due to higher sales of licensed products that carry lower margins); and (iv) an aggregate impairment charge to infant and juvenile tradenames of $3.7 million, or approximately 1.6% of net sales, recorded in the fourth quarter of 2008 in connection with the Company’s testing of intangible assets under SFAS 142. Gross profit for fiscal 2007 was negatively impacted by aggregate impairment charges (incurred in the third and fourth quarters of 2007) of $10 million (or 6.1% of net sales) related to the MAM Agreement.
          Selling, general and administrative expense was $51.5 million, or 22.5% of net sales, for the year ended December 31, 2008, compared to $34.8 million, or 21.3% of net sales, for the year ended December 31, 2007. Selling, general and administrative expense increased in absolute terms due to: (i) the inclusion from April 2, 2008 of the results of operations from the LaJobi and CoCalo acquisitions, which costs were not included in the results of operations in 2007; and (ii) an increase in non-cash share-based compensation expense that was approximately $1.4 million higher in 2008 as compared to 2007.
          As a result of our annual goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2008, we concluded that our goodwill was fully impaired and, as a result, recorded an aggregate non-cash impairment charge to goodwill of $130.2 million in the fourth quarter of 2008. The majority of the goodwill originated from the purchase of Kids Line in 2004. We also recorded an impairment charge on the Applause® tradename in the amount of $6.7 million in connection with the sale of the Gift Business.
          Other expense was $9.4 million for the year ended December 31, 2008 compared to $3.7 million for the year ended December 31, 2007, an increase of $5.7 million. This increase was primarily attributable to increased interest and interest-related charges, which resulted from additional borrowing costs associated with the acquisitions of LaJobi and CoCaLo, the related write-off of deferred financing and other costs incurred in connection with the expanded credit facility necessitated by such acquisitions ($0.7 million) and unfavorable changes ($2.1 million) in the fair value of an interest rate swap agreement required by such expanded credit facility.
          (Loss) income from continuing operations before income tax was a loss of $128.4 million for the year ended December 31, 2008 compared to income of $13.2 million for the year ended December 31, 2007. This decrease of $141.6 million was primarily the result of the $130.2 million goodwill impairment charge discussed above, the impairment on the Applause® tradename of $6.7 million as a result of the sale of the Gift Business, and the impairment in other tradenames of $3.7 million, resulting in aggregate impairment charges of $140.6 million recorded in the year ended December 31, 2008, as well as the $5.7 million increase in interest and interest related charges. The 2007 results include a $10 million impairment charge recorded in connection with the MAM Agreement and a $0.9 million write-off of a note receivable from a 2004 disposition.
     The income tax benefit on continuing operations for the year ended December 31, 2008 was $29.0 million as compared to an income tax expense on continuing operations of $4.1 million in 2007. The Company recorded a current federal tax benefit of approximately $1.8 million primarily related to a decrease in tax reserves associated with the expiration of the statute of limitations in various jurisdictions during 2008, partially offset by foreign tax expense of approximately $0.6 million on profitable foreign operations, and state income tax expense of approximately $0.6 million on profitable operations in LaJobi. The Company recorded a federal deferred tax benefit of approximately $19 million related to the deferred tax asset associated with tax amortization of intangible assets relating to the Kids Line, Sassy, Applause, LaJobi and CoCaLo acquisitions. These deferred tax assets are indefinite in nature for accounting purposes. In addition, the Company recorded an additional tax benefit of approximately $9.4 million related to the reversals of valuation allowances related to various tax reserves, foreign tax credit carryforwards, contribution carryforwards and state NOL carryforwards, which the Company has determined that it no longer needs as a result of the disposition of the Gift Business, which generated losses. The Company has recorded valuation allowances against that portion of its deferred tax assets where management believes it is more likely than not that the Company will not be able to realize such deferred tax assets.
          As a result of the foregoing, (loss) income from continuing operations for the year ended December 31, 2008 was a loss of $99.3 million, compared to income from continuing operations of $9.1 million, for the year ended December 31, 2007.
           Loss from discontinued operations, net of tax, was $12.2 million in 2008 as compared to $187,000 in 2007. This loss resulted from the sale of the Gift Business as of December 23, 2008, and consists of three components: a loss from discontinued operations; a gain on disposition; and the related income tax provision or benefit. Net sales for the Gift Business were $124.0 million and $168.1 million for the years ended December 31, 2008 and 2007, respectively. The lower sales in 2008 were primarily attributable to decreases in sales of Shining Stars® products as compared to the prior year, and further weakness in the gift market as a result of the continuing economic slowdown. Gross profit margins for the Gift Business were 40.0% for the year ended December 31, 2008 as compared to 43.8% for the year ended December 31, 2007, as a result of the impact of certain unusual charges during the second quarter of 2008 in the aggregate amount of $2.9 million, which charges consisted of an inventory charge ($1.6 million), the non-cash write-down of Shining Stars website development expenses ($1.0 million) and a gift segment impairment charge ($0.3 million). As a percentage of sales, selling general and administrative expenses for the Gift Business were 65.0% in 2008 compared to 44.8% in 2007. The primary reason for this increase was an additional impairment charge of $6.7 million to write down fixed assets, which was recorded in the second quarter of 2008, and the effect of fixed costs on a reduced sale base. As a result of the foregoing factors, the loss from discontinued operations was $17.3 million in 2008 as compared to $1.4 million for 2007. The gain on disposition was $0.9 million for the year ended December 31, 2008. This gain resulted from a valuation of the fair value of the consideration received in the Gift Sale of approximately $19.8 million, recorded as Note Receivable of $15.3 million and Investments of $4.5 million, which was offset by deferred revenue of $5.0 million from licensing arrangements entered into with the buyer of the Gift Business (the “License Agreement”) as compared to the book value of net assets exchanged. We currently anticipate that the revenue received from the License Agreement will continue to be recorded as deferred revenue throughout all or substantially all of the five year term of the License Agreement. The income tax provision (benefit) from discontinued operations was a benefit of $4.1 million in 2008 as compared to a benefit of $1.2 million in 2007.
          As a result of the foregoing, net loss for the year ended December 31, 2008 was a loss of $111.6 million, or $(5.23) per diluted share, compared to net income of $8.9 million, or $0.42 per diluted share, for the year ended December 31, 2007
Year ended December 31, 2007 compared to year ended December 31, 2006
          The Company’s net sales for the year ended December 31, 2007 increased by 10.9% to $163.1 million, compared to $147.1 million for the year ended December 31, 2006. The net sales increase was attributable primarily to new and varied product introductions, including a successful introduction of Carters® branded infant bedding at Kids Line. Results of operations for 2007 and 2006 do not include the results of LaJobi and CoCaLo, which were acquired in April 2008.
          Gross profit was 31.7% of net sales for the year ended December 31, 2007, as compared to gross profit of 42.7% for the year ended December 31, 2006. Gross profit for the year ended December 31, 2007 was negatively impacted by an aggregate impairment charge of $10.0 million, or approximately 6.1% of net sales, recorded in the third and fourth quarters of 2007 with respect to the MAM Agreement. In addition, the decreased margins in fiscal 2007 as compared to fiscal 2006 resulted from the negative impact of: (i) pricing pressure; (ii) increased raw material costs; (iii) a shift in product mix; and (iv) unfavorable currency exchange expenses associated with the MAM Agreement.

          Selling, general and administrative expense was $34.8 million, or 21.3% of net sales, for the year ended December 31, 2007, compared to $28.7 million, or 19.5% of net sales, for the year ended December 31, 2006. Selling, general and administrative expense increased primarily as a result of several charges recorded in 2007, including: (i) $2.1 million in current and future severance obligations; (ii) $1.5 million of costs related to the exploration of strategic alternatives; (iii) approximately $0.9 million related to the write-down of a note receivable in connection with a 2005 divestiture; and (iv) costs associated with growth at Kids Line, including the establishment of a U.K. subsidiary of Kids Line.
          Other expense was $3.7 million for the year ended December 31, 2007 compared to $9.6 million for the year ended December 31, 2006, a decrease of $5.9 million. This improvement is the result of refinancing costs that were incurred in 2006 but not in 2007, as well as lower borrowing costs in 2007 resulting from the pay down of debt.
          Income from continuing operations before income tax was $13.2 million for the year ended December 31, 2007, compared to income from continuing operations of $24.4 million for the year ended December 31, 2006. This decrease of $11.2 million was primarily the result of the aggregate $10.0 million MAM impairment charge, as well as the increase in selling, general and administrative expenses described above.
     The income tax provision on continuing operations for the year ended December 31, 2007 was $4.1 million as compared to $10.4 million in 2006. The Company recorded a current federal tax expense of approximately $4.3 million related to profitable operations offset by a decrease in tax reserves of approximately $1.0 million associated with the expiration of the statute of limitations in various jurisdictions during 2007. The Company recorded a current state income tax expense of approximately $1.1 million and foreign income tax expense of approximately $0.6 million related to profitable operations in Australia. The Company recorded a federal deferred tax benefit of approximately $0.9 million primarily related to the tax amortization of intangible assets related to the Sassy and Kids Line acquisitions, offset by the book impairment taken on the MAM Agreement terminated by Sassy.
          As a result of the foregoing, income from continuing operations for the year ended December 31, 2007 was $9.1 million, compared to income from continuing operations of $14.1 million, for the year ended December 31, 2006.
          Income (loss) from discontinued operations, net of tax, was a loss of $0.2 million for the year ended December 31, 2007 as compared to a loss of $23.5 million for the year ended December 31, 2006. Net sales for the Gift Business were $168.1 million and $147.7 million for the years ended December 31, 2007 and 2006, respectively. The higher sales were primarily attributable to the rollout of the Company’s Shining Stars® product line, improved content and product availability, as well as strong consumer demand for the Yokimo brand of premium plush products. Gross profit margins of the Gift Business were 43.8% for the year ended December 31, 2007 as compared to 37.6% for the year ended December 31, 2006, primarily as a result of the introduction in 2007 of new, higher margin products throughout the gift segment product line, including Shining Stars and Yomiko. As a percentage of net sales, selling general and administrative expenses for the Gift Business were 44.8% in 2007 compared to 56.4% in 2006. The decrease as a percent of net sales in 2007 is the result of expense reduction initiatives that were implemented in prior years and a higher sale base, partially offset by an increase in advertising expense of approximately $2.7 million in connection with the introduction of the Shining Star product line. The income tax benefit for 2007 was $3.7 million as compared to a benefit of $3.5 million for 2006.
          As a result of the foregoing, net income for the year ended December 31, 2007 was $8.9 million, or $0.42 per diluted share, compared to a loss of $9.4 million, or $(0.45) per diluted share, for the year ended December 31, 2006.
Liquidity and Capital Resources
          Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next 12 months. Any significant future business or product acquisitions may require additional debt or equity financing.

          As of December 31, 2008, the Company had cash and cash equivalents of $3.7 million compared to $21.9 million at December 31, 2007. This decrease of $18.2 million primarily reflects the use of cash to fund the losses incurred in the Gift Business in 2008.
     Net cash provided by operating activities was approximately $25.5 million for the year ended December 31, 2008, which was comparable to net cash provided by operating activities of approximately $27.3 million for the year ended December 31, 2007. The 2008 operating activities reflected a net loss of $111.6 million in 2008 as compared to net income of $8.9 million in 2007. The 2008 loss included a non-cash impairment charge of $140.6 million as compared to an impairment of $10 million in 2007. The 2008 operating cash flows also reflect the impact of the acquisitions of LaJobi and CoCalo and the disposition of the Gift Business, which resulted in net decreases in accounts receivable and inventory, partially offset by decreases in accrued expenses.
     The net cash used in investing activities was $79.7 million for 2008 as compared to $32.7 million in 2007. The increase in net cash used in investing activities was primarily related to: (i) the purchase of LaJobi ($52.0 million); (ii) the purchase of CoCaLo ($16.6 million); and (iii) the $3.6 million payment of the Kids Line Earnout consideration.
     Net cash provided by financing activities was $36.8 million for 2008 compared to net cash provided by financing activities of $15.4 million in 2007. The cash provided by financing activities for 2008 was primarily due to the refinancing of the infant and juvenile credit facility to fund the Company’s 2008 acquisitions.

Recent Acquisitions
I. LaJobi
          On April 1, 2008, LaJobi, our newly-formed and indirect, wholly-owned Delaware subsidiary, entered into an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“Seller”), and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets used in the business of Seller and specified obligations. The transactions contemplated by the Asset Agreement were consummated as of April 2, 2008.
          The aggregate purchase price for the business of Seller was equal to: $47.0 million, reduced by the amount of assumed indebtedness (including capitalized lease obligations) as adjusted pursuant to a working capital adjustment, plus the earnout consideration described below. At closing, LaJobi paid $44.5 million in cash to Seller, plus $3.2 million (the estimated amount of the working capital adjustment). As the final working capital adjustment was $3.0 million, the Seller subsequently refunded $0.2 million. The remaining $2.5 million of the purchase price was deposited in escrow at closing in respect of potential indemnification claims. As additional consideration, if the following conditions have been satisfied, LaJobi will pay the earnout consideration described below:
          (a) Subject to paragraph (b) below, provided that the EBITDA of Seller’s business (the “Business”) (determined as provided in the Asset Agreement) has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the period from January 1, 2008 through December 31, 2010 (the “Measurement Date”), as compared to the specified EBITDA of the Business for calendar year 2007, LaJobi will pay to Seller a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date or Early Measurement Date (as defined in paragraph (b) below), as the case may be. The amount of such payment will range from zero to a maximum amount of $15.0 million (the “LaJobi Earnout Consideration”). The “Agreed Enterprise Value” will be the product of (i) the Business’s EBITDA during the twelve (12) months ending on the Measurement Date or Early Measurement Date, as the case may be, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved, subject to the $15.0 million cap described above.
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
          In connection with the Asset Agreement, we paid a finder’s fee to a financial institution in the amount of $1.5 million at the closing of the transaction, and have agreed to pay to such financial institution 1% of the Agreed Enterprise Value of LaJobi, payable in the same manner and at the same time as the LaJobi Earnout Consideration is paid to Seller. Including the finder’s fee paid at the closing, we incurred aggregate transaction expenses of approximately $2.0 million in connection with the LaJobi acquisition.

II. CoCaLo
          On April 1, 2008, our newly-formed, wholly-owned Delaware subsidiary, I&J Holdco, Inc. (the “CoCaLo Buyer”), entered into a Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo. The transactions contemplated by the Stock Agreement were consummated as of April 2, 2008.
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
          The Additional Earnout Payments provide for a potential payment ranging from zero to a maximum of $4.0 million, payable with respect to performance on three metrics — sales, gross profit and combined Kids Line and CoCaLo EBITDA (each as determined in accordance with the Stock Agreement) — as follows:
          (i) $666,667 will be paid if CoCaLo’s aggregate net sales for the three years ending December 31, 2010 (the “Measurement Period”) exceeds a specified initial target, and up to an additional $666,667 will be paid, on a straight line sliding scale basis, to the extent that CoCaLo’s net sales for the Measurement Period are between the initial performance target and a specified maximum target.
          (ii) $666,667 will be paid if CoCaLo’s aggregate gross profit for the Measurement Period exceeds a specified initial target, and up to an additional $666,667 will be paid, on a straight-line sliding scale basis, to the extent that CoCaLo’s aggregate gross profit for the Measurement Period is between the initial performance target and a specified maximum target.
          (iii) $666,666 will be paid if the aggregate EBITDA of Kids Line and CoCaLo for the Measurement Period exceeds a specified initial target, and up to an additional $666,666 will be paid, on a straight-line sliding scale basis, to the extent that the aggregate EBITDA of Kids Line and CoCaLo is between the initial performance target and a specified maximum target.
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
          In accordance with the Stock Agreement, CoCaLo entered into a three year employment agreement with Renee Pepys Lowe continuing her position as President.

Recent Disposition
          On December 23, 2008, we entered into, and consummated the transactions contemplated by, the Purchase Agreement dated as of December 23, 2008 (the “Purchase Agreement”) with The Russ Companies, Inc., a Delaware corporation (“Buyer”), for the sale of the capital stock of all of our subsidiaries actively engaged in the Gift Business, and substantially all of our assets used in the Gift Business, including, among other things, specified contracts, governmental authorizations, data and records, intangible and other rights pertaining to the Gift Business, and specified obligations (including all liabilities of the Company with respect to the purchased assets, all liabilities of the Company or any direct or indirect subsidiary of the Company with respect to the operation of the Gift Business in each case prior to and after the closing of the sale other than specified consolidated group taxes and liabilities resulting from product liability or workers compensation claims pertaining to the Gift Business incurred prior to such closing but unreported as of such date for which the Company has product liability or worker’s compensation insurance, as applicable), but excluding, among other specified items, a 6% ownership interest in the Shining Stars® website and specified intellectual property licensed to the Buyer as described below.
          The aggregate purchase price payable by the Buyer for the Gift Business was: (i) 199 shares of the Common Stock, par value $0.001 per share, of the Buyer (the “Buyer Common Shares”), representing a 19.9% interest in the Buyer after consummation of the transaction, and (ii) a subordinated, secured promissory note issued by Buyer to us in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, we will have the right to cause the Buyer to repurchase any Buyer Common Shares then owned by us, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with the Buyer. Pursuant to the License Agreement, the Buyer will pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment is due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty will be paid quarterly at the close of each three (3) month period during the term. At any time during the term of the License Agreement, the Buyer shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ® and Applause® trademarks (the “Retained IP”), from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If the Buyer does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require the Buyer to purchase all of the Retained IP for $5.0 million.
          Under the Purchase Agreement, each party is entitled to indemnification from the other for various matters, including, but not limited to, breaches of tax and environmental representations only (the other representations did not survive the closing), covenants, and Retained Liabilities, in the case of the Company, and breaches of tax and environmental representations only (the other representations do not survive), covenants and Assumed Liabilities, in the case of Buyer, subject, in the case of a breach of the specified representations, to a minimum threshold of $500,000 and a maximum aggregate indemnification limit of $5,250,000. The right to indemnification terminates with respect to the specified representations upon expiration of the applicable statute of limitations. Indemnification obligations of the Company shall be satisfied solely through a set-off from the then outstanding amount due, if any, under the Seller Note. The Buyer indemnified parties will have no remedy to the extent that (i) a claim exceeds the outstanding amount due under the Seller Note or (ii) if the Seller Note has been paid or no amount remains due thereunder.
          A detailed description of the Gift Sale can be found in the Current Report on Form 8-K filed by us on December 29, 2008.
Financings
Background
          In December 2004, we purchased all of the outstanding equity interests and warrants in Kids Line. The purchase of Kids Line was originally financed with the proceeds of a $125.0 million term loan, which was subsequently replaced by a $105.0 million credit facility with LaSalle Bank as agent (the “2005 Credit Agreement”) and a Canadian credit facility. On March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”) with the execution of separate credit agreements for each of our infant and juvenile segment and domestic gift segment.
          In connection with the purchases of LaJobi and CoCaLo, the credit agreement applicable to our infant and juvenile segment was amended and restated to, among other things, increase the facilities available thereunder and permit such acquisitions. Such credit agreement was further amended as of August 13, 2008, and again as of March 20, 2009, all as described below.
          In addition, in connection with the Gift Sale, the credit agreements applicable to our gift segment were terminated and all obligations thereunder were repaid.
          At March 20, 2009, after giving effect to the Second Amendment (defined and described below) there was approximately $100.4 million total borrowings under this facility, consisting of $80 million under the term loan and $20.4 under the revolving loan.
A. Our Credit Agreement
          On March 14, 2006, in connection with the LaSalle Refinancing, Kids Line and Sassy entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, Russ Berrie and Company, Inc. (“RB”) as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Original Credit Agreement”). The original commitments under the Original Credit Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).
          As of December 22, 2006, the Original Credit Agreement was amended (the “First Amendment”) to permit the repayment and subsequent reborrowing of up to $20 million under the Original Term Loan, which was intended to enable Kids Line and Sassy to continue to utilize cash flows expected to be generated from operations to repay debt until the earnout consideration under the purchase agreement pertaining to Kids Line (the “KL Earnout Consideration”) became due. Kids Line and Sassy paid $28.5 million of the KL Earnout Consideration in December of 2007, and the remainder ($3.6 million) in January of 2008.
          As of April 2, 2008, RB, Kids Line, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain financial institutions party to the Original Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. Kids Line, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Borrowers”, and the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein as the “New Borrowers”. The Credit Agreement amended and restated the Original Credit Agreement, and added the New Borrowers as parties thereto. The Pledge Agreement dated as of March 14, 2006 between RB and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008 (the “Amended and Restated Pledge Agreement”), to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by RB. In connection with the Credit Agreement, 100% of the equity of each Borrower, including each New Borrower, has been pledged as collateral to the Agent. In addition, the Guaranty and Collateral Agreement (as defined in the Credit Agreement) was also amended and restated as of April 2, 2008, to add the New Borrowers as parties and to include substantially all of the existing and future assets and properties of the New Borrowers (as well as the original Borrowers) as security for the satisfaction of the obligations of all Borrowers, including the New Borrowers, under the Credit Agreement and the other related loan documents.
          The Credit Agreement was amended via a First Amendment to Credit Agreement as of August 13, 2008 among RB, the Borrowers, the Lenders and the Agent (the “August Modification”) to clarify the definition of EBITDA as applied to, among other things, the Total Debt to EBITDA Ratio for the last three quarters of 2008. In addition, the Amended and Restated Pledge Agreement was further amended in order to, among other things, permit the creation of the Licensor under the License Agreement and the transfer to RB of various inactive subsidiaries and the interest in the Shining Stars® website.
          As of March 20, 2009, RB and the Borrowers entered into a Second Amendment to Credit Agreement with the Lenders and the Agent (the “Second Amendment”), pursuant to which RB became a guarantor under the Credit Agreement, as well as effecting certain additional changes described below. In addition, as of March 20, 2009, (i)

the Amended and Restated Pledge Agreement and the Amended and Restated Guaranty and Collateral Agreement were further amended to provide, among other things, for a pledge to the Agent of the capital stock of the Licensor and to delete restrictions on RB’s activities, and (ii) RB executed a Joinder Agreement to add RB as a party to the Guaranty and Collateral Agreement, as amended, to include substantially all of the existing and future assets and properties of RB (subject to specified exceptions) as security for the satisfaction of the obligations of all the Borrowers and the other Loan Parties under the Credit Agreement, as amended and the other related loan documents. Capitalized terms used but undefined in this section shall have the meanings assigned to such terms in the Credit Agreement, as amended by the August Modification and the Second Amendment.
          Pursuant to the Second Amendment, the commitments under the Credit Agreement currently consist of: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”). Previously, the maximum Revolving Loan commitment was $75.0 million and the maximum Term Loan commitment was $100.0 million. The scheduled maturity date is April 1, 2013 (subject to customary early termination provisions). The principal of the Term Loan will be repaid, on a quarterly basis, at an annual rate of (i) $14.4 million per year, commencing June 30, 2008 through December 31, 2008 and (ii) $13.0 million per year, commencing March 31, 2009 through December 31, 2012 and a final payment due on April 1, 2013. In connection with the Second Amendment, the Borrowers made a prepayment of the Term Loan in the aggregate of $9.2 million funded from a draw on the Revolving Loan.
          The Loans under the Credit Agreement bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio. The applicable interest rate margins (to be added to the applicable interest rate) previously ranged from 2.00% — 3.00% for LIBOR Loans and from 0.50% — 1.50% for Base Rate Loans, depending on the Total Debt to EBITDA Ratio. Pursuant to the Second Amendment, the margins now range from 2.0% — 4.25% for LIBOR Loans and from 1.0% — 3.25% for Base Rate Loans, based on a pricing grid set forth in the Second Amendment (until delivery of specified financial statements and compliance certificates with respect to the quarter ending September 30, 2009, the applicable margins will be 4.00% for LIBOR Loans and 3.00% for Base Rate Loans). The Second Amendment also amended the Base Rate definition to include a floor of 30 day Libor plus 1%. See Note 9 of Notes to Consolidated Financial Statements for a description of the applicable interest rate margins and weighted average interest rates for the outstanding loans under the Credit Agreement as of December 31, 2008;
          In connection with the Second Amendment, we paid the Agent and Lenders an aggregate amendment and arrangement fees of 1.25% of the revised commitments.
          The following fees are currently applicable under the Credit Agreement: an agency fee of $35,000 per annum, a non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 2.00% — 4.25% and other customary letter of credit administration fees.
          The Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales, debt or equity issuances, and extraordinary receipts. Pursuant to the Second Amendment, however, the provision requiring mandatory repayments with 100% of the proceeds of capital contributions for equity securities from RB to any Borrower has been eliminated. However, the Licensor must make mandatory prepayments of 100% of any net cash proceeds of any asset sale.
          The Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants: (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) an annual capital expenditure limitation. Prior to the Second Amendment, the minimum Fixed Charge Coverage Ratio was 1.25:1.00, with a step-up to 1.35 at June 30, 2010; and the maximum Total Debt to EBITDA Ratio was 3.25:1.00, with a step-down to 3.00 at June 30, 2009 and 2.75 at December 31, 2010. Pursuant to the Second Amendment, the minimum Fixed Charge Coverage Ratio is now a minimum of 1.20:1.00 for the first two quarters of 2009, with a step-down to 1.15:1.00 for the third quarter of 2009, and a step-up to 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter. The maximum Total Debt to EBITDA Ratio is now 4.00:1.00 for the first two quarters of 2009, with a step-down to 3.75:1.00 for the third quarter of 2009, a step-down to 3.50:1.00 for the fourth quarter of 2009, a step-down to 3.25:1.00 for the first three quarters of 2010 and a step-down to 2.75:1.00 for the fourth quarter of 2010 and thereafter.

          The Borrowers were in compliance with all applicable financial covenants as of December 31, 2008.
          The requirement that RB act solely as a holding company contained in the Credit Agreement has been eliminated pursuant to the Second Amendment.
          Prior to the Second Amendment, the Credit Agreement contained significant limitations on the ability of the Borrowers to distribute cash to RB for the purpose of paying dividends to the shareholders of RB or for the purpose of paying RB’s corporate overhead expenses. Pursuant to the Second Amendment, the restrictions pertaining to the ability of the Borrowers to distribute cash to RB for the purpose of paying RB’s corporate overhead expenses have been eliminated. However, under the Second Amendment, we are not permitted to pay a dividend to our shareholders unless (i) the LaJobi Earnout Consideration and the CoCaLo Additional Earnout Payments have been paid in full, (ii) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $4.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied, and (iii) the Total Debt to EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. In addition, we are not permitted to repurchase or redeem our stock (with certain limited exceptions) unless (i) the LaJobi Earnout Consideration and the CoCaLo Additional Earnout Payments have been paid in full, (ii) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $5.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied, and (iii) the Total Debt to EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. Other restrictions on dividends and distributions are set forth in the Credit Agreement, as amended by the Second Amendment.
          In addition, the Credit Agreement, as amended to date, contains the following provisions:
          (i) The definition of Borrowing Base is 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory;
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
          (iv) Specified defaults with respect to the LaJobi Earnout Consideration and/or the CoCaLo Additional Earnout Payments have been added as events of default (including failure to deliver to the Agent specified certifications and calculations within a specified time period, the reasonable determination by the Agent that any Earnout Conditions will not be satisfied as of the applicable payment date, if any material information provided to the Agent with respect to the Earnout Conditions shall be incorrect in any material respect and remain unremedied prior to the relevant payment date, or any LaJobi Earnout Consideration or Additional Earnout Payments are paid at any time that the Earnout Conditions are not satisfied); and
          (v) The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan.
          The Revolving Loan Availability at December 31, 2008 was $36.9 million.
          Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because we did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through operations each period. Changes in the fair value as of December 31, 2008 resulted in a non-cash expense of approximately $2.1 million for the year ended December 31, 2008. If the Company decided to exit this Hedge agreement as of December 31, 2008, then such action would have had a negative cash impact of $2.1 million.

B. The Giftline Credit Agreement
          On March 14, 2006, as amended on April 11, 2006, August 8, 2006, December 28, 2006 and August 7, 2007, Russ Berrie US Gift, Inc. (“U.S. Gift”) and other specified then-wholly-owned domestic subsidiaries of RB entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank, LaSalle Business Credit, LLC as administrative agent, the lenders from time to time party thereto, and RB, as loan party representative (as amended, the “Giftline Credit Agreement”). Prior to its termination, the aggregate total commitment under the Giftline Credit Agreement was $25.0 million. Concurrently with the consummation of the sale of the Gift Business, all obligations under the Giftline Credit Agreement were repaid and the loan documents executed in connection therewith were terminated. A detailed description of the Giftline Credit Agreement can be found in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 10-K”), and Quarterly Reports on Form 10-Q for the first three quarters of 2008 (the “2008 10-Qs”).
C. Canadian Credit Agreement
          On June 28, 2005, our former Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guaranty (the “Canadian Guaranty”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to, among other things (i) release RB from the Canadian Guaranty and (ii) provide for a maximum U.S. $5.0 million revolving loan. There were no borrowings under the Canadian Revolving Loan in 2008 or 2007. Concurrently with the consummation of the sale of the Gift Business, all obligations under the Canadian Credit Agreement were repaid and the loan documents executed in connection therewith were terminated. A more detailed description of the Canadian Credit Agreement can be found in our 2007 10-K and 2008 10-Qs.
D. Russ Berrie (UK) Limited Business Overdraft Facility
          On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC and The Royal Bank of Scotland plc, acting as agent. As of the consummation of the sale of the Gift Business, Russ Berrie UK Limited is no longer a subsidiary of the Company. A more detailed description of the Facility can be found in our 2007 10-K and 2008 10-Qs.
Other Events and Circumstances Pertaining to Liquidity
          During March 2008, Sassy terminated its distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the “MAM Agreement”) effective as of December 23, 2008. As a result of such termination, we anticipate that Sassy will experience a sales decline of approximately $22 million (although a loss of only limited profitability) during 2009. Pursuant to the MAM Agreement, we are restricted from selling products competitive with the MAM products until December 23, 2009. See “Item 1. Business” under the section captioned “Copyrights, Trademarks, Patents and Licenses”, Note 5 to Notes to Consolidated Financial Statements, and our Quarterly Report on Form 10-Q for the period ended September 30, 2008 for further detail with respect to the MAM Agreement.
          In connection with the sale of the Gift Business, RB and U.S. Gift sent a notice of termination with respect to the lease by RB (assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this lease has become the obligation of the Buyer of the Gift Business (through its ownership of U.S. Gift), RB will remain obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of such lease becomes effective (a maximum period of two years from the closing date of December 23, 2008, for a maximum potential obligation of approximately $3 million per year). In addition, the purchase agreement pertaining to the sale of the Gift Business contains various RB indemnification, reimbursement and similar obligations. In addition, RB may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. No payments have been made by RB in connection with any of these obligations as of March 25, 2009, but there can be no assurance that payments will not be required of RB in the future.
          We are subject to legal proceedings and claims arising in the ordinary course of our business that we believe will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

          Consistent with our past practices and in the normal course of our business, we regularly review acquisition opportunities of varying sizes. We may consider the use of debt or equity financing to fund potential acquisitions. Our current credit agreement imposes restrictions on us that could limit our ability to respond to market conditions or to take advantage of acquisitions or other business opportunities.
          We have entered into certain transactions with certain parties who are or were considered related parties, and these transactions are disclosed in Note 14 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence.”
Contractual Obligations
          The following table summaries our significant known contractual obligations as of December 31, 2008 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Operating Lease Obligations	$13,256	$2,025	$1,906	$1,930	$1,942	$2,012	$3,441
Capitalized Leases	$21	$11	$8	$2	$—	$—	$—
Note Payable (1)	$1,600	$533	$533	$534	$—	$—	$—
Purchase Obligations (2)	$31,614	$31,614	$—	$—	$—	$—	$—
Debt Repayment Obligations(3)	$89,200	$14,400	$14,400	$14,400	$14,400	$31,600	$—
Interest on Debt Repayment Obligations(4)	$12,475	$4,100	$3,380	$2,660	$1,940	$395	$—
Royalty Obligations	$7,558	$3,608	$875	$900	$1,075	$1,100	$—

Total Contractual Obligations	$155,724	$56,291	$21,102	$20,426	$19,357	$35,107	$3,441

(1)	Reflects note payable with respect to CoCaLo purchase. The present value of the note is $1,498,000 and the aggregate remaining imputed interest at 5.5% is $102,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(2)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(3)	Reflects repayment obligations under the Credit Agreement prior to the Second Amendment. Subsequent to the Second Amendment, debt repayment obligations are $13.0 million annually for 2009 through 2012 and $28.0 million on April 1, 2013. See Note 9 of Notes to Consolidated Financial Statements, and “Financings” above, for a description of the Credit Agreement, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes revolving loan facilities which expire on April 1, 2013. At December 31, 2008 and March 20, 2009, there was approximately $12.1 million and $24.4 million, respectively, borrowed under the Revolving Loan.

(4)	This amount reflects estimated interest payments on the long-term debt repayment obligation as of December 31, 2008 (prior to the effectiveness of the Second Amendment), calculated using an interest rate of 5.0% and then-current levels of outstanding long-term debt. As a result of the Second Amendment, effective as of March 20, 2009, estimated interest payments are as follows: $3.7 million, $3.0 million, $2.4 million, $1.7 million and $0.4 million in 2009, 2010, 2011, 2012 and 2013, respectively. The foregoing amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan.
          Of the total income tax payable for uncertain tax positions of $9.6 million, we have classified $5.3 million as current as of December 31, 2008; as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability. These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.
          In connection with the acquisitions of LaJobi and CoCaLo, we have agreed to make certain potential earnout payments based on the performance of the acquired businesses. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Acquisitions.”

Off-Balance-Sheet Arrangements
          In connection with the sale of the Gift Business, RB and U.S. Gift sent a notice of termination with respect to the lease by RB (assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this lease has become the obligation of the Buyer (through its ownership of U.S. Gift), RB will remain obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of such lease becomes effective (a maximum period of two years from the closing date of December 23, 2008, for a maximum potential obligation of approximately $3 million per year). No payments have been made by RB in connection with this obligation as of March 25, 2009, but there can be no assurance that payments will not be required of RB in the future.
          The purchase agreement pertaining to the sale of the Gift Business contains various RB indemnification, reimbursement and similar obligations. In addition, RB may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by RB in connection with the foregoing as of March 25, 2009, but there can be no assurance that payments will not be required of RB in the future.
          We have obligations under certain letters of credit that contingently require us to make payments to guaranteed parties upon the occurrence of specified events. As of December 31, 2008 there were $1.1 million of letters of credit outstanding.
Critical Accounting Policies
          The SEC has issued disclosure advice regarding “critical accounting policies”, defined as accounting policies that management believes are both most important to the portrayal of our financial condition and results and require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.
          Management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to our significant accounting estimates, assumptions or the judgments affecting the application of such estimates and assumptions during 2008. The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ materially from those estimates under different assumptions or conditions.
          Note 2 of Notes to Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of our consolidated financial statements. The following, however, is a discussion of those accounting policies which management considers being “critical” within the SEC definition discussed above.
Accounts Receivable Allowances
          Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. We do not have any off-balance sheet credit exposure related to our customers.
Revenue Recognition
          The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, which is generally on the date of shipment, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. The Company records reductions to revenue for estimated returns and customer allowances, price concessions or other incentive programs that are estimated using historical experience and current economic trends. Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.
Inventory Valuation
          We value inventory at the lower of cost or its current estimated market value. We regularly review inventory quantities on hand, by item, and record inventory at the lower of cost or market based primarily on our historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item.
Long-Lived Assets
          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows.
          Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently in the event of a triggering event indicating that an impairment may exist. Our annual impairment testing is performed in the fourth quarter.
          In connection with our annual assessment of goodwill at December 31, 2008, we concluded that an impairment charge was required under generally accepted accounting principles relating to the value of goodwill of our continuing infant and juvenile operations in the amount of $130.2 million, which constitutes all of our goodwill.
          In addition, during the fourth quarter of 2008 we recorded an impairment charge of $6.7 million on our Applause® tradename in connection with the Gift Sale and $3.7 million in connection with the tradenames from three of our infant and juvenile operating companies.
          Due to current economic conditions and the impairment recorded on all of our goodwill in the fourth quarter of 2008, we evaluated the useful life of our Kids Line customer relationships intangible asset and determined that the Kids Line customer relationships is a finite-lived asset and, as such, will be amortized over a 20-year life. In connection with such determination, we recorded $389,000 of amortization expense in the three months and year ended December 31, 2008.
Accrued Liabilities and Deferred Tax Valuation Allowances
          The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, tax exposures and valuation allowances for deferred tax assets. The settlement of the actual liabilities could differ from the estimates included in our consolidated financial statements. Our valuation allowances for deferred tax assets could change if our estimate of future taxable income changes.
Acquisitions
          At acquisition, we allocate the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe is relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts, adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the assets acquired and liabilities assumed is recorded as goodwill, which is not amortized to expense. Any excess of the fair value of the net assets acquired over the purchase price (negative goodwill) is allocated on a pro-rata basis to long-lived assets, including identified intangible assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period which the acquisition is completed. As discussed above, recorded goodwill of a reporting unit is required to be tested for impairment on an annual basis, and between annual testing dates if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

     Subsequent to the finalization of the purchase price allocation, any adjustments to the recorded values of acquired assets and liabilities would be reflected in our consolidated statement of operations. Once final, we are not permitted to revise the allocation of the original purchase price, even if subsequent events or circumstances differ from our original estimates and judgments.
Recently Issued Accounting Standards
          In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was issued. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position and results of operations.
          In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated financial position and results of operations.
          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us in fiscal 2009. After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. We do not expect EITF 03-6-1 to have a material effect on our consolidated results of operations and earnings per share.
          In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for us in fiscal 2009. We are currently evaluating the effect, if any, that EITF 07-5 will have on our consolidated financial position and results of operations.
Forward-Looking Statements
          This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates.

Interest Rate Changes
          Debt. The interest applicable to the loans under the Credit Agreement is based upon the LIBOR Rate and the Base Rate (each as defined in the Credit Agreement). At December 31, 2008, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase our interest expense by approximately $1,027,000 annually. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the interest rates applicable under the Credit Agreement prior to the execution of the Second Amendment. As of March 20, 2009, the Second Amendment was executed, which increased the interest rate margins applicable to LIBOR Rate and Base Rate Loans (and amended the Base Rate definition). See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition —Liquidity and Capital Resources under the caption “Financings” for a discussion of the applicable interest rates under our Credit Agreement after the execution of the Second Amendment.
          On May 2, 2008, we entered into an interest rate swap agreement with a notional amount of $70.0 million as a risk management tool to lock the interest cash outflows on the floating rate debt. See Notes 6 and 9 of Notes to Consolidated Financial Statements.
Foreign Currency Exchange Rates
          At December 31, 2008 and 2007, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, our income before income taxes would decrease by approximately $113,000 and $65,000, respectively. Additional information required for this Item is included in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” and Note 6 of Notes to Consolidated Financial Statements. See also Item 1A, “Risk Factors—Currency exchange rate fluctuations could increase our expenses.”
          We are exposed to market risk associated with foreign currency fluctuations. We periodically enter into foreign currency forward exchange contracts as part of our overall financial risk management policy, but do not use such instruments for speculative or trading purposes. Such forward exchange contracts do not qualify as Hedges under SFAS No. 133, as amended
          We hold cash and cash equivalents at various regional and national banking institutions. Management monitors the institutions that hold our cash and cash equivalents. Management’s emphasis is primarily on safety of principal. Management, in its discretion, has diversified our cash and cash equivalents among banking institutions to potentially minimize exposure to any one of these entities. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets, or that third party institutions will retain acceptable credit ratings or investment practices.
          Cash balances held at banking institutions with which we do business may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While management monitors the cash balances in these bank accounts, such cash balances could be impacted if the underlying banks fail or could be subject to other adverse conditions in the financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Russ Berrie and Company, Inc.:
          We have audited the accompanying consolidated balance sheets of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedules “Schedule I—Condensed Financial Information of Registrant,” and “Schedule II—Valuation and Qualifying Accounts.” We also have audited Russ Berrie and Company, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Russ Berrie and Company, Inc.’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Russ Berrie and Company, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Russ Berrie and Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          As discussed in Notes 2, 6, 12 and 17 to the consolidated financial statements, the Company has changed its method of accounting for financial assets and liabilities in 2008 due to the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” changed its method of accounting for uncertain income tax positions in 2007 due to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and changed its method of accounting for share-based payments in 2006 due to the adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-based Payment.”
          Russ Berrie and Company, Inc. acquired substantially all of the assets and assumed certain liabilities of LaJobi Industries, Inc., and the capital stock of CoCaLo, Inc. on April 2, 2008 and management excluded from its assessment of the effectiveness of Russ Berrie and Company, Inc.’s internal control over financial reporting as of December 31, 2008, LaJobi Industries, Inc.’s and CoCaLo Inc.’s internal control over financial reporting associated with total assets of $57.6 million and $17.0 million, respectively, and total revenues of $58.2 million and $15.8 million, respectively, included in the consolidated financial statements of Russ Berrie and Company, Inc. and subsidiaries as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of Russ Berrie and Company, Inc. also excluded an evaluation of the internal control over financial reporting of LaJobi Industries, Inc. and CoCaLo, Inc.
/s/ KPMG LLP

Short Hills, New Jersey
March 31, 2009

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(Dollars in Thousands, except per share amounts)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,728	$21,925
Accounts receivable—trade, less allowances of $4,285 in 2008 and $4,730 in 2007	39,509	62,103
Inventories, net	47,169	59,658
Prepaid expenses and other current assets	3,252	3,137
Income tax receivable	16	663
Deferred income taxes	940	1,619

Total current assets	94,614	149,105
Property, plant and equipment, net	4,466	13,093
Goodwill	—	120,777
Intangible assets	84,019	51,172
Restricted cash	—	916
Note receivable	15,300	—
Investment	4,500	—
Deferred income taxes	28,960	897
Other assets	3,575	4,163

Total assets	$235,434	$340,123

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$14,933	$11,500
Short-term debt	12,114	23,344
Accounts payable	23,546	20,411
Accrued expenses	13,249	28,848
Income taxes payable	5,726	1,869

Total current liabilities	69,568	85,972
Income taxes payable non-current	4,252	9,406
Deferred income taxes	—	3,736
Long-term debt, excluding current portion	75,765	32,000
Deferred royalty income-long-term	5,065	—
Other long-term liabilities	2,908	4,370

Total liabilities	157,558	135,484

Commitments and contingencies

Shareholders’ equity:
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 26,727,780 shares at December 31, 2008 and December 31, 2007, respectively	2,674	2,674
Additional paid-in capital	89,173	90,844
Retained earnings	88,672	200,228
Accumulated other comprehensive income	134	16,976
Treasury stock, at cost, 5,258,962 and 5,428,137 shares at December 31, 2008 and 2007, respectively	(102,777)	(106,083)

Total shareholders’ equity	77,876	204,639

Total liabilities and shareholders’ equity	$235,434	$340,123

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands, Except Per Share Data)

	2008	2007	2006
Net sales	$229,194	$163,066	$147,100
Cost of sales	159,792	111,361	84,338

Gross profit	69,402	51,705	62,762
Selling, general and administrative expenses	51,457	34,790	28,685
Impairment of goodwill and intangibles	136,931	—	—

Total operating expenses	188,388	34,790	28,685

(Loss) income from continuing operations	(118,986)	16,915	34,077

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(9,655)	(4,135)	(9,798)
Interest and investment income	78	211	150
Other, net	192	231	—

	(9,385)	(3,693)	(9,648)

(Loss) income from continuing operations before income tax provision	(128,371)	13,222	24,429
Income tax (benefit) provision	(29,031)	4,127	10,363

(Loss) income from continuing operations	(99,340)	9,095	14,066

Discontinued Operations:
Loss from discontinued operations	(17,268)	(1,370)	(28,067)
Gain on disposition	905	—	—
Income tax provision (benefit) from discontinued operations	(4,147)	(1,183)	(4,565)

(Loss) income from discontinued operations net of tax	(12,216)	(187)	(23,502)

Net (loss) income	$(111,556)	$8,908	$(9,436)

Basic (loss) earnings per share:
Continuing operations	$(4.66)	$0.43	$0.67
Discontinued operations	(0.57)	(0.01)	(1.12)

	$(5.23)	$0.42	$(0.45)

Diluted (loss) earnings per share:
Continuing operations	$(4.66)	$0.43	$0.67
Discontinued operations	(0.57)	(0.01)	(1.12)

	$(5.23)	$0.42	$(0.45)

Weighted Average Shares:
Basic	21,344,000	21,130,000	20,876,000

Diluted	21,344,000	21,215,000	20,906,000

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in Thousands)

						Accumulated
						Other
						Comprehensive
						Income/Loss
		Common				Foreign
		Stock	Common	Additional		Currency
		Shares	Stock	Paid-In	Retained	Translation	Treasury
	Total	Issued	Amount	Capital	Earnings	Adjustment	Stock
Balance at December 31, 2005	$193,854	26,472	$2,649	$88,751	$200,756	$11,848	$(110,150)
Comprehensive loss:
Net loss	(9,436)	—	—	—	(9,436)	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	3,137	—	—	—	—	3,137	—

Comprehensive loss	(6,299)

Share transactions under stock plans (240,524 shares)	2,907	241	24	2,883	—	—	—
Share-based compensation	202	—	—	202	—	—	—

Balance at December 31, 2006	190,664	26,713	2,673	91,836	191,320	14,985	(110,150)
Comprehensive loss:
Net Income	8,908	—	—	—	8,908	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	1,991	—	—	—	—	1,991	—

Comprehensive loss	10,899

Share transactions under stock plans (223,147 shares)	2,890	15	1	(1,178)	—	—	4,067
Share-based compensation	186	—	—	186	—	—	—

Balance at December 31, 2007	204,639	26,728	2,674	90,844	200,228	16,976	(106,083)
Comprehensive loss:
Net loss	(111,556)	—	—	—	(111,556)	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(16,842)	—	—	—	—	(16,842)	—

Comprehensive loss	(128,398)

Share transactions under stock plans (169,175 shares)	—	—	—	(3,306)	—	—	3,306
Share-based compensation	1,635	—	—	1,635	—	—	—

Balance at December 31, 2008	$77,876	26,728	$2,674	$89,173	$88,672	$134	$(102,777)

The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(111,556)	$8,908	$(9,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,959	5,822	5,288
Impairment of goodwill and other intangibles	140,631	10,000	—
Amortization and write-off of deferred financing costs	886	655	3,146
Provision for accounts receivable allowance and other	17,189	11,420	8,927
Provision for note receivable allowance		940	—
Provision for inventory reserve	6,828	5,533	3,425
Deferred income taxes	(32,742)	4,348	(7,212)
Impairment on long term asset	7,041	—	—
Share-based compensation expense	1,635	186	202
Other	(462)	136	591
Change in assets and liabilities, excluding the effects of acquisitions:
Restricted cash	(1)	(2)	(11)
Accounts receivable	(6,368)	(17,926)	(11,017)
Income tax receivable	209	2,819	(59)
Inventories	(13,029)	(15,807)	5,552
Prepaid expenses and other current assets	(1,238)	8,081	638
Other assets	(1,197)	(666)	700
Accounts payable	17,115	1,335	(2,993)
Accrued expenses	(3,535)	5,033	(2,146)
Income taxes payable	(1,865)	(3,521)	10,787

Net cash provided by operating activities	25,500	27,294	6,382

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	—	2,577
Capital expenditures	(2,253)	(4,239)	(4,357)
Sale of gift business cash	(5,156)	—	—
Payment for purchase of LaJobi Industries, Inc.	(52,044)	—	—
Payment for purchase of CoCaLo, Inc., net of cash acquired	(16,598)	—	—
Payment of Kids Line, LLC earnout consideration	(3,622)	(28,449)	—
Other	(23)	—	—

Net cash used in investing activities	(79,696)	(32,688)	(1,780)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	2,890	2,907
Issuance of long-term debt	100,000	20,000	60,000
Payments of long-term debt	(54,300)	(9,000)	(104,016)
Net borrowings on revolving credit facility	(8,057)	1,512	21,832
Capital leases	(308)	—	—
Payment of deferred financing costs	(1,655)	—	(3,009)

Net cash provided by (used in) financing activities	35,680	15,402	(22,286)
Effect of exchange rate changes on cash and cash equivalents	319	391	543

Net (decrease) increase in cash and cash equivalents	(18,197)	10,399	(17,141)
Cash and cash equivalents at beginning of year	21,925	11,526	28,667

Cash and cash equivalents at end of year	$3,728	$21,925	$11,526

Cash paid during the year for:
Interest	$6,254	$4,206	$5,692
Income taxes	$828	$1,500	$2,679
Supplemental cash flow information:
Note payable CoCaLo purchase	$1,439	—	—
Goodwill from Earnout Consideration	—	$3,622	—
Equipment financed by capital lease obligations	—	$455	—
Note receivable Gift business sale	$15,300	—	—
Investment Gift business sale	$4,500	—	—
Deferred royalty income Gift business sale	$5,000	—	—
The accompanying notes are an integral part of the consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Note 1—Description of Business
          Russ Berrie and Company, Inc. (“RB”) and its subsidiaries (the “Company”) is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company currently operates in one segment: its infant and juvenile segment.
          On December 23, 2008, RB entered into, and consummated the transactions contemplated by, the Purchase Agreement dated as of December 23, 2008 (the “Purchase Agreement”) with The Russ Companies, Inc., a Delaware corporation (“Buyer”), for the sale of the capital stock of all of RB’s subsidiaries actively engaged in the gift business (the “Gift Business”), and substantially all of RB’s assets used in the Gift Business (the “Gift Sale”). As a result of the sale of the Gift Business, the Consolidated Statements of Operations have been restated to show the Gift Business as discontinued operations for the years ended December 31, 2008, 2007 and 2006. The December 31, 2008 Consolidated Balance Sheet does not include the Gift Business assets and liabilities, as a result of the consummation of the Gift Sale on December 23, 2008. The Consolidated Balance Sheet as of December 31, 2007 has not been restated to present the Gift Business within discontinued operations. The Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 have not been restated. The accompanying notes to Consolidated Financial Statements have been restated to reflect the discontinued operations presentation described above for the basic financial statements.
          The Company’s continuing operations, which currently consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc., (“LaJobi”) and CoCaLo, Inc., (“CoCaLo”), each direct or indirect wholly-owned subsidiaries, design, manufacture through third parties and market products in a number of categories including, among others: infant bedding and related nursery accessories and décor (Kids Line and CoCaLo); nursery furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). The Company’s products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers), and military post exchanges.
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
Revenue Recognition
          The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, which is generally on the date of shipment, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. The Company records reductions to revenue for estimated returns and customer allowances, price concessions or other incentive programs that are estimated using historical experience and current economic trends. Material differences may result in the amount and timing

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
of net sales for any period if management makes different judgments or uses different estimates.
Cost of Sales
          The most significant components of cost of sales are cost of the product, including inbound freight charges, duty, packaging and display costs, labor, depreciation, any inventory adjustments, purchasing and receiving costs, product development costs and quality control costs.
Advertising Costs
          Production costs for advertising are charged to operations in the period the related advertising campaign begins. All other advertising costs are charged to operations during the period in which they are incurred. Advertising costs for continuing operations for the years ended December 31, 2008, 2007 and 2006 amounted to $1.3 million, $0.6 million, and $0.2 million respectively.
Cash and Cash Equivalents
          Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and their costs approximate fair value.
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
Property, Plant and Equipment
          Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which primarily range from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Equipment under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter. Costs of internal use software and other related costs under certain circumstances are capitalized. External direct costs of materials and services related to the application development stage of a software project are also capitalized. Such capitalized costs are amortized over a period of one to five years commencing when the system is placed in service. Training and travel costs related to systems implementations are expensed as incurred. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred and the related cost and accumulated depreciation are removed from the respective accounts.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Restricted Cash
          Restricted cash classified as a long-term asset on the accompanying balance sheet at December 31, 2007 represents cash collateral related to a long-term lease.
Impairment of Long-Lived Assets
          The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount for which the carrying amount of the asset exceeds its fair value as determined by an estimate of discounted future cash flows.
Goodwill and Indefinite-life Intangible Assets
          Goodwill represents the excess of costs over fair value of net assets of businesses acquired. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.
          As of December 31, 2008, all of the Company’s indefinite life intangibles, relate to the trademarks acquired in the purchases of: Sassy, Inc. in 2002; Kids Line LLC in 2004; and LaJobi, Inc. and CoCaLo, Inc. in 2008. The Company tests goodwill for impairment on an annual basis as of its year end. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. In the fourth quarter of 2008, the Company recorded an impairment charge, of $130.2 million related to goodwill (see Note 5 below for detail with respect to such impairment charge). There was no goodwill impairment in 2007 and 2006.
          Intangible assets with indefinite lives other than goodwill are tested annually for impairment and the appropriateness of the indefinite life classification, or more often if changes in circumstances indicate that the carrying amount may not be recoverable or the asset life may be finite. In testing for impairment, if the carrying amount exceeds the fair value of the assets, an impairment loss is recorded in the amount of the excess. The Company uses various models to estimate the fair value. The Company recorded an aggregate non-cash impairment charge of approximately $10.4 million in the fourth quarter of 2008 consisting of the impairment of its Applause® trademark, in connection with the sale of the Gift Business, of $6.7 million which was recorded in Impairment of Goodwill and Intangibles, and the impairment of certain of its Infant & Juvenile indefinite-life intangible assets, of $3.7 million which was recorded in cost of sales (see Note 5 below for detail with respect to such impairment charges). Also during the fourth quarter, the Company determined that the Kids Line customer relationships should no longer have an indefinite life. An aggregate impairment charge of $10.0 million was recorded in the Company’s consolidated statements of operations for 2007 with respect to the MAM Agreement (see Note 5 for details with respect to the breakdown of such impairment charges).
Discontinued Operations
          On December 23, 2008, the Company completed the sale of its Gift Business. In accordance with SFAS No. 144, the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Company has classified the results of its Gift Business operations as discontinued operations as described in Note 1. The results of discontinued operations, are reported as “Loss from discontinued operations”, and as a component of “Income tax provision (benefit) from discontinued operations” in the consolidated statements of operations for all periods presented. (See Note 4 below for detail with respect to the sale of Gift business.)
Foreign Currency Translation
          Aggregate foreign exchange gains or losses resulting from the translation of foreign subsidiaries’ financial statements, for which the local currency is the functional currency, are recorded as a separate component of accumulated other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in other, net in the consolidated statements of operations.
Accounting for Income Taxes
          The Company establishes accruals for tax contingencies when, notwithstanding the reasonable belief that its tax return positions are fully supported, the Company believes that certain filing positions are likely to be challenged and moreover, that such filing positions may not be fully sustained. Prior to the adoption of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement of No. 109”, all uncertain income tax positions were accounted for under SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). The Company adopted FIN 48, on January 1, 2007, which provides that recognition of a tax benefit from an uncertain tax position will only be recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company continually evaluates its uncertain tax positions and will adjust such amounts in light of changing facts and circumstances in accordance of the provisions of FIN 48, including, but not limited to, emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the period of resolution. The Company’s accruals for gross uncertain tax positions are presented in the consolidated balance sheet within income taxes payable for current items and income taxes payable, non-current for items not expected to be settled within 12 months of the balance sheet date.
          The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” as disclosed in Note 12. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established where expected future taxable income, the reversal of deferred tax liabilities and development of tax strategies does not support the realization of the deferred tax asset.
          The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.
Fair Value of Financial Instruments
          Pursuant to SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, the Company has estimated that the carrying amount of cash and cash equivalents, accounts receivable, inventory, prepaid and other current assets, accounts payable and accrued expenses reflected in the consolidated financial statements equals or approximates their fair values because of the short-term maturity of those instruments. The carrying value of the Company’s short-term and long-term debt approximates fair value as the debt bears interest at a variable market rate. For details with respect to the fair values of notes payable, notes receivable and interest rate swap, See Notes 3, 4 and 6, respectively.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Earnings Per Share
          The Company presents both basic and diluted earnings per share in the Consolidated Statements of Operations in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share (“EPS”) are calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (stock options) using the treasury stock method, except when the effect would be anti-dilutive. As of December 31, 2008, 2007 and 2006, the Company had 1,941,379, 1,181,035 and 1,516,740 stock options outstanding, respectively, that were excluded from the computation of diluted EPS in that they would be anti-dilutive due to their exercise price exceeding the average market price in 2007 and 2006, or the loss the Company incurred from continuing operations in 2008.
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
Accounting for Forward Exchange Contracts
          The Company enters into forward exchange contracts to hedge the effects of foreign currency on inventory purchases. In 2008, 2007 and 2006, the Company accounted for its forward exchange contracts as an economic hedge, with subsequent changes in the forward exchange contract’s fair value recorded as foreign currency gain (loss), included in other, net on the consolidated statements of operations.
Share-Based Compensation
          At December 31, 2008, the Company had share-based employee compensation plans which are described more fully in Note 17. On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their grant date fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date.
     On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” that provides an elective alternative transition method to paragraph 81 of SFAS No. 123R of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “hypothetical APIC Pool”). The Company has elected to use the alternative short-cut method to compute the hypothetical APIC pool, as permitted by FSP 123R-3.
          The effect of the provisions of SFAS No. 123R on the Company’s 2008, 2007 and 2006 consolidated financial statements resulted in a charge to compensation expense of $1,635,000, $186,000 and $202,000 during 2008, 2007 and 2006, respectively.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Recently Issued Accounting Standards
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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.
          In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was issued. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is effective for the Company’s fiscal year beginning January 1, 2009. The Company is evaluating the effect the adoption of this standard will have on its consolidated financial statements.
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
          In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company in fiscal 2009. After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. We do not expect EITF 03-6-1 to have a material effect on the Company’s results of operations and earnings per share.
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
          Reclassifications
          Certain prior year amounts have been reclassified to conform the prior year amounts to the 2008 consolidated financial statement presentation.
Note 3—Acquisitions
     LaJobi
          On April 1, 2008, LaJobi, Inc. (“LaJobi”), a newly-formed and indirect, wholly-owned Delaware subsidiary of RB entered into the Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“Seller”), and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets used in the business of Seller and specified obligations. The transactions contemplated by the Asset Agreement were consummated as of April 2, 2008.
          The aggregate purchase price paid for the business of Seller was equal to: $47.0 million, reduced by the amount of assumed indebtedness (including capitalized lease obligations) as adjusted pursuant to a working capital adjustment, plus the earnout consideration described below. At the closing of the acquisition, LaJobi paid $44.5 million in cash to Seller, plus $3.2 million (the estimated amount of the working capital adjustment). As the final working capital adjustment was $3.0 million, the Seller subsequently refunded $0.2 million. The remaining $2.5 million of the purchase price was deposited in escrow at the closing in respect of potential indemnification claims. As additional consideration, if the following conditions have been satisfied, LaJobi will pay the earnout consideration described below:
(a) Subject to paragraph (b) below, provided that the EBITDA of Seller’s business (the “Business”) (determined as provided in the Asset Agreement) has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the period from January 1, 2008 through December 31, 2010 (the “Measurement Date”), as compared to the specified EBITDA of the Business for calendar year 2007, LaJobi will pay to Seller a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date or Early Measurement Date (as defined in paragraph (b) below), as the case may be. The amount of such payment will range from zero to a maximum amount of $15.0 million (the “LaJobi Earnout Consideration”). The “Agreed Enterprise Value” will be the product of (i) the Business’s EBITDA during the twelve (12) months ending on the Measurement Date or Early Measurement, as the case may be, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved, subject to the $15.0 million cap described above.
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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
          In accordance with the Asset Agreement, LaJobi entered into (i) a transitional services agreement with a Thailand affiliate of Seller, (see Note 14 for further information) and (ii) a three-year employment agreement with Lawrence Bivona as President of LaJobi. Mr. Bivona was formerly the President of Seller.
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
          The Company allocated the purchase price for the Business to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair value was recorded as goodwill.
          The following table summarizes the final allocation of the purchase price for the Business based on an assessment of the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At April 2, 2008
(in thousands)
Assets acquired:
Current assets	$14,556
Property, plant and equipment	243
Other assets	61
Goodwill	9,425
Customer relationships	12,700
Trademarks	18,700
Royalty agreements	2,758
Backlog	600

Total assets acquired	59,043
Liabilities assumed:
Accounts payable	2,391
Accrued expenses	2,156
Other long term liabilities	2,452

Net assets acquired	$52,044

          The aggregate amount of goodwill and intangible assets expected to be deductible for tax purposes is estimated to be $43.7 million. Goodwill of $9.4 million was originally allocated to the Company’s infant and juvenile segment for the Business. As part of its annual impairment testing of goodwill and intangible assets on December 31, 2008, however, the Company determined its goodwill and certain indefinite-life intangible assets were impaired. See Note 5 for detail with respect to this impairment charge.
          The results of operations of the Business and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. Pro forma information is presented below in combination with the Pro Forma information with respect to the acquisition of CoCaLo, Inc., which occurred on the same date as the acquisition of the Business.
          CoCaLo
          On April 1, 2008, a newly-formed, wholly-owned Delaware subsidiary of RB, I&J Holdco, Inc. (the “CoCaLo Buyer”), entered into the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The transactions contemplated by the Stock Agreement were consummated as of April 2, 2008.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
          The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million, minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million, minus (iii) specified transaction expenses ($0.3 million), plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three-year period from the closing date. The CoCaLo Buyer may also pay the additional earnout payments, if payable as described below.
          The additional earnout payments provide for a potential payment ranging from zero to a maximum of $4.0 million, payable with respect to performance on three metrics — sales, gross profit and combined Kids Line and CoCaLo EBITDA (each as determined in accordance with the Stock Agreement) — as follows:
(i)	$666,667 will be paid if CoCaLo’s aggregate net sales for the three years ending December 31, 2010 (the “Measurement Period”) exceeds a specified initial target, and up to an additional $666,667 will be paid, on a straight line sliding scale basis, to the extent that CoCaLo’s net sales for the Measurement Period are between the initial performance target and a specified maximum target.

(ii)	$666,667 will be paid if CoCaLo’s aggregate gross profit for the Measurement Period exceeds a specified target, and up to an additional $666,667 will be paid, on a straight-line sliding scale basis, to the extent that CoCaLo’s aggregate gross profit for the Measurement Period is between the initial performance target and a specified maximum initial target.

(iii)	$666,666 will be paid if the aggregate EBITDA of Kids Line and CoCaLo for the Measurement Period exceeds a specified initial target, and up to an additional $666,666 will be paid, on a straight-line sliding scale basis, to the extent that the aggregate EBITDA of Kids Line and CoCaLo is between the initial performance target and a specified maximum target.
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
          In accordance with the Stock Agreement, CoCaLo entered into a three-year employment agreement with Renee Pepys-Lowe to continue her employment as President.
          The Company allocated the purchase price for CoCaLo to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value.
          The following table summarizes the final allocation of the purchase price for CoCaLo based on an assessment of the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At April 2, 2008
(in thousands)
Current assets	$9,272
Property, plant and equipment	164
Customer relationships	2,700
Trademarks	8,000
Backlog	100

Total assets acquired	20,236
Liabilities assumed	2,198

Net assets acquired	$18,038

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
          The excess value received of $422,000 above the purchase price was recorded in other long-term liabilities and will be recognized in the consolidated financial statements upon the settlement of the contingent purchase consideration as a reduction of goodwill or an extraordinary gain.
          The aggregate amount of intangible assets expected to be deductible for tax purposes is estimated to be $10.8 million. As part of its annual impairment testing of goodwill and intangible assets on December 31, 2008, the Company determined its goodwill and certain indefinite-life intangible assets were impaired. See Note 5 for detail with respect to this impairment charge.
          The results of operations of CoCaLo and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. Pro forma information is presented below in combination with pro forma information with respect to the acquisition of the LaJobi Business, which occurred on the same date as the acquisition of CoCaLo.
Pro Forma Information (Unaudited)
          The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2008 and December 31 , 2007 respectively, assumes the acquisitions of CoCaLo and LaJobi occurred as of January 1 of each period (in thousands).

	(Unaudited)
	Year Ended December 31,
	2008	2007
Net sales	$251,696	$236,536
Net (loss) income	$(110,906)	$8,882

Basic (loss) income per share:
Continuing operations	$(4.63)	$0.31
Discontinued operations	(0.57)	0.11

	$(5.20)	$0.42

Diluted (loss) income per share:
Continuing operations	$(4.63)	$0.31
Discontinued operations	(0.57)	0.11

	$(5.20)	$0.42

          The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.
          Kids Line
          In December 2004, the Company purchased all of the outstanding equity interests and warrants in Kids Line, LLC (the “Purchase”), in accordance with the terms and provisions of a Membership Interest Purchase Agreement (the “Purchase Agreement”). At closing, the Company paid approximately $130.6 million, which represented the portion of the purchase price due at closing plus various transaction costs. The aggregate purchase price under the Purchase Agreement included the potential payment of contingent consideration (the “KL Earnout Consideration”). The total KL Earnout Consideration was $32.1 million, of which 90% ($28.5 million) was paid in December 2007, and $3.6 million was paid in January 2008. The amount of the KL Earnout Consideration was recorded as goodwill. The Company financed the KL Earnout Consideration by

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
drawing down upon a term loan reborrowing commitment and short-term borrowings under the bank facility applicable its infant and juvenile businesses (described in Note 9).
Note 4—Sale of Gift Business and Discontinued Operations
          On December 23, 2008, RB entered into, and consummated the transactions contemplated by, the Purchase Agreement dated as of December 23, 2008 (the “Purchase Agreement”) with The Russ Companies, Inc., a Delaware corporation (“Buyer”), for the sale of the capital stock of all of RB’s subsidiaries actively engaged in the gift business (the “Gift Business”), and substantially all of RB’s assets used in the Gift Business.
          The aggregate purchase price payable by the Buyer for the Gift Business was: (i) 199 shares of the Common Stock, par value $0.001 per share, of the Buyer (the “Buyer Common Shares”), representing a 19.9% interest in the Buyer after consummation of the transaction that will be accounted for at cost, and (ii) a subordinated, secured promissory note issued by Buyer to us in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, RB will have the right to cause the Buyer to repurchase any Buyer Common Shares then owned by RB, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 at approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investments of $4.5 million on the Company’s consolidated balance sheet. In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with the Buyer. Pursuant to the License Agreement, the Buyer will pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment is due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty will be paid quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, the Buyer shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ® and Applause® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If the Buyer does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require the Buyer to purchase all of the Retained IP for $5.0 million. In connection therewith the Company recorded deferred royalty income of $5.0 million
          The Company recognized a gain on the sale of the Gift Business of $0.9 million, reflecting the difference between the estimated fair value of the consideration received from the sale of the Gift Business and the carrying amount of the net assets exchanged based on the terms of the Purchase Agreement. In addition, as a result of the sale of the Gift Business, an impairment charge of the Applause® trademark of approximately $6.7 million, was recorded in impairment of goodwill and intangibles in continuing operations for the fourth quarter of 2008 (see Note 5). The results of operations of the Gift Business and any gain associated with the sale of the Gift Business are reported in discontinued operations in the consolidated statements of operations for all periods presented.
Condensed Financial Information
Condensed results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Sales	$124,035	$168,107	$147,669
Loss before income taxes	$(17,268)	$(1,370)	$(28,067)
Gain on sale	$905	—	—
Provision (benefit) for income taxes	$(4,147)	$(3,665)	$(4,565)
Income (loss) from discontinued operations	$(12,216)	$2,316	$(23,502)

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Note 5—Goodwill and Intangible Assets
     The Company completed its annual goodwill assessment for its continuing operations as of December 31, 2008 in accordance with SFAS No. 142. The conclusion reached as a result of such testing was that the fair value of its continuing operations for which goodwill had been allocated, was below its carrying value, indicating such goodwill may be impaired. As a result of step two of the impairment testing, the Company recorded a goodwill impairment charge of $130.2 million to write-off all of its goodwill (which was determined to have no implied value).
     In addition to the testing for impairment of goodwill under SFAS No. 142, the Company tests its indefinite-life intangibles annually on December 31, 2008. As a result of these tests, the Company recorded in cost of goods sold for the fourth quarter of 2008 an aggregate impairment charge of $3.7 million related to the tradenames of three infant and juvenile subsidiaries, including CoCaLo ($1.9 million), Sassy ($1.7 million) and LaJobi ($0.1 million). In addition, as a result of the Gift Sale, the Applause tradename was tested under the criteria, of SFAS No. 144, which resulted in an impairment charge to such tradename of $6.7 million, which charge was recorded in impairment of goodwill and intangibles in the fourth quarter of 2008.
     Management’s determination of the fair value of its continuing operations incorporated multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing such continuing operations. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management and the discount rate utilized. As part of the Company’s goodwill analysis, the Company compared the fair value of its continuing operations to the market capitalization of the Company using the December 31, 2008 common stock price. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and the Company’s stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for the markets in which the Company operates. The impairment charge will not result in any current or future cash expenditures.
     Changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007 are as follows:

(in thousands)
Goodwill at December 31, 2006	$89,242
Net increase from Kids Line earnout	31,535

Goodwill at December 31, 2007	120,777
Increase from LaJobi acquisition	9,425
Other	(4)
Impairment	(130,198)

Goodwill at December 31, 2008	$—

     As of December 31, 2008 the components of intangible assets consist of the following (in thousands):

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	Weighted Average	December 31,	December 31,
	Amortization Period	2008	2007
Sassy trade name	Indefinite life	$5,400	$7,100
Applause trade name	5 years	911	7,646
Kids Line customer relationships	20 years	30,711	31,100
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	—
LaJobi customer relationships	20 years	12,224	—
LaJobi royalty agreements	5 years	2,146	—
CoCaLo trade name	Indefinite life	6,100	—
CoCaLo customer relationships	20 years	2,599	—
CoCaLo foreign trade name	Indefinite life	28	—
Other intangible assets	4.4 years	—	26

Total intangible assets		$84,019	$51,172

     Aggregate amortization expense, was $2.3 million, $0.4 million and $26,000 in 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the fiscal years ending December 31, 2009 to December 31, 2013 is $2.8 million annually.
     Under SFAS No. 142, indefinite-lived intangible assets are no longer amortized but are reviewed for impairment and to determine if such assets should be amortized at least annually, and more frequently in the event of a triggering event indicating that an impairment may exist. In connection with this annual analysis as of December 31, 2008 and based upon current economic conditions and the impairment recorded on all of the Company’s goodwill, the Company determined that the Kids Line customer relationships should no longer have an indefinite life and, as such, will be amortized over a 20-year life. In connection with such determination, the Company recorded $389,000 of amortization expense for the three months and year ended December 31, 2008.
     Sassy previously operated under a distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the “MAM Agreement”) prior to and after its acquisition by the Company in 2002. During the third quarter of fiscal 2007, due to the adverse impact of foreign exchange rates, the Company performed an analysis of the value of this agreement. In connection with such analysis and the preparation of the Company’s financial statements for the three and nine months ended September 30, 2007, the Company concluded that an impairment charge was required under generally accepted accounting principles relating to the value of the MAM Agreement. Based upon the fair values derived using a discounted cash flows analysis, an impairment charge of $3.6 million was recorded in the Company’s infant and juvenile segment in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2007. In addition, during the third quarter of 2007, the Company determined that the MAM Agreement was a finite-lived asset and, as such, would be amortized over an 8.5 year estimated remaining useful life. In connection with such determination, the Company recorded $200,000 of amortization expense in each of the third and fourth quarters of 2007.
     Based on several factors, including the views of the Company’s new chief executive officer (in consultation with senior management), the inability to obtain concessions from MAM during discussions in December 2007 the decreasing profitability of the products sold under the MAM Agreement and specified restrictions contained therein limiting the Company’s ability to enter into competitive product categories, the Company recognized an impairment charge and exercised its right to terminate the MAM Agreement, effective as of March 26, 2008. As a result of such termination, the Company recorded an additional impairment charge of $6.4 million for the fiscal year ended December 31, 2007 (for a total impairment charge of $10.0 million during 2007 which was recorded in cost of sales of the infant and juvenile segment), reflecting the write-off of the remaining intangible asset related to the MAM Agreement.
Note 6—Financial Instruments
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. On January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The Company does not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The expanded disclosures about fair value measurements for financial assets and liabilities on a recurring basis are presented in Note 6. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, the Company does not anticipate it will materially impact its consolidated financial position and results of operations.
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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap (See Note 9) as of December 31, 2008 (in thousands):

	December	Fair Value Measurements as of December 31, 2008
	31, 2008	Level 1	Level 2	Level 3
Interest rate swap	$(2,073)	$—	$(2,073)	$—
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
     There have been no material changes to the Company’s valuation techniques during the year ended December 31, 2008 as compared to prior years.
Foreign Currency Forward Exchange Contracts
     Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in currencies other than the United States dollar.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At December 31, 2008, the Company had no forward contracts.
     The Company had forward contracts to exchange United States dollars to Euros with notional amounts of approximately $2.8 million as of December 31, 2007, respectively. At December 31, 2007, an unrealized gain of $209,000 relating to forward contracts is included in accrued expenses in the Consolidated Balance Sheet.
Concentrations of Credit Risk
     As part of its ongoing risk assessment procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution.
     The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for approximately 43.2%, 41.9% and 40.7% of the Company’s consolidated sales from continuing operations for 2008, 2007 and 2006, respectively, and Target accounted for approximately 11.6%, 13.3% and 13.8% of the Company’s consolidated sales from continuing operations for 2008, 2007 and 2006, respectively. The loss of any of these customers, or a significant reduction in the volume of business conducted with such customers, could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales.
Note 7—Inventory Valuation
     The Company regularly reviews inventory quantities on hand, by item, and records inventory at the lower of cost or market based primarily on the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. At December 31, 2008 and 2007, the balance of the inventory reserve was approximately $2.5 million and $6.3 million, respectively.
Note 8—Property, Plant and Equipment
     Property, plant and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Land	$690	$690
Buildings	2,150	2,120
Machinery and equipment	5,520	43,606
Furniture and fixtures	723	3,884
Leasehold improvements	912	10,716
Construction in progress	—	1,057

	9,995	62,073
Less: Accumulated depreciation and amortization	(5,529)	(48,980)

	$4,466	$13,093

     Depreciation expense from continuing operations was approximately $0.8 million, $0.7 million and $0.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Note 9—Debt
Background
     In December 2004, RB purchased all of the outstanding equity interests and warrants in Kids Line (the “KL Purchase”). The KL Purchase was originally financed with the proceeds of a $125.0 million term loan, which was subsequently replaced by a $105.0 million credit facility with LaSalle Bank as agent (the “2005 Credit Agreement”) and a Canadian credit facility. In order to reduce overall interest expense and gain increased flexibility with respect to the financial covenant structure of our senior financing, on March 14, 2006, the 2005 Credit Agreement was terminated and the obligations thereunder were refinanced (the “LaSalle Refinancing”) with the execution of separate credit agreements for each of our infant and juvenile segment and domestic gift segment. In connection with the LaSalle Refinancing, all outstanding obligations under the 2005 Credit Agreement (approximately $76.5 million) were repaid using proceeds from the senior credit facility of the infant and juvenile segment executed in connection with the LaSalle Refinancing.
     In connection with the purchases of LaJobi and CoCaLo (described in Note 3), the credit agreement applicable to our infant and juvenile segment was amended and restated to, among other things, increase the facilities available thereunder and permit such acquisitions (see Note 23 “Subsequent Events” below for a description of an amendment to such amended and restated credit facility executed as of March 20, 2009). In addition, in connection with the sale of our gift business (described in Note 4), the credit agreements applicable to our gift segment were terminated and all obligations thereunder were repaid.
     Long-term debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
Term Loan (Credit Agreement pertaining to infant and juvenile business)	$89,200	$43,500
Note Payable (CoCaLo purchase)	1,498	—

Total	90,698	43,500
Less current portion	14,933	11,500

Long-term debt	$75,765	$32,000

The aggregate maturities of long-term debt at December 31, 2008 are as follows (in thousands):

2009	$14,933
2010	14,933
2011	14,934
2012	14,400
2013	31,600

Total	$90,800

     At December 31, 2008 and 2007, there was approximately $12.1 million and $15.5 million, respectively, borrowed under the New Revolving Loan (defined below), which is classified as short-term debt.
A. Our Credit Agreement
     On March 14, 2006 (the “Closing Date”), Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”) entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, RB as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Original Credit Agreement”). The original commitments under the Original Credit Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     As of December 22, 2006, the Original Credit Agreement was amended (the “First Amendment”) to permit the repayment and subsequent reborrowing of up to $20 million under the Original Term Loan, which was intended to enable KL and Sassy to continue to utilize cash flows expected to be generated from operations to repay debt until the earnout consideration for the purchase of Kids Line (the “KL Earnout Consideration”) became due. Through draws on the Original Credit Agreement, KL and Sassy paid $28.5 million of the KL Earnout Consideration in December of 2007, and the remainder ($3.6 million) in January of 2008.
     As of April 2, 2008, RB, KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain financial institutions party to the Original Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Borrowers”, and the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein as the “New Borrowers”. The Credit Agreement amended and restated the Original Credit Agreement, and added the New Borrowers as parties thereto. The Pledge Agreement dated as of March 14, 2006 between RB and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008, to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by RB. In connection with the Credit Agreement, 100% of the equity of each Borrower, including each New Borrower, has been pledged as collateral to the Agent. In addition, the Guaranty and Collateral Agreement (as defined in the Credit Agreement) was also amended and restated as of April 2, 2008, to add the New Borrowers as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Borrowers, including the New Borrowers, under the Credit Agreement and the other related loan documents.
     The following discussion pertains to the provisions of the Credit Agreement as in effect on December 31, 2008, but see Note 23, “Subsequent Events” below for a description of an amendment to the Credit Agreement executed as of March 20, 2009.
     The commitments under the Credit Agreement as of December 31, 2008 originally consisted of (a) a $75.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a $100.0 million term loan facility (the “Term Loan”). The Borrowers drew down $31.0 million under the Revolving Loan and the entire $100 million available under the Term Loan on the Closing Date, in order to finance the acquisitions of LaJobi and CoCaLo, and pay related transaction expenses of such acquisitions and the Credit Agreement, and to reallocate the existing indebtedness among the bank syndicate. The scheduled maturity date was extended from March 14, 2011 to April 1, 2013 (subject to customary early termination provisions). As of December 31, 2008, the principal of the Term Loan was to be repaid, on a quarterly basis, at an annual rate of $14.4 million per year, commencing June 30, 2008 thru June 30, 2012 with $31.6 million due on April 1, 2013.
     As of December 31, 2008, the loans under the Credit Agreement bore interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio, which applicable margin ranged from 2.0% — 3.0% for LIBOR Loans and from 0.50% — 1.50% for Base Rate Loans.
     The applicable interest rate margins as of December 31, 2008 were: 3.00% for LIBOR Loans and 1.50% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2008 were as follows:

	At December 31, 2008
	LIBOR Loans	Base Rate Loans
Revolving Loan	5.12%	4.75%
Term Loan	4.85%	4.75%
     In connection with the Credit Agreement, the Borrowers paid the Agent and Lenders a closing fee of approximately $1.5 million, and the Company incurred $0.7 million of other third party costs. Of the aggregate fees and costs, $0.4 million was expensed to interest expense and the remainder was treated as deferred financing costs and will be recognized over the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
term of the respective types of indebtedness using the effective interest method. In connection with the Credit Agreement, the Company also wrote-off $0.3 million of unamortized deferred financing costs.
     Pursuant to the Credit Agreement, the following fees were applicable as of December 31, 2008: an agency fee of $35,000 per annum, an annual non-use fee (payable monthly, in arrears, and upon termination of the relevant obligations) of 0.40% to 0.60% of the unused amounts under the Revolving Loan, an annual letter of credit fee (payable monthly, in arrears, and upon termination of the relevant obligations) for undrawn amounts with respect to each letter of credit based on the most recent quarter-end Total Debt to EBITDA Ratio ranging from 2.75% — 3.25% and other customary letter of credit administration fees. On August 13, 2008, the Credit Agreement was further amended (the “August Modification”) to clarify the definition of EBITDA as applied to, among other things, the Total Debt to EBITDA Ratio for the last three quarters of 2008. In addition, the Amended and Restated Pledge Agreement was further amended in order to, among other things, permit the creation of the licensor under the License Agreement with the buyer of the gift business, the transfer to RB of various inactive subsidiaries, and the transfer of the interest in the Shining Stars® website from US Gift to RB.
     As of December 31, 2008, the Borrowers were required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts.
     The Credit Agreement contains customary affirmative and negative covenants, as well as the following financial covenants as of December 31, 2008: (i) a minimum Fixed Charge Coverage Ratio, (ii) a maximum Total Debt to EBITDA Ratio and (iii) an annual capital expenditure limitation. Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. If tested on such date, the Borrowers would have been non-compliant with the Total Debt to EBITDA Ratio on June 30, 2008.  The August Modification, however, which clarified the definition of EBITDA (among other things, as it applies to such ratio for the last three quarters of 2008), was executed prior to any default with respect to such ratio.  The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of December 31, 2008. In addition, an event of default under our credit agreement could result in a cross-default under certain license agreements that we maintain.
     The Credit Agreement contains significant limitations on the ability of the Borrowers to distribute cash to RB, which became a corporate holding company as part of the LaSalle Refinancing, for the purpose of paying dividends to the shareholders of the Company or for the purpose of paying their allocable portion of RB’s corporate overhead expenses. As of December 31, 2008, the Borrowers were not permitted (except in specified situations) to distribute cash to RB to pay RB’s overhead expenses unless: (i) before and after giving effect to such distribution, no event of default would exist and (ii) before and after giving effect to such distribution, Excess Revolving Loan Availability will equal or exceed $5.0 million; provided that the aggregate amount of such distributions cannot exceed $3.5 million per year.  As of December 31, 2008, the Borrowers were not permitted to distribute cash to RB to permit RB to pay a dividend to its shareholders unless (i) the LaJobi Earnout Consideration and the CoCaLo Additional Earnout Payments have been paid in full, (ii) before and after giving effect to any such payment, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $4.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied. Other restrictions on dividends and distributions are set forth in the Credit Agreement. See Note 23, “Subsequent Events” for a description of the limitations on distributions to and by RB contained in the amendment to the Credit Agreement effective as of March 20, 2009.
     In addition, as of December 31, 2008, under the Credit Agreement:
     (i) The definition of Borrowing Base is 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory;
     (ii) Payment of the amounts outstanding under the promissory note under the Stock Agreement is prohibited if before and after giving effect to any such repayment, a default or event of default would exist;
     (iii) Payment of the LaJobi Earnout Consideration or the CoCaLo Earnout Payments is prohibited if before and after giving effect to any such repayment, (a) a default or event of default would exist, (b) Excess Revolving Loan Availability will not equal or exceed $9.0 million, or (c) before and after giving effect to any such repayment, the Infantline Financial Covenants will not be satisfied (the “Earnout Conditions”);

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     (iv) Specified defaults with respect to the LaJobi Earnout Consideration and/or the CoCaLo Earnout Payments have been added as events of default (including failure to deliver to the Agent specified certifications and calculations within a specified time period, the reasonable determination by the Agent that any Earnout Conditions will not be satisfied as of the applicable payment date, if any material information provided to the Agent with respect to the Earnout Conditions shall be incorrect in any material respect and remain unremedied prior to the relevant payment date, or any LaJobi Earnout Consideration or CoCaLo Earnout Payments are paid at any time that the Earnout Conditions are not satisfied); and
     (v) The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the New Term Loan. Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt.  However, because we did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through operations each period.  Changes between its cost and its fair value as of December 31, 2008 resulted in an expense of approximately $2.1 million for the year ended December 31, 2008, and such amount is included in interest expense in the consolidated statement of operations.
       The Revolving Loan Availability at December 31, 2008 was $36.9 million.

B. The Giftline Credit Agreement
     On March 14, 2006, as amended on April 11, 2006, August 8, 2006, December 28, 2006 and August 7, 2007, Russ Berrie U.S. Gift Inc. (“U.S. Gift”) and other specified wholly-owned domestic subsidiaries of RB, entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association, as issuing bank, LaSalle Business Credit, LLC as administrative agent, the lenders from time to time party thereto, and RB, as loan party representative (as amended, the “Giftline Credit Agreement”). Prior to its termination, the aggregate total commitment under the Giftline Credit Agreement was $25.0 million. Concurrently with the consummation of the sale of the Gift Business, all obligations under the Giftline Credit Agreement and the loan documents executed in connection therewith were terminated.
C. Canadian Credit Agreement
     On June 28, 2005, our former Canadian subsidiary, Amram’s Distributing Ltd. (“Amrams”), executed a separate Credit Agreement (acknowledged by RB) with the financial institutions party thereto and LaSalle Business Credit, a division of ABN AMRO Bank, N.V., Canada Branch, a Canadian branch of a Netherlands bank, as issuing bank and administrative agent (the “Canadian Credit Agreement”), and related loan documents with respect to a maximum U.S. $10.0 million revolving loan (the “Canadian Revolving Loan”). RB executed an unsecured Guaranty (the “Canadian Guaranty”) to guarantee the obligations of Amrams under the Canadian Credit Agreement. In connection with the LaSalle Refinancing, on March 14, 2006, the Canadian Credit Agreement was amended to, among other things (i) release RB from the Canadian Guaranty and (ii) provide for a maximum U.S. $5.0 million revolving loan. There were no borrowings under the Canadian Revolving Loan in 2008 or 2007. Concurrently with the consummation of the sale of the Gift Business, all obligations under the Canadian Credit Agreement and the loan documents executed in connection therewith were terminated.
D.  Russ Berrie (UK) Limited Business Overdraft Facility

     On March 19, 2007, Russ Berrie UK Limited entered into a Business Overdraft Facility (the “Facility”) with National Westminster Bank PLC and The Royal Bank of Scotland plc, acting as agent for the bank. As of the consummation of the sale of the Gift Business, Russ Berrie UK Limited is no longer a subsidiary of the Company.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Note 10—Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Payroll and incentive compensation	$3,366	$7,854
Rebates	623	3,548
KL Earnout Consideration	—	3,622
Other(a)	9,260	13,824

Total	$13,249	$28,848

(a)—No individual item exceeds five percent of current liabilities.
Note 11—Severance and Related Costs
     During 2007, the Company recorded a charge of $2.9 million (for severance related to the departure of the Company’s former Chief Executive Officer), of which $2.1 million was paid in 2008 and $0.8 million will be paid in 2009.
Note 12—Income Taxes
     The Company and its domestic subsidiaries file a consolidated Federal income tax return.
     Income (loss) from continuing operations before income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
United States	$(129,500)	$11,649	$23,360
Foreign	1,129	1,573	1,069

	$(128,371)	$13,222	$24,429

     Income tax provision (benefit) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current
Federal	$(1,844)	$3,269	$5,428
Foreign	555	651	344
State	612	1,157	1,186

	$(677)	5,077	$6,958

Deferred
Federal	(23,845)	(801)	2,865
State	(4,509)	(149)	540

	(28,354)	(950)	3,405

	$(29,031)	$4,127	$10,363

     The current tax benefit is primarily related to a decrease in tax reserves associated with the expiration of the statute of limitations in various jurisdictions during 2008, partially offset by foreign tax expense on profitable operations in Australia and state tax expense on profitable operations for LaJobi.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     In fiscal 2008, the Company recorded a federal and state deferred tax benefit of approximately $18.9 million related to the deferred tax asset associated with impairment of intangible assets relating to the Sassy, Applause, CoCaLo and LaJobi acquisitions. These deferred tax assets are indefinite in nature for accounting purposes The Company has recorded valuation allowances against that portion of its deferred tax assets where management believes it is more likely than not that the Company will not be able to realize such deferred tax assets. The Company reduced its valuation allowance by approximately $1.8 million on its inventory reserves, bad debts, and other miscellaneous accruals as the Company anticipates taxable income in future years as a result of the sale of the gift business. In fiscal 2008, the Company decreased its federal deferred tax liability by approximately $1.4 million related to the unrepatriated earnings of its foreign subsidiaries as the result of the sale of the gift business.
     A reconciliation of the provision (benefit) for income taxes on continuing operations with amounts computed at the statutory Federal rate of 35% is shown below (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income tax provision (benefit) at U.S. Federal statutory rate	$(44,930)	$4,628	$8,550
State income tax, net of Federal tax benefit	(2,533)	655	1,122
Foreign rate differences	160	101	(31)
Change in valuation allowance affecting income tax expense	19,275	—	(33)
Other, net	(1,033)	(1,257)	755

	$(29,031)	$4,127	$10,363

     The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, were as follows (in thousands):

	December 31,
	2008	2007
Assets (Liabilities)
Deferred tax assets:
Inventory	$971	$1,252
Accruals / reserves	563	2,344
Foreign tax credit carryforward	13,889	11,638
Charitable contributions carryforwards	191	1,042
Deferred gain on sale of building	—	863
State net operating loss carryforwards	1,288	2,317
Federal net operating loss carryforwards	—	—
Foreign net operating loss carryforwards	498	6,944
Intangible assets	40,416	2,591
Depreciation	11	866
Other	690	323

Gross deferred tax asset	58,517	30,180
Less: valuation allowance	(28,220)	(17,865)

Net deferred tax asset	30,297	12,315

Deferred tax liabilities:
Depreciation and amortization	—	(11,857)
Receivable from sale of business	—	—
Unrepatriated earnings of foreign subsidiaries	(225)	(1,632)
Other	(172)	(46)

	(397)	(13,535)

Total net deferred tax asset (liability)	$29,900	$(1,220)

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     At December 31, 2008 and 2007, the Company has provided total valuation allowances of $28.2 million and $17.9 million, respectively, on those deferred tax assets for which management has determined that it is more likely than not that such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. The valuation allowance increased by $10.3 million in 2008 primarily related to the impairment charge of approximately $21.5 million on the Kids Line, Sassy, LaJobi, CoCaLo and Applause intangible assets, an increase in valuation allowance of approximately $3.7 million related to FTC carryforwards, offset by a reduction in the valuation allowances of foreign NOL carryforwards related to the foreign operations of the gift businesses which were sold of approximately $6.4 million, a reduction of approximately $7.5 million on other tax deductible reserves as a result of the sale of the gift businesses, and a reduction of approximately $.9 million related to State NOL’s carryforwards.
     The valuation allowance decreased by $4.2 million in 2007 primarily related to the utilization of the federal NOL of approximately $3.7 million and a decrease of approximately $2.6 million related to various tax reserves, offset by an increase in foreign NOL carryforwards of approximately $1.4 million and an increase to the FTC carryforward of approximately $0.7 million.
     Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings. At December 31, 2008 and 2007, the Company has recorded a deferred tax liability of $0.2 million and $1.6 million, respectively, related to the repatriation of its foreign subsidiaries’ undistributed earnings that are not treated as permanently reinvested due to the Company’s recent history of repatriation of these earnings. The liability decreased during 2008 due to the sale of the Gift Business. The Company has sufficient foreign tax credit carryforwards to offset this deferred tax liability.
     The Company adopted FIN 48 on January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company did not make any additional adjustments to its 2007 opening balance sheet related to the implementation of FIN 48, other than to reclassify the portion of its tax liabilities to non-current which the Company did not anticipate would settle, or for which the statute of limitations would not close in the next twelve months, and the Company did not make any adjustments to its opening retained earnings related to the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$14,731
Increases related to prior year tax positions	$3,394
Decreases related to prior year tax positions	$0
Increases related to current year tax positions/settlements	$0
Lapse of statue	$(4,731)
Balance at December 31, 2007	$13,394

(in thousands)
Balance at January 1, 2008	$13,394
Increases related to prior year tax positions	0
Decreases related to prior year tax positions	0
Increases related to current year tax positions/settlements	0
Lapse of statues	(3,812)

Balance at December 31, 2008	$9,582

     The above table includes interest and penalties of $0.1 million as of December 31, 2008, and interest and penalties of $0.6 million as of December 31, 2007. The Company has elected to record interest and penalties as an income tax expense. Included in the liability for unrecorded tax benefits as of December 31, 2008 are $0.2 million of unrecognized tax benefits that if recognized would impact the effective tax rate. Also included in the liability for unrecorded tax benefits as of December 31, 2008 are $9.4 million of unrecognized tax benefits that, if recognized, would be offset by charitable contribution carryforwards, state NOL carryforwards, foreign tax credit carryforwards, and federal and state tax deductions related to the interest and state income tax paid. The Company has adjusted its valuation allowances on these items to recognize these benefits. The Company anticipates that the unrecorded tax benefits at December 31, 2008 could decrease by approximately $5.3 million within the next twelve months as a result of the expiration of the statute of limitations.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     The Company files federal and state income tax returns in the United States, Australia, the European Union and the United Kingdom. The Company is not presently undergoing any significant tax audits in any of these jurisdictions. As of December 31, 2008, a summary of the tax years that remain subject to examination in the Company’s major jurisdictions are:

United States—federal	2005 and forward
United States—states	2002 and forward
Foreign	2002 and forward
Note 13—Weighted Average Common Shares
     The weighted average common shares outstanding included in the computation of basic and diluted net (loss) earnings per share is set forth below (in thousands):

	Years Ended December 31,
	2008	2007	2006
Weighted average common shares outstanding	21,344	21,130	20,876
Dilutive effect of common shares issuable	—	85	30

Weighted average common shares outstanding assuming dilution	21,344	21,215	20,906

     As of December 31, 2008, 2007 and 2006, the Company had 1,941,379, 1,181,035 and 1,516,740 stock options outstanding, respectively, that were excluded from the computation of diluted EPS because they would be anti-dilutive due to their exercise price exceeding the average market price in 2007 and 2006, or the loss the Company incurred from continuing operations in 2008.
Note 14—Related Party Transactions
     An executive officer of the Company, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to LaJobi for goods being shipped from Asian ports. The Company used this service commencing April 2008. For the year ended December 31, 2008, the Company incurred costs totaling approximately $674,000 related to the services provided, which costs were based on the actual, direct costs incurred by L&J Industries for such individuals plus 5%, which was recorded in cost of goods sold.
     The same executive officer of the Company has utilized since April 2008 a portion of one of the Company’s warehouses to store and ship merchandise unrelated to the Company’s business. The employee reimburses the Company for expenses incurred in connection with this arrangement. For the year ended December 31, 2008, the Company received reimbursements totaling approximately $111,000, for the space and services provided, which was recorded in selling, general and administrative expense.
     CoCaLo contracts for warehousing and distribution services from a company owned and managed by certain members of the family of an executive officer of the Company. From April through December 2008, CoCaLo paid approximately $1.5 million to such company for these services which was recorded in selling, general and administrative expense. In addition, CoCaLo rents certain office space from the same company at an annual rental cost of approximately $137,000, which was recorded in selling, general and administrative expense.
     In addition, certain of our principal stockholders own significant equity stakes in certain customers of our Gift segment, which was sold in December 2008 and is presented as a discontinued operation (see Note 4). In particular:
     (1) D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”) owns approximately 21% of the outstanding shares of the Company’s Common Stock, and an affiliate of Laminar owns a majority equity interest in FAO Schwarz (“FAO”), a customer of the Company with purchases of approximately $929,000 and $186,000 during the years ended December 31, 2008 and December 31, 2007, respectively. Ms. Krueger, a director of the Company and a Laminar designee to the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Company’s Board, is a vice president of D. E. Shaw & Co., L.P. (“DES”), an affiliate and investment advisor of Laminar, and a director of FAO. Mr. Benaroya, the Chairman of the Board of the Company, is also the Chairman of the Board of FAO and is a consultant for DES.
     (2) Investment entities and accounts managed and advised by Prentice Capital Management, L.P. (“Prentice”) own approximately 21% of the outstanding shares of the Company’s Common Stock, and Prentice indirectly owns a majority equity interest in KB Toys, Inc. (“KB”), a customer of the Company with purchases of approximately $49,000 and $918,000 during the years ended December 31, 2008 and December 31, 2007, respectively. Mr. Ciampi, a director of the Company and a Prentice designee to the Company’s Board, is a partner of Prentice and the Chairman of the Board of KB.
     In connection with the sale of the Gift Business, the Company entered into a transition services agreement (the “TSA”), pursuant to which, for periods of time and consideration specified in the TSA, (i) a specified number of individuals employed by the Company subsequent to the Closing will be entitled to the continued use of the Company’s prior facility in Oakland, New Jersey (or a successor facility), (ii) Kids Line Australia Pty Ltd. will be permitted to continue to occupy the premises located in Banksmeadow, Australia, (iii) Kids Line UK Limited will be permitted to continue to occupy the premises located in the United Kingdom, (iv) certain historical financial and business records will be made available to the Company, (v) specified personnel will be made available to the Company to enable it to prepare various public filings and tax returns, (vi) specified personnel whose duties are primarily attributable to the Company’s infant and juvenile segment will be permitted to continue their employment arrangements, (vii) IT professionals will be made available to the Company on an as-needed basis, (viii) specified personnel will be made available to Buyer on as as-needed basis, and (ix) certain employee benefits will continue to be made available to specified employees remaining with the Company for specified periods.
Note 15—Leases
     At December 31, 2008, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from three months to 8.6 years.
     Rent expense for continuing operations for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $2.4 million, $1.4 million and $1.2 million, respectively.
     The approximate aggregate minimum future rental payments (excluding related party leases in Note 14) as of December 31, 2008 under operating leases are as follows (in thousands):

2009	$2,025
2010	1,906
2011	1,930
2012	1,942
2013	2,012
Thereafter	3,441

Total	$13,256

     The Company has capital leases for equipment and software. The future payments under these capital leases are approximately $11,000 in 2009, $8,000 in 2010 and $2,000 in 2011.
Note 16—Stock Repurchase Program
     In March 1990, the Board of Directors authorized RB to repurchase an aggregate of 7,000,000 shares of its common stock. As of December 31, 2008 and 2007, 5,643,284 shares had been repurchased pursuant to this program. During the twelve month periods ended December 31, 2008, 2007 and 2006, the Company did not repurchase any shares pursuant to this program or otherwise. During the years ended December 31, 2008, 2007 and 2006 the Company issued from treasury stock 169,175, 208,147 and 0 shares, respectively, that were purchased under the stock repurchase program in prior years.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Note 17—Shareholders’ Equity
Share-Based Compensation
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their grant date fair values (see Note 2).
     SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. For the years ended December 31, 2008, 2007 and 2006, there was no excess tax benefit recognized from share-based compensation costs because the Company was not in a taxpaying position in the United States in 2008, 2007 and 2006.
Equity Plans
     As of December 31, 2008, the Company maintained the Russ Berrie and Company, Inc. Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Option Plan (defined below), approved by the Company’s shareholders on July 10, 2008, and the Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). As of December 31, 2008, the 2004 ESPP expired by its terms. The Company also continues to have options outstanding (although no further grants can be made) under certain equity plans that it previously maintained, including the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (the “Predecessor Plans”), and the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the Predecessor Plans and the EI Plan, the “Plans”). In addition, the Company may issue stock options outside of the Plans discussed above. As of December 31, 2008, there were 370,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of the Company’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from one to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
     The Board of Directors (the “Board”) adopted the EI Plan on June 3, 2008, subject to approval by its shareholders, which was obtained at the 2008 Annual Meeting of Shareholders held on July 10, 2008 (the “2008 Meeting”). The 2004 Option Plan was terminated as of the date of the 2008 Meeting, and no further awards under the 2004 Option Plan could be made thereafter. The EI Plan provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. Award agreements must be executed by the Company and a participant in order for the award covered by such agreement to be effective. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. In July 2008, options to purchase an aggregate of 105,000 shares of the Company’s Common Stock were granted to directors under the EI Plan; and in October 2008, 118,000 stock appreciation rights and 13,900 restricted stock units were issued to employees of the Company under the EI Plan. At December 31, 2008, 1,329,145 shares were available for issuance under the EI Plan.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     The Board adopted the Russ Berrie and Company, Inc. 2009 Employee Stock Purchase Plan (the “2009 ESPP”) on June 3, 2008, approved by holders of a majority of the shares of Common Stock voting at the 2008 Meeting. The 2009 ESPP, which is similar to the 2004 ESPP, became effective on January 1, 2009, immediately after the 2004 ESPP terminated by its terms on December 31, 2008. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP.
Impact on Net Income
The components of share-based compensation expense follow:

	Years Ended December 31,
	2008	2007	2006
Stock option expense	$810,000	$37,000	$89,000
Restricted stock expense	686,000	32,000	—
Restricted stock unit expense	4,000	—	—
SAR expense	—	—	—
ESPP expense	135,000	117,000	113,000

Total share-based payment expense	$1,635,000	$186,000	$202,000

     The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded.
Stock Options
     Stock options are rights to purchase the Company’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock Options may be either: “Incentive Stock options” (stock options which comply with Section 422 of the Code), or Nonqualified Stock Options (stock options which are not Incentive Stock Options).
     As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $3.3 million, and is expected to be recognized over a weighted-average period of 3.7 years.
     The fair value of options granted under stock option plans or otherwise is estimated on the date of grant using a Black-Scholes — Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option. The assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.06%	3.48%	4.52%
Volatility	40.5%	39.0%	36.5%
Expected term (years)	5.0	4.4	4.7
Weighted-average fair value of options granted	$4.53	$6.00	$5.77
     Activity regarding outstanding options for 2008, 2007 and 2006 is as follows:

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding as of December 31, 2005	1,769,238	$17.16
Options Granted	150,000	15.05
Options Exercised	(215,100)	12.37
Options Forfeited / Cancelled	(187,398)	14.29

Outstanding as of December 31, 2006	1,516,740	17.99
Options Granted	570,600	16.52
Options Exercised	(197,118)	18.13
Options Forfeited / Cancelled	(114,805)	16.10

Outstanding as of December 31, 2007	1,775,417	18.20
Options Granted	256,000	11.50
Options Forfeited/Cancelled	(90,038)	18.42

Options Outstanding as of December 31, 2008	1,941,379	17.31

Option price range at December 31, 2008	$7.28-$34.05
Options available for grant and reserved for future issuance at December 31, 2008 under the EI Plan	1,329,145
     There was no aggregate intrinsic value on the unvested and vested outstanding options at December 31, 2008. The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair value at December 31, 2008 and the exercise price of each option. The intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and 2006, was $0, $1,022,000, and $567,000, respectively. The fair value of stock options vested for the years ended December 31, 2008, 2007 and 2006, was $2,066,008, $6,940,902 and $7,886,090, respectively.
     The following table summarizes information about fixed-price stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/08	Contractual Life	Exercise Price	at 12/31/08	Exercise Price
$23.625	4,745	Less than 1 Year	$23.625	4,745	$23.625
18.375	1,387	2 Years	18.375	1,387	18.375
30.980	6,296	3 Years	30.980	6,296	30.980
20.750	3,880	3 Years	20.750	3,880	20.750
34.800	10,233	4 Years	34.800	10,233	34.800
19.530	250,000	5 Years	19.530	250,000	19.530
22.210	400,000	5 Years	22.210	400,000	22.210
34.050	56,756	5 Years	34.050	56,756	34.050
13.050	319,882	6 Years	13.050	319,882	13.050
13.060	15,000	6 Years	13.060	15,000	13.060
13.740	10,000	6 Years	13.740	10,000	13.740
11.610	30,000	6 Years	11.610	30,000	11.610
11.520	20,000	6 Years	11.520	20,000	11.520
11.190	2,000	6 Years	11.190	2,000	11.190
15.050	60,000	7 Years	15.050	24,000	15.050
16.300	49,300	8 Years	16.300	—	16.300
14.900	11,500	8 Years	14.900	3,500	14.900
16.770	314,400	8 Years	16.770	74,863	16.770
16.050	120,000	8 Years	16.050	36,000	16.050
14.830	100,000	4 Years	14.830	—	14.830
13.650	51,000	4.25 Years	13.650	—	13.650

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/08	Contractual Life	Exercise Price	at 12/31/08	Exercise Price
7.280	105,000	4.5 Years	7.280	—	7.280

	1,941,379			1,268,542

     The weighted average remaining life of the outstanding options as of December 31, 2008, 2007 and 2006 is 5.9 years, 7.2 years and 7.5 years, respectively.
     A summary of the Company’s non-vested stock options at December 31, 2008 and changes during 2008 is as follows:

		Weighted Average Grant
Non-vested stock options	Options	Date Fair Value
Non-vested at December 31, 2007	618,600	$16.41
Granted	256,000	$11.50
Vested	(126,363)	$16.35
Forfeited/cancelled	(75,400)	$16.62

Non-vested options at December 31, 2008	672,837	$12.69

Restricted Stock
     Restricted Stock is Common Stock that is subject to restrictions, including risks of forfeiture, determined by the Plan Committee in its sole discretion, for so long as such Common Stock remains subject to any such restrictions. A holder of restricted stock has all rights of a shareholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted Stock Awards are equity classified within the Consolidated Balance Sheets.
     During the years ended December 31, 2008, 2007 and 2006, there were 7,900, 170,675 and 0 shares of restricted stock issued under the 2004 Option Plan, respectively. At December 31, 2008 and 2007, there were 168,300 and 170,675 shares of Restricted Stock outstanding. These restricted stock grants have vesting periods ranging from three to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made. As a result of these restricted stock grants, a charge to compensation expense for continuing operations of approximately $686,000 and $32,000 was made in 2008 and 2007, respectively. No charge to compensation expense was made in 2006.
     As of December 31, 2008, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $1.9 million, and is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock Units
     A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the participant’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the participant, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan during 2008 vest (and will be settled) ratably over a 5-year period commencing October 6, 2009 and are equity classified in the Consolidated Balance Sheets.
     The fair value of each RSU grant is estimated on the grant date. For RSUs granted in 2008, the fair value is set using the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     The following table summarizes information about RSU transactions in 2008 (there were no issuances of RSUs prior to 2008, as the 2004 Option Plan did not contemplate such awards):

Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2007	—	—
Granted	13,900	$6.43
Vested	—	—
Forfeited/cancelled	—	—

Unvested at December 31, 2008	13,900	$6.43

      For the year ended December 31, 2008, there was $4,000 of share based compensation expense related to the granting of RSUs. As of December 31, 2008, there was approximately $81,000 of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 5.0 years.
Stock Appreciation Rights
     A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan during 2008 vest ratably over a 5-year period commencing October 6, 2009 at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant, and until terminated earlier, expire on the tenth anniversary of the date of grant.
      SARs are accounted for at fair value at the date of grant in the consolidated income statement, are generally amortized on an even basis over the vesting term, and are equity-classified in the consolidated balance sheets.
     The following summarizes all SARs activity during 2008 (there were no issuances of SARs prior to 2008, as the 2004 Option Plan did not contemplate such awards):

		Weighted-Average Grant
	Shares	Date Value Per Share
Nonvested, January 1, 2008	—	—
Granted	118,000	$6.43
Vested		—
Forfeited		—

Nonvested, December 31, 2008	118,000	$6.43

     For the year ended December 31, 2008, there was no compensation cost related to SARs, which as of December 31, 2008 have a weighted-average period of 5.0 years.
Employee Stock Purchase Plan
     Under the 2004 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2004 ESPP, options are granted to participants as of the first trading day of each plan year, which

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2004 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2004 ESPP that has a fair value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. As of December 31, 2008, the 2004 ESPP had no shares reserved for future issuance. During the year ended December 31, 2008, there were 147 enrolled participants in the 2004 ESPP and 31,317 shares were issued. Compensation expense for continuing operations related to the ESPP for the years ended December 31, 2008, 2007 and 2006 was approximately $135,000, $117,000 and $113,000, respectively.

	Employee Stock Purchase Plan
	2008	2007	2006
Exercise Price	$2.52	$13.04	$9.69
Shares Purchased	31,317	26,029	25,424
     The fair value of each option granted under the 2004 ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.17%	4.98%	4.38%
Volatility	34.4%	36.7%	50.04%
Expected term (years)	1.0	1.0	1.0
     Expected volatilities are calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under the ESPP is one year, or the equivalent of the annual plan year.
Note 18—401(k) Plan
     The Company and its U.S. subsidiaries maintain a 401(k) Plan to which employees may, up to certain prescribed limits, contribute a portion of their compensation, and a portion of these contributions is matched by the Company. The provision for contributions charged to continuing operations for the years ended December 31, 2008, 2007 and 2006 was approximately $0.3 million, $0.8 million and $1.1 million, respectively.
Note 19 — Concentrations of Risk
     During 2008, approximately 59% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     In 2008, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 23% of such purchases and the five largest suppliers accounted for approximately 49% in the aggregate. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials.
     See Note 6 above for information regarding dependence on certain large customers.
Note 20—Litigation, Commitments and Contingencies
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
     The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product line. Substantially all license agreements other than the MAM Agreement (which was terminated March 2008 effective December 2008), are for terms of two to four years with extensions if agreed to by both parties. Several of these license agreements require prepayments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements aggregates approximately $12.9 million, of which approximately $7.6 million remained unpaid at December 31, 2008, substantially all of which is due prior to December 31, 2009. During the year ended 2008, the Company recorded charges to cost of sales of $0.1 million, against these royalty prepayments for amounts that management believed will not be realized. During the years ended 2007 and 2006, respectively, the Company did not record any charges against these royalty prepayments for amounts that management believed will not be realized. The Company’s total royalty expense from continuing operations for the years 2008, 2007 and 2006, including the aforementioned charges, was $5.2 million, $3.4 million and $1.5 million, respectively.
     In connection with the sale of the Gift Business, RB and U.S. Gift sent a notice of termination with respect to the lease by RB (assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this lease has become the obligation of the Buyer (through its ownership of U.S. Gift), RB will remain obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of such lease becomes effective (a maximum period of two years from the closing date of December 23, 2008, for a maximum potential obligation of approximately $2.7 million per year). No payments have been made by RB in connection with this obligation as of December 31, 2008, but there can be no assurance that payments will not be required of RB in the future.
     The purchase agreement pertaining to the sale of the Gift Business contains various RB indemnification, reimbursement and similar obligations. In addition, RB may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by RB in connection with the foregoing as of December 31, 2008, but there can be no assurance that payments will not be required of RB in the future.
     As of December 31, 2008 we have obligations under certain letters of credit that contingently require us to make payments to guaranteed parties aggregating $1.0 million upon the occurrence of specified events.
     Pursuant to the Asset Agreement, the Company may be required to pay earnout consideration amounts (ranging from $0.0 to $15.0 million) in respect of the business of LaJobi; and pursuant to the Stock Agreement, the Company may be required to pay earnout consideration amounts (ranging from $0.0 to $4.0 million) in respect of the business of CoCaLo. See Note 3 for details with respect to all such potential earnout consideration amounts.
Note 21—Quarterly Financial Information (Unaudited)
     The following quarterly financial data for the four quarters ended December 31, 2008 and 2007 are derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented. Each of the quarters has been restated to present the operations of the Gift Segment as a discontinued operation.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     The quarter ended December 31, 2008 includes impairments to goodwill and intangibles of $140.9 million. The quarter ended December 31, 2007 includes a $6.4 million impairment of the MAM Agreement. The quarter ended September 30, 2007 includes a $3.6 million impairment of the MAM Agreement.

	For Quarters Ended
2008	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$41,612	$62,231	$69,803	$55,548
Gross profit	15,155	20,203	22,830	11,214
Income (loss) from continuing operations	3,160	2,627	5,991	(111,118)
Income (loss) from discontinued operations	(1,160)	(14,766)	2,214	(1,496)
Net income (loss)	$2,000	$(12,139)	$8,205	$(109,622)
Basic Earnings per Common Share:
Income (loss) from continuing operations	$0.15	$0.12	$0.29	$(5.20)
Income (loss) from discontinued operations	(0.06)	(0.69)	0.10	0.07

Net income (loss) per common share	$0.09	$(0.57)	$0.39	$(5.13)

Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.15	$0.12	$0.29	$(5.20)
Income (loss) from discontinued operations	(0.06)	(0.69)	0.10	0.07

Net income (loss) per common share	$0.09	$(0.57)	$0.39	$(5.13)

	For Quarters Ended
2007	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$38,682	$36,871	$45,171	$42,342
Gross profit	14,877	14,064	13,742	9,022
Income (loss) from continuing operations	3,351	2,524	3,595	(375)
Loss from discontinued operations	(805)	(2,159)	10,712	(7,935)
Net (loss) income	$2,546	$365	$14,307	$(8,310)
Basic Earnings per Common Share:
Income (loss) from continuing operations	$0.16	$0.12	$0.17	$(0.02)
Income (loss) from discontinued operations	(0.04)	(0.10)	0.51	(0.37)

Net income (loss) per common share	$0.12	$0.02	$0.68	$(0.39)

Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.16	$0.12	$0.16	$(0.02)
(Loss) income from discontinued operations	(0.04)	(0.10)	0.51	(0.37)

Net income (loss) per common share	$0.12	$0.02	$0.67	$(0.39)

Note 22—Dividends
     For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, no cash dividends were paid.
     See Note 9 and Note 23 for a discussion of dividend restrictions imposed by the Company’s senior bank facilities.
Note 23 — Subsequent Events
Amendment to New Credit Agreement
     As of March 20, 2009, RB and the Borrowers entered into a Second Amendment to Credit Agreement with the

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
Lenders and the Agent (the “Second Amendment”).
     The following constitute the material changes to the Credit Agreement effected by the Second Amendment:
(i) RB is now a guarantor under the Credit Agreement and each other Loan Document to which a Guarantor is a party.
(ii) The commitments now consist of: (a) a $50.0 million revolving credit facility, with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility. Previously, the maximum revolving loan commitment was $75.0 million and the maximum term loan commitment was $100.0 million.
(iii) Prior to the Second Amendment, the Credit Agreement contained the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.25:1.00, with a step-up to 1.35:1.00 at June 30, 2010; (b) a maximum Total Debt to EBITDA Ratio of 3.25:1.00, with a step-down to 3.00 at June 30, 2009 and 2.75:1.00 at December 31, 2010; and (c) an annual capital expenditure limitation. Pursuant to the Second Amendment, the minimum Fixed Charge Coverage Ratio of RB and its subsidiaries is 1.20:1.00 for the first two quarters of 2009, with a step down 1.15:1.00 for the third quarter of 2009 and a step up to 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter. The maximum Total Debt to EBITDA Ratio of RB and its subsidiaries is now 4.00:1.00 for the first two quarters of 2009, with a step down to 3.75:1.00 for the third quarter of 2009, a step down to 3.50:1.00 for the fourth quarter of 2009, a step down to 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter.
(iv) The applicable interest rate margins (to be added to the applicable interest rate) under the New Credit Agreement previously ranged from 2.00% — 3.00% for LIBOR Loans and from 0.50% — 1.50% for Base Rate Loans, depending on the Total Debt to EBITDA Ratio. Pursuant to the Second Amendment, the margins now range from 2.0% — 4.25% for LIBOR Loans and from 1.0% — 3.25% for Base Rate Loans, based on a pricing grid set forth in the Second Amendment (until delivery of specified financial statements and compliance certificates with respect to the quarter ending September 30, 2009, the applicable margins will be a minimum of 4.00% for LIBOR Loans and 3.00% for Base Rate Loans).
(v) As a result of the Second Amendment, restrictions in the Credit Agreement on the activities of RB (requirement to act as a holding company, with all operations conducted through its subsidiaries) have been eliminated.
(vi) As a result of the Second Amendment, the Term Loan will be repaid in quarterly installments of $3.25 million on the last day of each fiscal quarter commencing with the quarter ended March 31, 2009 (prior thereto, the quarterly installments were in the amount of $3.6 million).
(vii) The Second Amendment added a new requirement that RB Trademark Holdco, LLC, a wholly-owned subsidiary of RB (“IP Sub”), make mandatory prepayments of 100% of any net cash proceeds of any asset sale.
(viii) The requirement that the Borrowers maintain an independent director has been eliminated.
(ix) Prior to the effectiveness of the Second Amendment, the Borrowers were not permitted (except in specified situations) to distribute cash to RB to pay RB’s overhead expenses unless: (i) before and after giving effect to such distribution, no Event of Default would exist and (ii) before and after giving effect to such distribution, Excess Revolving Loan Availability will equal or exceed $5.0 million; provided that the aggregate amount of such distributions could not exceed $3.5 million per year. Pursuant to the Second Amendment, all restrictions on the ability of the Borrowers to distribute cash to RB for the payment of RB’s overhead expenses have been eliminated; however, RB will not be permitted to pay a dividend to our shareholders unless (i) the LaJobi Earnout Consideration and the CoCaLo Additional Earnout Payments have been paid in full, (ii) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
will equal or exceed $4.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied, and (iii) the Total Debt to EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00.
     The following fees are now applicable to the New Credit Agreement: an agency fee of $35,000 per annum, a non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the New Credit Agreement, as amended.
     In connection with the Second Amendment, RB paid aggregate amendment and arrangements fees of 1.25% of the revised commitments.
     The Amended and Restated Pledge Agreement and the Amended and Restated Guaranty and Collateral Agreement, each, dated as of April 2, 2008 between RB and the Agent were further amended as of March 20, 2009, to provide, among other things, for a pledge to the Agent by RB of the membership interests in IP Sub.
     In addition, RB executed a Joinder Agreement in favor of the Agent, to add RB as a party to the Amended and Restated Guaranty and Collateral Agreement, as amended to include substantially all of the existing and future assets and properties of RB (subject to specified exceptions) as security for the satisfaction of the obligations of all the Borrowers under the Credit Agreement, as amended, and the other related loan documents.
     Financing costs associated with an amendment for revolver and term borrowings are subject to the provisions of EITF 96-19 and 98-14 to test for the change in the borrowing capacity. Based upon preliminary calculations, it is expected that the Company will record a non-cash charge to results of operations for deferred financing costs, as well as the financing costs incurred in connection with the Second Amendment in the quarter ending March 31, 2009.
Issuances of SARs
     In February 2009, a total of 450,000 SARs were issued to various employees of the Company under the terms of the EI Plan. All such SARs vest ratably over a 5-year period, beginning on the first anniversary of the date of grant. In March 2009, the Company granted 114,943 fully vested SARs to its chief executive officer in lieu of a cash bonus for 2008 pursuant to his incentive compensation arrangements with the Company.
     Effective January 30, 2009, Anthony Cappiello, previously Executive Vice President and Chief Administrative Officer and interim principal financial officer of the Company, left the employment of the Company.  Mr. Cappiello is entitled to receive substantially the payments and other benefits that would be applicable to a termination by the Company without Cause under his employment agreement with the Company. The Company will record such charge during the quarter ending March 31, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
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
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2008. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2008.
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
     Management recognizes that the Company’s internal control over financial reporting cannot prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
     The Company acquired each of LaJobi Industries, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”) (collectively, the “acquired businesses”) on April 2, 2008, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, the acquired businesses’ internal control over financial reporting associated with LaJobi and CoCaLo total assets of $57.6 million and $17.0 million, respectively, and net sales of $58.2 million and $15.8 million, respectively, included in the Company’s consolidated financial statements as of and for the year ended December 31, 2008.
     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management evaluated the effectiveness, as of December 31, 2008, of the Company’s internal control over financial reporting, excluding the acquired businesses described in the preceding paragraph. In making this evaluation, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by the Company’s independent registered public accounting firm, KPMG LLP, their report, which is included in Item 8 herein, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. KPMG also excluded the acquired businesses in their evaluation of the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
     Nowithstanding the acquisitions of LaJobi and CoCaLo and the sale of the gift business, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9A(T). CONTROLS AND PROCEDURES
     Not applicable.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
     Information required by this Item 10 under Items 401 and 405 of Regulation S-K of the Exchange Act (other than with respect to executive officers), appears under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, respectively, of the 2009 Proxy Statement, which are each incorporated herein by reference. Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Audit Committee
     The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a) 58(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Messrs. Salibello (Chair), Horowitz and Schaefer.
Audit Committee Financial Expert
     The Board of Directors has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the New York Stock Exchange.
Code of Ethics for Senior Financial Officers
     The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer and principal financial officer (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.russberrieij.com, by clicking onto the “Investor Relations” tab, and then onto the “Corporate Governance” tab, and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 1800 Valley Road, Wayne, New Jersey 07470, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.
New York Stock Exchange Certification
     The certification of the Chief Executive Officer required by Section 303A.12 (a) of the New York Stock Exchange listing standards, section 303A.12 (a), relating to the Company’s compliance with such exchange’s corporate governance listing standards, was submitted to the New York Stock Exchange on October 2, 2008.

ITEM 11. EXECUTIVE COMPENSATION
     Information required by this Item 11 under Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K of the Exchange Act appears under the caption “EXECUTIVE COMPENSATION” of the 2009 Proxy Statement, which is incorporated herein by reference thereto.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this Item 12 under Item 403 of Regulation S-K of the Exchange Act appears under the captions “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” of the 2009 Proxy Statement, which are each incorporated herein by reference thereto.
EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information, as of December 31, 2008, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Number of
securities
	Number of			remaining available
	securities to be		Weighted-average	for future issuance
	issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding
	options, warrants		options, warrants	securities reflected
	and rights		and rights	in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	1,689,379	(2)	$15.78	1,329,145 (3)
Equity compensation plans not approved by security holders	370,000	(4)(5)	$20.79	0
Total	2,059,379		$16.68	1,329,145

(1)	The plans are the Company’s Equity Incentive Plan (“EIP”), 2004 Stock Option, Restricted and Non-Restricted Stock Plan (“2004 Option Plan”), Amended and Restated 2004 Employee Stock Purchase Plan (“2004 ESPP”), 1999 Stock Option Plan for Outside Directors, 1999 Stock Option and Restricted Stock Plan (“1999 SORSP”), 1999 Stock Option Plan, and 1999 Employee Stock Purchase Plan (the preceding four plans collectively, the “1999 Plans”), and corresponding predecessor plans for 1994 (collectively, the “1994 Plans”).

(2)	Includes securities to be issued upon the exercise of stock options issued under the 2004 Option Plan, the 1999 SORSP and the 1994 SORSP and, to the extent settled in common stock, upon the exercise of stock appreciation rights issued under the EIP (such stock appreciation rights may be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion), in each case outstanding as of December 31, 2008. Note that as a result of the sale of the Company’s gift business as of December 23, 2008, this number includes an aggregate of 209,704 unexercised stock options granted under the 2004 Option Plan , the 1999 SORSP and the 1994 SORSP that were terminated as of January 22, 2009 and 1,500 stock options granted under the 2004 Option Plan that were terminated as of March 23, 2009. Does not include a total of 169,175 restricted stock grants issued under the 2004 Option Plan and a total of 13,900 restricted stock units granted under the EIP in October of 2008, which are not subject to an exercise price and may also be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion. Does not include a total of 450,000 SARs issued to employees in February of 2009 and 114,943 immediately exercisable SARs issued to our chief executive officer in March 2009.

(3)	The EIP was approved by the shareholders of the Company at the Annual Meeting of Shareholders on July 10, 2008. On such date, the EIP became effective and the 2004 Option Plan terminated. A total of 1,329,145 shares of Common Stock remained available as of December 31, 2008 that may be subject to, delivered in connection with, and/or available for awards under the EIP (which awards may be in the form of stock options, stock appreciation rights, restricted stock, stock units, non-restricted stock, dividend equivalent rights or any combination of the foregoing). Note that in connection with the grant of a stock option or other award (other than a full value award, as defined in the EIP), the number of shares of Common Stock available for issuance under the EIP will be reduced by the number of shares in respect of which such option or other-than full-value award is granted or denominated. If full value awards are granted, each full value award will reduce the total number of shares available for issuance under the EIP by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award is granted. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EIP, provided that to the extent any such expired, canceled, forfeited or otherwise terminated award (or portion thereof) was a full value award, the number of shares of Common Stock that may again be the subject of options or other awards granted under the EIP shall increase by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award was granted. The preceding sentence applies to any awards outstanding on the effective date of the EIP under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares. See footnote 2 above for a description of certain stock options that were terminated as of January 22, 2009 and March 23, 2009, respectively, in connection with the Company’s sale of its gift business after December 31, 2008, and thereby were added to the number of shares of Common Stock available for future issuance under the EIP upon such termination pursuant to the preceding two sentences). Includes a total of 450,000 SARs issued to employees in February of 2009 and 114,943 immediately exercisable SARs issued to our chief executive officer in March 2009.

No awards could be made under: (i) the 2004 Option Plan after July 10, 2008, (ii) the 1999 Plans after December 31, 2003, and (iii) the 1994 Plans after December 31, 1998. As the 2004 ESPP terminated by its terms on December 31, 2008, no securities remained available for future issuance thereunder as of such date.

On July 10, 2008, the shareholders of the Company also approved the 2009 Employee Stock Purchase Plan, which became effective as of January 1, 2009. As of such date, an aggregate of 200,000 shares of Common Stock became available for issuance under such plan.
(4)	(a)	Includes 150,000 shares issuable under stock options granted to Mr. Andrew R. Gatto outside of the 2004 Option Plan (due to grant limitations therein) in accordance with the terms of his employment agreement (the “Gatto Employment Agreement”), as a material inducement to Mr. Gatto becoming President and Chief Executive Officer of the Company. The options have an exercise price of $19.53 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 5 below, all such options became fully-vested as of December 28, 2005. As a result of the termination of Mr. Gatto’s employment as of December 3, 2007, the options remain exercisable until December 3, 2009. The options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Option Plan. The Company shall, upon and to the extent of any written request from Mr. Gatto, use reasonable efforts to assure that all shares issued upon exercise of such options are, upon issuance and delivery, (i) fully registered (at the Company’s expense) under the Securities Act of 1933, as amended, for both issuance and resale, (ii) registered or qualified (at the Company’s expense) under such state securities laws as he may reasonably request, for issuance and resale and (iii) listed on a national securities exchange or eligible for sale on the NASDAQ National Market, and that all such shares, upon issuance, shall be validly issued, fully paid and nonassessable.

	(b)	Includes 100,000 shares issuable under stock options granted to Mr. Michael Levin (the “ML Options”) outside of the 2004 Option Plan (due to grant limitations therein), in accordance with the terms of his employment agreement (the “ML Employment Agreement”), as a material inducement to Mr. Levin becoming President and Chief Executive Officer of Kids Line following its acquisition by the Company. The ML Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 5 below, all such options became fully-vested as of December 28, 2005. In general, the ML Options are exercisable for ten years from the date of grant. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line by reason of his Disability (as defined in the ML Employment Agreement), or by reason of his death, any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin’s legal representatives, estate, legatee(s) or permitted transferee(s), as applicable, for up to one (1) year after such termination or the stated term of the option, whichever period is shorter. If the employment of Mr. Levin under the ML Employment Agreement is terminated by Kids Line for Cause or by Mr. Levin without Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options will be cancelled and deemed terminated as of the date of his termination. If Mr. Levin’s employment under the ML Employment Agreement is terminated by Kids Line without Cause or by Mr. Levin with Good Reason (each as defined in the ML Employment Agreement), any outstanding unexercised portion of the ML Options may be exercised by Mr. Levin or his permitted transferee(s), as applicable, for up to six months after such termination or the stated term of the option, whichever period is shorter. The provisions set forth in the last three sentences are referred to herein as the “Termination Provisions”. The ML Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Option Plan.

(c)	Includes 100,000 shares issuable under stock options granted to Ms. Joanne Levin (the “JL Options”) outside the 2004 Option Plan (due to grant limitations therein) in accordance with the terms of her employment agreement (the “JL Employment Agreement”), as a material inducement to Ms. Levin becoming Executive Vice President of Kids Line following its acquisition by the Company. The JL Options have an exercise price of $22.21 per share. As a result of the acceleration of the vesting provisions of all Underwater Options described in footnote 5 below, all such options became fully-vested as of December 28, 2005. In general, the JL Options are exercisable for ten years from the date of grant. The JL Options are subject to the Termination Provisions. The JL Options are subject to anti-dilution and other adjustment provisions substantially similar to those set forth in the 2004 Option Plan.

(d)	Includes 20,000 shares issuable under stock options granted to Mr. Bruce G. Crain outside of the 2004 Option Plan (due to grant limitations therein) in accordance with the terms of his employment agreement (the “Crain Employment Agreement”), as material inducement to Mr. Crain becoming President and Chief Executive Officer of the Company. These options (the “Crain Options”) have an exercise price of $16.05 per share, vest ratably over a five year period commencing on December 4, 2008, and are generally exercisable until December 4, 2017. If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of the Crain Option will be cancelled, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability (as defined in the Crain Agreement), the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term. In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the Crain Option will become immediately vested to the extent that such option was scheduled to vest within three years of the date of such Change in Control, and the vesting dates of the portion of the Crain Option that was not scheduled to vest within three years of the date of such Change in Control shall be accelerated by three years. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of the Crain Option that was scheduled to vest within three years of the date of termination, and which did not vest as described above, shall become vested and exercisable on the date of such Change in Control, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.
(5)	Effective December 28, 2005, the Company amended all outstanding stock option agreements which pertain to options with exercise prices in excess of the market price for the Company’s Common Stock at the close of business on December 28, 2005 (“Underwater Options”) which had remaining vesting requirements. As a result of these amendments, all Underwater Options became fully vested and immediately exercisable at the close of business on December 28, 2005.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information required by this Item 13 under Items 404 and 407(a) of Regulation S-K of the Exchange Act appears under the captions “TRANSACTIONS WITH RELATED PERSONS”, “CORPORATE GOVERANCE—I. INDEPENDENCE DETERMINATIONS” of the 2009 Proxy Statement, which is incorporated herein by reference thereto.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this Item 14 appears under the captions “Independent Public Accountants”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2009 Proxy Statement, which are each incorporated herein by reference thereto.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Report.
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts—Years Ended December 31, 2008, 2007 and 2006
     Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.
3.	Exhibits:

(Listed by numbers corresponding to Item 601 of Regulation S-K)

2.1	Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.2	Membership Interest Purchase Agreement among Kids Line, LLC, Russ Berrie and Company, Inc. and the various sellers party hereto dated as of December 15, 2005 In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)

2.3	Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc., LaJobi Industries, Inc. and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.4	Stock Purchase Agreement, dated as of April 1, 2008, among I&J Holdco. Inc. and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request. (3)

2.5	Purchase Agreement, dated as of December 23, 2008, among Russ Berrie and Company, Inc. and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request. (4)

3.1	(a) Restated Certificate of Incorporation of the Registrant and amendment thereto.(5)

(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.(6)

3.2	Second and Amended and Restated By-Laws of the Registrant.(7)

4.1	Form of Common Stock Certificate.(8)

4.2	Amended and Restated Credit Agreement, dated as of April 2, 2008, among Russ Berrie and Company, Inc., Kids Line, LLC, Sassy, Inc., I & J Holdco, Inc., LaJobi, Inc., CoCaLo, Inc. (via a Joinder Agreement), the financial institutions party thereto or their assignees (the “Lenders”), LaSalle Bank National Association, as Administrative Agent for the Lenders and as Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. (9)

4.3	Amended and Restated Guaranty and Collateral Agreement, dated as of April 2, 2008, entered into among Kids Line, LLC, Sassy, Inc., I&J Holdco, Inc., LaJobi Inc. and CoCaLo, Inc. (via a Joinder Agreement) in favor of LaSalle Bank National Association, as Administrative Agent. (9)

4.4	First Amendment to Credit Agreement, dated as of August 13, 2008, among Kids Line, LLC, Sassy, Inc., LaJobi, Inc., I&J Holdco, Inc., CoCaLo, Inc., Russ Berrie and Company, Inc., the lenders party thereto and LaSalle Bank National Association. (10)

4.5	Second Amendment to Amended and Restated Credit Agreement, dated as of March 20, 2009, among Russ Berrie and Company, Inc., Kids Line, LLC, Sassy, Inc., I&J Holdco, Inc., LaJobi, Inc. and CoCaLo, Inc., the financial institutions party thereto or their assignees (the “Lenders”), and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders. (11)

4.6	First Amendment to Amended and Restated Pledge Agreement and Amended and Restated Guaranty and Collateral Agreement, dated as of March 20, 2009, among Russ Berrie and Company Inc., and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent. (11)

4.7	Joinder Agreement, dated as of March 20, 2009, by Russ Berrie and Company, Inc., in favor of Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent. (11)

10.1	Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Russ Berrie and Company, Inc. (12)

10.2	Lease, dated December 28, 1983, between Russell Berrie and Russ Berrie and Company, Inc.(12)

10.3	Russ Berrie and Company, Inc. 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(13)

10.4	Russ Berrie and Company, Inc. 2004 Employee Stock Purchase Plan*(13)

10.5	Amendment to and extension of lease agreement dated May 7, 2003 by and between Russ Berrie and Company, Inc. and Tri-State Realty and Investment Company(14)

10.6	Second Amendment to lease dated November 18, 2003 by and between Russ Berrie and Company, Inc. and Estate of Russell Berrie.(14)

10.7	Amendment to Russ Berrie and Company, Inc. Change In Control Severance Plan*(14)

10.8	Agreement dated as of April 9, 2004 between Russ Berrie and Company, Inc. and Andrew R. Gatto*(15)

10.9	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 100,000 shares of Common Stock*(16)

10.10	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 150,000 shares of Common Stock*(16)

10.11	Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code(17)

10.12	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (17)

10.13	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)

10.14	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and

Non-Restricted Stock Plan*(18)

10.15	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)

10.16	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Joanne Levin*(18)

10.17	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Michael Levin*(18)

10.18	Incentive Compensation Program adopted on March 11, 2005*(19)

10.19	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Russ Berrie and Company, Inc. and Mr. Anthony Cappiello*(20)

10.20	Employment Agreement dated September 26, 2005, between Russ Berrie and Company, Inc. and Marc S. Goldfarb.*(21)

10.21	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006.*(22)

10.22	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signature pages thereto.(23)

10.23	Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(24)

10.24	Employment Agreement, dated as of December 4, 2007, between the Company and Bruce G. Crain*.(25)

10.25	Bruce G. Crain Incentive Compensation Letter.* (10)

10.26	Stockholders Agreement, dated as of December 23, 2008, among Russ Berrie and Company, Inc., The Russ Companies, Inc. and Encore Investors II, Inc. (4)

10.27	License Agreement, dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (4)

10.28	Licensor Agreement, dated as of December 23, 2008, among RB Trademark Holdco, LLC, Wells Fargo Bank, National Association, and The Russ Companies, Inc. (4)

10.29	Transition Services Agreement, dated as of December 23, 2008, between Russ Berrie and Company, Inc. and The Russ Companies, Inc. (4)

10.30	Secured Promissory Note, dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc. for the benefit of Russ Berrie and Company, Inc. (4)

10.31	Guaranty, dated as of December 23, 2008, among The Encore Group, Inc., the other guarantors specified therein and Russ Berrie and Company, Inc. (4)

10.32	Subordinated Security Agreement, dated as of December 23, 2008, among The Russ Companies, Inc., The Encore Group, Inc., the other parties specified therein and Russ Berrie and Company, Inc. (4)

10.33	Intercreditor Agreement, dated as of December 23, 2008, between Russ Berrie and Company, Inc. and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc. (4)

10.34	Amended and Restated Change in Control Severance Plan*(4)

10.35	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*

10.36	Equity Incentive Plan* (26)

10.37	2009 Employee Stock Purchase Plan* (26)

10.38	Employment Agreement, dated as of March 12, 2008, between Russ Berrie and Company, Inc. and Michael Levin*

10.39	Employment Agreement, dated as of April 2, 2008, between LaJobi, Inc. and Lawrence Bivona*

10.40	Employment Agreement, dated as of April 2, 2008, between CoCaLo, Inc. and Renee Pepys Lowe*

10.41	Employment Agreement, dated as of June 25, 2008, between Sassy, Inc. and Fritz Hirsch*

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	Represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2004.

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007.

(4)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008.

(5)	Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1 filed on December 16, 1986.

(6)	Incorporated by reference to Registration Statement No. 33-51823 on Form S-8 filed on January 6, 1994.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008.

(8)	Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1 filed on March 29, 1984.

(9)	Incorporated by reference to Current Report on Form 8-K filed on April 8, 2008.

(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(11)	Incorporated by reference to Current Report on Form 8-K filed on March 23, 2009.

(12)	Incorporated by reference to Registration Statement No. 2-88797 on Form S-1 filed on February 2, 1984.

(13)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003.

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(16)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(20)	Incorporated by reference to Current Report on Form 8-K filed on August 2, 2005.

(21)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2005.

(22)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005.

(23)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on July 17, 2007.

(25)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2007.

(26)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC.
(Registrant)

March 31, 2009	By:	/s/ Guy A. Paglinco

Date		Vice President – Chief Accounting Officer and
Interim Chief Financial Officer
(Principal Financial Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce G. Crain	March 31, 2009

Bruce G. Crain, Chief Executive Officer and Director (Principle Executive Officer)	Date

/s/ Raphael Benaroya	March 31, 2009

Raphael Benaroya, Chairman and Director	Date

/s/ Mario Ciampi	March 31, 2009

Mario Ciampi, Director	Date

/s/ Frederick J. Horowitz	March 31, 2009

Frederick J. Horowitz, Director	Date

/s/ Lauren Krueger	March 31, 2009

Lauren Krueger, Director	Date

/s/ Salvatore Salibello	March 31, 2009

Salvatore Salibello, Director	Date

/s/ John Schaefer	March 31, 2009

John Schaefer, Director	Date

/s/ Michael Zimmerman	March 31, 2009

Michael Zimmerman, Director	Date

Exhibit Index

Exhibit
Numbers
10.35	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and above)*

10.38	Employment agreement, dated as of March 12, 2008, between Russ Berrie and Company, Inc and Michael Levin*

10.39	Employment agreement, dated as of April 2, 2008, between LaJobi, Inc. and Lawrence Bivona*

10.40	Employment agreement, dated as of April 2, 2008, between CoCaLo, Inc. and Renee Pepys Lowe*

10.41	Employment agreement, dated as of April 2, 2008, between Sassy, Inc. and Fritz Hirsch*

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	Represent management contracts or compensatory plans or arrangements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at				Balance
	Beginning	Charged to		Sale of Gift	at End
Description	of Period	Expenses	Deductions*	Business (a)	of Period
Allowance for accounts receivable:
Year ended December 31, 2006	$3,116	$8,927	$9,178	$—	$2,865
Year ended December 31, 2007	2,865	11,420	9,555	—	4,730
Year ended December 31, 2008	4,730	$16,238	14,639	2,044	4,285

Allowance for inventory:
Year ended December 31, 2006	$11,151	$3,425	$6,326	$—	$8,250
Year ended December 31, 2007	8,250	5,533	7,473	—	6,310
Year ended December 31, 2008	6,310	1,933	20	5,739	2,484

*	Principally account write-offs and allowance for accounts receivable

a)	- Reflects the sale of the Gift business.