Form 10-K/A
period 2008-12-31
RUSS BERRIE & CO INC
filed 2009-04-30
CIK 739878

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
In its Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Filing”), Russ Berrie and Company, Inc. (the “Company”) provided certain of the information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders, pursuant to General Instruction G to Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely (i) to timely provide such Part III information, (ii) to add new “check the box” text to the cover page, (iii) to add Item 9B to Part II thereof, (iv) to add Exhibit 10.42 and Exhibit 23.2, (v) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”, (vi) to correct certain inadvertent errors in Item 8 of Part II of the Original Filing (described below) and (vii) to re-file, without modification, Item 9A of Part II of the Original Filing as a result of the issuance of Exhibit 23.2. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), each Item of the Original Filing that is affected by this Amendment No. 1 has been amended and restated in its entirety. All other Items of the Original Filing are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2008 and does not reflect any subsequent information or events.
The errors described in clause (vi) of the preceding paragraph consist of the following:
•	In Note 3 of the Notes to Consolidated Financial Statements, under the section captioned “LaJobi”, the estimate of the amount of goodwill and intangible assets expected to be deductible for tax purposes referred to in the first sentence following the table of the final allocation of the purchase price should be $44.2 million, instead of $43.7 million;

•	In Note 3 of the Notes to Consolidated Financial Statements, under the section captioned “Pro Forma Information (Unaudited)”, under each of the line items captioned “Basic (loss) income per share” and “Diluted (loss) income per share” for the year ended December 31, 2007, the amount with respect to “Continuing operations” should be $0.43, instead of $0.31, and the amount with respect to “Discontinued operations” should be ($0.01), instead of $0.11;

•	In Note 4 of the Notes to Consolidated Financial Statements, under the caption “Condensed Financial Information”, with respect to the year ended December 31, 2007, the amount under “Provision (benefit) for income taxes” should read ($1,183), instead of ($3,665), and the amount under “Income (loss) from discontinued operations” should read ($187) instead of $2,316;

•	In Note 12 of the Notes to Consolidated Financial Statements, in the table setting forth the reconciliation of the provision (benefit) for income taxes on continuing operations for the year ended December 31, 2008, the amount with respect to the item captioned “Other, net” should read ($1,003) instead of ($1,033);

•	In Note 21 of the Notes to Consolidated Financial Statements, the amount of impairments to goodwill and intangibles referenced in the first sentence of the second paragraph should be $140.6 million, instead of $140.9 million; and in the immediately following table, in each case with respect to the quarter ended December 31, 2008, the amount with respect to “Income (loss) from discontinued operations” should read $1,496, instead of ($1,496), the amount with respect to “Income (loss) from continuing operations” in each of “Basic Earnings per Common Share” and “Diluted Earnings per Common Share” should be ($5.16) instead of ($5.20), and the amount with respect to “Net income (loss) per common share” in each of “Basic Earnings per Common Share” and “Diluted Earnings per Common Share” should be ($5.09) instead of ($5.13);

•	In Schedule II, a new footnote “(b)” has been added to clarify that the 2008 charges to expense relate to continuing operations.
As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.
PART II

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

          The aggregate amount of goodwill and intangible assets expected to be deductible for tax purposes is estimated to be $44.2 million. Goodwill of $9.4 million was originally allocated to the Company’s infant and juvenile segment for the Business. As part of its annual impairment testing of goodwill and intangible assets on December 31, 2008, however, the Company determined its goodwill and certain indefinite-life intangible assets were impaired. See Note 5 for detail with respect to this impairment charge.
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

	(Unaudited)
	Year Ended December 31,
	2008	2007
Net sales	$251,696	$236,536
Net (loss) income	$(110,906)	$8,882

Basic (loss) income per share:
Continuing operations	$(4.63)	$0.43
Discontinued operations	(0.57)	(0.01)

	$(5.20)	$0.42

Diluted (loss) income per share:
Continuing operations	$(4.63)	$0.43
Discontinued operations	(0.57)	(0.01)

	$(5.20)	$0.42

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
Condensed Financial Information
Condensed results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Sales	$124,035	$168,107	$147,669
Loss before income taxes	$(17,268)	$(1,370)	$(28,067)
Gain on sale	$905	—	—
Provision (benefit) for income taxes	$(4,147)	$(1,183)	$(4,565)
Income (loss) from discontinued operations	$(12,216)	$(187)	$(23,502)

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
     A reconciliation of the provision (benefit) for income taxes on continuing operations with amounts computed at the statutory Federal rate of 35% is shown below (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income tax provision (benefit) at U.S. Federal statutory rate	$(44,930)	$4,628	$8,550
State income tax, net of Federal tax benefit	(2,533)	655	1,122
Foreign rate differences	160	101	(31)
Change in valuation allowance affecting income tax expense	19,275	—	(33)
Other, net	(1,003)	(1,257)	755

	$(29,031)	$4,127	$10,363

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
     The quarter ended December 31, 2008 includes impairments to goodwill and intangibles of $140.6 million. The quarter ended December 31, 2007 includes a $6.4 million impairment of the MAM Agreement. The quarter ended September 30, 2007 includes a $3.6 million impairment of the MAM Agreement.

	For Quarters Ended
2008	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$41,612	$62,231	$69,803	$55,548
Gross profit	15,155	20,203	22,830	11,214
Income (loss) from continuing operations	3,160	2,627	5,991	(111,118)
Income (loss) from discontinued operations	(1,160)	(14,766)	2,214	1,496
Net income (loss)	$2,000	$(12,139)	$8,205	$(109,622)
Basic Earnings per Common Share:
Income (loss) from continuing operations	$0.15	$0.12	$0.29	$(5.16)
Income (loss) from discontinued operations	(0.06)	(0.69)	0.10	0.07

Net income (loss) per common share	$0.09	$(0.57)	$0.39	$(5.09)

Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.15	$0.12	$0.29	$(5.16)
Income (loss) from discontinued operations	(0.06)	(0.69)	0.10	0.07

Net income (loss) per common share	$0.09	$(0.57)	$0.39	$(5.09)

	For Quarters Ended
2007	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$38,682	$36,871	$45,171	$42,342
Gross profit	14,877	14,064	13,742	9,022
Income (loss) from continuing operations	3,351	2,524	3,595	(375)
Loss from discontinued operations	(805)	(2,159)	10,712	(7,935)
Net (loss) income	$2,546	$365	$14,307	$(8,310)
Basic Earnings per Common Share:
Income (loss) from continuing operations	$0.16	$0.12	$0.17	$(0.02)
Income (loss) from discontinued operations	(0.04)	(0.10)	0.51	(0.37)

Net income (loss) per common share	$0.12	$0.02	$0.68	$(0.39)

Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.16	$0.12	$0.16	$(0.02)
(Loss) income from discontinued operations	(0.04)	(0.10)	0.51	(0.37)

Net income (loss) per common share	$0.12	$0.02	$0.67	$(0.39)

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at				Balance
	Beginning	Charged to		Sale of Gift	at End
Description	of Period	Expenses	Deductions*	Business (a)	of Period
Allowance for accounts receivable:
Year ended December 31, 2006	$3,116	$8,927	$9,178	$—	$2,865
Year ended December 31, 2007	2,865	11,420	9,555	—	4,730
Year ended December 31, 2008	4,730	$16,238	14,639	2,044	4,285

Allowance for inventory:
Year ended December 31, 2006	$11,151	$3,425	$6,326	$—	$8,250
Year ended December 31, 2007	8,250	5,533	7,473	—	6,310
Year ended December 31, 2008	6,310	1,933	20	5,739	2,484

*	Principally account write-offs and allowance for accounts receivable

a)	- Reflects the sale of the Gift business.

b)	- 2008 charge to expenses relates to continuing operations.

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

ITEM 9B OTHER INFORMATION
Modifications to the IC Program
In recognition of the current economic environment, and in order to more closely align potential incentive compensation award amounts with overall corporate performance, the Committee has amended its IC Program for 2009 as described in detail in the section captioned “Modifications to the IC Program” in the Compensation Discussion and Analysis set forth below. See also “Operation of the 2008 IC Program” in the Compensation Discussion and Analysis set forth below for a description of other elements of the IC Program that were not modified for 2009.
The following tables set forth information with respect to potential awards for 2009 under the corporate component and the individual goals and objectives component of the modified IC Program for the named executive officers (other than Mr. Cappiello, whose employment with the Company ended January 30, 2009).
Corporate Component

			Potential
	Participant	App.	Award for	Potential Award	Potential Award
NEO	Group	%	Min. Target	for Target	for Max. Target

Bruce G. Crain	Corporate	75%	$61,875	$309,375	$536,250

Marc S. Goldfarb	Corporate	50%	$24,450	$122,250	$183,375

Fritz Hirsch	Sassy	50%	$29,250	$146,250	$219,375

Michael Levin	Kids Line	75%	$60,000	$300,000	$520,000
Individual Goals and Objectives Component*

				Potential
			Potential	Award for
			Award for Less	Between 80%		Potential
			than 80% of	and 90% of	Potential	Award for
			Corporate	Corporate	Award for	Max.
	Participant		Target	Target	Target	Target
NEO	Group	App. %	(A)	(B)	(C)	(D)

Bruce G. Crain	Corporate	75%	$0	$25,781	$103,125	$178,750

Marc S. Goldfarb	Corporate	50%	$0	$10,188	$40,750	$61,125

Fritz Hirsch	Sassy	50%	$0	$12,188	$48,750	$73,125

Michael Levin	Kids Line	75%	n/a	n/a	n/a	n/a

*	With respect to individual goals and objectives, participants will in 2009 have the opportunity to earn between 0% and 150% of the Part B Amount, subject to the following. Eligibility for any potential earnings under this component for all participants will be forfeited if 80% of the Target for the corporate component of the relevant participant group is not achieved; for performance of between 80% and 90% of Target for the corporate component of the relevant participant group, participants will be entitled to earn up to a maximum of 25% of the Part B Amount; and amounts between 100% and 150% of the Part B Amount are reserved for superior performance, or for exemplary performance on special initiatives beyond the participant’s daily responsibilities in the event in excess of 90% of the Target for the corporate component of the relevant participant group is achieved. For purposes of the table above, we have assumed that in: column “(A)”, 80% of the Target for the corporate component of the relevant participant group is not achieved; in column "(B)”, 90% of the Target for the corporate component of the relevant participant group has been achieved and 25% of the Part B Amount has been achieved; in column “(C)”, more than 90% of the Target for the corporate component of the relevant participant group has been achieved and 100% of the Part B Amount has been achieved; and in column “(D)”, more than 90% of the Target for the corporate component of the relevant participant group has been achieved and 150% of the Part B Amount has been achieved.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of the Original Filing.
DIRECTORS
As of August 9, 2006, investment entities and accounts managed and advised by Prentice Capital Management, L.P. (“Prentice”) purchased 4,399,733 shares of the Common Stock of the Company from The Russell Berrie Foundation (the “Foundation”), pursuant to a share purchase agreement with the Foundation. Also as of August 9, 2006, D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”) purchased 4,399,733 shares of Common Stock from the Foundation pursuant to a share purchase agreement with the Foundation. The total of 8,799,466 shares of Common Stock purchased by the Prentice entities and accounts and Laminar as described above (collectively, the “Purchases”), represent approximately 41% of the Company’s outstanding shares of Common Stock. The Company was not a party to either share purchase agreement nor did it receive any of the proceeds from the Purchases.

In connection with the Purchases, as of August 10, 2006, the Company entered into an Investors’ Rights Agreement (as amended, the “IRA”), with Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, S.A.C. Capital Associates, LLC, PEC I, LLC, Prentice Special Opportunities Master, L.P. and Prentice Special Opportunities, LP (collectively, the “Prentice Buyers”) and Laminar. Pursuant to the IRA, and subject to the limitations set forth therein, the Company has generally agreed, among other things, to nominate for election with respect to all stockholders meetings or consents concerning the election of members of the Board of Directors of the Company (the “Board”), two persons designated by Prentice (“Prentice Directors”), and two persons designated by Laminar (“Laminar Directors”), provided, that the number of Prentice Directors and Laminar Directors shall be decreased as set forth in the IRA if the number of shares of Common Stock held by Prentice or Laminar, as applicable, decreases to specified levels set forth therein; and provided further, that at any time that Prentice shall have the right to designate more than one Prentice Director, at least one of such designees shall be an Independent Director, and at any time that Laminar shall have the right to designate more than one Laminar Director, at least one of such designees shall be an Independent Director (defined generally as (i) “independent” for purposes of the governance rules of the New York Stock Exchange and (ii) “independent” under such rules if Prentice and Laminar were the listed company with respect to which independence is being determined). The Company has waived the requirement set forth in clause (ii) above for each of Laminar and Prentice. Messrs. Zimmerman and Ciampi are the current Prentice Directors; and Ms. Krueger and Mr. Schaefer are the current Laminar Directors.
The information set forth below concerning the current directors of the Company has been furnished by them to the Company. Age and other information is as of April 25, 2009.

		Director	Principal Occupation;
Name	Age	Since	Other Public Directorships*
Raphael Benaroya(4)	61	1993	Since April 22, 2009, Mr. Benaroya has been retained to perform an expanded role as Chairman of the Board. Since April 1, 2008, Mr. Benaroya has been acting as a consultant for D. E. Shaw & Co., L.P. (“DES”), which is an affiliate and investment advisor of Laminar, a private investment fund, relating to certain of Laminar’s portfolio companies (6). Prior thereto, Mr. Benaroya was Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., which operates a chain of retail specialty stores, from 1989 until its sale in October 2007 to Redcats USA, a division of PPR, a French public company, and continued as President and Chief Executive Officer thereafter until March 2008. Mr. Benaroya is also Managing Director of American Licensing Group, L.P., a company specializing in consumer goods’ brand name licensing, and a member of the Board of Managers of Biltmore Capital, a privately-held financial company which invests in secured debt.
Mario Ciampi(1)(2)	48	2007	Mr. Ciampi is currently a partner of Prentice (6), a New York-based private investment firm. From October 2004 to May 2006, he served as President of Disney Store—North America, a division of The Children’s Place Retail Stores, Inc., a specialty retailer of children’s merchandise. From 1996 to September 2004, he served in various capacities for The Children’s Place, most recently as Senior Vice President—Operations. Mr. Ciampi was elected to the Board of the Company at the 2007 Annual Meeting of Shareholders. Mr. Ciampi is also a member of the Board of Directors of Bluefly, Inc., an Internet retailer of discounted designer apparel and accessories, and home products and accessories.

		Director	Principal Occupation;
Name	Age	Since	Other Public Directorships*
Bruce G. Crain(4)	48	2007	As of December 4, 2007, Mr. Crain became President and Chief Executive Officer of the Company. Also as of such date, pursuant to his employment agreement with the Company, Mr. Crain was duly elected to the Board (5). Since March 2007 until his appointment as President and CEO, Mr. Crain had provided consulting services to the Company, DES and Prentice. Previously, Mr. Crain served in various executive capacities for Blyth, Inc., a NYSE-listed multi-channel designer and marketer of home decor and gift products, from 1997 to September 2006, including Senior Vice President (Corporate) from 2002 to 2006, a member of the Chairman’s Office Executive Committee from 2004 to 2006, Group President of the worldwide Wholesale Group segment from 2004 to 2006, President of the Home Fragrance Group from 2002 to 2004 and President of the European Affiliate Group from 1999 to 2001.
Frederick J. Horowitz(1)(3)	45	2006	Since 2001, Mr. Horowitz has been the Chairman and CEO of A.P. Deauville, a value brand personal care company. Mr. Horowitz was elected to the Board of the Company on June 29, 2006.
Lauren Krueger(1)(4)	34	2006	Ms. Krueger joined the D. E. Shaw group in 2003, and since 2006, has served as a vice president in D. E. Shaw group’s credit-related opportunities unit, and a vice president of D. E. Shaw & Co., L.P., which is an affiliate and investment advisor of Laminar (6). Ms. Krueger was an associate in the restructuring group at Lazard Freres & Co. LLC, an investment bank, from 2002 to 2003. Ms. Krueger was elected to the Board of the Company on October 5, 2006. Ms. Krueger also served (until September 2008) as a director of The Parent Company, a commerce (toys, baby products and electronics), content and new media company for growing families, which is controlled by Laminar and ceased operations in 2009.
Salvatore M. Salibello(2)(3)	63	2006	Mr. Salibello founded Salibello & Broder LLP, a certified public accounting firm, in 1978, and is currently the firm’s managing partner. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Salibello currently sits on the Board of Directors of three closed-end mutual funds (Gabelli Dividend and Income Trust Fund, Gabelli Global Utility and Income Trust, and Gabelli Global Gold Nat’l Rest. Inc. Trust). Mr. Salibello was elected to the Board of the Company on June 29, 2006.

		Director	Principal Occupation;
Name	Age	Since	Other Public Directorships*
John Schaefer(2)(3)	50	2008	From April 2007 to the present, Mr. Schaefer has been the owner and Managing Director of Lightning Management, LLC, an executive management services firm. From February 1998 through April 2007, Mr. Schaefer held various positions, including that of President and Chief Executive Officer (April 2005 — April 2007), President, Chief Operating Officer, Chief Financial Officer and Director (July 2004 to April 2005), and Chief Financial Officer (April 2001 — July 2004), with Cornerstone Brands, Inc., a family of catalog companies for the home, leisure and casual apparel, including Ballard Designs, Frontgate, Garnet Hill, Improvements, and Smith+Noble. Mr. Schaefer was also a director of The Parent Company (see above) from September 2007 until January 2009. Mr. Schaefer became a member of the Board of the Company on February 14, 2008.
Michael Zimmerman(4)	39	2006	Mr. Zimmerman founded Prentice (6) in May 2005 and has been its Chief Executive Officer since its inception. Prior thereto, he managed investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based hedge fund, from 2002-2005. Mr. Zimmerman also serves as a director of The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items. Mr. Zimmerman was elected to the Board of the Company on October 5, 2006.

(1)	Member of Compensation Committee of the Board.

(2)	Member of Nominating/Governance Committee of the Board.

(3)	Member of Audit Committee of the Board.

(4)	Member of the Executive Committee of the Board. Mr. Crain is an ex officio member of this committee.

(5)	In accordance with the employment agreement between the Company and Mr. Crain, Mr. Crain may terminate his employment with the Company for “good reason” for any failure to nominate him as a member of the Board during his employment under such agreement.

(6)	See “Security Ownership of Certain Beneficial Owners” table herein.

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
Based solely on its review of the copies of such Section 16(a) forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2008, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with on a timely basis except that John Schaefer, a member of the Company’s Board of Directors (the “Board”), filed a late Form 4 on April 21, 2009 with respect to the grant of 15,000 options to him on July 10, 2008.
Audit Committee
The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a)58(A) of Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Messrs. Salibello (Chair), Horowitz and Schaefer.
Audit Committee Financial Expert
The Board has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the New York Stock Exchange.
Code of Ethics for Senior Financial Officers
The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer and principal financial officer (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.russberrieij.com, by clicking onto the words “Investor Relations” on the main menu, then clicking onto the words “Corporate Governance” on the next screen and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 1800 Valley Road, Wayne, New Jersey 07470, Attention: Secretary. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.

New York Stock Exchange Certification
The certification of the Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange listing standards, section 303A.12(a), relating to the Company’s compliance with such exchange’s corporate governance listing standards, was submitted to the New York Stock Exchange on October 2, 2008.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The “Committee” as used in this section refers to the Compensation Committee of the Board. “Named executive officers” or “NEOs” refer to the individuals set forth in the Summary Compensation table below, and the “CEO” refers to Bruce G. Crain, our President and Chief Executive Officer.
COMPENSATION PHILOSOPHY AND OVERVIEW
We feel that the overall compensation levels of our executives (including our NEOs) should be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, however, we believe that compensation should be set at responsible levels, reflecting our continued focus on improving sales and margins, controlling costs and creating value for our shareholders. At the core of our compensation philosophy is our belief that compensation should be linked to performance. We believe that offering a competitive total compensation package to executives that incorporates a reward-for-performance philosophy helps achieve these objectives. As a result, a significant portion of the compensation of our executive officers is based upon achievement of corporate objectives and individual performance goals. We also believe that total compensation and accountability should generally increase with position and responsibility. Consistent with this view, opportunities under our incentive compensation program typically represent an increasing portion of total compensation as position and responsibility increase, as individuals with greater responsibility have greater ability to influence the Company’s achievement of targeted results and strategic initiatives. Similarly, equity-based awards generally represent a higher portion of total compensation for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation. Although grants of stock appreciation rights (“SARs”) and restricted stock units (RSUs) were made to specified officers in our infant and juvenile businesses, as well as to our Chief Accounting Officer (now interim CFO) in October of 2008, as a result of the factors described below, no equity awards were made to the NEOs in 2008 other than to our CEO on January 4, 2008, pursuant to the terms of his employment agreement. See “Equity Awards” below.
ELEMENTS OF 2008 EXECUTIVE COMPENSATION
The material elements of our 2008 executive compensation program were: (i) base salary; (ii) annual cash incentive compensation; and (iii) equity awards. As a result of the participation of the NEOs (other than Mr. Crain, whose equity awards were the result of the commencement of his employment with the Company) in the grant by the Company of stock options and restricted stock to specified executives on December 27, 2007, equity grants were not made to the NEOs in 2008, other than to Mr. Crain, on January 4, 2008, pursuant to the terms of his employment agreement. However, the Committee did grant SARs and RSUs in October of 2008 to specified officers who did not participate in such 2007 grants (See “Equity Awards” below). The NEOs (other than Mr. Cappiello, who left the employment of the Company as of January 30, 2009) were awarded SARs in February of 2009.
Although we fine-tune our compensation programs as conditions change, we believe it is important to maintain consistency in our compensation philosophy and approach. We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price, particularly in periods of severe economic stress such as the one we are currently experiencing. Management and the Committee are aware of the impact the current economic crisis has had on our stock price, but the Committee intends to continue to reward management performance based on its belief that over time strong operating performance will be reflected through stock price appreciation. Despite the foregoing, however, we believe that it may be appropriate for certain components of compensation to decline during periods of economic stress, reduced earnings and significantly lower stock prices. As a result: (i) the Committee significantly reduced the size of our 2008 average incentive compensation awards from 2007 (50% of potential individual goals and objectives awards were forfeited by all participants in accordance with the terms of the IC Program as a result of our failure to achieve a specified level of corporate performance), including by utilizing its discretion to further reduce individual goals and objectives awards for the NEOs; (ii) the Committee and our CEO agreed that in lieu of the cash amount deemed earned by Mr. Crain with respect to his incentive compensation arrangements for 2008, which amount was reduced by the Committee in light of Company performance and overall economic conditions, he would accept a grant of 114,943 immediately vested SARs, which were issued in March of 2009; (iii) base salaries were not increased in 2009 (at least for the first half of the year, at which time such determination may be reevaluated); (iv) the Company temporarily suspended its matching contributions under its 401(k) plan (at least for the first half of the year, at which time such determination may be reevaluated); and (v) with respect to our executive incentive compensation program for 2009, higher minimum corporate performance will need to be achieved to trigger entitlement to any award, a greater portion of potential awards will be geared towards corporate performance, and specified levels of corporate performance will need to be achieved in order to be eligible for specified award levels based on individual performance (See “Modifications to the IC Program for 2009” below).
WHY WE CHOOSE TO PAY EACH ELEMENT
We provide cash compensation in the form of base salary and annual incentive compensation. The objective of base salary is to provide current compensation that reflects job responsibilities, value to the Company and individual performance, while maintaining market competitiveness.
The objective of cash incentive compensation is to assure that a significant portion of total compensation is based on a reward of superior performance with respect to specific objectives, initiatives and strategic goals. The opportunity for a more significant award increases when both the Company or a specific operating group and the executive achieve high levels of performance. Commencing in 2005, we initiated our Incentive Compensation Program for specified employees (the “IC Program”). The IC Program in 2008 provided designated employees of the Company and its subsidiaries with an opportunity to earn substantial cash remuneration beyond their base salary based on: (i) the attainment of specified operating objectives by the Company (or specified divisions thereof); and (ii) fulfillment of specified individual goals and objectives established for specified participants. The objectives of the IC Program are to, among other things: (1) more closely align participants’ interests with those of shareholders; (2) reward participants for contributing to the short and long-term growth of the business; (3) provide participants with a more meaningful role in the attainment of maximum compensation levels; (4) provide a competitive platform for compensation vis-à-vis the marketplace; and (5) serve as a recruitment and retention tool. Incentive compensation awards under the IC Program are based on specified percentages of base salary. The determination of such percentages is discussed below, and with respect to our named executive officers in 2008, ranged from a maximum potential payment of approximately 75% to 130% of base salary in the event that the maximum targets and the highest level of individual objectives and initiatives were achieved. See “Operation of the 2008 IC Program” below for a detailed discussion of potential and actual cash incentive compensation awarded to the NEOs in 2008. Note that as a result of the sale of the Company’s gift business as of December 23, 2008, individuals who operated in our gift business prior to such sale were ineligible for bonuses under the IC Program during 2008.
Equity awards are used to provide our executives with upside opportunity with the improvement of the Company’s stock price and to provide incentives for retention, as such awards vest over time. In addition, we feel that stock option and SAR awards align the interests of our executives with those of our shareholders, support the Company’s pay-for-performance philosophy (e.g., all the value received by the recipient from a stock option or SAR is based on the growth of the stock price above the exercise price, and correspondingly, the recipient is both incentivized to perform in a manner designed to increase shareholder value and exposed to the risk of the effect of negative performance on the Company’s stock price), foster employee stock ownership, and focus the management team on increasing value for the shareholders. As a result, a substantial portion of most equity awards takes the form of stock options or SARs. In addition, stock options and SARs help to provide a balance to the Company’s overall compensation program, as the IC Program focuses on the achievement of annual performance targets, objectives and initiatives, whereas the vesting period of stock options and SARs generally encourages executive retention and creates incentive for increases in shareholder value over a longer term. We use restricted stock or RSU awards to help align the interests of executives with those of the stockholders, foster employee stock ownership, contribute to the focus of the management team on increasing value for the stockholders, and encourage executive retention (through a multi-year vesting period). Restricted stock or RSU awards typically also result in less share dilution than a comparable amount (in terms of value) or options or SARs. Note, however, that although equity grants were made to specified executives in 2008, no such awards were made to NEOs in 2008 other than to our CEO in accordance with the provisions of his employment agreement. See “Equity Awards” below. Equity awards were made to NEOs (other than Mr. Cappiello) in February of 2009.

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
The particular amount of each element of our executives’ compensation (including that of the NEOs) for a particular year is determined by or with the approval of the Committee, which uses the following “considerations”, among others, in making such determinations: (i) the performance of the Company or the relevant operational group; (ii) the results of an annual executive assessment for each executive for the previous year; (iii) the anticipated difficulty of achieving stated goals and objectives in the coming year; (iv) the value of each executive’s unique skills and capabilities to support long-term performance of the Company; (v) the contribution of each executive as a member of the executive management team; (vi) the scope and relative complexity of the individual’s responsibilities; (vii) competitive market and industry information, including periodic reports on performance versus a peer group of companies; (viii) the recommendations of our compensation consultant, if any; (ix) the contributions of such executive beyond his or her immediate area of responsibility; and (x) internal pay equity. Certain of these considerations are given greater weight depending on the element of compensation under consideration, as is discussed with respect to each element below.
Although we do not put a premium on “benchmarking,” the Committee engaged James F. Reda and Associates, LLC (“REDA”) in 2007 to provide information and assist in the establishment of the overall compensation package for the Company’s NEOs and certain other key executives for 2007 and 2008. REDA was instructed to prepare an analysis of the cash compensation, short-term and long-term incentive compensation of such executives at peer companies comparable in size and industry to ours. The peer companies used in this analysis were: Blyth, Inc., Boyds Collection Ltd., Build-A-Bear Workshop, Inc., CSS Industries, Inc., Enesco Group, Inc., Lenox Group, Inc., Libbey Inc., Lifetime Brands, Inc., RC2 Corp., Vermont Teddy Bear Co., Inc., and Yankee Candle Co., Inc. These particular companies were chosen because they were in similar or related businesses or were similar in size to us at the time of REDA’s engagement (which was prior to the sale of our gift business). In connection with the preparation of such analysis, REDA spoke with members of the Committee, certain of our executive officers and other employees in our human resources and legal department to obtain historical data and insight into previous compensation practices. At the direction of the Committee, REDA also reviewed briefing materials prepared by management and advised the Committee on matters included in the materials, including the consistency of proposals with its compensation philosophy and comparisons to programs at the companies discussed above and comparisons to other broad-based market surveys. The Committee took REDA’s recommendations into consideration when setting executive compensation for fiscal 2008, although REDA’s recommendations constituted only one of the many factors considered by the Committee in its overall determination (discussed elsewhere herein). In addition, the Committee did not attempt to maintain a specific target percentile with respect to a specific list of benchmark companies, but instead used the analysis of peer group companies discussed above to determinate whether the Company’s compensation programs are generally competitive with that of others in similar industries. See “BENCHMARKING” below. The Committee also engaged REDA in 2009 to provide information with respect to equity compensation grants for 2009. REDA was instructed to prepare an analysis of recent trends with respect to long-term incentive compensation of executives in light of the recent downturn in equity markets. In particular, the Committee was concerned that, as a result of the decline in the Company’s stock price and the resultant decrease in the per share Black-Scholes value of share-based grants, equity compensation targeted to be consistent with prior grants to the Company’s executives (in terms of value) would result in significantly greater dilution to the Company’s stockholders. The Committee took REDA’s recommendations into consideration when determining the size of the February 2009 SAR grants. Based in part on the results of REDA’s analysis, such awards were similar to prior awards in terms of the number of shares underlying the grants, although the value associated with such grants was substantially less than in prior years.

In addition to the foregoing, in making decisions with respect to any element of an executive’s compensation, the Committee considers the total compensation that may be awarded to such individual. The goal of the Committee is to set aggregate compensation levels that are reasonable, when all elements of potential compensation are considered. To aid in this analysis, the Committee uses tally sheets for each executive officer detailing such officer’s base salary, annual cash incentive award opportunity and payout, equity-based compensation, perquisites and other benefits. The tally sheets also show holdings of the Company’s Common Stock by such executive, as well as amounts payable upon termination of employment under various circumstances, including: (i) normal and early retirement; (ii) death and disability; (iii) voluntary termination; (iv) involuntary (not for cause) termination; (v) termination for cause; and (vi) termination following a change in control. The 2008 tally sheet amounts differ from the amounts set forth in the Summary Compensation Table because, among other things: (i) base salary reflects current amounts, whereas the Summary Compensation Table reflects the base salary amount during the entire year (base salaries may have increased during the year); (ii) annual incentive cash compensation amounts include potential awards, while the Summary Compensation Table reflects the actual amount earned in 2008; and (iii) annual equity awards are valued at full grant date value instead of the amount required to be included in the Summary Compensation Table. The Committee uses these tally sheets to estimate the total annual compensation of our executives, to review, in one place, how a change in the amount of each compensation component affects each NEO’s total compensation, and to provide perspective on payouts under a range of termination scenarios.
As a general matter, if the Committee determines that the wealth accumulation of a particular executive and/or the potential payout resulting from the termination of his or her employment is excessive and/or unjustified, unless limited by contract, the Committee may use its discretion to adjust one or more elements of compensation for such executive. The Committee did not determine that any downward adjustments were required with respect to any NEO compensation packages or elements for 2008 as a result of wealth accumulation. However, see “ELEMENTS OF 2008 EXECUTIVE COMPENSATION” above for steps implemented in 2008 and 2009 in reaction to the current economic environment, reduced earnings and significantly lower stock prices.
In general, we choose base salaries that are competitive relative to similar positions at companies of comparable size, including at companies in our industry, in order to provide us with the ability to attract, retain and motivate employees with a proven record of performance. However, we do not “benchmark” base salaries (see “BENCHMARKING” below). Amounts attainable under our IC Program are meant to assure that a significant portion of total compensation is based on a reward of superior performance with respect to specific objectives, initiatives and strategic goals. Our general policy for allocating between long-term and currently paid compensation is to establish adequate base compensation to attract and retain personnel, while providing sufficient incentives to maximize long-term value for our shareholders. As discussed above, the Company weights compensation for the executives with more responsibility (including the NEOs) more toward variable, performance-based compensation elements than for less senior employees.

Based on the Summary Compensation Table below, 2008 compensation for the NEOs was allocated as follows:

Base Salary	57.0%

Short-Term Incentives:	13.1%

Long-Term Incentives*	25.7%

Other	4.2%

*	Reflects the amount recognized for financial statement reporting purposes for 2008 in accordance with FAS 123(R) with respect to issuances of equity awards to the individuals in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Represent amounts recognized from issuances in 2007 and, for Mr. Crain only, also includes amounts recognized with respect to 100,000 stock options issued in January 2008 pursuant to his employment agreement.
ONGOING PROCESS
Evaluation of executive performance and consideration of our business environment are year-round processes which culminate in the annual executive assessments discussed above. In addition to the involvement of the Committee in the determination of performance targets and objectives, meetings of the Committee or the full Board over the course of the year include reviews of financial reports on year-to-date performance versus budgeted performance and prior year performance, review of information on each executive’s stock ownership and equity award holdings and estimated grant-date values of equity awards and review of tally sheets setting forth the total compensation of the named executive officers.
ROLE OF MANAGEMENT
Senior management plays an important role in our executive compensation decision-making process, due to its direct involvement in and knowledge of the business goals, strategies, experiences and performance of the Company and its various operational units. With respect to our executive incentive compensation program (which is described in detail below), the Committee engages in active discussions with the CEO concerning: (i) who should participate in the program and at what levels; (ii) which performance metrics should be used in connection with different operational groups; and (iii) the determination of performance targets, as well as individual goals and initiatives for the coming year, where applicable, and whether and to what extent criteria for the previous year have been achieved. The CEO is advised by the other senior executives of the Company in recommending and determining the achievement of individual goals and initiatives for those executives that do not report directly to him. With respect to equity grants, the CEO makes recommendations to the Committee as to appropriate grant levels for executives. In making these recommendations, the CEO is advised by the other senior executives with respect to those executives that do not report directly to him. The Committee reviews the appropriateness of the recommendations of the CEO with respect to the foregoing and accepts or adjusts such recommendations in light of the “considerations” applicable to the relevant element of compensation (discussed with respect to each element below). In addition, the senior executives of the Company are involved in the compensation-setting process through: (i) their evaluation of employee performance used in connection with the annual executive assessments; and (ii) their recommendations to the CEO and/or Committee with respect to base salary adjustments. Senior executives also prepare meeting information for the Committee upon request.

ANALYSIS OF DECISIONS WITH RESPECT TO OUR 2008 COMPENSATION PROGRAM
Base Salaries
A minimum base salary for our CEO and Messrs. Cappiello and Levin was determined by each of their respective employment agreements. See the section captioned “Employment Agreements and Arrangements” following the Summary Compensation Table for a description of the material terms and considerations with respect to such employment agreements. The Committee annually reviews and approves base salary adjustments for the named executive officers as part of the annual executive assessments, and at the time of any promotion or other change in responsibilities. In this context, the Committee does not rely on predetermined formulas or a limited set of criteria, however, the following “considerations” factor most heavily in the determination of base salary adjustments: (i) the results of the executive assessment for such executive for the previous year; (ii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iii) competitive market and industry information, including a review of national and regional compensation surveys with respect to base salary increases for the year; (iv) the nature and responsibility of the executive’s position; (v) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent and services; (vi) the recommendations of our compensation consultant, if any, (vii) general economic conditions; and (viii) the consumer price index increase for the applicable geographic region for the applicable year. In recognition of economic conditions prevailing during 2008, and our ongoing focus on cost-containment measures, increases of approximately 3.2% (or approximately a 20% discount to average increases provided to similarly situated executives, according to a composite of various broad-based surveys) were made to the base salaries of our NEOs for 2008 (other than Messrs. Crain and Levin, whose base salaries were determined by their respective employment agreements). See the “Summary Compensation Table” below for base salaries of our named executive officers during 2008. With respect to 2009, base salaries for virtually all executives (and all NEOs) were not increased from 2008, at least for the first half of 2009, at which time such determination may be reevaluated.
2008 Cash Incentive Compensation
The IC Program was in effect for 2008 and will be in effect for 2009 (modified as described below). All named executive officers participate in the IC Program. As Mr. Cappiello left the employment of the Company prior to the payment of amounts under the IC Program for 2008, he did not receive any amounts with respect thereto, other than amounts guaranteed pursuant to his employment agreement and paid quarterly in advance. As: (i) this amount was not tied to any performance measure; and (ii) Mr. Cappiello was not entitled to any payments in respect of the IC Program for 2008 resulting from the timing of his departure from the employment of the Company, this amount has been classified as a bonus. See “Employment Contracts and Arrangements” below.
Operation of the 2008 IC Program
General
Subject to certain specified exclusions set forth in the IC Program, participants consist of senior employees who work in specified operational groups of either the Company or its subsidiaries selected on an annual basis by the CEO in his sole discretion in consultation with the heads of business units and certain senior executives of his choice, in each case as approved by the Committee. Participants generally have the rank of vice president (or its functional equivalent at certain subsidiaries) or above, but titles are not determinative. The operational groups in 2008 consisted of: (i) corporate participants; (ii) Sassy participants; (iii) Kids Line participants; (iv) LaJobi participants; (v) CoCaLo participants; and (vi) gift participants. As a result of the sale of the Company’s gift business as of December 23, 2008, however, former gift participants did not receive any payments pursuant to the IC Program with respect to 2008.
Participants are eligible to participate in the IC Program at specified levels (expressed as a percentage of annual base salary). The percentage for each participant (such participant’s “Applicable Percentage”) was recommended for 2008 by Mr. Crain and approved by the Committee (in certain cases, including Messrs. Crain and Levin, the Applicable Percentage was determined pursuant to the relevant employment agreement). We believe the levels chosen are appropriate to ensure that a significant portion of all of our executives’ total compensation is contingent upon the achievement of specified corporate objectives, as well as individual performance goals.

Towards that end, the Applicable Percentages of all participants in the IC Program range from 20% to 75% of base salary. Unless a specified percentage is set forth in an employment agreement, approval of a participant’s Applicable Percentage is based primarily on the following “considerations”: (i) the results of the annual executive assessment for such executive for the previous year; (ii) the anticipated difficulty of achieving stated goals and objectives in the coming year; (iii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iv) the contribution of such executive as a member of the executive management team; (v) the contributions of such executive beyond his immediate area of responsibility; and (vi) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent. NEOs, as a result of their higher responsibility levels and greater ability to impact Company performance, generally have Applicable Percentages in excess of those of less senior executives. During 2008, the Applicable Percentage and participant group for each named executive officer was as set forth in the table in paragraph (b) below.
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
With respect to the 2008 IC Program, potential incentive compensation for most participants was comprised of two separate components: a corporate performance component and an individual goals and objectives component (however, Mr. Levin’s incentive compensation is based solely on corporate performance pursuant to the terms of his employment agreement). Basing a portion of awards on individual goals and objectives allows the Committee to play a more proactive role in identifying performance objectives beyond purely financial measures, including, for example, exceptional performance of an individual’s functional responsibilities as well as leadership, innovations, creativity, collaboration, growth initiatives and other activities that are critical to driving long-term value for shareholders. Each component may entitle a participant to earn a specified percentage of the IC Factor, as described below.
Establishing Corporate Objectives and Calculating the Corporate Component
Corporate objectives for each operational group consist of three separate levels of achievement (“Targets”) with respect to one or several specified measures of operating performance each year, such as operating income, EBITDA, etc. (the “Chosen Metric”). Both the Chosen Metric and the Targets required are recommended by the CEO on an annual basis and approved by the Committee. The Chosen Metric for all participant groups during 2008 (and until such time as it is changed) was EBITDA (either consolidated or that of a specified operating group, as applicable), which is defined for this purpose as net income before net interest expense, provision for income taxes, depreciation, amortization and other non-cash, special or non-recurring charges (as determined by the Company). The Committee believes EBITDA to be an appropriate metric by which to measure performance because it is a measure of cash flow that provides the flexibility needed to adjust for special circumstances that affect the Company from time to time and therefore provides an opportunity to measure performance from different periods in a more consistent manner. There is no requirement that the Targets be based on or refer to budgeted levels of operating performance, or to any other plan or projection with respect to the Company’s business, although the Targets are typically based on budgets for the relevant year. Targets are calculated to include a reserve to fund IC payments. We have not disclosed target levels for the corporate component of the IC Program because we believe such disclosure will cause competitive harm to the Company with regard to various short-term business strategies and goals. The Targets for 2008 with respect to continuing operations were set at amounts that exceeded 2007 results.
The Targets are based on consolidated Company performance for corporate participants. Targets for the corporate component for Sassy, Kids Line, LaJobi and CoCaLo participants are based on their respective EBITDAs. Targets with respect to the corporate component for gift participants (prior to the sale of the gift business as of December 23, 2008) were based on specified gift EBITDA.

For most participants (and all NEOs other than Mr. Levin) during 2008, 50% of such participant’s IC Factor was designated the “Part A Amount”. The Targets consisted of the following: (i) a specified minimum level of achievement in the Chosen Metric (the “Minimum Target”) required to earn an amount equal to 20% of a participant’s Part A Amount; (ii) a specified level of achievement in the Chosen Metric in excess of the Minimum Target (the “Target”) required to earn an amount equal to 100% of a participant’s Part A Amount; and (iii) a specified level of achievement in the Chosen Metric in excess of the Target (the “Maximum Target”) required to earn an amount equal to 200% of a Participant’s Part A Amount (or 100% of the IC Factor)(for Mr. Crain, achievement of the Maximum Target would entitle him to an amount equal to 65% of his annual base salary, or 173.3% of his Part A Amount). In general, the Minimum Target rewards achievement of a significant percentage of budgeted performance targets (80% of Target in 2008). Achievement of the Target generally represents a slight “stretch”, representing how the Company would perform if it achieved budgeted amounts, recognizing that the budgets are generally set at slightly optimistic levels, whereas the Maximum Target is designed to be a true “stretch” goal for the Company or the relevant operational group (ranging from approximately 115% to 120% of Target in 2008). From 2005 (the first year that the IC Program was in effect) through 2008, with respect to the corporate objectives, we achieved performance as follows: (i) for 2005, gift and Sassy participants did not achieve the Minimum Target and Kids Line participants reached the Target; (ii) for 2006, corporate and Kids Line participants achieved results in excess of the Target, worldwide gift participants reached the Minimum Target but not the Target, and Sassy participants did not reach the Minimum Target; (iii) for 2007, corporate participants and the two specified international gift participants reached the Minimum Target but not the Target, all other gift and Kids Line participants reached the Target, and Sassy participants did not reach the Minimum Target; and (iv) for 2008, all participant groups other than LaJobi did not reach the Minimum Target (Lajobi achieved approximately 105% of Target). The Maximum Target was not achieved by any participant group in any of these years. Generally, the Company seeks to maintain the relative difficulty of achieving the target levels from year to year. As a result of the elimination of the individual goals and objectives for Mr. Levin in 2008, he was eligible to earn 15% of his base salary in the event of achievement of the Minimum Target, 75% of his base salary in the event of achievement of the Target, and 130% of his base salary in the event of achievement of the Maximum Target.
Amounts earned for achievement of results between (i) the Minimum Target and the Target and (ii) the Target and the Maximum Target, are in each case determined by a straight-line interpolation. No amounts are paid for achievement of results in excess of the Maximum Target. No amounts are paid for achievement of results below the Minimum Target. The Chosen Metric may change from year to year, different measurements may be used for different operating groups within the same year, and the Targets are expected to change each year. In determining whether any of the Targets were achieved for the year, the Committee may exercise its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events reported in the Company’s public filings that it believes were not driven by the current performance or that otherwise had a distorting positive or negative impact relative to the performance of our executives. To the extent appropriate, the CEO or a participant’s direct supervisor, as applicable, also considers the nature and impact of unusual or extraordinary events in the context of ascertaining whether and to what extent the individual goals and objectives discussed below have been achieved. No such discretion was applied with respect to the NEOs in 2008, and as the Minimum Target was not achieved by corporate, Kids Line or Sassy participants, no amounts were awarded to NEOs in respect of this component of the IC Program for 2008.

The following table sets forth information with respect to potential and actual awards under the corporate performance component of the IC Program for the named executive officers during 2008:

			Potential	Potential
			Award	Award	Potential		% of
	Participant	App.	for Min.	for	Award for	Amt.	Base
NEO	Group	%	Target	Target	Max Target	Awarded	Salary

Bruce G. Crain	Corporate	75%	$41,250	$206,250	$357,500	$0	0%

Anthony Cappiello(1)(2)	Corporate	50%	$17,650	$88,250	$176,500	$0	0%

Marc S. Goldfarb(2)	Corporate	50%	$16,300	$81,500	$163,000	$0	0%

Fritz Hirsch	Sassy	50%	$19,550	$97,750	$195,500	$0	0%

Michael Levin	Kids Line	75%	$71,250	$356,250	$617,500	$0	0%

(1)	Mr. Cappiello was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2008. As a result, with the exception of $65,000 of his potential IC bonus, which was guaranteed and paid on a quarterly basis throughout 2008 pursuant to the terms of his employment arrangement (and which guaranteed amount is not allocated between corporate and individual objectives), Mr. Cappiello was not entitled to and did not receive any payment thereunder. As: (i) this amount was not tied to any performance measure; and (ii) Mr. Cappiello was not entitled to any payments in respect of the IC Program for 2008 resulting from the timing of his departure from the employment of the Company, this amount has been classified as a bonus and not as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(2)	Excludes an additional $140,000 awarded by the Committee under the Transaction Bonus Plan (described under “Other Elements of Compensation and Related Benefits” below) to each of Messrs. Goldfarb and Cappiello based on each of their substantial efforts with respect to the consummation of the sale of the Company’s gift business during 2008. Note that this bonus is reported for each of Messrs. Goldfarb and Cappiello in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Calculating the Individual Goals and Objectives Component
The individual goals and objectives for each participant for each year are determined by the CEO in his sole discretion in the event that the CEO is the participant’s direct supervisor or, in the event that the CEO is not the direct supervisor of the participant, by the CEO in consultation with the participant’s direct supervisor (and by the Committee with respect to Mr. Crain), and may be modified mid-year. The individual goals and objectives are based primarily upon individual performance and activities within each participant’s primary areas of responsibility that the Company wishes to incentivize.
Each participant’s individual goals and objectives are evaluated by the participant’s direct supervisor, who recommends in his/her sole discretion whether and to what extent such goals and objectives have been achieved and what, if any, percentage of the IC Factor has been earned, as approved by the Committee. Subject to the forfeiture provision discussed below, each participant (other than Mr. Levin) could have earned between 0% and 50% of such participant’s IC Factor with respect to this component. Not all goals and objectives are given equal weight in such determination. The individual goals and objectives are intended to be difficult to achieve, representing exemplary performance in areas within and outside of each participant’s daily activities. The particular payout level awarded, if any, in each case will depend on the assessment of the applicable supervisor and the Committee as to the degree of achievement attained, and will account for the difficulty of the particular goal, the scope of responsibility of the applicable individual and the complexity of the required tasks. Mr. Crain’s individual goals and objectives are discussed under “2008 Incentive Compensation for Mr. Crain” below.

Eligibility for 50% of the potential earnings under the individual goals and objectives component for all participants to whom this component relates (other than Mr. Crain) is forfeited if the relevant Minimum Target (for the corporate performance component) is not reached. This provision was added because, although the Company rewards superior individual behavior apart from corporate performance, it was deemed inappropriate to award individuals the maximum potential payout under this component of the IC Program in the event that a minimum level of corporate performance for the year was not achieved. As the Minimum Target was not reached in 2008 for any participant group other than LaJobi, this forfeiture provision was triggered for all participants other than LaJobi participants (including all NEOs) during 2008.
The following table sets forth information with respect to potential and actual awards under the individual goals and objectives portion of the IC Program for NEOs participating in the IC Program (other than Mr. Levin, whose IC Award potential for 2008 did not include an individual goals component):

		% of IC		% of
	Max. Amt.	Factor	Amt.	Base
NEO	Obtainable	Earned (1)	Awarded (1)	Salary

Bruce G. Crain	$206,250	48.5%	$100,000	18.2%

Anthony Cappiello (2)	$88,250	0%	$0	N/A

Marc S. Goldfarb	$81,500	36.8%	$30,000	9.2%

Fritz Hirsch	$97,750	0%	$0	N/A

(1)	Amounts deemed earned by the NEOs were reduced by the Committee in 2008 based upon Company performance and prevailing economic conditions. In addition, in lieu of a cash payment of such reduced amount to Mr. Crain, he was issued 114,943 immediately exercisable SARs in March of 2009.

(2)	Mr. Cappiello was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2008. As a result, with the exception of $65,000 of his potential IC bonus, which was guaranteed and paid on a quarterly basis throughout 2008 pursuant to the terms of his employment arrangement (and which guaranteed amount is not allocated between corporate and individual objectives), Mr. Cappiello was not entitled to and did not receive any payment thereunder. As: (i) this amount was not tied to any performance measure; and (ii) Mr. Cappiello was not entitled to any payments in respect of the IC Program for 2008 resulting from the timing of his departure from the employment of the Company, this amount has been classified as a bonus and not as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.
See the Summary Compensation Table for total amounts of incentive compensation earned by the named executive officers under the IC Program and otherwise during 2008.
Modifications to the IC Program for 2009
In recognition of the current economic environment, and in order to more closely align potential incentive compensation award amounts with overall corporate performance, the Committee has amended its IC Program for 2009 as follows:
• For all participant groups during 2009, 75% of such participant’s IC Factor will be designated the “Part A Amount” for purposes of determining the portion of a participant’s potential IC Award to be based on the achievement of corporate objectives; and 25% of such participant’s IC Factor will be designated the “Part B Amount” for purposes of determining the portion of a participant’s potential IC Award to be based on individual goals and objectives (previously, 50% of a participant’s IC Factor constituted the Part A Amount and 50% of a participant’s IC Factor constituted the Part B Amount).

• The Minimum Target (below which no Part A Amount is earned) will be 90% of Target (previously it was 80% of Target); and the Maximum Target will be 115% of Target (previously it was between approximately 115% and 120% of Target), the achievement of which will result in a payment of 150% of a participant’s Part A Amount (previously achievement of the Maximum Target would have resulted in a payment of 200% of a participant’s Part A Amount).
• With respect to individual goals and objectives, participants will now have the opportunity to earn between 0% and 150% of the Part B Amount (previously, participants were limited to earning a maximum of 100% of the Part B Amount), with amounts between 100% and 150% of the Part B Amount reserved for superior performance, or for exemplary performance on special initiatives beyond the participant’s daily responsibilities; provided, however, that: (i) eligibility for any potential earnings under this component for all participants will be forfeited if 80% of the Target for the corporate component of the relevant participant group is not achieved (previously, 50% of the potential Part B Amount was forfeited if such Target was not achieved); and (ii) for performance of between 80% and 90% of Target for the corporate component of the relevant participant group, participants will be entitled to earn up to a maximum of 25% of the Part B Amount (previously, participants were entitled to earn up to 100% of the Part B Amount for corporate performance in excess of 80% of Target and up to 50% of the Part B Amount for corporate performance below 80% of Target).
2008 Incentive Compensation for Mr. Crain
In accordance with the employment arrangement between Mr. Crain and the Company, Mr. Crain is eligible for an annual cash incentive compensation opportunity in an amount not less than 75% of his base salary at target and 130% at maximum. Mr. Crain’s performance goals in respect of such incentive compensation opportunity, which are established by the Committee annually in consultation with Mr. Crain, will not be established at levels that are more difficult to achieve than for other bonus participants who have identical performance measures.
For 2008, the Compensation Committee determined that 50% of Mr. Crain’s incentive compensation opportunity for 2008 would be based upon achievement by the Company of specified consolidated EBITDA levels equivalent to those pertaining to corporate participants under the IC Program, and 50% would be based on achievement in three distinct categories of personal goals.
With respect to Mr. Crain’s corporate performance goals: (i) achievement of the Minimum Target would entitle Mr. Crain to earn an amount equal to 7.5% of his annual base salary; (ii) achievement of the Target would entitle Mr. Crain to earn an amount equal to 37.5% of his annual base salary; and (iii) achievement of the Maximum Target would entitle Mr. Crain to earn an amount equal to 65% of his annual base salary (or 20%, 100% and 173.3% of his Part A Amount, respectively). Other elements generally applicable to the corporate component of the IC Program are also applicable to Mr. Crain.
With respect to Mr. Crain’s personal goals, three different categories (each with a target and a maximum level of achievement) were created as follows: (i) structural/integration goals, which would entitle Mr. Crain to receive 18.75% of his annual base salary at the target level and 32.5% of annual base salary at the maximum level of achievement; (ii) organizational goals, which would entitle Mr. Crain to receive 9.375% of annual base salary at the target level and 16.25% of annual base salary at the maximum level of achievement, and (iii) strategic goals, which would entitle Mr. Crain to receive 9.375% of annual base salary at the target level and 16.25% of annual base salary at the maximum level of achievement. The Committee determined in its sole discretion Mr. Crain’s level of achievement of each of these personal goals during 2008. The particular payout level awarded, if any, in each case depended on the assessment of the Committee as to the degree of achievement attained, and accounted for the difficulty and complexity of the particular goal. No bonus would be payable for a particular category if the Committee determined that the target level of achievement for that category had not been achieved, and no amounts would be payable in excess of the maximum incentive compensation opportunity for that category. Failure to achieve the Minimum Target or any category of the three personal goals targets would not, however, preclude incentive compensation from being paid if targets for other categories are achieved. Although the Committee determined that Mr. Crain had largely achieved his personal goals, it exercised its discretion and reduced the amount awarded to Mr. Crain (and to the other NEOs) due to overall Company performance during 2008 and current economic conditions. In addition, the Committee and Mr. Crain agreed that in lieu of the reduced amount awarded, he would accept a grant of 114,943 immediately vested SARs, which were issued to him in March of 2009.

Potential amounts payable to Mr. Crain with respect to his incentive compensation program for 2008 were as follows:

	Target		Maximum

EBITDA	$206,250.00	*	$357,500

Structural/Integration	$103,125.00		$178,750

Organizational	$51,562.50		$89,375

Strategic	$51,562.50		$89,375

*	Achievement of the Minimum Target would have entitled Mr. Crain to a payment of $41,250. See “Employment Contracts and Arrangements” below.
Mr. Crain’s IC Program for 2009 will be subject to the same amendments as other participants.
Equity Awards
The specific amount of an equity grant to an executive depends on the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the individual’s historic and recent performance, the value of equity awards in relation to other elements of total compensation, as well as the performance of the Company or the relevant operational group. Other than the Severance Policy and the 401K plans maintained by the Company and each of its subsidiaries (each discussed below), and similar plans for certain foreign subsidiaries until the sale of the gift business, we do not maintain any supplemental retirement plans for executives or other executive programs that reward tenure. We consider that equity awards and the resulting stock ownership are our method of providing for a substantial part of an executive’s retirement and wealth creation. Since equity awards are our primary contribution to an executive’s potential long-term wealth creation, we determine the size of the grants with that consideration in mind. We intend that our executives will share in the creation of value in the Company but will not have substantial guaranteed benefits at termination if value has not been created for stockholders.
As a result of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers and key employees, the Committee determined that it is desirable to utilize forms of equity awards in addition to stock options and restricted stock. As a result, the Committee granted SARs and RSUs to specified executives in October of 2008, who did not participate in the 2007 Grants discussed below. Of the total grants made in October of 2008, 25% of each award was in the form of RSUs and 75% of the award was SARs. The Company granted SARs because such instruments provide greater flexibility to the Company than options, as SARs may be settled in cash, stock or a combination of both, and were unavailable to the Company prior to the approval of its Equity Incentive Plan in July of 2008. The Company elected to include RSUs as a portion of the grants because such grants create less dilution to shareholders (fewer RSUs as compared to stock options or SARs need to be granted to achieve a specified value), retain their incentive characteristics regardless of movements in the price of the stock and are increasingly becoming a standard part of comprehensive equity awards at other companies with whom the Company may compete for talented executives. Such awards also provide flexibility similar to SARs. In making this determination, the Committee relied in part on the report of REDA, which recommended the award numbers eventually granted (using the 25%/75% split). The Committee felt that the amounts awarded represented a significant and appropriate level of long-term compensation for 2008 in light of the other elements of the 2008 executive compensation program. The specific percentages utilized were determined using a combination of factors, including market comparables provided by REDA, and the scope of each individual’s responsibilities and performance throughout the year.

As a result of the participation of the NEOs (other than Mr. Crain, whose equity awards were the result of the commencement of his employment with the Company) in the grant by the Company of stock options and restricted stock to specified executives on December 27, 2007 (the “2007 Grants”), equity grants were not made to the NEOs in 2008, other than to Mr. Crain, on January 4, 2008, pursuant to the terms of his employment agreement. In February of 2009, the NEOs other than Mr. Cappiello (whose employment previously terminated) received a grant of SARs.
See the “Outstanding Awards at Fiscal Year End” table and accompanying footnotes below for a description of the material terms and amounts of outstanding equity held as of December 31, 2008 by the named executive officers.
OTHER ELEMENTS OF COMPENSATION AND RELATED BENEFITS
Perquisites
We limit the perquisites that we make available to our executive officers. Executives are entitled to few benefits that are not otherwise available to all of our employees. The perquisites provided to executives other than the CEO (whose perquisites are described in the section captioned “Employment Agreements and Arrangements” below) during 2008 included a car allowance and no more than one week extra annual vacation time. The Company and its subsidiaries currently maintain separate health insurance plans, which are the same for all employees within a particular company. See the Summary Compensation Table below for a description of the perquisites provided to the CEO and the other named executive officers during 2008.
40l(k) Plan
The Company and each of its subsidiaries offer eligible employees the opportunity to participate in a retirement plan (the “401(k) Plans”) that is based on employees’ pretax salary deferrals with the Company and all but one of its subsidiaries providing matching contributions pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, LaJobi and Sassy match a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributes 3% (9% for Mr. Levin) of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). See the section captioned “Termination of Employment and Change in Control Arrangements” below for a more detailed description of the 401(k) Plans. See the Summary Compensation Table for amounts contributed by the Company to the named executive officers under the 401(k) Plans during 2008. The objective of these programs is to help provide financial security into retirement, and to reward and motivate tenure and recruit and retain talent in a competitive market. In light of current economic conditions, the Company temporarily suspended its matching contributions under its 401(k) plan (at least for the first half of 2009, at which time such determination may be reevaluated).
Employee Stock Purchase Plan
Under the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP”), eligible employees, including the NEOs, are provided the opportunity to purchase the Company’s common stock at the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. We feel that offering the opportunity to purchase our stock at a discount to our employees (including our executives) encourages the alignment of their interests with those of our stockholders. “Options” are granted to participants as of the first trading day of each calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the plan by authorizing a payroll deduction of up to 10% (in whole percentages) of his or her compensation. No participant shall have the right to purchase Company common stock under this plan that has a fair market value in excess of $25,000 in any plan year. If an employee does not elect to exercise his or her “option”, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her “option” expires. The ESPP expired by its terms as of December 31, 2008, and was succeeded by the 2009 Employee Stock Purchase Plan, a substantially similar plan for fiscal 2009 through 2013.

Transaction Bonus Plan
In April 2007, the Committee approved a bonus plan providing for the payment of cash bonuses to specified key executives of the Company upon the consummation of certain corporate transactions (as amended, the “Bonus Plan”), in order to motivate the most senior management of the Company to remain with the Company despite the uncertainty and dislocation that may arise out of certain significant corporate transactions not governed by the Company’s change in control plan, and to help eliminate from any decision-making process potential distractions caused by concerns over personal financial and employment security. In recognition of the significant contributions of Messrs. Goldfarb and Cappiello with respect to the Company’s achievement of the consummation of the sale of the gift business in December 2008, each of these individuals was awarded a transaction bonus under the Bonus Plan of $140,000.
POST-TERMINATION BENEFITS
Change-in-Control Plan (terminated as of February 24, 2009)
As is more fully described in the section captioned “Termination of Employment and Change in Control Arrangements” below, participants in the Company’s change in control plan during 2008 would have been entitled to specified benefits in the event of defined terminations in connection with a change in control. Under this plan, a change in control would have been generally deemed to have occurred: (A) where any person or group, other than specified individuals and entities, becomes the beneficial owner of 25% or more of the voting power of the Company; (B) as a result of specified events, a defined group of directors (including certain newly-elected directors) ceases to be a majority of the Board; (C) consummation of specified business combinations, sales of assets or recapitalizations or similar transactions involving the Company; or (D) approval by the shareholders of a plan of liquidation or dissolution of the Company. We adopted this plan because we deemed it reasonable to provide this benefit in order to help ensure the cooperation and continuity of management should any of the aforementioned events occur, and to help eliminate from any decision-making process potential distractions caused by concerns over personal financial and employment security. The elements of the change in control definition were chosen to cover a diverse range of circumstances where either the ownership or leadership of the Company changed to a degree sufficient in our view to warrant the provision of protections to participants whose employment was terminated by the Company in order to encourage participants to continue their employment through a change in control to ensure a smooth transition when and if required. See the “Potential Payments Upon Termination or Change in Control” table and subsequent narrative below for a description of the potential amounts payable pursuant to this plan to our named executive officers (other than the CEO, who is not a participant in this plan) under specified assumptions. However, as a result of the Board’s determination that this method of compensation was no longer warranted in the current environment, this plan was terminated as of February 24, 2009.
Severance Policy
The Company’s severance policy, applicable generally to employees who are domestic vice presidents or above and who are designated as participants in the plan by the Committee (other than the CEO, who is not a participant in this plan), described in further detail in the section captioned “Termination of Employment and Change in Control Arrangements” below, generally provides that in the event of a termination by the Company without cause, participants will be granted specified severance benefits. In addition, effective March 30, 2007, the severance policy specifies that in the event that the employment of eligible vice presidents is terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated individual will be extended by an additional 4 months up to a maximum severance period of 12 months, and in the event that a participant is due payments and benefits under both the Severance Policy and the Change in Control Plan (while it remained in existence, as such plan was subsequently terminated), such participant would have received the greater of the benefits and payments, determined on an item-by-item basis. This trigger was deemed appropriate to provide a limited degree of income protection to our executives in the event of a termination of employment by the Company other than for cause. We feel that the amounts provided pursuant to this plan are appropriately based on years of service and are reasonable in the context of our total compensation program. See the “Potential Payments Upon Termination or Change in Control” table and subsequent narrative below for a description of the potential amounts payable pursuant to this plan as of the end of 2008 to participating named executive officers under specified assumptions.

CEO COMPENSATION
Mr. Crain
In determining the various components of Mr. Crain’s compensation package at the time of the commencement of his employment, the Committee reviewed a variety of factors it deemed appropriate, including, but not limited to, Mr. Crain’s prior responsibilities and experience, most current compensation, scope of the position, completion of the “Special Considerations for 2006” described in the 2007 Proxy Statement, the current operational position of the Company, the recommendations of REDA as well as the Company’s then-current challenges and future plans. As a result of this analysis and negotiations between Mr. Crain and the Company, as of December 4, 2007, the Company entered into an employment agreement with Mr. Crain as President and Chief Executive Officer of the Company, at an annual base salary of $550,000 (which salary cannot be decreased during the term of his agreement). See “Internal Pay Equity” below.
In addition, pursuant to his employment agreement, and as further inducement to his joining the Company, the Company made specified equity grants to Mr. Crain, and agreed to provide Mr. Crain with specified incentive compensation opportunities and perquisites. See the section captioned “Employment Agreements and Arrangements” for a description of the material provisions of Mr. Crain’s employment agreement, including incentive compensation, equity grants, perquisites and post-termination benefits. See the Summary Compensation Table for a description of the elements of Mr. Crain’s compensation during 2008.
OTHER COMPENSATION POLICIES AND CONSIDERATIONS
Periodic Review
We periodically review each element of our compensation program described above to ensure that each such element continues to meet our stated objectives.
Internal Pay Equity
We believe that internal equity is one factor of many to be considered in establishing compensation for our executives. We have not established a policy regarding the ratio of total compensation of the CEO to that of the other executive officers, but do review compensation levels to ensure that appropriate equity exists. The difference between the Chief Executive Officer’s compensation and that of the other named executive officers reflects the significant difference in their relative responsibilities. The CEO’s responsibilities for management and oversight of all functions of an enterprise are significantly higher than those of other executive officers. As a result, the market pay level for our CEO is substantially higher than the market pay for other officer positions. We intend to continue to review internal compensation equity and may consider the adoption of a formal policy in the future if we deem such a policy to be appropriate.
Timing of Stock Option (and Other Equity) Grants
Our practices with respect to equity grants include the following:
(i) except for inducement awards to new executives, we plan stock option and other equity grant dates in advance of any actual grant (regarding usual grants, the timing of each grant is determined at least several weeks in advance to coincide with a scheduled meeting of the Board and the Committee);
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
(v) the exercise price with respect to grants of stock options and SARs is the market closing price of the underlying common stock on the grant date;
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
ACCOUNTING CONSIDERATIONS
The Committee considers the accounting and cash flow implications of various forms of executive compensation. In its consolidated financial statements, the Company records salaries and performance-based compensation in the amount paid or to be paid to the named executive officers. Accounting rules also require the Company to record an expense in its financial statements for equity awards, even though equity awards are not paid as cash to employees and may not vest or be earned by such employees. The accounting expense of equity awards to employees is calculated in accordance with Statement of Financial Accounting Standards No. 123R, “Share-based Payments” (“SFAS No. 123R”). Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the fair value of the award. The Committee believes that the many advantages of equity compensation, as discussed above, more than compensate for the associated non-cash accounting expense required by SFAS No. 123R; however, the Committee considers the amount of this expense in determining the amount of equity compensation awards.
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
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on such review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in its Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company.
Russ Berrie and Company, Inc. Compensation Committee
Frederick Horowitz, Lauren Krueger and Mario Ciampi
April 24, 2009

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2008, the following were members of the Compensation Committee: Messrs. Horowitz and Ciampi and Ms. Krueger. Mr. Ciampi, a partner of Prentice, is a Prentice Director, and Ms. Krueger, an executive officer of an affiliate of Laminar, is a Laminar Director. None of the foregoing individuals is or ever has been an officer or employee of the Company or any of its subsidiaries, and no “compensation committee interlocks” existed during 2008.
D. E. Shaw & Co., L.P. (“DES”), an affiliate and investment advisor of Laminar (which owns approximately 20.5% of the Company’s Common Stock) owns a majority equity interest in FAO Schwarz (“FAO”), a customer of the Company’s gift business prior to its sale as of December 23, 2008, with purchases of approximately $929,000 during the year ended December 31, 2008. Ms. Krueger, a director of the Company and a Laminar designee to the Company’s Board, is a vice president of DES and a director of FAO.
Summary Compensation Table
The following table sets forth compensation for the year ended December 31, 2008 awarded to, earned by, paid to or accrued for the benefit of the principal executive officer of the Company, the former interim principal financial officer of the Company, and the three most highly compensated executive officers of the Company during 2008 other than the foregoing, who were serving as executive officers on December 31, 2008 (collectively, the “named executive officers”, or the “NEOs”).

							Non-Equity
					Stock	Option	Incentive Plan		All other
Name and Principal		Salary		Bonus	Awards	Awards	Compensation		Compensation	Total
Position	Year	($) (1)		($) (3)	($)(4)	($)(5)	($)(6)		($)(7)	($)
Bruce Crain (A)	2008	550,000		n/a	327,624	220,531	100,000	(8)	22,409	1,220,564
President and CEO	2007	432,198	(2)	n/a	24,295	13,290	n/a		27,728	497,511
	2006	n/a		n/a	n/a	n/a	n/a		n/a	n/a

Anthony Cappiello (B)	2008	352,221		65,000	13,081	35,137	140,000		54,753	660,192
EVP, CAO; interim	2007	341,300		100,000	143	385	116,905		47,057	605,790
principal financial officer	2006	325,000		n/a	n/a	n/a	163,000		50,461	538,461

Marc S. Goldfarb	2008	325,080		n/a	12,074	32,505	170,000		24,073	563,732
SVP and General Counsel	2007	315,000		75,000	132	356	107,896		20,402	518,786
	2006	281,385		n/a	n/a	n/a	120,400		19,149	420,934

Fritz Hirsch President — Sassy (C)	2008	390,000		n/a	15,428	41,586	n/a		40,239	487,253

Michael Levin President and CEO — Kids Line (C)	2008	451,924		n/a	188,760	146,373	n/a		35,860	822,917

(A)	Mr. Crain became President and Chief Executive Officer of the Company as of December 4, 2007.

(B)	Mr. Cappiello assumed the role of principal financial officer on an interim basis effective November 13, 2007. Mr. Cappiello left the employment of the Company as of January 30, 2009.

(C)	Compensation for Mr. Hirsch and Mr. Levin is provided for 2008 only, as neither of them was a named executive officer prior thereto.

(1)	Messrs. Crain, Cappiello and Goldfarb each participated in the 2004 ESPP during 2008. In connection therewith, each authorized payroll deductions equal to an aggregate of $21,250 for such year in accordance with the terms of the 2004 ESPP, and each purchased an aggregate of 8,432 shares of Common Stock pursuant thereto as of December 31, 2008. Mr. Cappiello also participated in the 2004 ESPP during each of 2007 and 2006. In connection therewith, he authorized payroll deductions equal to an aggregate of $21,250 for each such year in accordance with the terms of the 2004 ESPP, and purchased an aggregate of 1,629 shares of Common Stock pursuant thereto as of December 31, 2007 and 2,192 shares of Common Stock as of December 29, 2006. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2004 ESPP.

(2)	Prior to his employment as President and Chief Executive Officer of the Company, Mr. Crain had provided consulting services to the Company since March 2007 for consideration of $45,833.33 per month ($396,236 in the aggregate). Such consulting arrangement was terminated as of December 4, 2007.

(3)	With respect to Mr. Cappiello in 2008, represents the portion of his potential incentive compensation award (to be paid on a quarterly basis) that is guaranteed pursuant to the terms of his employment agreement with the Company. As: (i) this amount was not tied to any performance measure; and (ii) Mr. Cappiello was not entitled to any payments in respect of the IC Program for 2008 resulting from the timing of his departure from the employment of the Company, this amount has been classified as a bonus. With respect to Messrs. Cappiello and Goldfarb in 2007, represents $75,000 awarded at the discretion of the Committee to each of them based on such individuals’ substantial efforts in achieving the Company’s goals with respect to the ongoing restructuring efforts in the Company’s gift segment. In addition, as Mr. Cappiello assumed the position of interim principal financial officer upon the retirement of Mr. O’Reardon as of November 13, 2007, he received a special one-time bonus of $25,000 in connection therewith.

(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the years shown in accordance with FAS 123(R) with respect to issuances of restricted stock to the individuals in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Amounts for 2008 represent amounts recognized from issuances in 2007. Assumptions used in determining the FAS 123(R) values for 2008 and 2007 can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2008 (the “2008 10-K”) and December 31, 2007 (the “2007 10-K”), respectively, in footnote 17 to the Notes to Consolidated Financial Statements. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No restricted stock or RSUs were awarded to NEOs during 2008.

(5)	Reflects the dollar amount recognized for financial statement reporting purposes for the years shown in accordance with FAS 123(R) with respect to the issuance of options to the individuals in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Amounts for 2008 also reflect amounts recognized from issuances in 2007. Assumptions used in determining the 123(R) values for issuances in 2008 and 2007 can be found in the 2008 10-K and the 2007 10-K, respectively, in footnote 17 to the Notes to Consolidated Financial Statements. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Other than the grant of 100,000 stock options to Mr. Crain in January of 2008 pursuant to his employment agreement and the SARs grant described in footnote 6 below, no options or SARs were granted to NEOs in or with respect to 2008. The grant date fair value of options awarded during 2008 is included in the “2008 Grants of Plan-Based Awards” table below.

(6)	For Mr. Crain in 2008, in lieu of a cash payment of $100,000 awarded to him under the individual goals and objective portion of his incentive compensation arrangements for 2008, Mr. Crain was issued 114,943 fully vested SARs (with an exercise price of $1.36 per SAR), which were issued to him on March 27, 2009. Although this issuance was made in March of 2009, as it was granted in lieu of cash amounts earned in 2008, it is included in the “2008 Grants of Plan-Based Awards” table below.

With respect to Messrs. Cappiello and Goldfarb in 2008, includes $140,000 awarded to each of them under the Bonus Plan based on their substantial efforts in achieving the Company’s goals with respect to the sale of the Company’s gift segment. See Transaction Bonus Plan under the caption “OTHER ELEMENTS OF COMPENSATION AND RELATED BENEFITS” in the CD+A above. With respect to Mr. Goldfarb in 2008, and Messrs. Goldfarb and Cappiello in 2007 and 2006, also reflects payouts under the IC Program.

(7)	The perquisites and other personal benefits included within the “All Other Compensation” for 2008, 2007 and 2006 for each named executive officer are as follows:

					Income
					Recognized
					from
			Annual	Annual	Provision of
			Premium for	Premium	Group		Company
		Annual	Long-Term	for	Term	Extra	Contributions
		Car	Disability	Life	Life	week	to 401(k)
		Allowance	Insurance	Insurance	Insurance	vacation	Plan	Other
Name	Year	($)	($)(a)	($)(a)	($)(b)	($)(c)	($) (d)	($)(e)	Total($)
Bruce Crain	2008	n/a	3,911	1,000	21	10,577	6,900	n/a	22,409
	2007	n/a	n/a	n/a	n/a	881	n/a	26,847	27,728
	2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Anthony Cappiello	2008	13,200	n/a	n/a	21	6,773	6,900	27,859	54,753
	2007	13,200	n/a	n/a	494	6,563	6,442	20,358	47,057
	2006	13,200	n/a	n/a	438	6,250	4,857	25,716	50,461

Marc Goldfarb	2008	13,200	n/a	n/a	21	6,252	4,600	n/a	24,073
	2007	13,200	n/a	n/a	183	6,312	707	n/a	20,402
	2006	13,200	n/a	n/a	180	5,769	—	n/a	19,149

Fritz Hirsch	2008	9,588	6,251	n/a	n/a	7,500	6,900	10,000	40,239

Michael Levin	2008	6,736	145	n/a	38	8,691	20,250	n/a	35,860

(a)	Represents the cost of life insurance and disability insurance coverage provided to Mr. Crain pursuant to Mr. Crain’s employment agreement with the Company, as well as the cost of long-term disability insurance for Messrs. Hirsch and Levin.

(b)	Such group term life insurance coverage is generally provided to all employees. Amounts represent the portion of the premium paid for amounts in excess of the limits for tax purposes.

(c)	Each NEO is entitled to three weeks of paid vacation, which in 2008, 2007 and 2006 represented a benefit of one additional week for each NEO (as compared to Company policy based on tenure; Messrs. Hirsch and Levin received vacation allowance consistent with the policies at Sassy and Kids Line, respectively, although one week more than Company policy).

(d)	Amounts represent the relevant employer’s match to contributions under the 401(k) Plans on the same basis as provided to all employees (except for Mr. Levin, who receives three times the safe harbor contribution for all Kids Line employees pursuant to the safe harbor provisions of the Code). Does not include investment gains or losses under the 401(k) Plans. Because the contributions to the 40l(k) Plans are not fixed, and because it is impossible to calculate future income, it is not currently possible to calculate an individual participant’s retirement benefits.

(e)	With respect to Mr. Crain in 2007, consists of reimbursement of $25,000 for legal fees incurred in connection with his employment and consulting agreements with the Company, and $1,847 for tax preparation and financial planning services, each reimbursed to Mr. Crain in accordance with the provisions of his employment agreement with the Company. See “Employment Agreements and Arrangements” below. With respect to Mr. Cappiello for 2008 and 2007, consists of a housing allowance in accordance with the terms of his employment agreement; and for Mr. Cappiello in 2006, consists of relocation expenses in connection with the commencement of his employment with the Company in July of 2005. With respect to Mr. Hirsch in 2008, represents reimbursements for legal fees incurred in connection with the negotiation of his employment agreement.

2008 Grants of Plan-Based Awards
The following table provides information with respect to non-equity incentive plan awards to the NEOs in 2008 as well as equity awards made to Mr. Crain during and with respect to 2008 (no other equity grants were made to NEOs during or with respect to 2008).

									All Other	All Other
									Stock	Option
									Awards	Awards:
			Estimated Possible(1) Payouts			Estimated Future Payouts			Number of	Number of	Exercise or	Grant Date
			Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Base Price of	Fair Value of
			Plan Awards			Plans Awards			Stock or	Underlying	Option/SAR	Option/SAR
		Grant	Threshold	Target	Max	Threshold	Target	Max	Units	Options	Awards	Awards
Name	Plan	Date	($)(2)	($)(2)	($)(2)	(#)	(#)	(#)	(#)	(#)	($/Sh)(6)	($)(7)
Bruce Crain(3)(4)	IC Program	—	41,250	412,500	715,000
		1/04/08								100,000	14.83	574,000
		3/27/09								114,943	1.36	100,000
Anthony Cappiello (4)(5)	IC Program	—	17,650	176,500	264,750
	Bonus Plan		0	n/a	175,000
Marc Goldfarb (4)	IC Program	—	16,300	163,000	244,500
	Bonus Plan		0	n/a	175,000
Fritz Hirsch	IC Program	—	71,250	195,500	293,250
Michael Levin	IC Program	—	19,550	356,250	617,500

(1)	The numbers in the table represent potential payouts under: (i) the IC Program for 2008 with respect to all NEOs; and (ii) the Bonus Plan (which terminated as of December 31, 2008) with respect to Messrs. Cappiello and Goldfarb. Actual amounts earned by each NEO during 2008 are disclosed in the Summary Compensation Table above.

(2)	As is described more fully in the Compensation Discussion and Analysis above, whereas actual threshold, targets and maximums exist for the corporate component of the IC Program for all NEOs, NEOs (other than Mr. Levin, whose incentive compensation opportunity was based entirely upon achievement by the Company of specified EBITDA levels for Kids Line) could have earned between 0% — 50% of their IC Factor with respect to the individual goals and objectives component of the IC Program. For purposes of this table, we have assumed that 20% of the Part A Amount (the threshold amount for such component) and 0% of the Part B Amount was earned in the “Threshold” column, 100% of each of the Part A Amount and Part B Amount was earned in the “Target” column, and 200% of the Part A Amount (173.3% of the Part A Amount for Messrs. Crain and Levin) and 100% of the Part B Amount was earned in the “Maximum” column (no amount above the Target is payable with respect to the individual goals and objectives component). With respect to Mr. Crain, the individual goals and objectives component was based on achievement in three distinct categories of personal goals (each with a target and a maximum level of achievement). For purposes of the table above, we have assumed equal levels of achievement as described above in all three categories. With respect to the Bonus Plan, amounts payable ranged from zero to $175,000 for each of Messrs. Goldfarb and Cappiello, based on the value of the consideration received in connection with the sale of the gift business.

(3)	Pursuant to the terms of his employment agreement, on January 4, 2008, Mr. Crain was awarded 100,000 stock options pursuant to the 2004 Plan, which vest ratably over a five-year period commencing one year after the commencement date of his employment, and will be generally exercisable for 10 years from such date. Further details of such grant can be found in the footnotes to the “2008 Outstanding Equity Awards at Fiscal Year End” table below. In addition, in lieu of a cash payment of $100,000 deemed earned by Mr. Crain pursuant to his incentive compensation arrangements with respect to the 2008 fiscal year, Mr. Crain was awarded 114, 943 immediately vested stock appreciation rights under the EI Plan, which may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and will be generally exercisable for 10 years from the date of grant. Although the SARs were issued in March of 2009, the incentive compensation to which the SARs relate was earned in 2008.

(4)	Messrs. Crain, Cappiello and Goldfarb each participated in the 2004 ESPP during 2008. In connection therewith, each authorized payroll deductions equal to an aggregate of $21,250 for such year in accordance with the terms of the 2004 ESPP, and each purchased an aggregate of 8,432 shares of Common Stock pursuant thereto as of December 31, 2008. Mr. Cappiello also participated in the 2004 ESPP during each of 2007 and 2006. In connection therewith, he authorized payroll deductions equal to an aggregate of $21,250 for each such year in accordance with the terms of the 2004 ESPP, and purchased an aggregate of 1,629 shares of Common Stock pursuant thereto as of December 31, 2007 and 2,192 shares of Common Stock as of December 29, 2006. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2004 ESPP.

(5)	Pursuant to the terms of his employment agreement with the Company, Mr. Cappiello was guaranteed payment of $65,000 of his potential incentive compensation award annually (to be paid on a quarterly basis). As: (i) this amount was not tied to any performance measure; (ii) no amounts were deemed earned by Mr. Cappiello under the IC Program in 2008; and (iii) Mr. Cappiello was not entitled to any payments in respect of the IC Program for 2008 resulting from the timing of his departure from the employment of the Company, this amount has been classified as a bonus, and not as amounts earned under the IC Program.

(6)	The exercise price of the stock options is equal to the closing price of our Common Stock on the NYSE on the date of grant.

(7)	Amounts represent the grant date fair value of: (i) the grant of stock options during 2008 to Mr. Crain; and (ii) the grant of SARs to Mr. Crain in lieu of cash amounts deemed earned by Mr. Crain in respect of his incentive compensation arrangements for 2008, in each case computed in accordance with FAS 123(R). Assumptions used in determining the 123(R) values with respect to the stock option grant can be found in the 2008 10-K, in footnote 17 to the Notes to Consolidated Financial Statements. Assumptions with respect to determining the 123(R) values with respect to the SAR grant are as follows:

Dividend yield	0.0%
Risk-free interest rate	1.80%
Volatility	71.6%
Expected term (years)	5.0
Fair value of SARs granted	1.36
Non-Equity Incentive Plan Awards
All awards listed as Non-Equity Incentive Plan Awards in the 2008 Grants of Plan-Based Awards table above represent payouts under the IC Program for 2008. The structure and operation of the IC Program is set forth in detail in the Compensation Discussion and Analysis under the section captioned “2008 Cash Incentive Compensation”.
Employment Contracts and Arrangements
Mr. Crain
As of December 4, 2007 (the “Commencement Date”), Mr. Crain entered into an agreement (the “Crain Agreement”) with the Company, with respect to his employment as President and Chief Executive Officer of the Company, at an annual base salary of $550,000. Mr. Crain’s base salary may not be decreased during the term of his employment with the Company, and is subject to annual increase in the discretion of the Compensation Committee (his current base salary remains unchanged). The Company has also agreed to nominate him as a member of the Board during the term of the Crain Agreement. Commencing in 2008, Mr. Crain became eligible for an annual cash incentive compensation opportunity in an amount not less than 75% of his base salary at target and 130% at maximum. Mr. Crain’s performance goals in respect of such incentive compensation opportunity, which are established by the Compensation Committee annually in consultation with Mr. Crain, may not be established at levels that are more difficult to achieve than for other IC Program participants who have identical performance measures. The Compensation Committee determined that 50% of Mr. Crain’s incentive compensation opportunity for 2008 would be based upon achievement by the Company of the consolidated EBITDA Targets, and 50% would be based on achievement in three distinct categories of personal goals. The EBITDA Targets were not achieved for 2008, and with respect to Mr. Crain’s personal goals, the Compensation Committee and Mr. Crain agreed that in lieu of amounts deemed earned by Mr. Crain for 2008, he would be awarded 114,943 immediately vested stock appreciation rights, issued in March of 2009 (See CD+A above under the caption “2008 Incentive Compensation for Mr. Crain”).

Also pursuant to the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 85,000 shares of restricted stock under the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”), which vest ratably over a four-year period commencing one year after the Commencement Date. In addition, on December 5, 2007, Mr. Crain was granted 100,000 stock options pursuant to the 2004 Plan. Of the foregoing, 80,000 of such options vest ratably over a five-year period commencing one year after the Commencement Date, and will be generally exercisable for 10 years from the Commencement Date. The remaining 20,000 of such options became fully vested on the six-month anniversary of the Commencement Date and are generally exercisable for 10 years from the Commencement Date. An additional 20,000 options were granted to Mr. Crain on December 5, 2007 outside of the 2004 Plan (due to grant limitations therein), which vest ratably over a five-year period commencing one year after the Commencement Date, and are generally exercisable for 10 years from the Commencement Date. Pursuant to the Crain Agreement, an additional 100,000 options were granted to Mr. Crain on January 4, 2008 under the 2004 Plan, which options vest ratably over a five-year period commencing one year after the Commencement Date and will be generally exercisable for 10 years from the Commencement Date. Each grant of options and restricted stock described above (collectively, the “Equity Awards”, and as to the options only, the “Options”) were made pursuant to an option agreement or a restricted stock agreement, as applicable. The exercise price of the Options is the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Future equity grants are at the discretion of the Compensation Committee. Other than as described above, no additional equity grants were made to Mr. Crain in 2008.
Pursuant to the Crain Agreement, Mr. Crain is entitled to participate in the Company’s employee benefit plans and programs applicable to senior executives generally and on a basis no less favorable than those provided to other senior executives. In addition, Mr. Crain is entitled to life insurance coverage equal to 200% of his annual base salary (or the life insurance benefit under the Company’s life insurance program for senior executives if the latter would provide for a higher level of coverage), long-term disability benefits during the period of disability equal to 50% of his base salary (prior to offsets provided in the Company’s long-term disability plan) through the Company’s long-term disability plan and a supplemental disability program (the Company will use commercially reasonable best efforts to arrange for the provision of all or part of the supplemental disability benefit on a non-taxable basis to Mr. Crain), reimbursement for tax preparation and financial planning services not to exceed $5,000 annually, reimbursement for an annual physical examination and director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter in an annual amount equal to at least the greater of $5.0 million or the coverage provided to any other present or former senior executive or director of the Company. Mr. Crain was also entitled to reimbursement for his legal fees in connection with the Crain Agreement and the consulting arrangement he had with the Company prior to execution of the Crain Agreement, up to a maximum of $25,000, and outplacement services in the event of his termination without Cause or termination for Good Reason for a period of six months following such termination in an amount not to exceed $10,000. Mr. Crain is not a participant in the Company’s Severance Policy or Change in Control Plan (prior to its termination). Mr. Crain is entitled to three week’s vacation annually (one week more than he would be entitled to based on tenure). See footnote 7 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Crain during 2008.
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
Mr. Cappiello (left the employment of the Company as of January 30, 2009)
On July 27, 2005, the Company entered into an employment agreement, effective August 1, 2005 with Anthony Cappiello, with respect to his employment as Executive Vice President and Chief Administrative Officer of the Company. In accordance with the terms of his agreement, Mr. Cappiello was entitled to an annual base salary of $325,000, which could not be reduced (his 2008 base salary was $353,000). Mr. Cappiello assumed the position of interim principal financial officer upon the retirement of Mr. O’Reardon as of November 13, 2007, and in connection therewith, received a special one-time bonus of $25,000. Mr. Cappiello was also entitled to participate in the IC Program with an Applicable Percentage of 50%. In addition, after 3 months of continuous employment, Mr. Cappiello was granted 50,000 stock options pursuant to the 2004 Plan. Future option grants were at the discretion of the Compensation Committee of the Board. No equity was issued to Mr. Cappiello in 2008, and as he left the employment of the Company prior to the payment date of amounts under the IC Program, no payments were due to him with respect thereto for 2008; however, as a result of a provision in his employment agreement guaranteeing the payment of $65,000 annually in respect of incentive compensation, this amount had been paid to Mr. Cappiello with respect to 2008. As: (i) this amount was not tied to any performance measure; and (ii) Mr. Cappiello was not entitled to any payments in respect of the IC Program for 2008 resulting from the timing of his departure from the employment of the Company, this amount has been classified as a bonus.

Pursuant to his agreement, Mr. Cappiello was also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, and received a car allowance. Mr. Cappiello was entitled to three week’s annual vacation (one week more than he would be entitled to based on tenure). Mr. Cappiello was not a participant in the Company’s Severance Policy, but was a participant in the Company’s Change in Control Plan. In addition, Mr. Cappiello was entitled to an annual housing allowance, resulting in a reimbursement of $27,859 during 2008. His employment was “at will”.
In accordance with his agreement, in the event that Mr. Cappiello’s employment with the Company was terminated for any reason other than for cause, except in the case of a Change in Control in the Company, as defined in the Company’s Change in Control Plan (in which case severance would have been governed by the terms of such plan), he would be eligible to receive severance in accordance with the following schedule: (i) during the first 8 months following such termination, severance pay at the rate of 100% of his annual base salary in effect on the termination date (the “Termination Amount”), (ii) during the 9th and 10th months following such termination, severance pay at the rate of 75% of the Termination Amount, and (iii) during the 11th and 12th months following such termination, severance pay at the rate of 50% of the Termination Amount. All severance payments will be paid over the course of the severance period. During such severance period, Mr. Cappiello will be entitled to continue to participate in Company insurance plans (and will continue to receive his car allowance). All severance payments and benefits, however, will terminate if Mr. Cappiello obtains gainful employment during the severance period. In addition, the March 30, 2007 amendments to the Severance Policy are applicable to Mr. Cappiello (i.e., if triggered, Mr. Cappiello would be entitled to receive 100% of his annual base salary for a period of 12 months).
Mr. Cappiello left the employment of the Company as of January 30, 2009. As the March 30, 2007 amendments to the Severance Policy were triggered in connection with his termination, Mr. Cappiello will receive substantially the payments and other benefits applicable to a termination by the Company without Cause in such event as described above.
Mr. Goldfarb
On September 26, 2005, Marc S. Goldfarb was hired as Vice President, General Counsel and Secretary of the Company at an annual base salary of $260,000. In accordance with the terms of his current employment arrangement with the Company, Mr. Goldfarb serves as Senior Vice President and General Counsel of the Company (as of May 31, 2006) and during 2008, his annual base salary was $326,000. Pursuant to his current arrangement, Mr. Goldfarb is entitled to participate in the IC Program, with an Applicable Percentage of 50%. After 3 months of continuous employment, Mr. Goldfarb was granted 40,000 stock options pursuant to the 2004 Plan. Future option grants are at the discretion of the Compensation Committee. No equity was awarded to Mr. Goldfarb in 2008, although Mr. Goldfarb was awarded SARs in the February 2009 grant. His employment is “at will”.
Pursuant to his arrangement with the Company, Mr. Goldfarb is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy (with a guaranteed minimum of 8 months of severance thereunder), and receives a monthly car allowance. Mr. Goldfarb is also entitled to three weeks annual vacation (which, until September 2008, was one week more than he would be entitled to based on tenure). Mr. Goldfarb was a participant in the Change in Control Plan prior to its termination. In addition, the March 30, 2007 amendments to the Severance Policy are applicable to Mr. Goldfarb; i.e., in the event such amendments are triggered, Mr. Goldfarb will be entitled to receive payments and benefits under the Severance Policy for a period of 12 months following a qualified termination.

Mr. Levin
Mr. Levin, who joined the Company in December of 2004 upon the Company’s purchase of Kids Line, LLC, currently serves as President and Chief Executive Officer of Kids Line, LLC pursuant to an employment agreement dated March 12, 2008. As of January 1, 2008, his employment agreement provides for an annual base salary of $400,000, provided, that, at the discretion of the Compensation Committee, such base salary may be increased to $475,000 (such discretion was exercised during [most of] 2008 based upon Mr. Levin’s assumption of additional responsibilities during a sabbatical of another Kids Line officer. Mr. Levin is entitled to participate in the IC Program (based on Kids Line EBITDA with no individual component), with a potential compensation opportunity equal to 75% of his base salary at Target and 130% at the Maximum Target. The EBITDA Targets were not achieved for 2008, therefore, no incentive compensation amounts were paid to Mr. Levin for 2008. (See CD+A above under the section “Establishing Corporate Objectives and Calculating the Corporate Component under the caption “Operation of the 2008 IC Program").
The term of his employment agreement is from January 1, 2008 through December 31, 2010, however, either party may elect, upon at least 180 days prior written notice, to terminate the agreement prior to the expiration of the term. The Company is entitled to terminate Mr. Levin at any time during this 180 day period, provided that Mr. Levin continues to receive his base salary and continues his participation in the IC program and all other benefits and perquisites for the remainder of such period. Except for the 180 day notice period, the Company has no severance obligation to Mr. Levin, irrespective of the reason for the termination, nor shall he have any mitigation duties or obligations. If his employment is terminated due to death or disability, any IC Award will be prorated based on the number of days that he was employed during the year based on actual performance through the remainder of the relevant year.
Mr. Levin is also eligible to participate in all benefit programs made generally available to executives of Kids Line, as the same may be modified from time to time. Further, throughout the period of his employment, Mr. Levin is entitled to the following perquisites: a monthly car allowance, a long-term disability insurance policy and four weeks’ annual vacation (one more week than he would otherwise be entitled to under Company policy, although such amount is consistent with Kids Line policy). See footnote 7 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Levin during 2008.
Mr. Levin’s employment agreement contains a one-year post-employment non-solicitation provision with respect to specified activities and persons.
Equity grants are at the discretion of the Compensation Committee, and none were made to Mr. Levin in 2008, although Mr. Levin was awarded SARs in the February 2009 grant.
Mr. Hirsch
Mr. Hirsch serves as President of Sassy, Inc., pursuant to an employment agreement dated June 25, 2008, at an annual base salary of $390,000. The term of the agreement expires December 31, 2009. Mr. Hirsch is a participant in the IC Program, with an Applicable Percentage of 50% during 2008. Equity grants are at the discretion of the Compensation Committee. Mr. Hirsch was not granted equity in 2008, although Mr. Hirsch was awarded SARs in the February 2009 grant. Mr. Hirsch received no incentive compensation for 2008. (See CD+A above under the section “Operation of the 2008 IC Program")
Pursuant to his employment agreement, Mr. Hirsch is also entitled to participate in Sassy’s 401(k) plan (which provides for a match of up to 3% of salary contributed, which amount is fully vested after four years of employment at the rate of 25% per year of employment), life insurance, hospitalization, major medical and other employee benefit plans generally available to Sassy employees (to the extent they continue to be offered to eligible employees). Mr. Hirsch is also eligible for any new or enhanced employee benefit plans generally applicable to senior executives of Sassy that are approved by the Compensation Committee in the future. See footnote 7 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Hirsch during 2008.

Mr. Hirsch receives a monthly car allowance, a disability insurance policy and is entitled to four weeks’ annual vacation (one more week than he would otherwise be entitled to under Company policy, although such amount is consistent with Sassy policy).
Mr. Hirsch is a participant in the Company’s Severance Policy, with a defined severance benefit period equal to the longer of (i) the period ending December 31, 2009 or (ii) the period ending twelve months from the date of termination, and further modified as follows: (x) should Mr. Hirsch obtain gainful employment during the severance period and that employment is at a base compensation rate less than his severance compensation rate, then he shall be entitled to the difference between those rates until the earlier of (A) the end of the severance period, and (B) his obtaining gainful employment at a base compensation rate that is not less than the severance compensation rate, (y) Mr. Hirsch will be entitled to the continuation of his company car benefit for the duration of the severance period, and (z) Mr. Hirsch will be entitled to the benefits of the Severance Policy in the event that he terminates his employment for “Good Reason,” provided, that requiring him to travel to Sassy’s Michigan office or other offices maintained by the Company (or other domestic or international travel incident to his employment) on a regular basis shall not be considered Good Reason; and provided, further, that changes in his reporting structure outside of the Sassy organization shall not trigger such definition. In the event that Sassy elects not to renew his employment agreement beyond its expiration date, such election will be deemed a termination without cause, entitling Mr. Hirsch to the severance benefits described above.
Mr. Hirsch is subject to specified non-competition/non-solicitation provisions for the period during which he receives severance payments under his employment agreement. Mr. Hirsch was reimbursed $10,000 in legal fees in connection with the preparation of this agreement.
See the Summary Compensation Table above for information with respect to compensation received by the NEOs under their employment agreements and arrangements during 2008.
Termination of Employment and Change-In-Control Arrangements
(i) 40l(k) Plan
The Company offers eligible employees the opportunity to participate in a 401(k) Plan based on employees’ pretax salary deferrals with Company matching contributions. As a result of the Company’s historical acquisition strategy, the 401(k) Plan’s may differ among the Company and its subsidiaries. Participating employees may elect to contribute from 1% to 80% (but not in excess of the amount permitted by the Code, i.e., $15,500 in 2008, and $20,500 in 2008 for employees age 50 and older who elect to make catch-up contributions) of their compensation, on a pretax basis, to the 401(k) Plan. Because the 401(k) Plan is a qualified defined contribution plan, if certain highly compensated employees’ contributions exceed the amount prescribed by the Code, such contributions will be reduced or limited. In 2008, contributions of certain highly compensated employees of the Company were limited to an average of 6.29% of their eligible compensation (excluding elective catch-up contributions). Employees’ contributions are invested in one or more of several funds (as selected by each participating employee). The Company, LaJobi and Sassy match a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributes 3% (9% for Mr. Levin) of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). Under certain circumstances, the 401(k) Plan permits participants to make withdrawals or receive loans from the 401(k) Plan prior to retirement age. In light of current economic conditions, the Company temporarily suspended its matching contributions under its 401(k) plan (at least for the first half of 2009, at which time such determination may be reevaluated).
(ii) Change in Control Plan
The Board adopted a Change in Control Severance Plan (the “Change in Control Plan”) effective January 29, 2003, as amended December 22, 2003, March 13, 2007 (to clarify a provision thereunder) and December 22, 2008. The Change in Control Plan was terminated by the Board on February 24, 2009, although such termination will not impair the rights of participants who experienced a Qualifying Termination prior to such termination.

Participants
Participants in the Change in Control Plan were those individuals from time to time designated by the Board or a duly authorized committee of the Board.
Benefits
If a participant’s employment with the Company was terminated by the Company without “Cause” (as defined in the Change in Control Plan) or by the participant for “Good Reason” (as defined in the Change in Control Plan) (each, a “Qualifying Termination”) during the period commencing six months prior to and ending two years after a Change in Control (defined in the Change in Control Plan generally to mean: (A) where any person or group, other than the Company, any of its subsidiaries, Ms. Berrie, Mr. Berrie’s lineal descendants, Mr. Berrie’s Estate, various specified trusts or other entities created by or at the direction of Mr. Berrie, any trust created pursuant to the terms of the instruments governing or creating such trusts or entities, any fiduciaries thereof or specified groups in which the foregoing are members, becomes the beneficial owner of 25% or more of the voting power of the Company, (B) as a result of specified events, a defined group of directors ceases to be a majority of the Board, (C) consummation of specified business combinations, sales of assets or recapitalizations or similar transactions involving the Company, or (D) approval by the shareholders of a plan of liquidation or dissolution of the Company), such participant would be paid the following “Severance Benefit”:
(i)	if the Qualifying Termination occurred during the six-month period preceding or the one-year period following the Change in Control (the “First Period”), an amount equal to 150% of the participant’s “Current Total Annual Compensation”; and
(ii)	if the Qualifying Termination occurred during the second year after the Change in Control (the “Second Period”), an amount equal to 75% of the participant’s Current Total Annual Compensation.
For purposes of the Change in Control Plan, “Current Total Annual Compensation” is the sum of the following amounts: (A) the greater of a participant’s highest rate of annual salary during the calendar year in which his employment terminated or such participant’s highest rate of annual salary during the calendar year immediately prior to the year of such termination; (B) the greater of a participant’s annual bonus compensation (prior to any bonus deferral election) earned in respect of each of the two most recent calendar years immediately preceding the calendar year in which the participant’s employment terminated; and (C) the amount of the Company’s contribution to the participant’s 401(k) account for the last full year prior to such termination.
Severance Benefits would be paid in one lump-sum payment within 30 business days after a participant’s employment with the Company terminated or the Change in Control occurred, whichever is later, or at such earlier time as required by applicable law.
A participant entitled to receive a Severance Benefit would also receive the following additional benefits:
(a) The Company would cause options to purchase Company stock (“Stock Options”) held by a participant that are not fully vested and exercisable on the date of the Qualifying Termination to:
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
(b) The Company would cause unvested restricted shares of Company stock (the “Restricted Shares”) held by a participant on the date of the Qualifying Termination to:
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

(c) The Company would for a period of 18 months (in the case of a Qualifying Termination during the First Period) or one year (in the case of a Qualifying Termination during the Second Period) following the Qualifying Termination, continue to provide to the participant (i) use of an automobile or payment of an automobile allowance in an amount sufficient to compensate the participant to substantially the same extent as if the Company continued to provide the automobile and (ii) medical and other insurance benefits, in each case to the extent and on substantially the same basis as provided immediately prior to the Qualifying Termination.
Reduction of Payments
If a participant’s receipt of any payment and/or non-monetary benefit under the Change in Control Plan (including, without limitation, the accelerated vesting of Stock Options and/or Restricted Shares) (collectively, the “Plan Payments”) would have caused him or her to become subject to the excise tax imposed under Section 4999 of the Code (or any interest or penalties incurred by an affected Participant with respect to such excise tax), the Company would have reduced his or her Plan Payments to the extent necessary to avoid the application of such excise tax if (i) the required reduction did not exceed 10% of the aggregate amount of the Plan Payments and (ii) as a result of such reduction, the net benefits to the participant of the Plan Payments as so reduced (after payment of applicable income taxes) exceeded the net benefit to the participant of the Plan Payments without such reduction (after payment of applicable income taxes and excise taxes). If a reduction in Plan Payments to a participant in the amount permitted by clause (i) was insufficient to avoid the application of such excise tax, then such affected participant would have been entitled to receive an additional “gross-up” payment equal, on an after-tax basis, to the excise tax imposed upon the Plan Payment.
On terms specified in the Change in Control Plan, the Company reserves the right to contest any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of a gross-up payment, and will control all proceedings taken in connection with any such contest.
Administration of the Change in Control Plan
The Change in Control Plan was administered by the Compensation Committee.
Amendment of the Plan
The Company reserved the right to amend, in whole or in part, any or all of the provisions of the Change in Control Plan by action of the Board at any time; provided, that, no such amendment could have reduced the benefits and payments due to any Participant in the event of a Qualifying Termination.
Successors
Any successor or assignee to all or substantially all the business or assets of the Company would have been required to perform the Company’s obligations under the Change in Control Plan in the same manner and to the same extent that the Company would have been required to perform if no such succession or assignment had taken place. Any payment or benefit to which a participant had become entitled under the Change in Control Plan that remained unpaid at the time of such participant’s death would have been paid to the estate of such Participant when it became due.
No Duty to Mitigate
No participant entitled to receive a Severance Benefit was required to seek other employment or to attempt in any way to reduce any amounts payable to him or her pursuant to the Change in Control Plan. Severance Benefits would not have been reduced by any compensation earned by the participant as a result of employment by another employer or otherwise.

Rights Under Other Plans, Policies, Practices and Agreements
The Change in Control Plan superseded any other change in control severance plans, policies and/or practices of the Company as to the participants, other than any individual executed agreement or arrangement between a single Participant and the Company in effect on January 1, 2003 or thereafter, which agreement specifically addresses payments or benefits made or provided upon termination of employment or in connection with a Change in Control (an “Additional Agreement”). If a participant was due benefits or payments under both an Additional Agreement and the Change in Control Plan and/or where the Change in Control Plan and the applicable Additional Agreement had inconsistent or conflicting terms and conditions, the participant would have received the greater of the benefits and payments, and the more favorable terms and conditions to him or her, under the Additional Agreement and the Change in Control Plan, determined on an item-by-item basis.
Code Section 409A
Notwithstanding the foregoing, all payments and benefits under the Change in Control Plan were to have been made in compliance with Section 409A.
(iii) Severance Policy
The Compensation Committee adopted an amendment (the “Amendment”) to the Company’s general severance policy (which previously allowed for a maximum of six week’s severance pay under specified circumstances), applicable in general only to employees who are domestic vice presidents or above and who are designated by the Committee as eligible participants in the plan (collectively, “DVPs”), effective February 11, 2003. This severance policy was further amended as of March 30, 2007, as described below, and on December 22, 2008 to address the provisions of Section 409A of the Code and to clarify the scope of the plan (as so amended, the “Severance Policy”).
Benefits
If a DVP’s employment with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan), and not in connection with (i.e., occurring more than 6 months before or more than two years after) a Change in Control of the Company (as defined in the Change in Control Plan), such DVP will be paid “Severance Payments” ranging from a minimum amount equal to 4 months of such DVP’s base salary in effect on the date of termination, exclusive of any bonuses or commissions (“Current Salary”) to a maximum amount equal to 12 months of such DVP’s Current Salary, depending on the period of time that such DVP was employed by the Company at the time of such termination. The time period on which Severance Payments are based (i.e., 4 months of total employment, 6 months of total employment, etc.) shall be the “Severance Period”. Severance Payments will be paid over the course of the relevant Severance Period in accordance with the Company’s regular salary payment schedule (not in a lump sum), unless otherwise required by Section 409A of the Code (in which case payments will be made in the manner set forth in the Severance Policy). As of March 30, 2007, the Company amended the Severance Policy to specify that notwithstanding anything to the contrary therein, in the event that the employment of specified DVPs is terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated DVP will be extended by an additional 4 months up to a maximum Severance Period of 12 months.
During the relevant Severance Period, the Company will continue to provide the terminated DVP with medical and other insurance benefits, in each case to the extent and on substantially the same basis (including relevant payroll deductions) as provided immediately prior to the termination (subject to provisions intended to address Section 409A of the Code). In addition, for a period of 60 days following the DVP’s termination, the Company will continue to provide to the DVP use of an automobile or an equivalent payment therefor.
Termination of Severance Payments
If the terminated DVP obtains gainful employment during the Severance Period, the Amendment provides that Severance Payments will terminate on the date that such new employment commences.

Amendment
The Company reserves the right to amend, in whole or in part, or terminate, the Severance Policy, provided that no amendment to the Severance Policy will become effective (as to a person covered thereby prior to such amendment) prior to the date which is six months from the date such amendment is approved by the Board or the Compensation Committee, and provided further that an amendment may become effective earlier if it will result in the avoidance of the excise tax and/or interest imposed under Section 409A of the Code without materially diminishing the economic benefit to a DVP.
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
Equity Incentive Plan
The Board adopted the Russ Berrie and Company, Inc. Equity Incentive Plan (the “EI Plan”) on June 3, 2008, and the EI Plan was approved by the Company’s shareholders as of July 10, 2008. The EI Plan is a successor to the 2004 Plan (defined below), which terminated as of the date of such approval (although outstanding awards thereunder will continue to be covered by its terms).
Awards
The EI Plan provides for awards in any one or a combination of: (a) stock options, (b) SARs, (c) Restricted Stock, (d) RSUs, (e) non-restricted stock, and/or (f) dividend equivalent rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. Award agreements must be executed by the Company and a participant in order for the award covered by such agreement to be effective.
Reserved Shares
A total of 1,500,000 shares of Common Stock have been reserved that may be subject to, delivered in connection with, and/or available for awards under the EI Plan, which will consist of authorized but unissued shares of Common Stock or shares of Common Stock held in treasury. Awards under the EI Plan are counted against the reserved shares as described in the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan, as described therein. The preceding sentence will apply to any awards outstanding on the effective date of the EI Plan under the 2004 Plan (discussed below), up to a maximum of an additional 1,750,000 shares. Subject to the terms of the EI Plan, assumed or replacement awards in connection with the acquisition of any business by the Company or any of its subsidiaries shall be in addition to those available thereunder.

Participants
Participants are officers (including directors), non-employee (outside) directors, employees and specified consultants of the Company or any of its subsidiaries selected by the Plan Committee in its sole discretion to receive an award under the EI Plan. Incentive Stock Options may not be awarded to participants who are not employees of the Company.
Administration of the Plan
The Plan Committee must be a committee comprised of at least two (2) directors, each of whom shall be, to the extent applicable an “outside director” within the meaning of Section 162(m) of the Code. In the absence of a contrary appointment by the Board, the Plan Committee will be the Compensation Committee, except regarding awards to outside directors, with respect to whom the Board will act as the Plan Committee. The Plan Committee, subject to the limitations set forth in the EI Plan, has absolute discretion and authority: (i) to make and administer grants under the EI Plan (including to determine the form, amount and other terms and conditions of awards granted, and to waive, amend or modify conditions initially established for grants, including to accelerate vesting and to extend or limit the exercisability of grants, except as specifically restricted by the EI Plan), (ii) to determine when and to which individuals awards will be granted, (iii) to determine whether, to what extent and under what circumstances awards may be settled, paid or exercised in cash, Common Stock or other property, or canceled, forfeited or suspended, (iv) to determine the terms and provisions of any award agreement and any amendment of such award agreement, and (v) to establish, amend, waive and/or rescind any rules and regulations as it deems necessary for the proper administration of the EI Plan, including to make such determinations and interpretations and to take such actions in connection with the EI Plan and any awards granted thereunder as it deems necessary or advisable to carry out its purposes.
Grant Date
The grant date is the date designated by the Plan Committee as the date of an award under the EI Plan, which will not be earlier than the date the Plan Committee authorizes (by resolution or written action) the grant of such award, notwithstanding the date of any award agreement evidencing such award. In the absence of a designated date or fixed method of computing such date being specifically set forth in the Plan Committee’s resolution, then the date of grant will be the date of the Plan Committee’s resolution or action.
Limitations on Grants
Grants under the EI Plan can be made to any eligible individual at the discretion of the Plan Committee at any time. All grants of Stock Options are subject to a 350,000 shares per participant per plan year limit. In the case of Incentive Stock Options, the aggregate fair market value (as of the date of grant) of all shares of Common Stock underlying any grant of Incentive Stock Options, however made, that become exercisable by a participant during any calendar year may not exceed $100,000 (options granted in excess of this amount shall not be treated as Incentive Stock Options). Grants of Incentive Stock Options are subject to other restrictions set forth in the EI Plan.

Vesting, Term and Acceleration Provisions
Stock Options.
Each Stock Option will be subject to such terms and conditions, including vesting, as the Plan Committee may determine from time to time in its discretion, provided that no Stock Option shall be exercisable later than 10 years from the date of grant (5 years in the case of an Incentive Stock Options granted to a Ten-Percent Stockholder (as defined in the EI Plan)). Notwithstanding the foregoing, unless otherwise provided in the award agreement relating to such award, each Stock Option shall vest and become exercisable ratably over five years (20% per year), commencing on the first anniversary of the date of grant, and shall continue to be exercisable for a period of 10 years from the date of grant.
Unless otherwise provided in the award agreement governing such Stock Options or the Change in Control Plan (other than with respect to awards of Stock Options to outside directors, which is discussed in the following paragraph), (i) upon Disability (as defined in the EI Plan) or death, all unexercised options vest, and may be exercised for up to one year or the remaining term of the Stock Option, if earlier; and (ii) if a participant’s employment is terminated for any other reason, all unexercised Stock Options are cancelled as of the termination date; provided however, if a participant’s employment is terminated for reasons other than Cause (as defined in the EI Plan), vested unexercised Stock Options may be exercised within 90 days of termination, or the remaining term of the Stock Option, if earlier, and if a participant retires (as defined in the Company’s 401(k) plan), vested unexercised Stock Options may be exercised within 1 year of such retirement, or the remaining term of the Stock Option, if earlier. With respect to awards of Stock Options to outside directors, unless otherwise provided in the award agreement governing such Stock Options, in the event of the death or Disability (as defined in the EI Plan) of a participant while serving as a member of the Board, all unexercised options vest, and may be exercised for up to one year or the remaining term of the Stock Option, if earlier; if a participant ceases to serve as a member of the Board for any other reason, vested options shall be exercisable for a period of 90 days following termination, or the remaining term of the Stock Option, if earlier.
Stock Appreciation Rights. Each SAR will be subject to such terms and conditions, including vesting, as the Plan Committee determines in its sole discretion; provided, however, that if an SAR is granted in tandem with a Stock Option, the SAR will become exercisable and expire in the same manner as the corresponding Stock Option, unless otherwise determined by the Plan Committee, and provided further, that if an SAR is granted in tandem with an Incentive Stock Option, such SAR will be exercisable only if the Fair Market Value of a share of Common Stock on the date of exercise exceeds the exercise price of the related Incentive Stock Option. SARs will be exercisable at such time or times as shall be determined by the Plan Committee in its sole discretion; provided, however, that no SARs shall be exercisable later than ten (10) years after the date of grant. SARs shall terminate at such earlier times and upon such conditions or circumstances determined by the Plan Committee in its sole discretion.
Restricted Stock Awards. Awards of Restricted Stock may be subject to such restrictions, terms and conditions as the Plan Committee determines in its sole discretion, including a requirement of a cash or other payment therefore in whole or in part. Notwithstanding the foregoing, unless otherwise provided in the award agreement relating to the award of Restricted Stock, such awards will vest ratably over five years (20% per year), beginning on the first anniversary of the Date of Grant, and upon vesting, shall not be subject to any further restrictions. The Plan Committee may, in its sole discretion, accelerate the time at which any or all restrictions will lapse or remove any or all of such restrictions. Unless otherwise provided in an agreement governing the award or the Company’s Change in Control Plan (while it remains in existence), upon a participant’s termination of employment for any reason (not including an authorized leave of absence) all non-vested restricted stock is forfeited, except in the event of Disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event.
Stock Units. Stock Units may be subject to such terms and conditions including, but not limited to, vesting, acceleration of vesting and forfeiture as the Plan Committee determines in its sole discretion.
Dividend Equivalent Rights. Dividend Equivalent Rights may be granted in tandem with another award or as a separate award. The terms and conditions applicable to each Dividend Equivalent Right, including vesting, risks of forfeiture and other restrictions, will be determined by the Plan Committee in its sole discretion. Amounts payable in respect of Dividend Equivalent Rights may be paid currently or withheld until the lapsing of any applicable restrictions thereon or until the vesting, exercise, payment, settlement or other lapse of restrictions on the award to which the Dividend Equivalent Rights relate.

Performance Based Awards
Any awards granted under the EI Plan may be granted in a manner such that the awards qualify for the performance-based compensation exemption of Section 162(m) of the Code.
Exercise Price
Each Stock Option granted under the EI Plan will have a per-share exercise price as the Plan Committee determines on the date of grant, but not less than 100% of the Fair Market Value of a share of Common Stock on the Date of Grant (or 110% of Fair Market Value in the case of a Ten Percent Stockholder).
Adjustments
In the event of changes in the outstanding Common Stock or in the capital structure of the Company by reason of a dissolution or liquidation of the Company, sale of all or substantially all of the assets of the Company, mergers, consolidations or combinations with or into any other entity if the Company is the surviving entity, stock or extraordinary dividends, stock splits, reverse stock splits, stock combinations, rights offerings, statutory share exchanges involving capital stock of the Company, reorganizations, recapitalizations, reclassifications, exchanges, spin-offs, dividends in kind, or other relevant changes in capitalization, awards granted under the EI Plan and any award agreements, the maximum number of shares of Common Stock deliverable under the EI Plan, and/or the maximum number of shares of Common Stock with respect to which Stock Options may be granted to or measured with respect to any one person under the EI Plan shall be subject to adjustment or substitution, as determined by the Plan Committee in its sole discretion, as to the number, price or kind of a share of Common Stock or other consideration subject to such awards, and any and all other matters deemed appropriate by the Plan Committee, including, without limitation, accelerating the vesting, settlement and/or exercise period pertaining to any award hereunder, or as otherwise determined by the Plan Committee to be equitable.
Outstanding awards and award agreements, and the maximum number of shares of Common Stock with respect to which Stock Options may be granted to or measured with respect to any one person during any period, shall be subject to adjustment or substitution, as determined by the Plan Committee in its sole discretion, as to the number, price or kind of a share of Common Stock or other consideration subject to such awards, and any and all other matters deemed appropriate by the Plan Committee, including, without limitation, accelerating the vesting, settlement and/or exercise period pertaining to any award hereunder, or as otherwise determined by the Plan Committee to be equitable, in the event of any change in applicable laws or any change in circumstances which results in or would result in any substantial dilution or enlargement of the rights granted to, or available for, participants, or which otherwise warrants equitable adjustment in the sole discretion of the Plan Committee because it interferes with the intended operation of the Plan.
In connection with a Business Combination (as defined in the EI Plan), the Plan Committee, in its sole discretion, may provide for: (i) the continuation of the EI Plan and/or the assumption of the awards granted thereunder by a successor corporation (or a parent or subsidiary thereof), (ii) the substitution for such awards of new awards covering the stock of a successor corporation (or a parent or subsidiary thereof), with appropriate adjustments as to the number and kind of shares and exercise prices, (iii) upon 10 days’ advance notice from the Plan Committee to the affected participants, the acceleration of the vesting, settlement and/or exercise period pertaining to any award hereunder, or (iv) upon 10 days’ advance notice from the Plan Committee to the affected participants, (x) the cancellation of any outstanding awards that are then exercisable or vested and the payment to the holders thereof, in cash or stock, or any combination thereof, of the value of such awards based upon the price per share of stock received or to be received by other stockholders of the Company in connection with the Business Combination, and (y) the cancellation of any awards that are not then exercisable or vested. In the event of any continuation, assumption or substitution contemplated by the foregoing clauses, the EI Plan and/or such awards shall continue in the manner and under the terms so provided.

Transferability
Each award granted under the EI Plan (other than Non-Restricted Stock Awards and Restricted Stock Awards with respect to which all restrictions have lapsed) is not transferable otherwise than by will or the laws of descent and distribution, and is exercisable, during a participant’s lifetime, only by such participant. Notwithstanding the foregoing, the Plan Committee in its sole discretion may permit the transferability of an award (other than an Incentive Stock Option) by a participant to a member of such participant’s immediate family or trusts for the benefit of such persons, or partnerships, corporations, limited liability companies or other entities owned solely by such persons, including trusts for such persons, subject to any restriction included in the grant of the award.
Tax Compliance. The EI Plan includes specific limitations on awards to ensure compliance with the provisions of Section 409A of the Code.
Rights of Holders of Restricted Stock
A holder of restricted stock has all rights of a shareholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award.
Additional Limitations
The grant of any award under the EI Plan may also be subject to such other provisions as the Plan Committee in its sole discretion determines appropriate, including, without limitation, provisions for the forfeiture of, or restrictions on resale or other disposition of, Common Stock acquired under any form of award, provisions for the acceleration of exercisability or vesting of awards (subject to the provisions of the EI Plan), provisions to comply with federal and state securities laws, or conditions as to the participant’s employment in addition to those specifically provided for under the EI Plan. Participants may be required to comply with any timing or other restrictions with respect to the payment, settlement or exercise of an award, including a window-period limitation, as may be imposed in the sole discretion of the Plan Committee.
Amendment, Termination and Duration of the Plan
The Plan Committee may at any time: (i) amend, modify, terminate or suspend the EI Plan, and (ii) alter or amend any or all award agreements to the extent permitted by the EI Plan and applicable law. Amendments of the EI Plan are subject to the approval of the shareholders of the Company only as required by applicable law, regulation or stock exchange requirement. The EI Plan will remain in effect until all stock subject to it is distributed or all awards have expired or lapsed, whichever is latest to occur, or the EI Plan is earlier terminated by the Plan Committee. No awards may be granted under the EI Plan after the fifth anniversary of its effective date.
Indemnification. The EI Plan contains an indemnification provision for Plan Committee members.
2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”)
The 2004 Plan provided for awards of options to officers, directors and key employees designated by the Compensation Committee to purchase Common Stock of the Company (including options designated as incentive stock options under Section 422 of the Code, and options not so designated), restricted stock and non-restricted stock (outside directors may be awarded options only). A total of 2,750,000 shares of Common Stock were reserved for the grant of options and awards of Common Stock under the 2004 Plan for all eligible plan participants. No award may be granted under the 2004 Plan after July 10, 2008, the date the EI Plan became effective.
Acceleration of Vesting/Exercise Period
Subject to the following, options and restricted stock generally vest ratably over five years, commencing on the first anniversary of the date of grant. With respect to awards of options (other than awards to outside directors, which is discussed below), upon retirement (as defined in the Company’s 401(k) plan), Disability (as defined in the 2004 Plan) or death (either while employed or within the year after retirement), all unexercised options vest, and may be exercised for up to one year (unless provided otherwise in an option agreement evidencing the award) or the term of the unexpired option, if earlier; unless otherwise provided in an option agreement or the Company’s Change in Control Plan, (i) if a participant’s employment is terminated for reasons other than Cause (as defined in the 2004 Plan), vested unexercised options may be exercised within 30 days of termination, or the term of the unexpired option, if earlier, and (ii) if a participant’s employment is terminated for any other reason, all options are cancelled as of the termination date.

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
For a more complete description of the 2004 Plan, see the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.
2008 Outstanding Equity Awards at Fiscal Year End
The following table sets forth information with respect to outstanding equity awards for the NEOs as of December 31, 2008 (the table does not include equity grants made in 2009).

	Option Awards						Stock Awards
												Equity
											Equity	Incentive
					Equity						Incentive	Plan Awards:
					Incentive						Plan Awards:	Market or
					Plan Awards:						Number of	Payout Value
	Number of		Number of		Number of					Market Value	Unearned	of Unearned
	Securities		Securities		Securities			Number of		of Shares or	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Shares of		Units of Stock	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option	Option	Units of Stock		that have not	Rights that	Rights that
	Options (#)		Options (#)		Unearned	Exercise	Expiration	that have not		Vested	have not	have not
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date	Vested (#)		($)(5)	Vested(#)	Vested(#)
Bruce Crain	36,000	(1)	64,000	(1)		16.05	12/04/17
	4,000	(2)	16,000	(2)		16.05	12/04/17
	20,000	(3)	80,000	(3)		14.83	12/04/17
								63,750	(4)	189,338
Anthony Cappiello	10,000	(6)				13.74	11/01/15
	5,340	(7)	21,360	(7)		16.77	12/27/17
								3,120	(8)	9,266
Marc Goldfarb	20,000	(6)				11.52	12/26/15
	4,940	(7)	19,760	(7)		16.77	12/27/17
								2,880	(8)	8,554
Michael Levin	200,000	(9)				22.21	12/15/14
	30,033	(7)	60,067	(7)		16.77	12/27/17
								23,200	(8)	68,904
Fritz Hirsch	75,000	(10)				13.05	5/02/15
	6,320	(7)	25,280	(7)		16.77	12/27/17
								3,680	(8)	10,930

(1)	Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 100,000 stock options pursuant to the 2004 Plan at an exercise price of $16.05. Of the foregoing, 80,000 of such options vest ratably over a five year period commencing December 4, 2008, and the remaining 20,000 of such options became fully vested on the six-month anniversary of the commencement date of his employment. All such options are generally exercisable for a period of 10 years from December 4, 2007. If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of all such options will be cancelled or immediately forfeited, as applicable, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, such option will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability, such option will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term. In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the portion of such option will become immediately vested and/or non-forfeitable, as applicable, to the extent that was scheduled to vest within three years of the date of such Change in Control, and the vesting dates of the option that were not scheduled to vest within three years of the date of such Change in Control shall be accelerated by three years. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of such option that was scheduled to vest within three years of the date of termination, and which did not vest as described above, shall become vested and exercisable on the date of such Change in Control, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. The acceleration provisions described above are referred to as the “Crain Acceleration Provisions”.

(2)	Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 20,000 stock options outside of the 2004 Plan (due to grant limitations therein) at an exercise price of $16.05. These options vest ratably over a five-year period, commencing on December 4, 2008, and are generally exercisable for 10 years from December 4, 2007. The Crain Acceleration Provisions apply to these options.

(3)	Pursuant to the terms of the Crain Agreement, on January 4, 2008, Mr. Crain was awarded 100,000 stock options under the 2004 Plan at an exercise price of $14.83. These options vest ratably over a five-year period, commencing on December 4, 2008, and are generally exercisable for 10 years from December 4, 2007. The Crain Acceleration Provisions apply to these options.

(4)	Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 85,000 shares of restricted stock pursuant to the 2004 Plan, which vest ratably over a four-year period commencing December 4, 2008. The Crain Acceleration Provisions apply to this grant of restricted stock, but the words “become vested and exercisable” should be replaced by the words “become non-forfeitable”.

(5)	Calculated using the closing price of the Company’s Common Stock on December 31, 2008 of $2.97.

(6)	The referenced options were granted under the 2004 Plan 90 days following the commencement of employment of the relevant individual. Under the original grant terms, all of the referenced options vest and become exercisable ratably over five years (20% per year) commencing on the first anniversary of the date of grant, however, all such options were deemed vested as of December 28, 2005. In the event of retirement, disability or death of the option holder while in the employ of the Company or within one year after such date, all such unexercised options will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If the option holder’s employment is terminated for any other reason, any unexercised options will be cancelled and deemed terminated immediately, except that if employment is terminated by the Company for other than “Cause” (as defined in the 2004 Plan), all unexercised options, to the extent vested, may be exercised within 30 days of the termination date (or the option period, if shorter). In the event of any change in the outstanding Common Stock, as specified in the plan, the committee administering the plan may adjust the aggregate number of shares available for awards under the plan, the exercise price of any options granted under the plan, and any or all other matters deemed appropriate by such committee, including, without limitation, accelerating the exercise period pertaining to any award thereunder. In connection with a Business Combination (as defined in the 2004 Plan), such committee, in its sole discretion, may provide for, among other things, the substitution for such awards of new awards covering the stock of a successor corporation (or a parent or subsidiary thereof), with appropriate adjustments as to the number and kind of shares and exercise prices, or the acceleration of the exercise period pertaining to any award. The foregoing provisions are referred to as the “Acceleration Provisions”. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(7)	The referenced options were granted under the 2004 Plan on December 27, 2007 (total grant of: 26,700 options to Mr. Cappiello; 24,700 options to Mr. Goldfarb; 90,100 options to Mr. Levin; and 31,600 options to Mr. Hirsch), vest ratably over a five-year period (other than with respect to Mr. Levin, whose options vest over a three-year period) commencing December 27, 2008, and are generally exercisable for a period of 10 years from the date of grant. The Acceleration Provisions are applicable to these grants. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above). Mr. Cappiello left the employment of the Company as of January 30, 2009.

(8)	The restricted stock was granted under the 2004 Plan on December 27, 2007 (total grant of: 3,900 shares to Mr. Cappiello; 3,600 shares to Mr. Goldfarb; 34,800 shares to Mr. Levin; and 4,600 shares to Mr. Hirsch), and vests ratably over a five-year period (other than with respect to Mr. Levin, whose restricted stock vests over a three-year period) commencing December 27, 2008. All non-vested restricted stock is forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, generally five years from the date of grant, except in the event of retirement, Disability (as defined in the 2004 Plan) or death, in which case all restrictions lapse as of the date of the relevant event. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above). Mr. Cappiello left the employment of the Company as of January 30, 2009.

(9)	The referenced options were granted on December 15, 2004 (100,000 of such options under the 2004 Plan and 100,000 of such options outside of such plan, due to grant limitations therein), and vest ratably over a three-year period commencing December 15, 2005, however, all such options were deemed vested as of December 28, 2005. All such options are generally exercisable for a period of 10 years from the date of grant. If the employment of Mr. Levin is terminated by reason of his disability or death, any outstanding unexercised portion of the options may be exercised by Mr. Levin’s legal representatives, estate, legatee(s) or permitted transferee(s), as applicable, for up to one (1) year after such termination or the stated term of the option, whichever period is shorter. If the employment of Mr. Levin is terminated for Cause or by Mr. Levin without Good Reason (each as defined in his employment agreement), any outstanding unexercised portion of the options will be cancelled and deemed terminated as of the date of his termination. If Mr. Levin’s employment is terminated without Cause or by Mr. Levin with Good Reason, any outstanding unexercised portion of the options may be exercised by Mr. Levin or his permitted transferee(s), as applicable, for up to six months after such termination or the stated term of the option, whichever period is shorter. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(10)	The referenced options were granted under the 2004 Plan on May 2, 2005, vest ratably over a five-year period commencing May 5, 2006, however, all such options were deemed vested as of December 28, 2005, and are generally exercisable for a period of 10 years from the date of grant. The Acceleration Provisions are applicable to these grants. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

2008 Option Exercises and Stock Vested
The following table sets forth the number of shares of Company Common Stock acquired by NEOs during 2008 upon the exercise of options and the number of shares with respect to which restrictions on restricted stock held by NEOs lapsed as of December 31, 2008.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)	Vesting (#)	on Vesting ($)
Bruce Crain	n/a	n/a	21,250	32,725
Anthony Cappiello	n/a	n/a	780	2,449
Marc Goldfarb	n/a	n/a	720	2,261
Fritz Hirsch	n/a	n/a	920	2,889
Michael Levin	n/a	n/a	11,600	36,424

(1)	For all but Mr. Crain, aggregate dollar amount realized upon vesting computed using the closing price for the Company’s Common Stock on December 29, 2008 on the NYSE ($3.14), the next business day after the applicable vesting date of December 27, 2008. For Mr. Crain, aggregate dollar amount realized upon vesting computed using the closing price for the Company’s Common Stock on December 5, 2008 on the NYSE, the applicable vesting date ($1.54).
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Our named executive officers may receive compensation in connection with the termination of their employment. The nature and amount of such compensation depend on whether their employment terminates as a result of: (i) death; (ii) disability; (iii) retirement; (iv) termination by the Company without cause (either in connection with a Change in Control or not) or termination by the executive with good reason; or (v) termination by the Company for cause or termination by the executive without good reason. Estimates of the compensation that each of our named executive officers would be entitled to receive under each of these termination circumstances is described in the following tables, assuming that their employment terminated on December 31, 2008, the last business day of such year (note that the employment of Mr. Cappiello did not terminate until January 30, 2009, and the Change in Control Plan was terminated on February 24, 2009). In addition, the following tables do not reflect additional or alternate payments or benefits provided under individual employment agreements between the Company and each of Messrs. Crain, Cappiello and Levin, which are discussed separately below under the caption “Individual Termination/Change in Control Arrangements”. Further, the following tables do not include payments under the Company’s (or its subsidiaries’) 401k plans, or the Company’s life insurance or disability plans, as these plans are available to all salaried employees generally and do not discriminate in scope, terms or operation, in favor of our executive officers.
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

For a description of: (i) triggering events that provide for payments and benefits set forth in the following tables; (ii) payment schedules and duration with respect to such payments and benefits; and (iii) how appropriate payment and benefit levels are determined under such triggering events, please see the section captioned “Termination of Employment and Change in Control Arrangements” above, which set forth such matters in detail. The value of option acceleration is equal to the difference between the market price of the Company’s Common Stock on December 31, 2008 ($2.97) and the exercise price of the relevant options, multiplied by the number of options that would accelerate as a result of the triggering event. As the exercise prices of all outstanding options held by NEOs as of December 31, 2008 were in excess of this amount (as set forth in the “2008 Outstanding Equity Awards at Fiscal Year End” table above), no amounts are recognized in the tables below with respect to any option acceleration triggered by qualified terminations. The value of the restricted stock acceleration in the tables below is equal to the market price of the Company’s Common Stock on December 31, 2008 multiplied by the number of shares of restricted stock that become vested or non-forfeitable as a result of the triggering event.
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

	First Period				Second Period
		Acceleration				Acceleration
		of Vesting				of Vesting
NEO	Cash($)(1)	($)(2)	Other($)(4)	Total($)	Cash($)(1)	($)(2)(3)	Other($)(5)	($)Total
Anthony Cappiello	529,500	2,317	40,445	572,262	264,750	0	26,963	291,713
Marc Goldfarb	487,620	2,138	40,445	530,203	243,810	0	26,963	270,773
Fritz Hirsch	586,500	2,732	38,616	627,848	293,250	0	25,744	318,994

*	The Change in Control Plan was terminated on February 24, 2009. If a participant’s employment with the Company was terminated by the Company without “Cause” (as defined in the Change in Control Plan) or by the participant for “Good Reason” (as defined in the Change in Control Plan) (each, a “Qualifying Termination”) during the period commencing six months prior to and ending two years after a Change in Control (defined in the Change in Control Plan), the benefits under such plan apply. The definition of a “Change in Control” is generally described in the section captioned “Termination of Employment and Change in Control Arrangements” above. Neither Mr. Crain nor Mr. Levin participated in the Change in Control Plan.

(1)	If the Qualifying Termination occurs during the six-month period preceding or the one-year period following the Change in Control (the “First Period”), the participant is entitled to an amount equal to 150% of the participant’s “Current Total Annual Compensation”; and if the Qualifying Termination occurs during the second year after the Change in Control (the “Second Period”), the participant is entitled to an amount equal to 75% of the participant’s Current Total Annual Compensation. “Current Total Annual Compensation” is the sum of the following amounts: (A) the greater of a participant’s highest rate of annual salary during the calendar year in which his employment terminates or such participant’s highest rate of annual salary during the calendar year immediately prior to the year of such termination; (B) the greater of a participant’s annual bonus compensation earned in respect of each of the two most recent calendar years immediately preceding the calendar year in which the participant’s employment terminated; and (C) the amount of the employer’s contribution to the participant’s 401(k) account for the last full year prior to such termination.

(2)	Because the exercise price of all of the unvested options held by the NEOs as of December 31, 2008 ($16.77) exceeds the market price of the Company’s Common Stock on December 31, 2008 ($2.97), no value is attributable to the acceleration of stock options in either the First Period or the Second Period based on a triggering event occurring on December 31, 2008. As a result, the numbers shown in the table, if any, represent the value of the acceleration of the vesting of unvested restricted stock held by the NEOs in the table as of December 31, 2008.

(3)	As the outstanding unvested restricted stock held by the NEOs in the table was granted on December 27, 2007, and vests ratably over a 5-year period, commencing on December 27, 2008, the acceleration of the vesting period of such restricted stock during the Second Period would not result in the vesting of any of such restricted stock with respect to a termination on December 31, 2008, the assumed date of the triggering event for purposes of this table.

(4)	Represents cost to the Company for each of Messrs. Cappiello, Goldfarb and Hirsch: (i) to remain on the Company’s health and dental insurance plan ($20,645, $20,645 and $24,234, respectively), during the 18 months following the qualifying termination, and (ii) for car allowance and related reimbursements ($19,800, $19,800 and $14,382, respectively), for 18 months following the qualifying termination.

(5)	Represents cost to the Company for each of Messrs. Cappiello, Goldfarb, and Hirsch: (i) to remain on the Company’s health and dental insurance plan ($13,763, $13,763 and $16,156, respectively), during the 12 months following the qualifying termination, and (ii) for car allowance and related reimbursements ($13,200, $13,200 and $9,588, respectively), during the 12 months following the qualifying termination.
Termination as a Result of Retirement, Disability or Death*

	Option	Restricted Stock
NEO	Acceleration(1)	Acceleration	Total
Anthony Cappiello	$0	$9,266	$9,266
Marc Goldfarb	$0	$8,554	$8,554
Fritz Hirsch	$0	$10,930	$10,930
Michael Levin	$0	$68,904	$68,904

*	As described above, the table does not include disability compensation under the Company’s disability benefit plans, death benefits under the Company’s life insurance plans, or amounts payable under the Company’s or its subsidiaries’ 401k plans. NEOs are not otherwise entitled to compensation in the event of death, disability or retirement beyond compensation and benefits accrued at the time of such event and the accelerated vesting of equity awards under the agreements governing such awards (other than Mr. Crain, whose compensation in the event of death, disability or retirement is governed by the terms of his individual employment agreement with the Company). Generally, upon retirement (as defined in the Company’s or its subsidiaries’ 401(k) plan), Disability (as defined in the 2004 Plan) or death (either while employed or within the year after retirement), all unexercised options vest, and may be exercised for up to one year or the term of the unexpired option, if earlier, and all the restrictions on restricted stock lapse. As of December 31, 2008, no equity had been awarded to any NEO under the EI Plan.

(1)	Because the exercise price of all of the unvested options held by the NEOs in the table as of December 31, 2008 ($16.77) exceeds the market price of the Company’s Common Stock on December 31, 2008 ($2.97), no value is attributable to the acceleration of stock options based on a triggering event occurring on December 31, 2008.
Terminations Under the Severance Policy*

NEO	Cash	Other Benefits(1)	Total
Marc Goldfarb (2)	$216,720	$11,375	$228,095
Fritz Hirsch (3)	$391,000	$16,156	$407,156

*	If the employment of an NEO with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan), such NEO is entitled to the benefits of the Severance Policy (other than Messrs. Crain, Cappiello, and Levin, whose individual employment agreements govern such terminations). In order to receive the payments and benefits provided by the Severance Policy, the participant must execute the Company’s General Release, described in “Severance Policy” under the section captioned “Termination of Employment and Change-In-Control Arrangements” above. In the event that an NEO is due payments and benefits under both the Severance Policy and the Change in Control Plan, such participant will receive the greater of the benefits and payments, determined on an item-by-item basis.

(1)	Represents cost to the Company for each of Messrs. Goldfarb and Hirsch: (i) to remain on the Company’s health and dental insurance plan ($9,175 and $16,155, respectively), during the applicable severance period, and (ii) for car allowance and related reimbursements ($2,200 and $1,598, respectively), for 60 days following termination in the case of Mr. Goldfarb and 12 months in the case of Mr. Hirsch.

(2)	Represents 8 month’s of severance under the Severance Policy, which is the minimum amount Mr. Goldfarb is entitled to pursuant to his employment arrangement with the Company. See “Employment Agreements and Arrangements” above. In addition, if the employment of Mr. Goldfarb is terminated in connection with the consummation of certain corporate transactions (but not in connection with a Change in Control), the severance payments and benefits applicable to him will be extended by an additional 4 months up to a maximum of 12 months.

(3)	Mr. Hirsch’s severance benefit period equals the longer of (i) the period ending December 31, 2009 or (ii) the period ending twelve months from the date of termination, and he is entitled to the continuation of his company car benefit for the duration of the severance period. In addition, Mr. Hirsch is entitled to the benefits of the Severance Policy in the event that he terminates his employment for “Good Reason,” modified as described under “Employment Agreements and Arrangements” above.
Individual Termination/Change in Control Arrangements
Mr. Crain
Assuming that an appropriate triggering event took place on December 31, 2008, Mr. Crain would have been entitled to the following payments and benefits pursuant to the Crain Agreement (Mr. Crain does not participate in the Company’s Change-in-Control Plan or Severance Policy), described in detail in the section captioned “Employment Contracts and Arrangements” above. The value of the option acceleration is equal to the difference between the market price of the Company’s Common Stock on December 31, 2008 ($2.97) and the exercise price of the relevant options multiplied by the number of options that would accelerate as a result of the termination. As the exercise prices of all outstanding options held by Mr. Crain as of December 31, 2008 were in excess of this amount, no amounts are recognized below with respect to any option acceleration triggered by qualified terminations. The value of the restricted stock acceleration is equal to the market price of the Company’s Common Stock on December 31, 2008 multiplied by the number of shares of restricted stock that become vested or non-forfeitable as a result of the termination. In addition to the total amounts set forth below, Mr. Crain is entitled to director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter in an annual amount equal to at least the greater of $5.0 million or the coverage provided to any other present or former senior executive or director of the Company. No incremental expense will be incurred to provide this benefit. The benefits described in the event of a Change of Control apply whether or not Mr. Crain is terminated as a result thereof. Note that SARs granted to Mr. Crain in 2009 would not be taken into account with respect to a deemed termination on December 31, 2008, and are therefore excluded from the following analysis.
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

(ii) $100,000 in respect of incentive compensation amounts (under the Crain Agreement, in the event of a termination without Cause only, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year);
(iii) $510, representing the cost to the Company for continued life insurance coverage for Mr. Crain for a period of six months following termination;
(iv) $6,386, representing the cost to the Company for Mr. Crain to remain on the Company’s health and dental insurance plan through the first anniversary of his termination;
(v) $10,000, representing the maximum amount payable for outplacement services for a period of six months following termination; and
(vi) $126,225, representing restricted stock acceleration (as all options held by Mr. Crain on December 31, 2008 have exercise prices in excess of the market price of the Company’s Common Stock on such date, no amounts would have been recognized in respect of options acceleration caused by the triggering event);
for a total of $518,121.
C. Termination by the Company as a result of Disability (as defined in the Crain Agreement), assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:
(i) $4,675,000, representing long-term disability benefits equal to 50% of Mr. Crain’s base salary for an assumed period of seventeen years (until Mr. Crain reaches retirement age).
(ii) $100,000 in respect of incentive compensation amounts (under the Crain Agreement, in the event of a termination as a result of Disability, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year); and
(iii) $126,225, representing restricted stock acceleration (as all options held by Mr. Crain on December 31, 2008 have exercise prices in excess of the market price of the Company’s Common Stock on such date, no amounts would have been recognized in respect of options acceleration caused by the triggering event);
for a total of $4,901,225.
D. Termination by the Company as a result of death, assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:
(i) $1,100,000 representing life insurance benefits equal to 200% of his base salary;
(ii) $100,000 in respect of incentive compensation amounts (under the Crain Agreement, in the event of a termination as a result of his death, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year); and
(iii) $126,225, representing restricted stock acceleration (as all options held by Mr. Crain on December 31, 2008 have exercise prices in excess of the market price of the Company’s Common Stock on such date, no amounts would have been recognized in respect of options acceleration caused by the triggering event);
for a total of $1,326,225.
E. Change of Control (as defined in the Crain Agreement), whether or not a termination of employment occurs: $189,338, representing restricted stock acceleration (as all options held by Mr. Crain on December 31, 2008 have exercise prices in excess of the market price of the Company’s Common Stock on such date, no amounts would have been recognized in respect of options acceleration caused by the triggering event).

F. Change of Control occurring within six months following a termination without Cause (in addition to the amounts and benefits described in Item “B” above for the termination without Cause): $63,113, representing additional restricted stock acceleration (as all options held by Mr. Crain on December 31, 2008 have exercise prices in excess of the market price of the Company’s Common Stock on such date, no amounts would have been recognized in respect of options acceleration caused by the triggering event).
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
Mr. Cappiello
Assuming that Mr. Cappiello’s employment with the Company was terminated on December 31, 2008 for any reason other than cause, except in the case of his own voluntary resignation or in connection with a Change in Control in the Company (as defined in the Change in Control Plan, in which Mr. Cappiello is a participant), Mr. Cappiello would have been entitled to the following payments and benefits pursuant to his employment agreement with the Company, described in detail in “Employment Agreements and Arrangements” above.
A. $308,877, which is comprised of $29,417 for each of the first 8 months following such termination ($235,333); $22,063 for each of months 9 and 10 following such termination ($44,126); and $14,709 for each of months 11 and 12 following such termination ($29,418), paid in accordance with the provisions of the Severance Policy; and

B. $28,675, representing the cost to the Company (x) for Mr. Cappiello to remain on the Company’s health and dental insurance plan ($15,475) during the 12 months following the termination, and (y) for his car allowance ($13,200) for 12 months following the termination;
for a total of $337,552
In addition, if Mr. Cappiello’s employment was terminated as of December 31, 2008 in connection with the consummation of certain corporate transactions (but not in connection with a Change in Control), the severance payments and benefits applicable to Mr. Cappiello for the first eight months following his termination would have been extended for months 9 through 12 (an additional $44,124 in cash).
In order for Mr. Cappiello to receive the payments and benefits set forth above, he must execute the Company’s General Release, described under “Severance Policy” above.
The acceleration of equity awards in the event of Mr. Cappiello’s retirement, disability or death are set forth in the table captioned “Termination in the Event of Retirement, Disability or Death” above. No acceleration of equity awards is triggered by a termination without cause. Payments and benefits applicable to Mr. Cappiello in the event of a termination covered by the Change in Control Plan are set forth in the table captioned “Termination as a Result of a Change in Control Under the Change in Control Plan” above ($381,676).
Mr. Cappiello left the employment of the Company as of January 30, 2009. In connection therewith, he will receive the benefits pertaining to a termination without Cause in connection with the consummation of certain corporate transactions as described above.
Mr. Levin
Assuming that an appropriate triggering event took place on December 31, 2008, Mr. Levin would have been entitled to the following payments and benefits pursuant to his employment agreement with the Company (Mr. Levin does not participate in the Company’s Change-in-Control Plan or Severance Policy), described in detail in the section captioned “Employment Contracts and Arrangements” above.
Under the terms of Mr. Levin’s employment agreement, either party may elect, upon at least 180 days prior written notice, to terminate the agreement prior to the expiration of the term. The Company is entitled to terminate Mr. Levin at any time during this 180 day period, provided that Mr. Levin continues to receive his base salary and continues his participation in the IC program and all other benefits and perquisites for the remainder of such period. Except for the 180 day notice period, the Company has no severance obligation to Mr. Levin, irrespective of the reason for the termination, nor shall he have any mitigation duties or obligations. If his employment is terminated due to death or disability, any IC Award will be prorated based on the number of days that he was employed during the year based on actual performance through the remainder of the relevant year. As a result, in the event that that employment of Mr. Levin terminated on December 31, 2008 (i.e., the requisite notice was given 180 days beforehand), he would be entitled to; (i) no additional base salary, (ii) no amounts in respect of incentive compensation (he received no incentive compensation for 2008), and (iii) no further continuation of benefits. The acceleration of equity awards in the event of Mr. Levin’s retirement, disability or death are set forth in the table captioned “Termination in the Event of Retirement, Disability or Death” above. No acceleration of equity awards is triggered by a termination without cause.
In the event that the notice of termination was given to Mr. Levin on December 31, 2008, he would be entitled to the following benefits:
(i) $237,500, representing 100% of his annual base salary for a period of 180 days following notice of termination;
(ii) no incentive compensation amounts with respect to 2008 (based on actual performance for the year, no incentive compensation results were earned by Mr. Levin for 2008), and no incentive compensation amounts with respect to 2009 (a participant in the IC Program must be employed on the payment date of awards thereunder to be entitled to any payment, and, based on an assumed December 31, 2008 notice of termination, Mr. Levin would not be so employed with respect to payments pertaining to 2009);

(iii) $1,688, representing the cost to the Company for Mr. Levin to remain on the Company’s health and dental insurance plan 180 days following notice of termination; and
(iv) $17,930, representing the cost to maintain the other perquisites to which Mr. Levin is entitled for 180 days following notice of termination. See footnote 7 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Crain during 2008;
for a total of $257,118
The acceleration of equity awards in the event of Mr. Levin’s retirement, disability or death are set forth in the table captioned “Termination in the Event of Retirement, Disability or Death” above. No acceleration of equity awards is triggered by a termination without cause.
2008 Director Compensation (1)

							Change in
							Pension Value
							and
	Fees					Non-Equity	Nonqualified
	Earned or		Stock	Option		Incentive Plan	Deferred	All Other
	Paid in		Awards	Awards(3)(4)(5)		Compensation	Compensation	Compensation	Total
Name	Cash ($)(2)		($)	($)		($)	Earnings ($)	($)	($)
Raphael Benaroya	77,750		n/a	41,411		n/a	n/a	n/a	119,161
Mario Ciampi	58,500		n/a	24,101		n/a	n/a	n/a	82,601
Fred Horowitz	75,000		n/a	41,411		n/a	n/a	n/a	116,411
Lauren Krueger	65,750	(6)	n/a	24,101		n/a	n/a	n/a	89,851
Daniel Posner	10,000	(6)	n/a	(216)	*	n/a	n/a	n/a	9,784
Salvatore Salibello	65,750		n/a	41,411		n/a	n/a	n/a	107,161
John Schaefer	45,250		n/a	4,361		n/a	n/a	n/a	49,611
Michael Zimmerman	56,000		n/a	41,411		n/a	n/a	n/a	97,411

*	Represents the amount of compensation cost disclosed in 2007 in the 2007 Director Compensation Table, which such amount was deducted in the table above as a result of the forfeiture of stock options with respect to Mr. Posner’s resignation from the Board during 2008.

(1)	Mr. Schaefer became a director on February 14, 2008, filling the position vacated by Mr. Posner as a Laminar designee. Mr. Crain is not included in the table, as he received no additional compensation for his service as a director. Ms. Krueger disclaims beneficial ownership of the option awards pertaining to her service as director.

(2)	Reflects board retainer fees and board and committee attendance fees.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2008 in accordance with FAS 123(R). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the directors. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. As Mr. Posner retired from the Board during 2008, all outstanding unexercised vested options held by him were cancelled 30 days following such event (3,000), and all unvested stock options held by him (12,000) were cancelled upon such retirement. Mr. Posner was not granted options in 2008. Amounts for 2008 include amounts recognized from issuances of options in prior years. Assumptions used in determining the 123(R) values for options issuances in 2008 and 2007 are described in footnote 17 to the Notes to Consolidated Financial Statements in the 2008 10-K or the 2007 10-K, respectively. Assumptions used in determining the FAS 123(R) values for issuances in 2006 can be found in the 2006 10-K, in footnote 18 to the Notes to Consolidated Financial Statements.

(4)	The full grant date fair value of each option award to non-employee directors in 2008, as calculated under FAS 123(R) for financial statement reporting purposes, is shown in the table below captioned “Director Option Values for 2008”. The accounting charge reported in the table above excludes a substantial portion of the fair value of such options to reflect that the vesting of such options occurs in future years; such charges also include amounts with respect to options awarded in prior years to reflect the fact that vesting occurs in 2008. The table below also sets forth the amount included in the “Option Awards” column in the table above with respect to prior-year grants and this year’s grant. Assumptions used in determining the 123(R) values for options issuances in 2008 and 2007 are described in footnote 17 to the Notes to Consolidated Financial Statements in the 2008 10-K or the 2007 10-K, respectively. Assumptions used in determining the FAS 123(R) values for issuances in 2006 can be found in the 2006 10-K, in footnote 18 to the Notes to Consolidated Financial Statements.
Director Option Values for 2008

	Grant Date Fair Value of	Amount Reported in 2008 Attributable to:
Director	2008 Awards	Prior-Year Awards		2008 Awards
Raphael Benaroya	$7,080	$37,050		$4,361
Mario Ciampi	$7,080	$19,740		$4,361
Fred Horowitz	$7,080	$37,050		$4,361
Lauren Krueger	$7,080	$19,740		$4,361
Daniel Posner*	n/a	$(216	)*	n/a
Salvatore Salibello	$7,080	$37,050		$4,361
John Schaefer	$7,080	$0		$4,361
Michael Zimmerman	$7,080	$37,050		$4,361

*	Represents the amount of compensation cost disclosed in 2007 in the 2007 Director Compensation Table, which such amount was deducted in the table above as a result of the forfeiture of stock options with respect to Mr. Posner, who retired from the Board during 2008.
Each non-employee director (other than Mr. Posner, who had previously resigned from the Board) received an option for 15,000 shares on July 10, 2008 at an exercise price of $7.28 per share, which vests ratably over a five-year period commencing July 10, 2009. Each of Messrs. Benaroya, Ciampi, Horowitz, Posner, Salibello and Zimmerman received an option for 15,000 shares on December 27, 2007 at an exercise price of $16.77 per share, which vests ratably over a five-year period commencing December 27, 2008. Each of Messrs. Benaroya, Horowitz, Salibello and Zimmerman received an option for 15,000 shares on November 1, 2006 at an exercise price of $15.05 per share, which vests ratably over a five-year period commencing November 1, 2007. Mr. Benaroya received an option for 15,000 shares on May 4, 2005 at an exercise price of $13.06 per share, which vested in full as of December 28, 2005.

(5)	Outstanding option awards at December 31, 2008 for each person who was a director in 2008 (other than Mr. Crain, who had 220,000 options outstanding and 85,000 shares of restricted stock outstanding on such date, as shown in the “2008 Outstanding Equity Awards at Fiscal Year End” table above) are as follows:

	Outstanding Option	Vested Portion of Outstanding
Name	Awards at 12/31/08	Option Awards at 12/31/08
Raphael Benaroya	60,000	24,000
Mario Ciampi	30,000	3,000
Fred Horowitz	45,000	9,000
Lauren Krueger	30,000	3,000
Daniel Posner	n/a	n/a
Salvatore Salibello	45,000	9,000
John Schaefer	15,000	-0-
Michael Zimmerman	45,000	9,000

(6)	Each individual waived director’s fees until October 1, 2007. Such fees were paid in each case directly to D. E. Shaw & Co., L.P.
Directors who are employees of the Company receive no additional compensation for services as a director (for this reason, Mr. Crain, who served as a director during 2008, is not included in the foregoing tables); however, all directors are reimbursed for out-of-pocket expenses incurred in connection therewith. In addition, the following compensation arrangements apply to each director who is not an officer or other employee of the Company (“Non-Employee Directors”): (i) an annual retainer for service as a director of $15,000; (ii) a fee for attendance at each Board meeting of $1,250, except that the Chairman of the Board, if any, receives $2,000 for each Board meeting attended; (iii) a fee for attendance at each Audit Committee meeting of $1,500, except that the Chairman of the Audit Committee receives $2,000 for each Audit Committee meeting attended; and (iv) a fee for attendance at each Board committee meeting, other than the Audit Committee, of $1,250, except that the Chairman of such committee receives $2,000 for each committee meeting attended. In addition, Non-Employee Directors are entitled to reimbursement of $2,000 per day for participation in any directors’ retreat attended during the year (there were none during 2008). Further, it is the current intention of the Board to grant to each Non-Employee Director, on the date of each Annual Meeting of Shareholders immediately following which such Non-Employee Director is serving on the Board, awards under the Company’s Equity Incentive Plan with an aggregate value on the date of grant consistent with the Board’s then-current policy, to the extent such awards are available for issuance under such plan.
Prior to the adoption of the Equity Incentive Plan as of July 10, 2008, Non-Employee Directors were eligible to receive non-qualified stock options under the Company’s 2004 Plan. See “Equity Incentive Plan” above for a description of the material terms of the EI Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth, as of April 25, 2009, the shares of Common Stock beneficially owned by each director and nominee for director of the Company, each named executive officer of the Company and by all directors and executive officers of the Company as a group. None of the shares of Common Stock beneficially owned by directors or nominees as set forth in the table below constitute directors’ qualifying shares nor have any of the shares set forth in the table below been pledged as security.

			Shares of
			Common Stock		Total Shares of
Name of Director, Officer	Shares of Common		Acquirable		Common Stock	Percentage of
or	Stock Beneficially		Within 60		Beneficially	Outstanding
Identity of Group	Owned(1)(14)		Days(2)(14)		Owned(14)	Common Stock
Raphael Benaroya	18,405	(3)	24,000	(4)	42,405		*
Anthony Cappiello(5)	11,404		15,340		26,744		*
Mario Ciampi	-0-		3,000	(6)	3,000		*
Bruce G. Crain(7)	93,432		60,000		153,432		*
Marc S. Goldfarb(8)	12,032		24,940		36,972		*
Fritz Hirsch(9)	4,600		81,320		85,920		*
Frederick Horowitz	-0-		9,000	(4)	9,000		*
Lauren Krueger	-0-		3,000	(10)	3,000		*
Michael Levin(11)	34,800		230,033		264,833	1.2%
Salvatore Salibello	5,000		9,000	(4)	14,000		*
John Schaefer	-0-		-0-	(12)	-0-		*
Michael Zimmerman(13)	4,399,733		9,000	(4)	4,408,733	20.5%
All directors and officers as a group (14) persons	4,584,006		455,493		5,039,499	23.0%

*	Less than 1%.

(1)	Each individual has the sole power to vote and dispose of the shares of Common Stock set forth in the table, except as provided in footnote 13 below.

(2)	Consists of shares subject to stock options granted by the Company that are exercisable within 60 days of April 25, 2009.

(3)	Excludes 315 shares owned by Mr. Benaroya’s wife, of which Mr. Benaroya disclaims beneficial ownership.

(4)	Excludes 36,000 options not exercisable within 60 days of April 25, 2009.

(5)	Excludes 3,120 shares of restricted stock forfeited by Mr. Cappiello immediately following the termination of his employment with the Company as of January 30, 2009; all exercisable options set forth in the table will expire to the extent they are not exercised by May 1, 2009 (all other options held by Mr. Cappiello have been forfeited).

(6)	Excludes 27,000 options not exercisable within 60 days of April 25, 2009.

(7)	Includes 63,750 shares of restricted stock whose restrictions have not lapsed as of April 25, 2009, but with respect to which Mr. Crain has sole voting power; excludes 160,000 options not exercisable within 60 days of April 25, 2009; and excludes (i) 114,943 stock appreciation rights, which are all vested but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and (ii) 150,000 stock appreciation rights that are not exercisable within 60 days of April 25, 2009, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Crain.

(8)	Includes 2,880 shares of restricted stock whose restrictions have not lapsed as of April 25, 2009, but with respect to which Mr. Goldfarb has sole voting power; excludes 19,760 options not exercisable within 60 days of April 25, 2009; and excludes 50,000 stock appreciation rights that are not exercisable within 60 days of April 25, 2009, and which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Goldfarb.

(9)	Includes 3,680 shares of restricted stock whose restrictions have not lapsed as of April 25, 2009, but with respect to which Mr. Hirsch has sole voting power; excludes 25,280 options not exercisable within 60 days of April 25, 2009, and excludes 25,000 stock appreciation rights that are not exercisable within 60 days of April 25, 2009, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Hirsch.

(10)	Excludes 27,000 options not exercisable within 60 days of April 25, 2009; pursuant to the director’s Form 4 filings, the director has disclaimed beneficial ownership of all options issued in her name, including those set forth in the table.

(11)	Includes 23,200 shares of restricted stock whose restrictions have not lapsed as of April 25, 2009, but with respect to which Mr. Levin has sole voting power; excludes 60,067 options not exercisable within 60 days of April 25, 2009, and excludes 100,000 stock appreciation rights that are not exercisable within 60 days of April 25, 2009, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Levin.

(12)	Excludes 15,000 options not exercisable within 60 days of April 25, 2009.

(13)	See footnote (1) in the “Security Ownership of Certain Beneficial Owners” table set forth below.

(14)	Information provided from public filings of the relevant individuals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth, as of April 25, 2009, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock: (i) the name and address of such owner, (ii) the number of shares beneficially owned, and (iii) the percentage of the total number of shares of Common Stock outstanding so owned.

	Number of Shares		Percent of
Name and Address of Beneficial Owner	Beneficially Owned		Class*
Prentice Capital Management, LP	4,399,733	(1)	20.5%
623 Fifth Avenue New York, NY 10022
Michael Zimmerman	4,408,733	(1)	20.5%
c/o Prentice Capital Management, LP 623 Fifth Avenue New York, NY 10022
D. E. Shaw Laminar Portfolios, L.L.C.	4,402,733	(2)	20.5%
120 West 45th Street, 39th Floor Tower 45 New York, NY 10036
Franklin Advisory Services, LLC	2,133,274	(3)	10.0%
One Parker Plaza, 9th Floor Fort Lee, NJ 07024
Dimensional Fund Advisors LP	1,090,612	(4)	5.1%
1299 Ocean Avenue Santa Monica, CA 90401
Barclays Global Investors, NA.	1,247,784	(5)	5.8%
Barclays Global Fund Advisors 400 Howard Street San Francisco, CA 94105

*	Note that because the beneficial ownership of certain of the shares of Common Stock listed herein is shared by certain of such beneficial owners, as determined pursuant to the rules of the SEC, the percentages set forth in this table aggregate to a higher number than would be reflected without the listing of such shared ownership.

(1)	As reported in a Schedule 13D filed on August 14, 2006 (the “Prentice 13D”) by Prentice Capital Management, L.P. (“PCM”) and Michael Zimmerman as reporting persons and information provided to us by PCM and Mr. Zimmerman subsequent to such filing. PCM serves as investment manager to private investment funds and managed accounts (including Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, S.A.C. Capital Associates, LLC, PEC I, LLC, Prentice Special Opportunities Master, L.P., and Prentice Special Opportunities LP — referred to as the “Managed Entities”), and as such, has voting and dispositive authority over the shares beneficially owned by the Managed Entities, and may therefore be deemed to be the beneficial owner of such shares. Mr. Zimmerman is the managing member of (i) Prentice Management GP, LLC, the general partner of PCM, (ii) Prentice Capital GP, LLC, the general partner of certain investment funds and (iii) Prentice Capital GP II, LLC, the general partner of Prentice Capital GP II, LP, which is the general partner of certain other investment funds. As such, he may be deemed to control PCM and the Managed Entities, and may therefore also be deemed to be the beneficial owner of the shares beneficially owned by such Managed Entities. In addition, PCM and Mr. Zimmerman may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, and have reported shared voting and dispositive power with respect to the shares beneficially owned by the Managed Entities, however, each of PCM and Mr. Zimmerman disclaims beneficial ownership of all such shares. In addition, Mr. Zimmerman was granted options to purchase 15,000 shares of Common Stock on each of November 1, 2006, December 27, 2007 and July 10, 2008 for his service as a director of the Company. Each such grant vests ratably over a 5-year period commencing on the first anniversary of the date of grant. As a result, the number of shares reported in the table as beneficially owned by Mr. Zimmerman includes options to purchase 9,000 shares of Common Stock which are currently vested.

(2)	As reported in a Schedule 13D (the “Laminar 13D”) filed on August 18, 2006 by D. E. Shaw Laminar Portfolios, L.L.C., a Delaware limited liability company (“Laminar”), D. E. Shaw & Co., L.P., a Delaware limited partnership (“DESCO LP”), D. E. Shaw & Co., L.L.C., a Delaware limited liability company (“DESCO LLC”), and David E. Shaw, and information provided to us by Laminar subsequent to such filing. Laminar has the power to vote or to direct the vote of (and the power to dispose or direct the disposition of) the shares listed in the table (“Subject Shares”). DESCO LP, as Laminar’s investment adviser, and DESCO LLC, as Laminar’s managing member, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Subject Shares. As managing member of DESCO LLC, D.E. Shaw & Co. II, Inc., a Delaware corporation (“DESCO II, Inc.”), may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Subject Shares. As general partner of DESCO LP, D.E. Shaw & Co., Inc., a Delaware corporation (“DESCO, Inc.”), may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Subject Shares. None of DESCO LP, DESCO LLC, DESCO, Inc., and DESCO II, Inc. owns any of the Subject Shares directly and each such entity disclaims beneficial ownership of the Subject Shares. David E. Shaw does not own any Subject Shares directly. By virtue of David E. Shaw’s position as president and sole shareholder of DESCO, Inc., which is the general partner of DESCO LP, and by virtue of David E. Shaw’s position as president and sole shareholder of DESCO II, Inc., which is the managing member of DESCO LLC, David E. Shaw may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Subject Shares and, therefore, David E. Shaw may be deemed to be the indirect beneficial owner of the Subject Shares. David E. Shaw disclaims beneficial ownership of the Subject Shares. In addition, Lauren Krueger, a Vice President of an affiliate of Laminar, was granted options to purchase 15,000 shares of Common Stock on each of December 27, 2007 and July 10, 2008 for her service as a director of the Company. Each such grant vests ratably over a 5-year period commencing on the first anniversary of the date of grant. As a result, the number of shares reported in the table as beneficially owned by Laminar includes options to purchase 3,000 shares of Common Stock which are currently vested.

(3)	As reported on Amendment No. 7 to Schedule 13G filed by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisory Services, LLC (“FAS”) with the SEC on February 9, 2009 (the “Franklin 13G/A”). FAS has the sole power to vote or direct the vote with respect to 2,122,274 of the shares covered by the Franklin 13G/A, and the sole power to dispose or direct the disposition of all shares covered by the Franklin 13G/A (2,133,274 shares). The securities reported in the Franklin 13G/A are beneficially owned by one or more open or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (the “Investment Management Subsidiaries”) of FRI. The voting and investment powers held by Franklin Mutual Advisors, LLC (“FMA”), an indirect wholly-owned Investment Management Subsidiary, are exercised independently from FRI and all other Investment Management Subsidiaries, and are consequently reported separately therefrom. The Franklin 13G/A states that each of the Investment Management Subsidiaries, FRI, Charles B. Johnson and Rupert H. Johnson, Jr. (principal shareholders of FRI) may be deemed to be the beneficial owner of the securities covered by the Franklin 13G/A, but each of the foregoing disclaims any pecuniary interest in the securities covered by the Franklin 13G/A. In addition, Charles B. Johnson, Rupert H. Johnson, Jr., FRI, and its affiliates disclaim beneficial ownership of the securities covered by the 13G/A. Furthermore, the Franklin 13G/A states that FRI, Charles B. Johnson, Rupert H. Johnson, Jr., and each of the Investment Management Subsidiaries believe that they are not a “group” within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934 and that they are not otherwise required to attribute to each other the beneficial ownership of the securities held by any of them or by any persons or entities for whom or for which FRI subsidiaries provide investment management services. The clients of the Investment Management Subsidiaries have the right to receive or power to direct the receipt of dividends from, as well as the proceeds from the sale of, the securities reported in the Franklin 13G/A.

(4)	As reported in Amendment No. 2 to Schedule 13G filed on February 9, 2009 by Dimensional Fund Advisors LP (the “Dimensional 13G/A”). Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities described in the Dimensional 13G/A that are owned by the Funds, and may be deemed to be the beneficial owner of such securities. Dimensional has reported the sole power to vote or direct the vote with respect to 1,087,412 of the shares covered by the Dimensional 13G/A, and the sole power to dispose or direct the disposition of all shares covered by the Dimensional 13G/A (1,090,612 shares), however, all securities reported in the Dimensional 13G/A are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, as reported in the Dimensional 13G/A, the interest of any one such Fund does not exceed 5% of the class of such securities.

(5)	As reported in a Schedule 13G filed on February 5, 2009 (the “Barclays 13G”) by the Barclays entities described below. Barclays Global Investors, NA (a bank) has the sole power to vote or direct the vote with respect to 387,051 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 487,142 of the shares covered by the report; Barclays Global Fund Advisors (an investment advisor) has the sole power to vote or direct the vote with respect to 560,869 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 749,581 of the shares covered by the report; and Barclays Global Investors, Ltd (a non-US institution) has the sole power to dispose or direct the disposition with respect to 11,061 of the shares covered by the report. In addition, Barclays Global Investors Japan Limited (a non-US institution), Barclays Global Investors Canada Limited (a non-US institution), Barclays Global Investors Australia Limited (a non-US institution), Barclays Global Investors (Deutschland) AG (a non-US institution), although they report no beneficial ownership, are reporting persons under the Barclays 13G. The Barclays 13G states that the shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
Transactions with Related Persons
Lawrence Bivona, an executive officer of the Company, along with members of his family, established L&J Industries, in Asia. This entity provides quality control services to LaJobi for goods being shipped from Asian ports. The Company has used this service since April 2008. For the year ended December 31, 2008, the Company incurred costs totaling approximately $674,000 related to the services provided, which costs were based on the actual, direct costs incurred by L&J Industries for such individuals plus 5%.
Mr. Bivona has also utilized since April 2008 a portion of one of the Company’s warehouses to store and ship merchandise unrelated to the Company’s business. Mr. Bivona reimburses the Company for expenses incurred in connection with this arrangement. For the year ended December 31, 2008, the Company received reimbursements totaling approximately $111,000, for the space and services provided.
CoCaLo contracts for warehousing and distribution services from a company owned by the estate of the father of Renee Pepys Lowe, an executive officer of the Company, which company is also managed by certain other members of her family and is the employer of Ms. Pepys Lowe’s spouse. From April through December 2008, CoCaLo paid approximately $1.5 million to such company for these services. In addition, CoCaLo rents certain office space from the same company at an annual rental cost of approximately $137,000.

As of August 10, 2006, the Company entered into the IRA with the Prentice Buyers and Laminar, pursuant to which the Company has, subject to specified limitations, agreed to nominate for election with respect to all stockholders meetings or consents concerning the election of members of the Board, two Prentice Directors and two Laminar Directors. The current Prentice Directors are Messrs. Ciampi and Zimmerman. Mr. Ciampi is a partner of Prentice and Mr. Zimmerman is the Managing Member of the general partner of Prentice and the CEO of Prentice. The current Laminar Directors are Mr. Schaefer and Ms. Krueger. Mr. Schaefer was a director of an affiliate of Laminar during 2008 until February 2009, and Ms. Krueger is an executive officer of an affiliate of Laminar. The Company has also granted certain registration rights to the Prentice and Laminar. See the Company’s Current Report on Form 8-K dated August 14, 2006, with respect to further details regarding the IRA.
In addition, D. E. Shaw & Co., L.P. (“DES”), an affiliate and investment advisor of Laminar (which owns approximately 20.5% of the outstanding shares of the Company’s Common Stock), owns a majority equity interest in FAO Schwarz (“FAO”), a customer of the Company’s gift segment prior to its sale as of December 23, 2008, with purchases of approximately $929,000 during the year ended December 31, 2008. Ms. Krueger, a director of the Company and a Laminar designee to the Company’s Board, is a vice president of DES and a director of FAO. Mr. Benaroya, the Chairman of the Board of the Company, is also a consultant for DES and was, until February 2009, the Chairman of the Board of FAO.
The purchase agreement governing the purchase of Kids Line, LLC in 2004 included the payment of contingent consideration (the “KL Earnout Consideration”) to various persons, including Mr. Levin, an executive officer of the Company, his sister and his father. To secure the obligations of Kids Line and Sassy to pay the KL Earnout Consideration, Kids Line and Sassy granted a subordinated lien on substantially all of their assets, on a joint and several basis, and the Company granted a subordinated lien on the equity interests of each of them to the payees thereof. As has been previously reported, a substantial portion of the KL Earnout Consideration was paid in 2007, and the remaining portion ($3.6 million) was paid in January of 2008. As a result of the payment in full of the KL Earnout Consideration, all subordinated security interests and liens were released as of February 29, 2008.
On April 22, 2009, Mr. Benaroya was retained by the Company to perform an expanded role as Chairman of the Board. In connection therewith, Mr. Benaroya will assist the Company in the development, review and implementation of strategic initiatives. It is not intended that Mr. Benaroya be involved in day-to-day operations. In connection with this position, Mr. Benaroya will be paid $35,000 a month, which amount will be in lieu of regular director and committee fees. This arrangement may be terminated by either party on one week’s prior written notice (the fee for the month of termination will be pro rated to the effective date of the notice). Mr. Benaroya will also be paid a per diem consulting fee at the same rate as above for similar work performed from April 1, 2009 through the execution of this agreement.
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
Independence Determinations
The Board of Directors of the Company (the “Board”) undertakes a review of director independence each year, and conducted such a review in March 2009 (the “March Review”). During the March Review, the Board considered transactions and relationships between (i) each then-director, entities with which such director is affiliated and/or any member of such director’s immediate family and (ii) the Company and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that such director is “independent” in accordance with applicable rules and regulations of the New York Stock Exchange (the “NYSE”), applicable law, and the rules and regulations of the SEC. The Board based its determinations primarily on a review of the responses of such persons to questions regarding employment and compensation history, affiliations and family and other relationships between the Company, the directors, and entities with which such directors are affiliated, discussions and analyses with respect to the foregoing, and the recommendations of the Nominating/Governance Committee.
As a result of the March Review and similar reviews conducted prior thereto and thereafter (in the case of Mr. Benaroya), the Board affirmatively determined that all persons who served as directors of the Company during any part of the 2008 calendar year, and current directors, were and are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Crain and as of April 22, 2009, Mr. Benaroya. Each current member of the Company’s Compensation Committee, Nominating/Governance Committee and Audit Committee is independent is accordance with such standards as well (Mr. Benaroya resigned from the Nominating/Governance Committee as of the date of his appointment as Executive Chairman of the Board). Mr. Crain is not independent as a result of his employment as President and CEO of the Company. Mr. Benaroya is not independent as of April 22, 2009, as a result of his expanded role as Chairman of the Board.

In determining that each of the other directors and nominees is or was (for the period that such individual was a director) independent, in addition to confirming that none of the automatic disqualifications required by the NYSE are (or were) applicable to such directors, the Board also affirmatively determined that each such person has (or had) no direct or indirect material relationship with the Company or its subsidiaries. In making these determinations, the NYSE has noted that as its concern is independence from management, it does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding. Note also that as the Purchases were consummated in August of 2006, relationships with the Foundation and/or other Berrie entities were relevant in 2008 only for the NYSE automatic disqualifications (which in certain instances have a 3-year “look back” period). As stated above, none of the automatic disqualifications were applicable to any individuals who were directors during 2008 or any current nominees. Certain directors and nominees have relationships with other directors and/or stockholders of the Company and the Company from time to time has relationships with entities with which certain of such persons are affiliated. All such relationships were considered by the Board in making its independence determinations, whether or not expressly prohibited by the NYSE.
The Board’s specific determinations with respect to “material relationships” for each individual who was a director at any time during 2008 (for such period that such individual was a director, as applicable) and all nominees, are set forth below.
Mr. Benaroya (current director): The following analysis pertains to the period prior to April 22, 2009 (the date Mr. Benaroya was deemed not independent as a result of his expanded role as Chairman of the Board).
Relevant Facts: Since April 1, 2008, Mr. Benaroya has been acting as a consultant for D. E. Shaw & Co., L.P. (“DES”), which is an affiliate and investment advisor of Laminar. DES owns a majority equity interest in FAO Schwarz (“FAO”), a customer of the Company’s gift business prior to its sale as of December 23, 2008 (the “Gift Sale”), and Mr. Benaroya served as the Chairman of the Board of FAO until February 2009. In addition, Mr. Benaroya was the Chairman, President and CEO of United Retail Group, Inc. (“United Retail”) until its sale in October of 2007, continuing as President and Chief Executive Officer thereof until March 2008. United Retail is an occasional customer of the Company.
Determination: As Mr. Benaroya’s relationship with DES does not constitute a relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he has no direct material relationship with the Company based on his consultancy. As a consultant to an affiliate of Laminar, which owns approximately 20.5% of the Company’s outstanding stock and is a party to the IRA, however, he may be deemed to have an indirect relationship with the Company. As the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Benaroya’s position with DES did not affect its determination that he is independent. In addition, as Mr. Benaroya is merely a consultant of DES, the Board determined that DES’s relationship with FAO should not be attributed to Mr. Benaroya as an indirect material relationship with the Company. Based on the fact that Mr. Benaroya is a director of FAO, and not a shareholder, partner or officer thereof, the Board also determined that this indirect relationship with the Company is not material. In its analysis, the Board noted that as of the consummation of the Gift Sale, any relationship with FAO became entirely immaterial.
Due to the insignificant amount of Company inventory purchased by United Retail, this relationship was deemed immaterial.
Mr. Ciampi (current director, Prentice designee): Relevant Facts: Mr. Ciampi is a partner of Prentice. Prentice owned a majority interest in KB Toys, Inc. (“KB”), which is currently in liquidation. KB was a customer of the Company’s gift business prior the Gift Sale, and Mr. Ciampi is the Chairman of the Board of KB. In addition, Mr. Ciampi is a member of the Board of Directors of The Russ Companies, Inc. (“TRC”), the buyer of the Company’s gift business, as a designee of the Company. The Company owns 19.9% of the common stock of TRC, licenses certain intellectual property to TRC, and is the payee under a note from TRC.

Determination: Mr. Ciampi’s relationship with Prentice does not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As a partner of Prentice, which owns approximately 20.5% of the Company’s outstanding stock and is a party to the IRA, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Ciampi’s position with Prentice did not affect its determination that he is independent. In addition, as a result of the small amount of business conducted with KB during 2008, the Board determined that Prentice’s ownership of KB should not be attributed to Mr. Ciampi as an indirect material relationship with the Company. Based on the fact that Mr. Ciampi is a director of KB, and not a shareholder, partner or officer thereof, the Board also determined that this indirect relationship with the Company is not material. In its analysis, the Board noted that as of the consummation of the Gift Sale, any relationship with KB became entirely immaterial. Finally, Mr. Ciampi’s relationship with TRC does not constitute a direct relationship with the Company or its consolidated subsidiaries. Based on the fact that Mr. Ciampi is a director of TRC at the request of the Company, and not a shareholder, partner or officer thereof, the Board also determined that this indirect relationship with the Company is not material.
Mr. Horowitz (current director): As Mr. Horowitz has no direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he was deemed independent.
Ms. Krueger (current director; Laminar designee): Relevant Facts: Ms. Krueger is a vice president of D. E. Shaw group’s credit-related opportunities unit and a vice president of DES. DES owns a majority equity interest in FAO and a majority equity interest in The Boyd’s Collection, Ltd. ("Boyds"), each a customer of the Company’s gift business prior to the Gift Sale, and Ms. Krueger is a member of the Board of Directors of Boyds and was, until February 2009, a member of the Board of Directors of FAO.
Determination: Ms. Krueger’s relationship with the D.E. Shaw entities does not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As an officer of an affiliate of Laminar, which owns approximately 20.5% of the Company’s outstanding stock and is a party to the IRA, she may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Ms. Krueger’s position with the D.E. Shaw entities did not affect its determination that she is independent. In addition, the Board determined that (i) DES’s relationship with FAO should not be attributed to Ms. Krueger as an indirect material relationship with the Company, and (ii) her prior position as a director does not constitute an indirect material relationship. A similar analysis applied to Boyds. In its analyses, the Board noted that as of the consummation of the Gift Sale, any relationship with FAO and/or Boyds became entirely immaterial.
Mr. Posner (director until February 14, 2008): Relevant Facts: Mr. Posner is a managing director of DES, and an employee of D. E. Shaw & Co., the sole managing member of Laminar, while he was a director of the Company. Mr. Posner also served on the Board of Directors of FAO and Boyds during the time he served on the Company’s Board.
Determination: Mr. Posner’s relationship with the D. E. Shaw entities did not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As an officer of an affiliate of Laminar, which owns approximately 20.5% of the Company’s outstanding stock and is a party to the IRA, he may have been deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Posner’s position with the D. E. Shaw entities did not affect its determination that he was independent. The Board determined that (i) DES’s relationship with FAO and Boyds should not be attributed to Mr. Posner as an indirect material relationship with the Company, and (ii) his position as a director did not constitute an indirect material relationship.
Mr. Salibello (current director): As Mr. Salibello has no direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he was deemed independent.
Mr. Schaefer (current director; Laminar designee): Relevant Facts: Mr. Schaefer served on the board of directors of a company controlled by Laminar during 2008.
Determination: As his relationship with the affiliate of Laminar is not a relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he has no direct relationship with the Company. In addition, as only a director of an affiliate of Laminar, he was deemed independent.

Mr. Zimmerman (current director; Prentice designee): Relevant Facts: Mr. Zimmerman is the Managing Member of the general partner of Prentice and the Chief Executive Officer of Prentice. Prentice owned a majority interest in KB, which is currently in liquidation. KB was a customer of the Company’s gift business prior the Gift Sale. According to the Prentice Schedule 13D (defined in footnote (1) to the “Security Ownership of Certain Beneficial Owners” chart herein), Mr. Zimmerman may be deemed to be the beneficial owner of the shares of Common Stock purchased by the Prentice Buyers (although he disclaims beneficial ownership of such shares).
Determination: Mr. Zimmerman’s relationship with Prentice does not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As an executive officer of Prentice, which owns approximately 20.5% of the Company’s outstanding stock and is a party to the IRA, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Zimmerman’s position with Prentice did not affect its determination that he is independent. In addition, as a result of the small amount of business conducted with KB during 2008, the Board determined that Prentice’s ownership of KB should not be attributed to Mr. Zimmerman as an indirect material relationship with the Company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
The aggregate fees billed by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2008, and certifications, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year were $1,509,000. The aggregate fees billed by KPMG for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2007 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and an agreed-upon procedures letter required in connection with the Company’s senior lender, and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2007, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year) were $1,373,000.
AUDIT-RELATED FEES
The aggregate fees billed by KPMG for assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements that are not already reported above under the caption “Audit Fees” totaled $46,000 for the fiscal year ended December 31, 2008, which fees were billed for an employee benefit plan audit, and $100,300 for the fiscal year ended December 31, 2007, which fees were billed for employee benefit plan audits and agreed-upon procedures in connection with the Kids Line earnout consideration.
TAX FEES
The aggregate fees billed by KPMG for professional services for tax advisory services, which included a transfer pricing study, totaled $59,900 for the fiscal year ended December 31, 2008, and totaled $260,100 for tax compliance and advisory services, including transfer pricing studies for the fiscal year ended December 31, 2007.
ALL OTHER FEES
Other than as set forth above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” there were no other services rendered or fees billed by KPMG for the fiscal year ended December 31, 2008 or for the fiscal year ended December 31, 2007.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
Under its charter, the Audit Committee has the sole authority to retain and replace the Company’s independent registered public accounting firm, and to approve, in advance, all audit engagement fees and terms, as well as all non-audit engagements permitted by law with the independent registered public accounting firm. Each of the individual engagements for the services described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2008 and 2007 were approved by the Audit Committee in advance of the engagement of KPMG for any such services in accordance with the provisions of Regulation S-X Rule 2-01(c)(7)(i)(A).

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
3. Exhibits:
(Listed by numbers corresponding to Item 601 of Regulation S-K)

2.1
Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.2
Membership Interest Purchase Agreement among Kids Line, LLC, Russ Berrie and Company, Inc. and the various sellers party hereto dated as of December 15, 2005 In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)

2.3
Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc., LaJobi Industries, Inc. and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.4
Stock Purchase Agreement, dated as of April 1, 2008, among I&J Holdco. Inc. and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.5
Purchase Agreement, dated as of December 23, 2008, among Russ Berrie and Company, Inc. and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(4)

3.1	(a) Restated Certificate of Incorporation of the Registrant and amendment thereto.(5)

(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.(6)

3.2	Second and Amended and Restated By-Laws of the Registrant.(7)

4.1	Form of Common Stock Certificate.(8)

4.2
Amended and Restated Credit Agreement, dated as of April 2, 2008, among Russ Berrie and Company, Inc., Kids Line, LLC, Sassy, Inc., I & J Holdco, Inc., LaJobi, Inc., CoCaLo, Inc. (via a Joinder Agreement), the financial institutions party thereto or their assignees (the “Lenders”), LaSalle Bank National Association, as Administrative Agent for the Lenders and as Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger.(9)

4.3
Amended and Restated Guaranty and Collateral Agreement, dated as of April 2, 2008, entered into among Kids Line, LLC, Sassy, Inc., I&J Holdco, Inc., LaJobi Inc. and CoCaLo, Inc. (via a Joinder Agreement) in favor of LaSalle Bank National Association, as Administrative Agent.(9)

4.4
First Amendment to Credit Agreement, dated as of August 13, 2008, among Kids Line, LLC, Sassy, Inc., LaJobi, Inc., I&J Holdco, Inc., CoCaLo, Inc., Russ Berrie and Company, Inc., the lenders party thereto and LaSalle Bank National Association.(10)

4.5
Second Amendment to Amended and Restated Credit Agreement, dated as of March 20, 2009, among Russ Berrie and Company, Inc., Kids Line, LLC, Sassy, Inc., I&J Holdco, Inc., LaJobi, Inc. and CoCaLo, Inc., the financial institutions party thereto or their assignees (the “Lenders”), and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders.(11)

4.6
First Amendment to Amended and Restated Pledge Agreement and Amended and Restated Guaranty and Collateral Agreement, dated as of March 20, 2009, among Russ Berrie and Company Inc., and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent. (11)

4.7
Joinder Agreement, dated as of March 20, 2009, by Russ Berrie and Company, Inc., in favor of Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent.(11)

10.1	Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Russ Berrie and Company, Inc.(12)

10.2	Lease, dated December 28, 1983, between Russell Berrie and Russ Berrie and Company, Inc.(12)

10.3	Russ Berrie and Company, Inc. 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan.*(13)

10.4	Russ Berrie and Company, Inc. 2004 Employee Stock Purchase Plan.*(13)

10.5	Amendment to and extension of lease agreement dated May 7, 2003 by and between Russ Berrie and Company, Inc. and Tri-State Realty and Investment Company.(14)

10.6	Second Amendment to lease dated November 18, 2003 by and between Russ Berrie and Company, Inc. and Estate of Russell Berrie.(14)

10.7	Amendment to Russ Berrie and Company, Inc. Change In Control Severance Plan.*(14)

10.8	Agreement dated as of April 9, 2004 between Russ Berrie and Company, Inc. and Andrew R. Gatto.*(15)

10.9	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 100,000 shares of Common Stock.*(16)

10.10	Stock Option Agreement, dated as of June 1, 2004, between Russ Berrie and Company, Inc. and Andrew R. Gatto pertaining to options to purchase 150,000 shares of Common Stock.*(16)

10.11
Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code.(17)

10.12	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto.(17)

10.13	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan.*(18)

10.14	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan.*(18)

10.15	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan.*(18)

10.16	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Joanne Levin.*(18)

10.17	Stock Option Agreement dated March 24, 2005 between Russ Berrie and Company, Inc. and Michael Levin.*(18)

10.18	Incentive Compensation Program adopted on March 11, 2005.*(19)

10.19	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Russ Berrie and Company, Inc. and Mr. Anthony Cappiello.*(20)

10.20	Employment Agreement dated September 26, 2005, between Russ Berrie and Company, Inc. and Marc S. Goldfarb.*(21)

10.21	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006.*(22)

10.22	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signature pages thereto.(23)

10.23	Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above).*(24)

10.24	Employment Agreement, dated as of December 4, 2007, between the Company and Bruce G. Crain.*(25)

10.25	Bruce G. Crain Incentive Compensation Letter.*(10)

10.26	Stockholders Agreement, dated as of December 23, 2008, among Russ Berrie and Company, Inc., The Russ Companies, Inc. and Encore Investors II, Inc.(4)

10.27	License Agreement, dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc.(4)

10.28	Licensor Agreement, dated as of December 23, 2008, among RB Trademark Holdco, LLC, Wells Fargo Bank, National Association, and The Russ Companies, Inc.(4)

10.29	Transition Services Agreement, dated as of December 23, 2008, between Russ Berrie and Company, Inc. and The Russ Companies, Inc.(4)

10.30	Secured Promissory Note, dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc. for the benefit of Russ Berrie and Company, Inc.(4)

10.31	Guaranty, dated as of December 23, 2008, among The Encore Group, Inc., the other guarantors specified therein and Russ Berrie and Company, Inc.(4)

10.32	Subordinated Security Agreement, dated as of December 23, 2008, among The Russ Companies, Inc., The Encore Group, Inc., the other parties specified therein and Russ Berrie and Company, Inc.(4)

10.33	Intercreditor Agreement, dated as of December 23, 2008, between Russ Berrie and Company, Inc. and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc.(4)

10.34	Amended and Restated Change in Control Severance Plan.*(4)

10.35	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above).*(27)

10.36	Equity Incentive Plan.*(26)

10.37	2009 Employee Stock Purchase Plan.*(26)

10.38	Employment Agreement, dated as of March 12, 2008, between Russ Berrie and Company, Inc. and Michael Levin.*(27)

10.39	Employment Agreement, dated as of April 2, 2008, between LaJobi, Inc. and Lawrence Bivona.*(27)

10.40	Employment Agreement, dated as of April 2, 2008, between CoCaLo, Inc. and Renee Pepys Lowe.*(27)

10.41	Employment Agreement, dated as of June 25, 2008, between Sassy, Inc. and Fritz Hirsch.*(27)

10.42	Retention Letter, dated as of April 22, 2009, between the Compensation Committee of the Board of Directors and Mr. Benaroya.*

21.1	List of Subsidiaries(27)

23.1	Consent of Independent Registered Public Accounting Firm(27)

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002(27)

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002(27)

31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002(27)

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002(27)

32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	Represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2004.

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007.

(4)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008.

(5)	Incorporated by reference to Amendment No. 1 to Registration Statement No. 33-10077 of Form S-1 filed on December 16, 1986.

(6)	Incorporated by reference to Registration Statement No. 33-51823 on Form S-8 filed on January 6, 1994.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008.

(8)	Incorporated by reference to Amendment No. 2 to Registration Statement No. 2-88797 on Form S-1 filed on March 29, 1984.

(9)	Incorporated by reference to Current Report on Form 8-K filed on April 8, 2008.

(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(11)	Incorporated by reference to Current Report on Form 8-K filed on March 23, 2009.

(12)	Incorporated by reference to Registration Statement No. 2-88797 on Form S-1 filed on February 2, 1984.

(13)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003.

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(16)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(20)	Incorporated by reference to Current Report on Form 8-K filed on August 2, 2005.

(21)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2005.

(22)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005.

(23)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on July 17, 2007.

(25)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2007.

(26)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008.

(27)	Incorporated by reference to the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)
April 30, 2009	By:	/s/ GUY A. PAGLINCO
Date		Guy A. Paglinco
Vice President — Chief Accounting Officer and Interim Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Numbers
10.42	Retention Letter, dated as of April 22, 2009, between the Compensation Committee of the Board of Directors and Mr. Benaroya.*
23.2	Consent of Independent Registered Public Accounting Firm
31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	Represents a compensatory plan or arrangement.