Form 10-Q
period 2009-03-31
RUSS BERRIE & CO INC
filed 2009-05-11
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8681
RUSS BERRIE AND COMPANY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State of or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

1800 Valley Road, Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip Code)
(201) 405-2400
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock, as of May 8, 2009 was as follows:

CLASS	OUTSTANDING — At May 8, 2009
Common Stock, $0.10 stated value	21,497,015

RUSS BERRIE AND COMPANY, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,846	$3,728
Accounts receivable- trade, less allowances of $6,192 in 2009 and $4,285 in 2008	38,940	39,509
Inventories, net	36,664	47,169
Prepaid expenses and other current assets	2,688	3,252
Income tax receivable	16	16
Deferred income taxes	940	940

Total current assets	81,094	94,614
Property, plant and equipment, net	4,433	4,466
Intangible assets	83,286	84,019
Note receivable	15,481	15,300
Investment	4,500	4,500
Deferred income taxes	28,161	28,960
Other assets	5,252	3,575

Total assets	$222,207	$235,434

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,533	$14,933
Short-term debt	22,014	12,114
Accounts payable	13,589	23,546
Accrued expenses	10,598	13,249
Income taxes payable	5,621	5,726

Total current liabilities	65,355	69,568
Income taxes payable, long-term	4,267	4,252
Long-term debt, excluding current portion	64,735	75,765
Deferred royalty income — long-term	5,804	5,065
Other long-term liabilities	2,235	2,908

Total liabilities	142,396	157,558

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,724,660 and 26,727,780 shares at March 31, 2009 and December 31, 2008, respectively	2,674	2,674
Additional paid-in capital	89,237	89,173
Retained earnings	90,008	88,672
Accumulated other comprehensive income	118	134
Treasury stock, at cost, 5,230,765 and 5,258,962 shares at March 31, 2009 and December 31, 2008, respectively	(102,226)	(102,777)

Total shareholders’ equity	79,811	77,876

Total liabilities and shareholders’ equity	$222,207	$235,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Net sales	$56,278	$41,612

Cost of sales	39,397	26,457

Gross profit	16,881	15,155

Selling, general and administrative expenses	12,495	8,985

Income from continuing operations	4,386	6,170

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(2,179)	(1,020)
Interest and investment income	6	45
Other, net	(22)	(14)

	(2,195)	(989)

Income from continuing operations before income tax provision	2,191	5,181

Income tax provision	855	2,021

Income from continuing operations	1,336	3,160

Discontinued operations:
Loss from discontinued operations before income tax (benefit)	—	(2,206)
Income tax (benefit) from discontinued operations	—	(1,046)

(Loss) from discontinued operations, net of tax	—	(1,160)

Net income	$1,336	$2,000

Basic earning (loss) per share:
Continuing operations	$0.06	$0.15
Discontinued operations	—	(0.06)

	$0.06	$0.09

Diluted earning (loss) per share:
Continuing operations	$0.06	$0.15
Discontinued operations	—	(0.06)

	$0.06	$0.09

Weighted average shares:
Basic	21,498,000	21,300,000

Diluted	21,498,000	21,325,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,336	$2,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	952	1,053
Amortization of deferred financing costs	709	163
Accounts receivable allowance	6,233	2,712
Provision for inventory reserve	545	1,361
Share-based compensation expense	536	445
Deferred income taxes	809	—
Other	—	(203)
Change in assets and liabilities:
Restricted cash	—	15
Accounts receivable	(5,659)	877
Income tax receivable	—	(367)
Inventories	9,938	3,941
Prepaid expenses and other current assets	500	285
Other assets	15	(1,532)
Accounts payable	(9,806)	(10,471)
Accrued expenses	(3,624)	(2,208)
Accrued income taxes	(91)	571

Net cash provided by (used in) operating activities	2,393	(1,358)

Cash flows from investing activities:
Capital expenditures	(185)	(537)
Payment of Kids Line, LLC earnout consideration	—	(3,617)

Net cash used in investing activities	(185)	(4,154)

Cash flows from financing activities:
Proceeds from issuance of common stock	80	—
Repayment of long-term debt	(12,430)	(2,500)
Payment of deferred financing fees	(1,631)	—
Net borrowing on revolving credit facility	9,900	3,469
Payment of capital lease obligations	—	(42)

Net cash (used in) provided by financing activities	(4,081)	927

Effect of exchange rate changes on cash and cash equivalents	(9)	(10)

Net decrease in cash and cash equivalents	(1,882)	(4,595)
Cash and cash equivalents at beginning of period	3,728	21,925

Cash and cash equivalents at end of period	$1,846	$17,330

Cash paid during the period for:
Interest	$1,421	$798
Income taxes	$105	$62
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Russ Berrie and Company, Inc. (“RB”) and its subsidiaries (collectively with RB, the “Company”) is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company currently operates in one segment: its infant and juvenile segment.
On December 23, 2008, RB entered into, and consummated the transactions contemplated by, the Purchase Agreement dated as of December 23, 2008 (the “Purchase Agreement”) with The Russ Companies, Inc., a Delaware corporation (“Buyer”), for the sale of the capital stock of all of RB’s subsidiaries actively engaged in the gift business (the “Gift Business”), and substantially all of RB’s assets used in the Gift Business (the “Gift Sale”). As a result of the sale of the Gift Business, the Consolidated Statement of Operations have been restated to show the Gift Business as discontinued operations for the three months ended March 31, 2008 . Each of the Consolidated Balance Sheets for the year ended December 31, 2008 and the quarter ended March 31, 2009 do not include the Gift Business assets and liabilities as a result of the consummation of the Gift Sale as of December 23, 2008, but do include the fair value of the consideration received from the Gift Sale. The Consolidated Statements of Cash Flows for the three months ended March 31, 2008 has not been restated. The accompanying Notes to Unaudited Consolidated Financial Statements have been restated to reflect the discontinued operations presentation described above for the basic financial statements.
The Company’s continuing operations, which currently consist of: Kids Line, LLC (“Kids Line”); Sassy, Inc. (“Sassy”); LaJobi, Inc., (“LaJobi”); and CoCaLo, Inc., (“CoCaLo”), each direct or indirect wholly-owned subsidiaries, design, manufacture through third parties and market products in a number of categories including, among others: infant bedding and related nursery accessories and décor (Kids Line and CoCaLo); nursery furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). The Company’s products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended (the “2008 10-K”).
Certain prior year amounts have been reclassified to conform to the 2009 presentation.
NOTE 2 — ACQUISITIONS
LaJobi
As of April 2, 2008, LaJobi, Inc. a newly-formed and indirect, wholly-owned Delaware subsidiary of RB (“LaJobi”) consummated the transactions contemplated by an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“Seller”), and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets and specified obligations of the business of the Seller (“the Business”). The aggregate purchase price for the Business was equal to $50.0 million, of which $2.5 million was deposited in escrow at the closing in respect of potential indemnification claims.
In addition, provided that the EBITDA, as defined in the Asset Agreement, of the Business has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ending December 31, 2010 (“the Measurement Date”), determined in accordance with the Asset Agreement, LaJobi will pay to the Stockholders an amount (the “LaJobi Earnout Consideration”) equal to a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the Business’s EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration can range between $0 and a maximum of $15 million.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CoCaLo
On April 2, 2008, a newly-formed, wholly-owned Delaware subsidiary of RB, I&J Holdco, Inc. (the “CoCaLo Buyer”), consummated the transactions contemplated by the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million; minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million; minus (iii) specified transaction expenses ($0.3 million); plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6, million which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three-year period from the closing date.
In addition, the CoCaLo Buyer will pay to the Sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010; (i) $666,667 will be paid for the achievement of specified initial performance targets with respect to each of net sales, gross profit and EBITDA (the latter combined with EBITDA of Kids Line) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 will be paid, on a sliding scale basis, for achievement in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. The CoCaLo Earnout Consideration can range between $0 up to an aggregate maximum of $4.0 million.
Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration will be recorded as additional goodwill when and if paid.
Pro Forma Information
The results of operations of LaJobi and CoCaLo and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date.
The following unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2008 assumes the acquisitions of LaJobi and CoCaLo occurred as of January 1 of the period (in thousands):

March 31, 2008
Net sales	$64,114
Net income	$2,650

Basic (loss) income per share:
Continuing operations	$0.18
Discontinued operations	(0.06)

$0.12

Diluted (loss) income per share:
Continuing operations	$0.18
Discontinued operations	(0.06)

$0.12

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SALE OF GIFT BUSINESS AND DISCONTINUED OPERATIONS
On December 23, 2008, RB completed the sale of the Gift Business. The aggregate purchase price payable by the Buyer for the Gift Business was: (i) 199 shares of the Common Stock, par value $0.001 per share, of the Buyer (the “Buyer Common Shares”), representing a 19.9% interest in the Buyer after consummation of the transaction that will be accounted for at cost, and (ii) a subordinated, secured promissory note issued by Buyer to RB in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, RB will have the right to cause the Buyer to repurchase any Buyer Common Shares then owned by RB, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 at approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investment of $4.5 million on the Company’s consolidated balance sheet.
In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with the Buyer. Pursuant to the License Agreement, the Buyer will pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment is due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty will be paid quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, the Buyer shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ ® and Applause® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If the Buyer does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require the Buyer to purchase all of the Retained IP for $5.0 million. In connection therewith the Company recorded deferred royalty income of $5.0 million.
Interest income on the note receivable, the accretion of the difference of the carrying amount of the note receivable, and the face value and royalty under the License Agreement will be deferred until such time as the Company collects a material portion of the principal of the Seller Note. Until such time, all such amounts will be recorded on the balance sheet as deferred income - long-term.
Condensed results of discontinued operations are as follows (in thousands):

Three Months Ended
March 31, 2008
Sales	$34,312
Loss before income taxes	$2,206
Provision (benefit) for income taxes	$(1,046)
Income (loss) from discontinued operations	$(1,160)
NOTE 4 — SHAREHOLDERS’ EQUITY
Share-Based Compensation
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their grant date fair values.
SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2008, there was no excess tax benefit recognized from share-based compensation costs because the Company was not in a taxpaying position in the United States in 2008.
Equity Plans
As of March 31, 2009, the Company maintained (i) the Russ Berrie and Company, Inc. Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Option Plan (defined below), and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), each approved by the Company’s shareholders on July 10, 2008. The Company also continues to have options outstanding (although no further grants can be made) under certain equity plans that it previously maintained, including the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Director, (the “Predecessor Plans”), and the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the Predecessor Plans and the EI Plan, the “Plans”). In addition, the Company may issue equity awards outside of the Plans discussed above. As of March 31, 2009, there were 370,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of the Company’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At March 31, 2009, 984,906 shares were available for issuance under the EI Plan.
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP.
Impact on Net Income
The components of share-based compensation expense follow:

	Three Months Ended March 31,
	2009	2008
Stock option expense	$192	$221
Restricted stock expense	170	179
Restricted stock unit expense	4	—
SAR expense	131	—
ESPP expense	39	45

Total share-based payment expense	$536	$445

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded.
Stock Options
Stock options are rights to purchase the Company’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock Options may be either “Incentive Stock options” (stock options which comply with Section 422 of the Code), or Nonqualified Stock Options (stock options which are not Incentive Stock Options). As a result of stock option grants, a charge to compensation expense of approximately $192,000 and $221,000 was made for the three months ended March 31, 2009 and 2008, respectively.
As of March 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $3.1 million, and is expected to be recognized over a weighted-average period of 3.4 years.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of options is estimated on the date of grant using a Black-Scholes — Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option. The assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2008 were as follows:

Three Months Ended
March 31, 2008
Dividend yield	0.0%
Risk-free interest rate	3.18%
Volatility	38.6%
Expected term (years)	5
Weighted-average fair value of options granted	$14.83
Activity regarding outstanding options for the three months ended March 31, 2009 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2008	1,941,379	$17.31
Options Granted	—
Options Exercised	—
Options Forfeited / Cancelled	(220,704)	$20.10

Options Outstanding as of March 31, 2009	1,720,675	$16.95

Option price range at March 31, 2009	$7.28-$34.05
There was no aggregate intrinsic value on the unvested and vested outstanding options at March 31, 2009. The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair value at March 31, 2009 and the exercise price of each option. No options were exercised in the quarter ended March 31, 2009. The fair value of options vested for the quarter ended March 31, 2009 was $14.83. The intrinsic value of stock options at March 31, 2009 and December 31, 2008 was zero.
A summary of the Company’s non-vested stock options at March 31, 2009 and changes during the three months ended March 31, 2009 is as follows:

		Weighted
		Average
		Grant-Date
Stock options	Options	Fair Value
Unvested at December 31, 2008	672,837	$12.69
Granted	—
Vested	20,000	$14.83
Forfeited/cancelled	—

Unvested options at March 31, 2009	652,837	$12.63

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
During the three month periods ended March 31, 2009 and 2008, there were no shares of restricted stock issued under the EI Plan or the 2004 Option Plan. At March 31, 2009 and December 31, 2008, there were 165,180 and 168,300 shares of restricted stock outstanding, respectively . These restricted stock grants have vesting periods ranging from three to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made. As a result of these restricted stock grants, a charge to compensation expense of approximately $170,000 and $179,000 was made for the three months ended March 31, 2009 and 2008, respectively.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $1.7 million, and is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the participant’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the participant, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan during 2008 vest (and will be settled) ratably over a 5-year period commencing October 6, 2009 and are equity classified in the Consolidated Balance Sheets. No RSU’s were issued during the first quarter of 2009.
The fair value of each RSU grant is estimated using the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.
A summary of the Company’s unvested RSU’s at March 31, 2009 and changes during the three months ended March 31, 2009 is as follows):

Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2008	13,900	$6.43
Granted	—	—
Vested	—	—
Forfeited/cancelled	—	—

Unvested at March 31, 2009	13,900	$6.43

For the three months ended March 31, 2009 and 2008, there was $4,000 and $0, respectively, of share-based compensation expense related to the granting of RSUs. As of March 31, 2009, there was approximately $77,000 of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.5 years.
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided , however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan during the first quarter of 2009 vest ratably over a period ranging from zero to five years, at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant, and unless terminated earlier, expire on the tenth anniversary of the date of grant. There were 564,943 SARs granted to officers of the Company during the three months ended March 31, 2009.
SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.
As of March 31, 2009, the total remaining unrecognized compensation cost related to unvested SARs, net of forfeitures, was approximately $0.6 million, and is expected to be recognized over a weighted-average period of 4.8 years.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of SARs is estimated on the date of grant using a Black-Scholes — Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that SARs granted are expected to be outstanding. Management will monitor SAR exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the SAR. The assumptions used to estimate the fair value of the SARs granted during the three months ended March 31, 2009 were as follows:

Three Months Ended
March 31, 2009
Dividend yield	0%
Risk-free interest rate	1.62%
Volatility	0.837%
Expected term (years)	4.2
Weighted-average fair value of SARs granted	$0.86
Activity regarding outstanding SARs for the first quarter of 2009 is as follows:

	All SARs Outstanding
		Weighted Average
	SARs	Exercise Price
SARs outstanding as of December 31, 2008	118,000	$6.43
SARs Granted	564,943	1.50
SARs Exercised	—	—
SARs Forfeited / Cancelled	—	—

SARs Outstanding as of March 31, 2009	682,943	$2.35

SAR price range at March 31, 2009	$1.36-$6.43
There was no aggregate intrinsic value on the unvested and vested outstanding SARs at March 31, 2009. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at March 31, 2009 and the exercise price of each SAR. No SARs were exercised in the quarter ended March 31, 2009. The fair value of SARs vested for the quarter ended March 31, 2009 was $0.81. The intrinsic value of SARs at December 31, 2008 was zero.
For the three months ended March 31, 2009 and 2008, there was $131,000 and $0, respectively of compensation cost related to SARs, which, as of March 31, 2009, have a weighted-average period of 4.8 years.
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. As of March 31, 2009, the 2009 ESPP had 200,000 shares reserved for future issuance. During the quarter ended March 31, 2009, there were 91 enrolled participants in the 2009 ESPP and no shares thereunder were issued. Compensation expense for continuing operations related to the 2009 ESPP for the three months ended March 31, 2009 the predecessor employee stock purchase plan (the “2004 ESPP”) for the three months ended March 31, 2008 was approximately $39,000 and $45,000, respectively.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each option granted under the 2009 ESPP and 2004 ESPP is estimated on the date of grant using the Black-Scholes-Merton options-pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.40%	3.17%
Volatility	129.0%	34.4%
Expected term (years)	1.0	1.0
Expected volatilities are calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under each of the 2009 ESPP and 2004 ESPP is one year, or the equivalent of the annual plan year.
NOTE 5 — WEIGHTED AVERAGE COMMON SHARES
The weighted average common shares outstanding included in the computation of basic and diluted net income/loss per share is set forth below (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding-Basic	21,498	21,300
Dilutive effect of common shares issuable upon exercise of stock options and SARS	—	25

Weighted average common shares outstanding assuming dilution	21,498	21,325

For the three months periods ended March 31, 2009 and 2008, approximately 1.7 million and 1.5 million stock options and SARs, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such period.
NOTE 6 — DEBT
Consolidated long-term debt at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Term Loan (Credit Agreement)	$76,750	$89,200
Note Payable (CoCaLo purchase)	1,518	1,498

Total	78,268	90,698
Less current portion	13,533	14,933

Long-term debt	$64,735	$75,765

At March 31, 2009 and December 31, 2008, there was approximately $22.0 million and $12.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At March 31, 2009, Revolving Loan Availability was $21.4 million.
As of March 31, 2009, the applicable interest rate margins were: 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2009 were as follows:

	At March 31, 2009
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.62%	6.25%
Term Loan	4.59%	6.25%

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Credit Agreement Summary
On March 14, 2006, Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”) entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, RB as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Original Credit Agreement”). The commitments under the Original Credit Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).
In connection with the purchase of LaJobi and CoCaLo as of April 2, 2008, RB, KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain financial institutions party to the Original Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Borrowers”, and the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein as the “New Borrowers”. The Credit Agreement amended and restated the Original Credit Agreement, and added the New Borrowers as parties thereto. The Pledge Agreement dated as of March 14, 2006 between RB and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008 (the “Amended and Restated Pledge Agreement”), to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by RB. In connection with the Credit Agreement, 100% of the equity of each Borrower, including each New Borrower, has been pledged as collateral to the Agent. In addition, the Guaranty and Collateral Agreement (as defined in the Credit Agreement) was also amended and restated as of April 2, 2008 (the “Amended and Restated Guaranty and Collateral Agreement”), to add the New Borrowers as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Borrowers, including the New Borrowers, under the Credit Agreement and the other related loan documents.
As of March 20, 2009, RB and the Borrowers entered into a Second Amendment to Credit Agreement with the Lenders and the Agent (the “Second Amendment”). In connection with the Second Amendment: (i) the Amended and Restated Pledge Agreement and the Amended and Restated Guaranty and Collateral Agreement were further amended to provide, among other things, for a pledge to the Agent by RB of the membership interests in IP Sub; and (ii) RB executed a Joinder Agreement in favor of the Agent, the effect of which was to add RB as a guarantor under the Credit Agreement and each other Loan Document to which a Guarantor is a party and to include substantially all of the existing and future assets and properties of RB (subject to specified exceptions) as security for the satisfaction of the obligations of all the Borrowers under the Credit Agreement, as amended, and the other related loan documents. In connection with the Second Amendment, the Company paid the Agent and Lenders aggregate amendment and arrangement fees of 1.25% of the revised commitments. The scheduled maturity date is April 1, 2013 (subject to customary early termination provisions).
The following constitute the material changes to the Credit Agreement effected by the Second Amendment:
(i) The commitments now consist of: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”). Previously, the maximum Revolving Loan commitment was $75.0 million and the maximum Term Loan commitment was $100.0 million.
(ii) The Loans under the Credit Agreement bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter -end Total Debt to EBITDA Ratio. The applicable interest rate margins (to be added to the applicable interest rate) under the Credit Agreement now range from 2.0% — 4.25% for LIBOR Loans and from 1.0% — 3.25% for Base Rate Loans, based on a pricing grid set forth in the Second Amendment (until delivery of specified financial statements and compliance certificates with respect to the quarter ending September 30, 2009, the applicable margins will be a minimum of 4.00% for LIBOR Loans and 3.00% for Base Rate Loans). Previously, the margins ranged from 2.00% — 3.00% for LIBOR Loans and from 0.50% - 1.50% for Base Rate Loans, depending on the Total Debt to EBITDA Ratio. The Second Amendment also amended the Base Rate definition to include a floor of 30 day LIBOR plus 1%.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(iii) The Credit Agreement now contains the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.20:1.00 for the first two quarters of 2009, with a step down to 1.15:1.00 for the third quarter of 2009 and a step up to 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to EBITDA Ratio of 4.00:1.00 for the first two quarters of 2009, with a step down to 3.75:1.00 for the third quarter of 2009, a step down to 3.50:1.00 for the fourth quarter of 2009, a step down to 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Previously, the minimum Fixed Charge Coverage Ratio was 1.25:1.00, with a step-up to 1.35:1.00 at June 30, 2010, and the maximum Total Debt to EBITDA Ratio was 3.25:1.00, with a step-down to 3.00:1.00 at June 30, 2009 and 2.75:1.00 at December 31, 2010. The Credit Agreement also contains customary affirmative and negative covenants. Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of March 31, 2009.
(iv) The principal of the Term Loan will be repaid in quarterly installments of $3.25 million on the last day of each fiscal quarter commencing with the quarter ended March 31, 2009 through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013 (previously, the quarterly installments were in the amount of $3.6 million with $31.6 million due on April 1, 2013).
(v) The Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. However, IP Sub must make mandatory prepayments of 100% of any net cash proceeds of any asset sale.
(vi) Restrictions in the Credit Agreement on the activities of RB (requirement to act as a holding company, with all operations conducted through its subsidiaries) were eliminated.
(vii) The Second Amendment eliminated all restrictions on the ability of the Borrowers to distribute cash to RB for the payment of RB’s overhead expenses. However, RB will not be permitted to pay a dividend to its shareholders unless: (1) the LaJobi and CoCaLo Earnout Consideration, if any, have been paid in full; (2) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $4.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied; and (3) the Total Debt to EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. Previously, the Borrowers were not permitted (except in specified situations) to distribute cash to RB to pay RB’s overhead expenses unless: (i) before and after giving effect to such distribution, no event of default would exist and (ii) before and after giving effect to such distribution, Excess Revolving Loan Availability equaled or exceeded $5.0 million; provided that the aggregate amount of such distributions could not exceed $3.5 million per year. In addition, pursuant to the Second Amendment, RB is not permitted to repurchase or redeem stock (with certain limited exceptions) unless (1) the LaJobi and CoCaLo Earnout Consideration, if any, have been paid in full, (2) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $5.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied, and (3) the Total Debt to EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. Other restrictions on dividends and distributions are set forth in the Credit Agreement, as amended by the Second Amendment.
(viii) The following fees are now applicable to the Credit Agreement: an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement, as amended. Prior to the Second Amendment, the annual non-use fee was 0.40% to 0.60% of the unused amounts under the Revolving Loan.
Other provisions of the Credit Agreement as amended, include the following:
(i) The definition of Borrowing Base is 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory.
(ii) Payment of the amounts outstanding under the promissory note under the Stock Agreement is prohibited if before and after giving effect to any such repayment, a default or event of default would exist.
(iii) Payment of either of the LaJobi or CoCaLo Earnout Consideration is prohibited if before and after giving effect to any such repayment, (a) a default or event of default would exist, (b) Excess Revolving Loan Availability will not equal or exceed $9.0 million, or (c) before and after giving effect to any such repayment, the financial covenants under the Credit Agreement will not be satisfied (the “Earnout Conditions”).
(iv) The Credit Agreement contains specified events of default related to the LaJobi and CoCaLo Earnout Consideration (including the failure to deliver to the Agent specified certifications and calculations within a specified time period, the reasonable determination by the Agent that any Earnout Conditions will not be satisfied as of the applicable payment date, if any, material information provided to the Agent with respect to the Earnout Conditions shall be incorrect in any material respect and remain unremedied prior to the relevant payment date, or any Earnout Consideration payments are paid at any time that the Earnout Conditions are not satisfied).

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(v) The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because we did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through operations each period. Changes between its cost and its fair value as of March 31, 2009 resulted in income of approximately $246,000 for the quarter ended March 31, 2009, and such amount is included in interest expense in the consolidated statement of operations.
Financing costs associated with an amendment for revolver and term borrowings were subject to the provisions of Emerging Task Force Issues Bulletin (“EITF”) 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, to test for the change in the borrowing capacity. Based upon the calculations, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for deferred financing costs, as well as the financing costs incurred in connection with the Second Amendment in the quarter ending March 31, 2009.
NOTE 7 — INTANGIBLE ASSETS
As of March 31, 2009 and December 31, 2008, the components of intangible assets consist of the following (in thousands):

	Weighted Average	March 31,	December 31,
	Amortization Period	2009	2008
Sassy trade name	Indefinite life	$5,400	$5,400
Applause trade name	5 years	866	911
Kids Line customer relationships	20 years	30,323	30,711
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	12,065	12,224
LaJobi royalty agreements	5 years	2,039	2,146
CoCaLo trade name	Indefinite life	6,100	6,100
CoCaLo customer relationships	20 years	2,565	2,599
CoCaLo foreign trade name	Indefinite life	28	28

Total intangible assets		$83,286	$84,019

Aggregate amortization expense was approximately $734,000 and $4,000, for the three months ended March 31, 2009 and 2008, respectively.
Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year.
NOTE 8 — CONCENTRATION OF RISK
As part of its ongoing risk assessment procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution.
During 2008, approximately 59% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), which approximates the percentage for the three months ended March 31, 2009. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.
For the year ended December 31, 2008, the supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 23% of such purchases and the five largest suppliers accounted for approximately 49% in the aggregate which is approximately the same for the quarter ended March 31, 2009 .The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 44.6% and 41.3% of the Company’s consolidated net sales during the three month periods ended March 31, 2009 and 2008, respectively, and Target accounted for approximately 13.2% and 12.5% for the three month periods ended March 31, 2009 and 2008, respectively. The loss of these customers or any other significant customers, or a significant reduction in the volume of business conducted with such customers, could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales
NOTE 9 — FINANCIAL INSTRUMENTS
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
On May 2, 2008, the Company entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because the Company not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through operations each period. Changes between its cost and its fair value as of March 31, 2009 resulted in income of approximately $246,000 for the three months ended March 31, 2009, and such amount is included in interest expense in the consolidated statement of operations.
Financial assets and liabilities are measured using inputs from the three levels of the SFAS No. 157 fair value hierarchy. The three levels are as follows:
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently has no Level 1 assets or liabilities that are measured at a fair value on a recurring basis.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap agreement as of March 31, 2009 (in thousands):

		Fair Value Measurements as of March 31, 2009
	March 31, 2009	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(1,827)	$—	$(1,827)	$—

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
There were no material changes to the Company’s valuation techniques during the three months ended March 31, 2009 compared to those used in prior periods.
NOTE 10 — COMPREHENSIVE INCOME (LOSS)
Comprehensive Income (Loss), representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three months ended March 31, 2009 and 2008 as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$1,336	$2,000
Other comprehensive income:
Foreign currency translation adjustments	(16)	212

Comprehensive income	$1,320	$2,212

NOTE 11 — INCOME TAXES
Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash or the relevant statute will expire within twelve months of the reporting date.
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLS”). At March 31, 2009, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $9.6 million, including approximately $0.1 million of accrued interest. The Company has various tax attributes such as NOL’s, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions.
Activity regarding the liability for unrecognized tax benefits for the three months ended March 31, 2009 is as follows:

(in thousands)
Balance at January 1, 2009	$9,582
Increase related to interest expense	15
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions/settlements	—
Lapse of statute of limitations	—

Balance at March 31, 2009	$9,597

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $5.3 million within twelve months of March 31, 2009. If recognized, approximately $2.1 million of the decrease would impact the Company’s effective tax rate. For the remaining amounts, the Company anticipates that the valuation allowances of the deferred tax assets associated with various tax attributes such as foreign tax credit carryforwards and charitable contribution carryforwards would be increased.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.
NOTE 12 — LITIGATION; COMMITMENTS AND CONTINGENCIES
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
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two to four year terms with extensions if agreed to by both parties. Several of these agreements require prepayments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $12.2 million, of which approximately $6.9 million remained unpaid at March 31, 2009, approximately $2.1 million of which is due prior to December 31, 2009. Royalty expense for the three months ended March 31, 2009 and 2008 was $1.4 million and $0.9 million, respectively.
In connection with the sale of the Gift Business, RB and U.S. Gift sent a notice of termination with respect to the lease by RB (assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this lease has become the obligation of the Buyer (through its ownership of U.S. Gift), RB will remain obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of such lease becomes effective (a maximum period of two years from the closing date of December 23, 2008, for a maximum potential obligation of approximately $2.7 million per year). No payments have been made by RB in connection with this obligation as of March 31, 2009, but there can be no assurance that payments will not be required of RB in the future.
The purchase agreement pertaining to the sale of the Gift Business contains various RB indemnification, reimbursement and similar obligations. In addition, RB may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by RB in connection with the foregoing as of March 31, 2009, but there can be no assurance that payments will not be required of RB in the future.
As of March 31, 2009 the Company had obligations under certain letters of credit that contingently require the Company to make payments to guaranteed parties aggregating $0.9 million upon the occurrence of specified events.
Pursuant to the Asset Agreement and the Stock Agreement, the Company may be required to pay the Earnout Consideration amounts, ranging from (i) $0.0 to $15.0 million in respect of the LaJobi acquisition and (ii) $0.0 to $4.0 million in respect of the CoCaLo acquisition. See Note 2.
In connection with the sale of the Gift Business, the Company entered into a transition services agreement (the “TSA”), pursuant to which, for periods of time and consideration specified in the TSA, the Company and the Buyer will provide certain specified transitional services to each other. For the three months ended March 31, 2009, the Company accrued $130,000 pursuant to the TSA which amounts are payable to the buyer.
NOTE 13 — RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company was required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. FSP 142-3 did not have an effect on its consolidated financial position and results of operations.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us in fiscal 2009 and, as a result, all prior-period earnings per share data presented must be adjusted retrospectively. EITF 03-6-1 did not have a material effect on our consolidated results of operations and earnings per share for the periods presented.
NOTE 14 — RELATED PARTY TRANSACTIONS
Lawrence Bivona, the President of LaJobi, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to LaJobi for goods being shipped from Asian ports. The Company has used this service since April 2008. For the three months ended March 31, 2009, the Company incurred costs aggregating approximately $266,000 related to the services provided, which costs were based on the actual, direct costs incurred by L&J Industries for such individuals, which was recorded in cost of goods sold.
CoCaLo contracts for warehousing and distribution services from a company, one of the partners of which is the estate of the father of Renee Pepys Lowe, an executive officer of the Company, which company is also managed by Ms. Pepys Lowe’s spouse. For the three months ended March 31, 2009, CoCaLo paid approximately $0.5 million to such company for these services. In addition, CoCaLo rents certain office space from the same company at a rental cost for the three months ended March 31, 2009 of approximately $34,000. These expenses were recorded in selling, general and administrative expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended (the “2008 10-K”), including the consolidated financial statements and notes thereto.
OVERVIEW
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated net sales from of $56.3 million in the three months ended March 31, 2009.
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
The Gift Sale was consummated as of December 23, 2008. Prior to the Gift Sale, the gift segment designed, manufactured through third parties and marketed a wide variety of gift products, primarily under the trademarks Russ ® and Applause ®, to retail stores throughout the United States and the world via wholly-owned subsidiaries and independent distributors. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 at approximately $19.8 million, and consists of a Note Receivable of $15.3 million and an Investment of $4.5 million on our consolidated balance sheet. The consideration received for the Gift Sale, as well as a related license to Buyer of the Russ ® and Applause ® trademarks, is discussed in more detail in “Liquidity and Capital Resources” below under the section captioned “ Recent Disposition ”.
Prior to its divestiture, the Gift Business had revenues of approximately $34.3 million for the three months ended March 31, 2008. The loss from discontinued operations, net of tax, for the three months ended March 31, 2008 was $1.2 million, primarily relating to lower sales and margins in 2008.
As a result of the sale of the Gift Business, the Consolidated Statements of Operations have been restated to show the Gift Business as discontinued operations for the three months ended March 31, 2008. The December 31, 2008 Consolidated Balance Sheet does not include the Gift Business assets and liabilities, as a result of the consummation of the Gift Sale on December 23, 2008. The Consolidated Statement of Cash Flow for the three months ended March 31, 2008 has not been restated. The accompanying notes to Consolidated Financial Statements have been restated to reflect the discontinued operations presentation described above for the basic financial statements.

Continuing Operations
Our infant and juvenile segment — which currently consists of Kids Line, LaJobi, Sassy and CoCaLo — designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others: infant bedding and related nursery accessories (Kids Line and CoCaLo); infant furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia, and sell through independent manufacturers’ representatives and distributors in certain other countries. International sales from continuing operations, defined as sales outside of the United States, including export sales, constituted 7.4% and 10.5% of our net sales for the three months ended March 31, 2009 and 2008, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the U.S.
Aside from funds supplied by senior lenders to consummate acquisitions, revenues from the sale of products have historically been the major source of cash for the Company, and cost of goods sold and payroll expenses have been the largest uses of cash. As a result, operating cash flows primarily depend on the amount of revenue generated and the timing of collections, as well as the quality of customer accounts receivable. The timing and level of the payments to suppliers and other vendors also significantly affect operating cash flows. Management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions, and also enable us to pay down debt incurred in connection with our acquisitions.
We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions. Such amounts, together with discounts, are deducted from gross sales in determining net sales.
Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in 2008, and continues in 2009, would increase our expenses, and therefore, adversely affects our profitability. Conversely, a small portion of our revenues is generated by our subsidiaries in Australia and the U.K. and are denominated primarily in those local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes.
Additionally, if our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. To the extent we are unable to pass such price increases along to our customers, our gross margins would decrease. For example, increased costs in the PRC, primarily for raw materials, labor, taxes and currency lead our factories to raise our prices, resulting in increased cost of goods sold and reduced gross margins in 2008.
In addition, our gross profit margins have declined in recent periods as a result of (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold) and (ii) our acquisition of LaJobi, which has experienced significant sales growth but which also typically generates lower gross margins, on average, than our other business units.
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
The Company’s revenues are primarily derived from sales of its products.

The principal elements of our global business strategy include:
•	focusing on design-led and branded product development at each of our subsidiaries to enable us to continue to introduce compelling new products;
•	pursuing organic growth opportunities to capture additional market share, including:
(i)	expanding our product offerings into related categories; and
(ii)	increasing our existing product penetration (selling more products to existing customer locations);
(iii)	increasing our existing store penetration (selling to more store locations within each large, national retail customer); and
(iv)	expanding and diversifying of our distribution channels, with particular emphasis on sales into into international markets;
•	growing through licensing, distribution or other strategic alliances, including pursuing acquisition opportunities in businesses complementary to ours;
•	implementing strategies to further capture synergies within and between our confederation of businesses, through cross-marketing opportunities, consolidation of certain operational activities and other collaborative activities; and
•	continuing efforts to manage costs within each of our businesses.
We believe that we have made substantial progress in successfully implementing this strategy. As noted above, we acquired each of LaJobi and CoCaLo on April 2, 2008, which enabled us to significantly expand our infant and juvenile business and offer a more complete range of products for the baby nursery. We also sold our Gift Business on December 23, 2008, enabling us to focus our efforts and resources on our infant and juvenile business. In addition, during 2008, we expanded our product line to offer products at a broader variety of price points and also added several environmentally friendly products. For example, Kids Line significantly increased its sales of Carter’s ® brand bedding separates, while Kids Line and CoCaLo each introduced new organic, eco-friendly brands. CoCaLo also expanded and refined its CoCaLo Couture brand, which targets higher price points. LaJobi also developed a new brand — Nursery 101® — for introduction in 2009, which will represent products at a lower price point than the rest of its line.
Effective December 2008, Sassy terminated its distribution agreement with MAM Babyartikel GmbH, which accounted for approximately $22 million of sales in 2008 that will not recur in 2009, and also terminated its license agreement with Leap Frog during 2008 due to unacceptable levels of sales and profitability associated with this agreement. During the fourth quarter of 2008, Sassy right-sized its operations in light of the termination of the MAM distribution agreement. Under this plan, in addition to reducing approximately 30% of its full-time workforce, Sassy repositioned its operations around its core strength as a developmental product company and developed new products and packaging to support this effort.
General Economic Conditions as they Impact Our Business
Economic conditions have recently deteriorated significantly in the United States and many of the other regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. Continuing adverse global economic conditions in our markets may result in, among other things, (i) reduced demand for our products, (ii) increased price competition for our products, and/or (iii) increased risk in the collectibility of cash from our customers. See Item 1A, “Risk Factors—The state of the economy may impact our business” of the 2008 10-K. In addition, our operations and performance depend significantly on levels of consumer spending, which have recently deteriorated significantly in many countries and regions as a result of increases in energy costs, conditions in the residential real estate and mortgage markets, stock market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.
In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as were experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors—If the national and world-wide financial crisis intensifies, potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition” of the 2008 10-K.

SEGMENTS
The Company currently operates one segment, the infant and juvenile segment.
BASIS OF PRESENTATION
As discussed above, as a result of the Gift Sale, the Consolidated Statement of Operations has been restated to show the Gift Business as discontinued operations for the three months ended March 31, 2008. The discussion below conforms to such presentation. In addition, as each of LaJobi and CoCaLo was acquired on April 2, 2008, the results of operations of each such entity are not included in the consolidated results of operations for the first quarter of 2008.
RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Net sales for the three months ended March 31, 2009 increased by 35.2% to $56.3 million, compared to $41.6 million for the three months ended March 31, 2008. This increase was attributable to the inclusion of sales generated by LaJobi and CoCaLo in the first quarter of 2009, partially offset by an approximately $12.0 million aggregate decline in net sales for Kids Line and Sassy. The decline in Kids Line and Sassy sales resulted primarily from the termination of sales of MAM products due to the termination of the MAM Agreement effective December 2008 ($5.5 million) and conservative retailer ordering that affected both Kids Line and Sassy.
Gross profit was $16.9 million, or 30.0% of net sales, for the three months ended March 31, 2009, as compared to $15.2 million, or 36.4% of net sales, for the three months ended March 31, 2008. Gross profit margin was negatively impacted in the first quarter of 2009 primarily by: (i) sales mix changes resulting in higher sales of lower margin products, including higher sales of licensed products; (ii) increases in mark downs and advertising allowances provided to assist retailers in clearing existing inventory and to secure product placements for the balance of the year; and (iii) the inclusion in the first quarter of 2009 of sales from LaJobi, which typically carry lower gross profit margins, on average, than our other business units.
Selling, general and administrative expense was $12.5 million, or 22.2% of net sales, for the three months ended March 31, 2009, compared to $9.0 million, or 21.6% of net sales, for the three months ended March 31, 2008. Selling, general and administrative expense increased in absolute terms due to: (i) the inclusion in the first quarter of 2009 of approximately $4.5 million of SG&A expenses from LaJobi and CoCalo, which costs were not included in SG&A for the first quarter of 2008; (ii) severance costs recorded in the first quarter of 2009 of approximately $400,000 associated with a former executive; and (iii) stock-based compensation costs of approximately $536,000, which were approximately $100,000 greater than similar costs in the first quarter of 2008. These additional SG&A expenses were partially offset by lower SG&A expenses at both Kids Line and Sassy due to lower sales volume and cost containment programs.
Other expense was $2.2 million for the three months ended March 31, 2009 as compared to $1.0 million for the three months ended March 31, 2008. This increase of approximately $1.2 million was primarily attributable to increased interest and interest-related charges incurred in connection with the acquisitions of LaJobi and CoCaLo ($0.9 million) and the related write-off of deferred financing and other costs incurred in connection with the Second Amendment to Credit Agreement ($0.5 million), partially offset by a favorable change ($0.2 million) in the fair value of an interest rate swap agreement entered into in connection with the credit facility.
Income from continuing operations before income tax provision was $2.2 million for the three months ended March 31, 2009 as compared to $5.2 million for the three months ended March 31, 2008.
The income tax provision on continuing operations for the three months ended March 31, 2009 was $0.9 million as compared to an income tax provision on continuing operations of $2.0 million in 2008. The Company recorded a tax provision of approximately 39% for the three months ended March 31, 2009 and 2008.
As a result of the foregoing, income from continuing operations for the three months ended March 31, 2009 was $1.3 million, compared to income from continuing operations of $3.2 million, for the three months ended March 31, 2008.
Loss from discontinued operations, net of tax, was $1.2 million in the three months ended March 31, 2008. Net sales for the Gift Business were $34.3 million for the three months ended March 31, 2008. The income tax benefit from discontinued operations was a benefit of $1.0 million in the first quarter of 2008.
As a result of the foregoing, net income for the three months ended March 31, 2009 was $1.3 million, or $0.06 per diluted share, compared to net income of $2.0 million, or $0.09 per diluted share, for the three months ended March 31, 2008.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next 12 months. Any significant future business or product acquisitions may require additional debt or equity financing.
As of March 31, 2009, the Company had cash and cash equivalents of $1.8 million compared to $3.7 million at December 31, 2008. Cash and cash equivalents decreased by $1.9 million during the three months ending March 31, 2009 compared to a decrease of $4.6 million during the three months ending March 31, 2008. The decrease in cash and cash equivalents during both periods primarily reflects the use of existing cash flows from operations to reduce debt. As of March 31, 2009 and December 31, 2008, working capital was $15.7 million and $25.0 million, respectively. The reduction in working capital primarily results from the repayment of long term debt.
Net cash provided by operating activities was $2.4 million during the three months ended March 31, 2009 compared to net cash used in operating activities of $1.4 million during the three months ended March 31, 2008. The increase in cash provided by operating activities for the three months ended March 31, 2009 as compared to 2008 was primarily the result of the acquisitions of LaJobi and CoCaLo.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2009 compared to net cash used of $4.2 million for the three months ended March 31, 2008. The cash used for the three months ended March 31, 2009 was used to fund capital expenditures The cash used for the three months ended March 31, 2008 was for the payment of the Kids Line Earnout consideration of $3.6 million and capital expenditures.
Net cash used in financing activities was $4.1 million for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $0.9 million for the three months ended March 31, 2008. The cash used in the three months ended March 31, 2009 was primarily used to pay down debt under the infant and juvenile credit facility.
Recent Acquisitions
LaJobi
As of April 2, 2008, LaJobi, Inc. a newly-formed and indirect, wholly-owned Delaware subsidiary of RB (“LaJobi”) consummated the transactions contemplated by an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“Seller”), and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets and specified obligations of the business of the Seller (“the Business”). The aggregate purchase price for the Business was equal to $50.0 million, of which $2.5 million was deposited in escrow at the closing in respect of potential indemnification claims.
In addition, provided that the EBITDA of the Business has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ending December 31, 2010 (“the Measurement Date”), determined in accordance with the Asset Agreement, LaJobi will pay to the Stockholders an amount (the “LaJobi Earnout Consideration”) equal to a percentage of of the Agreed Enterprise Value of LaJobi as of the Measurement date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the Business’s EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration can range between $0 and a maximum of $15 million. In addition, we have agreed to pay 1% of the Agreed Enterprise Value to a financial institution (which has been previously paid a finder’s fee in connection with the Asset Agreement), payable in the same manner and at the same time as the LaJobi Earnout Consideration is paid to the Stockholders.
CoCaLo
On April 2, 2008, a newly-formed, wholly-owned Delaware subsidiary of RB, I&J Holdco, Inc. (the “CoCaLo Buyer”), consummated the transactions contemplated by the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million; minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million; minus (iii) specified transaction expenses ($0.3 million); plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million, which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three-year period from the closing date.

In addition, the CoCaLo Buyer will pay to the Sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010; (i) $666,667 will be paid for the achievement of specified initial performance targets with respect to each of net sales, gross profit and EBITDA (the latter combined with EBITDA of Kids Line) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 will be paid, on a sliding scale basis, for achievement in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. The CoCaLo Earnout Consideration can range between $0 up to an aggregate maximum of $4.0 million.
Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration will be recorded as additional goodwill when and if paid.
The results of operations of LaJobi and CoCaLo and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date.
Detailed descriptions of the LaJobi and CoCaLo acquisitions can be found in the Company’s Current Report on Form 8-K filed on April 8, 2008.
Recent Disposition
On December 23, 2008, we entered into, and consummated the transactions contemplated by, the Purchase Agreement dated as of December 23, 2008 (the “Purchase Agreement”) with The Russ Companies, Inc., a Delaware corporation (“Buyer”), for the sale of the capital stock of all of our subsidiaries actively engaged in the Gift Business, and substantially all of our assets used in the Gift Business, including, among other things, specified contracts, governmental authorizations, data and records, intangible and other rights pertaining to the Gift Business, and specified obligations (including all liabilities of the Company with respect to the purchased assets, all liabilities of the Company or any direct or indirect subsidiary of the Company with respect to the operation of the Gift Business in each case prior to and after the closing of the sale other than specified consolidated group taxes and liabilities resulting from product liability or workers compensation claims pertaining to the Gift Business incurred prior to such closing but unreported as of such date for which the Company has product liability or worker’s compensation insurance, as applicable), but excluding, among other specified items, a 6% ownership interest in the Shining Stars ® website and specified intellectual property licensed to the Buyer as described below.
The aggregate purchase price payable by the Buyer for the Gift Business was: (i) 199 shares of the Common Stock, par value $0.001 per share, of the Buyer (the “Buyer Common Shares”), representing a 19.9% interest in the Buyer after consummation of the transaction, and (ii) a subordinated, secured promissory note issued by Buyer to us in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, we will have the right to cause the Buyer to repurchase any Buyer Common Shares then owned by us, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with the Buyer. Pursuant to the License Agreement, the Buyer will pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment is due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty will be paid quarterly at the close of each three (3) month period during the term. At any time during the term of the License Agreement, the Buyer shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ ® and Applause ® trademarks (the “Retained IP”), from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If the Buyer does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require the Buyer to purchase all of the Retained IP for $5.0 million.
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

A detailed description of the Gift Sale can be found in the Company’s Current Report on Form 8-K filed on December 29, 2008.
Debt Financing
Consolidated long-term debt at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Term Loan (Credit Agreement)	$76,750	$89,200
Note Payable (CoCaLo purchase)	1,518	1,498

Total	78,268	90,698
Less current portion	13,533	14,933

Long-term debt	$64,735	$75,765

At March 31, 2009 and December 31, 2008, there was approximately $22.0 million and $12.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At March 31, 2009, Revolving Loan Availability was $21.4 million.
As of March 31, 2009, the applicable interest rate margins were: 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2009 were as follows:

	At March 31, 2009
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.62%	6.25%
Term Loan	4.59%	6.25%
Credit Agreement Summary
On March 14, 2006, Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”) entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, RB as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Original Credit Agreement”). The commitments under the Original Credit Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).
In connection with the purchase of LaJobi and CoCaLo as of April 2, 2008, RB, KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain financial institutions party to the Original Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Borrowers”, and the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein as the “New Borrowers”. The Credit Agreement amended and restated the Original Credit Agreement, and added the New Borrowers as parties thereto. The Pledge Agreement dated as of March 14, 2006 between RB and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008 (the “Amended and Restated Pledge Agreement”), to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by RB. In connection with the Credit Agreement, 100% of the equity of each Borrower, including each New Borrower, has been pledged as collateral to the Agent. In addition, the Guaranty and Collateral Agreement (as defined in the Credit Agreement) was also amended and restated as of April 2, 2008 (the “Amended and Restated Guaranty and Collateral Agreement”), to add the New Borrowers as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Borrowers, including the New Borrowers, under the Credit Agreement and the other related loan documents.
As of March 20, 2009, RB and the Borrowers entered into a Second Amendment to Credit Agreement with the Lenders and the Agent (the “Second Amendment”). In connection with the Second Amendment: (i) the Amended and Restated Pledge Agreement and the Amended and Restated Guaranty and Collateral Agreement were further amended to provide, among other things, for a pledge to the Agent by RB of the membership interests in IP Sub; and (ii) RB executed a Joinder Agreement in favor of the Agent, the effect of which was to add to add RB as a guarantor under the Credit Agreement and each other Loan Document to which a Guarantor is a party and to include substantially all of the existing and future assets and properties of RB (subject to specified exceptions) as security for the satisfaction of the obligations of all the Borrowers under the Credit Agreement, as amended, and the other related loan documents. In connection with the Second Amendment, we paid the Agent and Lenders aggregate amendment and arrangement fees of 1.25% of the revised commitments. The scheduled maturity date is April 1, 2013 (subject to customary early termination provisions).

The following constitute the material changes to the Credit Agreement effected by the Second:
(i) The commitments now consist of: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”). Previously, the maximum Revolving Loan commitment was $75.0 million and the maximum Term Loan commitment was $100.0 million.
(ii) The Loans under the Credit Agreement bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to EBITDA Ratio. The applicable interest rate margins (to be added to the applicable interest rate) under the Credit Agreement now range from 2.0% — 4.25% for LIBOR Loans and from 1.0% — 3.25% for Base Rate Loans, based on a pricing grid set forth in the Second Amendment (until delivery of specified financial statements and compliance certificates with respect to the quarter ending September 30, 2009, the applicable margins will be a minimum of 4.00% for LIBOR Loans and 3.00% for Base Rate Loans). Previously, the margins ranged from 2.00% — 3.00% for LIBOR Loans and from 0.50% - 1.50% for Base Rate Loans, depending on the Total Debt to EBITDA Ratio. The Second Amendment also amended the Base Rate definition to include a floor of 30 day LIBOR plus 1%.
(iii) The Credit Agreement now contains the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.20:1.00 for the first two quarters of 2009, with a step down to 1.15:1.00 for the third quarter of 2009 and a step up to 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to EBITDA Ratio of 4.00:1.00 for the first two quarters of 2009, with a step down to 3.75:1.00 for the third quarter of 2009, a step down to 3.50:1.00 for the fourth quarter of 2009, a step down to 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Previously, the minimum Fixed Charge Coverage Ratio was 1.25:1.00, with a step-up to 1.35:1.00 at June 30, 2010, and the maximum Total Debt to EBITDA Ratio was 3.25:1.00, with a step-down to 3.00:1.00 at June 30, 2009 and 2.75:1.00 at December 31, 2010. The Credit Agreement also contains customary affirmative and negative covenants. Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of March 31, 2009.
(iv) The principal of the Term Loan will be repaid in quarterly installments of $3.25 million on the last day of each fiscal quarter commencing with the quarter ended March 31, 2009 through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013 (previously, the quarterly installments were in the amount of $3.6 million with $31.6 million due on April 1, 2013
(v) The Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. However, IP Sub must make mandatory prepayments of 100% of any net cash proceeds of any asset sale.
(vi) Restrictions in the Credit Agreement on the activities of RB (requirement to act as a holding company, with all operations conducted through its subsidiaries) were eliminated.
(vii) The Second Amendment eliminated all restrictions on the ability of the Borrowers to distribute cash to RB for the payment of RB’s overhead expenses. However, RB will not be permitted to pay a dividend to its shareholders unless: (1) the LaJobi and CoCaLo Earnout Consideration, if any, have been paid in full; (2) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $4.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied; and (3) the Total Debt to EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. Previously, the Borrowers were not permitted (except in specified situations) to distribute cash to RB to pay RB’s overhead expenses unless: (i) before and after giving effect to such distribution, no event of default would exist and (ii) before and after giving effect to such distribution, Excess Revolving Loan Availability equaled or exceeded $5.0 million; provided that the aggregate amount of such distributions could not exceed $3.5 million per year. In addition, pursuant to the Second Amendment, RB is not permitted to repurchase or redeem stock (with certain limited exceptions) unless (1) the LaJobi and CoCaLo Earnout Consideration, if any, have been paid in full, (2) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $5.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied, and (3) the Total Debt to EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. Other restrictions on dividends and distributions are set forth in the Credit Agreement, as amended by the Second Amendment.

(viii) The following fees are now applicable to the Credit Agreement: an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement, as amended. Prior to the Second Amendment, the annual non-use fee was 0.40% to 0.60% of the unused amounts under the Revolving Loan.
Other provisions of the Credit Agreement as amended, include the following:
(i) The definition of Borrowing Base is 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory.
(ii) Payment of the amounts outstanding under the promissory note under the Stock Agreement is prohibited if before and after giving effect to any such repayment, a default or event of default would exist.
(iii) Payment of either of the LaJobi or CoCaLo Earnout Consideration is prohibited if before and after giving effect to any such repayment, (a) a default or event of default would exist, (b) Excess Revolving Loan Availability will not equal or exceed $9.0 million, or (c) before and after giving effect to any such repayment, the financial covenants under the Credit Agreement will not be satisfied (the “Earnout Conditions”).
(iv) The Credit Agreement contains specified events of default related to the LaJobi and CoCaLo Earnout Consideration (including the failure to deliver to the Agent specified certifications and calculations within a specified time period, the reasonable determination by the Agent that any Earnout Conditions will not be satisfied as of the applicable payment date, if any, material information provided to the Agent with respect to the Earnout Conditions shall be incorrect in any material respect and remain unremedied prior to the relevant payment date, or any Earnout Consideration payments are paid at any time that the Earnout Conditions are not satisfied).
(v) The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because we did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through operations each period. Changes between its cost and its fair value as of March 31, 2009 resulted in income of approximately $246,000 for the quarter ended March 31, 2009, and such amount is included in interest expense in the consolidated statement of operations.
Financing costs associated with an amendment for revolver and term borrowings were subject to the provisions of Emerging Task Force Issues Bulletin (“EITF”) 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, to test for the change in the borrowing capacity. Based upon the calculations, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for deferred financing costs, as well as the financing costs incurred in connection with the Second Amendment in the quarter ending March 31, 2009.
Other Events and Circumstances Pertaining to Liquidity
During March 2008, Sassy terminated its distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the “MAM Agreement”) effective as of December 23, 2008. As a result of such termination, we anticipate that Sassy will experience a sales decline of approximately $22 million (although a loss of only limited profitability) during 2009, of which approximately $5.5 million was experienced during the three months ended March 31, 2009. Pursuant to the MAM Agreement, we are restricted from selling products competitive with the MAM products until December 23, 2009.
In connection with the sale of the Gift Business, RB and U.S. Gift sent a notice of termination with respect to the lease by RB (assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this lease has become the obligation of the Buyer of the Gift Business (through its ownership of U.S. Gift), RB will remain obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of such lease becomes effective (a maximum period of two years from the closing date of December 23, 2008, for a maximum potential obligation of approximately $2.7 million per year). In addition, the purchase agreement pertaining to the sale of the Gift Business contains various RB indemnification, reimbursement and similar obligations. In addition, RB may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. No payments have been made by RB in connection with any of these obligations as of May 7, 2009, but there can be no assurance that payments will not be required of RB in the future.

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
Contractual Obligations
The following table summaries the Company’s significant known contractual obligations as of March 31, 2009 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Operating Lease Obligations	$12,736	$1,505	$1,906	$1,930	$1,942	$2,012	$3,441
Capitalized Leases	16	7	8	1	—	—	—
Purchase Obligations(1)	44,808	44,808	—	—	—	—	—
Debt Repayment Obligations(2)	76,750	9,750	13,000	13,000	13,000	28,000	—
Note Payable (3)	1,600	533	533	534	—	—	—
Interest on Debt Repayment Obligations(4)	11,150	3,675	3,025	2,375	1,725	350	—
Royalty Obligations	6,898	2,113	1,710	900	1,075	1,100	—

Total Contractual Obligations	$153,958	$62,391	$20,182	$18,740	$17,742	$31,462	$3,441

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)	Reflects repayment obligations under the Second Amendment effective as of March 20, 2009. See Note 6 of Notes to Unaudited Consolidated Financial Statements for a description of the Second Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of March 31, 2009, approximately $22.0 million borrowed under the Revolving Loan. The estimated 2009 interest payment for this Revolving Loan using a 5.0% interest rate is $1.1 million. The Revolving Loan facility matures in April 2013, at which time any amounts outstanding are due and payable.

(3)	Reflects note payable with respect to CoCaLo acquisition. The present value of the note is $1,518,000 and the aggregate remaining imputed interest at 5.5% is $82,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(4)	This amount reflects estimated interest payments on the long-term debt repayment obligation as of March 31, 2009 calculated using an interest rate of 5.0% and then-current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan.
Of the total income tax payable of $9.9 million, the Company has classified $5.6 million as current, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability. These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.
In connection with the acquisitions of LaJobi and CoCaLo, the Company has agreed to make certain potential Earnout Consideration payments based on the performance of the acquired businesses. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Acquisitions.”
Off Balance Sheet Arrangements
As of March 31, 2009, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2008 10-K.

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
Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2008 10-K.
Also see Note 2 of Notes to Consolidated Financial Statements of the 2008 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. See Note 4 of Notes to Unaudited Consolidated Financial Statements herein for a discussion of the assumptions used in share-based payment valuations.
Recently Issued Accounting Standards
In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company was required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. FSP 142-3 did not have an effect on its consolidated financial position and results of operations.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us in fiscal 2009 and, as a result, all prior-period earnings per share data presented must be adjusted retrospectively. EITF 03-6-1 did not have a material effect on our consolidated results of operations and earnings per share for the periods presented .
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors”, of the 2008 10-K. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2009, there have been no material changes in the Company’s market risks as described in Item 7A of our 2008 10-K, except as set forth below:
The interest applicable to the loans under the Credit Agreement is based upon the LIBOR Rate and the Base Rate (each as defined in the Credit Agreement). At March 31, 2009, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase our interest expense by approximately $1.0 million annually, based on the level of debt on such date. As of March 20, 2009, the Second Amendment was executed, which increased the interest rate margins applicable to LIBOR Rate and Base Rate Loans (and amended the Base Rate definition). See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition —Liquidity and Capital Resources under the caption “Debt Financing” for a discussion of the applicable interest rates under our Credit Agreement after the execution of the Second Amendment.
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
Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2009. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2008 10-K.
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
Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)
Date: May 11, 2009	By:	/s/ Guy A. Paglinco
Guy A. Paglinco
Vice President, Chief Accounting Officer and interim Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.