Form 10-Q
period 2009-06-30
RUSS BERRIE & CO INC
filed 2009-08-05
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 29, 2009 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,497,015

RUSS BERRIE AND COMPANY, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,721	$3,728
Accounts receivable- trade, less allowances of $6,068 in 2009 and $4,285 in 2008	39,438	39,509
Inventories, net	35,535	47,169
Prepaid expenses and other current assets	2,366	3,252
Income tax receivable	5	16
Deferred income taxes, net	940	940

Total current assets	81,005	94,614
Property, plant and equipment, net	4,284	4,466
Intangible assets	81,731	84,019
Note receivable, net allowance of $15,648 in 2009 and $0 in 2008	—	15,300
Investment	—	4,500
Deferred income taxes, net	32,322	28,960
Other assets	4,374	3,575

Total assets	$203,716	$235,434

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,533	$14,933
Short-term debt	17,120	12,114
Accounts payable	15,922	23,546
Accrued expenses	9,680	13,249
Income taxes payable	5,438	5,726

Total current liabilities	61,693	69,568
Income taxes payable, long-term	4,252	4,252
Long-term debt, excluding current portion	60,965	75,765
Deferred royalty income – long-term	—	5,065
Other long-term liabilities	2,110	2,908

Total liabilities	129,020	157,558

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at June 30, 2009 and December 31, 2008	2,674	2,674
Additional paid-in capital	89,647	89,173
Retained earnings	84,319	88,672
Accumulated other comprehensive income	282	134
Treasury stock, at cost, 5,230,765 and 5,258,962 shares at June 30, 2009 and December 31, 2008, respectively	(102,226)	(102,777)

Total shareholders’ equity	74,696	77,876

Total liabilities and shareholders’ equity	$203,716	$235,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$59,966	$62,231	$116,244	$103,843

Cost of sales	41,013	42,234	80,676	68,691

Gross profit	18,953	19,997	35,568	35,152

Selling, general and administrative expenses	11,388	13,425	23,617	22,410

Impairment and valuation reserve	15,620	—	15,620	—

(Loss) income from continuing operations	(8,055)	6,572	(3,669)	12,742

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,714)	(2,586)	(3,893)	(3,606)
Interest and investment income	5	37	10	82
Other, net	224	284	203	270

	(1,485)	(2,265)	(3,680)	(3,254)

(Loss) income from continuing operations before income tax (benefit) provision	(9,540)	4,307	(7,349)	9,488

Income tax (benefit) provision	(3,851)	1,680	(2,996)	3,701

Net (loss) income from continuing operations	(5,689)	2,627	(4,353)	5,787

Discontinued operations:
Loss from discontinued operations before income tax provision (benefit)	—	(14,479)	—	(16,685)
Income tax provision (benefit) from discontinued operations	—	287	—	(759)

Loss from discontinued operations, net of tax	—	(14,766)	—	(15,926)

Net loss	$(5,689)	$(12,139)	$(4,353)	$(10,139)

Basic (loss) earnings per share:
Continuing operations	$(0.26)	$0.12	$(0.20)	$0.27
Discontinued operations	—	(0.69)	—	(0.75)

	$(0.26)	$(0.57)	$(0.20)	$(0.48)

Diluted (loss) earnings per share:
Continuing operations	$(0.26)	$0.12	$(0.20)	$0.27
Discontinued operations	—	(0.69)	—	(0.75)

	$(0.26)	$(0.57)	$(0.20)	$(0.48)

Weighted average shares:
Basic	21,497,000	21,300,000	21,498,000	21,300,000

Diluted	21,497,000	21,304,000	21,498,000	21,309,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,353)	$(10,139)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,909	3,659
Provision for impairment of fixed assets	—	7,041
Amortization of deferred financing costs	950	383
Provision for impairment and valuation reserve	15,620	—
Accounts receivable allowance	13,932	9,395
Provision for inventory reserve	588	1,996
Share-based compensation expense	945	904
Deferred income taxes	(3,362)	2,512
Other	—	(355)
Change in assets and liabilities:
Restricted cash	—	(4)
Accounts receivable	(13,699)	4,613
Income tax receivable	11	(609)
Inventories	11,276	(4,581)
Prepaid expenses and other current assets	886	208
Other assets	46	(246)
Accounts payable	(7,515)	(4,239)
Accrued expenses	(4,787)	(2,188)
Income taxes payable	(288)	72

Net cash provided by operating activities	12,159	8,422

Cash flows from investing activities:
Capital expenditures	(259)	(1,350)
Payment for purchase of LaJobi Industries, Inc., net of cash acquired	—	(51,749)
Other	(2)	—
Payment for purchase of CoCaLo, Inc., net of cash acquired	—	(16,624)
Payment of Kids Line, LLC earnout consideration	—	(3,622)

Net cash used in investing activities	(261)	(73,345)

Cash flows from financing activities:
Proceeds from issuance of common stock	80	—
Issuance of long-term debt	—	100,000
Repayment of long-term debt	(16,200)	(50,000)
Payment of deferred financing fees	(1,646)	(1,655)
Net borrowing on revolving credit facility	5,006	11,450
Payment of capital lease obligations	—	(97)

Net cash (used in) provided by financing activities	(12,760)	59,698

Effect of exchange rate changes on cash and cash equivalents	(145)	219

Net decrease in cash and cash equivalents	(1,007)	(5,006)
Cash and cash equivalents at beginning of period	3,728	21,925

Cash and cash equivalents at end of period	$2,721	$16,919

Cash paid during the period for:
Interest	$3,666	$2,777
Income taxes	$799	$593

Noncash items:
Note payable CoCaLo purchase	$—	$1,439
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
On December 23, 2008, RB entered into, and consummated the transactions contemplated by, the Purchase Agreement dated as of December 23, 2008 (the “Purchase Agreement”) with The Russ Companies, Inc., a Delaware corporation (“Buyer”), for the sale of the capital stock of all of RB’s subsidiaries actively engaged in the gift business (the “Gift Business”), and substantially all of RB’s assets used in the Gift Business (the “Gift Sale”). As a result of the Gift Sale, the Consolidated Statements of Operations for the three and six months ended June 30, 2008 have been restated to show the Gift Business as discontinued operations. The Consolidated Statement of Cash Flows for the six months ended June 30, 2008 has not been restated. The accompanying Notes to Unaudited Consolidated Financial Statements have been restated where applicable to reflect the discontinued operations presentation described above for the basic financial statements. As the Gift Sale was completed in 2008, presentation of discontinued operations is not applicable with respect to 2009.
The Company’s continuing operations, which currently consist of: Kids Line, LLC (“Kids Line”); Sassy, Inc. (“Sassy”); LaJobi, Inc., (“LaJobi”); and CoCaLo, Inc., (“CoCaLo”), each direct or indirect wholly-owned subsidiaries of RB, design, manufacture through third parties and market products in a number of categories including, among others: infant bedding and related nursery accessories and décor (Kids Line and CoCaLo); nursery furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). The Company’s products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).
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
Effective this quarter, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS No. 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 5, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognized subsequent events.
NOTE 2 — ACQUISITIONS
LaJobi
As of April 2, 2008, LaJobi, Inc., a newly-formed and indirect, wholly-owned Delaware subsidiary of RB (“LaJobi”), consummated the transactions contemplated by an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“Seller”) and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets and specified obligations of the business of the Seller (“the Business”). The aggregate purchase price for the Business was equal to $50.0 million, of which $2.5 million was deposited in escrow at the closing in respect of potential indemnification claims.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In addition, provided that the EBITDA of the Business, as defined in the Asset Agreement, has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ending December 31, 2010 (“the Measurement Date”), determined in accordance with the Asset Agreement, LaJobi will pay to the Stockholders an amount (the “LaJobi Earnout Consideration”) equal to a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the Business’s EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration can range between $0 and a maximum of $15 million.
CoCaLo
On April 2, 2008, a newly-formed, wholly-owned Delaware subsidiary of RB, I&J Holdco, Inc. (the “CoCaLo Buyer”), consummated the transactions contemplated by the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million; minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million; minus (iii) specified transaction expenses ($0.3 million); plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million, which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three-year period from the closing date. The first payment of $533,000 was paid during April 2009.
In addition, the CoCaLo Buyer will pay to the Sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010: (i) $666,667 will be paid for the achievement of specified initial performance targets with respect to each of net sales, gross profit and EBITDA (the latter combined with EBITDA of Kids Line) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 will be paid, on a sliding scale basis, for achievement in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. The CoCaLo Earnout Consideration can range between $0 up to an aggregate maximum of $4.0 million.
Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration will be recorded as additional goodwill when and if paid.
Pro Forma Information
The results of operations of LaJobi and CoCaLo and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on their acquisition date.
The following unaudited pro forma consolidated results of operations of the Company for the six months ended June 30, 2008 assumes the acquisitions of LaJobi and CoCaLo occurred as of January 1, 2008 (in thousands):

June 30, 2008
Net sales	$126,345
Net loss	$(9,489)

Basic (loss) income per share:
Continuing operations	$0.30
Discontinued operations	(0.75)

$(0.45)

Diluted (loss) income per share:
Continuing operations	$0.30
Discontinued operations	(0.75)

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

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SALE OF GIFT BUSINESS AND DISCONTINUED OPERATIONS
On December 23, 2008, RB completed the sale of the Gift Business. The aggregate purchase price payable by the Buyer for the Gift Business was: (i) 199 shares of the Common Stock, par value $0.001 per share, of the Buyer (the “Buyer Common Shares”), representing a 19.9% interest in the Buyer after consummation of the transaction that was accounted for at cost; and (ii) a subordinated, secured promissory note issued by Buyer to RB in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, RB will have the right to cause the Buyer to repurchase any Buyer Common Shares then owned by RB, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 at approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investment of $4.5 million on the Company’s consolidated balance sheet.
In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with the Buyer. Pursuant to the License Agreement, the Buyer will pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment is due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty will be paid quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, the Buyer shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ ® and Applause ® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If the Buyer does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require the Buyer to purchase all of the Retained IP for $5.0 million. In connection therewith the Company recorded deferred royalty income of $5.0 million.
The consideration received from the sale of the Gift Business is reviewed for impairment indicators on a quarterly basis. In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with The Russ Companies, the buyer of the Gift Business. These indicators included the impact of current macro-economic factors on the Buyer, the deterioration of conditions in the gift market, and other Buyer- specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in The Russ Companies and critically evaluated the collectibility of its $15.3 million note receivable. As a result of this review, the Company determined that its 19.9% investment in The Russ Companies as well as the Applause trade name were other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge, to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the actions resulted in a non-cash charge to income/(loss) from continuing operations in an aggregate amount of $15.6 million.
Condensed results of discontinued operations are as follows (in thousands):

	Three Months	Six Months
	Ended June 30	Ended June 30
	2008	2008
Sales	$25,462	$59,774
Loss before income taxes	$14,479	$16,685
Provision (benefit) for income taxes	$287	$(759)
Loss from discontinued operations	$14,766	$15,926
NOTE 4 — SHAREHOLDERS’ EQUITY
Share-Based Compensation
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their grant date fair values.
SFAS No. 123R requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. For the three and six months ended June 30, 2008, there was no excess tax benefit recognized from share-based compensation costs because the Company was not in a taxpaying position in the United States in 2008.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Equity Plans
As of June 30, 2009, the Company maintained (i) the Russ Berrie and Company, Inc. Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Option Plan (defined below), and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), each approved by the Company’s shareholders on July 10, 2008. The Company also continues to have options outstanding (although no further grants can be made) under certain equity plans that it previously maintained, including the 1999 and 1994 Stock Option and Restricted Stock Plans, the 1999 and 1994 Stock Option Plans and the 1999 and 1994 Stock Option Plans for Outside Directors, (the “Predecessor Plans”), and the 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the Predecessor Plans and the EI Plan, the “Plans”). In addition, the Company may issue equity awards outside of the Plans discussed above. As of June 30, 2009, there were 370,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of the Company’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At June 30, 2009, 1,011,606 shares were available for issuance under the EI Plan.
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At June 30, 2009 200,000 shares were available for issuance under the ESPP.
Impact on Net Income
The components of share-based compensation expense follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock option expense	$192	$232	$384	$453
Restricted stock expense	170	183	340	362
Restricted stock unit expense	4	—	8	—
SAR expense	—	—	131	—
ESPP expense	43	44	82	89

Total share-based payment expense	$409	$459	$945	$904

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Stock options are rights to purchase the Company’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock Options may be either “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Nonqualified Stock Options (stock options which are not Incentive Stock Options). As a result of stock option grants, a charge to compensation expense of approximately $192,000 and $384,000 was made for the three and six months ended June 30, 2009, respectively. A charge to compensation expense of approximately $232,000 and $453,000 was made for the three and six months ended June 30, 2008, respectively.
As of June 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $2.9 million, and is expected to be recognized over a weighted-average period of 3.2 years.
The fair value of options is estimated on the date of grant using a Black-Scholes — Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option. The assumptions used to estimate the fair value of the stock options granted during the six months ended June 30, 2008 were as follows (no stock options were granted during the first six months of 2009):

Six Months Ended
June 30, 2008
Dividend yield	0.0%
Risk-free interest rate	3.03%
Volatility	38.6%
Expected term (years)	5
Weighted-average fair value of options granted	$14.43
Activity regarding outstanding options for the six months ended June 30, 2009 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2008	1,941,379	$17.31
Options Granted	—
Options Exercised	—
Options Forfeited / Cancelled	(247,404)	$19.75

Options Outstanding as of June 30, 2009	1,693,975	$16.95

Option price range at June 30, 2009	$7.28-$34.05
There was no aggregate intrinsic value on the unvested and vested outstanding options at June 30, 2009. The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair value at June 30, 2009 and the exercise price of each option. No options were exercised in the quarter ended June 30, 2009. The weighted average fair value of vested options for the six months ended June 30, 2009 was $14.43 per share underlying each option. The intrinsic value of stock options at December 31, 2008 was zero.
A summary of the Company’s non-vested stock options at June 30, 2009 and changes during the six months ended June 30, 2009 is as follows:

		Weighted Average Grant
Stock options	Options	Date Fair Value
Unvested at December 31, 2008	672,837	$12.69
Granted	—
Vested	(30,200)	$14.43
Forfeited/cancelled	(21,360)	$16.77

Unvested options at June 30, 2009	621,277	$12.47

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
During the three and six month periods ended June 30, 2009 and 2008, there were no shares of restricted stock issued under the EI Plan or the 2004 Option Plan. At June 30, 2009 and December 31, 2008, there were 126,830 and 168,300 shares of restricted stock outstanding, respectively. These restricted stock grants have vesting periods ranging from three to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made. As a result of these restricted stock grants, a charge to compensation expense of approximately $170,000 and $340,000 was made for the three and six months ended June 30, 2009, respectively. A charge to compensation expense of approximately $183,000 and $362,000 was made for the three and six months ended June 30, 2008, respectively.
As of June 30, 2009, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $1.6 million, and is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a grantee’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan during 2008 vest (and will be settled) ratably over a 5-year period commencing October 6, 2009 and are equity classified in the Consolidated Balance Sheets. No RSUs were issued during the first six months of 2009.
The fair value of each RSU grant is estimated using the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.
A summary of the Company’s unvested RSUs at June 30, 2009 and changes during the six months ended June 30, 2009 is as follows:

Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2008	13,900	$6.43
Granted	—	—
Vested	—	—
Forfeited/cancelled	—	—

Unvested at June 30, 2009	13,900	$6.43

For the three and six months ended June 30, 2009, there was $4,000 and $8,000, respectively, of share-based compensation expense related to RSUs. There was no share-based compensation expense related to RSU grants for the three and six months ended June 30, 2008 respectively, as no RSUs were permitted to be issued prior to the adoption of the EI Plan as of July 10, 2008. As of June 30, 2009, there was approximately $72,000 of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.27 years.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided , however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan during the first quarter of 2009 vest ratably over a period ranging from zero to five years, at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant, and unless terminated earlier, expire on the tenth anniversary of the date of grant. There were 564,943 SARs granted to officers of the Company during the three months ended March 31, 2009. No SARs were granted during the three months ended June 30, 2009. No SARs were granted during the six months ended June 30, 2008.
SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the Consolidated Balance Sheets.
As of June 30, 2009, the total remaining unrecognized compensation cost related to unvested SARs, net of forfeitures, was approximately $0.6 million, and is expected to be recognized over a weighted-average period of 4.6 years.
The fair value of SARs is estimated on the date of grant using a Black-Scholes — Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that SARs granted are expected to be outstanding. Management will monitor SAR exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the SAR. The assumptions used to estimate the fair value of the SARs granted during the six months ended June 30, 2009 were as follows:

Six Months Ended
June 30, 2009
Dividend yield	0%
Risk-free interest rate	1.62%
Volatility	0.837%
Expected term (years)	4.2
Weighted-average fair value of SARs granted	$0.86
Activity regarding outstanding SARs for the first six months of 2009 is as follows:

	All SARs Outstanding
		Weighted Average
	SARs	Exercise Price
SARs outstanding as of December 31, 2008	118,000	$6.43
SARs Granted	564,943	1.50
SARs Exercised	—	—
SARs Forfeited / Cancelled	—	—

SARs Outstanding as of June 30, 2009	682,943	$2.35

SAR price range at June 30, 2009	$1.36-$6.43
The aggregate intrinsic value on the unvested and vested outstanding SARs at June 30, 2009 was $1.4 million. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at June 30, 2009 and the exercise price of each SAR. No SARs were exercised in the quarter ended June 30, 2009. The weighted average fair value per vested SAR for the quarter ended June 30, 2009 was $0.69 per SAR. The intrinsic value of SARs at December 31, 2008 was zero.
For the three and six months ended June 30, 2009, there was $0 and $131,000, respectively of compensation cost related to SARs. There was no compensation cost related to SARs for the three and six months ended June 30, 2008, respectively, as no SARs were permitted to be issued prior to the adoption of the EI Plan as of July 10, 2008.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. As of June 30, 2009, the 2009 ESPP had 200,000 shares reserved for future issuance. During the quarter ended June 30, 2009, there were 87 enrolled participants in the 2009 ESPP and no shares thereunder were issued. Compensation expense related to the 2009 ESPP for the three and six months ended June 30, 2009 was $43,000 and $82,000, respectively. Compensation expense for the predecessor employee stock purchase plan (the “2004 ESPP”) for the three and six months ended June 30, 2008 was approximately $44,000 and $89,000, respectively.
The fair value of each option granted under the 2009 ESPP and 2004 ESPP is estimated on the date of grant using the Black-Scholes-Merton options-pricing model with the following assumptions:

	Six Months Ended June 30,
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
NOTE 5 — WEIGHTED AVERAGE COMMON SHARES
The weighted average common shares outstanding included in the computation of basic and diluted net income/loss per share is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding-Basic	21,497	21,300	21,498	21,300
Dilutive effect of common shares issuable upon exercise of stock options and SARS	—	4	—	9

Weighted average common shares outstanding assuming dilution	21,497	21,304	21,498	21,309

The computation of diluted net loss per common share for the three and six months ended June 30, 2009 did not include options to purchase approximately 1.7 million shares of common stock, because there was a net loss for each such period and inclusion of shares underlying such options would have been anti-dilutive.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — DEBT
Consolidated long-term debt at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Term Loan (Credit Agreement)	$73,500	$89,200
Note Payable (CoCaLo purchase)	998	1,498

Total	74,498	90,698
Less current portion	13,533	14,933

Long-term debt	$60,965	$75,765

At June 30, 2009 and December 31, 2008, there was approximately $17.1 million and $12.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At June 30, 2009, Revolving Loan Availability was $25.8 million.
As of June 30, 2009, the applicable interest rate margins were: 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of June 30, 2009 were as follows:

	At June 30, 2009
	LIBOR Loans	Base Rate Loans
Revolving Loan	4.41%	6.25%
Term Loan	4.91%	6.25%
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
The Credit Agreement was amended via a First Amendment to Credit Agreement as of August 13, 2008 to clarify the definition of EBITDA. In addition, the Amended and Restated Pledge Agreement was further amended, in order to, among other things, permit the creation of RB Trademark Holdco, LLC (“IP Sub”) and the transfer to RB of various inactive subsidiaries and the interest in the Shining Stars Website.

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
(iii) The Credit Agreement now contains the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.20:1.00 for the first two quarters of 2009, with a step down to 1.15:1.00 for the third quarter of 2009 and a step up to 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to EBITDA Ratio of 4.00:1.00 for the first two quarters of 2009, with a step down to 3.75:1.00 for the third quarter of 2009, a step down to 3.50:1.00 for the fourth quarter of 2009, a step down to 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Previously, the minimum Fixed Charge Coverage Ratio was 1.25:1.00, with a step-up to 1.35:1.00 at June 30, 2010, and the maximum Total Debt to EBITDA Ratio was 3.25:1.00, with a step-down to 3.00:1.00 at June 30, 2009 and 2.75:1.00 at December 31, 2010. The Credit Agreement also contains customary affirmative and negative covenants. Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of June 30, 2009.
(iv) The principal of the Term Loan will be repaid in quarterly installments of $3.25 million on the last day of each fiscal quarter commencing with the quarter ended March 31, 2009 through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013 (previously, the quarterly installments were in the amount of $3.6 million with $31.6 million due on April 1, 2013).
(v) The Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. In addition, IP Sub must make mandatory prepayments of 100% of any net cash proceeds of any asset sale.
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
(v) The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because we did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through the statement of operations each period. Changes between its cost and its fair value as of June 30, 2009 resulted in income of approximately $310,000 and $556,000 for the three and six months ended June 30, 2009, respectively, and such amount is included in interest expense in the unaudited consolidated statement of operations.
Financing costs associated with the amended revolver and term loans were subject to the provisions of Emerging Task Force Issues Bulletin (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Based upon the calculations, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for deferred financing costs in the quarter ended March 31, 2009.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — INTANGIBLE ASSETS
As of June 30, 2009 and December 31, 2008, the components of intangible assets consist of the following (in thousands):

	Weighted Average	June 30,	December 31,
	Amortization Period	2009	2008
Sassy trade name	Indefinite life	$5,400	$5,400
Applause trade name	5 years	—	911
Kids Line customer relationships	20 years	29,934	30,711
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	11,906	12,224
LaJobi royalty agreements	5 years	1,929	2,146
CoCaLo trade name	Indefinite life	6,100	6,100
CoCaLo customer relationships	20 years	2,531	2,599
CoCaLo foreign trade name	Indefinite life	31	28

Total intangible assets		$81,731	$84,019

Aggregate amortization expense was approximately $736,000 and $1,470,000, for the three and six months ended June 30, 2009, respectively. Amortization expense was approximately $639,000 and $643,000 for the three and six months ended June 30, 2008 respectively.
Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year. An impairment of $819,000 for the Applause trade name was recorded in the quarter ended June 30, 2009. See Note 3.
NOTE 8 — CONCENTRATION OF RISK
As part of its ongoing risk assessment procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution.
During 2008, approximately 59% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), compared to 64% for the six months ended June 30, 2009. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.
The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 23% of such purchases for the year ended December 31, 2008 and 21% for the six months ended June 30, 2009. The five largest suppliers accounted for approximately 49% of the Company’s purchases in the aggregate for the year ended December 31, 2008 and the six months ended June 30, 2009. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials.
With respect to customers, Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 52.2% and 48.5% of the Company’s consolidated net sales during the three and six month periods ended June 30, 2009, respectively, and 45.1% and 43.6% for the three and six month periods ended June 30, 2008, respectively, and Target accounted for approximately 10.2% and 11.7% for the three and six month periods ended June 30, 2009 and 9.8% and 10.9% for the three and six month periods ended June 30, 2008, respectively. The loss of these customers or any other significant customers, or a significant reduction in the volume of business conducted with such customers, could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales.

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
On May 2, 2008, the Company entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because the Company did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through the statement of operations each period. Changes between its cost and its fair value as of June 30, 2009 resulted in income of approximately $310,000 and $556,000 for the three and six months ended June 30, 2009, and such amounts are included in interest expense in the consolidated statement of operations.
Financial assets and liabilities are measured using inputs from the three levels of the SFAS No. 157 fair value hierarchy. The three levels are as follows:
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently has no Level 1 assets or liabilities that are measured at a fair value on a recurring basis.
Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Most of the Company’s assets and liabilities fall within Level 2 and include foreign exchange contracts (when applicable) and interest rate swap agreements. The fair value of foreign currency and interest rate swap contracts are based on third-party market maker valuation models that discount cash flows resulting from the differential between the contract rate and the market-based forward rate or curve capturing volatility and establishing intrinsic and carrying values.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap agreement as of June 30, 2009 (in thousands):

		Fair Value Measurements as of June 30, 2009
	June 30, 2009	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(1,517)	$—	$(1,517)	$—
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
There were no material changes to the Company’s valuation techniques during the six months ended June 30, 2009 compared to those used in prior periods.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. Since this FSP addresses disclosure requirements, the adoption of this FSP did not impact the Company’s financial position or results of operations.
Effective April 1, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this FSP did not impact the Company’s financial position, results of operations or disclosures.
NOTE 10 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss), representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and six months ended June 30, 2009 and 2008 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(5,689)	$(12,139)	$(4,353)	$(10,139)
Other comprehensive income:
Foreign currency translation adjustments	163	340	147	552

Comprehensive loss	$(5,526)	$(11,799)	$(4,206)	$(9,587)

NOTE 11 — INCOME TAXES
The FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash or the relevant statute will expire within twelve months of the reporting date.
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLs”). At June 30, 2009, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $9.6 million, including approximately $0.1 million of accrued interest. The Company has various tax attributes such as NOLs, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions.
Activity regarding the liability for unrecognized tax benefits for the six months ended June 30, 2009 is as follows:

(in thousands)
Balance at January 1, 2009	$9,582
Increase related to interest expense	15

Balance at March 31, 2009	9,597
Increase related to interest expense	15

Balance at June 30, 2009	$9,612

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $5.3 million within twelve months of June 30, 2009. The Company anticipates that the valuation allowances of the deferred tax assets associated with various tax attributes such as foreign tax credit carryforwards and charitable contribution carryforwards would be increased.
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
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two to four year terms with extensions if agreed to by both parties. Several of these agreements require prepayments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $12.2 million, of which approximately $5.8 million remained unpaid at June 30, 2009, approximately $1.0 million of which is due prior to December 31, 2009. Royalty expense for the three and six months ended June 30, 2009 was $1.6 million and $3.0 million, respectively, compared to $1.8 million and $2.7 million for the three and six months ended June 30, 2008, respectively.
In connection with the sale of the Gift Business, RB and U.S. Gift sent a notice of termination with respect to the lease by RB (assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this lease has become the obligation of the Buyer (through its ownership of U.S. Gift), RB will remain obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of such lease becomes effective (a maximum period of two years from the closing date of December 23, 2008, for a maximum potential obligation of approximately $2.7 million per year). No payments have been made by RB in connection with this obligation as of June 30, 2009, but there can be no assurance that payments will not be required of RB in the future.
The purchase agreement pertaining to the sale of the Gift Business contains various RB indemnification, reimbursement and similar obligations. In addition, RB may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by RB in connection with the foregoing as of June 30, 2009, but there can be no assurance that payments will not be required of RB in the future.
As of June 30, 2009 the Company had obligations under certain letters of credit that contingently require the Company to make payments to guaranteed parties aggregating $0.9 million upon the occurrence of specified events.
Pursuant to the Asset Agreement and the Stock Agreement, the Company may be required to pay earnout consideration amounts, ranging from (i) $0.0 to $15.0 million in respect of the LaJobi acquisition and (ii) $0.0 to $4.0 million in respect of the CoCaLo acquisition. See Note 2.
In connection with the sale of the Gift Business, the Company entered into a transition services agreement (the “TSA”), pursuant to which, for periods of time and consideration specified in the TSA, the Company and the Buyer will provide certain specified transitional services to each other. For the six months ended June 30, 2009, the Company accrued $75,000 pursuant to the TSA, which amounts are payable to the Buyer.

RUSS BERRIE AND COMPANY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, (“FIN 46(R)”), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its financial position or results of operations.
On June 3, 2009 the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, (“GAAP”), in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means September 30, 2009 for the Company. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.
NOTE 14 — RELATED PARTY TRANSACTIONS
Lawrence Bivona, the President of LaJobi, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to LaJobi for goods being shipped from Asian ports. The Company has used this service since April 2008. For the three and six months ended June 30, 2009, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $0.3 million and $0.6 million, respectively, related to the services provided. Such costs were based on the actual, direct costs incurred by L&J Industries for such individuals.
CoCaLo contracts for warehousing and distribution services from a company, one of the partners of which is the estate of the father of Renee Pepys Lowe, an executive officer of the Company, which company is also managed by Ms. Pepys Lowe’s spouse. For the three and six months ended June 30, 2009, CoCaLo paid approximately $0.4 million and $0.9 million to such company for these services, respectively. In addition, CoCaLo rents certain office space from the same company at a rental cost for the three and six months ended June 30, 2009 of approximately $34,000 and $68,000, respectively. These expenses were recorded in selling, general and administrative expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2008, as amended (the “2008 10-K”), including the consolidated financial statements and notes thereto, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “March 10-Q”).
OVERVIEW
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated net sales from continuing operations of $60.0 million and $116.2 million in the three and six month periods ended June 30, 2009.
Shift to Infant and Juvenile Business
During 2008, we strategically refocused our business to further enhance our position in the infant and juvenile business. In April 2008, we consummated the acquisitions of each of the net assets of LaJobi Industries, Inc. (“LaJobi”) and the capital stock of CoCaLo, Inc. (“CoCaLo”). LaJobi designs, imports and sells infant and juvenile furniture and related products, and CoCaLo designs, imports and sells infant bedding and related accessories. In addition, on December 23, 2008, we sold our gift segment business (the “Gift Business”).
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
Prior to December 23, 2008, we had two reportable segments: (i) our infant and juvenile segment; and (ii) our gift segment. As a result of the sale of the Gift Business, we currently operate in one segment: our infant and juvenile segment. Consistent with our strategy of building a confederation of complementary businesses, each subsidiary in our infant and juvenile business is operated substantially independently by a separate group of managers. Our senior corporate management, together with senior management of our subsidiaries, coordinates the operations of all of our businesses and seeks to identify cross-marketing, procurement and other complementary business opportunities.
Prior to the Gift Sale, the gift segment designed, manufactured through third parties and marketed a wide variety of gift products, primarily under the trademarks Russ ® and Applause ®, to retail stores throughout the United States and the world via wholly-owned subsidiaries and independent distributors. The consideration received from the Gift Sale (the “Gift Sale Consideration”) was recorded at fair value as of December 23, 2008 at approximately $19.8 million, and consisted of a Note Receivable of $15.3 million and an Investment of $4.5 million on our consolidated balance sheet. The Gift Sale Consideration, as well as a related license to the Buyer of the Russ ® and Applause ® trademarks and tradenames, is discussed in more detail in “Liquidity and Capital Resources” below under the section captioned “ Recent Disposition ”. During the quarter ended June 30, 2009, in conjunction with the preparation of our financial statements for such period, a series of impairment indicators emerged in connection with the Buyer, which resulted in the Company recording in the quarter ended June 30, 2009 certain non-cash impairment charges and a valuation reserve aggregating $15.6 million against the Gift Sale Consideration and the Applause® trade name (See Note 3 of Notes to Unaudited Consolidated Financial Statements).
Prior to its divestiture, the Gift Business had revenues of approximately $25.5 million and $59.8 million for the three and six months ended June 30, 2008, respectively. The loss from discontinued operations, net of tax, for the three and six months ended June 30, 2008 was $14.8 million and $15.9 million, respectively. The six month loss of $15.9 million included: (i) an impairment charge of $7.0 million related to the write-down of fixed assets; (ii) a $1.0 million charge in cost of goods sold related to the write-off of Shining Stars website development; and (iii) a $1.6 million inventory charge in the second quarter of 2008 in connection with the unfavorable results of a voluntary quality test on certain gift products.
As a result of the Gift Sale, the Consolidated Statements of Operations have been restated to show the Gift Business as discontinued operations for the three and six months ended June 30, 2008. Neither the Consolidated balance sheet for the year ended December 31, 2008 nor the quarter ended June 30, 2009 include the Gift Business assets and liabilities, as a result of the consummation of the Gift Sale as of December 23, 2008, but each include the fair value of the consideration received from the Gift Sale, which was impaired during the quarter ended June 30, 2009. The Consolidated Statement of Cash Flows for the six months ended June 30, 2008 has not been restated. The accompanying Notes to Unaudited Consolidated Financial Statements have been restated to reflect the discontinued operations presentation described above for the basic financial statements where applicable.

Continuing Operations
Our infant and juvenile segment — which currently consists of Kids Line, LaJobi, Sassy and CoCaLo — designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others: infant bedding and related nursery accessories (Kids Line and CoCaLo); infant furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia, and sell through independent manufacturers’ representatives and distributors in certain other countries. International sales from continuing operations, defined as sales outside of the United States, including export sales, constituted 7% and 8% of our net sales for the six months ended June 30, 2009 and 2008, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the U.S.
Aside from funds provided by our senior credit facility, revenues from the sale of products have historically been the major source of cash for the Company, and cost of goods sold and payroll expenses have been the largest uses of cash. As a result, operating cash flows primarily depend on the amount of revenue generated and the timing of collections, as well as the quality of customer accounts receivable. The timing and level of the payments to suppliers and other vendors also significantly affect operating cash flows. Management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions, and also enable us to pay down debt.
We do not ordinarily sell our products on consignment (although we may do so in limited circumstances), and we ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions. Such amounts, together with discounts, are deducted from gross sales in determining net sales.
Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in 2008, would increase our expenses, and therefore, adversely affects our profitability. Conversely, a small portion of our revenues are generated by our subsidiaries in Australia and the U.K. and are denominated primarily in those local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes.
Additionally, if our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. To the extent we are unable to pass such price increases along to our customers, our gross margins would decrease. For example, increased costs in the PRC, primarily for raw materials, labor, taxes and currency lead our vendors to raise our prices, resulting in increased cost of goods sold and reduced gross margins in 2008.
In addition, our gross profit margins have declined in recent periods as a result of: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); and (ii) our acquisition of LaJobi, which has experienced significant sales growth but which also typically generates lower gross margins, on average, than our other business units.
We continue to seek to mitigate this margin pressure, including the development of new products that can command higher pricing, the identification of alternative, lower-cost sources of supply and, where possible, price increases. Particularly in the mass market, our ability to increase prices is limited by market and competitive factors, and, while we have implemented selective price increases, we have generally focused on maintaining (or increasing) shelf space at retailers and, as a result our market share.

The principal elements of our global business strategy include:
•	focusing on design-led and branded product development at each of our subsidiaries to enable us to continue to introduce compelling new products;

•	pursuing organic growth opportunities to capture additional market share, including:
(i)	expanding our product offerings into related categories;
(ii)	increasing our existing product penetration (selling more products to existing customer locations);
(iii)	increasing our existing store penetration (selling to more store locations within each large, national retail customer); and
(iv)	expanding and diversifying of our distribution channels, with particular emphasis on sales into international markets;
•	growing through licensing, distribution or other strategic alliances, including pursuing acquisition opportunities in businesses complementary to ours;
•	implementing strategies to further capture synergies within and between our confederation of businesses, through cross-marketing opportunities, consolidation of certain operational activities and other collaborative activities; and
•	continuing efforts to manage costs within each of our businesses.
We believe that we have made substantial progress in successfully implementing this strategy. As noted above, we acquired each of LaJobi and CoCaLo on April 2, 2008, which enabled us to significantly expand our infant and juvenile business and offer a more complete range of products for the baby nursery. We also sold our Gift Business on December 23, 2008, enabling us to focus our efforts and resources on our infant and juvenile business. In addition, during 2008 and the first half of 2009, we expanded our product line to offer products at a broader variety of price points and also added several environmentally friendly products. For example, Kids Line significantly increased its sales of Carter’s ® brand bedding separates, while Kids Line and CoCaLo each introduced new organic, eco-friendly brands. CoCaLo also expanded and refined its CoCaLo Couture brand, which targets higher price points. LaJobi also developed a new brand — Nursery 101 ® —introduced in 2009, which represents products at a lower price point than the rest of its line.
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
General Economic Conditions as they Impact Our Business
Economic conditions have deteriorated significantly in the United States and many of the other regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. Continuing adverse global economic conditions in our markets may result in, among other things: (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectibility of cash from our customers. See Item 1A, “Risk Factors—The state of the economy may impact our business” of the 2008 10-K. In addition, our operations and performance depend significantly on levels of consumer spending, which have deteriorated significantly in many countries and regions as a result of fluctuating energy costs, conditions in the residential real estate and mortgage markets, stock market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.
In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors—If the national and world-wide financial crisis intensifies, potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition” of the 2008 10-K.

SEGMENTS
The Company currently operates in one segment, the infant and juvenile segment.
BASIS OF PRESENTATION
As discussed above, as a result of the Gift Sale, the Consolidated Statement of Operations has been restated to show the Gift Business as discontinued operations for the three and six months ended June 30, 2008. The discussion below conforms to such presentation. In addition, as each of LaJobi and CoCaLo was acquired on April 2, 2008, the results of operations of each such entity are not included in the consolidated results of operations for the first quarter of 2008.
RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2009 AND 2008
Net sales for the three months ended June 30, 2009 decreased by 3.6% to $60.0 million, compared to $62.2 million for the three months ended June 30, 2008. This decrease was the result of the loss of $5.5 million in Sassy sales generated by the MAM Agreement and an approximate 5% decline in Kids Line sales, partially offset by strong sales growth at LaJobi and CoCalo as compared to the prior year period.
Gross profit was $19.0 million, or 31.7% of net sales, for the three months ended June 30, 2009, as compared to $20.0 million, or 32.1% of net sales, for the three months ended June 30, 2008. Gross profit margins were negatively impacted in the second quarter of 2009 primarily by: (i) sales mix changes resulting in higher sales of lower margin products, including higher sales of licensed products, including Carters® brand products; and (ii) increases in mark downs and advertising allowances provided to assist retailers in clearing existing inventory and to secure new product placements.
Selling, general and administrative expense was $11.4 million, or 19.0% of net sales, for the three months ended June 30, 2009, compared to $13.4 million, or 21.6% of net sales, for the three months ended June 30, 2008. As a percentage of sales, selling, general and administrative expense decreased at all four of the Company’s operating subsidiaries, primarily as a result of focused efforts to control spending in the current economic climate, as well as workforce reductions implemented by Sassy in late 2008. Only LaJobi experienced higher selling, general and administrative expenses on an absolute basis, driven by higher sales volume for the period.
The consideration received from the sale of the Gift Business is reviewed for impairment indicators on a quarterly basis. In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with The Russ Companies, the buyer of the Gift Business. These indicators included the impact of current macro-economic factors on the Buyer, the deterioration of conditions in the gift market, and other Buyer specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in The Russ Companies and critically evaluated the collectibility of its $15.3 million note receivable. As a result of this review, the Company determined that its 19.9% investment in The Russ Companies as well as the Applause trade name were other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge, to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the actions resulted in a non-cash charge to income/(loss) from continuing operations in an aggregate amount of $15.6 million.
Other expense was $1.5 million for the three months ended June 30, 2009 as compared to $2.3 million for the three months ended June 30, 2008. This decrease of approximately $0.8 million was primarily attributable to higher deferred financing costs incurred in the second quarter of 2008 in connection with the acquisitions of LaJobi and CoCaLo, including a write-off previously amortized deferred financing costs. Interest expense for the second quarter of 2009 was partially offset by a net favorable change ($0.2 million) in the fair value of an interest rate swap agreement entered into in connection with the credit facility.
Loss from continuing operations before income tax provision was $9.5 million for the three months ended June 30, 2009 as compared to income of $4.3 million for the three months ended June 30, 2008, primarily as a result of the aggregate $15.6 million of non-cash impairment charges and valuation reserves associated with the Gift Sale consideration and related assets recorded in the second quarter of 2009.

The income tax benefit from continuing operations for the three months ended June 30, 2009 was $3.9 million as compared to an income tax provision from continuing operations of $1.7 million in the same period 2008. The income tax benefit is primarily the result of the impairment charge and valuation allowance recorded in the June 2009 quarter. The Company’s effective tax rate for the three months ended June 30, 2009 was 40% compared to 39% for the three months ended June 30, 2008.
As a result of the foregoing, loss from continuing operations for the three months ended June 30, 2009 was $5.7 million, compared to income from continuing operations of $2.6 million, for the three months ended June 30, 2008.
Loss from discontinued operations, net of tax, was $14.8 million for the three months ended June 30, 2008. Net sales for the Gift Business were $25.5 million for the three months ended June 30, 2008. The income tax provision from discontinued operations was a provision of $0.3 million in the second quarter of 2008.
As a result of the foregoing, net loss for the three months ended June 30, 2009 was $5.7 million, or ($0.26) per diluted share, compared to a net loss of $12.1 million, or ($0.57) per diluted share, for the three months ended June 30, 2008.
RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Net sales for the six months ended June 30, 2009 increased by 12% to $116.2 million, compared to $103.8 million for the six months ended June 30, 2008. This increase was attributable to the inclusion of $26.7 million in sales generated by LaJobi and CoCaLo in the first quarter of 2009 which were not included in the comparable period in 2008, partially offset by a decline in net sales for Kids Line and Sassy. The decline in Sassy sales resulted primarily from the termination of the MAM Agreement effective December 2008, which resulted in the loss of approximately $11.0 million of net sales generated in the six months ended June 30, 2008. The decrease in Kids Line sales was the result of conservative retailer ordering associated with the current economic environment.
Gross profit was $35.6 million, or 30.6% of net sales, for the six months ended June 30, 2009, as compared to $35.2 million, or 33.9% of net sales, for the six months ended June 30, 2008. Gross profit margin was negatively impacted in the first six months of 2009 primarily by: (i) sales mix changes resulting in higher sales of lower margin products, including higher sales of licensed products; (ii) increases in mark downs and advertising allowances provided to assist retailers in clearing existing inventory and to secure product placements for the balance of the year; and (iii) the inclusion in the first quarter of 2009 of sales from LaJobi, which typically carry lower gross profit margins, on average, than our other business units.
Selling, general and administrative expense was $23.6 million, or 20.3% of net sales, for the six months ended June 30, 2009, compared to $22.4 million, or 21.6% of net sales, for the six months ended June 30, 2008. Selling, general and administrative expense increased in absolute terms due to: (i) the inclusion in the first quarter of 2009 of approximately $4.5 million of SG&A expenses from LaJobi and CoCalo, which costs were not included in SG&A for the first quarter of 2008; and (ii) severance costs recorded in the first quarter of 2009 of approximately $400,000 associated with a former executive. These additional SG&A expenses were partially offset by lower SG&A expenses at both Kids Line and Sassy due to lower sales volume and cost containment programs.
The consideration received from the sale of the Gift Business is reviewed for impairment indicators on a quarterly basis. In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with The Russ Companies, the buyer of the Gift Business. These indicators included the impact of current macro-economic factors on the Buyer, the deterioration of conditions in the gift market, and other Buyer- specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in the Russ Companies and critically evaluated the collectibility of its $15.3 million note receivable. As a result of this review, the Company determined that its 19.9% investment in The Russ Companies as well as the Applause trade name were other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge, to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the actions resulted in a non-cash charge to income/(loss) from continuing operations in an aggregate amount of $15.6 million.
Other expense was $3.7 million for the six months ended June 30, 2009 as compared to $3.3 million for the six months ended June 30, 2008. This increase of approximately $0.4 million was primarily attributable to increased interest expense related to the LaJobi and CoCaLo acquisitions, partially offset by a net favorable change of $0.4 million in the fair value of an interest rate swap agreement entered into in connection with the credit facility.
Loss from continuing operations before income tax provision was $7.3 million for the six months ended June 30, 2009 as compared to income of $9.5 million for the six months ended June 30, 2008, primarily as a result of the aggregate $15.6 million of non-cash impairment charges and valuation reserves associated with the Gift Sale Consideration and related assets recorded in the second quarter of 2009.

The income tax benefit from continuing operations for the six months ended June 30, 2009 was $3.0 million as compared to an income tax provision from continuing operations of $3.7 million in 2008, which was primarily the result of the impairment charges and valuation reserves associated with the Gift Sale Consideration. The Company’s effective tax rate for the six months ended June 30, 2009 was 41% compared to 39% for the six months ended June 30, 2008.
As a result of the foregoing, loss from continuing operations for the six months ended June 30, 2009 was $4.4 million, compared to income from continuing operations of $5.8 million, for the six months ended June 30, 2008.
Loss from discontinued operations, net of tax, was $15.9 million in the six months ended June 30, 2008. Net sales for the Gift Business were $59.8 million for the six months ended June 30, 2008. The income tax benefit from discontinued operations was a benefit of $0.8 million for the six months ended June 30, 2008.
As a result of the foregoing, the net loss for the six months ended June 30, 2009 was $4.4 million, or ($0.20) per diluted share, compared to a net loss of $10.1 million, or ($0.48) per diluted share, for the six months ended June 30, 2008.
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
As of June 30, 2009, the Company had cash and cash equivalents of $2.7 million compared to $3.7 million at December 31, 2008. Cash and cash equivalents decreased by $1.0 million during the six months ending June 30, 2009 compared to a decrease of $5.0 million during the six months ending June 30, 2008. The decrease in cash and cash equivalents during both periods primarily reflects the use of existing cash flows from operations to reduce debt. As of June 30, 2009 and December 31, 2008, working capital was $19.3 million and $25.0 million, respectively. The reduction in working capital primarily results from the repayment of long term debt.
Net cash provided by operating activities was $12.2 million during the six months ended June 30, 2009 compared to net cash provided by operating activities of $8.4 million during the six months ended June 30, 2008. The increase in cash provided by operating activities for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily the result of the acquisitions of LaJobi and CoCaLo in April 2008.
Net cash used in investing activities was $0.3 million for the six months ended June 30, 2009 compared to net cash used of $73.3 million for the six months ended June 30, 2008. The cash used for the six months ended June 30, 2009 was used to fund capital expenditures. The cash used for the six months ended June 30, 2008 was primarily related to: (i) the payment of the aggregate purchase price for the LaJobi and CoCaLo acquisitions; (ii) the $3.6 million payment of the Kids Line Earnout Consideration in January 2008; and (iii) capital expenditures.
Net cash used in financing activities was $12.8 million for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $59.7 million for the six months ended June 30, 2008. The cash used in the six months ended June 30, 2009 was primarily used to pay down debt under the Credit Agreement. The cash provided in the six months ended June 30, 2008 was primarily the result of borrowings under the Credit Agreement to fund the acquisitions of LaJobi and CoCaLo.
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

In addition, provided that the EBITDA of the Business has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ending December 31, 2010 (“the Measurement Date”), determined in accordance with the Asset Agreement, LaJobi will pay to the Stockholders an amount (the “LaJobi Earnout Consideration”) equal to a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the Business’s EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration can range between $0 and a maximum of $15 million. In addition, we have agreed to pay 1% of the Agreed Enterprise Value to a financial institution (which has been previously paid a finder’s fee in connection with the Assets Agreement), payable in the same manner and at the same time as the LaJobi Earnout Consideration is paid to the Stockholders.
CoCaLo
On April 2, 2008, a newly-formed, wholly-owned Delaware subsidiary of RB, I&J Holdco, Inc. (the “CoCaLo Buyer”), consummated the transactions contemplated by the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million; minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million; minus (iii) specified transaction expenses ($0.3 million); plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million, which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three-year period from the closing date. The first payment of $533,000 was paid during April 2009.
In addition, the CoCaLo Buyer will pay to the Sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010: (i) $666,667 will be paid for the achievement of specified initial performance targets with respect to each of net sales, gross profit and EBITDA (the latter combined with EBITDA of Kids Line) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 will be paid, on a sliding scale basis, for achievement in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. The CoCaLo Earnout Consideration can range between $0 up to an aggregate maximum of $4.0 million.
Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration will be recorded as additional goodwill when and if paid.
The results of operations of LaJobi and CoCaLo and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on their acquisition date.
Detailed descriptions of the LaJobi and CoCaLo acquisitions can be found in the Company’s Current Report on Form 8-K filed on April 8, 2008.
Recent Disposition
On December 23, 2008, RB completed the sale of the Gift Business to the Buyer. The aggregate purchase price payable by the Buyer for the Gift Business was: (i) 199 shares of the Common Stock, par value $0.001 per share, of the Buyer (the “Buyer Common Shares”), representing a 19.9% interest in the Buyer after consummation of the transaction, and (ii) a subordinated, secured promissory note issued by Buyer to RB in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, RB will have the right to cause the Buyer to repurchase any Buyer Common Shares then owned by RB, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 at approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investment of $4.5 million on the Company’s consolidated balance sheet.
In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with the Buyer. Pursuant to the License Agreement, the Buyer will pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment is due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty will be paid quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, the Buyer shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ ® and Applause ® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If the Buyer does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require the Buyer to purchase all of the Retained IP for $5.0 million. In connection therewith the Company recorded deferred royalty income of $5.0 million.

In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with The Russ Companies, the buyer of the Gift Business. These indicators included the impact of current macro-economic factors on the Buyer, the deterioration of conditions in the gift market, and other Buyer- specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in The Russ Companies and critically evaluated the collectibility of its $15.3 million note receivable. As a result of this review, the Company determined that its 19.9% investment in The Russ Companies as well as the Applause trade name were other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge, to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the actions resulted in a non-cash charge to income/(loss) from continuing operations in an aggregate amount of $15.6 million.
A detailed description of the Gift Sale can be found in the Company’s Current Report on Form 8-K filed on December 29, 2008.
Debt Financing
Consolidated long-term debt at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Term Loan (Credit Agreement)	$73,500	$89,200
Note Payable (CoCaLo purchase)	998	1,498

Total	74,498	90,698
Less current portion	13,533	14,933

Long-term debt	$60,965	$75,765

At June 30, 2009 and December 31, 2008, there was approximately $17.1 million and $12.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At June 30, 2009, Revolving Loan Availability was $25.8 million.
As of June 30, 2009, the applicable interest rate margins were: 4.00% for LIBOR Loans; and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of June 30, 2009 were as follows:

	At June 30, 2009
	LIBOR Loans	Base Rate Loans
Revolving Loan	4.41%	6.25%
Term Loan	4.91%	6.25%
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
The Credit Agreement was amended via a First Amendment to Credit Agreement as of August 13, 2008 to clarify the definition of EBITDA. In addition, the Amended and Restated Pledge Agreement was further amended, in order to, among other things, permit the creation of RB Trademark Holdco, LLC (“IP Sub”)and the transfer to RB of various inactive subsidiaries and the interest in the Shining Stars Website.
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
(iii) The Credit Agreement now contains the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.20:1.00 for the first two quarters of 2009, with a step down to 1.15:1.00 for the third quarter of 2009 and a step up to 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to EBITDA Ratio of 4.00:1.00 for the first two quarters of 2009, with a step down to 3.75:1.00 for the third quarter of 2009, a step down to 3.50:1.00 for the fourth quarter of 2009, a step down to 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Previously, the minimum Fixed Charge Coverage Ratio was 1.25:1.00, with a step-up to 1.35:1.00 at June 30, 2010, and the maximum Total Debt to EBITDA Ratio was 3.25:1.00, with a step-down to 3.00:1.00 at June 30, 2009 and 2.75:1.00 at December 31, 2010. The Credit Agreement also contains customary affirmative and negative covenants. Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of June 30, 2009.

(iv) The principal of the Term Loan will be repaid in quarterly installments of $3.25 million on the last day of each fiscal quarter commencing with the quarter ended March 31, 2009 through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013 (previously, the quarterly installments were in the amount of $3.6 million with $31.6 million due on April 1, 2013.
(v) The Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. In addition, IP Sub must make mandatory prepayments of 100% of any net cash proceeds of any asset sale.
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
(v) The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because we did not meet the criteria for hedge accounting under SFAS No. 133 for this instrument, changes in the fair value of the interest rate swap will be remeasured through the statement of operations each period. Changes between its cost and its fair value as of June 30, 2009 resulted in income of approximately $310,000 and $556,000 for the three and six months ended June 30, 2009, respectively and such amount is included in interest expense in the consolidated statement of operations.

Financing costs associated with the amended revolver and term loans were subject to the provisions of Emerging Task Force Issues Bulletin (“EITF”) 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Based upon the calculations, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for deferred financing costs, in the quarter ended March 31, 2009.
Other Events and Circumstances Pertaining to Liquidity
During March 2008, Sassy terminated its distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the “MAM Agreement”) effective as of December 23, 2008. As a result of such termination, we anticipate that Sassy will experience a sales decline of approximately $22 million (although a loss of only limited profitability) during 2009, of which approximately $11.0 million was experienced during the six months ended June 30, 2009. Pursuant to the MAM Agreement, we are restricted from selling products competitive with the MAM products until December 23, 2009.
In connection with the sale of the Gift Business, RB and U.S. Gift sent a notice of termination with respect to the lease by RB (assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this lease has become the obligation of the Buyer of the Gift Business (through its ownership of U.S. Gift), RB will remain obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of such lease becomes effective (a maximum period of two years from the closing date of December 23, 2008, for a maximum potential obligation of approximately $2.7 million per year). In addition, the purchase agreement pertaining to the sale of the Gift Business contains various RB indemnification, reimbursement and similar obligations. In addition, RB may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. No payments have been made by RB in connection with any of these obligations as of July 31, 2009, but there can be no assurance that payments will not be required of RB in the future.
We are subject to legal proceedings and claims arising in the ordinary course of our business that we believe will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
Consistent with our past practices and in the normal course of our business, we regularly review acquisition opportunities of varying sizes. In addition, as has been previously announced, we have begun to explore a full spectrum of strategic alternatives, although there can be no assurance that the evaluation process will result in the successful completion of any transaction. We may consider the use of debt or equity financing to fund potential acquisitions. Our current credit agreement imposes restrictions on us that could limit our ability to respond to market conditions or to take advantage of acquisitions or other business opportunities.
Contractual Obligations
The following table summaries the Company’s significant known contractual obligations as of June 30, 2009 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Operating Lease Obligations	$12,266	$1,009	$1,918	$1,942	$1,944	$2,012	$3,441
Capitalized Leases	11	3	7	1	—	—	—
Purchase Obligations(1)	28,734	28,734	—	—	—	—	—
Debt Repayment Obligations(2)	73,500	6,500	13,000	13,000	13,000	28,000	—
Note Payable(3)	1,067	—	533	534	—	—	—
Interest on Debt Repayment Obligations(4)	9,231	1,756	3,025	2,375	1,725	350	—
Royalty Obligations	5,817	1,032	1,710	900	1,075	1,100	—

Total Contractual Obligations	$130,626	$39,034	$20,193	$18,752	$17,744	$31,462	$3,441

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)	Reflects repayment obligations under the Second Amendment effective as of March 20, 2009. See Note 6 of Notes to Unaudited Consolidated Financial Statements for a description of the Second Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of June 30, 2009, approximately $17.1 million borrowed under the Revolving Loan. The estimated 2009 interest payment for this Revolving Loan using a 5.0% interest rate is $0.9 million. Such amounts are estimates only and actual interest payments could differ materially. The Revolving Loan facility matures in April 2013, at which time any amounts outstanding are due and payable.

(3)	Reflects a note payable with respect to the CoCaLo acquisition. The present value of the note is $998,000 and the aggregate remaining imputed interest at 5.5% is $69,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(4)	This amount reflects estimated interest payments on the long-term debt repayment obligation as of June 30, 2009 calculated using an interest rate of 5.0% and then-current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan.
Of the total income tax payable of $9.7 million, the Company has classified $5.4 million as current, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability. These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.
In connection with the acquisitions of LaJobi and CoCaLo, the Company has agreed to make certain potential Earnout Consideration payments based on the performance of the acquired businesses. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Acquisitions.” These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.
Off Balance Sheet Arrangements
As of June 30, 2009, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2008 10-K.
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
Recently Issued Accounting Standards
See Notes 1, 9 and 13 of the “Notes to Unaudited Consolidated Financial Statements” for a discussion of recently issued accounting pronouncements.
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
As of June 30, 2009, there have been no material changes in the Company’s market risks as described in Item 7A of our 2008 10-K, and Item 3 of our March 10-Q.

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
Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2009. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2008 10-K.

ITEM 6.	EXHIBITS
Exhibits to this Quarterly Report on Form 10-Q.

10.43	Form of Equity Incentive Plan Stock Option Agreement*

10.44	Form of Equity Incentive Plan Restricted Stock Agreement*

10.45	Form of Equity Incentive Plan Stock Appreciation Right Agreement*

10.46	Form of Equity Incentive Plan Restricted Stock Unit Agreement*

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

*	Represent management contracts or compensatory plans or arrangements.
Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSS BERRIE AND COMPANY, INC. (Registrant)
	By:	/s/ Guy A. Paglinco
Date: August 5, 2009		Guy A. Paglinco
Vice President, Chief Accounting Officer and interim Chief Financial Officer

EXHIBIT INDEX

10.43	Form of Equity Incentive Plan Stock Option Agreement*

10.44	Form of Equity Incentive Plan Restricted Stock Agreement*

10.45	Form of Equity Incentive Plan Stock Appreciation Right Agreement*

10.46	Form of Equity Incentive Plan Restricted Stock Unit Agreement*

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

*	Represent management contracts or compensatory plans or arrangements.