Form 10-Q
period 2009-09-30
KID BRANDS, INC
filed 2009-11-04
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8681
KID BRANDS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 Valley Road, Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip Code)
(201) 405-2400
(Registrant’s Telephone Number, including area code)
RUSS BERRIE AND COMPANY, INC.
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
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 30, 2009 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,497,015

KID BRANDS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,014	$3,728
Accounts receivable- trade, less allowances of $6,093 in 2009 and $4,285 in 2008	38,406	39,509
Inventories, net	39,936	47,169
Prepaid expenses and other current assets	2,075	3,252
Income tax receivable	186	16
Deferred income taxes, net	940	940

Total current assets	83,557	94,614
Property, plant and equipment, net	4,264	4,466
Intangible assets	81,043	84,019
Note receivable, net of allowance of $15,815 in 2009 and $0 in 2008	—	15,300
Investment	—	4,500
Deferred income taxes, net	27,609	28,960
Other assets	4,223	3,575

Total assets	$200,696	$235,434

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,533	$14,933
Short-term debt	18,325	12,114
Accounts payable	14,738	23,546
Accrued expenses	9,382	13,249
Income taxes payable	6,827	5,726

Total current liabilities	62,805	69,568
Income taxes payable, long-term	—	4,252
Long-term debt, excluding current portion	57,728	75,765
Deferred royalty income — long-term	—	5,065
Other long-term liabilities	1,985	2,908

Total liabilities	122,518	157,558

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at September 30, 2009 and December 31, 2008	2,674	2,674
Additional paid-in capital	90,113	89,173
Retained earnings	87,187	88,672
Accumulated other comprehensive income	430	134
Treasury stock, at cost, 5,230,765 and 5,258,962 shares at September 30, 2009 and December 31, 2008, respectively	(102,226)	(102,777)

Total shareholders’ equity	78,178	77,876

Total liabilities and shareholders’ equity	$200,696	$235,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$60,085	$69,803	$176,329	$173,646

Cost of sales	41,613	47,192	122,289	115,883

Gross profit	18,472	22,611	54,040	57,763

Selling, general and administrative expenses	12,069	13,404	35,686	35,814

Impairment and valuation reserve	—	—	15,620	—

Income from continuing operations	6,403	9,207	2,734	21,949

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,559)	(2,063)	(5,452)	(5,669)
Interest and investment income	—	29	10	111
Other, net	(67)	(53)	136	217

	(1,626)	(2,087)	(5,306)	(5,341)

Income (loss) from continuing operations before income tax (benefit) provision	4,777	7,120	(2,572)	16,608

Income tax provision (benefit)	1,909	1,129	(1,087)	4,830

Net income (loss) from continuing operations	2,868	5,991	(1,485)	11,778

Discontinued operations:
Income (loss) from discontinued operations before income tax provision (benefit)	—	1,063	—	(15,622)
Income tax provision (benefit) from discontinued operations	—	(1,151)	—	(1,910)

Income (loss) from discontinued operations, net of tax	—	2,214	—	(13,712)

Net income (loss)	$2,868	$8,205	$(1,485)	$(1,934)

Basic earnings (loss) per share:
Continuing operations	$0.13	$0.29	$(0.07)	$0.55
Discontinued operations	—	0.10	—	(0.64)

	$0.13	$0.39	$(0 .07)	$(0.09)

Diluted earnings (loss) per share:
Continuing operations	$0.13	$0.29	$(0.07)	$0.55
Discontinued operations	—	0.10	—	(0.64)

	$0.13	$0.39	$(0.07)	$(0.09)

Weighted average shares:
Basic	21,371,000	21,300,000	21,370,000	21,300,000

Diluted	21,770,000	21,310,000	21,370,000	21,300,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,485)	$(1,934)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,838	4,630
Provision for impairment of fixed assets	—	7,041
Amortization of deferred financing costs	1,190	605
Provision for impairment and valuation reserve	15,620	—
Accounts receivable allowance	22,743	16,825
Provision for inventory reserve	751	3,541
Share-based compensation expense	1,413	1,357
Deferred income taxes	1,351	4,082
Other	—	(444)
Change in assets and liabilities:
Restricted cash	—	16
Accounts receivable	(21,430)	(19,305)
Income tax receivable	11	(447)
Inventories	6,843	(1,563)
Prepaid expenses and other current assets	1,193	420
Other assets	(31)	313
Accounts payable	(8,711)	(1,216)
Accrued expenses	(5,393)	620
Income taxes payable	(3,152)	(1,552)

Net cash provided by operating activities	13,751	12,989

Cash flows from investing activities:
Capital expenditures	(472)	(1,718)
Payment for purchase of LaJobi Industries, Inc., net of cash acquired	—	(52,044)
Other	(4)	(23)
Payment for purchase of CoCaLo, Inc., net of cash acquired	—	(16,643)
Payment of Kids Line, LLC earnout consideration	—	(3,622)

Net cash used in investing activities	(476)	(74,050)

Cash flows from financing activities:
Proceeds from issuance of common stock	80	—
Issuance of long-term debt	—	100,000
Repayment of long-term debt	(19,437)	(53,721)
Payment of deferred financing fees	(1,646)	(1,655)
Net borrowing on revolving credit facility	6,211	9,094
Payment of capital lease obligations	—	(165)

Net cash (used in) provided by financing activities	(14,792)	53,553

Effect of exchange rate changes on cash and cash equivalents	(197)	(797)

Net decrease in cash and cash equivalents	(1,714)	(8,305)
Cash and cash equivalents at beginning of period	3,728	21,925

Cash and cash equivalents at end of period	$2,014	$13,620

Cash paid during the period for:
Interest	$5,310	$4,762
Income taxes	$1,059	$704

Noncash items:
Note payable CoCaLo purchase	$—	$1,439
The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Kid Brands, Inc. (formerly Russ Berrie and Company, Inc.) (“KID”) and its subsidiaries (collectively with KID, the “Company”) is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company currently operates in one segment, the infant and juvenile business.
On December 23, 2008, KID entered into, and consummated the transactions contemplated by, the Purchase Agreement as of such date (the “Purchase Agreement”) with The Russ Companies, Inc., a Delaware corporation (“Buyer”), for the sale of the capital stock of all of KID’s subsidiaries actively engaged in the gift business (the “Gift Business”), and substantially all of KID’s assets used in the Gift Business (the “Gift Sale”). As a result of the Gift Sale, the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 have been restated to show the Gift Business as discontinued operations. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 has not been restated. The accompanying Notes to Unaudited Consolidated Financial Statements have been restated where applicable to reflect the discontinued operations presentation described above for the basic financial statements. As the Gift Sale was completed in 2008, presentation of discontinued operations is not applicable with respect to 2009.
The Company’s continuing operations, which currently consist of: Kids Line, LLC (“Kids Line”); Sassy, Inc. (“Sassy”); LaJobi, Inc., (“LaJobi”); and CoCaLo, Inc., (“CoCaLo”), each direct or indirect wholly-owned subsidiaries of KID, design, manufacture through third parties and market products in a number of categories including, among others: infant bedding and related nursery accessories and décor (Kids Line and CoCaLo); nursery furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). The Company’s products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).
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
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in the third quarter of 2009. All accounting references herein have been updated, and therefore references to Statements of Financial Accounting Standards have been replaced with ASC references. The issuance of the Codification did not change GAAP and therefore its adoption by the Company will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.
Effective this quarter the Company adopted ASC Topic,- 855, “Subsequent Events” . This standard establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this standard did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 4, 2009, the date the Company issued these financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — ACQUISITIONS
LaJobi
As of April 2, 2008, LaJobi, Inc., a newly-formed and indirect, wholly-owned Delaware subsidiary of KID (“LaJobi”), consummated the transactions contemplated by an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“Seller”) and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets and specified obligations of the business of the Seller (“the Business”). The aggregate purchase price for the Business was equal to $50.0 million.
In addition, provided that the EBITDA of the Business, as defined in the Asset Agreement (the “LaJobi Earnout EBITDA”), has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ending December 31, 2010 (“the Measurement Date”), determined in accordance with the Asset Agreement, LaJobi will pay to the Stockholders an amount (the “LaJobi Earnout Consideration”) equal to a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the LaJobi Earnout EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration can range between $0 and a maximum of $15.0 million.
CoCaLo
On April 2, 2008, a newly-formed, wholly-owned Delaware subsidiary of KID, I&J Holdco, Inc. (the “CoCaLo Buyer”), consummated the transactions contemplated by the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million; minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million; minus (iii) specified transaction expenses ($0.3 million); plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million, which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three-year period from the closing date. The first payment of $533,000 was paid during April 2009.
In addition, the CoCaLo Buyer will pay to the Sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010: (i) $666,667 will be paid for the achievement of specified initial performance targets with respect to each of net sales, gross profit and specified CoCaLo EBITDA (the latter combined with specified Kids Line EBITDA) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 will be paid, on a sliding scale basis, for achievement in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. The CoCaLo Earnout Consideration can range between $0 up to an aggregate maximum of $4.0 million.
Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration will be recorded as additional goodwill when and if paid.
Pro Forma Information
The results of operations of LaJobi and CoCaLo and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on their acquisition date.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited pro forma consolidated results of operations of the Company for the nine months ended September 30, 2008 assumes the acquisitions of LaJobi and CoCaLo occurred as of January 1, 2008 (in thousands):

September 30, 2008
Net sales	$196,148
Net loss	$(1,284)

Basic income (loss) per share:
Continuing operations	$0.58
Discontinued operations	(0.64)

$(0.06)

Diluted income (loss) per share:
Continuing operations	$0.58
Discontinued operations	(0.64)

$(0.06)

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.
NOTE 3—SALE OF GIFT BUSINESS AND DISCONTINUED OPERATIONS
On December 23, 2008, KID completed the sale of the Gift Business. The aggregate purchase price payable by the Buyer for the Gift Business was: (i) 199 shares of the Common Stock, par value $0.001 per share, of the Buyer (the “Buyer Common Shares”), representing a 19.9% interest in the Buyer after consummation of the transaction that was accounted for at cost; and (ii) a subordinated, secured promissory note issued by the Buyer to KID in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, KID will have the right to cause the Buyer to repurchase any Buyer Common Shares then owned by KID, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 at approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investment of $4.5 million on the Company’s consolidated balance sheet.
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
The consideration received from the sale of the Gift Business is reviewed for impairment indicators on a quarterly basis. In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with the Buyer. These indicators included the impact of current macro-economic factors on the Buyer, the deterioration of conditions in the gift market, and other Buyer- specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in the Buyer and critically evaluated the collectibility of its $15.3 million note receivable. As a result of this review, the Company determined that its 19.9% investment in the Buyer as well as the Applause® trade name were other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge, to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the actions resulted in a non-cash charge to income/ (loss) from continuing operations in an aggregate amount of $15.6 million in the second quarter of 2009.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Condensed results of discontinued operations are as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Sales	$38,272	$98,046
Income (loss) before income taxes	$1,063	$(15,622)
Benefit for income taxes	$(1,151)	$(1,910)
Income (loss) from discontinued operations	$2,214	$(13,712)
NOTE 4 — SHAREHOLDERS’ EQUITY
Share-Based Compensation
On January 1, 2006, the Company adopted the provisions of ASC Topic 718, —"Compensation-Stock Compensation", which requires the costs resulting from all share-based payment transactions to be recognized in the financial statements at their grant date fair values.
The provisions of ASC Topic 718 require the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. For the three and nine months ended September 30, 2008, there was no excess tax benefit recognized from share-based compensation costs because the Company was not in a taxpaying position in the United States in 2008.
Equity Plans
As of September 30, 2009, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans discussed above. As of September 30, 2009, there were 370,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of the Company’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At September 30, 2009, 891,606 shares were available for issuance under the EI Plan.
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At September 30, 2009, 200,000 shares were available for issuance under the ESPP.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Impact on Net Income
The components of share-based compensation expense follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock option expense	$193	$222	$577	$675
Restricted stock expense	170	184	510	548
Restricted stock unit expense	5	—	13	—
Stock appreciation right expense expense	66	—	197	—
Employee stock purchase plan expense	34	45	116	134

Total share-based payment expense	$468	$451	$1,413	$1,357

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
As of September 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $3.0 million, and is expected to be recognized over a weighted-average period of 3.2 years.
The fair value of options is estimated on the date of grant using a Black-Scholes-Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option. The assumptions used to estimate the fair value of the stock options granted during the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Dividend yield	0%	0%
Risk-free interest rate	2.45%	3.06%
Volatility	80.0%	40.51%
Expected term (years)	5	5
Weighted-average fair value of options granted	$4.32	$4.53
Activity regarding outstanding options for the nine months ended September 30, 2009 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2008	1,941,379	$17.31
Options Granted	105,000	$6.63
Options Exercised	—	—
Options Forfeited / Cancelled *	(247,404)	$19.75

Options Outstanding at September 30, 2009	1,798,975	$16.35

Option price range at September 30, 2009	$6.63-$34.05

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
There was no aggregate intrinsic value on the unvested and vested outstanding options at September 30, 2009. The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair value at September 30, 2009 and the exercise price of each option. No options were exercised in the quarter ended September 30, 2009. The weighted average fair value of vested options for the nine months ended September 30, 2009 was $11.63 per share underlying each option. The intrinsic value of stock options at December 31, 2008 was zero.
A summary of the Company’s non-vested stock options at September 30, 2009 and changes during the nine months ended September 30, 2009 is as follows:

		Weighted Average Grant
Stock options	Options	Date Fair Value
Unvested at December 31, 2008	672,837	$12.69
Granted	105,000	$6.63
Vested	(53,200)	$11.63
Forfeited/cancelled*	(21,360)	$16.77

Unvested options at September 30, 2009	703,277	$11.74

*  For each period presented, all of the forfeited/cancelled options resulted from the termination of the employment of the respective optionees and the resulting forfeiture of unvested and/or vested but unexercised stock options. Pursuant to our equity compensation plans, upon the termination of employment of an optionee, such optionee’s outstanding unexercised options are typically cancelled and deemed terminated as of the date of termination; provided, that if the termination is not for cause, all vested options generally remain outstanding for a period ranging from 30 to 90 days, and then expire to the extent not exercised.
Restricted Stock
Restricted Stock is Common Stock that is subject to restrictions, including risks of forfeiture, determined by the Plan Committee in its sole discretion, for so long as such Common Stock remains subject to any such restrictions. A holder of restricted stock has all rights of a shareholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted Stock Awards are equity-classified within the Consolidated Balance Sheets.
During the three and nine month periods ended September 30, 2009 and 2008, there were no shares of restricted stock issued under the EI Plan or the 2004 Option Plan. At September 30, 2009 and December 31, 2008, there were 126,330 and 168,300 shares of restricted stock outstanding, respectively. These restricted stock grants have vesting periods ranging from three to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made.
As of September 30, 2009, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $1.4 million, and is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a grantee’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs; (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee; or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan during 2008 vest (and will be settled) ratably over a 5-year period commencing October 6, 2009 and are equity classified in the Consolidated Balance Sheets. There were 5,000 RSUs issued to an officer of the Company during the third quarter of 2009.
The fair value of each RSU grant is estimated using the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s unvested RSUs at September 30, 2009 and changes during the nine months ended September 30, 2009 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2008	13,900	$6.43
Granted	5,000	$5.34
Vested	—	—
Forfeited/cancelled	—	—

Unvested at September 30, 2009	18,900	$6.14

As of September 30, 2009, there was approximately $93,000 of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.2 years.
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised;, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years, at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant, and unless terminated earlier, expire on the tenth anniversary of the date of grant. There were 564,943 SARs granted to officers of the Company during the three months ended March 31, 2009. There were 10,000 SARs granted to an officer of the Company during the three months ended September 30, 2009. No SARs were granted during the nine months ended September 30, 2008.
SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the Consolidated Balance Sheets.
As of September 30, 2009, the total remaining unrecognized compensation cost related to unvested SARs, net of forfeitures, was approximately $0.6 million, and is expected to be recognized over a weighted-average period of 4.3 years.
The fair value of SARs is estimated on the date of grant using a Black-Scholes-Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that SARs granted are expected to be outstanding. Management will monitor SAR exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the SAR. The assumptions used to estimate the fair value of the SARs granted during the nine months ended September 30, 2009 were as follows:

Nine Months Ended
September 30, 2009
Dividend yield	0%
Risk-free interest rate	1.64%
Volatility	0.836%
Expected term (years)	4.20
Weighted-average fair value of SARs granted	$0.90

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Activity regarding outstanding SARs for the first nine months of 2009 is as follows:

	All SARs Outstanding
		Weighted Average
	SARs	Exercise Price
SARs outstanding as of December 31, 2008	118,000	$6.43
SARs Granted	574,943	$1.56
SARs Exercised	—	—
SARs Forfeited / Cancelled	—	—

SARs Outstanding as of September 30, 2009	692,943	$2.39

SAR price range at September 30, 2009	$1.36-$6.43
The aggregate intrinsic value on the unvested and vested outstanding SARs at September 30, 2009 was $2.7 million. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at September 30, 2009 and the exercise price of each SAR. No SARs were exercised in the quarter ended September 30, 2009. The weighted average fair value per vested SAR for the quarter ended September 30, 2009 was $0.69 per SAR. The intrinsic value of SARs at December 31, 2008 was zero.
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. As of September 30, 2009, the 2009 ESPP had 200,000 shares reserved for future issuance. During the quarter ended September 30, 2009, there were 87 enrolled participants in the 2009 ESPP and no shares thereunder were issued.
The fair value of each option granted under the 2009 ESPP and 2004 ESPP is estimated on the date of grant using the Black-Scholes-Merton options-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.40%	3.17%
Volatility	129.0%	34.40%
Expected term (years)	1.0	1.0
Expected volatilities are calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under each of the 2009 ESPP and 2004 ESPP is one year, or the equivalent of the annual plan year.
NOTE 5 — WEIGHTED AVERAGE COMMON SHARES
The Company adopted ASC Topic 260, “Earnings Per Share”, (“ASC Topic 260”) on January 1, 2009, which requires the Company to include specified participating securities in the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining the numbers of common shares, outstanding earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards where, like our vested restricted stock awards, carry a right to receive non-forfeitable dividends, if declared. There was no effect on our 2009 EPS as a result of the adoption of this standard.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting or exercise, in accordance with ASC Topic 260, we do not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, upon such settlement, such stock will be included in the calculation of basic earnings per share.
The weighted average common shares outstanding included in the computation of basic and diluted net income/loss per share is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding-Basic	21,371	21,300	21,370	21,300
Dilutive effect of common shares issuable upon exercise of stock options and SARS	399	10	—	—

Weighted average common shares outstanding assuming dilution	21,770	21,310	21,370	21,300

The computation of diluted net income/loss per common share for the three and nine months ended September 30, 2009 did not include options to purchase approximately 1.8 million shares of common stock because the exercise prices were greater than the average market price of the common stock during such periods, and with respect to the computation of diluted net loss per common share for the nine months ended September 30, 2009, as there was a net loss for the period, inclusion of shares underlying such options would have been anti-dilutive. The computation of diluted net income/loss per common share for the three and nine months ended September 30, 2008 did not include options to purchase approximately 2.0 million shares of common stock because the exercise prices were greater than the average market price of the common stock during such periods, and with respect to the computation of diluted net loss per common share for the nine months ended September 30, 2008, as there was a net loss for the period, inclusion of shares underlying such options would have been anti-dilutive.
NOTE 6 — DEBT
Consolidated long-term debt at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Term Loan (Credit Agreement)	$70,250	$89,200
Note Payable (CoCaLo purchase)	1,011	1,498

Total	71,261	90,698
Less current portion	13,533	14,933

Long-term debt	$57,728	$75,765

At September 30, 2009 and December 31, 2008, there was approximately $18.3 million and $12.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At September 30, 2009, Revolving Loan Availability was $26.9 million.
As of September 30, 2009, the applicable interest rate margins were: 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of September 30, 2009 were as follows:

	At September 30, 2009
	LIBOR Loans	Base Rate Loans
Revolving Loan	4.28%	6.25%
Term Loan	4.45%	6.25%

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Credit Agreement Summary
On March 14, 2006, Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”) entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, KID as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Original Credit Agreement”). The commitments under the Original Credit Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).
In connection with the purchase of LaJobi and CoCaLo as of April 2, 2008, KID, KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain financial institutions party to the Original Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Borrowers”, and the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein as the “New Borrowers”. The Credit Agreement amended and restated the Original Credit Agreement, and added the New Borrowers as parties thereto. The Pledge Agreement dated as of March 14, 2006 between KID and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008 (the “Amended and Restated Pledge Agreement”), to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by KID. In connection with the Credit Agreement, 100% of the equity of each Borrower, including each New Borrower, has been pledged as collateral to the Agent. In addition, the Guaranty and Collateral Agreement (as defined in the Credit Agreement) was also amended and restated as of April 2, 2008 (the “Amended and Restated Guaranty and Collateral Agreement”), to add the New Borrowers as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Borrowers, including the New Borrowers, under the Credit Agreement and the other related loan documents.
The Credit Agreement was amended via a First Amendment to Credit Agreement as of August 13, 2008 to clarify the definition of Covenant EBITDA (defined below). In addition, the Amended and Restated Pledge Agreement was further amended, in order to, among other things, permit the creation of RB Trademark Holdco, LLC (“IP Sub”), and the transfer to KID of various inactive subsidiaries and the interest in the Shining Stars Website.
As of March 20, 2009, KID and the Borrowers entered into a Second Amendment to Credit Agreement with the Lenders and the Agent (the “Second Amendment”). In connection with the Second Amendment: (i) the Amended and Restated Pledge Agreement and the Amended and Restated Guaranty and Collateral Agreement were further amended to provide, among other things, for a pledge to the Agent by KID of the membership interests in IP Sub; and (ii) KID executed a Joinder Agreement in favor of the Agent, the effect of which was to add KID as a guarantor under the Credit Agreement and each other Loan Document to which a Guarantor is a party and to include substantially all of the existing and future assets and properties of KID (subject to specified exceptions) as security for the satisfaction of the obligations of all the Borrowers under the Credit Agreement, as amended, and the other related loan documents. In connection with the Second Amendment, the Company paid the Agent and Lenders aggregate amendment and arrangement fees of 1.25% of the revised commitments. The scheduled maturity date is April 1, 2013 (subject to customary early termination provisions).
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
(ii) The Loans under the Credit Agreement bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. The applicable interest rate margins (to be added to the applicable interest rate) under the Credit Agreement now range from 2.0% — 4.25% for LIBOR Loans and from 1.0% — 3.25% for Base Rate Loans, based on a pricing grid set forth in the Second Amendment (until delivery of specified financial statements and compliance certificates with respect to the quarter ending September 30, 2009, the applicable margins will be a minimum of 4.00% for LIBOR Loans and 3.00% for Base Rate Loans). Previously, the margins ranged from 2.00% — 3.00% for LIBOR Loans and from 0.50% — 1.50% for Base Rate Loans, depending on the Total Debt to Covenant EBITDA Ratio. The Second Amendment also amended the Base Rate definition to include a floor of 30 day LIBOR plus 1%.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(iii) The Credit Agreement now contains the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.20:1.00 for the first two quarters of 2009, with a step down to 1.15:1.00 for the third quarter of 2009 and a step up to 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 4.00:1.00 for the first two quarters of 2009, with a step down to 3.75:1.00 for the third quarter of 2009, a step down to 3.50:1.00 for the fourth quarter of 2009, a step down to 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Previously, the minimum Fixed Charge Coverage Ratio was 1.25:1.00, with a step-up to 1.35:1.00 at June 30, 2010, and the maximum Total Debt to Covenant EBITDA Ratio was 3.25:1.00, with a step-down to 3.00:1.00 at June 30, 2009 and 2.75:1.00 at December 31, 2010. Covenant EBITDA, as defined in the Second Amendment, is a non-GAAP financial measure used to determine our compliance with the minimum Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA ratio, as well as to determine Total Debt to Covenant EBITDA for purposes of the relevant interest rate margins applicable to the Loans under the Credit Agreement, and whether certain dividends and repurchases can be made if other pre-requisites described in the Second Amendment are met. Covenant EBITDA is determined on a consolidated basis, and is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of our Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends.
(iv) The Credit Agreement also contains customary affirmative and negative covenants. Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of September 30, 2009.
(v) The principal of the Term Loan will be repaid in quarterly installments of $3.25 million on the last day of each fiscal quarter commencing with the quarter ended March 31, 2009 through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013 (previously, the quarterly installments were in the amount of $3.6 million with $31.6 million due on April 1, 2013).
(vi) The Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. In addition, IP Sub must make mandatory prepayments of 100% of any net cash proceeds of any asset sale.
(vii) Restrictions in the Credit Agreement on the activities of KID (requirement to act as a holding company, with all operations conducted through its subsidiaries) were eliminated.
(viii) The Second Amendment eliminated all restrictions on the ability of the Borrowers to distribute cash to KID for the payment of KID’s overhead expenses. However, KID will not be permitted to pay a dividend to its shareholders unless: (1) the LaJobi and CoCaLo Earnout Consideration, if any, have been paid in full; (2) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $4.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied; and (3) the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. Previously, the Borrowers were not permitted (except in specified situations) to distribute cash to KID to pay KID’s overhead expenses unless: (i) before and after giving effect to such distribution, no event of default would exist and (ii) before and after giving effect to such distribution, Excess Revolving Loan Availability equaled or exceeded $5.0 million; provided that the aggregate amount of such distributions could not exceed $3.5 million per year. In addition, pursuant to the Second Amendment, KID is not permitted to repurchase or redeem stock (with certain limited exceptions) unless (1) the LaJobi and CoCaLo Earnout Consideration, if any, have been paid in full, (2) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $5.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied, and (3) the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. Other restrictions on dividends and distributions are set forth in the Credit Agreement, as amended by the Second Amendment.
(ix) The following fees are now applicable to the Credit Agreement: an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement, as amended. Prior to the Second Amendment, the annual non-use fee was 0.40% to 0.60% of the unused amounts under the Revolving Loan.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
(v) The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because we did not meet the criteria for hedge accounting under ASC Topic 815 “Derivatives and Hedging” for this instrument, changes in the fair value of the interest rate swap will be remeasured through the statement of operations each period. Changes between its cost and its fair value as of September 30, 2009 resulted in income of approximately $348,000 and $904,000 for the three and nine months ended September 30, 2009, respectively, and such amounts are included in interest expense in the unaudited consolidated statements of operations.
Financing costs associated with the amended revolver and term loans were subject to the provisions of ASC Topic 470, “Debt”. Based upon the calculations required by ASC Topic 470, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for deferred financing costs in the quarter ended March 31, 2009.
NOTE 7 —INTANGIBLE ASSETS
As of September 30, 2009 and December 31, 2008, the components of intangible assets consist of the following (in thousands):

	Weighted Average	September 30,	December 31,
	Amortization Period	2009	2008
Sassy trade name	Indefinite life	$5,400	$5,400
Applause trade name	5 years	—	911
Kids Line customer relationships	20 years	29,545	30,711
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	11,748	12,224
LaJobi royalty agreements	5 years	1,820	2,146
CoCaLo trade name	Indefinite life	6,100	6,100
CoCaLo customer relationships	20 years	2,498	2,599
CoCaLo foreign trade name	Indefinite life	32	28

Total intangible assets		$81,043	$84,019

Aggregate amortization expense was approximately $690,000 and $2,160,000 for the three and nine months ended September 30, 2009, respectively. Amortization expense was approximately $637,000 and $1,280,000 for the three and nine months ended September 30, 2008 respectively.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with ASC Topic 350 “Intangibles — Goodwill and Other”, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2008. An impairment of $819,000 for the Applause® trade name was recorded in the quarter ended June 30, 2009. See Note 3.
The Company tested the non-amortizing intangible trade names recorded on our consolidated balance sheet as of December 31, 2008, which consisted of: Kids Line®; Sassy®; LaJobi®; and CoCaLo®. In addition, the Company also tested for the impairment of its Applause® trade name, which is a definite-lived intangible asset, as a result of the Gift Sale. Testing for impairment of indefinite-lived trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determined fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. With respect to Applause®, fair value was based on the terms of its license to the buyer of the Gift business. The difference between the fair value of the trade names and their carrying value resulted in an aggregate impairment charge of $3.7 million, which was related to CoCaLo® ($1.9 million), Sassy® ($1.7 million) and LaJobi® ($0.1 million). In addition, as a result of the Gift Sale, an impairment charge of $6.7 million was recorded in the fourth quarter of 2008 with respect to the Applause® trade name.
In the Company’s analysis, it used a five-year projection period, which has been its prior practice, with single digit long-term growth rates, as well as royalty rates of 5%, 2%, 5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For the 2008 testing, the royalty rate for Sassy was decreased from the rate used in 2007 due to lower gross profit margins reported and expected by Sassy and the previously-disclosed anticipated reduction in revenue and cash flows resulting from the termination of the MAM Agreement. At the time of the assessment of impairment (the fourth quarter of 2008), combined net revenues of Sassy and Kids Line had declined by approximately 1% from the prior year, and further softness in sales was anticipated during the remainder of 2009 with respect to Sassy, primarily as a result of a substantial decrease in net revenues due to the termination of the MAM Agreement, and with respect to Kids Line, primarily as a result of anticipated continued revenue softness reflecting worsening economic conditions. However, the Company applied conservative long-term growth rates thereafter for each of Sassy and Kids Line based on the following. With respect to Sassy, the Company’s assumptions were based on anticipated new product introductions, a re-branding initiative, new packaging for the product line, and the expiration at the end of 2009 of certain non-competition restrictions associated with the MAM Agreement. Although the long -term growth rate for Kids Line branded products in 2009 (as opposed to licensed products) was reduced from historical growth rates due to anticipated revenue reduction, we assumed growth in the four years thereafter reflecting planned new product introductions and expansion. With respect to the Applause® trade name, in connection with the Gift Sale, the buyer agreed to pay an annual royalty for the Applause® and Russ® trademarks and trade names of $1.15 million, as well as a $5 million purchase price for such intellectual property at the end of five years. Accordingly, the Company determined that the fair value of the allocated royalty stream of the Applause® and Russ® trade names, based on a present value analysis, was $913,000 for the Applause® trade names, resulting in the impairment charge recorded. The Russ® trade names do not have any value ascribed to them on our financial statements.
The Company’s other intangible assets with definite lives (consisting of the Applause® trade name, customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. As previously disclosed, based upon current economic conditions, and in connection with the annual impairment testing of intangibles during the fourth quarter of 2008, the Company determined that the Kids Line customer relationships would be amortized over a 20-year period rather than having an indefinite life. In connection therewith, the Company recorded $389,000 of amortization expense for the three months and year ended December 31, 2008. In addition, as discussed above, an impairment charge to the Applause® trade name was recorded in the fourth quarter of 2008 as a result of the Gift Sale. Other than the foregoing, the Company determined that the carrying value of its definite-lived intangible assets was fully recoverable.
As many of the factors used in assessing fair value are outside the control of management, the assumptions and estimates used in such assessment may change in future periods, which could require that we record additional impairment charges to our assets. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing or recordation is warranted.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — CONCENTRATION OF RISK
The following table represents net sales of the Company by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net domestic sales	$58,075	$67,034	$170,067	$166,533
Net foreign sales (Australia and United Kingdom)	2,010	2,769	6,262	7,113

Total net sales	$60,085	$69,803	$176,329	$173,646

The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Functional Soft Goods	43.1%	42.6%	44.5%	43.1%
Functional Hard Goods	34.3%	32.8%	33.8%	30.2%
Accessories and Décor	12.0%	12.9%	11.4%	13.3%
Toys and Entertainment	9.8%	11.1%	9.5%	12.9%
Other	0.8%	0.6%	0.8%	0.5%

Total	100.0%	100.0%	100.0%	100.0%

With respect to customers, (i) Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 45.5% and 47.5% of the Company’s consolidated net sales during the three and nine month periods ended September 30, 2009, respectively, and 49.7% and 46.1% for the three and nine month periods ended September 30, 2008, respectively, and (ii) Target accounted for approximately 12.6% and 12.0% for the three and nine month periods ended September 30, 2009 and 10.8% and 10.8% for the three and nine month periods ended September 30, 2008, respectively. The loss of these customers or any other significant customers, or a significant reduction in the volume of business conducted with such customers, could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales.
As part of its ongoing risk assessment procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution.
During 2008, approximately 59% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), compared to 67% for the nine months ended September 30, 2009. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.
The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 23% of such purchases for the year ended December 31, 2008 and 21% for the nine months ended September 30, 2009. The five largest suppliers accounted for approximately 49% of the Company’s purchases in the aggregate for the year ended December 31, 2008 and 46% for the nine months ended September 30, 2009. The Company believes that there are many alternate manufacturers for the Company’s products and sources of raw materials.
Total foreign assets (i.e., Australia and the United Kingdom) as of September 30, 2009 and December 31, 2008 were $3.7 million and $2.7 million, respectively.
NOTE 9 — FINANCIAL INSTRUMENTS
The Company adopted on January 1, 2008, the first day of its 2008 fiscal year, ASC Topic 820, “Fair Value Measurements and Disclosures”, for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period. ASC Topic 820 defines fair value of assets and liabilities as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The statement outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and ASC Topic 820 details the disclosures that are required for items measured at fair value.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Financial assets and liabilities are measured using inputs from the three levels of the ACS Topic 820 fair value hierarchy. The three levels are as follows:
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. In accordance with ASC Topic 820, the Company is not permitted to adjust quoted market prices in an active market.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap agreement as of September 30, 2009 (in thousands):

		Fair Value Measurements as of September 30, 2009
	September 30, 2009	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(1,169)	$—	$(1,169)	$—
Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable, accrued expenses and short-term debt are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.
The carrying value of the Company’s term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.
There were no material changes to the Company’s valuation techniques during the nine months ended September 30, 2009 compared to those used in prior periods.
NOTE 10 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss), representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and nine months ended September 30, 2009 and 2008 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$2,868	$8,205	$(1,485)	$(1,934)
Other comprehensive income:
Foreign currency translation adjustments	149	(2,587)	296	(2,035)

Comprehensive income (loss)	$3,017	$5,618	$(1,189)	$(3,969)

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — INCOME TAXES
ASC Topic 740, “Income Taxes” prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC Topic 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Under ASC Topic 740, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash or the relevant statute will expire within twelve months of the reporting date.
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLs”). At September 30, 2009, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $5.0 million, including approximately $0.1 million of accrued interest. The Company has various tax attributes such as NOLs, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions.
Activity regarding the liability for unrecognized tax benefits for the nine months ended September 30, 2009 is as follows:

(in thousands)

Balance at January 1, 2009	$9,582
Increase related to interest expense	15

Balance at March 31, 2009	9,597
Increase related to interest expense	15

Balance at June 30, 2009	9,612
Close statute of limitations	(4,660)
Increase related to interest expense	10

Balance at September 30, 2009	$4,962

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $5.0 million within twelve months of September 30, 2009 and such amount is reflected on the Company’s consolidated balance sheet as current taxes payable. The Company anticipates that the valuation allowances of the deferred tax assets associated with various tax attributes such as foreign tax credit carryforwards and charitable contribution carryforwards would be increased.
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
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two to four year terms with extensions if agreed to by both parties. Several of these agreements require prepayments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $17.4 million, of which approximately $10.2 million remained unpaid at September 30, 2009, approximately $0.2 million of which is due prior to December 31, 2009. Royalty expense for the three and nine months ended September 30, 2009 was $1.8 million and $4.8 million, respectively, compared to $1.3 million and $4.0 million for the three and nine months ended September 30, 2008, respectively.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the sale of the Gift Business, KID and U.S. Gift (our subsidiary at the time) sent a notice of termination, effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease has become the obligation of the Buyer of the Gift Business (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease becomes effective (i.e., for a maximum potential remaining obligation of approximately $4.3 million). It is our understanding that U.S. Gift has failed to pay certain amounts due under the Lease and that Buyer, U.S. Gift and the landlord have initiated discussions with respect thereto. No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift continues to fail to make such payments and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from the Buyer under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all.
The purchase agreement pertaining to the sale of the Gift Business contains various indemnification, reimbursement and similar obligations. In addition, the Company may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by the Company in connection with the foregoing as of September 30, 2009, but there can be no assurance that payments will not be required of the Company in the future.
As of September 30, 2009 the Company had obligations under certain letters of credit that contingently require the Company to make payments to guaranteed parties aggregating $0.9 million upon the occurrence of specified events.
Pursuant to the Asset Agreement and the Stock Agreement, the Company may be required to pay earnout consideration amounts, ranging from (i) $0.0 to $15.0 million in respect of the LaJobi acquisition and (ii) $0.0 to $4.0 million in respect of the CoCaLo acquisition. See Note 2.
In connection with the sale of the Gift Business, the Company entered into a transition services agreement (the “TSA”), pursuant to which, for periods of time and consideration specified in the TSA, the Company and the Buyer will provide certain specified transitional services to each other. For the nine months ended September 30, 2009, the Company accrued $75,000 pursuant to the TSA, not including payments made by the Australian and U.K. subsidiaries of Kids Line for the sublease of certain office and warehouse space, which amounts are payable to the Buyer.
NOTE 13 — RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2009 the ASC Topic 810, “Consolidation” was issued and requires an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. It also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect that the adoption of ASC 810 will have a material impact on its financial position or results of operations.
The Company will adopt new U.S. GAAP guidance concerning the determination of the useful life of intangible assets beginning in its first quarter of fiscal 2010. The Company is currently evaluating the effect of adopting this new guidance on its consolidated financial statements. The new guidance amends the factors that are to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows originally used to measure the fair value of the intangible asset under U.S. GAAP.
NOTE 14 — RELATED PARTY TRANSACTIONS
Lawrence Bivona, the President of LaJobi, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to LaJobi for goods being shipped from Asian ports. The Company has used this service since April 2008. For the three and nine months ended September 30, 2009, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $0.2 million and $0.8 million respectively, related to the services provided. Such costs were based on the actual, direct costs incurred by L&J Industries for such individuals.
CoCaLo contracts for warehousing and distribution services from a company, one of the partners of which is the estate of the father of Renee Pepys Lowe, an executive officer of the Company, which company is also managed by Ms. Pepys Lowe’s spouse. For the three and nine months ended September 30, 2009, CoCaLo paid approximately $0.7 million and $1.6 million to such company for these services, respectively. In addition, CoCaLo rents certain office space from the same company at a rental cost for the three and nine months ended September 30, 2009 of approximately $34,000 and $102,000, respectively. These expenses were recorded in selling, general and administrative expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2008, as amended (the “2008 10-K”), including the consolidated financial statements and notes thereto, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 (the “March 10-Q”) and June 30, 2009 (the “June 10-Q”).
OVERVIEW
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated net sales from continuing operations of $60.1 million and $176.3 million in the three and nine month periods ended September 30, 2009.
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
Prior to December 23, 2008, we had two reportable segments: (i) our infant and juvenile segment; and (ii) our gift segment. As a result of the sale of the Gift Business, we currently operate in one segment, the infant and juvenile business. Consistent with our strategy of building a confederation of complementary businesses, each subsidiary in our infant and juvenile business is operated substantially independently by a separate group of managers. Our senior corporate management, together with senior management of our subsidiaries, coordinates the operations of all of our businesses and seeks to identify cross-marketing, procurement and other complementary business opportunities.
Prior to the Gift Sale, the gift segment designed, manufactured through third parties and marketed a wide variety of gift products, primarily under the trademarks Russ ® and Applause ®, to retail stores throughout the United States and the world via wholly-owned subsidiaries and independent distributors. The consideration received from the Gift Sale (the “Gift Sale Consideration”) was recorded at fair value as of December 23, 2008 at approximately $19.8 million, and consisted of a Note Receivable of $15.3 million and an Investment of $4.5 million on our consolidated balance sheet. The Gift Sale Consideration, as well as a related license to the Buyer of the Russ ® and Applause ® trademarks and tradenames, is discussed in more detail in “Liquidity and Capital Resources” below under the section captioned “Recent Disposition ”. During the quarter ended June 30, 2009, in conjunction with the preparation of our financial statements for such period, a series of impairment indicators emerged in connection with the Buyer, which resulted in the Company recording in the quarter ended June 30, 2009 certain non-cash impairment charges and a valuation reserve aggregating $15.6 million against the Gift Sale Consideration and the Applause® trade name (See Note 3 of Notes to Unaudited Consolidated Financial Statements).
Prior to its divestiture, the Gift Business had revenues of approximately $38.3 million and $98.0 million for the three and nine months ended September 30, 2008, respectively. The income from discontinued operations, net of tax, for the three months ended September 30, 2008 was $2.2 million. The loss from discontinued operations, net of tax, for the nine months ended September 30, 2008 was $13.7 million. The nine month loss of $13.7 million included: (i) an impairment charge of $7.0 million related to the write-down of fixed assets; (ii) a $1.0 million charge in cost of goods sold related to the write-off of Shining Stars website development; and (iii) a $1.6 million inventory charge in the second quarter of 2008 in connection with the unfavorable results of a voluntary quality test on certain gift products.

As a result of the Gift Sale, the Consolidated Statements of Operations have been restated to show the Gift Business as discontinued operations for the three and nine months ended September 30, 2008. Neither the Consolidated Balance Sheet for the year ended December 31, 2008 nor the quarter ended September 30, 2009 include the Gift Business assets and liabilities, as a result of the consummation of the Gift Sale as of December 23, 2008, but each include the fair value of the consideration received from the Gift Sale, which was fully impaired and reserved during the quarter ended June 30, 2009. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 has not been restated. The Notes to Unaudited Consolidated Financial Statements have been restated to reflect the discontinued operations presentation described above for the basic financial statements where applicable.
Continuing Operations
Our infant and juvenile business — which currently consists of Kids Line, LaJobi, Sassy and CoCaLo — designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others: infant bedding and related nursery accessories (Kids Line and CoCaLo); infant furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia, and sell through independent manufacturers’ representatives and distributors in certain other countries. International sales from continuing operations, defined as sales outside of the United States, including export sales, constituted 7.8% and 8.9% of our net sales for the nine months ended September 30, 2009 and 2008, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the United States.
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
We do not ordinarily sell our products on consignment (although we may do so in limited circumstances), and we ordinarily accept returns only for defective merchandise. In the normal course of business, we may grant certain accommodations and allowances to certain customers in order to assist these customers with inventory clearance or promotions. Such amounts, together with discounts, are deducted from gross sales in determining net sales.
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
Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the three and nine months ended September 30, 2009, the costs of warehousing, outbound handling costs and outbound shipping costs were $1.7 million and $5.2 million, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.
In addition, our gross profit margins have declined in recent periods as a result of: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); and (ii) our acquisition of LaJobi, which has experienced significant sales growth but which also typically generates lower gross margins, on average, than our other business units; and (iii) increased pressure from major retailers, primarily as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements.

We continue to seek to mitigate this margin pressure through the development of new products that can command higher pricing, the identification of alternative, lower-cost sources of supply and, where possible, price increases. Particularly in the mass market, our ability to increase prices or resist requests for mark-downs and/or other allowances is limited by market and competitive factors, and, while we have implemented selective price increases, we have generally focused on maintaining (or increasing) shelf space at retailers and, as a result, our market share.
We have previously carried significant goodwill and intangible assets on our balance sheet. We recorded, in our consolidated financial statements for the fourth quarter and fiscal year ended December 31, 2008, non-cash impairment charges to: (i) goodwill related to our continuing infant and juvenile operations in the approximate amount of $130.2 million, in connection with our annual assessment of goodwill in accordance with ASC Topic 350 “Intangibles-Goodwill and Other"; (ii) our Applause® trademark in connection with the Gift Sale of $6.7 million; and (iii) intangible assets related to our continuing infant and juvenile operations of $3.7 million, in connection with our annual assessment of indefinite-life intangible assets in accordance with ASC Topic 350. We will continue to evaluate the carrying amount of our indefinite-life intangible assets in accordance with ASC Topic 350, and there can be no assurance that we will not incur additional impairment charges in the future. See Note 7 of Notes to Consolidated Financial Statements for details with respect to impairment changes incurred during 2008. Due to current economic conditions and the impairment recorded on all of our goodwill in the fourth quarter of 2008, we evaluated the useful life of our Kids Line customer relationships intangible asset and determined that the Kids Line customer relationships is a finite-lived asset and, as such, will be amortized over a 20-year life. In connection with such determination, we recorded $389,000 of amortization expense in the three months and year ended December 31, 2008.
We completed our annual goodwill assessment for our continuing operations as of December 31, 2008 in accordance with ASC Topic 350. As required by ASC Topic 350, the goodwill impairment test is accomplished using a two-step process. The first step compares the fair value of a reporting unit that has goodwill to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit (using fair-value based tests) over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.
As of December 31, 2008, after completing the first step of the impairment test, there was indication of impairment because our carrying value exceeded our market capitalization.
Management’s determination of the fair value of the goodwill for the second step in the analysis was performed with the assistance of a public accounting firm, other than the Company’s auditors. The analysis used a variety of testing methods that are judgmental in nature and involve the use of significant estimates and assumptions, including: (i) the Company’s operating forecasts; (ii) revenue growth rates; (iii) risk-commensurate discount rates and costs of capital; and (iv) price or market multiples. The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed by the Company’s routine long-range planning process.
During the year ended December 31, 2008, stock market valuations in general, and the Company’s stock price in particular, declined substantially. Such decline in the Company’s stock price in 2008 indicated the potential for impairment of the Company’s goodwill. In addition, during 2008, continuing gross margins for Kids Line and Sassy declined substantially from the previous year, and Sassy terminated a distribution agreement (the “MAM Agreement”) that had contributed approximately $22 million in revenues that was not expected to recur in 2009. These adverse conditions, resulting in part from difficult equity and credit market conditions, led the Company to revise its estimates with respect to net sales and gross margins, which in turn negatively impacted our cash flow forecasts for Kids Line and Sassy. These revised cash flows forecasts resulted in the conclusion in the Step 2 test that the Company’s goodwill was entirely impaired (it was determined to have no implied value), and as a result, the Company recorded a goodwill impairment charge in the amount of $130.2 million, representing the shortfall between the fair value of its continuing operations for which goodwill had been allocated and its carrying value.
Inventory, which consists of finished goods, is carried on our balance sheet at the lower of cost or market. Cost is determined using the weighted average cost method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value of such inventory. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory if management determines that the ultimate expected proceeds from the disposal of such inventory will be less than its carrying cost as described above. Management uses estimates to determine the necessity of recording these reserves based on periodic reviews of each product category based primarily on the following factors: length of time on hand, historical sales, sales projections (including expected sales prices), order bookings, anticipated demand, market trends, product obsolescence, the effect new products may have on the sale of existing products and other factors. Risks and exposures in making these estimates include changes in public and consumer preferences and demand for products, changes in customer buying patterns, competitor activities, our effectiveness in inventory management, as well as discontinuance of products or product lines. In addition, estimating sales prices, establishing markdown percentages and evaluating the condition of our inventories all require judgments and estimates, which may also impact the inventory valuation. However, we believe that, based on our prior experience of managing and evaluating the recoverability of our slow moving, excess, damaged and obsolete inventory in response to market conditions, including decreased sales in specific product lines, our established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, however, additional inventory reserves may be necessary in future periods.

Company Outlook
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
We believe that we have made substantial progress in successfully implementing this strategy. As noted above, we acquired each of LaJobi and CoCaLo on April 2, 2008, which enabled us to significantly expand our infant and juvenile business and offer a more complete range of products for the baby nursery. We also sold our Gift Business on December 23, 2008, enabling us to focus our efforts and resources on our infant and juvenile business. In addition, during 2008 and 2009, we expanded our product line to offer products at a broader variety of price points and also added several environmentally friendly products. For example, Kids Line significantly increased its sales of Carter’s ® brand bedding separates, while Kids Line and CoCaLo each introduced new organic, eco-friendly brands. CoCaLo also expanded and refined its CoCaLo Couture brand, which targets higher price points. LaJobi also developed a new brand — Nursery 101 ® —introduced in 2009, which represents products at a lower price point than the rest of its line.
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
As discussed in the section captioned “Continuing Operations” above, in the year ended December 31, 2008, we recorded an impairment charge to goodwill in the approximate amount of $130.2 million, resulting from decreased cash flow forecasts due in part to adverse equity and credit market conditions that caused, among other things, a sustained decrease in our stock price and a continued challenging retail environment. As a result of the current challenging retail environment, future sales and/or margins may be lower than what was historically forecasted, which would negatively impact our prior cash flow forecasts. However, we expect the acquisitions of LaJobi and CoCaLo to partially mitigate the impact of such lower forecasts. There can be no assurance that the outcome of future reviews will not result in further impairment charges. Impairment assessments inherently involve judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.

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
SEGMENTS
The Company currently operates in one segment, the infant and juvenile business.
BASIS OF PRESENTATION
As discussed above, as a result of the Gift Sale, the Consolidated Statement of Operations has been restated to show the Gift Business as discontinued operations for the three and nine months ended September 30, 2008. The discussion below conforms to such presentation. In addition, as each of LaJobi and CoCaLo was acquired on April 2, 2008, the results of operations of each such entity are not included in the consolidated results of operations for the first quarter of 2008.
RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Net sales for the three months ended September 30, 2009 decreased by 13.9% to $60.1 million, compared to $69.8 million for the three months ended September 30, 2008. This decrease was the result of a significant decline at Sassy, including the loss of approximately $5.4 million in Sassy sales generated in the third quarter of 2008 by the MAM Agreement, and an approximate 16% decline in Kids Line sales from the prior year period primarily resulting from sustained conservative retailer ordering associated with the continued challenging retail environment, partially offset by strong sales growth at LaJobi as compared to the prior year period.
Gross profit was $18.5 million, or 30.7% of net sales, for the three months ended September 30, 2009, as compared to $22.6 million, or 32.4% of net sales, for the three months ended September 30, 2008. Gross profit margins were negatively impacted in the third quarter of 2009 primarily by: (i) sales mix changes resulting in higher sales of lower margin products, including higher sales of licensed products, including Carters® and Graco® branded products; and (ii) increases in mark downs and advertising allowances provided to support retail sales or promotions in light of the present economic environment.
Selling, general and administrative expense was $12.1 million, or 20.1% of net sales, for the three months ended September 30, 2009, compared to $13.4 million, or 19.2% of net sales, for the three months ended September 30, 2008. On an absolute basis, selling, general and administrative expense decreased at all of the Company’s operating subsidiaries (other than LaJobi), primarily as a result of focused efforts to control spending in the current economic climate, as well as the impact of workforce reductions implemented by Sassy in late 2008. Only LaJobi experienced higher selling, general and administrative expenses on an absolute basis, driven by higher sales volume for the period.

Other expense was $1.6 million for the three months ended September 30, 2009 as compared to $2.1 million for the three months ended September 30, 2008. This decrease of approximately $0.5 million was due to lower borrowings, lower borrowing costs and a net favorable change in the fair value of an interest rate swap agreement entered into in connection with our Credit Agreement.
Income from continuing operations before income tax provision was $4.8 million for the three months ended September 30, 2009 as compared to income of $7.1 million for the three months ended September 30, 2008, primarily as a result of the declines in net sales and gross margin percentage described above.
The income tax provision for the three months ended September 30, 2009 was $1.9 million as compared to an income tax provision from continuing operations of $1.1 million in the same period of 2008. The Company’s effective tax rate for the three months ended September 30, 2009 was 40.0% compared to 15.9% for the three months ended September 30, 2008. The 2008 effective tax rate differed from the statutory rate primarily due to the release of the Company’s tax reserve due to the closing of the statute of limitations.
As a result of the foregoing, income from continuing operations for the three months ended September 30, 2009 was $2.9 million, compared to income from continuing operations of $6.0 million for the three months ended September 30, 2008.
Income from discontinued operations, net of tax, was $2.2 million for the three months ended September 30, 2008. Net sales for the Gift Business were $38.3 million for the three months ended September 30, 2008. The income tax provision from discontinued operations was a benefit of $1.2 million in the third quarter of 2008.
As a result of the foregoing, net income for the three months ended September 30, 2009 was $2.9 million, or $0.13 per diluted share, compared to net income from continuing operations of $6.0 million, or $0.29 per diluted share, and net income of $8.2 million, or $0.39 per diluted share, for the three months ended September 30, 2008.
RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Net sales for the nine months ended September 30, 2009 increased by 1.5% to $176.3 million, compared to $173.6 million for the nine months ended September 30, 2008. This increase was attributable to the inclusion of $26.7 million in sales generated by LaJobi and CoCaLo in the first quarter of 2009 which were not included in the comparable period in 2008, partially offset by a decline of 25% in net sales for Kids Line and Sassy. The decline in net sales was the result of the termination of the MAM Agreement effective December 2008, which generated approximately $16.4 million of net sales for Sassy in the nine months ended September 30, 2008, as well as sustained conservative retailer ordering at Kids Line and Sassy associated with the current economic environment.
Gross profit was $54.0 million, or 30.6% of net sales, for the nine months ended September 30, 2009, as compared to $57.8 million or 33.3% of net sales, for the nine months ended September 30, 2008. Gross profit margin was negatively impacted in the first nine months of 2009 primarily by: (i) sales mix changes resulting in higher sales of lower margin products, including higher sales of licensed products; (ii) increases in mark downs and advertising allowances provided to assist retailers in clearing existing inventory and to secure product placements for the balance of the year; and (iii) the inclusion in the first quarter of 2009 of sales from LaJobi, which typically carry lower gross profit margins, on average, than our other business units.
Selling, general and administrative expense was $35.7 million, or 20.2% of net sales, for the nine months ended September 30, 2009, compared to $35.8 million, or 20.6% of net sales, for the nine months ended September 30, 2008. Selling, general and administrative expense decreased as percent of sales and on an absolute basis due to: lower SG&A expenses at both Kids Line and Sassy due to lower sales volume and cost containment programs, partially offset by: (i) the inclusion in the first quarter of 2009 of approximately $4.5 million of SG&A expenses from LaJobi and CoCalo, which costs were not included in SG&A for the first quarter of 2008; (ii) severance costs recorded in the first quarter of 2009 of approximately $400,000 associated with a former executive and (iii) increased investments across our operations for trade shows and other business-building efforts.
In connection with an impairment test conducted during the preparation of the Company’s financial statements for the second quarter of 2009 triggered by the emergence of a series of impairment indicators concerning the buyer of the Gift Business, the Company concluded that the consideration received in connection with the Gift Sale was fully impaired, and, in connection therewith, recorded a non-cash charge to income/(loss) from continuing operations in an aggregate amount of $15.6 million ($4.5 million and $0.8 million, respectively, against the investment in The Russ Companies, Inc. and the Applause® trade name, and $10.3 million to reserve against the difference between the note receivable and deferred revenue liability).

Other expense was $5.3 million for the nine months ended September 30, 2009 and 2008. However, there was a decrease interest expense related to the lower borrowings, (approximately $0.5 million) for the 2009 period a decrease in interest, investment income and other income (approximately $0.4 million), offset by a net favorable change of $0.9 million in the fair value of an interest rate swap agreement entered into in connection with our Credit Agreement.
Loss from continuing operations before income tax provision was $2.6 million for the nine months ended September 30, 2009 as compared to income of $16.6 million for the nine months ended September 30, 2008, primarily as a result of the aggregate $15.6 million of non-cash impairment charges and valuation reserves recorded in the second quarter of 2009 discussed above.
The income tax benefit for the nine months ended September 30, 2009 was $1.1 million as compared to an income tax provision from continuing operations of $4.8 million for the nine months ended September 30, 2008, which was primarily the result of the impairment charges and valuation reserves associated with the Gift Sale consideration discussed above. The Company’s effective tax rate for the nine months ended September 30, 2009 was 42.3% compared to 29.1% for the nine months ended September 30, 2008. The 2008 effective tax rate differed from the statutory rate primarily due to the release of the Company’s tax reserve due to the closing of the statute of limitations.
As a result of the foregoing, loss from continuing operations for the nine months ended September 30, 2009 was $1.5 million, compared to income from continuing operations of $11.8 million for the nine months ended September 30, 2008.
Loss from discontinued operations, net of tax, was $13.7 million in the nine months ended September 30, 2008. Net sales for the Gift Business were $98.0 million for the nine months ended September 30, 2008. The income tax benefit from discontinued operations was a benefit of $1.9 million for the nine months ended September 30, 2008.
As a result of the foregoing, the net loss for the nine months ended September 30, 2009 was $1.5 million, or ($0.07) per diluted share, compared to a net loss of $1.9 million, or ($0.09) per diluted share, for the nine months ended September 30, 2008.
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
The proceeds of our bank facility have historically been used to fund acquisitions, and cash flows from operations are typically swept on a daily basis and utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which are necessitated by our strategy of sweeping cash to pay down debt), we typically do not actively utilize our revolving credit facility to fund operations.
As of September 30, 2009, the Company had cash and cash equivalents of $2.0 million compared to $3.7 million at December 31, 2008. Cash and cash equivalents decreased by $1.7 million during the nine months ending September 30, 2009 compared to a decrease of $8.3 million during the nine months ending September 30, 2008, primarily reflecting the use of existing cash flows from operations to reduce debt. As of September 30, 2009 and December 31, 2008, working capital was $20.4 million and $25.0 million, respectively. The reduction in working capital primarily results from aggressive inventory management in light of economic conditions, resulting in a $7.2 million reduction in inventory during the first nine months of 2009 and the use of the cash proceeds therefrom primarily to repay long term debt. .
Net cash provided by operating activities was $13.8 million during the nine months ended September 30, 2009 compared to net cash provided by operating activities of $13.0 million during the nine months ended September 30, 2008. The increase in cash provided by operating activities for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily the result of the acquisitions of LaJobi and CoCaLo in April 2008.
Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2009 compared to net cash used of $74.1 million for the nine months ended September 30, 2008. The cash used for the nine months ended September 30, 2009 was used to fund capital expenditures. The cash used for the nine months ended September 30, 2008 was primarily related to: (i) the payment of the aggregate purchase price for the LaJobi and CoCaLo acquisitions; (ii) the $3.6 million payment of the Kids Line Earnout Consideration in January 2008; and (iii) capital expenditures.
Net cash used in financing activities was $14.8 million for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $53.6 million for the nine months ended September 30, 2008. The cash used in the nine months ended September 30, 2009 was primarily used to pay down debt under the Credit Agreement. The cash provided in the nine months ended September 30, 2008 was primarily the result of borrowings under the Credit Agreement to fund the acquisitions of LaJobi and CoCaLo.

Recent Acquisitions
LaJobi
As of April 2, 2008, LaJobi, Inc. a newly-formed and indirect, wholly-owned Delaware subsidiary of KID (“LaJobi”) consummated the transactions contemplated by an Asset Purchase Agreement (the “Asset Agreement”) with LaJobi Industries, Inc., a New Jersey corporation (“Seller”), and each of Lawrence Bivona and Joseph Bivona (collectively, the “Stockholders”), for the purchase of substantially all of the assets and specified obligations of the business of the Seller (“the Business”). The aggregate purchase price for the Business was equal to $50.0 million (the $2.5 million deposited in escrow at the closing was released from escrow on October 2, 2009).
In addition, provided that the EBITDA of the Business, as defined in the Asset Agreement (the “LaJobi Earnout EBITDA”) has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ending December 31, 2010 (“the Measurement Date”), determined in accordance with the Asset Agreement, LaJobi will pay to the Stockholders an amount (the “LaJobi Earnout Consideration”) equal to a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the LaJobi Earnout EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration can range between $0 and a maximum of $15.0 million. In addition, we have agreed to pay 1% of the Agreed Enterprise Value to a financial institution (which has been previously paid a finder’s fee in connection with the Assets Agreement), payable in the same manner and at the same time as the LaJobi Earnout Consideration is paid to the Stockholders.
CoCaLo
On April 2, 2008, a newly-formed, wholly-owned Delaware subsidiary of KID, I&J Holdco, Inc. (the “CoCaLo Buyer”), consummated the transactions contemplated by the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The aggregate base purchase price payable for CoCaLo was equal to: (i) $16.0 million; minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million; minus (iii) specified transaction expenses ($0.3 million); plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million, which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and will be paid as additional consideration in equal annual installments over a three-year period from the closing date. The first payment of $533,000 was paid during April 2009.
In addition, the CoCaLo Buyer will pay to the Sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010: (i) $666,667 will be paid for the achievement of specified initial performance targets with respect to each of net sales, gross profit and specified CoCaLo EBITDA (the latter combined with specified Kids Line EBITDA) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 will be paid, on a sliding scale basis, for achievement in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. The CoCaLo Earnout Consideration can range between $0 up to an aggregate maximum of $4.0 million.
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

Recent Disposition
On December 23, 2008, KID completed the sale of the Gift Business to The Russ Companies, Inc. (the “Buyer”). The aggregate purchase price payable by the Buyer for the Gift Business was: (i) 199 shares of the Common Stock, par value $0.001 per share, of the Buyer (the “Buyer Common Shares”), representing a 19.9% interest in the Buyer after consummation of the transaction, and (ii) a subordinated, secured promissory note issued by Buyer to KID in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, KID will have the right to cause the Buyer to repurchase any Buyer Common Shares then owned by KID, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 at approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investment of $4.5 million on the Company’s consolidated balance sheet.
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
In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with the Buyer. These indicators included the impact of current macro-economic factors on the Buyer, the deterioration of conditions in the gift market, and other Buyer-specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in the Buyer and critically evaluated the collectibility of its $15.3 million note receivable from the Buyer. As a result of this review, the Company determined that its 19.9% investment in the Buyer well as the Applause® trade name were other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge, to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the actions resulted in a non-cash charge to income/ (loss) from continuing operations in an aggregate amount of $15.6 million, representing full impairment of the Gift Sale consideration.
A detailed description of the Gift Sale can be found in the Company’s Current Report on Form 8-K filed on December 29, 2008.
Debt Financing
Consolidated long-term debt at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Term Loan (Credit Agreement)	$70,250	$89,200
Note Payable (CoCaLo purchase)	1,011	1,498

Total	71,261	90,698
Less current portion	13,533	14,933

Long-term debt	$57,728	$75,765

At September 30, 2009 and December 31, 2008, there was approximately $18.3 million and $12.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At September 30, 2009, Revolving Loan Availability was $26.9 million.

As of September 30, 2009, the applicable interest rate margins were: 4.00% for LIBOR Loans; and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of September 30, 2009 were as follows:

	At September 30, 2009
	LIBOR Loans	Base Rate Loans
Revolving Loan	4.28%	6.25%
Term Loan	4.45%	6.25%
Credit Agreement Summary
On March 14, 2006, Kids Line, LLC (“KL”) and Sassy, Inc. (“Sassy”) entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, KID as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Original Credit Agreement”). The commitments under the Original Credit Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).
In connection with the purchase of LaJobi and CoCaLo as of April 2, 2008, KID, KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain financial institutions party to the Original Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. KL, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Borrowers”, and the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein as the “New Borrowers”. The Credit Agreement amended and restated the Original Credit Agreement, and added the New Borrowers as parties thereto. The Pledge Agreement dated as of March 14, 2006 between KID and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008 (the “Amended and Restated Pledge Agreement”), to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by KID. In connection with the Credit Agreement, 100% of the equity of each Borrower, including each New Borrower, has been pledged as collateral to the Agent. In addition, the Guaranty and Collateral Agreement (as defined in the Credit Agreement) was also amended and restated as of April 2, 2008 (the “Amended and Restated Guaranty and Collateral Agreement”), to add the New Borrowers as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Borrowers, including the New Borrowers, under the Credit Agreement and the other related loan documents.
The Credit Agreement was amended via a First Amendment to Credit Agreement as of August 13, 2008 to clarify the definition of Covenant EBITDA (defined below). In addition, the Amended and Restated Pledge Agreement was further amended, in order to, among other things, permit the creation of RB Trademark Holdco, LLC (“IP Sub”),and the transfer to KID of various inactive subsidiaries and the interest in the Shining Stars Website.
As of March 20, 2009, KID and the Borrowers entered into a Second Amendment to Credit Agreement with the Lenders and the Agent (the “Second Amendment”). In connection with the Second Amendment: (i) the Amended and Restated Pledge Agreement and the Amended and Restated Guaranty and Collateral Agreement were further amended to provide, among other things, for a pledge to the Agent by KID of the membership interests in IP Sub; and (ii) KID executed a Joinder Agreement in favor of the Agent, the effect of which was to add KID as a guarantor under the Credit Agreement and each other Loan Document to which a Guarantor is a party and to include substantially all of the existing and future assets and properties of KID (subject to specified exceptions) as security for the satisfaction of the obligations of all the Borrowers under the Credit Agreement, as amended, and the other related loan documents. In connection with the Second Amendment, the Company paid the Agent and Lenders aggregate amendment and arrangement fees of 1.25% of the revised commitments. The scheduled maturity date is April 1, 2013 (subject to customary early termination provisions).
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

(ii) The Loans under the Credit Agreement bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. The applicable interest rate margins (to be added to the applicable interest rate) under the Credit Agreement now range from 2.0% — 4.25% for LIBOR Loans and from 1.0% — 3.25% for Base Rate Loans, based on a pricing grid set forth in the Second Amendment (until delivery of specified financial statements and compliance certificates with respect to the quarter ending September 30, 2009, the applicable margins will be a minimum of 4.00% for LIBOR Loans and 3.00% for Base Rate Loans). Previously, the margins ranged from 2.00% — 3.00% for LIBOR Loans and from 0.50% — 1.50% for Base Rate Loans, depending on the Total Debt to Covenant EBITDA Ratio. The Second Amendment also amended the Base Rate definition to include a floor of 30 day LIBOR plus 1%.
(iii) The Credit Agreement now contains the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.20:1.00 for the first two quarters of 2009, with a step down to 1.15:1.00 for the third quarter of 2009 and a step up to 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 4.00:1.00 for the first two quarters of 2009, with a step down to 3.75:1.00 for the third quarter of 2009, a step down to 3.50:1.00 for the fourth quarter of 2009, a step down to 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Previously, the minimum Fixed Charge Coverage Ratio was 1.25:1.00, with a step-up to 1.35:1.00 at June 30, 2010, and the maximum Total Debt to Covenant EBITDA Ratio was 3.25:1.00, with a step-down to 3.00:1.00 at June 30, 2009 and 2.75:1.00 at December 31, 2010. Covenant EBITDA, as defined in the Second Amendment, is a non-GAAP financial measure used to determine our compliance with the minimum Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA ratio, as well as to determine Total Debt to Covenant EBITDA for purposes of the relevant interest rate margins applicable to the Loans under the Credit Agreement, and whether certain dividends and repurchases can be made if other pre-requisites described in the Second Amendment are met. Covenant EBITDA is determined on a consolidated basis, and is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of our Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends.
(iv) The Credit Agreement also contains customary affirmative and negative covenants. Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of September 30, 2009.
(v) The principal of the Term Loan will be repaid in quarterly installments of $3.25 million on the last day of each fiscal quarter commencing with the quarter ended March 31, 2009 through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013 (previously, the quarterly installments were in the amount of $3.6 million with $31.6 million due on April 1, 2013).
(vi) The Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. In addition, IP Sub must make mandatory prepayments of 100% of any net cash proceeds of any asset sale.
(vii) Restrictions in the Credit Agreement on the activities of KID (requirement to act as a holding company, with all operations conducted through its subsidiaries) were eliminated.
(viii) The Second Amendment eliminated all restrictions on the ability of the Borrowers to distribute cash to KID for the payment of KID’s overhead expenses. However, KID will not be permitted to pay a dividend to its shareholders unless: (1) the LaJobi and CoCaLo Earnout Consideration, if any, have been paid in full; (2) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $4.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied; and (3) the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. Previously, the Borrowers were not permitted (except in specified situations) to distribute cash to KID to pay KID’s overhead expenses unless: (i) before and after giving effect to such distribution, no event of default would exist and (ii) before and after giving effect to such distribution, Excess Revolving Loan Availability equaled or exceeded $5.0 million; provided that the aggregate amount of such distributions could not exceed $3.5 million per year. In addition, pursuant to the Second Amendment, KID is not permitted to repurchase or redeem stock (with certain limited exceptions) unless (1) the LaJobi and CoCaLo Earnout Consideration, if any, have been paid in full, (2) before and after giving effect to any such dividend, (a) no default or event of default exists or would result therefrom, (b) Excess Revolving Loan Availability will equal or exceed $5.0 million, and (c) before and after giving effect to any such payment, the applicable financial covenants will be satisfied, and (3) the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters shall have been less than 2.00:1.00. Other restrictions on dividends and distributions are set forth in the Credit Agreement, as amended by the Second Amendment.

(ix) The following fees are now applicable to the Credit Agreement: an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement, as amended. Prior to the Second Amendment, the annual non-use fee was 0.40% to 0.60% of the unused amounts under the Revolving Loan.
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
(v) The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements discussed above, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because we did not meet the criteria for hedge accounting under ASC Topic 815 “Derivatives and Hedging”- for this instrument, changes in the fair value of the interest rate swap will be remeasured through the statement of operations each period. Changes between its cost and its fair value as of September 30, 2009 resulted in income of approximately $348,000 and $904,000 for the three and nine months ended September 30, 2009, respectively and such amounts are included in interest expense in the unaudited consolidated statements of operations.
Financing costs associated with the amended revolver and term loans were subject to the provisions of ASC Topic 470, “Debt”. Based upon the calculations, required by ASC Topic 470, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for deferred financing costs in the quarter ended March 31, 2009.
Other Events and Circumstances Pertaining to Liquidity
During March 2008, Sassy terminated its distribution agreement with MAM Babyartikel GmbH of Vienna, Austria (the “MAM Agreement”) effective as of December 23, 2008. As a result of such termination, we anticipate that Sassy will experience a sales decline of approximately $22 million (although a loss of only limited profitability) during 2009, of which approximately $16.0 million was experienced during the nine months ended September 30, 2009. Pursuant to the MAM Agreement, we are restricted from selling products competitive with the MAM products until December 23, 2009.
In connection with the sale of the Gift Business, KID and U.S. Gift (our subsidiary at the time) sent a notice of termination, effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease has become the obligation of the Buyer of the Gift Business (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease becomes effective for a maximum potential remaining obligation of approximately $4.3 million). It is our understanding that U.S. Gift has failed to pay certain amounts due under the Lease and that Buyer, U.S. Gift and the landlord have initiated discussions with respect thereto. No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift continues to fail to make such payments and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from the Buyer under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all
In addition, the purchase agreement pertaining to the sale of the Gift Business contains various KID indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with any of these obligations as of October 29, 2009, but there can be no assurance that payments will not be required of KID in the future.
We are subject to legal proceedings and claims arising in the ordinary course of our business. We believe such proceedings and claims will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

In addition, the purchase agreement pertaining to the sale of the Gift Business contains various KID indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with any of these obligations as of October 29, 2009, but there can be no assurance that payments will not be required of KID in the future.
We are subject to legal proceedings and claims arising in the ordinary course of our business. We believe such proceedings and claims will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
Consistent with our past practices and in the normal course of our business, we regularly review acquisition opportunities of varying sizes.
We may consider the use of debt or equity financing to fund potential acquisitions. Our current credit agreement includes provisions that place limitations on our ability to enter into acquisitions, mergers or similar transactions, as well as a number of other activities, including our ability to: incur additional debt; create liens on our assets or make guarantees; make certain investments or loans; pay dividends; repurchase our common stock; or dispose of or sell assets. These covenants could restrict our ability to pursue opportunities to expand our business operations. We are required to make prepayments of our debt upon the occurrence of certain transactions, including most asset sales or debt or equity issuances and extraordinary receipts.
Contractual Obligations
The following table summaries the Company’s significant known contractual obligations as of September 30, 2009 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Operating Lease Obligations	$11,762	$505	$1,918	$1,942	$1,944	$2,012	$3,441
Capitalized Leases	10	2	7	1	—	—	—
Purchase Obligations(1)	41,581	41,581	—	—	—	—	—
Debt Repayment Obligations(2)	70,250	3,250	13,000	13,000	13,000	28,000	—
Note Payable(3)	1,067	—	533	534	—	—	—
Interest on Debt Repayment Obligations(4)	8,333	858	3,025	2,375	1,725	350	—
Royalty Obligations	10,206	221	3,360	2,630	2,895	1,100	—

Total Contractual Obligations(5)	$143,209	$46,417	$21,843	$20,482	$19,564	$31,462	$3,441

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)	Reflects repayment obligations under the Second Amendment effective as of March 20, 2009. See Note 6 of Notes to Unaudited Consolidated Financial Statements for a description of the Second Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of September 30, 2009, approximately $18.3 million borrowed under the Revolving Loan. The estimated 2009 interest payment for this Revolving Loan using a 5.0% interest rate is $0.9 million. Such amounts are estimates only and actual interest payments could differ materially. The Revolving Loan facility matures in April 2013, at which time any amounts outstanding are due and payable.

(3)	Reflects a note payable with respect to the CoCaLo acquisition. The present value of the note is $1,011,000 and the aggregate remaining imputed interest at 5.5% is $56,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(4)	This amount reflects estimated interest payments on the long-term debt repayment obligation as of September 30, 2009 calculated using an interest rate of 5.0% and then-current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan.

(5)	Does not include contingent obligations under the Lease (or contingent obligations under other off-balance sheet arrangements described below), as the amount if any and/or timing of their potential settlement is not reasonably estimable. See “Other Events and Circumstances Pertaining to Liquidity” above. In connection with the acquisitions of LaJobi and CoCaLo, the Company has agreed to make certain potential Earnout Consideration payments based on the performance of the acquired businesses. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Recent Acquisitions.” These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.
The Company has classified the $6.8 million of total income tax payable, as current; as such amount is expected to be resolved within one year. These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable.
Off Balance Sheet Arrangements
As of September 30, 2009, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2008 10-K. But see “Other Events and Circumstances Pertaining to Liquidity” above with respect to the Company’s contingent liability pertaining to the Lease by a subsidiary of the Buyer of the Gift Business of a facility in South Brunswick, New Jersey, which may require payments to be made by the Company to the landlord of such facility.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2009, there have been no material changes in the Company’s market risks as described in Item 7A of our 2008 10-K, and Item 3 of our March 10-Q.
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
Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2009. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2008 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 22, 2009 the Company held its annual meeting of shareholders (the “2009 Annual Meeting”). Each of the eight nominated directors was elected, without contest, as a member of the Board of Directors at the 2009 Annual Meeting. The votes for and the votes withheld for each of the nominees for director were as follows:

Nominee	For	%	Withheld	%
Raphael Benaroya	17,350,377	87.0	2,597,068	13.0
Mario Ciampi	18,978,388	95.1	969,057	4.9
Bruce G. Crain	19,729,628	98.9	217,817	1.1
Frederick J. Horowitz	18,941,991	95.0	1,005,454	5.0
Lauren Krueger	17,531,007	87.9	2,416,438	12.1
Salvatore M. Salibello	17,475,714	87.6	2,471,731	12.4
John Schaefer	18,398,196	92.2	1,549,249	7.8
Michael Zimmerman	19,655,652	98.5	219,793	1.5
A brief description of each matter voted upon at the 2009 Annual Meeting other than the election of directors follows:
Approval of an amendment to the Restated Certificate of Incorporation of the Company to change its name to “Kid Brands, Inc.”, effective as of the date of the 2009 Annual Meeting:

For	%	Against	%	Abstain	%	Broker non-vote	%

19,927,668	99.9	17,255.01		2,522	—	—	—
ITEM 6. EXHIBITS
Exhibits to this Quarterly Report on Form 10-Q.
3.1(a)	Restated Certificate of Incorporation of the Company and amendment thereto.

(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.

(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009.

4.1	Form of Common Stock Certificate.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.
Items 1, 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC. (Registrant)
	By	/s/ Guy A. Paglinco
Date: November 4, 2009		Guy A. Paglinco
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1 (a)	Restated Certificate of Incorporation of the Company and amendment thereto.

(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.

(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009.

4.1	Form of Common Stock Certificate.

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.