Form 10-K
period 2009-12-31
KID BRANDS, INC
filed 2010-03-26
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2009 was approximately $48.9 million.
     The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 19, 2010, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	21,577,699

Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), which is intended to be filed not later than 120 days after the end of the fiscal period covered by this report.

PART I
     As used in this Annual Report on Form 10-K, the terms “Company”, “our”, “us” or “we” refer to Kid Brands, Inc., a New Jersey corporation (formerly known as Russ Berrie and Company, Inc.), and each of its consolidated subsidiaries, and the term “KID” refers to the registrant.

ITEM 1.	BUSINESS
Background
     We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Prior to December 23, 2008, we operated in two reportable segments: our infant and juvenile segment; and our gift segment. During 2008, however, we strategically repositioned our business to further enhance and focus our position in the infant and juvenile market. In connection therewith, among other things, (i) in April 2008, we consummated the acquisition of each of: (x) the assets of LaJobi Industries, Inc. (“LaJobi”), a privately-held company based in Cranbury, New Jersey that designs, imports and sells infant and juvenile furniture and related products; and (y) the capital stock of CoCaLo, Inc. (“CoCaLo”), a privately-held company based in Costa Mesa, California that designs, markets and distributes infant bedding and related accessories; and (ii) as of December 23, 2008, we consummated the sale to The Russ Companies, Inc., a Delaware corporation (“TRC”), of the capital stock of our subsidiaries actively engaged in our gift business (the “Gift Business”), substantially all of our assets used in our gift business and the assumption by TRC of specified obligations, but excluding, among other specified items, certain intellectual property licensed to TRC. As a result of the sale of our Gift Business (the “Gift Sale”), our infant and juvenile business now constitutes our only segment.
     Together with our 2004 acquisition of Kids Line, LLC (“Kids Line”) — which designs, imports and sells infant bedding and related accessories — and our 2002 acquisition of Sassy, Inc. (“Sassy”) — which designs, imports and sells developmental toys and feeding, bath and baby care items, the actions described above have focused our operations on the infant and juvenile business, and have enabled us to offer a more complete range of products for the baby nursery.
     Consistent with our strategy of building a confederation of complementary businesses, each operating subsidiary in our infant and juvenile business is operated independently by a separate group of managers. Our senior corporate management, together with senior management of our subsidiaries, coordinates the operations of all of our businesses and seeks to identify cross-marketing, procurement and other complementary business opportunities.
General
     Our continuing operations, which currently consist of Kids Line, Sassy, LaJobi and CoCaLo, each of which is a direct or indirect wholly-owned subsidiary of KID, designs, manufactures through third parties and market products in a number of categories including, among others: infant bedding and related nursery accessories and decor (Kids Line and CoCaLo); nursery furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We generated annual net sales of approximately $243.9 million in 2009.
     We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia. We also maintain relationships with several independent manufacturers’ representatives and distributors to service certain retail customers in several other foreign countries. See “Business—Marketing and Sales” below.

     We were founded in 1963 by the late Mr. Russell Berrie, and were incorporated in New Jersey in 1966. Our common stock has been traded on the New York Stock Exchange since its initial public offering on March 29, 1984 (under the symbol “RUS” until September 22, 2009, when we changed our name to Kid Brands, Inc., and under the symbol “KID” thereafter).
     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the principal elements of our global business strategy.
     We maintain our principal executive offices at 1800 Valley Road, Wayne, New Jersey 07470. Our wholly-owned subsidiaries are located in the United States, the United Kingdom and Australia with distribution centers situated at their various locations. See “Business — Properties”. Our telephone number is (201) 405-2400.
Continuing Operations
Products
     Our infant and juvenile product line currently consists of approximately 5,700 products that principally focus on children of the age group newborn to three years. Kids Line ® products, which are marketed primarily under the Kids Line®, Carter’s® and Disney® brands, and CoCaLo® products, which are marketed primarily under the CoCaLo Baby® , CoCaLo Couture® , and CoCaLo NaturalsTM brands, each consist primarily of infant bedding and related nursery accessories and décor such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art. LaJobi® products, which are marketed primarily under the Babi Italia®, Europa Baby®, Bonavita®, Graco® and Serta® brands, consist primarily of cribs, mattresses and other nursery furniture. Sassy® products, which are marketed primarily under the Sassy ® brand, consist primarily of developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years.
     During 2008 and 2009, we expanded our product line to offer products at a broader variety of price points and also added several environmentally friendly products. For example, Kids Line significantly increased its sales of Carter’s® brand bedding separates, while Kids Line and CoCaLo each introduced new organic, eco-friendly brands. CoCaLo also expanded and refined its CoCaLo Couture® brand, which targets higher price points. LaJobi also developed a new brand — Nursery 101® — which was introduced in 2009, which represents products at a lower price point than the rest of its line. We have also expanded the collaborative activities between our business units, and co-develop and cross market certain products.
     Most of our infant and juvenile products have selling prices between $1 and $220, with the exception of LaJobi furniture products, which have selling prices of $12 to $595. Product sales are highly diverse, and no single item represented more than 2% of our consolidated net sales from continuing operations in 2009. The Company categorizes its sales in five product categories, Functional Soft Goods, Functional Hard Goods, Accessories and Décor, Toys and Entertainment and Other. Functional Soft Goods includes: bedding, blankets, mattresses and sleep positioners; Functional Hard Goods includes: cribs and other nursery furniture, feeding products, baby gear and organizers; Accessories and Décor includes: hampers, lamps, rugs and décor; Toys and Entertainment includes: developmental toys, bath toys and mobiles; Other includes all other products that do not fit in the above four categories. The following table sets forth the Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Functional Soft Goods	44.6%	41.7%	45.7%
Functional Hard Goods	33.3%	32.0%	17.3%
Accessories and Décor	11.2%	12.5%	15.3%
Toys and Entertainment	10.0%	12.9%	20.8%
Other	0.9%	0.9%	0.9%

Total	100.0%	100.0%	100.0%

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
     During 2009, we utilized numerous manufacturers in Eastern Asia for our continuing operations, with facilities primarily in the People’s Republic of China (“PRC”) and other Eastern Asia countries. During 2009, approximately 67% of our dollar volume of purchases for our continuing operations was attributable to manufacturing in the PRC. Members of our Eastern Asia and U.S. product development staff make frequent visits to such manufacturers. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for us in the PRC and imported into the United States and would result in an increase in our sourcing costs. In 2009, the supplier accounting for the greatest dollar volume of the purchases for our continuing operations accounted for approximately 20% of such purchases and the five largest suppliers accounted for approximately 46% in the aggregate. We believe that there are alternate manufacturers for our products and sources of raw materials. See Item 1A, “Risk Factors— We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products ” and Note 18 of Notes to Consolidated Financial Statements for a discussion of risks attendant to our foreign operations.
     Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, we currently utilize the full time services of approximately 32 employees of a Thailand company owned by the former owners of the LaJobi business, including Lawrence Bivona, who currently serves as President of LaJobi, and certain members of Mr. Bivona’s family. These employees are engaged primarily in quality control activities with respect to the manufacture of LaJobi products. Pursuant to the terms of our arrangements with LaJobi, we reimburse the Thailand company for the actual, direct costs incurred in connection with the employment of these individuals, and we intend to establish arrangements to directly employ a staff in Thailand. See Note 13 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”, for more information regarding these arrangements. In addition, we employ additional staff in the PRC who monitor the production process with responsibility for the quality, safety and prompt delivery of our products, as well as product development and compliance issues.
Marketing and Sales
     Our products are marketed through our own direct sales force of 19 full-time employees as of December 31, 2009 and through independent manufacturers’ representatives and distributors to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, baby superstores, specialty stores, department stores and boutiques. During 2009, we maintained a direct sales force and distribution network for our continuing operations in the United States, the United Kingdom and Australia. We also maintain relationships with several independent manufacturers’ representatives and distributors to service certain retail customers in several other foreign countries. Our sales by foreign based operations were $8.5 million, $8.5 million and $6.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our consolidated foreign sales from continuing operations, including export sales from the United States, aggregated $19.8 million, $18.8 million, and $15.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 18 of Notes to Consolidated Financial Statements for information with respect to revenues from external customers, a measure of profit or loss and total assets for each of the years ending December 2009, 2008 and 2007, respectively, as well as specified geographic information.
     During 2009, we sold infant and juvenile products to approximately 1,900 customers worldwide. Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for approximately 46.9%, and Target Corporation (“Target”) accounted for approximately 12.3%, of our consolidated gross sales from continuing operations during 2009. The loss of any of these customers, or the loss of certain other large customers, could have a material adverse affect on us. See Item 1A, “Risk Factors— Our business is dependent on several large customers” and Note 6 to Notes to Consolidated Financial Statements.
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
Distribution
     Many of our customers, particularly mass merchandisers, pick up their goods at our regional distribution centers, which are located in: South Gate, California; Cranbury, New Jersey; Kentwood, Michigan; Eastleigh, Hampshire (U.K.); and Sydney, Australia. We also use common carriers to arrange shipments to customers who request such arrangements, including smaller retailers and specialty stores. CoCaLo distributes its products through a third party logistics provider (that is a related company). LaJobi also utilizes the services of an independent third party logistics provider in California for a portion of its distribution requirements. See Note 13 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”, for more information regarding CoCaLo’s third party logistics agreement.

Seasonality
     We typically do not experience significant seasonal variations in demand for our products. Sales to our retail customers may be higher in periods when retailers take initial shipments of new products, as these orders typically incorporate enough products to fill each store plus additional amounts to be kept at the customer’s distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year, and whether there are any mid-year product introductions.
Competition
     The infant and juvenile products industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, many of which are substantially larger and have financial and other resources greater than ours. We compete with a number of different competitors, depending on the product category, and compete against no single company across all of our product categories. Our competition includes large, infant and juvenile product companies and specialty infant and juvenile product manufacturers. We compete principally on the basis of proprietary product design, brand name recognition, product quality, innovation, relationships with major retailers, customer service and price/value relationship.
     In addition, certain of our potential customers, in particular mass merchandisers, have the financial and other resources necessary to buy products similar to those that we sell directly from manufacturers in Eastern Asia and elsewhere, thereby potentially reducing the size of our potential market. See Item 1A, “Risk Factors— Competition in our markets could reduce our net sales and profitability”.
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
     We enter into license agreements relating to trademarks, copyrights, patents, designs and products which enable us to market items compatible with our product line. We currently maintain license agreements with, among others, The William Carter Company (Carter’s ®), Disney ® Enterprises, Inc., Graco ® Childrens Products, Inc., and Serta®, Inc. Our license agreements are typically for terms of two to five years with extensions possible if agreed to by both parties. Royalties are paid on licensed products and, in many cases, advance royalties and minimum guarantees are required by these license agreements. We do not believe our business is dependent on any single license, although the Carter’s® license accounted for a significant percentage of net revenue of Kids Line for the years ended 2009, 2008 and 2007, and the Graco® and Serta® licenses each accounted for a significant percentage of net revenues of LaJobi for the years ended 2009 and 2008.
     In connection with the Gift Sale, a newly-formed Delaware limited liability company owned 100% by KID (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC. Pursuant to the License Agreement, the Licensor has granted to TRC an exclusive license (subject to certain specified exceptions) permitting the Licensee to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”). Subject to provisions for early termination for specified events of default, the License Agreement will expire on December 23, 2013 (subject to a nine-month extension under specified circumstances). TRC has the option to purchase all of the Retained IP from the Licensor for $5.0 million at any time, subject to certain requirements, including the absence of any defaults and the prior repayment in full of the Seller Note (as defined in the License Agreement). If TRC does not purchase the Retained IP by December 23, 2013 (or, under certain circumstances, nine months thereafter), the Licensor will have the option to require TRC to purchase all of the Retained IP for $5.0 million. During the term of the License Agreement, TRC is required to pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment was due and was payable in one lump sum on December 31, 2009. Thereafter, the Royalty is due quarterly at the close of each three (3) month period during the term. Licensor has not received either the initial, lump sum Royalty payment or the first quarterly Royalty payment due on March 23, 2010. KID and TRC are currently in active negotiations with respect to, among other things, a potential restructuring of: (i) the consideration received by KID for its former gift business; (ii) payments due to IP Sub under the License Agreement; and (iii) ongoing arrangements between the parties and their respective affiliates. However, there can be no assurance that any such defaulted payments under the License Agreement will be made in a timely manner, or at all, or that such negotiations will result in any definitive agreement. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Other Events and Circumstances Pertaining to Liquidity” for a discussion of the Royalty defaults under the License Agreement with TRC. Further detail with respect to the License Agreement can be found in our Current Report on Form 8-K filed on December 29, 2008.
Employees
     As of December 31, 2009, we employed approximately 340 persons. We consider our employee relations to be good. Most of our employees are not covered by a collective bargaining agreement, although approximately 21 Sassy employees, representing approximately 6% of our total employees, were represented by a collective bargaining agreement as of December 31, 2009.
Government Regulation
     Certain of our products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act, the Federal Consumer Product Safety Act and the Federal Consumer Product Safety Improvement Act. Those laws empower the Consumer Product Safety Commission (the CPSC) to protect consumers from certain hazardous articles by regulating their use or excluding them from the market and requiring the recall of products that are found to be potentially hazardous. The CPSC’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which our products are sold. We maintain a quality control program in order to comply with such laws, and we believe we are in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from hazards or defects. See Item 1A, “Risk Factors— Product liability, product recalls and other claims relating to the use of our products could increase our costs.”
Corporate Governance and Available Information
     We make available a wide variety of information free of charge on our website at www.kidbrandsinc.com. Our reports that are filed or furnished with the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports, are available on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Our website also contains news releases, financial information, company profiles and certain corporate governance information, including current versions of our “Complaint Procedures for Accounting and Auditing Matters”, “Corporate Governance Guidelines”, “Code of Business Conduct and Ethics”, “Code of Ethics for Principal Executive Officer and Senior Financial Officers”, “Criteria and Procedures with respect to Selection and Evaluation of Directors and Communications with the Board of Directors”, and the charters of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee of the Board of Directors. To access our SEC reports or amendments, log onto our website and then click onto “Investor Relations” on the main menu and then onto the “SEC Filings” link near the bottom of the page. Mailed copies of such information can be obtained free of charge by writing to us at Kid Brands, Inc., 1800 Valley Road, Wayne, New Jersey 07470, Attention: Corporate Secretary. The contents of our websites are not incorporated into this filing.

ITEM 1A.	RISK FACTORS
     The risks and uncertainties described below constitute the material risks pertaining to our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.
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
     Gross margin may be adversely affected in the future by increases in vendor costs (including as a result of increases in the cost of raw materials or fluctuations in foreign currency exchange rates), excess inventory, obsolescence charges, changes in shipment volume, price competition and changes in channels of distribution or in the mix of products sold. For example, increased costs in the PRC, primarily for labor, raw materials and the impact of certain tax laws, as well as the appreciation of the Chinese Yuan against the U.S. dollar, have at times negatively impacted our gross margins. In addition, increased pressure from major retailers, primarily as a result of prevailing economic conditions, to offer additional mark-downs and other credits or price concessions to clear existing inventory and secure new product placements, may also negatively impact our margins. Economic conditions, such as rising fuel prices and currency exchange fluctuations, may also adversely impact our margins.
     In addition, our Kids Line and CoCaLo businesses use significant quantities of cotton, either in the form of cotton fabric or cotton-polyester fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and other factors, such as supply and demand considerations, both domestically and internationally. In addition, increased oil prices affect key components of the raw material prices in many of our products. Significant increases in the prices of cotton or oil could adversely affect our gross margins and our operations.

The state of the economy may impact our business.
     Economic conditions have deteriorated significantly in many of the countries and regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. Continuing adverse global economic conditions in our markets would likely negatively impact our business, which could result in:
•	Reduced demand for our products;

•	Increased price competition for our products;

•	Increased risk of excess and obsolete inventories;

•	Limitations in the capital resources available to us and others with whom we conduct business;

•	Increased risk in the collectability of accounts receivable from our customers;

•	Increased risk of potential reserves for doubtful accounts and write-offs of accounts receivable;

•	Higher operating costs as a percentage of revenues; and

•	Delays in signing or failing to sign customer contracts or signing customer agreements at reduced purchase levels.
     In addition, our operations and performance depend significantly on levels of consumer spending, which have deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include consumer confidence, increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, stock market conditions, labor and healthcare costs, access to credit and other macroeconomic factors affecting consumer spending behavior.
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
     If sufficient internal funds are not available from our operations, we may be required to further rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008 and 2009, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.
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
     We operate in highly competitive markets. Certain of our competitors have greater brand recognition and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the infant and juvenile product industry has limited barriers to entry.
     Many of our principal customers are large mass merchandisers. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the formation of dominant multi-category retailers that have strong negotiating power with suppliers. Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends are for retailers to import products directly from factory sources and to source and sell products under their own private label brands that compete with our products.
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
     The continued success of our infant and juvenile businesses depends on our ability to continue to sell our products to several large mass market retailers. In particular, Toys “R” Us, Inc. and Babies “R” Us, Inc. (considered together) and Target accounted for approximately 46.9% and 12.3%, respectively, of our consolidated gross sales from continuing operations during 2009. We typically do not have long-term contracts with our customers and the loss of the foregoing customers or one or more of our other large customers could have a material adverse affect on our results of operations. In addition, our success depends upon the continuing willingness of large retailers to purchase and provide shelf space for our products. Our access to shelf space at retailers for our products may be reduced by store closings, consolidation among these retailers, competition from other products or stricter requirements for infant and juvenile products by retailers that we may not be able to meet. An adverse change in our relationship with, or the financial viability of, one or more of our customers could reduce our net sales and profitability.

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
Federal and state statutes allow courts, under certain specific circumstances, to void purchase transactions in the event of the bankruptcy of the purchaser.
     Under current federal bankruptcy law and comparable provisions of state fraudulent transfer or fraudulent conveyance laws, in the event of the bankruptcy of a purchaser of the Company’s assets, the sale transaction may be voided or cancelled, and damages imposed on the Company, if, among other things, such purchaser, at the time the transaction was consummated, received less than reasonably equivalent value for the consideration paid; and either was insolvent or rendered insolvent by reason of such transaction. The measures of insolvency for purposes of fraudulent transfer or conveyance laws vary depending upon the particular law applied in any proceeding to determine whether a fraudulent transfer or conveyance has occurred. With respect to the Gift Sale, we believe that, on the basis of historical financial information, operating history and other factors, TRC did receive reasonably equivalent value for the consideration paid by TRC, and that TRC was neither insolvent prior or subsequent to the consummation of the transaction. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. In addition, although we obtained a solvency opinion in connection with this transaction confirming our position, we cannot assure what weight, if any, would be accorded thereto by a court.
We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products.
     Approximately 67% of our dollar volume of purchases for our continuing operations are attributable to manufacturers in the PRC. The supplier accounting for the greatest dollar volume of purchases for our continuing operations accounted for approximately 20% and the five largest suppliers accounted for approximately 46% in the aggregate during 2009. While we believe that there are many other manufacturing sources available for our product lines, difficulties encountered by one or several of our larger suppliers such as a fire, accident, natural disaster or an outbreak of illness (e.g., H1N1, SARS or avian or other flu) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, our international operations subject us to certain other risks, including:
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
     We face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, the Consumer Product Safety Act, the Federal Hazardous Substances Act (“FHSA”) and the Consumer Product Safety Improvement Act (“CPSIA”), which empower the Consumer Product Safety Commission (the “CPSC”), to take action against hazards presented by consumer products, including adjudication and promulgation of regulations and uniform safety standards. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to substantially all of our products. These new regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children’s products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe, as well as certain other countries. While we take the steps we believe are necessary to comply with these laws and regulations, there can be no assurance that we will be in compliance in the future. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage and we may incur significant costs in complying with recall requirements. Furthermore, concerns about potential liability may lead us to recall voluntarily selected products. For instance, following the receipt of consumer complaints that certain drop-side cribs manufactured by LaJobi did not work properly when the locking device was damaged or broken, we recently notified the CPSC of our intention to undertake voluntary corrective action with respect to such cribs. With the exception of one child who received a bruise, we are unaware of any injuries associated with these cribs. The financial impact of the proposed corrective action, an estimate of which has been accrued in the three months ended December 31, 2009, is not expected to be material.
     Recalls or post-manufacture repairs of our products could harm our reputation, increase our costs or reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future that may adversely impact children’s products, including the categories of products that we produce and sell. In addition, one or more of our customers might require changes or impose their own standards for our products, such as the non-use of certain materials. Complying with existing or any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Furthermore, substantially all of our licenses give the licensor the right to terminate the license agreement if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.
Competition for licenses could increase our licensing costs or limit our ability to market products.
     We market a portion of our products through licenses with other parties. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on an exclusive or nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our licensed products or develop new products, and could reduce our net sales and profitability. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.
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
     System failure or malfunctioning in our information technology systems may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. In addition, we currently intend to commence the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring costs of an aggregate of approximately $1.3 million, a substantial portion of which is expected to be incurred in 2010, and our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
A limited number of our shareholders can exert significant influence over us.
     As reported in various Schedules 13D filed with the SEC, (i) various investment funds and accounts managed by Prentice Capital Management, LP, and (ii) D. E. Shaw Laminar Portfolios, L.L.C., beneficially own approximately 20.4% and 20.4%, respectively, of the outstanding shares of our common stock. Prentice and Laminar each currently has the right to nominate two members of our Board of Directors. This share ownership would permit these and other large stockholders to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.
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
     In December of 2008, we completed the Gift Sale. We remain contingently liable to third parties for some obligations of the gift business, such as a real estate lease assumed by the buyer in the transaction, and may remain contingently liable for certain contracts and other obligations that have not been novated, in either case if such buyer fails to meet its obligations. Our financial condition and results of operations could be adversely affected if we receive any such third-party claims.
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
     Our common stock is currently listed on the New York Stock Exchange (NYSE). We may fail to comply with the continued listing requirements of the NYSE, which may result in the delisting of our common stock. The NYSE rules require, among other things, that the minimum listing price of our common stock be at least $1.00 for more than 30 consecutive trading days, and that our average market capitalization be at least $15 million over any 30 consecutive trading day period. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting could also make it more difficult for us to raise additional capital. As of March 19, 2010, our 30 day average market capitalization was approximately $111.0 million and our 30 trading day average stock price was $5.14.
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
     The New Jersey Shareholders Protection Act, as it pertains to us, prohibits, among other things, a merger, consolidation, specified asset sale, specified issuance or transfer of stock, or other similar business combination or disposition between the Company and any beneficial owner of 10% or more of our voting stock for a period of five years after such “interested” stockholder acquires 10% or more of our voting stock, unless the transaction is approved by our board of directors before such interested stockholder acquires 10% or more of our voting stock. In addition, no such transaction shall occur at any time unless: (1) the transaction is approved by our board of directors before the interested stockholder acquires 10% or more of our voting stock, (2) the transaction is approved by the holders of two-thirds of our voting stock excluding shares of our voting stock owned by such interested stockholder or (3) (A) the aggregate consideration received per share by stockholders in such transaction is at least equal to the higher of (i) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealer’s fees) paid by the interested stockholder (x) within the 5-year period preceding the announcement date of such transaction or (y) within the 5-year period preceding, or in the transaction, in which the stockholder became an interested stockholder, whichever is higher, in each case plus specified interest, less the value of dividends paid since that earliest date, up to the amount of such interest, and (ii) the market value per share of common stock on the announcement date of such transaction or on the date the interested stockholder became an interested stockholder, whichever is higher, plus specified interest, less the value of dividends paid since that date, up to the amount of such interest, (B) the consideration in the transaction received by stockholders is in cash or in the same form as the interested stockholder used to acquire the largest number of shares previously acquired by it, and (C) after the date the interested stockholder became an interested stockholder, and prior to the consummation of the transaction, such interested stockholder has not become the beneficial owner of additional shares of our stock, except (w) as part of the transaction which resulted in the interested stockholder becoming an interested stockholder, (x) by virtue of proportionate stock splits, stock dividends or other distributions not constituting a transaction covered by the New Jersey Shareholders Protection Act, (y) through a transaction meeting the conditions of paragraph (B) above and this paragraph (C) or (z) through purchase by the interested stockholder at any price, which, if that price had been paid in an otherwise permissible transaction under the New Jersey Shareholders Protection Act, the announcement date and consummation date of which were the date of that purchase, would have satisfied the requirements of paragraphs (A) and (B) above.
We have granted stock options, stock appreciation rights, restricted stock and restricted stock units to certain management employees and directors as compensation, which may depress our stock price and result in dilution to our common stockholders.
     As of March 19, 2010, options to purchase approximately 880,615 shares of our common stock were outstanding, 46% of which are currently vested; 1,266,193 stock appreciation rights have been issued, 16% of which are currently vested; 56,980 non-vested shares of restricted stock are outstanding; and 188,370 non-vested restricted stock units are outstanding. Our Equity Incentive Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted and non-restricted shares and/or dividend equivalent rights, up to a total of 1.5 million shares (plus additional shares in the event of specified circumstances). If the market price of our common stock rises above the exercise price of outstanding vested options, holders of those securities may exercise their options and sell the common stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of exercised vested options, vested restricted stock, vested stock appreciation rights and/or vested restricted stock units settled in or exercised for stock may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding vested options exercise those options, our common stockholders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the relevant award agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2.	PROPERTIES
     We own an office and distribution facility used by Sassy in Kentwood, Michigan. We lease additional office and distribution facilities located in South Gate, California; and Cranbury, New Jersey. We also sublease office space in Wayne, New Jersey (from TRC), and lease office space in Bannockburn, Illinois and Irvine, California, and until December 31, 2009, Costa Mesa, California. We also sublease from TRC office space and distribution facilities in Eastleigh, Hampshire England and Sydney, Australia. See Note 13 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”, for more information regarding our Costa Mesa lease.

     Bank of America, N.A. and certain of its affiliates, as administrative agent for the lenders under our current credit agreement, has a lien on substantially all of our assets. Such lien includes a mortgage on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan. See Note 8 of Notes to Consolidated Financial Statements.
     We believe that our facilities are maintained in good operating condition and are, in the aggregate, adequate for our purposes. At December 31, 2009, we were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from 6 months to 7.6 years. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.” Also see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” for a description of our contingent liability with respect to a lease assumed by TRC in connection with the sale of the Gift Business and Note 19 of Notes to the Consolidated Financial Statements.

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

ITEM 4.	REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table provides information with respect to our executive officers as of March 19, 2010. All officers are elected by the Board of Directors and may be removed with or without cause by the Board. As is discussed under the section captioned “Debt Financings” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, all of our operations are currently conducted through our subsidiaries. As a result, we have determined that it is appropriate to include the leaders of each of our principal business units as executive officers, even where such leaders are employed by our subsidiaries. As a result, Lawrence Bivona, President of LaJobi, Inc.; David Sabin, President of Kids Line, LLC; Richard F. Schaub, Jr., President of Sassy, Inc. and Renee Pepys-Lowe, President of CoCaLo, Inc. are each deemed to be executive officers.

NAME	AGE	POSITION WITH THE COMPANY
Bruce G. Crain(1)	49	President and Chief Executive Officer
Marc S. Goldfarb	46	Senior Vice President, General Counsel and Corporate Secretary
Guy A. Paglinco	52	Vice President, Chief Financial Officer
Lawrence Bivona	54	President of LaJobi, Inc.
David Sabin	60	President of Kids Line, LLC
Richard F. Schaub, Jr.	50	President of Sassy, Inc.
Renee Pepys-Lowe	45	President of CoCaLo, Inc.

(1)	Member of our Board of Directors
     Bruce G. Crain joined the Company as President and Chief Executive Officer and a member of our Board of Directors in December 2007. From March 2007 until December 2007, he provided consulting services to the Company and to Prentice Capital Management, L.P. and D.E. Shaw & Co., L.P. Previously, he served in various executive capacities with Blyth, Inc, a NYSE-listed, multi-channel designer and marketer of home décor and gift products from 1997 to September 2006, including Senior Vice President (Corporate) from 2002 to 2006, a member of the Chairman’s Office Executive Committee from 2004 to 2006, Group President of the worldwide Wholesale Group segment from 2004 to 2006, President of the Home Fragrance Group from 2002 to 2004 and President of the European Affiliate Group from 1999 to 2001.
     Marc S. Goldfarb joined the Company as Vice President, General Counsel and Corporate Secretary in September 2005. In November 2006, he was promoted to the position of Senior Vice President. Prior to joining the Company, from January 2003 to September 2005, Mr. Goldfarb was Vice President, General Counsel and Corporate Secretary of Journal Register Company, a publicly traded newspaper publishing company. From July 1998 to January 2003, he served as Managing Director and General Counsel of The Vertical Group, an international private equity firm. Prior to that, Mr. Goldfarb was a Partner at Bachner, Tally, Polevoy & Misher LLP, a law firm.
     Guy A. Paglinco joined the Company as Vice President—Corporate Controller in September 2006, and was promoted to Vice President and Chief Accounting Officer of the Company as of November 13, 2007, Interim Chief Financial Officer as of January 30, 2009, and Chief Financial Officer as of August 14, 2009. Immediately prior to joining the Company, Mr. Paglinco served in various roles at Emerson Radio Corp., an AMEX-listed international distributor of consumer electronic products, including Chief Financial Officer from 2004-2006, and Corporate Controller from 1998-2004.
     Lawrence Bivona joined the Company as President of LaJobi, Inc. upon its acquisition in April 2008. Prior to such acquisition, he served as President of LaJobi Industries, Inc. (the predecessor of LaJobi) since he co-founded the company in 1994.
     David Sabin joined the Company as Executive Vice President of Kids Line on December 7, 2009, and effective January 1, 2010, assumed the position of President of Kids Line. From 1988 to 2006, Mr. Sabin was a founder and Chairman of Salton, Inc., a designer, marketer and distributor of branded small appliances, home

décor and personal care products under well-recognized brands such as Salton®, George Foreman®, Westinghouse® and Toastmaster®. Since 2008, Mr. Sabin has served as President of Greystone Brands, Ltd., a house-wares company, where he led sales and marketing efforts to launch several new products domestically and internationally and established new licensing opportunities for several well-known brands. Mr. Sabin has also held several other executive and managerial positions in the home décor and tabletop industries.
     Richard F. Schaub, Jr. joined the Company as President of Sassy, Inc. on February 17, 2010. From 2007 to 2009, he was the General Manager of RC2/Learning Curve Brands’ “Mother, Infant and Toddler” Group. From 2000 to 2007, he held various Senior Vice President — Sales positions at RC2. Prior to his tenure at RC2, Mr. Schaub held various management and sales leadership roles at infant and juvenile product category leaders including Maclaren, Evenflo, Priss Prints and Dolly. Earlier in his career, he was a buyer and marketing director for Child World, a juvenile retailer with 181 stores.
     Renee Pepys-Lowe joined the Company as President of CoCaLo, Inc. upon its acquisition in April 2008. Prior to such acquisition, she served as President and Chief Executive Officer of CoCaLo since she founded the company in 1998.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     At March 19, 2010, our Common Stock was held by approximately 454 shareholders of record. Our Common Stock has been traded on the New York Stock Exchange, under the symbol KID since September 22, 2009, and prior thereto under the symbol RUS since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices of our Common Stock, as set forth on the New York Stock Exchange Composite Tape, for the calendar periods indicated:

	2009		2008
	HIGH	LOW	HIGH	LOW
First Quarter	$4.56	$0.88	$15.54	$11.87
Second Quarter	4.76	1.31	14.52	7.97
Third Quarter	6.63	3.05	10.24	6.20
Fourth Quarter	6.79	3.64	7.18	1.05
The Company has not paid a dividend since April 2005 and currently does not anticipate paying any dividends.
     In accordance with the terms of our current credit agreement, we are restricted in our ability to pay dividends to our shareholders. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” and Note 8 of Notes to Consolidated Financial Statements, for a description of our current credit agreement, including such dividend restrictions.
     See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan Information.
CUMULATIVE TOTAL STOCKHOLDER RETURN
     The following line graph compares the performance of our Common Stock during the five-year period ended December 31, 2009 with the S&P 500 Index and an index composed of other publicly traded companies that we consider to be our peers (the “Peer Group”). The graph assumes an investment of $100 on December 31, 2004 in our Common Stock, the S&P 500 Index and the Peer Group index.
     The Peer Group is comprised of the following publicly traded companies: (1) Crown Crafts, Inc.; (2) Dorel Industries, Inc.; (3) RC2 Corporation; and (4) Summer Infant, Inc.

     The Peer Group returns are weighted by market capitalization as of the beginning of each year. Cumulative total return assumes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kid Brands, Inc. The S&P 500 Index
And A Peer Group
$ 100 invested on 12/31/04 In stock or Index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2010 S&P, a division of The McGrew-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
Kid Brands, Inc.	100.00	50.32	68.08	72.09	13.09	19.30
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	85.39	103.02	87.47	55.13	77.32

ITEM 6.	SELECTED FINANCIAL DATA
     The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. As of December 23, 2008, we completed the Gift Sale. As a result, the Gift Business has been reflected as discontinued operations in our consolidated Statements of Operations for 2008 and all periods prior thereto presented in this Annual Report on Form 10-K, including the data in the table below. The December 31, 2008 Balance Sheet data presented do not include the Gift Business assets and liabilities as a result of the consummation of the Gift Sale as of December 23, 2008, but do include the fair values of the consideration received from the Gift Sale. The Balance Sheet data presented for the years ended December 31, 2007 and prior thereto, included in the table below, have not been restated.

	Years Ended December 31,*
	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net Sales	$243,936	$229,194	$163,066	$147,100	$131,519
Cost of Sales	168,741	160,470	111,361	84,338	76,232
Income (Loss) from continuing operations	10,992	(118,986)	16,915	34,077	29,790
Income (Loss) before Provision (Benefit) for Income Taxes	4,543	(128,371)	13,222	24,429	14,245
Income Tax (Benefit)Provision (Benefit)	(7,162)	(29,031)	4,127	10,363	3,593
Income (Loss) from continuing operations	11,705	(99,340)	9,095	14,066	10,652
Income (Loss) from discontinued operations, net of tax	—	(12,216)	(187)	(23,502)	(45,751)
Net Income (Loss)	11,705	(111,556)	8,908	(9,436)	(35,099)
Basic Earnings (Loss) Per Share:
Income (Loss) from continuing operations	0.55	(4.66)	0.43	0.67	0.51
Income (Loss) from discontinued operations	—	(0.57)	(0.01)	(1.12)	(2.20)
Net Earnings (Loss) per common share	0. 55	(5.23)	0.42	(0.45)	(1.69)
Diluted Income (Loss) Per Share:
Income (Loss) from continuing operations	0.54	(4.66)	0.43	0.67	0.51
Income (Loss) from discontinued operations	—	(0.57)	(0.01)	(1.12)	(2.20)
Net Earnings (Loss) per common share	0.54	(5.23)	0.42	(0.45)	(1.69)
Dividends Per Share	0.00	0.00	0.00	0.00	0.10
Balance Sheet Data:
Working Capital	$28,982	$25,046	$63,133	$45,872	$71,511
Property, Plant and Equipment, net	4,251	4,466	13,093	13,993	17,856
Total Assets	206,878	235,434	340,123	303,767	328,961
Debt	83,125	102,812	66,844	54,332	76,517
Shareholders’ Equity	91,094	77,876	204,639	190,664	193,854

*	The above results include LaJobi and CoCaLo since their acquisitions on April 2, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
     We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated annual net sales from continuing operations of approximately $244 million in 2009. On September 22, 2009, as a result of the Gift Sale and our resulting focus on our infant and juvenile business, we changed our corporate name to Kid Brands, Inc. and our NYSE ticker symbol to “KID”.
Shift to Infant and Juvenile Business
     During 2008, we strategically refocused our business to further enhance our position in the infant and juvenile business. In April 2008, we consummated the acquisitions of each of the net assets of LaJobi Industries, Inc. and the capital stock of CoCaLo, Inc. LaJobi designs, imports and sells infant and juvenile furniture and related products, and CoCaLo designs, imports and sells infant bedding and related accessories. In addition, on December 23, 2008, we sold our Gift Business.
     Together with our 2004 acquisition of Kids Line — which designs, imports and sells infant bedding and related accessories — and our 2002 acquisition of Sassy— which designs, imports and sells developmental toys and feeding, bath and baby care items — the foregoing actions have focused our operations on the infant and juvenile business, and have enabled us to offer a more complete range of products for the baby nursery.
     The results of operations of LaJobi and CoCaLo are included in our consolidated results of operations from and after April 2, 2008; accordingly, our fiscal year 2008 results include only nine months of activity from these acquired entities.
     Prior to December 23, 2008, we had two reportable segments: (i) our infant and juvenile segment; and (ii) our gift segment. As a result of the Gift Sale, we currently operate in one infant and juvenile segment. Consistent with our strategy of building a confederation of complementary businesses, each subsidiary in our infant and juvenile business is operated substantially independently by a separate group of managers. Our senior corporate management, together with senior management of our subsidiaries, coordinates the operations of all of our businesses and seeks to identify cross-marketing, procurement and other complementary business opportunities.
     Prior to the Gift Sale, the Gift Business designed, manufactured through third parties and marketed a wide variety of gift products, primarily under the trademarks Russ ® and Applause®, to retail stores throughout the United States and the world via wholly-owned subsidiaries and independent distributors. The consideration received from the Gift Sale (the “Gift Sale Consideration”) was recorded at fair value as of December 23, 2008 at approximately $19.8 million, and consisted of a Note Receivable of $15.3 million and an Investment of $4.5 million (for 19.9% of the common stock of TRC) on our consolidated balance sheet. The Gift Sale Consideration, as well as a related license to TRC of the Russ® and Applause® trademarks and trade names, is discussed in more detail in “Liquidity and Capital Resources” below under the section captioned “Recent Disposition”. In connection with the Gift Sale, we recognized an impairment charge on the Applause® trademark of approximately $6.7 million in 2008, which was recorded in impairment of goodwill and intangibles of continuing operations.

     During the quarter ended June 30, 2009, in conjunction with the preparation of our financial statements for such period, a series of impairment indicators emerged in connection with TRC, which resulted in the Company recording in the quarter ended June 30, 2009 certain non-cash impairment charges and a valuation reserve aggregating $15.6 million against the Gift Sale Consideration and the Applause® trade name.
     Prior to its divestiture, the Gift Business had revenues of approximately $124.0 million in 2008 (through December 23, 2008), and $168.1 million in 2007. The loss from discontinued operations, net of tax, for 2008 was $12.2 million. This loss included: (i) an impairment charge of $7.0 million related to the write-down of fixed assets; (ii) a $1.0 million charge in cost of goods sold related to the write-off of Shining Stars website development; and (iii) a $1.6 million inventory charge in the second quarter of 2008 in connection with the unfavorable results of a voluntary quality test on certain gift products. Losses from discontinued operations, net of tax, were $187,000 in 2007.
     As a result of the Gift Sale, the Consolidated Statements of Operations have been restated to show the Gift Business as discontinued operations for the years ended December 31, 2008 and 2007. The Consolidated Balance Sheet of December 31, 2008 does not include the Gift Business assets and liabilities, as a result of the consummation of the Gift Sale as of December 23, 2008, but includes the fair value of the consideration received from the Gift Sale, which was fully impaired and reserved during the quarter ended June 30, 2009. The Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 have not been restated. The accompanying Notes to Consolidated Financial Statements have been restated to reflect the discontinued operations presentation described above for the basic financial statements where applicable.
Continuing Operations
     Our infant and juvenile business — which currently consists of Kids Line, LaJobi, Sassy and CoCaLo — designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others: infant bedding and related nursery accessories (Kids Line and CoCaLo); infant furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia, and sell through independent manufacturers’ representatives and distributors in certain other countries. International sales from continuing operations, defined as sales outside of the United States, including export sales, constituted 8.1%, 8.2% and 9.5% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the U.S.
     Aside from funds supplied by our senior credit facility, revenues from the sale of products have historically been the major source of cash for the Company, and cost of goods sold and payroll expenses have been the largest uses of cash. As a result, operating cash flows primarily depend on the amount of revenue generated and the timing of collections, as well as the quality of our customer accounts receivable. The timing and level of the payments to suppliers and other vendors also significantly affect operating cash flows. Management views operating cash flows as a good indicator of financial strength. Strong operating cash flows provide opportunities for growth both internally and through acquisitions, and also enable us to pay down debt.
     We do not ordinarily sell our products on consignment (although we may do so in limited circumstances), and we ordinarily accept returns only for defective merchandise. In the normal course of business, we grant certain accommodations and allowances to certain customers in order to assist these customers with inventory clearance or promotions. Such amounts, together with discounts, are deducted from gross sales in determining net sales.

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
     If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. To the extent we are unable to pass such price increases along to our customers, our gross margins would decrease. For example, during 2008, increased costs in the PRC, primarily for raw materials, labor, taxes and currency lead our vendors to raise our prices, resulting in increased cost of goods sold and reduced gross margins in 2008.
     Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the fiscal years ended December 31, 2009, 2008 and 2007, the costs of warehousing, outbound handling costs and outbound shipping costs were $7.0 million, $8.8 million, and $6.1 million, respectively. The majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.
     During 2008 and 2009, our gross profit margins have declined as a result of: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which we record in cost of goods sold); and (ii) our acquisition of LaJobi, which has experienced significant sales growth but which also typically generates lower gross margins, on average, than our other business units; and (iii) increased pressure from major retailers, primarily as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements.
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
     Goodwill and Intangible Assets
     Prior to 2009, we carried significant goodwill and intangible assets on our balance sheet. We recorded, in our consolidated financial statements for the fourth quarter and fiscal year ended December 31, 2008, non-cash impairment charges to: (i) goodwill related to our continuing infant and juvenile operations in the approximate amount of $130.2 million, in connection with our annual assessment of goodwill; (ii) our Applause® trademark, in connection with the Gift Sale of $6.7 million; and (iii) intangible assets related to our continuing infant and juvenile operations of $3.7 million, in connection with our annual assessment of indefinite-life intangible assets. As all of our goodwill was impaired in 2008, as discussed below, there was no annual goodwill assessment for our continuing operations as of December 31, 2009. However, we have performed an annual assessment of our indefinite lived intangible assets as of December 31, 2009. There was no impairment of the Company’s other intangible assets (either definite-lived or indefinite-lived) during 2009, except for the impairment to the Applause trade name during the second quarter of 2009 in the amount of $0.8 million. See “Critical Accounting Policies” below for a discussion of impairment charges incurred in 2008 and our evaluation of the useful life of our Kids Line customer relationships.
     With respect to the goodwill previously carried on our balance sheet, we performed our annual goodwill assessment for our continuing operations as of December 31, 2008. The goodwill impairment test is accomplished using a two-step process. The first step compares the fair value of a reporting unit that has goodwill to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit (using fair-value based tests) over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.
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
     During the year ended December 31, 2008, stock market valuations in general, and the Company’s stock price in particular, declined substantially. Such decline in the Company’s stock price in 2008 indicated the potential for impairment of the Company’s goodwill. In addition, during 2008, gross margins for Kids Line and Sassy declined substantially from the previous year, and Sassy terminated a distribution agreement (the “MAM Agreement”) that had contributed approximately $22 million in revenues that was not expected to recur in 2009. These adverse conditions, resulting in part from difficult equity and credit market conditions, led the Company to revise its estimates with respect to net sales and gross margins, which in turn negatively impacted our cash flow forecasts for Kids Line and Sassy. These revised cash flows forecasts resulted in the conclusion in the second step of the analysis that the Company’s goodwill was entirely impaired (it was determined to have no implied value), and as a result, the Company recorded a goodwill impairment charge in the amount of $130.2 million, representing the shortfall between the fair value of its continuing operations for which goodwill had been allocated and its carrying value.
Inventory
     Inventory, which consists of finished goods, is carried on our balance sheet at the lower of cost or market. Cost is determined using the weighted average cost method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value of such inventory. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory if management determines that the ultimate expected proceeds from the disposal of such inventory will be less than its carrying cost as described above. Management uses estimates to determine the necessity of recording these reserves based on periodic reviews of each product category, based primarily on the following factors: length of time on hand, historical sales, sales projections (including expected sales prices), order bookings, anticipated demand, market trends, product obsolescence, the effect new products may have on the sale of existing products and other factors. Risks and exposures in making these estimates include changes in public and consumer preferences and demand for products, changes in customer buying patterns, competitor activities, our effectiveness in inventory management, as well as discontinuance of products or product lines. In addition, estimating sales prices, establishing markdown percentages and evaluating the condition of our inventories all require judgments and estimates, which may also impact the inventory valuation. However, we believe that, based on our prior experience of managing and evaluating the recoverability of our slow moving, excess, damaged and obsolete inventory in response to market conditions, including decreased sales in specific product lines, our established reserves are materially adequate. If actual market conditions and product sales prove to be less favorable than we have projected, however, additional inventory reserves may be necessary in future periods.
General Economic Conditions as they Impact Our Business
     Economic conditions have deteriorated significantly in the United States and many of the other regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. Continuing adverse global economic conditions in our markets may result in, among other things, (i) reduced demand for our products, (ii) increased price competition for our products, and/or (iii) increased risk in the collectability of cash from our customers. See Item 1A, “Risk Factors— The state of the economy may impact our business”. In addition, our operations and performance depend significantly on levels of consumer spending, which have deteriorated significantly in many countries and regions as a result of fluctuating energy costs, conditions in the residential real estate and mortgage markets, stock market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.
     In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors— If the national and world-wide financial crisis intensifies, potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition”.
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
     We believe that we have made substantial progress in successfully implementing this strategy. As noted above, we acquired each of LaJobi and CoCaLo on April 2, 2008, which enabled us to significantly expand our infant and juvenile business and offer a more complete range of products for the baby nursery. We also sold our Gift Business on December 23, 2008, enabling us to focus our efforts and resources on our infant and juvenile business. In addition, during 2008 and 2009, we expanded our product line to offer products at a broader variety of price points and also added several environmentally friendly products. For example, Kids Line significantly increased its sales of Carter’s ® brand bedding separates, while Kids Line and CoCaLo each introduced new organic, eco-friendly brands. CoCaLo also expanded and refined its CoCaLo Couture brand, which targets higher price points. LaJobi also developed a new brand — Nursery 101® —which represents products at a lower price point than the rest of its line. We have also expanded the collaborative activities between our business units, and co-develop and cross-market certain products.
     Effective December 2008, Sassy terminated its distribution agreement with MAM Babyartikel GmbH, which accounted for approximately $22 million of sales in 2008 that did not recur in 2009, and also terminated its license agreement with Leap Frog during 2008 due to unacceptable levels of sales and profitability associated with this agreement. During the fourth quarter of 2008, Sassy right-sized its operations in light of the termination of the MAM distribution agreement. Under this plan, in addition to reducing approximately 30% of its full-time workforce, Sassy repositioned its operations around its core strength as a developmental product company and developed new products and packaging to support this effort.
     As discussed in the section captioned “Continuing Operations” above, in the year ended December 31, 2008, we recorded an impairment charge to goodwill in the approximate amount of $130.2 million, resulting from decreased cash flow forecasts due in part to adverse equity and credit market conditions that caused, among other things, a sustained decrease in our stock price and a continued challenging retail environment. As a result of the current challenging retail environment, future sales and/or margins may be lower than what was historically forecasted, which would negatively impact our prior cash flow forecasts. However, we expect the acquisitions of LaJobi and CoCaLo to partially mitigate the impact of such lower forecasts. With the exception of the impairment charge for the Applause trade name in the second quarter of 2009 in connection with the impairment of the Gift Sale Consideration, no further impairments to intangible assets were recorded in 2009; however, there can be no assurance that the outcome of future reviews will not result in further impairment charges. Impairment assessments inherently involve judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.
Basis of Presentation
     As discussed above, as a result of the Gift Sale, the Consolidated Statement of Operations for the year ended December 31, 2008 (and the discussion below) presents the Gift Business as discontinued operations, and all prior periods presented in the Consolidated Statements of Operations herein and the discussion below have been restated to conform with such presentation. In addition, the results of operations of LaJobi and CoCaLo, each of which was acquired on April 2, 2008, are included in the consolidated results of operations from and after the date of acquisition and, accordingly, the fiscal year 2008 results include only nine months of activity from these acquired entities.

Results of Operations
Year ended December 31, 2009 compared to year ended December 31, 2008
     Net sales for the year ended December 31, 2009 increased 6.4% to $243.9 million, compared to $229.2 million for the year ended December 31, 2008. This increase was primarily attributable to the inclusion of $26.7 million in sales generated by LaJobi and CoCaLo in the first quarter of 2009 which were not included in the comparable period in 2008, as well as sales growth at LaJobi and CoCaLo during the remainder of 2009, partially offset by a decline of $27.5 million in net sales for Sassy. The decline in net sales at Sassy was largely the result of the termination of the MAM Agreement, which generated approximately $22.0 million of net sales for Sassy in the year ended December 31, 2008 that did not recur in 2009.
     Gross profit was $75.2 million, or 30.8% of net sales, for the year ended December 31, 2009, as compared to $68.7 million or 30.0% of net sales, for the year ended December 31, 2008. Gross profit margins increased primarily as a result of lower product and commodity prices and lower prices resulting from the consolidation of suppliers (particularly with respect to Kids Line and CoCaLo), partially offset by: (i) sales mix changes resulting in higher sales of lower margin products, including higher sales of licensed products, including Carters® and Graco® branded products; (ii) increases in markdowns and advertising allowances provided to assist retailers in clearing existing inventory and to secure product placements; and (iii) the inclusion in the first quarter of 2009 of sales from LaJobi, which typically carry lower gross profit margins, on average, than our other business units. On an absolute basis, gross profit increased primarily as a result of the increase in net sales for 2009 and the impact of the increase in gross profit margins. This increase was partially offset by lower gross profit at Sassy resulting from Sassy’s sales decline (partially offset by Sassy’s significantly higher gross profit margins resulting from new branding and packaging initiatives and new product development), as well as lower gross margins at Kids Line.
     Selling, general and administrative expense was $48.6 million, or 19.9% of net sales, for the year ended December 31, 2009, compared to $50.8 million, or 22.2% of net sales, for the year ended December 31, 2008. Selling, general and administrative expense decreased on an absolute and relative basis due to a heightened focus on containing discretionary expenses as a result of the economic climate, partially offset by: (i) the inclusion in the first quarter of 2009 of approximately $4.5 million of SG&A expenses from LaJobi and CoCaLo, which costs were not included in SG&A for the first quarter of 2008; (ii) severance costs recorded in 2009 of approximately $850,000 associated with two former executives; and (iii) increased investments across our operations for trade shows and other business-building efforts.
     In connection with an impairment test conducted during the preparation of the Company’s financial statements for the second quarter of 2009, triggered by the emergence of a series of impairment indicators concerning TRC, (including the impact of macro-economic factors on TRC, the deterioration of conditions in the gift market, and other TRC- specific factors, including declining financial performance, operational and integration challenges and liquidity issues), the Company concluded that the Gift Sale Consideration was fully impaired, and, in connection therewith, recorded a non-cash charge to income/(loss) from continuing operations in the second quarter of 2009 in an aggregate amount of $15.6 million ($4.5 million and $0.8 million, respectively, against the investment in TRC and the Applause® trade name, and $10.3 million to reserve against the difference between the note receivable and deferred revenue liability). As a result of our annual goodwill impairment test during the fourth quarter of 2008, we concluded that our goodwill was fully impaired and, as a result, recorded an aggregate non-cash impairment charge to goodwill of $130.2 million in the fourth quarter of 2008. We also recorded an impairment charge on the Applause ® trade name during the fourth quarter of 2008 in the amount of $6.7 million in connection with the Gift Sale.
     Other expense was $6.4 million for the year ended December 31, 2009 compared to $9.4 million for the year ended December 31, 2008. The decrease was primarily attributable to a net favorable change of $1.4 million in the fair value of an interest rate swap agreement entered into in connection with our Credit Agreement in 2009 compared to a $2.1 million unfavorable change in 2008, as well as lower borrowings and lower borrowing costs in 2009, partially offset by an approximately $500,000 increase in deferred financing costs.
     The income tax benefit for the year ended December 31, 2009 was $7.2 million as compared to an income tax benefit from continuing operations of $29.0 million for the year ended December 31, 2008. The 2009 benefit primarily resulted from the lapse of the statute of limitations with respect to the Company’s 2005 federal tax return, a decrease in valuation allowances related to intangible amortization, and a decrease in valuation allowances related to foreign tax credit carry forwards related to overall domestic losses previously generated by our former Gift business. The 2009 and 2008 effective tax rates differed from the statutory rate primarily due to the release of the Company’s tax reserve in each year due to the respective closings of relevant statutes of limitations, and reductions in valuation allowances.
     As a result of the foregoing, income from continuing operations for the year ended December 31, 2009 was $11.7 million, compared to a loss from continuing operations of $99.3 million for the year ended December 31, 2008.
     Loss from discontinued operations, net of tax, was $12.2 million for the year ended December 31, 2008. Net sales for the Gift Business were $124.0 million for the year ended December 31, 2008. The income tax benefit from discontinued operations was a benefit of $4.1 million for the year ended December 31, 2008.
     As a result of the foregoing, net income for the year ended December 31, 2009 was $11.7 million, or $0.54 per diluted share, compared to a net loss of $111.6 million, or ($5.23) per diluted share, for the year ended December 31, 2008.
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
     Gross profit was $68.7 million, or 30.0% of net sales, for the year ended December 31, 2008, as compared to gross profit of $51.7 million, or 31.7% of net sales, for the year ended December 31, 2007. Gross profit margin was negatively impacted in 2008 by: (i) competitive pricing pressures; (ii) increased cost of goods sold resulting from higher raw material, labor and tax expenses incurred by our suppliers, as well as the unfavorable impact of foreign currency exchange rates; (iii) increased costs associated with product safety and compliance testing; (iv) a shift in product mix (primarily due to higher sales of licensed products that carry lower margins); and (iv) an aggregate impairment charge to infant and juvenile trade names of $3.7 million, or approximately 1.6% of net sales, recorded in the fourth quarter of 2008 in connection with the Company’s testing of intangible assets. Gross profit for fiscal 2007 was negatively impacted by aggregate impairment charges (incurred in the third and fourth quarters of 2007) of $10 million (or 6.1% of net sales) related to the MAM Agreement.
     Selling, general and administrative expense was $50.8 million, or 22.2% of net sales, for the year ended December 31, 2008, compared to $34.8 million, or 21.3% of net sales, for the year ended December 31, 2007. Selling, general and administrative expense increased in absolute terms due to: (i) the inclusion from April 2, 2008 of the results of operations from the LaJobi and CoCaLo acquisitions, which costs were not included in the results of operations in 2007; and (ii) an increase in non-cash share-based compensation expense that was approximately $1.4 million higher in 2008 as compared to 2007.

     As a result of our annual goodwill impairment test required by accounting standards, during the fourth quarter of 2008, we concluded that our goodwill was fully impaired and, as a result, recorded an aggregate non-cash impairment charge to goodwill of $130.2 million in the fourth quarter of 2008. The majority of the goodwill originated from the purchase of Kids Line in 2004. We also recorded an impairment charge on the Applause ® trade name in the amount of $6.7 million in connection with the sale of the Gift Business.
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
     (Loss) income from continuing operations before income tax was a loss of $128.4 million for the year ended December 31, 2008 compared to income of $13.2 million for the year ended December 31, 2007. This decrease of $141.6 million was primarily the result of the $130.2 million goodwill impairment charge discussed above, the impairment on the Applause® trade name of $6.7 million as a result of the sale of the Gift Business, and the impairment in other trade names of $3.7 million, resulting in aggregate impairment charges of $140.6 million recorded in the year ended December 31, 2008, as well as the $5.7 million increase in interest and interest related charges. The 2007 results include a $10 million impairment charge recorded in connection with the MAM Agreement and a $0.9 million write-off of a note receivable from a 2004 disposition.
     The income tax benefit on continuing operations for the year ended December 31, 2008 was $29.0 million as compared to an income tax expense on continuing operations of $4.1 million in 2007. The Company recorded a current federal tax benefit of approximately $1.8 million primarily related to a decrease in tax reserves associated with the expiration of the statute of limitations in various jurisdictions during 2008, partially offset by foreign tax expense of approximately $0.6 million on profitable foreign operations, and state income tax expense of approximately $0.6 million on profitable operations in LaJobi. The Company recorded a federal deferred tax benefit of approximately $19 million related to the deferred tax asset associated with tax amortization of intangible assets relating to the Kids Line, Sassy, Applause, LaJobi and CoCaLo acquisitions. These deferred tax assets are indefinite in nature for accounting purposes. In addition, the Company recorded an additional tax benefit of approximately $9.4 million related to the reversals of valuation allowances related to various tax reserves, foreign tax credit carry forwards, contribution carry forwards and state NOL carry forwards, which the Company has determined that it no longer needs as a result of the disposition of the Gift Business, which generated losses. The Company has recorded valuation allowances against that portion of its deferred tax assets where management believes it is more likely than not that the Company will not be able to realize such deferred tax assets.
     As a result of the foregoing, (loss) income from continuing operations for the year ended December 31, 2008 was a loss of $99.3 million, compared to income from continuing operations of $9.1 million, for the year ended December 31, 2007.
     Loss from discontinued operations, net of tax, was $12.2 million in 2008 as compared to $187,000 in 2007. This loss resulted from the sale of the Gift Business as of December 23, 2008, and consists of three components: a loss from discontinued operations; a gain on disposition; and the related income tax provision or benefit. Net sales for the Gift Business were $124.0 million and $168.1 million for the years ended December 31, 2008 and 2007, respectively. The lower sales in 2008 were primarily attributable to decreases in sales of Shining Stars ® products as compared to the prior year, and further weakness in the gift market as a result of the continuing economic slowdown. Gross profit margins for the Gift Business were 40.0% for the year ended December 31, 2008 as compared to 43.8% for the year ended December 31, 2007, as a result of the impact of certain unusual charges during the second quarter of 2008 in the aggregate amount of $2.9 million, which charges consisted of an inventory charge ($1.6 million), the non-cash write-down of Shining Stars website development expenses ($1.0 million) and a gift segment impairment charge ($0.3 million). As a percentage of sales, selling general and administrative expenses for the Gift Business were 65.0% in 2008 compared to 44.8% in 2007. The primary reason for this increase was an additional impairment charge of $6.7 million to write down fixed assets, which was recorded in the second quarter of 2008, and the effect of fixed costs on a reduced sale base. As a result of the foregoing factors, the loss from discontinued operations was $17.3 million in 2008 as compared to $1.4 million for 2007. The gain on disposition was $0.9 million for the year ended December 31, 2008. This gain resulted from a valuation of the fair value of the consideration received in the Gift Sale of approximately $19.8 million, recorded as Note Receivable of $15.3 million and Investments of $4.5 million, which was offset by deferred revenue of $5.0 million from licensing arrangements entered into with the buyer of the Gift Business (the “License Agreement”) as compared to the book value of net assets exchanged. The income tax provision (benefit) from discontinued operations was a benefit of $4.1 million in 2008 as compared to a benefit of $1.2 million in 2007.
     As a result of the foregoing, net loss for the year ended December 31, 2008 was a loss of $111.6 million, or $(5.23) per diluted share, compared to net income of $8.9 million, or $0.42 per diluted share, for the year ended December 31, 2007.
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
     The proceeds of our bank facility have historically been used to fund acquisitions, and cash flows from operations are typically swept on a daily basis and utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which are necessitated by our strategy of sweeping cash to pay down debt), we typically do not actively utilize our revolving credit facility to fund operations. As a result of this ability to generate sufficient cash flow to pay down our indebtedness in recent periods, during the negotiations with our senior bank lenders in connection with the Second Amendment (defined below), we determined that a reduced facility would still be sufficient to meet our operating needs. Consequently, we agreed to reduce the maximum commitments available under such facility from $175 million to $130 million. Notwithstanding such reduction, which had the benefit of reducing the amount of unused facility fees that we are required to pay, we continue to believe that our cash flows from operations and available capacity under our credit facility will be sufficient to fund our operating needs and capital requirements for at least the next 12 months, as described above.
     As of December 31, 2009, the Company had cash and cash equivalents of $1.6 million compared to $3.7 million at December 31, 2008. This decrease of $2.1 million primarily reflects the use of cash coupled with cash generated by operations, to fund repayment of long term debt.
     Net cash provided by operating activities was approximately $20.6 million for the year ended December 31, 2009, compared to net cash provided by operating activities of approximately $25.5 million for the year ended December 31, 2008. Operating activities reflected net income of $11.7 million in 2009, which included full year results of LaJobi and CoCaLo and the write-down of the Gift Sale Consideration of $15.6 million, as compared to a net (loss) of $111.6 million in 2008, which included the 2008 non-cash impairment charges of an aggregate of $140.6 million. The 2008 operating cash flows also reflect the impact of the nine month results from the acquisitions of LaJobi and CoCaLo and the disposition of the Gift Business, which resulted in net decreases in accounts receivable and inventory, partially offset by decreases in accrued expenses.
     Net cash used in investing activities was $0.8 million for the year ended December 31, 2009, as compared to $79.7 million for the year ended December 31, 2008. Net cash used in investing activities in 2009 was primarily related to capital expenditures. Net cash used in investing activities in 2008 was primarily related to: (i) the purchase of LaJobi ($52.0 million); (ii) the purchase of CoCaLo ($16.6 million); (iii) sale of Gift Business cash of $5.2 million; and (iv) a $3.6 million payment representing a portion of the Kids Line earnout consideration.
     Net cash used in financing activities was $21.8 million for 2009 compared to net cash provided by financing activities of $35.7 million in 2008. The net cash used in 2009 primarily reflects the payment of long-term debt under the Credit Agreement. The cash provided by financing activities for 2008 was primarily the result of borrowings under the Credit Agreement to fund the Company’s 2008 acquisitions of LaJobi and CoCaLo.
     As of December 31, 2009 and 2008, working capital was $29.0 million and $25.0 million, respectively. The increase in working capital primarily results from: (i) income from continuing operations of $11.7 million, and the use of the cash proceeds therefrom primarily to pay current liabilities of $11.2 million; (ii) aggressive inventory management in light of economic conditions, resulting in a $10.2 million reduction in inventory during the year ended December 31, 2009 as compared to the year ended December 31, 2008; (iii) an increase in accounts receivable of $3.4 million, due to increased sales; and (iv) an increase in current deferred taxes of $1.7 million.
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
CoCaLo
     On April 2, 2008, a newly-formed, wholly-owned Delaware subsidiary of KID, I&J Holdco, Inc. (the “CoCaLo Buyer”), consummated the transactions contemplated by the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The aggregate base purchase price payable for CoCaLo was equal to: (i)$16.0 million; minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million; minus (iii) specified transaction expenses ($0.3 million); plus (iv) a working capital adjustment of $1.5 million paid by the

CoCaLo Buyer. A portion of the purchase price ($1.6 million, which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and is being paid in equal annual installments over a three-year period from the closing date. The first payment of $533,000 was paid during April 2009.
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
     Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration will be recorded as additional goodwill when and if paid or, if earlier, when the amount of the Earnout Consideration becomes probable and estimable.
     The results of operations of LaJobi and CoCaLo and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on their acquisition date.
     Detailed descriptions of the LaJobi and CoCaLo acquisitions can be found in the Company’s Current Report on Form 8-K filed on April 8, 2008.
Recent Disposition
     On December 23, 2008, KID completed the sale of the Gift Business to The Russ Companies, Inc. (“TRC”). The aggregate purchase price payable by TRC for the Gift Business was: (i) 199 shares of the Common Stock, par value $0.001 per share, of TRC (the “Buyer Common Shares”), representing a 19.9% interest in TRC after consummation of the transaction, and (ii) a subordinated, secured promissory note issued by TRC to KID in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, KID will have the right to cause TRC to repurchase any Buyer Common Shares then owned by KID, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 at approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investment of $4.5 million on the Company’s consolidated balance sheet.
     In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC. Pursuant to the License Agreement, TRC must pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty is due quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, TRC shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ ® and Applause ® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If TRC does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require TRC to purchase all of the Retained IP for $5.0 million. Licensor has not received either the initial, lump sum Royalty payment or the first quarterly Royalty payment due on March 23, 2010. KID and TRC are currently in active negotiations with respect to, among other things, a potential restructuring of: (i) the consideration received by KID for its former gift business; (ii) payments due to IP Sub under the License Agreement; and (iii) ongoing arrangements between the parties and their respective affiliates. However, there can be no assurance that any such defaulted payments under the License Agreement will be made in a timely manner, or at all, or that such negotiations will result in any definitive agreement.
     In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with TRC. These indicators included the impact of current macro-economic factors on TRC, the deterioration of conditions in the gift market, and other TRC-specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in TRC and critically evaluated the collectibility of its $15.3 million note receivable from TRC. As a result of this review, the Company determined that its 19.9% investment in TRC well as the Applause® trade name were other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge, to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the actions resulted in a non-cash charge to income/ (loss) from continuing operations in an aggregate amount of $15.6 million in the second quarter of 2009, representing full impairment of the Gift Sale Consideration.
     A detailed description of the Gift Sale can be found in the Company’s Current Report on Form 8-K filed on December 29, 2008.
Debt Financings
     Consolidated long-term debt at December 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008
Term Loan (Credit Agreement)	$67,000	$89,200
Note Payable (CoCaLo purchase)	1,025	1,498

Total	68,025	90,698
Less current portion	13,533	14,933

Long-term debt	$54,492	$75,765

     At December 31, 2009 and December 31, 2008, there was approximately $15.1 million and $12.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At December 31, 2009, Revolving Loan Availability was $31.4 million.
     As of December 31, 2009, the applicable interest rate margins were: 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2009 were as follows:

	At December 31, 2009
	LIBOR Loans	Base Rate Loans
Revolving Loan	4.24%	6.25%
Term Loan	4.27%	6.25%
Credit Agreement Summary
     In connection with the purchase of LaJobi and CoCaLo as of April 2, 2008, KID, Kids Line, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain financial institutions party thereto (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia

Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. Kids Line, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Borrowers”.
     As of March 29, 2009 KID and the Borrowers entered into a Second Amendment to Credit Agreement with the Lenders and the Agent (the “Second Amendment”). In connection therewith , KID pledged the membership interest in IP Sub (in addition to the existing pledge of 100% of the stock of each of the Borrowers to the Agent, KID became a guarantor under the Credit Agreement, and all of the existing and future assets of KID (subject to specified exceptions) were pledged as security (in addition to the existing pledge of all existing and future assets of the Borrowers) for the obligations of all the Borrowers.
     As a result of the execution of the Second Amendment:
     (i) The commitments now consist of: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”).
     (ii) The Loans under the Credit Agreement bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter —end Total Debt to Covenant EBITDA Ratio. The applicable interest rate margins (to be added to the applicable interest rate) under the Credit Agreement now range from 2.0% — 4.25% for LIBOR Loans and from 1.0% — 3.25% for Base Rate Loans, based on a pricing grid set forth in the Second Amendment. The Base Rate definition now includes a floor of 30 day LIBOR plus 1%.
     (iii) The Credit Agreement now contains the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 3.50:1.00 for the fourth quarter of 2009, a step down to 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Covenant EBITDA, as defined in the Second Amendment, is a non-GAAP financial measure used to determine our compliance with the minimum Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA ratio, as well as to determine Total Debt to Covenant EBITDA for purposes of the relevant interest rate margins applicable to the Loans under the Credit Agreement, and whether certain dividends and repurchases can be made if other pre-requisites described in the Second Amendment are met. Covenant EBITDA is determined on a consolidated basis, and is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of our Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of December 31, 2009.
     (iv) The principal of the Term Loan is being repaid in quarterly installments of $3.25 million on the last day of each fiscal quarter commencing with the quarter ended March 31, 2009 through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013.
     (v) The Borrowers are required to make prepayments of the Term Loan upon the occurrence of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. In addition, IP Sub must make mandatory prepayments of 100% of any net cash proceeds of any asset sale.

     (vi) The Second Amendment eliminated all restrictions on the ability of the Borrowers to distribute cash to KID for the payment of KID’s overhead expenses. However, the Credit Agreement, as amended contains significant restrictions on our ability to declare and pay dividends and on our ability to repurchase or redeem stock.
     (vii) The following fees are now applicable to the Credit Agreement: an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement, as amended
     (viii) The definition of Borrowing Base is 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory.
     (ix) The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan.
     More detail with respect to these and other provisions of the Credit Agreement, as amended, can be found in Note 8 of Notes to Consolidated Financial Statements. Historical information with respect to the Credit Agreement prior to the Second Amendment can be found in Note 6 to Notes to Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
     Financing costs associated with the Revolving Loan and Term Loan are deferred and are amortized over their contractual term. As a result of the Second Amendment, based upon the Financial Accounting Standards Board (“FASB”) standard for deferred financing costs, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for the write off of deferred financing costs in the year ended December 31, 2009.
Other Events and Circumstances Pertaining to Liquidity
     See “Off-Balance-Sheet Arrangements” below for a description of: (i) KID’s contingent obligations under a former Gift Business lease (a maximum potential remaining obligation of approximately $2.7 million as of December 31, 2009); and (ii) KID’s contingent obligations with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with the foregoing as of, the date of filing of this Annual Report on Form 10-K, but there can be no assurance that payments will not be required of KID in the future.
     We are subject to legal proceedings and claims arising in the ordinary course of our business that we believe will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
     Following the receipt of consumer complaints that certain drop-side cribs manufactured by LaJobi did not work properly when the locking device was damaged or broken, we recently notified the CPSC of our intention to undertake voluntary corrective action with respect to such cribs. With the exception of one child who received a bruise, we are unaware of any injuries associated with these cribs. The financial impact of the proposed corrective action, an estimate of which has been accrued in the three months ended December 31, 2009, is not expected to be material.
     We currently intend to commence the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring costs of approximately $1.3 million, a substantial portion of which is expected to be incurred in 2010 and is intended to be financed with borrowings under our revolving credit facility. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’

attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
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
     We have entered into certain transactions with certain parties who are or were considered related parties, and these transactions are disclosed in Note 13 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence.”
Contractual Obligations
     The following table summarizes our significant known contractual obligations as of December 31, 2009 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Operating Lease Obligations	$11,827	$2,380	$2,049	$1,945	$2,012	$941	$2,500
Capitalized Leases	8	7	1	—	—	—	—
Note Payable (1)	1,067	533	534	—	—	—	—
Purchase Obligations (2)	35,108	35,108	—	—	—	—	—
Debt Repayment Obligations(3)	67,000	13,000	13,000	13,000	28,000	—	—
Interest on Debt Repayment Obligations(4)	6,729	2,723	2,138	1,553	315	—	—
Royalty Obligations	9,985	3,360	2,630	2,895	1,100		—

Total Contractual Obligations*	$131,724	$57,111	$20,352	$19,393	$31,427	$941	$2,500

(1)	Reflects note payable with respect to CoCaLo purchase. The present value of the note is $1,025,000 and the aggregate remaining imputed interest at 5.5% is $42,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(2)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(3)	Reflects repayment obligations under the Second Amendment effective as of March 20, 2009. See Note 8 of Notes to Consolidated Financial Statements for a description of the Second Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of December 31, 2009, approximately $15.1 million borrowed under the Revolving Loan. The estimated 2009 interest payment for this Revolving Loan using an assumed 4.5% interest rate is $0.7 million. Such amounts are estimates only and actual interest payments could differ materially. The Revolving Loan facility matures in April 2013, at which time any amounts outstanding are due and payable.

(4)	This amount reflects estimated interest payments on the long-term debt repayment obligation as of December 31, 2009 calculated using an assumed interest rate of 4.5% and then-current levels of outstanding long-term debt. The foregoing amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan, discussed in footnote (3) above.

*	Does not include contingent obligations under a former Gift Business lease (or contingent obligations under other off-balance sheet arrangements described below), as the amount, if any, and/or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below. In connection with the acquisitions of LaJobi and CoCaLo, the Company has agreed to make certain potential Earnout Consideration payments based on the performance of the acquired businesses. See “Management’s Discussion and Analysis of Financial Condition and of Results of Operations —Recent Acquisitions.” These amounts are not included in the above table as the timing of their potential settlement is not reasonably estimable. Of the total income tax payable for uncertain tax positions of $4.5 million, we have classified $3.8 million as current as of December 31, 2009; as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.
Off-Balance Sheet Arrangements
     In connection with the sale of the Gift Business, KID and U.S. Gift (our subsidiary at the time) sent a notice of termination, effective December 23, 2010, with respect to the Lease. Although this Lease has become the obligation of TRC (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease becomes effective (i.e., for a maximum potential remaining obligation of approximately $2.7 million). It is our understanding that U.S. Gift has failed to pay certain amounts due under the Lease and that TRC, U.S. Gift and the landlord have initiated discussions with respect thereto. No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift continues to fail to make such payments and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from TRC under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all.
     The purchase agreement pertaining to the Gift Sale contains various KID indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with the foregoing as of December 31, 2009, but there can be no assurance that payments will not be required of KID in the future.
     We have obligations under certain letters of credit that contingently require us to make payments to guaranteed parties upon the occurrence of specified events. As of December 31, 2009 there were $0.1 million of letters of credit outstanding.
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
     Management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to our significant accounting estimates, assumptions or the judgments affecting the application of such estimates and assumptions during 2009. The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ materially from those estimates under different assumptions or conditions.

     Note 2 of Notes to Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of our consolidated financial statements. The following, however, is a discussion of those accounting policies which management considers being “critical” within the SEC definition discussed above.
Accounts Receivable Allowances
     Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. The Company also analyzes its allowance programs to assess the adequacy of allowance levels and adjusts such allowances as necessary. We do not have any off-balance sheet credit exposure related to our customers.
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
     Indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually, and more frequently in the event of a triggering event indicating that an impairment may exist. Our annual impairment testing is performed in the fourth quarter of each year. Our trade names were tested for impairment as part of our annual 2009 impairment testing of other indefinite-lived assets, which is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing).
We tested the non-amortizing intangible trade names recorded on our balance sheet as of December 31, 2009. The trade names tested were: Kids Line®; Sassy®; LaJobi®; CoCaLo®. As with respect to the testing for impairment of goodwill, the review for impairment of indefinite-lived intangible assets, including trade names, is based on whether the fair value of such trade names exceeds their carrying value. We determined fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2009, it used a five-year projection period, which has been its prior practice, with long-term growth rates ranging from 4% to 15%, as well as royalty rates of 5%, 2.6%, 4% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For the 2009 testing, the royalty rate used for Sassy was increased from the rate used in 2008 to 2.6%, due to the increased operating profitability of Sassy-branded products and the royalty rate used for LaJobi was lowered to 4.0% due to a decrease in the operating profitability of LaJobi-branded products, primarily resulting from a change in product mix. For Kids Line and CoCaLo, the royalty rate remained the same as that used in 2008. The results of the 2009 testing indicated that non-amortizing intangible trade names were not impaired at December 31, 2009.
     With respect to our 2008 testing, the difference between the fair value of the trade names and their carrying value resulted in an aggregate impairment charge of $3.7 million related to the trade names of three infant and juvenile subsidiaries, including CoCaLo® ($1.9 million), Sassy® ($1.7 million) and LaJobi® ($0.1 million) in the fourth quarter of 2008. In addition, in 2008, we also tested for the impairment of our Applause® trade name, which is a definite-lived intangible asset as a result of the Gift Sale. With respect to Applause®, fair value was based on the terms of its license to TRC. As a result of the Gift Sale, an impairment charge of $6.7 million was recorded with respect to the Applause® trade name in the fourth quarter of 2008.
     With respect to our 2008 analysis, we used a five-year projection period, which has been our prior practice, with single digit long-term growth rates, as well as royalty rates of 5%, 2%, 5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For the 2008 testing, the royalty rate for Sassy was decreased from the rate used in 2007 due to lower gross profit margins reported and expected by Sassy and the previously-disclosed anticipated reduction in revenue and cash flows resulting from the termination of the MAM Agreement. At the time of the assessment of impairment (the fourth quarter of 2008), combined net revenues of Sassy and Kids Line had declined by approximately 1% from the prior year, and further softness in sales was anticipated during the remainder of 2009 with respect to Sassy, primarily as a result of the anticipated substantial decrease in net revenues due to the termination of the MAM Agreement, and with respect to Kids Line, primarily as a result of anticipated continued revenue softness reflecting worsening economic conditions. However, we applied conservative long-term growth rates thereafter for each of Sassy and Kids Line based on the following. With respect to Sassy, our assumptions were based on anticipated new product introductions, a re-branding initiative, new packaging for the product line, and the expiration at the end of 2009 of certain non-competition restrictions associated with the MAM Agreement. Although the long-term growth rate for Kids Line branded products in 2009 (as opposed to licensed products) was reduced from historical growth rates due to anticipated revenue reduction, we assumed growth in the four years thereafter reflecting planned new product introductions and expansion. With respect to the Applause® trade name, in connection with the Gift Sale, TRC agreed to pay an annual royalty for the Applause® and Russ® trademarks and trade names of $1.15 million, as well as a $5 million purchase price for such intellectual property at the end of five years. Accordingly, the Company determined that the fair value of the allocated royalty stream of the Applause® and Russ® trade names, based on a present value analysis, was $913,000 for the Applause® trade names, resulting in the impairment charge recorded. The Russ® trade names do not have any value ascribed to them on our financial statements.
     Our other intangible assets with definite lives (consisting of the Applause® trade name until its total impairment as of June 30, 2009, customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. Other than an impairment of the Applause® trade name recorded in the second quarter of 2009 in the amount of $0.8 million in connection with the impairment of the Gift Sale Consideration, no impairments to intangible assets with definite lives was recorded in 2009. As discussed in Note 5 to Notes to Consolidated Financial Statements, in

connection with the annual impairment testing of intangible assets during the fourth quarter of 2008, we determined that, based upon current economic conditions, the Kids Line customer relationships would be amortized over a 20-year period rather than having an indefinite life. In connection therewith, we recorded $389,000 of amortization expense for the three months and year ended December 31, 2008 and $1.6 million for the year ended December 31, 2009. In addition, as discussed above, an impairment charge to our Applause® trade name was recorded in the fourth quarter of 2008 as a result of the Gift Sale. Other than the foregoing, we determined that the carrying value of our definite lived intangible assets was fully recoverable.
     As many of the factors used in assessing fair value are outside the control of management, the assumptions and estimates used in such assessment may change in future periods, which could require that we record additional impairment charges to our assets. We will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing or recordation is warranted.
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
     The Company uses the asset and liability approach for financial accounting and reporting on income taxes. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences and loss and credit carry forwards.
     We considered both the positive and negative evidence supporting our determination that it is more likely than not that we will realize our deferred tax assets, other than those with respect to which a valuation allowance has been recorded. Specifically, we considered: (i) the Company’s cumulative earnings from continuing operations for the three years ended December 31, 2009, (ii) the character of the pre-tax income expected to be generated (ordinary income), (iii) the earnings trends incorporated into our forecasting models, (iv) our historical ability to prepare reasonable forecasts, (v) the relative stability in the industry of our continuing operations and, (vi) our market leading industry position as positive evidence in support of our determination that it was not appropriate to record a valuation allowance on the remaining deferred income tax assets. The Company also considered negative evidence, such as current and prior year losses and the present economic climate and uncertainty. In determining the appropriate weighting relative to each source of evidence, we concluded that the Company’s historical results from continuing operations would receive a greater weighting, and determined that projecting those results forward using conservative estimates and assumptions considering the current recession, would provide a reasonable basis for our conclusion relative to the deferred tax asset valuation allowance. Specifically, we considered the historical net revenues, gross margins and operating expenses of each of our continuing operating units and projected those results forward giving consideration to the current economic climate, knowledge of our customers’ purchasing patterns, new product initiatives and other factors specific to our market. The business units that comprise our continuing operations have been profitable since each of their respective dates of purchase and are expected to continue to be profitable over the next three years. Sassy was acquired in 2002 and Kids Line was acquired in 2004, and both have historically generated pre-tax income. LaJobi and CoCaLo were each acquired in April of 2008 and have a history of profitability. The Company’s continuing operations generated profit before taxes and impairment charges domestically of approximately $19.0 million for 2009. Although we have prepared forecasts for 5 years, we have determined that our forecasts are most accurate for a period of three years from the balance sheet date. We have determined that, for the years 2010 — 2012, we would need to generate an aggregate of approximately $50 million in pre-tax income to realize the deferred tax assets we have recorded and, after considering the factors above and based upon our current forecasts, we believe that it is more likely than not that we will be able to utilize such deferred tax assets.
     In determining our deferred tax asset valuation allowance, we considered the timing of the reversals of temporary differences and the character of the related deferred tax asset. We currently have a valuation allowance of $24.3 million for our deferred tax assets, of which $4.6 million consists of valuation allowances against foreign tax credit carry forwards, foreign NOL carry forwards and state NOL carry forwards as management feels that it is currently more likely than not that these deferred tax assets will not be fully realized in the foreseeable future. The balance of the valuation allowance of $19.7 million relates to the Deferred Tax Asset of the intangible amortization related to our various acquisitions. We have determined it appropriate to only assume profit for the three year period starting December 31, 2009, and have recorded valuation allowances against our Deferred Tax Assets related to the intangible amortization after that three year period. We assume that full inventory reserve, bad debt reserve, inventory capitalization and other current assets will reverse in 2010, which are in same jurisdictions and will not be offset by the creation of future deferred tax assets. In addition, our current forecasted income for the years ending December 31 2010, 2011 and 2012 is expected to be able to absorb the tax goodwill amortization projected for this period. We had no significant deferred tax liabilities, and as a result there were no significant reversals accounted for in our analysis. In addition, there were no tax planning strategies relevant in our analysis of deferred tax assets.
Acquisitions
     At acquisition, we recognize assets acquired and liabilities assumed based on their fair values at the date of acquisition. Accounting for business combinations requires significant assumptions and estimates to measure fair value and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. Should the acquisition result in a bargain purchase, where the fair value of assets and liabilities exceed the amount of consideration transferred, the resulting gain will be recorded into earnings on the acquisition date. All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expense in the period in which they are incurred. All assets and liabilities arising from contractual contingencies are recognized as of the acquisition date if the acquisition date fair value of that asset or liability can be determined during the measurement period.
Recently Issued Accounting Standards
     See Note 2 of the “Notes to Audited Consolidated Financial Statements” for a discussion of recently issued accounting standards.
Forward-Looking Statements
     This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Material risks and uncertainties are set forth under Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates.
Interest Rate Changes
Debt
     The interest applicable to the loans under the Credit Agreement is based upon the LIBOR Rate and the Base Rate (each as defined in the Credit Agreement). At December 31, 2009, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase our interest expense by approximately $0.8 million annually. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the applicable interest rates under our Credit Agreement.
     On May 2, 2008, we entered into an interest rate swap agreement with a notional amount of $70.0 million as a risk management tool to lock the interest cash outflows on the floating rate debt. See Notes 6 and 8 of Notes to Consolidated Financial Statements for information with respect to the interest rate swap agreement.
Foreign Currency Exchange Rates
     At December 31, 2009 and 2008, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, our income before income taxes would decrease by approximately $113,000 for each such year. Additional information required for this Item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 of Notes to Consolidated Financial Statements. See also Item 1A, “Risk Factors—Currency exchange rate fluctuations could increase our expenses.”
     We are exposed to market risk associated with foreign currency fluctuations. We periodically enter into foreign currency forward exchange contracts as part of our overall financial risk management policy, but do not use such instruments for speculative or trading purposes. Such forward exchange contracts do not qualify as hedges under generally accepted accounting principles.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Kid Brands, Inc.:
     We have audited the accompanying consolidated balance sheets of Kid Brands, Inc. (formerly known as Russ Berrie and Company, Inc.) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule “Schedule II—Valuation and Qualifying Accounts.” We also have audited Kid Brands, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kid Brands, Inc.’s management is responsible for these consolidated financial statements and related financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kid Brands, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Kid Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     As discussed in Notes 6 and 11 to the consolidated financial statements, Kid Brands, Inc. changed its method of accounting for financial assets and liabilities on January 1, 2008 due to the adoption of the standard on accounting for fair value measurements and changed its method of accounting for uncertain income tax positions on January 1, 2007 due to the adoption of the standard on accounting for uncertain tax positions.
/s/ KPMG LLP
Short Hills, New Jersey
March 26, 2010

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Dollars in Thousands, Except Share and Per Share Data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,593	$3,728
Accounts receivable—trade, less allowances of $7,101 in 2009 and $4,285 in 2008	42,940	39,509
Inventories, net	37,018	47,169
Prepaid expenses and other current assets	2,950	3,252
Income tax receivable	241	16
Deferred income taxes	2,607	940

Total current assets	87,349	94,614
Property, plant and equipment, net	4,251	4,466
Intangible assets	80,352	84,019
Note receivable, net of allowance of $15,981 in 2009 and $0 in 2008	—	15,300
Investment	—	4,500
Deferred income taxes	30,993	28,960
Other assets	3,933	3,575

Total assets	$206,878	$235,434

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,533	$14,933
Short-term debt	15,100	12,114
Accounts payable	17,420	23,546
Accrued expenses	8,684	13,249
Income taxes payable	3,630	5,726

Total current liabilities	58,367	69,568
Income taxes payable non-current	1,065	4,252
Long-term debt, excluding current portion	54,492	75,765
Deferred royalty income-long-term	—	5,065
Other long-term liabilities	1,860	2,908

Total liabilities	115,784	157,558
Commitments and contingencies

Shareholders’ equity:
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 26,727,780 shares at December 31, 2009 and December 31, 2008, respectively	2,674	2,674
Additional paid-in capital	89,756	89,173
Retained earnings	100,377	88,672
Accumulated other comprehensive income	458	134
Treasury stock, at cost, 5,227,985 and 5,258,962 shares at December 31, 2009 and 2008, respectively	(102,171)	(102,777)

Total shareholders’ equity	91,094	77,876

Total liabilities and shareholders’ equity	$206,878	$235,434

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands, Except Share and Per Share Data)

	2009	2008	2007
Net sales	$243,936	$229,194	$163,066
Cost of sales	168,741	160,470	111,361

Gross profit	75,195	68,724	51,705
Selling, general and administrative expenses	48,583	50,779	34,790
Impairment of investment and valuation reserve	15,620	—	—
Impairment of goodwill and intangibles	—	136,931	—

Total operating expenses	64,203	187,710	34,790

Income (loss) from continuing operations	10,992	(118,986)	16,915

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(6,620)	(9,655)	(4,135)
Interest and investment income	10	78	211
Other, net	161	192	231

	(6,449)	(9,385)	(3,693)

Income (loss) from continuing operations before income tax (benefit) provision	4,543	(128,371)	13,222
Income tax (benefit) provision	(7,162)	(29,031)	4,127

Income (loss) from continuing operations	11,705	(99,340)	9,095

Discontinued Operations:
Loss from discontinued operations	—	(17,268)	(1,370)
Gain on disposition	—	905	—
Income tax (benefit) from discontinued operations	—	(4,147)	(1,183)

(Loss) from discontinued operations net of tax benefit	—	(12,216)	(187)

Net income (loss)	$11,705	$(111,556)	$8,908

Basic earnings (loss) per share:
Continuing operations	$0.55	$(4.66)	$0.43
Discontinued operations	—	(0.57)	(0.01)

	$0.55	$(5.23)	$0.42

Diluted earnings (loss) per share:
Continuing operations	$0.54	$(4.66)	$0.43
Discontinued operations	—	(0.57)	(0.01)

	$0.54	$(5.23)	$0.42

Weighted Average Shares:
Basic	21,371,000	21,302,000	21,130,000

Diluted	21,532,000	21,302,000	21,215,000

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)

		Common
		Stock	Common	Additional		Accumulated Other
		Shares	Stock	Paid In	Retained	Comprehensive	Treasury
	Total	Issued	Amount	Capital	Earnings	Income/(Loss)	Stock
Balance at December 31, 2006	$190,664	26,713	$2,673	$91,836	$191,320	$14,985	$(110,150)
Comprehensive loss:
Net income	8,908		—	—	8,908	—	—
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	1,991		—	—	—	1,991	—

Comprehensive income	10,899

Share transactions under stock plans (223,147 shares)	2,890	15	1	(1,178)	—	—	4,067
Share-based compensation	186		—	186	—	—	—
		Stock
Balance at December 31, 2007	204,639	26,728	2,674	90,844	200,228	16,976	(106,083)
Comprehensive loss:
Net loss	(111,556)				(111,556)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(16,842)					(16,842)

Comprehensive loss	(128,398)

Share transactions under stock plans (169,175 shares)	—		—	(3,306)	—	—	3,306
Share-based compensation	1,635		—	1,635	—	—	—
		Stock
Balance at December 31, 2008	77,876	26,728	2,674	89,173	88,672	134	(102,777)
Comprehensive income:
Net income	11,705				11,705
Other comprehensive income, net of tax:
Foreign currency translation adjustment	324					324

Comprehensive income	12,029

Excess tax provision on share-based compensation	(497)	—	—	(497)
Share transactions under stock plans(31,317 shares)	81			(525)			606
Share-based compensation	1,605			1,605	—
		Stock	Stock			Stock	Stock
Balance at December 31, 2009	$91,094	26,728	$2,674	$89,756	$100,377	$458	$(102,171)

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$11,705	$(111,556)	$8,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,838	5,959	5,822
Impairment of goodwill and other intangibles	—	140,631	10,000
Amortization and write-off of deferred financing costs	1,527	886	655
Provision for customer allowances	31,121	17,189	11,420
Provision for impairment and valuation reserve	15,620	—	—
Provision for note receivable allowance	—	—	940
Provision for inventory reserve	1,209	6,828	5,533
Deferred income taxes	(3,700)	(32,742)	4,348
Impairment on long term asset	—	7,041	—
Share-based compensation expense	1,605	1,635	186
Other	—	(462)	136
Change in assets and liabilities, excluding the effects of acquisitions:
Restricted cash	—	(1)	(2)
Accounts receivable	(34,322)	(6,368)	(17,926)
Income tax receivable	(225)	209	2,819
Inventories	9,340	(13,029)	(15,807)
Prepaid expenses and other current assets	307	(1,238)	8,081
Other assets	(73)	(1,197)	(666)
Accounts payable	(5,995)	17,115	1,335
Accrued expenses	(6,060)	(3,535)	5,033
Income taxes payable	(5,278)	(1,865)	(3,521)

Net cash provided by operating activities	20,619	25,500	27,294

Cash flows from investing activities:
Capital expenditures	(771)	(2,253)	(4,239)
Sale of gift business cash	—	(5,156)	—
Payment for purchase of LaJobi Industries, Inc.	—	(52,044)	—
Payment for purchase of CoCaLo, Inc., net of cash acquired	—	(16,598)	—
Payment of Kids Line, LLC earnout consideration	—	(3,622)	(28,449)
Other	(4)	(23)	—

Net cash used in investing activities	(775)	(79,696)	(32,688)

Cash flows from financing activities:
Proceeds from issuance of common stock	81	—	2,890
Excess tax benefit from stock-based compensation	(497)	—	—
Issuance of long-term debt	—	100,000	20,000
Payments of long-term debt	(22,673)	(54,300)	(9,000)
Net borrowings on revolving credit facility	2,986	(8,057)	1,512
Capital leases	—	(308)	—
Payment of deferred financing costs	(1,697)	(1,655)	—

Net cash (used in) provided by financing activities	(21,800)	35,680	15,402
Effect of exchange rate changes on cash and cash equivalents	(179)	319	391

Net (decrease) increase in cash and cash equivalents	(2,135)	(18,197)	10,399
Cash and cash equivalents at beginning of year	3,728	21,925	11,526

Cash and cash equivalents at end of year	$1,593	$3,728	$21,925

Cash paid during the year for:
Interest	$6,457	$6,254	$4,206
Income taxes	$2,711	$828	$1,500
Supplemental cash flow information:
Note payable CoCaLo purchase	$—	$1,439	—
Goodwill from Earnout Consideration	$—	$—	$3,622
Equipment financed by capital lease obligations	$—	$—	$455
Note receivable Gift business sale	$—	$15,300	—
Investment Gift business sale	$—	$4,500	—
Deferred royalty income Gift business sale	$—	$5,000	—
The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
Note 1—Description of Business
     Kid Brands, Inc., formerly Russ Berrie and Company (“KID”), and its subsidiaries (collectively with KID, the “Company”) is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company currently operates in one infant and juvenile segment.
     On December 23, 2008, KID entered into, and consummated the transactions contemplated by, the Purchase Agreement as of such date (the “Purchase Agreement”) with The Russ Companies, Inc., a Delaware corporation (“TRC”), for the sale of the capital stock of all of KID’s subsidiaries actively engaged in the gift business (the “Gift Business”), and substantially all of KID’s assets used in the Gift Business (the “Gift Sale”). As a result of the Gift Sale, the Consolidated Statements of Operations have been restated to show the Gift Business as discontinued operations for the years ended December 31, 2008 and 2007. The December 31, 2008 Consolidated Balance Sheet does not include the Gift Business assets and liabilities, as a result of the consummation of the Gift Sale on December 23, 2008. The Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 have not been restated. The accompanying notes to Consolidated Financial Statements have been restated to reflect the discontinued operations presentation described above for the basic financial statements. As the Gift Sale was completed in 2008, presentation of discontinued operations is not applicable with respect to 2009.
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
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, after elimination of all inter-company accounts and transactions.
Business Combinations
     The Company accounts for business combinations by applying the acquisition method of accounting. At acquisition, we recognize assets acquired and liabilities assumed based on their fair values at the date of acquisition. Accounting for business combinations requires significant assumptions and estimates to measure fair value and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the assets acquired and liabilities

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
assumed is recorded as goodwill. Should the acquisition result in a bargain purchase, where the fair value of assets and liabilities exceed the amount of consideration transferred, the resulting gain will be recorded into earnings on the acquisition date. All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expense in the period in which they are incurred. All assets and liabilities arising from contractual contingencies are recognized as of the acquisition date if the acquisition date fair value of that asset or liability can be determined during the measurement period.
     If initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts will be reported for which the accounting is incomplete, with retrospective adjustment made to such provisional amounts during the measurement period to present new information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, and in no case beyond one year from the acquisition date, subsequent revisions of the accounting for the business combination will only be accounted for as correction of an error.
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
     The Company’s gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. The Company accounts for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the years ended December 31, 2009, 2008 and 2007, the costs of warehousing, outbound handling costs and outbound shipping costs were $7.0 million, $8.8 million and $6.1 million, respectively. In addition, the majority of outbound shipping costs are paid by the Company’s customers, as many of the Company’s customers pick up their goods at the Company’s distribution centers.
Advertising Costs
     Production costs for advertising are charged to operations in the period the related advertising campaign begins. All other advertising costs are charged to operations during the period in which they

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
are incurred. Advertising costs for continuing operations for the years ended December 31, 2009, 2008 and 2007 amounted to $0.9 million, $1.3 million, and $0.6 million respectively.
Cash and Cash Equivalents
     Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and their costs approximate fair value.
Accounts Receivable
     Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. The Company also analyzes its allowances policies to access the adequacy of allowance levels and adjusts such allowances as necessary. The Company does not have any off-balance sheet credit exposure related to its customers.
Inventories
     Inventory, which consists of finished goods, is carried on the Company’s balance sheet at the lower of cost or market. Cost is determined using the weighted average cost method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value of such inventory. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory if management determines that the ultimate expected proceeds from the disposal of such inventory will be less than its carrying cost as described above. Management uses estimates to determine the necessity of recording these reserves based on periodic reviews of each product category based primarily on the following factors: length of time on hand, historical sales, sales projections (including expected sales prices), order bookings, anticipated demand, market trends, product obsolescence, the effect new products may have on the sale of existing products and other factors. Risks and exposures in making these estimates include changes in public and consumer preferences and demand for products, changes in customer buying patterns, competitor activities, the Company’s effectiveness in inventory management, as well as discontinuance of products or product lines. In addition, estimating sales prices, establishing markdown percentages and evaluating the condition of the Company’s inventories all require judgments and estimates, which may also impact the inventory valuation. However, we believe that, based on prior experience of managing and evaluating the recoverability of slow moving, excess, damaged and obsolete inventory in response to market conditions, including decreased sales in specific product lines, the Company’s established reserves are materially adequate. If actual market conditions and product sales prove to be less favorable than we have projected, however, additional inventory reserves may be necessary in future

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
periods. At December 31, 2009 and 2008, the balance of the inventory reserve was approximately $1,923,000 and $2,484,000, respectively. The primary reason for the reduction in the inventory reserve between years was the disposition of Sassy’s MAM inventory as a result of the termination in December 2008 of the MAM Agreement.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost or fair market value and are depreciated using the straight-line method over their estimated useful lives, which primarily range from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Equipment under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred and the related cost and accumulated depreciation are removed from the respective accounts.
Impairment of Long-Lived Assets
     The Company reviews property, plant and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount for which the carrying amount of the asset exceeds its fair value as determined by an estimate of discounted future cash flows.
Goodwill and Indefinite-life Intangible Assets
     Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired.
     The Company tests goodwill for impairment on an annual basis as of its year end. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. In the fourth quarter of 2008, the Company recorded an impairment charge of $130.2 million related to goodwill (see Note 5 below for detail with respect to such impairment charge). As this impairment charge comprised all of the Company’s goodwill, no goodwill assessment testing was required as of December 31, 2009.
     Intangible assets with indefinite lives other than goodwill are tested annually for impairment and the appropriateness of the indefinite life classification, or more often if changes in circumstances indicate that the carrying amount may not be recoverable or the asset life may be finite. In testing for impairment, if the carrying amount exceeds the fair value of the assets, an impairment loss is recorded in the amount of the excess. As of December 31, 2009, the Company’s indefinite life intangibles related to the trademarks acquired in the purchases of: Sassy, Inc. in 2002; Kids Line LLC in 2004; and LaJobi, Inc. and CoCaLo, Inc. in 2008. The Company uses various models to estimate the fair value. In the Company’s analysis for 2009, it used a five-year projection period, which has been its prior practice, with long-term growth rates ranging from 4% to 15%, as well as royalty rates of 5%, 2.6%, 4% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. The Company recorded an aggregate non-cash impairment charge of approximately $10.4 million in the fourth quarter of 2008, which consisted of the impairment of its Applause ® trademark, in connection with the sale of the Gift Business ($6.7 million), which was recorded in Impairment of Goodwill and Intangibles, and the impairment of certain of its Infant & Juvenile indefinite-life intangible assets($3.7 million), which was recorded in cost of sales (see Note 5 below for detail with respect to such impairment charges). Also during the fourth quarter of 2008, the Company determined that the Kids Line customer relationships should no longer have an indefinite life. An aggregate impairment charge of $10.0 million was recorded in the Company’s consolidated statements of operations for 2007 with respect to the MAM Agreement (see Note 5 for details with respect to the breakdown of such impairment charges).
Foreign Currency Translation
     Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheet and foreign currency transaction gains and losses are recorded in other income (expense) in the consolidated statements of operations.
Accounting for Income Taxes
     The Company establishes accruals for tax contingencies when, notwithstanding the reasonable belief that its tax return positions are fully supported, the Company believes that certain filing positions are likely to be challenged and moreover, that such filing positions may not be fully sustained. Accordingly, a tax benefit from an uncertain tax position will only be recognized if it is more likely

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company continually evaluates its uncertain tax positions and will adjust such amounts in light of changing facts and circumstances including, but not limited to, emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the period of resolution. The Company’s accruals for gross uncertain tax positions are presented in the consolidated balance sheet within income taxes payable for current items and income taxes payable, non-current for items not expected to be settled within 12 months of the balance sheet date.
     The Company accounts for income taxes under the asset and liability method. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are determined using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Valuation allowances are established where expected future taxable income, the reversal of deferred tax liabilities and development of tax strategies does not support the realization of the deferred tax asset. See Note 11 – “Income Taxes” for additional information.
     The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.
Fair Value of Financial Instruments
     The Company has estimated that the carrying amount of cash and cash equivalents, accounts receivable, inventory, prepaid and other current assets, accounts payable and accrued expenses reflected in the consolidated financial statements equals or approximates their fair values because of the short-term maturity of those instruments. The carrying value of the Company’s short-term and long-term debt approximates fair value as the debt bears interest at a variable market rate. For details with respect to the fair values of notes payable, notes receivable and the interest rate swap, see Notes 3, 4 and 6, respectively.
Earnings (Loss) Per Share
     Basic earnings (loss) per share (“EPS”) are calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (stock options and SARs settled in stock) using the treasury stock method, except when the effect would be anti-dilutive. As of December 31, 2009, 2008 and 2007, the Company had 880,615, 1,941,379 and 1,181,035 stock options outstanding, respectively, that were excluded from the computation of diluted EPS in that they would be anti-dilutive due to their exercise price exceeding the average market price in 2009 and 2007, or due to the loss the Company incurred from continuing operations in 2008. EPS for the quarter and year ended December 31, 2008 have been revised in accordance with the accounting guidance for earnings per share. The Company had

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
incorrectly included non-vested restricted stock in its basic earnings per common share calculations for such periods. Such revisions were immaterial.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of property, plant and equipment and other intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; and accruals for income taxes and litigation. Actual results could differ from these estimates.
Accounting for Forward Exchange Contracts
     The Company historically entered into forward exchange contracts to hedge the effects of foreign currency on inventory purchases. In 2009 the Company did not enter into any forward exchange contracts. In 2008 and 2007, the Company accounted for its forward exchange contracts as an economic hedge, with subsequent changes in the forward exchange contract’s fair value recorded as foreign currency gain (loss), included in other, net in the consolidated statements of operations.
Share-Based Compensation
     The Company recognizes in the financial statements all costs resulting from share-based payment transactions at their fair values. At December 31, 2009, the Company had share-based employee compensation plans which are described more fully in Note 16.
     The relevant FASB standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. For the year ended December 31, 2009 there was a tax deficiency of $0.5 million recognized from share-based compensation-costs. For the years ended December 31, 2008 and 2007, there was no excess tax benefit recognized from share-based compensation costs because the Company was not in a taxpaying position in the United States in 2008 and 2007.
Subsequent Events
     The Company has evaluated subsequent events through the date that the consolidated financial statements were filed.
Reclassifications
     Certain prior year amounts have been reclassified to conform the prior year amounts to the presentation in the 2009 consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applied beginning in the third quarter of 2009. All accounting references herein have been updated, and therefore references to Statements of Financial Accounting Standards have been replaced with ASC or generic references to FASB standards where deemed necessary. The issuance of the Codification did not change GAAP and therefore its adoption by the Company only affects how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.
     ASC 820-10, Fair Value Measurements and Disclosures, with respect to non-financial assets and liabilities, was adopted on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard did not have an impact on the consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB ASC 820, Fair Value Measurements and Disclosures to require various additional disclosures regarding fair value measurements and also clarify certain existing disclosure requirements. Under ASU 2010-06, the Company will be required to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 does not change any accounting requirements, but is expected to have a significant effect on the disclosures of entities that measure assets and liabilities at fair value. The amendments prescribed by ASU 2010-06 will be effective for the Company’s fiscal quarter ending March 31, 2010, except for the requirements described in item (3) above, which will be effective for the Company’s fiscal year beginning January 1, 2011. The Company currently does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
     The Company will adopt a new FASB standard concerning the determination of the useful life of intangible assets beginning on January 1, 2010. The Company currently does not expect

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
the adoption of this standard to have an impact on its consolidated financial statements at the time of adoption. The new guidance amends the factors that are to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows originally used to measure the fair value of the intangible asset under U.S. GAAP.
Note 3—Acquisitions
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
CoCaLo
     On April 2, 2008, a newly-formed, wholly-owned Delaware subsidiary of KID, I&J Holdco, Inc. (the “CoCaLo Buyer”), consummated the transactions contemplated by the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The aggregate base purchase price payable for CoCaLo was equal to: (i)$16.0 million; minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million; minus (iii) specified transaction expenses ($0.3 million); plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million, which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and is being paid in equal annual installments over a three-year period from the closing date. The first payment of $533,000 was paid during April 2009.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
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
     Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration will be recorded as additional goodwill when and if paid or, if earlier, when the amount of the Earnout Consideration becomes probable and estimable.
Pro Forma Information (Unaudited)
     The results of operations of LaJobi and CoCaLo and the fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements beginning on their acquisition date.
     The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2008 and December 31, 2007 respectively, assumes the acquisitions of CoCaLo and LaJobi occurred as of January 1 of each period (in thousands).

	(Unaudited)
	Year Ended December 31,
	2008	2007
Net sales	$251,696	$236,536
Net (loss) income	$(110,906)	$8,882

Basic (loss) income per share:
Continuing operations	$(4.63)	$0.43
Discontinued operations	(0.58)	(0.01)

	$(5.21)	$0.42

Diluted (loss) income per share:
Continuing operations	$(4.63)	$0.43
Discontinued operations	(0.58)	(0.01)

	$(5.21)	$0.42

     The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
Note 4—Sale of Gift Business and Discontinued Operations
     On December 23, 2008, KID completed the sale of the Gift Business. The aggregate purchase price payable by TRC was: (i) 199 shares of the Common Stock, par value $0.001 per share, of TRC (the “Buyer Common Shares”), representing a 19.9% interest in TRC after consummation of the transaction that was accounted for at cost; and (ii) a subordinated, secured promissory note issued by TRC to KID in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, KID will have the right to cause TRC to repurchase any Buyer Common Shares then owned by KID, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008 of approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investment of $4.5 million on the Company’s consolidated balance sheet.
     In addition, in connection with the sale of the Gift Business, the Company’s newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC. Pursuant to the License Agreement, TRC will pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty will be paid quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, TRC shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ ® and Applause ® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If TRC does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require TRC to purchase all of the Retained IP for $5.0 million. Licensor has not received either the initial, lump sum Royalty payment or the first quarter Royalty payment due on March 23, 2010.
     In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with TRC. These indicators included the impact of current macro-economic factors on TRC, the deterioration of conditions in the gift market, and other TRC- specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in TRC and critically evaluated the collectability of its $15.3 million note receivable. As a result of this review, the Company determined that its 19.9% investment in TRC as well as the Applause® trade name were other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge, to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the above actions resulted in a non-cash charge to income/ (loss) from continuing operations in an aggregate amount of $15.6 million in the second quarter of 2009.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
Condensed Financial Information of Discontinued Operations
     Condensed results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Sales	$124,035	$168,107
Loss before income taxes	$(17,268)	$(1,370)
Gain on sale	$905	—
Provision (benefit) for income taxes	$(4,147)	$(1,183)
Income (loss) from discontinued operations	$(12,216)	$(187)
Note 5—Intangible Assets and Goodwill
Intangible Assets
     As of December 31, 2009 and 2008 the components of intangible assets consist of the following (in thousands):

	Weighted Average	December 31,	December 31,
	Amortization Period	2009	2008
Sassy trade name	Indefinite life	$5,400	$5,400
Applause trade name	5 years	—	911
Kids Line customer relationships	20 years	29,156	30,711
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	11,589	12,224
LaJobi royalty agreements	5 years	1,712	2,146
CoCaLo trade name	Indefinite life	6,100	6,100
CoCaLo customer relationships	20 years	2,464	2,599
CoCaLo foreign trade name	Indefinite life	31	28

Total intangible assets		$80,352	$84,019

     Aggregate amortization expense, was $2.8 million, $2.3 million and $0.4 million in 2009, 2008 and 2007, respectively.
     Estimated annual amortization expense for each of the fiscal years ending December 31, (in thousands):

2010	$2,761
2011	2,761
2012	2,761
2013	2,726
2014	2,325

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     In accordance with the applicable FASB standard, indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2009 and 2008. An impairment of $819,000 for the Applause® trade name was recorded in the quarter ended June 30, 2009 in connection with the impairment of the Gift Sale Consideration.
     The Company’s non-amortizing intangibles (trade names) are tested for impairment as part of the Company’s annual impairment testing of goodwill and other indefinite-lived assets. The Company tested the non-amortizing intangible trade names recorded on its consolidated balance sheet as of December 31, 2009, which consisted of: Kids Line®; Sassy®; LaJobi®; and CoCaLo®. Testing for impairment of indefinite-lived trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2009, it used a five-year projection period, which has been its prior practice, with long-term growth rates ranging from 4% to 15%, as well as royalty rates of 5%, 2.6%, 4% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For the 2009 testing, the royalty rate used for Sassy was increased from the rate used in 2008 to 2.6%, due to the increased operating profitability of Sassy-branded products and the royalty rate used for LaJobi was lowered to 4.0% due to a decrease in the operating profitability of LaJobi-branded products, primarily resulting from a change in product mix. For Kids Line and CoCaLo, the royalty rate remained the same as that used in 2008.
     With respect to such testing in 2008, the difference between the fair value of the trade names and their carrying value resulted in an aggregate impairment charge of $3.7 million, which was related to CoCaLo® ($1.9 million), Sassy® ($1.7 million) and LaJobi® ($0.1 million) in the fourth quarter of 2008. In addition, the Company also tested for the impairment of its Applause® trade name, which is a definite-lived intangible asset, as a result of the Gift Sale. With respect to the Applause® trade name, fair value was based on the terms of its license to TRC and in connection therewith, an impairment charge of $6.7 million was recorded in the fourth quarter of 2008. In the Company’s analysis for 2008, it used a five-year projection period, which has been its prior practice, with single digit long-term growth rates, as well as royalty rates of 5%, 2%, 5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For the 2008 testing, the royalty rate for Sassy was decreased from the rate used in 2007 due to lower gross profit margins reported and expected by Sassy and the previously-disclosed anticipated reduction in revenue and cash flows resulting from the termination of the MAM Agreement. At the time of the assessment of impairment (the fourth quarter of 2008), combined net revenues of Sassy and Kids Line had declined by approximately 1% from the prior year, and further softness in sales was anticipated during the remainder of 2009 with respect to Sassy, primarily as a result of a substantial decrease in net revenues due to the termination of the MAM Agreement, and with respect to Kids Line, primarily as a result of anticipated continued revenue softness reflecting worsening economic conditions. However, the Company applied conservative long-term growth rates thereafter for each of Sassy and Kids Line based on the following. With respect to Sassy, the Company’s assumptions were based on anticipated new product introductions, a re-branding initiative, new packaging for the product line, and the expiration at the end of 2009 of certain non-competition

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
restrictions associated with the MAM Agreement. Although the long-term growth rate for Kids Line branded products in 2009 (as opposed to licensed products) was reduced from historical growth rates due to anticipated revenue reduction, we assumed growth in the four years thereafter reflecting planned new product introductions and expansion. With respect to the Applause® trade name, in connection with the Gift Sale, TRC agreed to pay an annual royalty for the Applause® and Russ® trademarks and trade names of $1.15 million, as well as a $5 million purchase price for such intellectual property at the end of five years. Accordingly, the Company determined that the fair value of the allocated royalty stream of the Applause® and Russ® trade names, based on a present value analysis, was $913,000 for the Applause® trade names, resulting in the impairment charge recorded. The Russ® trade names do not have any value ascribed to them on the Company’s financial statements.
     The Company’s other intangible assets with definite lives (consisting of the Applause® trade name until its total impairment as of the quarter ended June 30, 2009, customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. Other than the impairment of the Applause trade name recorded in the second quarter of 2009 with respect to the impairment of the Gift Sale Consideration, no impairments were recorded with respect to the Company’s intangible assets with definite lives during 2009. Based upon current economic conditions, and in connection with the annual impairment testing of intangibles during the fourth quarter of 2008, the Company determined that the Kids Line customer relationships would be amortized over a 20-year period rather than having an indefinite life. In connection therewith, the Company recorded $389,000 of amortization expense for the three months and year ended December 31, 2008, and $1.6 million of amortization expense for 2009. In addition, as discussed above, an impairment charge to the Applause® trade name was recorded in the fourth quarter of 2008 as a result of the Gift Sale and in 2009 as a result of the impairment of the Gift Sale Consideration. Other than the foregoing, the Company determined that the carrying value of its definite-lived intangible assets was fully recoverable.
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
Goodwill
     The Company completed its annual goodwill assessment for its continuing operations as of December 31, 2008. The conclusion reached as a result of such testing was that the fair value of its continuing operations for which goodwill had been allocated, was below its carrying value, indicating such goodwill may be impaired. As a result of step two of the impairment testing, the Company recorded a goodwill impairment charge of $130.2 million to write-off all of its goodwill (which was

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
determined to have no implied value). As a result of the foregoing, no goodwill assessment testing was required as of December 31, 2009.
     Management’s determination of the fair value of its continuing operations incorporates multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing such continuing operations. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management and the discount rate utilized. As part of the Company’s goodwill analysis for 2008, the Company compared the fair value of its continuing operations to the market capitalization of the Company using the December 31, 2008 common stock price. The impairment charge resulted in part from adverse equity and credit market conditions that caused a sustained decrease in current market multiples and the Company’s stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for the markets in which the Company operates. The impairment charge will not result in any current or future cash expenditures.
     Changes in the carrying amount of goodwill during the year ended December 31, 2008 are as follows:

(in thousands)

Goodwill at December 31, 2007	$120,777
Increase from LaJobi acquisition	9,425
Other	(4)
Impairment	(130,198)

Goodwill at December 31, 2008	$—

Note 6—Financial Instruments
     The Company adopted on January 1, 2008, the FASB standard, on accounting for fair value measurements and disclosures, for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period. This standard defines fair value of assets and liabilities as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The statement outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value.
     Financial assets and liabilities are measured using inputs from the three levels of the required fair value hierarchy. The three levels are as follows:

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
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
     Level 3—Unobservable inputs that reflect the Company’s assessment about the assumptions that market participants would use in pricing the asset or liability. The Company currently has no Level 3 assets or liabilities that are measured at a fair value on a recurring basis.
     This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. In accordance with the applicable FASB standard, the Company is not permitted to adjust quoted market prices in an active market.
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap (See Note 8) as of December 31, 2009 (in thousands):

	December	Fair Value Measurements as of December 31, 2009
	31, 2009	Level 1	Level 2	Level 3
Interest rate swap	$(678)	$—	$(678)	$—
     The fair value of the interest swap of $678,000 and $2,073,000 is included in the Company’s accrued expenses on the balance sheet at December 31, 2009 and 2008, respectively. Changes between its cost and its fair value resulted in income of approximately $1.4 million for the year ended December 31, 2009 and expense of approximately $2.1 million for the year ended December 31, 2008, and such amounts are included in interest expense in the consolidated statements of operations.
     Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable, accrued expenses and short-term debt are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     The carrying value of the Company’s term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.
     There have been no material changes to the Company’s valuation techniques during the year ended December 31, 2009 as compared to prior years.
Foreign Currency Forward Exchange Contracts
     Certain of the Company’s subsidiaries periodically entered into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in currencies other than the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At December 31, 2009 and 2008, the Company had no forward contracts.
Concentrations of Credit Risk
     As part of its ongoing risk assessment procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution.
     The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Toys “R” Us, Inc. and Babies “R” Us, Inc. in the aggregate accounted for approximately 46.9%, 43.8% and 41.9% of the Company’s consolidated net sales from continuing operations for 2009, 2008 and 2007, respectively, and Target accounted for approximately 12.3%, 11.6% and 13.3% of the Company’s consolidated net sales from continuing operations for 2009, 2008 and 2007, respectively. The loss of any of these customers, or a significant reduction in the volume of business conducted with such customers, could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales.
Note 7—Property, Plant and Equipment
     Property, plant and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Land	$690	$690
Buildings	2,155	2,150
Machinery and equipment	5,693	5,520
Furniture and fixtures	984	723
Leasehold improvements	872	912

	10,394	9,995
Less: Accumulated depreciation and amortization	(6,143)	(5,529)

	$4,251	$4,466

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     Depreciation expense from continuing operations was approximately $1.0 million, $0.8 million and $0.7 million, for the years ended December 31, 2009, 2008 and 2007, respectively.
Note 8—Debt
     Consolidated long-term debt at December 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008
Term Loan (Credit Agreement)	$67,000	$89,200
Note Payable (CoCaLo purchase)	1,025	1,498

Total	68,025	90,698
Less current portion	13,533	14,933

Long-term debt	$54,492	$75,765

The aggregate maturities of long-term debt at December 31, 2009 are as follows (in thousands):

2010	$13,533
2011	13,492
2012	13,000
2013	28,000
2014	—

Total	$68,025

     At December 31, 2009 and December 31, 2008, there was approximately $15.1 million and $12.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At December 31, 2009, Revolving Loan Availability was $31.4 million.
     As of December 31, 2009, the applicable interest rate margins were: 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2009 were as follows:

	At December 31, 2009
	LIBOR Loans	Base Rate Loans
Revolving Loan	4.24%	6.25%
Term Loan	4.27%	6.25%
Credit Agreement Summary
     On March 14, 2006, Kids Line and Sassy entered into a credit agreement as borrowers, on a joint and several basis, with LaSalle Bank National Association as administrative agent and arranger (the “Agent”), the lenders from time to time party thereto, KID as loan party representative, Sovereign Bank as syndication agent, and Bank of America, N.A. as documentation agent (as amended on December 22, 2006, the “Original Credit Agreement”). The commitments under the Original Credit

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
Agreement consisted of (a) a $35.0 million revolving credit facility (the “Original Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) a term loan facility in the original amount of $60 million (the “Original Term Loan”).
     In connection with the purchase of LaJobi and CoCaLo as of April 2, 2008, KID, Kids Line, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo (via a Joinder Agreement) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain financial institutions party to the Original Credit Agreement or their assignees (the “Lenders”), LaSalle Bank National Association, as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. Kids Line, Sassy, the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein collectively as the “Borrowers”, and the CoCaLo Buyer, LaJobi and CoCaLo are referred to herein as the “New Borrowers”. The Credit Agreement amended and restated the Original Credit Agreement, and added the New Borrowers as parties thereto. The Pledge Agreement dated as of March 14, 2006 between KID and the Agent (as amended on December 22, 2006) was also amended and restated as of April 2, 2008 (the “Amended and Restated Pledge Agreement”), to provide, among other things, for a pledge of the capital stock of the CoCaLo Buyer by KID. In connection with the Credit Agreement, 100% of the equity of each Borrower, including each New Borrower, has been pledged as collateral to the Agent. In addition, the Guaranty and Collateral Agreement (as defined in the Credit Agreement) was also amended and restated as of April 2, 2008 (the “Amended and Restated Guaranty and Collateral Agreement”), to add the New Borrowers as parties and to include substantially all of the existing and future assets and properties of the New Borrowers as security for the satisfaction of the obligations of all Borrowers, including the New Borrowers, under the Credit Agreement and the other related loan documents.
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
     The following constitute the material changes to the Credit Agreement effected by the Second Amendment:

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     (i) The commitments now consist of: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”).
     (ii) The Loans under the Credit Agreement bear interest at a rate per annum equal to the Base Rate (for Base Rate Loans) or the LIBOR Rate (for LIBOR Loans) at the option of the Borrowers, plus an applicable margin, in accordance with a pricing grid based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. The applicable interest rate margins (to be added to the applicable interest rate) under the Credit Agreement now range from 2.0% — 4.25% for LIBOR Loans and from 1.0% – 3.25% for Base Rate Loans, based on a pricing grid set forth in the Second Amendment. The Second Amendment also amended the Base Rate definition to include a floor of 30 day LIBOR plus 1%.
     (iii) The Credit Agreement now contains the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.25:1.00 for the fourth quarter of 2009 and the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 3.50:1.00 for the fourth quarter of 2009, a step down to 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Covenant EBITDA, as defined in the Second Amendment, is a non-GAAP financial measure used to determine the Company’s compliance with the minimum Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA ratio, as well as to determine Total Debt to Covenant EBITDA for purposes of the relevant interest rate margins applicable to the Loans under the Credit Agreement, and whether certain dividends and repurchases can be made if other pre-requisites described in the Second Amendment are met. Covenant EBITDA is determined on a consolidated basis, and is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of our Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends.
     (iv) The Credit Agreement also contains customary affirmative and negative covenants. Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of December 31, 2009.
     (v) The principal of the Term Loan is being repaid in quarterly installments of $3.25 million on the last day of each fiscal quarter commencing with the quarter ended March 31, 2009 through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
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
Other provisions of the Credit Agreement, as amended, include the following:
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

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
applicable payment date, if any, material information provided to the Agent with respect to the Earnout Conditions shall be incorrect in any material respect and remain unremedied prior to the relevant payment date, or any Earnout Consideration payments are paid at any time that the Earnout Conditions are not satisfied).

(v)	The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million as a risk management tool to lock the interest cash outflows on the floating rate debt. However, because we did not meet the criteria for hedge accounting under generally accepted accounting principles for this instrument, changes in the fair value of the interest rate swap will be remeasured through the statement of operations each period. Changes between its cost and its fair value as of December 31, 2009 resulted in income of approximately $1.4 million for the year ended December 31, 2009 and expense of approximately $2.1 million for the year ended December 31, 2008, and such amounts are included in interest expense in the consolidated statements of operations.
     Financing costs associated with the amended revolver and term loans, are deferred and are amortized over the contractual term of the debt. As a result of the amendment, based upon the FASB standard for deferred financing costs, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for the write off of deferred financing costs in the year ended December 31, 2009.
Note 9—Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Payroll and incentive compensation	$3,952	$3,366
Other (a)	4,732	9,883

Total	$8,684	$13,249

(a)—	No individual item exceeds five percent of current liabilities.
Note 10—Severance and Related Costs
     During 2009, the Company recorded a charge of $0.9 million in selling, general and administrative expense for severance related to the departure of two executives. During 2007, the Company recorded a charge of $2.9 million in selling, general and administrative expense for severance related to the departure of the Company’s former Chief Executive Officer.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
Note 11—Income Taxes
     The Company and its domestic subsidiaries file a consolidated Federal income tax return.
     The U.S. and foreign components of income (loss) from continuing operations before income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
United States	$3,414	$(129,500)	$11,649
Foreign	1,129	1,129	1,573

	$4,543	$(128,371)	$13,222

     Income tax provision (benefit) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current
Federal	$(3,522)	$(1,844)	$3,269
Foreign	447	555	651
State	322	612	1,157

	$(2,753)	$(677)	$5,077

Deferred
Federal	(2,996)	(23,845)	(801)
State	(1,413)	(4,509)	(149)

	(4,409)	(28,354)	(950)

	$(7,162)	$(29,031)	$4,127

     The current tax benefit is primarily related to a decrease in tax reserves associated with the expiration of the statute of limitations in various jurisdictions during 2009. This benefit was partially offset by federal income tax expense on domestic operations, foreign tax expense on profitable operations in Australia and state tax expense on profitable operations for Kids Line and LaJobi.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     A reconciliation of the provision (benefit) for income taxes on continuing operations with amounts computed at the statutory Federal rate is shown below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income tax provision (benefit) at U.S. Federal statutory rate	$1,545	$(44,930)	$4,628
State income tax, net of Federal tax benefit	(720)	(2,533)	655
Foreign rate differences	63	160	101
Change in valuation allowance affecting income tax expense	(3,886)	19,275	—
Change in unrecognized tax benefits	(5,112)	(3,812)	(1,337)
Changes in federal rate used	1,099	—	—
Other, net	(151)	2,809	80

	$(7,162)	$(29,031)	$4,127

     The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, were as follows (in thousands):

	December 31,
	2009	2008
Assets (Liabilities)
Deferred tax assets:
Inventories	$1,449	$971
Accruals / reserves	1,314	563
Investment impairments and unrealized losses	6,130	—
Foreign tax credit carry forward	11,859	13,889
Charitable contributions carry forwards	285	191
State net operating loss carry forwards	1,024	1,288
Foreign net operating loss carry forwards	361	498
Intangible assets	35,436	40,416
Depreciation	12	11
Other	1,161	690

Gross deferred tax asset	59,031	58,517
Less: valuation allowance	(24,334)	(28,220)

Net deferred tax asset	34,697	30,297
Deferred tax liabilities:
Unrepatriated earnings of foreign subsidiaries	(354)	(225)
Other	(743)	(172)

Gross deferred tax liability	(1,097)	(397)

Total net deferred tax asset (liability)	$33,600	$29,900

     At December 31, 2009 and 2008, the Company has provided total valuation allowances of $24.3 million and $28.2 million, respectively, on those deferred tax assets for which management has determined that it is more likely than not that such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. The valuation allowance decreased by $3.9 million in 2009 primarily related to the reduction in the deferred tax asset for intangible assets. The valuation allowance increased by $10.3 million in 2008 primarily related to

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
the impairment charge of approximately $21.5 million on the Kids Line, Sassy, LaJobi, CoCaLo and Applause intangible assets, an increase in valuation allowance of approximately $3.7 million related to foreign tax credit carry forwards, offset by a reduction in the valuation allowances of foreign net operating loss carry forwards related to the foreign operations of the gift business which were sold of approximately $6.4 million, a reduction of approximately $7.5 million on other tax deductible reserves as a result of the sale of the gift business, and a reduction of approximately $0.9 million related to state net operating loss carry forwards.
     Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings. At December 31, 2009 and 2008, the Company has recorded a deferred tax liability of $0.4 million and $0.2 million, respectively, related to the repatriation of its foreign subsidiaries’ undistributed earnings that are not treated as permanently reinvested due to the Company’s recent history of repatriation of these earnings. The liability decreased during 2008 due to the sale of the Gift Business. The Company has sufficient foreign tax credit carry forwards to offset this deferred tax liability.
     The Company has state net operating loss carry forwards of $11.5 million which expire in 2016-2029, and foreign net operating loss carry forwards of $1.3 million which are indefinite in nature. The Company has foreign tax credits carry forwards of $11.9 million which expire in 2014-2019.
     To evaluate a tax position, the Company must first determine whether it is more likely than not that the tax position will be sustained upon examination based on its technical merits. If a tax position meets such recognition threshold it is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority to determine the amount of benefit to recognize in the financial statements. The liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company did not make any additional adjustments to its 2007 opening balance sheet related to the implementation of these new principles, other than to reclassify the portion of its tax liabilities to non-current which the Company did not anticipate would settle, or for which the statute of limitations would not close in the next twelve months, and the Company did not make any adjustments to its opening retained earnings related to the implementation of these new principles.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance at January 1	$9,582	$13,394
Increases related to prior year tax positions	174	—
Decreases related to prior year tax positions	(661)	—
Reductions due to lapsed statute of limitations	(4,625)	(3,812)

Balance at December 31	$4,470	$9,582

     The above table includes interest and penalties of $0.1 million as of December 31, 2009, and interest and penalties of $0.1 million as of December 31, 2008. The Company has elected to record

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
interest and penalties as an income tax expense. Included in the liability for unrecorded tax benefits as of December 31, 2009 are $0.7 million of unrecognized tax benefits that if recognized would impact the effective tax rate. Also included in the liability for unrecorded tax benefits as of December 31, 2009 are $3.8 million of unrecognized tax benefits that, if recognized, would be offset by foreign tax credit carry forwards. The Company has adjusted its valuation allowances on this item to recognize this benefit. The Company anticipates that the unrecorded tax benefits at December 31, 2009 could decrease by approximately $3.8 million within the next twelve months as a result of the expiration of the statute of limitations.
     The Company files federal and state income tax returns, as applicable, in the United States, Australia, the European Union and the United Kingdom. The Company is not presently undergoing any significant tax audits in any of these jurisdictions. As of December 31, 2009, a summary of the tax years that remain subject to examination in the Company’s major jurisdictions are:

United States—federal	2006 and forward
United States—states	2004 and forward
Foreign	2002 and forward
Note 12—Weighted Average Common Shares
     During 2009, the Company adopted a FASB standard which requires the Company to include specified participating securities in the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining the number of common shares, earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include restricted stock and unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared. The requirements of this accounting standard were effective for the Company as of January 1, 2009. As a result, the Company’s EPS for the first and second quarter of 2009 were restated to reflect the impact of the adoption of this standard and the effects of such restatement were immaterial.
     EPS for the quarter and year ended December 31, 2008 have also been restated, as the Company had incorrectly included unvested restricted stock in its basic earnings per common share calculations for such periods, which was not the appropriate treatment for such periods. The effects of such restatement were immaterial.
     With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting or exercise, in accordance with the accounting standard, we do not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, such stock will be included in the calculation of basic earnings per share upon such settlement.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     The weighted average common shares outstanding included in the computation of basic and diluted net earnings (loss) per share is set forth below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Weighted average common shares outstanding	21,371	21,302	21,130

Dilutive effect of common shares issuable upon exercise of stock options and SARs (settled in stock)	161	—	85

Weighted average common shares outstanding assuming dilution	21,532	21,302	21,215

     As of December 31, 2009, 2008 and 2007, the Company had 880,615, 1,941,379 and 1,181,035 stock options outstanding, respectively, that were excluded from the computation of diluted EPS because they would be anti-dilutive due to their exercise price exceeding the average market price in 2009 and 2007, and due to the loss the Company incurred from continuing operations in 2008.
     As of December 31, 2009 and 2008, the Company had 278,000 and 118,000 stock appreciation rights (“SAR’s”) outstanding, respectively, that were excluded from the computation of diluted EPS because they would be anti-dilutive due to their exercise price exceeding the average market price in 2009 and 2008. There were no SARs issued or outstanding in 2007.
Note 13—Related Party Transactions
     Lawrence Bivona, the President of LaJobi, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to LaJobi for goods being shipped from Asian ports. The Company has used this service since April 2008. For the years ended December 31, 2009 and 2008, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $1.0 million and $0.7 million, respectively, related to the services provided. Such costs were based on the actual, direct costs incurred by L&J Industries for such individuals. CoCaLo contracts for warehousing and distribution services from a company that, until October 15, 2009, had a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an executive officer of the Company. As of 2010, this company is owned by unrelated parties but the spouse of Renee Pepys Lowe is still a manager of the business. For the years ended December 31, 2009 and 2008, CoCaLo paid approximately $2.2 million and $1.5 million, respectively, to such company for these services. In addition, CoCaLo rented certain office space from the same company at a rental cost for the years ended December 31, 2009 and 2008 of approximately $137,000 each year. These expenses were recorded in selling, general and administrative expense. The lease for the office space expired December 31, 2009 and was not renewed.
     In connection with the sale of the Gift Business, KID entered into a transition services agreement (the “TSA”), pursuant to which, for periods of time and consideration specified in the TSA, the Company and TRC will provide certain specified transitional services to each other. For the twelve months ended December 31, 2009, the Company accrued $75,000 pursuant to the TSA, not including

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
payments made by the Australian and U.K. subsidiaries of Kids Line for the sublease of certain office and warehouse space, which amounts are payable to TRC, or payments by Sassy to a TRC subsidiary for the use of certain employees in the Peoples Republic of China.
     From April 1, 2009 to October 13, 2009, Raphael Benaroya was retained by the Company to perform an expanded role as Chairman of the Board. During such period, Mr. Benaroya was paid approximately $175,000, which amount was in lieu of regular director and committee fees.
Note 14—Leases
     At December 31, 2009, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from 6 months to 7.6 years.
     Rent expense for continuing operations for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $2.9 million, $2.4 million and $1.4 million, respectively.
     The approximate aggregate minimum future rental payments as of December 31, 2009 under operating leases are as follows (in thousands):

2010	$2,380
2011	2,049
2012	1,945
2013	2,012
2014	941
Thereafter	2,500

Total	$11,827

     The Company has capital leases for equipment and software. The future payments under these capital leases are approximately $7,000 in 2010 and $1,000 in 2011.
Note 15—Stock Repurchase Program
     In March 1990, the Board of Directors authorized KID to repurchase an aggregate of 7,000,000 shares of its common stock. As of December 31, 2009 a total of 5,643,284 shares had been repurchased pursuant to this program. During the twelve month periods ended December 31, 2009, 2008 and 2007, the Company did not repurchase any shares pursuant to this program or otherwise. During the years ended December 31, 2009, 2008 and 2007 the Company issued from treasury stock 30,977, 169,175 and 208,147 shares, respectively, that were purchased under the stock repurchase program in prior years.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
Note 16—Shareholders’ Equity
Share-Based Compensation
Equity Plans
     As of December 31, 2009, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans discussed above. As of December 31, 2009, there were 20,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of the Company’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
     The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At December 31, 2009, 1,432,946 shares were available for issuance under the EI Plan.
     The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At December 31, 2009, 122,096 shares were available for issuance under the 2009 ESPP, after giving effect to the 77,904 shares issued thereunder with respect to the 2009 plan year.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
Impact on Net Income
     The components of share-based compensation expense for each of 2009, 2008 and 2007 follow:

	Years Ended December 31,
	2009	2008	2007
Stock option expense	$690,000	$810,000	$37,000
Restricted stock expense	525,000	686,000	32,000
Restricted stock unit expense	20,000	4,000	—
SAR expense	219,000	—	—
ESPP expense	151,000	135,000	117,000

Total share-based payment expense	$1,605,000	$1,635,000	$186,000

     The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the years ended December 31, 2009, 2008 and 2007.
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
     As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $2.0 million, and is expected to be recognized over a weighted-average period of 3.1 years.
     The fair value of options granted under stock option plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option. The assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.45%	3.06%	3.48%
Volatility	80.0%	40.5%	39.0%
Expected term (years)	5.00	5.0	4.4
Weighted-average fair value of options granted	$4.32	$4.53	$6.00

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     Activity regarding outstanding options for 2009, 2008 and 2007 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2007	1,775,417	$18.20
Options Granted	256,000	11.50
Options Forfeited/Cancelled*	(90,038)	18.42

Options Outstanding as of December 31, 2008	1,941,379	17.31
Options Granted	105,000	6.63
Options Forfeited/Cancelled*	(1,165,764)	19.49

Options Outstanding as of December 31, 2009	880,615	$13.14

Option price range at December 31, 2009	$6.63-$34.05

*	See disclosure below regarding forfeitures.
     There was no aggregate intrinsic value on the unvested and vested outstanding options at December 31, 2009 and 2008. The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair value at the measurement date and the exercise price of each option. The intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $0, $0 and $1,022,000, respectively. The weighted average fair value of stock options vested for the years ended December 31, 2009, 2008 and 2007, was $2,351,234, $2,066,008 and $6,940,902, respectively.
     The following table summarizes information about fixed-price stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/09	Contractual Life	Exercise Price	at 12/31/09	Exercise Price
$34.05	975	4 Years	$34.05	975	$34.05
13.05	115,000	5 Years	13.05	115,000	13.05
13.06	15,000	5 Years	13.06	15,000	13.06
11.52	20,000	5 Years	11.52	20,000	11.52
15.05	60,000	6 Years	15.05	36,000	15.05
14.90	10,000	7 Years	14.90	4,000	14.90
16.77	178,640	7 Years	16.77	79,040	16.77
16.05	120,000	7 Years	16.05	60,000	16.05
14.83	100,000	8 Years	14.83	20,000	14.83
13.65	51,000	8.25 Years	13.65	10,200	13.65
7.28	105,000	9.5 Years	7.28	21,000	7.28
6.63	105,000	9.75 Years	6.63	—	6.63

	880,615		$13.14	381,215	$14.27

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     The weighted average remaining life of the outstanding options as of December 31, 2009, 2008 and 2007 is 7.3 years, 5.9 years and 7.2 years, respectively.
     A summary of the Company’s non-vested stock options at December 31, 2009 and changes during 2009 is as follows:

		Weighted Average
		Grant
	Options	Date Fair Value
Non-vested stock options
Non-vested at December 31, 2008	672,837	$12.69
Granted	105,000	$6.63
Vested	(158,784)	$14.81
Forfeited/cancelled*	(119,653)	$16.58

Non-vested options at December 31, 2009	499,400	$12.28

*	See disclosure below regarding forfeitures.
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
     During the years ended December 31, 2009, 2008 and 2007, there were 0, 7,900 and 170,675 shares of restricted stock, respectively, issued under the EI Plan or the 2004 Option Plan, as applicable. At December 31, 2009, 2008 and 2007, there were 56,980, 168,300 and 0 shares of restricted stock outstanding, respectively. These restricted stock grants have vesting periods ranging from three to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made.
     As of December 31, 2009, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $0.8 million, and is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units
     A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan during 2008 and 2009 vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the Consolidated Balance Sheets. There were an aggregate of 30,000 RSU’s issued to two officers of the Company during 2009.
     The fair value of each RSU grant is estimated on the grant date. For RSUs granted under the EI Plan, the fair value is set using the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.
     The following table summarizes information about RSU transactions (there were no issuances of RSUs prior to 2008, as the 2004 Option Plan did not contemplate such awards):

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Non-vested at December 31, 2007	—	—
Granted	13,900	$$6.43
Vested	—	—
Forfeited/cancelled	—	—

Non-vested at December 31, 2008	13,900	$$6.43
Granted	30,000	$4.79
Vested	(2,780)	$$6.43
Forfeited/cancelled	—	—

Non-vested at December 31, 2009	41,120	$5.23

     As of December 31, 2009, there was approximately $197,000 of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.5 years.
Stock Appreciation Rights
     A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years, at an exercise price equal to the closing price of the Company’s Common Stock

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
on the New York Stock Exchange on the date of grant, and unless terminated earlier, expire on the tenth anniversary of the date of grant. There were 724,943 and 118,000 SARs granted during the years ended December 31, 2009 and 2008, respectively. SARs are accounted for at fair value at the date of grant in the consolidated income statement, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.
     The fair value of SARs is estimated on the date of grant using a Black-Scholes-Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that SARs granted are expected to be outstanding. Management will monitor SAR exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the SAR. The assumptions used to estimate the fair value of the SARs granted during the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
Dividend yield	—%	—%
Risk-free interest rate	1.57%	2.45%
Volatility	86.6%	43.4%
Expected term (years)	3.95	5
Weighted-average fair value of SARs granted	$1.31	$2.64
     The following summarizes all SAR activity during 2008 and 2009 (there were no issuances of SARs prior to 2008, as the 2004 Option Plan did not contemplate such awards):

		Weighted-Average Grant
	Shares	Date Value Per Share
Non-vested, December 31, 2007	—	—
Granted	118,000	$6.43
Vested	—	—
Forfeited	—	—

Non-vested, December 31, 2008	118,000	$6.43
Granted	724,943	$2.21
Vested	(138,543)	$2.22
Forfeited*	(125,000)	$1.53

Non-vested, December 31, 2009	579,400	$3.21

*	See disclosure below regarding forfeitures.
     As of December 31, 2009, there was approximately $830,000 of unrecognized compensation cost related to non-vested SARs. That cost is expected to be recognized over a weighted-average period of 4.3 years.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     The aggregate intrinsic value on the non-vested and vested outstanding SARs at December 31, 2009 and 2008 was $1,273,000 and $0, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. There were no SARs exercised for the years ended December 31, 2009 and 2008. The weighted average fair value of SARs vested for the years ended December 31, 2009 and 2008, was $308,000, and $0, respectively.
     All of the forfeited Options/SARs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of non-vested and/or vested but unexercised Options/SARs. Pursuant to the Company’s equity compensation plans, upon the termination of employment of a grantee, such grantee’s outstanding unexercised Options/SARs are typically cancelled and deemed terminated as of the date of termination; provided, that if the termination is not for cause, all vested Options/SARs generally remain outstanding for a period ranging from 30 to 90 days, and then expire to the extent not exercised.
Employee Stock Purchase Plan
     Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. At December 31, 2009, 122,096 shares were available for issuance under the 2009 ESPP, after giving effect to the 77,904 shares issued thereunder with respect to the 2009 plan year. During the year ended December 31, 2009, there were 64 enrolled participants in the 2009 ESPP.

	Employee Stock Purchase Plan
	2009	2008	2007
Exercise Price	$2.95	$2.52	$13.04
Shares Purchased	77,904	31,317	26,029
     The fair value of each option granted under the 2009 ESPP and 2004 ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	.40%	3.17%	4.98%
Volatility	129%	34.4%	36.7%
Expected term (years)	1.0	1.0	1.0

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
     Expected volatilities are calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under each of the 2009 ESPP and 2004 ESPP is one year, or the equivalent of the annual plan year.
Note 17—401(k) Plan
     The Company and its U.S. subsidiaries maintain 401(k) Plans to which employees may, up to certain prescribed limits, contribute a portion of their compensation, and a portion of these contributions is matched by the Company. The provision for contributions charged to continuing operations for the years ended December 31, 2009, 2008 and 2007 was approximately $0.3 million, $0.3 million and $0.8 million, respectively.
Note 18 — Concentrations of Risk
     The following table represents net sales of the Company by geographic area (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net domestic sales	$235,390	$220,685	$156,547
Net foreign sales (Australia and United Kingdom)*	8,546	8,509	6,519

Total net sales	$243,936	$229,194	$163,066

Income (loss) from continuing operations
Domestic income (loss)	$11,022	$(99,914)	$8,174
Foreign income (Australia and United Kingdom)	683	574	921

Total income (loss)from continuing operations	$11,705	$(99,340)	$9,095

Domestic assets	$203,155	$232,780
Foreign assets (Australia and United Kingdom)	3,723	2,654

Total assets	$206,878	$235,434

*	Excludes export sales from the United States
     The Company categorizes its sales in five product categories: Functional Soft Goods, Functional Hard Goods, Accessories and Décor, Toys and Entertainment and Other. Functional Soft Goods includes bedding, blankets, mattresses and sleep positioners; Functional Hard Goods includes cribs and other nursery furniture, feeding products, baby gear and organizers; Accessories and Décor includes hampers, lamps, rugs and décor; Toys and Entertainment includes developmental toys, bath toys and mobiles; Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2009, 2008 and 2007 were as follows:

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)

	Year Ended December 31,
	2009	2008	2007
Functional Soft Goods	44.6%	41.7%	45.7%
Functional Hard Goods	33.3%	32.0%	17.3%
Accessories and Décor	11.2%	12.5%	15.3%
Toys and Entertainment	10.0%	12.9%	20.8%
Other	0.9%	0.9%	0.9%

Total	100.0%	100.0%	100.0%

     During 2009, 2008 and 2007, approximately 67%, 59% and 82%, respectively of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.
     In 2009, 2008 and 2007, the suppliers accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 20%, 23% and 35%, respectively of such purchases and the five largest suppliers accounted for approximately 46%, 49% and 67%, respectively in the aggregate.
     See Note 6 above for information regarding dependence on certain large customers.
Note 19—Litigation, Commitments and Contingencies
     In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment, product liability, product recall and other legal actions incidental to its business. In the opinion of management, the amount of ultimate liability with respect to such actions that are currently pending will not materially adversely affect the consolidated results of operations, financial condition or cash flows of the Company.
     The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two to five year terms with extensions if agreed to by both parties. Several of these agreements require prepayments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $17.4 million, of which approximately $10.0 million remained unpaid at December 31, 2009. Royalty expense for the years ended December 31, 2009, 2008 and 2007 was $6.4 million, $5.2 million and $3.4 million, respectively.
     In connection with the sale of the Gift Business, KID and U.S. Gift (the Company’s subsidiary at the time) sent a notice of termination, effective December 23, 2010, with respect to the lease (the

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)
“Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease has become the obligation of TRC (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease becomes effective (i.e., for a maximum potential remaining obligation of approximately $2.7 million). It is our understanding that U.S. Gift has failed to pay certain amounts due under the Lease and that TRC, U.S. Gift and the landlord have initiated discussions with respect thereto. No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift continues to fail to make such payments and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from TRC under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all.
     The purchase agreement pertaining to the sale of the Gift Business contains various indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with the foregoing as of December 31, 2009, but there can be no assurance that payments will not be required of KID in the future.
     As of December 31, 2009 the Company had obligations under certain letters of credit that contingently require the Company to make payments to guaranteed parties aggregating $0.1 million upon the occurrence of specified events.
     Pursuant to the Asset Agreement and the Stock Agreement, the Company may be required to pay earnout consideration amounts, ranging from (i) $0.0 to $15.0 million in respect of the LaJobi acquisition and (ii) $0.0 to $4.0 million in respect of the CoCaLo acquisition. See Note 2.
Note 20—Quarterly Financial Information (Unaudited)
     The following quarterly financial data for the four quarters ended December 31, 2009 and 2008 are derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented. Each of the quarters has been restated to present the operations of the Gift Segment as a discontinued operation.
     The quarter ended June 30, 2009 includes an impairment charge and a valuation reserve on a note receivable from TRC totaling $15.6 million related to the sale of the Gift Business in 2008.
     The quarter ended December 31, 2008 includes impairments to goodwill and intangibles of $140.6 million.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (CONTINUED)

	For Quarters Ended
2009	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$56,278	$59,966	$60,085	$67,607
Gross profit	16,615	18,953	18,472	21,155
Income (loss) from continuing operations	4,386	(8,055)	6,403	8,258
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$1,336	$(5,689)	$2,868	$13,190
Basic Earnings per Common Share:
Income (loss) from continuing operations	$0.06	$(0.26)	$0.13	$0.62
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per common share	$0.06	$(0.26)	$0.13	$0.62

Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.06	$(0.26)	$0.13	$0.61
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per common share	$0.06	$(0.26)	$0.13	$0.61

	For Quarters Ended
2008	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$41,612	$62,231	$69,803	$55,548
Gross profit	15,155	19,997	22,611	10,961
Income (loss) from continuing operations	3,160	2,627	5,991	(111,118)
Loss from discontinued operations	(1,160)	(14,766)	2,214	1,496
Net (loss) income	$2,000	$(12,139)	$8,205	$(109,622)
Basic Earnings per Common Share:
Income (loss) from continuing operations	$0.15	$0.12	$0.29	$(5.21)
Income (loss) from discontinued operations	(0.06)	(0.69)	0.10	0.07

Net income (loss) per common share	$0.09	$(0.57)	$0.39	$(5.14)

Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.15	$0.12	$0.29	$(5.21)
(Loss) income from discontinued operations	(0.06)	(0.69)	0.10	0.07

Net income (loss) per common share	$0.09	$(0.57)	$0.39	$(5.14)

Earnings per share are computed independently for each of the quarters presented and the cumulative amount may not agree to annual earnings per share.

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
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2009. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2009.
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
     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management evaluated the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting. In making this evaluation, management used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
     KPMG LLP, the independent registered public accounting firm that audited our 2009 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Their report, which is included in Item 8 herein, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
     Information required by this Item 10 under Items 401 and 405 of Regulation S-K of the Exchange Act (other than with respect to executive officers), appears under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, respectively, of the 2010 Proxy Statement, which are each incorporated herein by reference. Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Audit Committee
The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a) 58(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Salvatore Salibello (Chair), Frederick J. Horowitz and John Schaefer.
Audit Committee Financial Expert
     The Board of Directors has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of

Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the New York Stock Exchange.
Code of Ethics for Senior Financial Officers
     The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.kidbrandsinc.com, by clicking onto the “Investor Relations” tab, and then onto the “Corporate Governance” tab, and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 1800 Valley Road, Wayne, New Jersey 07470, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this Item 11 under Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K of the Exchange Act appears under the caption “EXECUTIVE COMPENSATION” of the 2010 Proxy Statement, which is incorporated herein by reference thereto.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this Item 12 under Item 403 of Regulation S-K of the Exchange Act appears under the captions “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” of the 2010 Proxy Statement, which are each incorporated herein by reference thereto.
EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information, as of December 31, 2009, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Number of
securities
	Number of		remaining available
	securities to be	Weighted-average	for future issuance
	issued upon	exercise	under equity
	exercise of	price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,440,015 (2)	$9.11	1,432,946 (3)
Equity compensation plans not approved by security holders	20,000 (4)	$16.05	0

Total	1,460,015	$9.20	1,432,946

(1)	The plans are the Company’s: Equity Incentive Plan (“EIP”); 2004 Stock Option, Restricted and Non-Restricted Stock Plan (“2004 Option Plan”); and 2009 Employee Stock Purchase Plan (“2009 ESPP”).

(2)	Includes securities to be issued upon the exercise of stock options issued under the EIP and the 2004 Option Plan, and, to the extent settled in common stock, upon the exercise of stock appreciation rights issued under the EIP (such stock appreciation rights may be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion), in each case outstanding as of December 31, 2009. Excludes a total of 423,250 Stock Appreciation Rights issued after December 31, 2009. Does not include a total of 41,120 Restricted Stock Units granted under the EIP as of December 31, 2009 and 147,250 Restricted Stock Units granted under the EIP after December 31, 2009, which in each case are not subject to an exercise price and may also be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion.

(3)	The EIP was approved by the shareholders of the Company at the Annual Meeting of Shareholders on July 10, 2008. On such date, the EIP became effective and the 2004 Option Plan terminated (and no further awards could be made thereunder). A total of 1,432,946 shares of Common Stock remained available as of December 31, 2009 that may be subject to, delivered in connection with, and/or available for awards under the EIP (which awards may be in the form of stock options, stock appreciation rights, restricted stock, stock units, non-restricted stock, dividend equivalent rights or any combination of the foregoing). Note that in connection with the grant of a stock option or other award (other than a full value award, as defined in the EIP), the number of shares of Common Stock available for issuance under the EIP will be reduced by the number of shares in respect of which such option or other-than full-value award is granted or denominated. If full value awards are granted, each full value award will reduce the total number of shares available for issuance under the EIP by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award is granted. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EIP, provided that to the extent any such expired, canceled, forfeited or otherwise terminated award (or portion thereof) was a full value award, the number of shares of Common Stock that may again be the subject of options or other awards granted under the EIP shall increase by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award was granted. The preceding sentence applies to any awards outstanding on the effective date of the EIP under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares. Includes 423,250 Stock Appreciation Rights and 147,250 Restricted Stock Units issued in 2010. On July 10, 2008, the shareholders of the Company approved the 2009 ESPP, which became effective as of January 1, 2009. As of such date, an aggregate of 200,000 shares of Common Stock became available for issuance under such plan. At December 31, 2009, 122,096 shares were available for issuance under the 2009 ESPP, after giving effect to the 77,904 shares issued thereunder with respect to the 2009 plan year.

(4)	Includes 20,000 shares issuable under stock options granted to Mr. Bruce G. Crain outside of the 2004 Option Plan (due to grant limitations therein) in accordance with the terms of his employment agreement, as amended (the “Crain Employment Agreement”), as material inducement to Mr. Crain becoming President and Chief Executive Officer of the Company. These options (the “Crain Options”) have an exercise price of $16.05 per share, vest ratably over a five year period commencing on December 4, 2008, and are generally exercisable until December 4, 2017. If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of the Crain Option will be cancelled, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability (as defined in the Crain Agreement), the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term. In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the Crain Option will become immediately vested. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of the Crain Option that remains unvested shall become vested and exercisable on the date of such Change in Control, and any unexercised portion of the Crain Option shall remain exercisable for the shorter of one year following the date of the Change of Control and the remainder of their term.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information required by this Item 13 under Items 404 and 407(a) of Regulation S-K of the Exchange Act appears under the captions “ TRANSACTIONS WITH RELATED PERSONS”, “CORPORATE GOVERANCE—I. INDEPENDENCE DETERMINATIONS” of the 2010 Proxy Statement, which is incorporated herein by reference thereto.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this Item 14 appears under the captions “Independent Registered Public Accounting Firm”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2010 Proxy Statement, which are each incorporated herein by reference thereto.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report.
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts—Years Ended December 31, 2009, 2008 and 2007

     Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits:

(Listed by numbers corresponding to Item 601 of Regulation S-K)

2.1	Asset Purchase Agreement by and among RBSACQ, Inc. and Sassy, Inc. and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.2	Membership Interest Purchase Agreement among Kids Line, LLC, Kid Brands, Inc. and the various sellers party hereto dated as of December 15, 2005 In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)

2.3	Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc., LaJobi Industries, Inc. and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.4	Stock Purchase Agreement, dated as of April 1, 2008, among I&J Holdco. Inc. and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request. (3)

2.5	Purchase Agreement, dated as of December 23, 2008, among Kid Brands, Inc. and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request. (4)

3.1	(a) Restated Certificate of Incorporation of the Company and amendment thereto.(5)

(b)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.(5)

(c)	Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009.(5)

3.2	Second and Amended and Restated By-Laws of the Registrant.(7)

4.1	Form of Common Stock Certificate.(5) Stock certificates bearing the name “Kid Brands, Inc.” will not affect the validity or transferability of currently outstanding stock certificates bearing the name “Russ Berrie and Company, Inc.”, and shareholders with such certificates need not surrender for exchange any such certificates. The rights of shareholders holding certificated shares bearing the name “Russ Berrie and Company, Inc.” and the number of shares represented by those certificates remain unchanged.

4.2	Amended and Restated Credit Agreement, dated as of April 2, 2008, among Kid Brands, Inc., Kids Line, LLC, Sassy, Inc., I & J Holdco, Inc., LaJobi, Inc., CoCaLo, Inc. (via a Joinder Agreement), the financial institutions party thereto or their assignees (the “Lenders”), LaSalle Bank National Association, as Administrative Agent for the Lenders and as Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. (9)

4.3	Amended and Restated Guaranty and Collateral Agreement, dated as of April 2, 2008, entered into among Kids Line, LLC, Sassy, Inc., I&J Holdco, Inc., LaJobi Inc. and CoCaLo, Inc. (via a Joinder Agreement) in favor of LaSalle Bank National Association, as Administrative Agent. (9)

4.4	First Amendment to Credit Agreement, dated as of August 13, 2008, among Kids Line, LLC, Sassy, Inc., LaJobi, Inc., I&J Holdco, Inc., CoCaLo, Inc., Kid Brands, Inc., the lenders party thereto and LaSalle Bank National Association. (10)

4.5	Second Amendment to Amended and Restated Credit Agreement, dated as of March 20, 2009, among Kid Brands, Inc., Kids Line, LLC, Sassy, Inc., I&J Holdco, Inc., LaJobi, Inc. and CoCaLo, Inc., the financial institutions party thereto or their assignees (the “Lenders”), and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders. (11)

4.6	First Amendment to Amended and Restated Pledge Agreement and Amended and Restated Guaranty and Collateral Agreement, dated as of March 20, 2009, among Kid Brands, Inc., and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent. (11)

4.7	Joinder Agreement, dated as of March 20, 2009, by Kid Brands, Inc., in favor of Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent. (11)

4.8	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signature pages thereto.(23)

10.1	Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Kid Brands, Inc. (12)

10.2	Lease, dated December 28, 1983, between Russell Berrie and Kid Brands, Inc.(12)

10.3	Kid Brands, Inc. 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(13)

10.4	Kid Brands, Inc. 2004 Employee Stock Purchase Plan*(13)

10.5	Amendment to and extension of lease agreement dated May 7, 2003 by and between Kid Brands, Inc. and Tri-State Realty and Investment Company(14)

10.6	Second Amendment to lease dated November 18, 2003 by and between Kid Brands, Inc. and Estate of Russell Berrie.(14)

10.7	Amendment to Kid Brands, Inc. Change In Control Severance Plan*(14)

10.8	Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code(17)

10.9	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (17)

10.10	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)

10.11	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)

10.12	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)

10.13	Incentive Compensation Program adopted on March 11, 2005*(19)

10.14	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Kid Brands, Inc. and Mr. Anthony Cappiello*(20)

10.15	Employment Agreement dated September 26, 2005, between Kid Brands, Inc. and Marc S. Goldfarb.*(21)

10.16	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006.*(22)

10.17	Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(24)

10.18	Employment Agreement, dated as of December 4, 2007, between the Company and Bruce G. Crain*.(25)

10.19	Bruce G. Crain Incentive Compensation Letter.* (10)

10.20	Stockholders Agreement, dated as of December 23, 2008, among Kid Brands, Inc., The Russ Companies, Inc. and Encore Investors II, Inc. (4)

10.21	License Agreement, dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (4)

10.22	Licensor Agreement, dated as of December 23, 2008, among RB Trademark Holdco, LLC, Wells Fargo Bank, National Association, and The Russ Companies, Inc. (4)

10.23	Transition Services Agreement, dated as of December 23, 2008, between Kid Brands, Inc. and The Russ Companies, Inc. (4)

10.24	Secured Promissory Note, dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc. for the benefit of Kid Brands, Inc. (4)

10.25	Guaranty, dated as of December 23, 2008, among The Encore Group, Inc., the other guarantors specified therein and Kid Brands, Inc. (4)

10.26	Subordinated Security Agreement, dated as of December 23, 2008, among The Russ Companies, Inc., The Encore Group, Inc., the other parties specified therein and Kid Brands, Inc. (4)

10.27	Intercreditor Agreement, dated as of December 23, 2008, between Kid Brands, Inc. and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc. (4)

10.28	Amended and Restated Change in Control Severance Plan*(4)

10.29	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(8)

10.30	Equity Incentive Plan* (26)

10.31	2009 Employee Stock Purchase Plan* (26)

10.32	Employment Agreement, dated as of April 2, 2008, between LaJobi, Inc. and Lawrence Bivona*(8)

10.33	Employment Agreement, dated as of April 2, 2008, between CoCaLo, Inc. and Renee Pepys Lowe*(8)

10.34	Employment Agreement, dated as of June 25, 2008, between Sassy, Inc. and Fritz Hirsch*(8)

10.35	Letter, dated as of April 22, 2009, between the Compensation Committee of the Board of Directors and Mr. Benaroya* (27)

10.36	Form of Equity Incentive Plan Stock Option Agreement*(6)

10.37	Form of Equity Incentive Plan Restricted Stock Agreement*(6)

10.38	Form of Equity Incentive Plan Stock Appreciation Right Agreement*(6)

10.39	Form of Equity Incentive Plan Restricted Stock Unit Agreement*(6)

10.40	Employment Agreement, dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin*

10.41	Employment Agreement, dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.*

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	Represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2004.

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007.

(4)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008.

(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

(9)	Incorporated by reference to Current Report on Form 8-K filed on April 8, 2008.

(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(11)	Incorporated by reference to Current Report on Form 8-K filed on March 23, 2009.

(12)	Incorporated by reference to Registration Statement No. 2-88797 on Form S-1 filed on February 2, 1984.

(13)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003.

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

(15)	Intentionally Omitted

(16)	Intentionally Omitted

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(20)	Incorporated by reference to Current Report on Form 8-K filed on August 2, 2005.

(21)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2005.

(22)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005.

(23)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on July 17, 2007.

(25)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2007.

(26)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008.

(27)	Incorporated by reference to the Annual Report on Form 10K/A for the year ended December 31, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC.
(Registrant)

March 26, 2010	By:	/s/ GUY A. PAGLINCO
Date		Vice President –
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRUCE G. CRAIN	March 26, 2010
Bruce G. Crain, Chief Executive Officer and Director	Date
(Principle Executive Officer)

/s/ RAPHAEL BENAROYA	March 26, 2010
Raphael Benaroya, Chairman and Director	Date

/s/ MARIO CIAMPI	March 26, 2010
Mario Ciampi, Director	Date

/s/ FREDERICK J. HOROWITZ	March 26, 2010
Frederick J. Horowitz, Director	Date

/s/ LAUREN KRUEGER	March 26, 2010
Lauren Krueger, Director	Date

/s/ SALVATORE SALIBELLO	March 26, 2010
Salvatore Salibello, Director	Date

/s/ JOHN SCHAEFER	March 26 , 2010
John Schaefer, Director	Date

/s/ MICHAEL ZIMMERMAN	March 26, 2010
Michael Zimmerman, Director	Date

Exhibit Index

Exhibit
Numbers

10.40	Employment Agreement, dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin*

10.41	Employment Agreement, dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.*

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	Represent management contracts or compensatory plans or arrangements.

KID BRANDS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at				Balance
	Beginning	Charged to		Sale of Gift	at End
Description	of Period	Expenses	Deductions	Business (a)	of Period
Allowance for accounts receivable:
Year ended December 31, 2007	$2,865	$11,420	$9,555	$—	$4,730
Year ended December 31, 2008	4,730	16,238	14,639	2,044	4,285
Year ended December 31, 2009	4,285	31,121	28,305	—	7,101

Allowance for inventory:
Year ended December 31, 2007	$8,250	$5,533	$7,473	$—	$6,310
Year ended December 31, 2008	6,310	1,933	20	5,739	2,484
Year ended December 31, 2009	2,484	1,209	1,770	—	1,923

a)	- Reflects the sale of the Gift business.