Form 10-K/A
period 2009-12-31
KID BRANDS, INC
filed 2010-04-30
CIK 739878

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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
In its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 26, 2010 (the “Original Filing”), Kid Brands, Inc., formerly known as Russ Berrie and Company, Inc. (the “Company”), provided certain of the information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely: (i) to timely provide such Part III information, and (ii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), each Item of the Original Filing that is affected by this Amendment No. 1 has been amended and restated in its entirety. All other Items of the Original Filing are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2009 and does not reflect any subsequent information or events.
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
In connection with the Purchases, as of August 10, 2006, the Company entered into an Investors’ Rights Agreement (as amended, the “IRA”), with Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, S.A.C. Capital Associates, LLC, PEC I, LLC, Prentice Special Opportunities Master, L.P. and Prentice Special Opportunities, LP (collectively, the “Prentice Buyers”) and Laminar. As of April 13, 2010, all the shares of Common Stock of the Company owned by the Prentice Buyers other than S.A.C. Capital Associates, LLC were transferred to Prentice Consumer Partners, LP, an affiliate of Prentice and the Prentice Buyers. As a result, Prentice Consumer Partners, LP is bound by, and has become a party to, the IRA. Pursuant to the IRA, and subject to the limitations set forth therein, the Company has generally agreed, among other things, to nominate for election with respect to all stockholders meetings or consents concerning the election of members of the Board of Directors of the Company (the “Board”), two persons designated by Prentice (“Prentice Directors”), and two persons designated by Laminar (“Laminar Directors”), provided, that the number of Prentice Directors and Laminar Directors shall be decreased as set forth in the IRA if the number of shares of Common Stock held by Prentice or Laminar, as applicable, decreases to specified levels set forth therein; and provided further, that at any time that Prentice shall have the right to designate more than one Prentice Director, at least one of such designees shall be an Independent Director, and at any time that Laminar shall have the right to designate more than one Laminar Director, at least one of such designees shall be an Independent Director (defined generally as (i) “independent” for purposes of the governance rules of the New York Stock Exchange and (ii) “independent” under such rules if Prentice and Laminar were the listed company with respect to which independence is being determined). The Company has waived the requirement set forth in clause (ii) above for each of Laminar and Prentice. The current Prentice Directors are Messrs. Zimmerman and Ciampi; the current Laminar Director is Mr. Schaefer (Ms. Krueger resigned from the Board effective March 30, 2010 in connection with her resignation from her employment with an affiliate of Laminar, and a new Laminar Director has yet to be identified).

The information set forth below concerning the current directors of the Company has been furnished by them to the Company. Age and other information is as of April 25, 2010.

		Director
Name	Age	Since	Principal Occupation; Other Public Directorships*
Raphael Benaroya (4)	62	1993	From April through October 2009, Mr. Benaroya had been retained to perform an expanded role as Chairman of the Board. From April 2008 until March 2010, Mr. Benaroya had been a consultant for D. E. Shaw & Co., L.P. (“DES”), which is an affiliate and investment advisor of Laminar (7), a private investment fund, relating to certain of Laminar’s portfolio companies. Prior thereto, Mr. Benaroya was Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., a Nasdaq-listed company, which operated a chain of retail specialty stores, from 1989 until its sale in October 2007 to Redcats USA, a division of PPR, a French public company, and continued as President and Chief Executive Officer thereafter until March 2008. Mr. Benaroya is also Managing Director of American Licensing Group, L.P., a company specializing in consumer goods’ brand name licensing, and a member of the Board of Managers of Biltmore Capital, a privately-held financial company which invests in secured debt.
Mario Ciampi (1)(2)	49	2007	Mr. Ciampi is currently a partner of Prentice (7), a New York-based private investment firm. From October 2004 to May 2006, he served as President of Disney Store—North America, a division of The Children’s Place Retail Stores, Inc., a specialty retailer of children’s merchandise. From 1996 to September 2004, he served in various capacities for The Children’s Place, most recently as Senior Vice President—Operations. Mr. Ciampi was elected to the Board of the Company at the 2007 Annual Meeting of Shareholders. Mr. Ciampi is also a member of the Board of Directors of Bluefly, Inc., an Internet retailer of discounted designer apparel and accessories, and home products and accessories.
Bruce G. Crain (4)	49	2007	As of December 4, 2007, Mr. Crain became President and Chief Executive Officer of the Company. Also as of such date, pursuant to his employment agreement with the Company, Mr. Crain was duly elected to the Board (5). Since March 2007 until his appointment as President and CEO, Mr. Crain had provided consulting services to the Company, DES and Prentice. Previously, Mr. Crain served in various executive capacities for Blyth, Inc., a NYSE-listed multi-channel designer and marketer of home decor and gift products, from 1997 to September 2006, including Senior Vice President (Corporate) from 2002 to 2006, a member of the Chairman’s Office Executive Committee from 2004 to 2006, Group President of the worldwide Wholesale Group segment from 2004 to 2006, President of the Home Fragrance Group from 2002 to 2004 and President of the European Affiliate Group from 1999 to 2001.
Frederick J. Horowitz (1)(3)(6)	46	2006	Since 2001, Mr. Horowitz has been the Chairman and CEO of A.P. Deauville, a value brand personal care company. Mr. Horowitz was elected to the Board of the Company on June 29, 2006. Mr. Horowitz is also a managing partner in American Brand Holdings, LLC, which is the owner of the “Hang Ten” brands, which is exclusively licensed to Kohl’s Corporation, an operator of family-oriented department stores.

		Director
Name	Age	Since	Principal Occupation; Other Public Directorships*
Salvatore M. Salibello (2)(3)	64	2006	Mr. Salibello founded Salibello & Broder LLP, a certified public accounting firm, in 1978, and is currently the firm’s managing partner. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Salibello currently sits on the Board of Directors of three closed-end mutual funds (Gabelli Dividend and Income Trust Fund, Gabelli Global Utility and Income Trust, and Gabelli Global Gold Nat’l Rest. Inc. Trust). Mr. Salibello was elected to the Board of the Company on June 29, 2006.
John Schaefer (2)(3)	51	2008	From August 2009 to the present, Mr. Schaefer has been the CEO of Sportsman’s Warehouse, an outdoor sporting goods retailer. From December 2008 through August 2009, he was the CEO of Team Express, a distributor of sporting goods and athletic equipment, footwear and apparel, and from August 2007 through December 2008, he was the CEO of Pierre Foods, a manufacturer, marketer and distributor of pre-cooked and ready-to-cook meals. From April 2007 to August 2007, Mr. Schaefer was the Managing Director of Lightning Management, LLC, an executive management services firm. From February 1998 through April 2007, Mr. Schaefer held various positions, including that of President and Chief Executive Officer (April 2005 — April 2007), President, Chief Operating Officer, Chief Financial Officer and Director (July 2004 to April 2005), and Chief Financial Officer (April 2001 — July 2004), with Cornerstone Brands, Inc., a family of catalog companies for the home, leisure and casual apparel, including Ballard Designs, Frontgate, Garnet Hill, Improvements, and Smith+Noble. Mr. Schaefer was also a director (and a member of the Audit Committee) of The Parent Company, a commerce (toys, baby products and electronics), content and new media company controlled by Laminar (7), that ceased operations in 2009, from September 2007 until January 2009. Mr. Schaefer became a member of the Board of the Company on February 14, 2008.
Michael Zimmerman (4)	40	2006	Mr. Zimmerman founded Prentice (7) in May 2005 and has been its Chief Executive Officer since its inception. Prior thereto, he managed investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based investment fund, from 2002-2005. Mr. Zimmerman also serves as a director of The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items. Mr. Zimmerman was elected to the Board of the Company on October 5, 2006.

*	The directorships listed with respect to Mr. Benaroya (other than with United Retail) are with privately-held companies.

(1)	Member of Compensation Committee of the Board.

(2)	Member of Nominating/Governance Committee of the Board.

(3)	Member of Audit Committee of the Board.

(4)	Member of the Executive Committee of the Board. Mr. Crain is an ex officio member of this committee.

(5)
In accordance with the employment agreement between the Company and Mr. Crain, Mr. Crain may terminate his employment with the Company for “good reason” for any failure to nominate him as a member of the Board during his employment under such agreement.

(6)
In March 2002, Mr. Horowitz settled an administrative proceeding brought by the SEC regarding financial reporting at USA Detergents, Inc. during 1996 and 1997. Mr. Horowitz was an Executive Vice President, Chief Administrative Officer and a member of the Board of Directors of USA Detergents until he resigned in September 1997. In the settlement, Mr. Horowitz did not admit or deny the Commission’s allegations and consented to the entry of a cease and desist order requiring him not to cause any violation of Section 13(a) of the Securities Exchange Act of 1934. Mr. Horowitz has advised the Company that he had no responsibility for accounting or financial reporting matters at USA Detergents and that he agreed to the settlement in order to avoid protracted litigation with the SEC.

(7)	See “Security Ownership of Certain Beneficial Owners” table herein.
Board Qualifications
Subject to the current rights of Prentice and Laminar to each designate two nominees to the Board, the Board seeks directors who represent a mix of backgrounds and experience that will enhance the quality of the Board’s deliberations and decisions. In addition, Board members should display the personal attributes necessary to be an effective director, including integrity, sound judgment, analytical skills, the ability to operate collaboratively, and commitment to the Company and its shareholders. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business. Our Board members represent a desirable mix of backgrounds, skills and experiences, and they all share the personal attributes of effective directors described above. Below are some of the specific experiences and skills of our directors that led the Board to conclude, in light of our business and structure, that such individuals should serve as members of the Board. The current Prentice designees are Messrs. Zimmerman and Ciampi; the current Laminar designee is Mr. Schaefer (Ms. Krueger resigned from the Board effective March 30, 2010, and a new designee has yet to be identified).
Raphael Benaroya
Mr. Benaroya, as a director of the Company since 1993, has a unique and extensive knowledge of the Company’s business. In addition, through Mr. Benaroya’s long-standing tenure as Chairman of the Board, President and CEO of United Retail Group, Inc., an Nasdaq-listed company which operated a chain of retail specialty stores, as well as his prior experience as Executive Vice President of the Izod LaCoste division of General Mills, Executive Vice President of Jordache Enterprises, Inc., and President of the Lane Bryant division of The Limited, he provides valuable business, leadership and management insights into driving strategic direction for the Company, as well as a critical perspective with respect to the retail industry and significant international expertise. In addition, his experience as managing director of American Licensing Group, LP, a consumer goods brand-name licensing company, gives him insight into the concerns of companies from whom we license intellectual property.
Mario Ciampi
Mr. Ciampi is a Prentice designee to our Board. His experience as a former President of Disney Store—North America, and his previous roles, including Senior Vice President—Operations, for The Children’s Place (an NYSE-listed company), each specialty retailers of children’s merchandise, result in a strong record of operational and strategy leadership in a complementary industry to ours, as well as extensive mergers and acquisitions and restructuring experience, all valued attributes for our Board. Mr. Ciampi, through his board membership of Bluefly, Inc., also brings public board and corporate governance experience to the Company.
Bruce Crain
As of December 4, 2007, in accordance with his employment agreement with the Company, Mr. Crain became President, CEO and a director of the Company. For approximately a decade prior thereto, Mr. Crain served in various executive capacities for Blyth, Inc., a NYSE-listed multi-channel designer and marketer of home decor and gift products, where he established a record of success in managing complex worldwide operations, strategic planning and building a strong consumer-brand focus. He has an extensive knowledge of the Company’s business, as well as broad international exposure and marketing experience, including his current role as a director of Kahn Lucas, a privately-held designer and wholesaler of juvenile apparel, and his former role as an international management consultant with McKinsey & Company.

Frederick Horowitz
Mr. Horowitz, as the Chairman and CEO of A.P. Deauville for nearly a decade, a value brand personal care company, and managing partner of American Brand Holdings, LLC, an owner of consumer brands, brings to our Board his knowledge of managing complex operations, strategic planning and building a strong consumer brands focus. He is also the Chairman and CEO of Sumner Capital, LLC, and a founding investor in NetGrocer and joined management of NetGrocer in November 1998 as President and CEO. Prior to NetGrocer, Mr. Horowitz was a co-founder of USA Detergents, Inc., a manufacturer and marketer of quality value brand laundry and household cleaning products which he built from startup and sold to Church and Dwight (NYSE: CD). He has over twenty-five years of active entrepreneurial experience, combined with understanding of branding, licensing, logistics, and retail sales channels.
Salvatore Salibello
Mr. Salibello, with over 30 years of experience as founder and managing partner of Salibello & Broder LLP, a certified public accounting firm, brings a high level of financial literacy to the Board. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants, and an audit committee financial expert, which also makes him a valued member of our Audit Committee, of which he currently serves as Chairman. Mr. Salibello also has extensive corporate governance experience through his multi-year service on the Board of Directors of three closed-end mutual funds.
John Schaefer
Mr. Schaefer is a Laminar designee to our Board. His former experience in various positions, including that of President and CEO, COO, CFO and Director with Cornerstone Brands, Inc., a family of catalog companies, brings extensive leadership and a high level of operational and financial experience to the Board and our Audit Committee. His experience as the CEO of each of a retail enterprise, a manufacturer and a distributor of products gives him a broad perspective on many aspects of our operations. Mr. Schaefer also brings public board and governance experience as a director of The Parent Company (see above) from September 2007 until January 2009.
Michael Zimmerman
Mr. Zimmerman is a Prentice designee to our Board. Mr. Zimmerman, as a founder and CEO of Prentice since May 2005, and as a manager of investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based investment fund, from 2002-2005, brings a high level of both financial expertise and industry experience to our Board, and enables him to bring valuable insights to the Board’s deliberations. Mr. Zimmerman also has public company and corporate governance experience as a director of The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items.
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
Based solely on its review of the copies of such Section 16(a) forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2009, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with on a timely basis except for the following: Guy Paglinco, our CFO, filed a timely Form 4 on October 8, 2008, however, the amount of shares beneficially owned following the reported transaction on such Form 4 inadvertently omitted 1,304 shares (the “Omitted Shares”) previously acquired by him under the Company’s 2004 Employee Stock Purchase Plan. The Omitted Shares were also omitted from four additional Forms 4 filed by the reporting person subsequent to the Form 4 filed on October 8, 2008 (one Form 4 was filed on August 17, 2009, one was filed on December 2, 2009, and the other two were filed on December 15, 2009). These omissions were corrected by an amendment to the original Form 4 filed on March 10, 2010.

Audit Committee
The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Messrs. Salibello (Chair), Horowitz and Schaefer.
Audit Committee Financial Expert
The Board has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the New York Stock Exchange.
Code of Ethics for Senior Financial Officers
The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer and controller (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.kidbrandsinc.com, by clicking onto the words “Investor Relations” on the main menu, then clicking onto the words “Corporate Governance” on the next screen and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 1800 Valley Road, Wayne, New Jersey 07470, Attention: Secretary. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
ANALYSIS OF RISK IN OUR COMPENSATION STRUCTURE
As part of its responsibilities to annually review all incentive compensation and equity-based plans, and evaluate whether the compensation arrangements of the Company’s employees incentivize unnecessary and excessive risk-taking, the Compensation Committee evaluated the risk profile of our compensation policies and practices for 2009, and concluded that they do not motivate imprudent risk taking. In its evaluation, the Committee reviewed our employee compensation structures, and noted numerous design elements that manage and mitigate risk without diminishing the incentive nature of the compensation, including: (i) a balanced mix between cash and equity, and annual and longer-term incentives; (ii) caps on incentive awards at reasonable levels (as determined by a review of our economic position and prospects); (iii) linear payouts between target levels with respect to annual incentive awards; (iv) discretion on individual awards; (v) a portfolio of long-term incentives, and (vi) the existence of claw-back policies for payments made using materially inaccurate financial results. The Committee also reviewed our compensation programs for certain design features that may have the potential to encourage excessive risk-taking, including: over-weighting towards annual incentives, highly leveraged payout curves, unreasonable thresholds, and steep payout cliffs at certain performance levels that may encourage short-term business decisions to meet payout thresholds. The Committee concluded that our compensation programs do not include such elements. In addition, the Committee analyzed our overall enterprise risks and how compensation programs may impact individual behavior in a manner that could exacerbate these enterprise risks. For this purpose, the Committee considered the Company’s growth and return performance, volativity and leverage. In light of these analyses, the Committee concluded that it has a balanced pay and performance program that does not encourage excessive risk-taking that is reasonably likely to have a material adverse effect on the Company. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the long term.

COMPENSATION DISCUSSION AND ANALYSIS
The “Committee” as used in this section refers to the Compensation Committee of the Board. “Named executive officers” or “NEOs” refer to the individuals set forth in the Summary Compensation table below, and the “CEO” refers to Bruce G. Crain, our President and Chief Executive Officer.
COMPENSATION PHILOSOPHY AND OVERVIEW
We feel that the overall compensation levels of our executives (including our NEOs) should be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, however, we believe that compensation should be set at responsible levels, reflecting our continued focus on improving sales and margins, controlling costs and creating value for our shareholders. At the core of our compensation philosophy is our belief that compensation should be linked to performance. We believe that offering a competitive total compensation package to executives that incorporates a reward-for-performance philosophy helps achieve these objectives. As a result, a significant portion of the compensation of our executive officers is based upon achievement of corporate objectives and individual performance goals. We also believe that total compensation and accountability should generally increase with position and responsibility. Consistent with this view, opportunities under our incentive compensation program typically represent an increasing portion of total compensation as position and responsibility increase, as individuals with greater responsibility have greater ability to influence the Company’s achievement of targeted results and strategic initiatives. Similarly, equity-based awards generally represent a higher portion of total compensation for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation. The Committee feels that it maintains a balanced pay and performance program that does not encourage excessive risk-taking. See “Analysis of Risk in Our Compensation Structure” above.
ELEMENTS OF 2009 EXECUTIVE COMPENSATION
The material elements of our 2009 executive compensation program were: (i) base salary; (ii) annual cash incentive compensation; and (iii) equity awards.
Although we fine-tune our compensation programs as conditions change, we believe it is important to maintain consistency in our compensation philosophy and approach. We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price, particularly in periods of severe economic stress. However, the Committee believes that it may be appropriate for certain components of compensation to decline during periods of economic stress, reduced earnings and significantly lower stock prices (as was experienced during a large portion of 2009). As a result: (i) base salaries were not increased in 2009; (ii) the Company temporarily suspended its matching contributions under its 401(k) plan (which were reinstated for the full year at the end of 2009); and (iii) with respect to our executive incentive compensation program for 2009, higher minimum corporate performance than in prior years was needed to trigger entitlement to any award (from 80% of a specified target to 90%), a greater portion of potential awards were geared towards corporate performance (a 75%/25% split between corporate and individual goals, as opposed to 50%/50% in prior years), and all incentive compensation based on individual goals would be forfeited unless specified levels of corporate performance were achieved (50% was subject to forfeiture in prior years).
WHY WE CHOOSE TO PAY EACH ELEMENT
We provide cash compensation in the form of base salary and annual incentive compensation. The objective of base salary is to provide current compensation that reflects job responsibilities, value to the Company and individual performance, while maintaining market competitiveness.

The objective of cash incentive compensation is to assure that a significant portion of total compensation is based on a reward of superior performance with respect to specific objectives, initiatives and strategic goals. The opportunity for a more significant award increases when both the Company or a specific operating group and the executive achieve high levels of performance. Commencing in 2005, we initiated our Incentive Compensation Program (the “IC Program”). The IC Program in 2009 provided designated employees of the Company and its subsidiaries with an opportunity to earn substantial cash remuneration beyond their base salary based on: (i) the attainment of specified operating objectives by the Company (or specified divisions thereof); and (ii) fulfillment of specified individual goals and objectives established for specified participants. The objectives of the IC Program are to, among other things: (1) more closely align participants’ interests with those of shareholders; (2) reward participants for contributing to the short and long-term growth of the business; (3) provide participants with a more meaningful role in the attainment of maximum compensation levels; (4) provide a competitive platform for compensation vis-à-vis the marketplace; and (5) serve as a recruitment and retention tool. Incentive compensation awards under the IC Program are based on specified percentages of base salary. The determination of such percentages is discussed below, and with respect to our named executive officers in 2009, ranged from a maximum potential payment of approximately 75% to 130% of base salary in the event that the maximum targets and the highest level of individual objectives and initiatives were achieved. See “Operation of the 2009 IC Program” below for a detailed discussion of potential and actual cash incentive compensation awarded to the NEOs in 2009.
Equity awards are used to provide our executives with upside opportunity with the improvement of the Company’s stock price and to provide incentives for retention, as such awards vest over time. In addition, we feel that stock option and stock appreciation right (“SAR”) awards align the interests of our executives with those of our shareholders, support the Company’s pay-for-performance philosophy (e.g., all the value received by the recipient from a stock option or SAR is based on the growth of the stock price above the exercise price, and correspondingly, the recipient is both incentivized to perform in a manner designed to increase shareholder value and exposed to the risk of the effect of negative performance on the Company’s stock price), foster employee stock ownership, and focus the management team on increasing value for the shareholders. As a result, a substantial portion of most equity awards takes the form of stock options or SARs. In addition, stock options and SARs help to provide a balance to the Company’s overall compensation program, as the IC Program focuses on the achievement of annual performance targets, objectives and initiatives, whereas the vesting period of stock options and SARs generally encourages executive retention and creates incentive for increases in shareholder value over a longer term. We use restricted stock or restricted stock unit (“RSU”) awards to help align the interests of executives with those of the stockholders, foster employee stock ownership, contribute to the focus of the management team on increasing value for the stockholders, and encourage executive retention (through a multi-year vesting period). Restricted stock or RSU awards typically also result in less share dilution than a comparable amount (in terms of value) of options or SARs.
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

The Committee engaged James F. Reda and Associates, LLC (“REDA”) in 2009 to provide information with respect to equity compensation grants for 2009. REDA was instructed to prepare an analysis of recent trends with respect to long-term incentive compensation of executives in light of the economic environment prevailing in early 2009. In particular, the Committee was concerned that, as a result of the decline in the Company’s stock price and the resultant decrease in the per share Black-Scholes value of share-based grants in the beginning of the year, equity compensation targeted to be consistent with prior grants to the Company’s executives (in terms of value) would result in significantly greater dilution to the Company’s stockholders. The Committee took REDA’s recommendations into consideration when determining the size of the February 2009 SAR grants. Based in part on the results of REDA’s analysis, such awards were similar to prior awards in terms of the number of shares underlying the grants, although the value associated with such grants was substantially less than in prior years. The Committee also engaged REDA in late 2009 to: (i) review the potential compensation package for candidates for president of each of Kids Line and Sassy [using broad-based market surveys], and (ii) help management to prepare a report discussing general market trends with respect to incentives for certain of the Company’s executives once relevant earn-out periods terminate (including one 2009 NEO). Peer companies were not used in the preparation of such report. In general, the Committee does not attempt to maintain specific target percentiles with respect to a specific list of benchmark companies, but instead periodically uses analyses of peer group companies to determine whether the Company’s compensation programs are generally competitive with that of others in similar industries. See “BENCHMARKING” below. Other than as described above, REDA provided no other services in 2009.
In addition to the foregoing, in making decisions with respect to any element of an executive’s compensation, the Committee considers the total compensation that may be awarded to such individual. The goal of the Committee is to set aggregate compensation levels that are reasonable, when all elements of potential compensation are considered. To aid in this analysis, the Committee uses tally sheets for each executive officer detailing such officer’s base salary, annual cash incentive award opportunity and payout, equity-based compensation, perquisites and other benefits. The tally sheets also show holdings of the Company’s Common Stock by such executive, as well as amounts payable upon termination of employment under various circumstances. The 2009 tally sheet amounts differ from the amounts set forth in the Summary Compensation Table because, among other things: (i) base salary reflects current amounts, whereas the Summary Compensation Table reflects the base salary amount during the entire year (base salaries may have increased during the year); and (ii) annual incentive cash compensation amounts include potential awards, while the Summary Compensation Table reflects the actual amount earned in 2009. The Committee uses these tally sheets to estimate the total annual compensation of our executives, to review, in one place, how a change in the amount of each compensation component affects each NEO’s total compensation, and to provide perspective on payouts under a range of termination scenarios.
As a general matter, if the Committee determines that the wealth accumulation of a particular executive and/or the potential payout resulting from the termination of his or her employment is excessive and/or unjustified, unless limited by contract, the Committee may use its discretion to adjust one or more elements of compensation for such executive. The Committee did not determine that any downward adjustments were required with respect to any NEO compensation packages or elements for 2009 as a result of wealth accumulation. However, see “ELEMENTS OF 2009 EXECUTIVE COMPENSATION” above for steps implemented in 2009 in reaction to the economic environment, reduced earnings and significantly lower stock prices prevailing for a significant portion of the year.
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

Based on the Summary Compensation Table below, 2009 compensation for the NEOs was allocated as follows:

Base Salary	46.8%

Short-Term Incentives:	30.5%

Long-Term Incentives*	9.9%

Other**	12.8%

*
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to issuances of equity awards to the individuals in the table during 2009. These amounts may not correspond to the actual value that will be realized by the NEOs.

**
Primarily reflects severance payments made in 2009 to Anthony Cappiello, our interim CFO until January 30, 2009, as well as the benefits included within the “All Other Compensation” column of the Summary Compensation Table for all NEOs during 2009.

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

ANALYSIS OF DECISIONS WITH RESPECT TO OUR 2009 COMPENSATION PROGRAM
Base Salaries
A minimum base salary for Messrs. Crain, Cappiello, Bivona and Levin was determined by each of their respective employment agreements. See the section captioned “Employment Agreements and Arrangements” following the Summary Compensation Table for a description of the material terms and considerations with respect to such employment agreements. The Committee annually reviews and approves base salary adjustments for the named executive officers as part of the annual executive assessments, and at the time of any promotion or other change in responsibilities. In this context, the Committee does not rely on predetermined formulas or a limited set of criteria, however, the following “considerations” factor most heavily in the determination of base salary adjustments: (i) the results of the executive assessment for such executive for the previous year; (ii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iii) competitive market and industry information, including a review of national and regional compensation surveys with respect to base salary increases for the year; (iv) the nature and responsibility of the executive’s position; (v) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent and services; (vi) the recommendations of our compensation consultant, if any, (vii) general economic conditions; and (viii) the consumer price index increase for the applicable geographic region for the applicable year. With respect to 2009, base salaries for virtually all executives (and all NEOs) were not increased from 2008 levels. See the “Summary Compensation Table” below for base salaries of our named executive officers during 2009. With respect to 2010, in recognition of the lack of increases in 2009 and improved operating results, base salaries were increased an average of 2.5%, which generally reflects a 20% discount to average increases provided to other executives, based on a composite of various broad-based market surveys.
2009 Cash Incentive Compensation
The IC Program was in effect for 2009 and will be in effect for 2010. All named executive officers participate in the IC Program. As Mr. Cappiello left the employment of the Company in January of 2009, he did not receive any amounts with respect thereto. In addition, as Mr. Levin left the employment of the Company prior to the payment of amounts under the IC Program for 2009 (December 31, 2009), he was not entitled to any such payments. However, as the Committee felt that Mr. Levin had earned the incentive compensation amount to which he would otherwise have been entitled based on his performance and service to the Company through the end of the year, as well as his agreement to continue to provide certain consulting services to the Company subsequent to the termination of his employment on December 31, 2009, it used its discretion to award him such amount (as a result of the use of such discretion, such amount has been classified as a bonus). See “Employment Contracts and Arrangements” below.
Operation of the 2009 IC Program
(a) General
Subject to certain specified exclusions set forth in the IC Program, participants consist of senior employees who work in specified operational groups of either the Company or its subsidiaries selected on an annual basis by the CEO in his sole discretion in consultation with the heads of business units and certain senior executives of his choice, in each case as approved by the Committee. Participants generally have the rank of vice president (or its functional equivalent at certain subsidiaries) or above, but titles are not determinative. The operational groups in 2009 consisted of: (i) corporate participants; (ii) Sassy participants; (iii) Kids Line participants; (iv) LaJobi participants; and (v) CoCaLo participants. As 2009 was a transition year for Sassy (Sassy repositioned its operations in late 2008), all IC bonuses for Sassy participants for 2009 were in the sole discretion of the Committee. However, as the Sassy participants missed the Minimum Target, no incentive compensation was earned (Sassy participants will participate in the IC Program for 2010 in accordance with its terms).
Participants are eligible to participate in the IC Program at specified levels (expressed as a percentage of annual base salary). The percentage for each participant (such participant’s “Applicable Percentage”) was recommended for 2009 by Mr. Crain and approved by the Committee (in certain cases, including Messrs. Crain, Levin, and Bivona, the Applicable Percentage was determined pursuant to the relevant employment agreement). We believe the levels chosen are appropriate to ensure that a significant portion of all of our executives’ total compensation is contingent upon the achievement of specified corporate objectives, as well as individual performance goals.

Towards that end, the Applicable Percentages of all participants in the IC Program in 2009 range from 20% to 75% of base salary. Unless a specified percentage is set forth in an employment agreement, approval of a participant’s Applicable Percentage is based primarily on the following “considerations”: (i) the results of the annual executive assessment for such executive for the previous year; (ii) the anticipated difficulty of achieving stated goals and objectives in the coming year; (iii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iv) the contribution of such executive as a member of the executive management team; (v) the contributions of such executive beyond his immediate area of responsibility; and (vi) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent. NEOs, as a result of their higher responsibility levels and greater ability to impact Company performance, generally have Applicable Percentages in excess of those of less senior executives. During 2009, the Applicable Percentage and participant group for each named executive officer was as set forth in the table in paragraph (b) below.
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
With respect to the 2009 IC Program, potential incentive compensation for most participants was comprised of two separate components: a corporate performance component and an individual goals and objectives component (however, Mr. Levin’s incentive compensation was based solely on corporate performance pursuant to the terms of his employment agreement). Basing a portion of awards on individual goals and objectives allows the Committee to play a more proactive role in identifying performance objectives beyond purely financial measures, including, for example, exceptional performance of an individual’s functional responsibilities as well as leadership, innovations, creativity, collaboration, growth initiatives and other activities that are critical to driving long-term value for shareholders. Each component may entitle a participant to earn a specified percentage of the IC Factor, as described below.
(b) Establishing Corporate Objectives and Calculating the Corporate Component
Corporate objectives for each operational group consist of three separate levels of achievement (“Targets”) with respect to one or several specified measures of operating performance each year, such as operating income, Adjusted EBITDA, etc. (the “Chosen Metric”). Both the Chosen Metric and the Targets required are recommended by the CEO on an annual basis and approved by the Committee. The Chosen Metric for all participant groups during 2009 (and until such time as it is changed) was Adjusted EBITDA (either consolidated or that of a specified operating group, as applicable), which is defined for this purpose as net income before net interest expense, provision for income taxes, depreciation, amortization and other non-cash, special or non-recurring charges (as determined by the Company). The Committee believes Adjusted EBITDA to be an appropriate metric by which to measure performance because it is a measure of cash flow that provides the flexibility needed to adjust for special circumstances that affect the Company from time to time and therefore provides an opportunity to measure performance from different periods in a more consistent manner. There is no requirement that the Targets be based on or refer to budgeted levels of operating performance, or to any other plan or projection with respect to the Company’s business, although the Targets are typically based on budgets for the relevant year. Targets are calculated to include a reserve to fund IC payments. We have not disclosed target levels for the corporate component of the IC Program because we believe such disclosure will cause competitive harm to the Company with regard to various short-term business strategies and goals. The Targets for 2009 with respect to continuing operations were set at amounts that exceeded 2008 results. The Targets are based on consolidated Company Adjusted EBITDA for corporate participants. Targets for the corporate component for Sassy, Kids Line, LaJobi and CoCaLo participants are based on their respective Adjusted EBITDAs.

For most participants (and all NEOs other than Mr. Levin) during 2009, 75% of such participant’s IC Factor was designated the “Part A Amount”. The Targets consisted of the following: (i) a specified minimum level of achievement in the Chosen Metric (the “Minimum Target”) required to earn an amount equal to 20% of a participant’s Part A Amount; (ii) a specified level of achievement in the Chosen Metric in excess of the Minimum Target (the “Target”) required to earn an amount equal to 100% of a participant’s Part A Amount; and (iii) a specified level of achievement in the Chosen Metric in excess of the Target (the “Maximum Target”) required to earn an amount equal to 150% of a Participant’s Part A Amount for all participant groups other than (i) Kids Line, where the payment for achievement of the Maximum Target would have been 125% of the Part A Amount, and (ii) for Mr. Crain, where achievement of the Maximum Target would entitle him to an amount equal to 65% of his annual base salary, or 173.3% of his Part A Amount). In general, the Minimum Target rewards achievement of a significant percentage of budgeted performance targets (90% of Target in 2009). Achievement of the Target generally represents a slight “stretch”, representing how the Company would perform if it achieved budgeted amounts, recognizing that the budgets are generally set at slightly optimistic levels, whereas the Maximum Target is designed to be a true “stretch” goal for the Company or the relevant operational group (115% of Target for all participant groups in 2009 other than CoCaLo, where due to its smaller relative size, the Maximum Target was equal to 120% of Target). From 2005 (the first year that the IC Program was in effect) through 2009, with respect to the corporate objectives, current participant groups achieved performance as follows (where “X” signifies that the Minimum Target was not reached; and a designation of “Target signifies that that the applicable Target was either reached or achieved, but in no year has any participant group achieved in excess of 107% of Target):

Participant Group	2005	2006	2007	2008	2009
Corporate	N/A	Target	Min. Target	X	Target
Sassy	X	X	X	X	X
Kids Line	Target	Target	Target	X	Target
LaJobi	N/A	N/A	N/A	Target	Target
CoCaLo	N/A	N/A	N/A	X	Target
The Maximum Target was not achieved by any participant group in any year. Generally, the Company seeks to maintain the relative difficulty of achieving the target levels from year to year. As a result of the elimination of the individual goals and objectives for Mr. Levin, he was eligible to earn 15% of his base salary in the event of achievement of the Minimum Target, 75% of his base salary in the event of achievement of the Target, and 130% of his base salary in the event of achievement of the Maximum Target.
Amounts earned for achievement of results between (i) the Minimum Target and the Target and (ii) the Target and the Maximum Target, are in each case determined by a straight-line interpolation. No amounts are paid for achievement of results in excess of the Maximum Target. No amounts are paid for achievement of results below the Minimum Target. The Chosen Metric may change from year to year, different measurements may be used for different operating groups within the same year, and the Targets are expected to change each year. In determining whether any of the Targets were achieved for the year, the Committee may exercise its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events reported in the Company’s public filings that it believes were not driven by the current performance or that otherwise had a distorting positive or negative impact relative to the performance of our executives. To the extent appropriate, the CEO or a participant’s direct supervisor, as applicable, also considers the nature and impact of unusual or extraordinary events in the context of ascertaining whether and to what extent the individual goals and objectives discussed below have been achieved. No such discretion was applied with respect to the NEOs in 2009.

The following table sets forth information with respect to potential and actual awards under the corporate performance component of the IC Program for the named executive officers during 2009:

			Potential		Potential
			Award for	Potential	Award for		% of
	Participant		Min.	Award for	Max.	Amount	Base
NEO	Group	IC %	Target	Target	Target	Awarded	Salary
Bruce G. Crain	Corporate	75%	$61,875	$309,375	$536,250	$324,411	59.0%
Guy Paglinco	Corporate	45%	$17,888	$89,438	$134,156	$92,401	34.9%
Marc S. Goldfarb	Corporate	50%	$24,450	$122,250	$183,375	$126,301	38.9%
Lawrence Bivona	LaJobi	50%	$22,500	$112,500	$168,750	$119,100	53.3%
Michael Levin*	Kids Line	75%	$65,625	$328,125	$568,750	$359,000	82.1%
Anthony Cappiello*	Corporate	50%	$26,475	$132,375	$198,563	$0	N/A

*
Mr. Cappiello was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2009. As a result, Mr. Cappiello was not entitled to and did not receive any payment thereunder. Mr. Levin’s incentive compensation was based solely on corporate performance. Mr. Levin was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2009. As a result, Mr. Levin was not entitled to any payment thereunder. However, as the Committee felt that Mr. Levin had earned the incentive compensation amount to which he would otherwise have been entitled based on his performance and service to the Company through the end of the year, as well as his agreement to continue to provide certain consulting services to the Company subsequent to the termination of his employment on December 31, 2009, it used its discretion to award him such amount (which has been classified as a bonus and not as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below).

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
Each participant’s individual goals and objectives are evaluated by the participant’s direct supervisor, who recommends in his/her sole discretion whether and to what extent such goals and objectives have been achieved and what, if any, percentage of the Part B Amount (25% of the IC Factor) has been earned, as approved by the Committee. Subject to the forfeiture provision discussed below, each participant (other than Mr. Levin) could have earned between 0% and 150% of such participant’s Part B Amount (or 125% of the Part B Amount with respect to Kids Line participants and 173.3% of the Part B Amount in the case of Mr. Crain), with respect to this component. Not all goals and objectives are given equal weight in such determination. The individual goals and objectives are intended to be difficult to achieve, representing exemplary performance in areas within and outside of each participant’s daily activities. The particular payout level awarded, if any, in each case will depend on the assessment of the applicable supervisor and the Committee as to the degree of achievement attained and performance beyond specified goals, and will account for the difficulty of the particular goal, the scope of responsibility of the applicable individual and the complexity of the required tasks. Mr. Crain’s individual goals and objectives are discussed under “2009 Incentive Compensation for Mr. Crain” below.
Amounts between 100% and 150% of the Part B Amount (125% for Kids Line participants, and 173.3% in the case of Mr. Crain) are reserved for superior performance, or for exemplary performance on special initiatives beyond the participant’s daily responsibilities; provided, however, that: (i) eligibility for any potential earnings under this component for all participants will be forfeited if 80% of the Target for the corporate component of the relevant participant group is not achieved; and (ii) for performance of between 80% and 90% of Target for the corporate component of the relevant participant group, participants will be entitled to earn up to a maximum of 25% of the Part B Amount (50% for Kids Line participants). This provision was added because, although the Company rewards superior individual behavior apart from corporate performance, it was deemed inappropriate to award individuals the maximum potential payout under this component of the IC Program in the event that a minimum level of corporate performance for the year was not achieved. As the Minimum Target was achieved in 2009 for all participant groups other than Sassy, this forfeiture provision was not triggered during 2009 with respect to the NEOs.

The following table sets forth information with respect to potential and actual awards under the individual goals and objectives portion of the IC Program for NEOs participating in the IC Program (other than Mr. Levin, whose IC Award potential for 2009 did not include an individual goals component):

	Max. Amt.	% of Part B
NEO	Obtainable	Amount Earned	Amount Awarded	% of Base Salary
Bruce Crain (1)	$178,750	100%	$103,125	18.8%
Guy Paglinco (2)	$25,341	100%	$29,813	11.3%
Marc Goldfarb (3)	$61,125	100%	$40,750	12.5%
Lawrence Bivona (4)	$56,250	109%	$40,900	13.6%
Anthony Cappiello(5)	$66,188	N/A	N/A	N/A

(1)
Mr. Crain’s performance was evaluated against a series of objectives that were grouped under five different categories: Operational Efficiencies; Strategic Organic Growth; Financing and Investor Relations; Management Development and Reporting; and Strategic Alternatives. His performance on these objectives ranged from 50% to 150%, and after taking into account his performance over the range of applicable categories, the Committee determined to award Mr. Crain 100% of his Part B Amount.

(2)
Mr. Paglinco’s performance was evaluated against approximately ten personal goals relating to financial management, internal and external financial reporting, and expense management. The Committee determined that Mr. Paglinco had largely achieved his goals, and had also achieved other objectives not previously specified, and awarded Mr. Paglinco 100% of his Part B Amount with respect to individual goals and objectives.

(3)
Mr. Goldfarb’s performance was evaluated against ten personal goals relating to strategic objectives, quality and safety compliance, human resources, investor relations and legal activities, including expense management. The Committee determined that Mr. Goldfarb had largely achieved his goals, and had also achieved other objectives not previously specified, and awarded Mr. Goldfarb 100% of his Part B Amount with respect to individual goals and objectives.

(4)
Mr. Bivona’s performance was evaluated against eight personal goals relating to sales initiatives, expense management, quality and safety compliance and inventory management. The Committee determined that Mr. Bivona had largely achieved his goals (and exceeded them in some categories), and together with overall strong performance at LaJobi, awarded Mr. Bivona 109% of his Part B Amount with respect to individual goals and objectives.

(5)
Mr. Cappiello was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2009. As a result, Mr. Cappiello was not entitled to and did not receive any payment thereunder.

See the Summary Compensation Table for total amounts of incentive compensation earned by the named executive officers under the IC Program and otherwise during 2009.
2009 Incentive Compensation for Mr. Crain
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
For 2009, the Compensation Committee determined that 75% of Mr. Crain’s incentive compensation opportunity would be based upon achievement by the Company of specified consolidated EBITDA levels equivalent to those pertaining to corporate participants under the IC Program, and 25% would be based on achievement in five distinct categories of personal goals.

With respect to Mr. Crain’s corporate performance goals: (i) achievement of the Minimum Target would entitle Mr. Crain to earn an amount equal to 11.25% of his annual base salary; (ii) achievement of the Target would entitle Mr. Crain to earn an amount equal to 56.25% of his annual base salary; and (iii) achievement of the Maximum Target would entitle Mr. Crain to earn an amount equal to 97.5% of his annual base salary (or 20%, 100% and 173.3% of his Part A Amount, respectively). Other elements generally applicable to the corporate component of the IC Program are also applicable to Mr. Crain.
With respect to Mr. Crain’s personal goals, five different categories were created as follows: (i) operational efficiencies; (ii) strategic organic growth; (iii) financing and investor relations; (iv) management development and reporting; and (v) strategic alternatives, which would entitle Mr. Crain to receive from 0% to 32.5% of his annual base salary at the maximum level of achievement in each of the five categories (or 173.3% of his Part B Amount). Amounts between 100% and 173.3% of the Part B Amount are reserved for superior performance, or for exemplary performance on special initiatives beyond the participant’s daily responsibilities. Not all goals and objectives are given equal weight. The individual goals and objectives are intended to be difficult to achieve, representing exemplary performance in each of the areas identified. The particular payout level awarded, if any, in each case will depend on the assessment of the Committee as to the degree of achievement attained, and will account for the difficulty of the particular goal, the scope of responsibility of the applicable individual and the complexity of the required tasks. The Committee determined in its sole discretion that Mr. Crain’s level of achievement of each of these personal goals ranged from 50% to 150%, and after taking into account his performance over the range of applicable categories, determined that, on average, Mr. Crain had achieved 100% of his individual goals and objectives (i.e., the target level on average for the five categories), and awarded him 100% of his Part B Amount, for an aggregate payment of $130,125 in respect of his individual goals.
Potential amounts payable to Mr. Crain with respect to his incentive compensation program for 2009 were as follows:

	Minimum	Target	Maximum	Amount Awarded
	($)	($)	($)	($)	% of Base Salary
EBITDA	61,875	309,375	536,250	324,411	59.0%
Individual Goals	0	103,125	178,750	103,125	18.8%
Equity Awards
The specific amount of an equity grant to an executive depends on the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the individual’s historic and recent performance, the value of equity awards in relation to other elements of total compensation, as well as the performance of the Company or the relevant operational group. Other than the Severance Policy and the 401K plans maintained by the Company and each of its subsidiaries (each discussed below), we do not maintain any supplemental retirement plans for executives or other executive programs that reward tenure. We consider that equity awards and the resulting stock ownership are our method of providing for a substantial part of an executive’s retirement and wealth creation. Since equity awards are our primary contribution to an executive’s potential long-term wealth creation, we determine the size of the grants with that consideration in mind. We intend that our executives will share in the creation of value in the Company but will not have substantial guaranteed benefits at termination if value has not been created for stockholders.
As a result of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers and key employees, the Committee determined that it is desirable to utilize forms of equity awards in addition to stock options and restricted stock. In February of 2009, the NEOs other than Mr. Paglinco (who had received an equity award in October of 2008), and Mr. Cappiello (whose employment previously terminated) received a grant of SARs. The Company granted SARs because such instruments provide greater flexibility to the Company than options, as SARs may be settled in cash, stock or a combination of both, and were unavailable to the Company prior to the approval of its Equity Incentive Plan in July of 2008. The Committee felt that the amounts awarded represented a significant and appropriate level of long-term compensation for 2009 in light of the other elements of the 2009 executive compensation program. The specific percentages utilized were determined using a combination of factors, including market comparables provided by REDA, and the scope of each individual’s responsibilities and performance throughout the year. In addition, Mr. Crain accepted a grant of 114,943 immediately vested SARs in lieu of a cash incentive compensation amount for 2008, which was issued to him in March of 2009. In August of 2009, SARs and RSUs were granted to Guy Paglinco in connection with his appointment as Vice President and Chief Financial Officer of the Company. The Company elected to include RSUs as a portion of his grant because RSUs create less dilution to shareholders (fewer RSUs as compared to stock options or SARs need to be granted to achieve a specified value), retain their incentive characteristics regardless of movements in the price of the stock and are increasingly becoming a standard part of comprehensive equity awards at other companies with whom the Company may compete for talented executives. Such awards also provide flexibility similar to SARs.
See the “2009 Outstanding Awards at Fiscal Year End” table and accompanying footnotes below for a description of the material terms and amounts of outstanding equity held as of December 31, 2009 by the named executive officers.
OTHER ELEMENTS OF COMPENSATION AND RELATED BENEFITS
Perquisites
We limit the perquisites that we make available to our executive officers. Executives are entitled to few benefits that are not otherwise available to all of our employees. The perquisites provided to the CEO and the other NEOs in 2009 are described in footnote (7) to the Summary Compensation Chart below. The Company and its subsidiaries currently maintain separate health insurance plans, which are the same for all employees within a particular company.
40l(k) Plan
The Company and each of its subsidiaries offer eligible employees the opportunity to participate in a retirement plan (the “401(k) Plans”) that is based on employees’ pretax salary deferrals pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, LaJobi and Sassy match a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributes 3% (9% for Mr. Levin in 2009) of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). See the section captioned “Termination of Employment and Change in Control Arrangements” below for a more detailed description of the 401(k) Plans. See the Summary Compensation Table for amounts contributed to the named executive officers under the 401(k) Plans during 2009. The objective of these programs is to help provide financial security into retirement, and to reward and motivate tenure and recruit and retain talent in a competitive market.
Employee Stock Purchase Plan
Under the Company’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”), eligible employees, including the NEOs, are provided the opportunity to purchase the Company’s common stock at the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. We feel that offering the opportunity to purchase our stock at a discount to our employees (including our executives) encourages the alignment of their interests with those of our stockholders. “Options” are granted to participants as of the first trading day of each calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the plan by authorizing a payroll deduction of up to 10% (in whole percentages) of his or her compensation. No participant shall have the right to purchase Company common stock under this plan that has a fair market value in excess of $25,000 in any plan year. If an employee does not elect to exercise his or her “option”, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her “option” expires. The 2009 ESPP is the successor to the substantially similar 2004 Employee Stock Purchase Plan, as amended (the “2004 ESPP”), which terminated on December 31, 2008.

POST-TERMINATION BENEFITS
Change-in-Control Plan (terminated as of February 24, 2009)
Participants in the Company’s change in control plan during 2009 (prior to its termination) would have been entitled to specified benefits in the event of defined terminations in connection with specified changes in control. However, as a result of the Board’s determination that this method of compensation was no longer warranted in the current environment, this plan was terminated as of February 24, 2009.
Severance Policy
The Company’s severance policy, applicable generally to employees who are domestic vice presidents or above and who are designated as participants in the plan by the Committee (other than Messrs. Crain, Levin and Bivona in 2009, who are not participants in this plan), described in further detail in the section captioned “Termination of Employment and Change in Control Arrangements” below, generally provides that in the event of a termination by the Company without cause, participants will be granted specified severance benefits. In addition, effective March 30, 2007, the severance policy specifies that in the event that the employment of eligible vice presidents is terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated individual will be extended by an additional 4 months up to a maximum severance period of 12 months, and in the event that a participant is due payments and benefits under both the Severance Policy and the Change in Control Plan (while it remained in existence, as such plan was terminated as of February 24, 2009), such participant would have received the greater of the benefits and payments, determined on an item-by-item basis. This trigger was deemed appropriate to provide a limited degree of income protection to our executives in the event of a termination of employment by the Company other than for cause. We feel that the amounts provided pursuant to this plan are appropriately based on years of service and are reasonable in the context of our total compensation program. See the “Potential Payments Upon Termination or Change in Control” table and subsequent narrative below for a description of the potential amounts payable pursuant to this plan as of the end of 2009 to participating named executive officers under specified assumptions.
CEO COMPENSATION
Mr. Crain
In determining the various components of Mr. Crain’s compensation package at the time of the commencement of his employment, the Committee reviewed a variety of factors it deemed appropriate, including, but not limited to, Mr. Crain’s prior responsibilities and experience, most current compensation, scope of the position, the then-current operational position of the Company, the recommendations of REDA as well as the Company’s then-current challenges and future plans. As a result of this analysis and negotiations between Mr. Crain and the Company, as of December 4, 2007, the Company entered into an employment agreement with Mr. Crain as President and Chief Executive Officer of the Company, at an annual base salary of $550,000 (which salary cannot be decreased during the term of his agreement). See “Internal Pay Equity” below.
In addition, pursuant to his employment agreement, and as further inducement to his joining the Company, the Company made specified equity grants to Mr. Crain, and agreed to provide Mr. Crain with specified incentive compensation opportunities and perquisites. See the section captioned “Employment Agreements and Arrangements” for a description of the material provisions of Mr. Crain’s employment agreement, as amended as of August 10, 2009, including incentive compensation, equity grants, perquisites and post-termination benefits. See the Summary Compensation Table for a description of the elements of Mr. Crain’s compensation during 2009.
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
ACCOUNTING CONSIDERATIONS
The Committee considers the accounting and cash flow implications of various forms of executive compensation. In its consolidated financial statements, the Company records salaries and performance-based compensation in the amount paid or to be paid to the named executive officers. Accounting rules also require the Company to record an expense in its financial statements for equity awards, even though equity awards are not paid as cash to employees and may not vest or be earned by such employees. The accounting expense of equity awards to employees is calculated in accordance with current accounting rules under GAAP, which require stock-based compensation expense to be measured at the grant date based on the fair value of the award. The Committee believes that the many advantages of equity compensation, as discussed above, more than compensate for the associated non-cash accounting expense required relevant accounting rules; however, the Committee considers the amount of this expense in determining the amount of equity compensation awards.

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

BENCHMARKING
We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. Therefore, we do not attempt to maintain a specific target percentile with respect to a specific list of benchmark companies in determining compensation for NEOs or other executives. Nevertheless, we do believe that information regarding pay practices at other companies is useful in two respects. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the “considerations” used by the Committee in assessing the reasonableness of compensation. Accordingly, the Committee periodically reviews compensation levels for our named executive officers and other key executives against compensation levels at companies in our industry or industries similar to ours, and the Company does factor in the results of compensation surveys and the periodic recommendations of compensation consultants in establishing compensation for our NEOs and other key executives.
STOCK OWNERSHIP GUIDELINES
Although we encourage stock ownership in the Company by our executives and directors, we have not established a formal policy regarding such stock ownership. We may explore whether the adoption of such a policy in the future would be appropriate.
FINANCIAL RESTATEMENT
To the extent permitted by governing law, the Committee has the sole and absolute authority to make retroactive adjustments to any cash or equity based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable and appropriate, the Company will seek to recover any amount determined to have been inappropriately received by the individual executive.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on such review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in its Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company.

Kid Brands, Inc. Compensation Committee
Frederick Horowitz and Mario Ciampi
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2009, the following were members of the Compensation Committee: Messrs. Horowitz and Ciampi and Ms. Krueger. Mr. Ciampi, a partner of Prentice, is a Prentice Director, and Ms. Krueger, an executive officer of an affiliate of Laminar (until March 31, 2010), was a Laminar Director (until March 30, 2010). None of the foregoing individuals is or ever has been an officer or employee of the Company or any of its subsidiaries, and no “compensation committee interlocks” existed during 2009.
Summary Compensation Table
The following table sets forth compensation for the year ended December 31, 2009 awarded to, earned by, paid to or accrued for the benefit of the principal executive officer of the Company, the principal financial officer of the Company, the former interim principal financial officer of the Company, and the three most highly compensated executive officers of the Company during 2009 other than the foregoing, who were serving as executive officers on December 31, 2009 (collectively, the “named executive officers”, or the “NEOs”).

							Non-
							Equity
							Incentive
					Stock	Option	Plan	All Other
Name and Principal		Salary		Bonus	Awards	Awards	Comp.	Comp.
Position	Year	($)(1)		($)(3)	($)(4)	($)(5)	($)(6)	($)(7)	Total ($)
Bruce Crain (A)	2009	550,000		n/a	n/a	135,000	427,536	26,099	1,138,635
President and CEO	2008	550,000		n/a	n/a	574,000	100,000	22,409	1,246,409
	2007	432,198	(2)	n/a	1,364,250	651,200	n/a	27,728	2,475,376
Guy Paglinco (B)(C) VP and CFO	2009	231,214		n/a	26,700	34,800	122,214	17,039	431,967
Marc S. Goldfarb	2009	325,080		n/a	n/a	45,000	167,051	21,047	558,178
SVP and General	2008	325,080		n/a	n/a	n/a	170,000	24,073	519,153
Counsel	2007	315,000		75,000	60,372	162,526	107,896	20,402	741,196
Lawrence Bivona President — LaJobi (C)	2009	300,000		n/a	n/a	67,500	160,000	17,285	544,785
Michael Levin	2009	449,280		359,000	n/a	90,000	n/a	29,511	927,791
President and CEO —	2008	451,924		n/a	n/a	n/a	n/a	27,169	479,093
Kids Line (C)
Anthony Cappiello (D)	2009	39,470		n/a	n/a	n/a	n/a	406,950	446,420
EVP, CAO; interim CFO	2008	352,221		65,000	n/a	n/a	140,000	54,753	611,974
	2007	341,300		100,000	65,403	175,686	116,905	47,057	846,351

(A)	Mr. Crain became President and Chief Executive Officer of the Company as of December 4, 2007.

(B)
As of January 30, 2009, Guy A. Paglinco, Vice President and Chief Accounting Officer of the Company, assumed the additional role of interim Chief Financial Officer. Effective August 14, 2009, he was promoted to Vice President and Chief Financial Officer of the Company. In connection therewith, his annual base salary was increased from $214,000 to $265,000, his Applicable Percentage under the Company’s IC Program was increased from 35% to 45% (effective for 2009), and he was issued 10,000 stock appreciation rights and 5,000 restricted stock units under the Company’s Equity Incentive Plan.

(C)
Compensation for Mr. Paglinco and Mr. Bivona is provided for 2009 only, and for Mr. Levin for 2009 and 2008 only, as none of them was a named executive officer prior thereto. Mr. Levin’s last day of employment with the Company was December 31, 2009.

(D)	Mr. Cappiello assumed the role of chief financial officer on an interim basis effective November 13, 2007. Mr. Cappiello left the employment of the Company as of January 30, 2009.

(1)
Messrs. Crain, Paglinco, Goldfarb and Levin participated in the 2009 ESPP during 2009, and Messrs. Crain, Paglinco, Goldfarb and Cappiello each participated in the 2004 ESPP (a predecessor to the 2009 ESPP) during 2008. In connection therewith, (i) for 2009, each of Messrs. Crain, Paglinco and Goldfarb authorized payroll deductions equal to an aggregate of $21,250, and purchased an aggregate of 7,203 shares of Common Stock pursuant thereto as of December 31, 2009, and Mr. Levin authorized payroll deductions equal to an aggregate of $20,143, and purchased an aggregate of 6,828 shares of Common Stock pursuant thereto as of December 31, 2009 and (ii) for 2008, each of Messrs. Crain, Goldfarb and Cappiello authorized payroll deductions equal to an aggregate of $21,250, and each purchased an aggregate of 8,432 shares of Common Stock pursuant thereto as of December 31, 2008. Mr. Cappiello also participated in the 2004 ESPP during 2007. In connection therewith, he authorized payroll deductions equal to an aggregate of $21,250 for such year and purchased an aggregate of 1,629 shares of Common Stock pursuant thereto as of December 31, 2007. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2009 ESPP (which is substantially similar to the 2004 ESPP). See footnote (4) to the “2009 Grants of Plan Based Awards” table below for disclosure with respect to issuances of Common Stock under the 2009 ESPP in 2009.

(2)
Prior to his employment as President and Chief Executive Officer of the Company, Mr. Crain had provided consulting services to the Company since March 2007 for consideration of $45,833.33 per month ($396,236 in the aggregate). Such consulting arrangement was terminated as of December 4, 2007.

(3)
Mr. Levin was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2009. As a result, Mr. Levin was not entitled to any payment thereunder for 2009. However, as the Compensation Committee felt that Mr. Levin had earned the incentive compensation amount to which he would otherwise have been entitled, it used its discretion to award him such amount (which has been classified as a bonus in the table above). With respect to Mr. Cappiello in 2008, the amount represents the portion of his potential incentive compensation award (to be paid on a quarterly basis) that was guaranteed pursuant to the terms of his employment agreement with the Company. As: (i) this amount was not tied to any performance measure; and (ii) Mr. Cappiello was not entitled to any payments in respect of the IC Program for 2008 resulting from the timing of his departure from the employment of the Company, this amount has been classified as a bonus. With respect to Messrs. Cappiello and Goldfarb in 2007, the amount represents $75,000 awarded at the discretion of the Committee to each of them based on such individuals’ substantial efforts in achieving the Company’s goals with respect to the ongoing restructuring efforts in the Company’s gift segment. In addition, as Mr. Cappiello assumed the position of interim principal financial officer upon the retirement of Mr. O’Reardon as of November 13, 2007, he received a special one-time bonus of $25,000 in connection therewith.

(4)
Reflects the aggregate grant date fair value of awards for the years shown, computed in accordance with FASB ASC Topic 718, with respect to issuances of restricted stock and/or RSUs to the individuals in the table. Award values for 2007 were recalculated from amounts shown in prior proxy statements to reflect their grant date fair values, as required by current SEC rules. No restricted stock or RSUs were awarded to NEOs in 2008. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2009 can be found in the Original Filing, in footnote 16 to the Notes to Consolidated Financial Statements. Assumptions used in determining the grant date fair values for 2007 can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), n footnote 17 to the Notes to Consolidated Financial Statements. Further information regarding 2009 awards is included in the “2009 Grants of Plan-Based Awards” table below. As a result of the termination of his employment as of December 31, 2009, Mr. Levin forfeited 11,600 shares of restricted stock that were unvested at the time of termination. As a result of the termination of his employment as of January 30, 2009, Mr. Cappiello forfeited 3,120 shares of restricted stock that has not vested at the time of termination.

(5)
Reflects the aggregate grant date fair value of awards for the years shown, computed in accordance with FASB ASC Topic 718, with respect to issuances of options and/or SARs to the individuals in the table. Award values for years prior to 2009 were recalculated from amounts shown in prior proxy statements to reflect their grant date fair values, as required by current SEC rules. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2009 can be found in the Original Filing, in footnote 16 to the Notes to Consolidated Financial Statements. Assumptions used in determining the grant date fair values for 2008 and 2007 can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and 2007 10-K, respectively, in footnote 17 to the Notes to Consolidated Financial Statements. Further information regarding 2009 awards is included in the “2009 Grants of Plan-Based Awards” table below. As a result of the termination of his employment as of December 31, 2009, Mr. Levin forfeited: (i) 100,000 SARS which were unvested at the time of termination; (ii) 200,000 options that were vested but unexercised at the time of termination; and (iii) 90,100 options that were either unvested or vested but unexercised at the time of termination. As a result of the termination of his employment as of January 30, 2009, Mr. Cappiello forfeited: (i) 3,120 shares of restricted stock that has not vested at the time of termination, (ii) 36,700 options that were either unvested or vested but unexercised at the time of expiration of such options.

(6)	With respect to 2009, represents amounts earned under the IC Program for 2009.

For Mr. Crain in 2008, in lieu of a cash payment of $100,000 awarded to him under the individual goals and objective portion of his incentive compensation arrangements for 2008, Mr. Crain was issued 114,943 fully vested SARs (with an exercise price of $1.36 per SAR), which were issued to him on March 27, 2009. As this issuance was made in March of 2009, pursuant to current SEC rules it is included in the “2009 Grants of Plan-Based Awards” table below (although it was also included in such table in 2008).

With respect to Messrs. Cappiello and Goldfarb in 2008, includes $140,000 awarded to each of them under a transaction bonus plan based on their substantial efforts in achieving the Company’s goals with respect to the sale of the Company’s gift segment. With respect to Mr. Goldfarb in 2008, and Messrs. Goldfarb and Cappiello in 2007, also reflects payouts under the IC Program.

(7)	The perquisites and other personal benefits included within the “All Other Compensation” for each named executive officer are as follows:

					Income
			Annual		Recognized
			Premium		from
			for Long-	Annual	Provision of
		Annual	Term	Premium	Group	Extra	Contrib-
		Car	Disability	for Life	Term Life	Week	utions to
		Allow-	Insurance	Insurance	Insurance	Vacation	401(k) Plans	Other
Name	Year	ance ($)	($)(a)	($)(a)	($)(b)	($)(c)	($)(d)	($)(e)	Total ($)
Bruce Crain	2009	n/a	6,659	611	902	10,577	7,350	n/a	26,099
	2008	n/a	3,911	1,000	21	10,577	6,900	n/a	22,409
	2007	n/a	n/a	n/a	n/a	881	n/a	26,847	27,728
Guy Paglinco	2009	9,300	n/a	n/a	389	n/a	7,350	n/a	17,039
Marc Goldfarb	2009	13,200	n/a	n/a	497	n/a	7,350	n/a	21,047
	2008	13,200	n/a	n/a	21	6,252	4,600	n/a	24,073
	2007	13,200	n/a	n/a	183	6,312	707	n/a	20,402
Lawrence Bivona	2009	12,000	29	18	n/a	n/a	5,238	n/a	17,285
Michael Levin	2009	6,844	580	n/a	37	n/a	22,050	n/a	29,511
	2008	6,736	145	n/a	38	n/a	20,250	n/a	27,169
Anthony Cappiello	2009	1,371	n/a	n/a	n/a	n/a	n/a	405,579	406,950
	2008	13,200	n/a	n/a	21	6,773	6,900	27,859	54,753
	2007	13,200	n/a	n/a	494	6,563	6,442	20,358	47,057

(a)
Represents the cost of life insurance coverage provided to Mr. Crain and Mr. Bivona pursuant to their respective employment agreements, as well as the cost of long-term disability insurance for Messrs. Crain, Levin and Bivona pursuant to their respective employment agreements.

(b)	Such group term life insurance coverage is generally provided to all employees. Amounts represent the portion of the premium paid for amounts in excess of the limits for tax purposes.

(c)
Each corporate NEO is entitled to three weeks of paid vacation (as compared to Company policy based on tenure), which in 2009 reflects an extra week for Mr. Crain, and for 2008 and 2007 represents an extra week for Messrs. Crain, Cappiello and Goldfarb; Mr. Levin and Mr. Bivona received vacation allowances consistent with the policies at Kids Line and LaJobi for all periods presented.

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

(e)
With respect to Mr. Cappiello in 2009, consists of: (i) $323,583, representing severance payments to which he was entitled as a result of the termination of his employment as of January 30, 2009, paid in 11 equal monthly installments during 2009 following termination; (ii) $15,031, representing the approximate cost to the Company for Mr. Cappiello to remain on the Company’s health and dental insurance plan through 2009, (iii) $12,100, representing the continuation of Mr. Cappiello’s $1,100 per month car allowance for 11 months, and (iv) $54,865 for unused vacation. Mr. Cappiello was also entitled to an additional month of severance, health and dental insurance and car allowance, which was paid in January 2010 and is not included in the amounts included above. See “Actual Terminations in 2009” under the section captioned “Potential Payments Upon Termination or Change in Control” for a description of amounts payable to Mr. Cappiello in connection with his departure from the Company. With respect to Mr. Crain in 2007, consists of reimbursement of $25,000 for legal fees incurred in connection with his employment and consulting agreements with the Company, and $1,847 for tax preparation and financial planning services, each reimbursed to Mr. Crain in accordance with the provisions of his employment agreement with the Company. See “Employment Agreements and Arrangements” below. With respect to Mr. Cappiello for 2008 and 2007, consists of a housing allowance in accordance with the terms of his employment agreement.

2009 Grants of Plan-Based Awards
The following table provides information with respect to non-equity incentive plan awards to the NEOs in 2009 as well as equity awards made to the NEOs in 2009.

									All Other	All Other
									Stock	Option	Exercise
			Estimated Possible(1) Payouts			Estimated Future Payouts			Award:	Awards:	or Base
			Under Non-equity Incentive Plan			Under Equity Incentive Plan			Number	Number of	Price of	Grant Date
			Awards			Awards			of Shares	Securities	Option/	Fair Value of
			Thresh-			Thresh-			of Stock	Underlying	SAR	Stock and
		Grant	old	Target	Max	old	Target	Max	or Units	Options/SARs	Awards	Option
Name	Plan	Date	($)(2)	($)(2)	($)(2)	(#)	(#)	(#)	(#)	(#)	($/Sh)(6)	Awards ($)(7)

Bruce Crain(3)(4)	IC Program	—	61,875	412,500	715,000
		3/27/09								114,943	1.36	100,000
		2/24/09								150,000	1.53	135,000
Guy Paglinco(4)	IC Program	—	17,888	119,250	178,875
		8/14/09							5,000			26,700
		8/14/09								10,000	5.34	34,800
Marc Goldfarb(4)	IC Program	—	24,450	163,000	244,500
		2/24/09								50,000	1.53	45,000
Lawrence Bivona	IC Program	—	22,500	150,000	225,000
		2/24/09								75,000	1.53	67,500
Michael Levin(4)(5)	IC Program	—	65,625	328,125	568,750
		2/24/09								100,000	1.53	90,000
Anthony Cappiello		n/a

(1)
The numbers in the table represent potential payouts under the IC Program for 2009 with respect to all NEOs. Actual amounts earned by each NEO during 2009 are disclosed in the Summary Compensation Table above.

(2)
As is described more fully in the Compensation Discussion and Analysis above, whereas actual threshold, targets and maximums exist for the corporate component of the IC Program for all NEOs, NEOs (other than Mr. Levin, whose incentive compensation opportunity was based entirely upon achievement by the Company of specified EBITDA levels for Kids Line) could have earned between 0% — 150% of their Part B Amount (173.3% in the case of Messrs. Crain and Levin), approved in the discretion of the Compensation Committee, with respect to the individual goals and objectives component of the IC Program. For purposes of this table, we have assumed that 20% of the Part A Amount (the threshold amount for such component) and 0% of the Part B Amount was earned in the “Threshold” column (there is no “threshold” concept with respect to individual goals), 100% of each of the Part A Amount and Part B Amount was earned in the “Target” column, and the maximum amount awardable with respect to each of the Part A Amount and the Part B Amount was earned in the “Maximum” column.

(3)
In lieu of a cash payment of $100,000 deemed earned by Mr. Crain pursuant to his incentive compensation arrangements with respect to the 2008 fiscal year, Mr. Crain was awarded 114,943 immediately vested stock appreciation rights under the EI Plan, which may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and will be generally exercisable for 10 years from the date of grant. Although the SARs were issued in March of 2009, the incentive compensation to which the SARs relate was earned in 2008.

(4)
Messrs. Crain, Paglinco, Goldfarb and Levin participated in the 2009 ESPP during 2009. In connection therewith, for 2009, each of Messrs. Crain, Paglinco and Goldfarb authorized payroll deductions equal to an aggregate of $21,250, and purchased an aggregate of 7,203 shares of Common Stock pursuant thereto as of December 31, 2009, and Mr. Levin authorized payroll deductions equal to an aggregate of $20,143, and purchased an aggregate of 6,828 shares of Common Stock pursuant thereto as of December 31, 2009 See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2009 ESPP and a substantially similar predecessor plan.

(5)
Mr. Levin was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2009. As a result, Mr. Levin was not entitled to any payment thereunder. However, as the Compensation Committee felt that Mr. Levin had earned the incentive compensation amount to which he would otherwise have been entitled, it used its discretion to award him such amount (which has been classified as a bonus, and not as amounts earned under the IC Program). In addition, as a result of the termination of Mr. Levin’s employment with the Company, the 100,000 SARs granted to him on 2/24/09 expired upon such termination (as they were all unvested).

(6)	The exercise price of the stock options and SARs is equal to the closing price of our Common Stock on the NYSE on the date of grant.

(7)
Amounts represent the grant date fair value of: (i) the grant of SARs to each of Messrs. Crain (150,000), Goldfarb (50,000), Levin (100,000) and Bivona (75,000) during 2009, (ii) the grant of SARs (114,943) to Mr. Crain in lieu of cash amounts deemed earned by Mr. Crain in respect of his incentive compensation arrangements for 2008, and (iii) the grant to Mr. Paglinco of SARs (10,000) and RSUs (5,000) in 2009 in connection with his promotion to VP and CFO of the Company, in each case computed in accordance with FASB ASC Topic 718. All grants were made under the EI Plan. Assumptions used in determining the grant date fair values can be found in the Original Filing, in footnote 16 to the Notes to Consolidated Financial Statements.

Employment Contracts and Arrangements
Mr. Crain
As of December 4, 2007 (the “Commencement Date”), Mr. Crain entered into an agreement, amended as of August 10, 2009 (the “Crain Agreement”) with the Company, with respect to his employment as President and Chief Executive Officer of the Company, at an annual base salary of $550,000. Mr. Crain’s base salary may not be decreased during the term of his employment with the Company, and is subject to annual increase in the discretion of the Compensation Committee (his current base salary remains unchanged). The Company has also agreed to nominate him as a member of the Board during the term of the Crain Agreement. Commencing in 2008, Mr. Crain became eligible for an annual cash incentive compensation opportunity in an amount not less than 75% of his base salary at target and 130% at maximum. Mr. Crain’s performance goals in respect of such incentive compensation opportunity, which are established by the Compensation Committee annually in consultation with Mr. Crain, may not be established at levels that are more difficult to achieve than for other IC Program participants who have identical performance measures. The Compensation Committee determined that 75% of Mr. Crain’s incentive compensation opportunity for 2009 would be based upon achievement by the Company of the consolidated EBITDA Targets, and 25% would be based on achievement in five distinct categories of personal goals. The EBITDA Targets were achieved for 2009, and with respect to Mr. Crain’s personal goals, the Compensation Committee determined that Mr. Crain earned 100% of the applicable targets. (See CD&A above under the caption “2009 Incentive Compensation for Mr. Crain”).

Also pursuant to the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 85,000 shares of restricted stock under the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”), which vest ratably over a four-year period commencing one year after the Commencement Date. In addition, on December 5, 2007, Mr. Crain was granted 100,000 stock options pursuant to the 2004 Plan. Of the foregoing, 80,000 of such options vest ratably over a five-year period commencing one year after the Commencement Date, and will be generally exercisable for 10 years from the Commencement Date. The remaining 20,000 of such options became fully vested on the six-month anniversary of the Commencement Date and are generally exercisable for 10 years from the Commencement Date. An additional 20,000 options were granted to Mr. Crain on December 5, 2007 outside of the 2004 Plan (due to grant limitations therein), which vest ratably over a five-year period commencing one year after the Commencement Date, and are generally exercisable for 10 years from the Commencement Date. Pursuant to the Crain Agreement, an additional 100,000 options were granted to Mr. Crain on January 4, 2008 under the 2004 Plan, which options vest ratably over a five-year period commencing one year after the Commencement Date and will be generally exercisable for 10 years from the Commencement Date. Each grant of options and restricted stock described above (collectively, the “Equity Awards”, and as to the options only, the “Options”) were made pursuant to an option agreement or a restricted stock agreement, as applicable. The exercise price of the Options is the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Future equity grants are at the discretion of the Compensation Committee. See the “2009 Grants of Plan Based Awards” table for a description of equity granted to Mr. Crain in 2009.
Pursuant to the Crain Agreement, Mr. Crain is entitled to participate in the Company’s employee benefit plans and programs applicable to senior executives generally and on a basis no less favorable than those provided to other senior executives. In addition, Mr. Crain is entitled to life insurance coverage equal to 200% of his annual base salary (or the life insurance benefit under the Company’s life insurance program for senior executives if the latter would provide for a higher level of coverage), long-term disability benefits during the period of disability equal to 50% of his base salary (prior to offsets provided in the Company’s long-term disability plan) through the Company’s long-term disability plan and a supplemental disability program (the Company will use commercially reasonable best efforts to arrange for the provision of all or part of the supplemental disability benefit on a non-taxable basis to Mr. Crain), reimbursement for tax preparation and financial planning services not to exceed $5,000 annually, reimbursement for an annual physical examination and director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter in an annual amount equal to at least the greater of $5.0 million or the coverage provided to any other present or former senior executive or director of the Company. Mr. Crain was also entitled to reimbursement for his legal fees in connection with the Crain Agreement and the consulting arrangement he had with the Company prior to execution of the Crain Agreement, up to a maximum of $25,000, and outplacement services in the event of his termination without Cause or termination for Good Reason for a period of six months following such termination in an amount not to exceed $10,000. Mr. Crain is not a participant in the Company’s Severance Policy or Change in Control Plan (prior to its termination). Mr. Crain is entitled to three week’s vacation annually (one week more than he would be entitled to based on tenure). See footnote 7 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Crain during 2009.
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
If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason (subsequent to the 2009 amendment to the Crain Agreement, not in connection with a Change in Control), Mr. Crain will be entitled to receive his base salary earned through the date of termination and for a period of six months thereafter, bonus amounts earned for any prior year and not yet paid, continued life insurance coverage (as set forth in the Crain Agreement) for a period of six months following the date of termination, coverage under the Company’s medical and dental, if any, programs during the twelve-month period following the date of termination, and in the event of termination without Cause only, the pro-rata portion of his bonus for the year in which the date of termination occurs based on actual performance for such year. Also in the event of any such termination, the Equity Awards will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and the Options shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.

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
Prior to the 2009 amendment to the Crain Agreement (described below), in the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the Equity Awards will become immediately vested and/or non-forfeitable, as applicable, to the extent that such Equity Awards were scheduled to vest within three years of the date of such Change in Control, and the vesting dates of the Equity Awards that were not scheduled to vest within three years of the date of such Change in Control shall be accelerated by three years. Prior to the 2009 amendment to the Crain Agreement (described below), if the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, such Equity Awards that were scheduled to vest within three years of the date of termination, and which did not vest as described above, shall become vested and exercisable on the date of such Change in Control, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.
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
As of August 10, 2009, the Crain Agreement was amended (the “Amendment”) to, among other things, effect the changes set forth below. We deemed it appropriate and reasonable to enter into this Amendment in order to help ensure a smooth transition should a Change in Control occur, and to help eliminate from any decision-making process potential distractions caused by concerns over personal financial and employment security.
If Mr. Crain’s employment is terminated without Cause by the Company or by Mr. Crain with Good Reason, in either case within the 120 day period prior to or the 120 day period following a Change in Control (as defined in the Amendment), he will be entitled to receive: (i) his base salary for a period of 21 months after the termination date (instead of 6 months); and (ii) coverage under the Company’s life insurance programs for 12 months following the termination date (instead of 6 months). In addition, the Amendment specifies that bonus calculations with respect to such termination will be applied to the year in which the earlier of the termination date or the Change in Control occurs (the earlier of such dates, the “Trigger Date”), and will be based on actual targets (pro rated through the Trigger Date) and performance achieved through the Trigger Date (provided, if targets have not been set by the Company for the year in which the Trigger Date occurs, such bonus will be based on actual targets and performance achieved for the year prior to the year in which the Trigger Date occurs, and prorated as set forth above as if the Trigger Date occurred in such prior year), in each case with the amount of the bonus prorated for the period of the relevant year through the Trigger Date. Other benefits to which Mr. Crain is entitled in the event of a termination without Cause by the Company or for Good Reason by Mr. Crain remain substantially unchanged.

In the event of a Change in Control, all equity granted to Mr. Crain as of the date of the Amendment (“Current Equity”) will become immediately vested or non-forfeitable, as applicable (prior to the Amendment, equity awards granted pursuant to his original employment agreement would be accelerated by 3 years in such circumstance), and if a Change in Control occurs within 6 months following a termination of the employment of Mr. Crain without Cause, the remaining unvested portion of the Current Equity will vest, and any unexercised portion of the Current Equity will remain exercisable for one year following the Change in Control, or their respective expiration dates, whichever is earlier.
The definition of Change in Control was expanded to include specified additional triggers.
Mr. Paglinco
Mr. Paglinco was hired as Vice President — Corporate Controller of the Company in September 2006. He was promoted to Vice President and Chief Accounting Officer in November 2007, and assumed the additional role of interim Chief Financial Officer as of January 30, 2009. Effective August 14, 2009, he was promoted to Vice President and Chief Financial Officer of the Company. In connection therewith, his annual base salary was increased from $214,000 to $265,000, his Applicable Percentage under the Company’s IC Program was increased from 35% to 45% (effective for 2009), and he was issued 10,000 stock appreciation rights and 5,000 restricted stock units under the Company’s Equity Incentive Plan, each with a five-year vesting period, commencing on August 14, 2010. His employment is “at will”.
Pursuant to his current arrangement with the Company, Mr. Paglinco is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy, and receives a monthly car allowance. Mr. Paglinco is also entitled to three weeks annual vacation. In addition, the March 30, 2007 amendments to the Severance Policy are applicable to Mr. Paglinco; i.e., in the event such amendments are triggered, he will be entitled to receive payments and benefits under the Severance Policy for a period of 12 months following a qualified termination.
In addition, the Company issued a letter, effective August 7, 2009, to Mr. Paglinco (a “Change in Control Letter”), stating that if the Company consummates a Change in Control (as defined in the Amendment to the Crain Agreement) on or before April 30, 2010, and the employment of the officer is terminated without cause within the 120 day period prior to or the 120 day period following the consummation of such Change in Control, such officer will be entitled to the benefits set forth below, in addition to, and notwithstanding anything to the contrary in, the Severance Policy, the IC Program, the award agreement governing the relevant equity, or the plan pursuant to which such equity was issued. The Company deemed it appropriate and reasonable to enter into these letters in order to help ensure a smooth transition should a Change in Control occur, and to help eliminate from any decision-making process potential distractions caused by concerns over personal financial and employment security.
1. All equity granted to him as of August 14, 2009 will become immediately vested or non-forfeitable, as applicable, and if a Change in Control occurs following a termination of the employment of the officer without Cause (but on or prior to April 30, 2010), the remaining unvested portion of such equity will vest, and any unexercised portion will remain exercisable for 90 days following the Change in Control, or their respective expiration dates, whichever is earlier;
2. Severance payments under the Severance Policy will not be terminated in the event of subsequent employment of the officer; and

3. A pro rata portion of the officer’s IC bonus for the year in which the earlier of: (a) the termination date; and (b) the date of the consummation of the Change in Control (the earlier of such dates, the “Trigger Date”) occurs based on actual targets (pro rated through the Trigger Date) and performance achieved through the Trigger Date (provided, if targets have not been set by the Company for the year in which the Trigger Date occurs, such bonus will be based on actual targets and performance achieved for the year prior to the year in which the Trigger Date occurs, and prorated as set forth above as if the Trigger Date occurred in such prior year), in each case with the amount of the bonus prorated for the period of the relevant year through the Trigger Date.
Mr. Goldfarb
On September 26, 2005, Marc S. Goldfarb was hired as Vice President, General Counsel and Secretary of the Company at an annual base salary of $260,000. In accordance with the terms of his current employment arrangement with the Company, Mr. Goldfarb serves as Senior Vice President and General Counsel of the Company (as of May 31, 2006) and during 2009, his annual base salary was $325,080. Pursuant to his current arrangement, Mr. Goldfarb is entitled to participate in the IC Program, with an Applicable Percentage of 50%. Mr. Goldfarb was granted 40,000 stock options pursuant to the 2004 Plan in connection with the commencement of his employment. Future option grants are at the discretion of the Compensation Committee. See the “2009 Grants of Plan Based Awards” table for a description of equity granted to Mr. Goldfarb in 2009. His employment is “at will”.
Pursuant to his arrangement with the Company, Mr. Goldfarb is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy (with a guaranteed minimum of 8 months of severance thereunder), and receives a monthly car allowance. Mr. Goldfarb is also entitled to three weeks annual vacation. Mr. Goldfarb was a participant in the Change in Control Plan prior to its termination. In addition, the March 30, 2007 amendments to the Severance Policy are applicable to Mr. Goldfarb; i.e., in the event such amendments are triggered, Mr. Goldfarb will be entitled to receive payments and benefits under the Severance Policy for a period of 12 months following a qualified termination.
Mr. Goldfarb also received a Change in Control Letter.
Mr. Bivona
Lawrence Bivona serves as President of LaJobi, Inc. pursuant to an employment agreement dated as of April 2, 2008 (the “Bivona Agreement”), at an annual base salary of $300,000. Mr. Bivona is a participant in the IC Program, with an Applicable Percentage of 50% during 2009. In connection with the execution of and pursuant to the Bivona Agreement, Mr. Bivona was granted 28,000 stock options and 4,300 shares of restricted stock pursuant to the 2004 Plan. In addition, during each of 2009 and 2010 (provided he is a full-time employee), additional equity grants are to be made to Mr. Bivona, valued at $50,000. Additional annual equity grants are at the discretion of the Company. His employment is “at will”. See the “2009 Grants of Plan Based Awards” table for a description of equity granted to Mr. Bivona in 2009.
Pursuant to the terms of the Bivona Agreement, Mr. Bivona is entitled (i) to be included in any life insurance, disability insurance, medical, dental or health insurance, savings, pension and retirement plans and other similar benefit plans or programs (including, if applicable, any excess benefit or supplemental executive retirement plans) maintained by the Company for the benefit of its key executives (“Benefit Plans”); (ii) to be provided with any other perquisites generally provided to all other senior executives of the Company on terms no less favorable than those provided to any other such executive; (iii) to four weeks annual paid vacation and holiday leave per the terms of LaJobi’s employee policies manual in effect from time to time; (iv) to reimbursement for the cost of leasing and operating an automobile (including insurance and maintenance), up to a maximum reimbursement of $1,000 per month; (v) while Mr. Bivona is employed, to be included under any director’s and officer’s liability insurance policy maintained by LaJobi or the Company on terms and conditions (including scope, deductibles, etc.) no less favorable to him than those applicable to any person who is solely an officer and/or director of a subsidiary of the Company; and (vi) to an additional amount (the “Gross Up Payment”) if any payment made to him becomes subject to the excess tax provided for in Section 409A of the Internal Revenue Code (a “409A Violation”). The Gross Up Payment shall equal an amount such that after Mr. Bivona’s payment of all taxes, interest, and penalties imposed on the Gross Up Payment, he retains an amount of the Gross Up Payment equal to the sum of (A) the interest under Section 409A(a)(1)(B)(i)(I) of the Internal Revenue Code (the “Code”) resulting from the 409A Violation; (B) the additional tax under Section 409A(a)(1)(B)(i)(II) of the Code resulting from such 409A Violation; (C) any penalties resulting from such 409A Violation; and (D) if Mr. Bivona recognizes income prior to the taxable year that the income would have been included in his gross income in the absence of such 409A Violation, the amount of the taxes on the income recognized other than the additional tax under subclause (B). LaJobi will also indemnify Mr. Bivona for all costs, expenses, and reasonable attorney’s and paralegal’s fees incurred by him as a result of any audit by any tax authorities to the extent the same relates to the tax consequences of such 409A Violation (the “Indemnified Amount”). See footnote 7 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Bivona during 2009.

If Mr. Bivona’s employment is terminated due to his death, Disability, for Cause or without Good Reason (each as defined in the Bivona Agreement), he will be entitled to his salary through his final day of active employment, any unreimbursed expenses and any accrued but unused vacation pay. He will also be entitled to any benefits mandated under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) or required under the terms of any death, insurance or retirement plan, program or agreement provided by the Company and in which he participates (“Mandated Benefits”). If Mr. Bivona’s employment is terminated either without Cause or for Good Reason (each as defined in the Bivona Agreement), he will be entitled to: (i) his salary through his final date of active employment, any unreimbursed expenses and any accrued but unused vacation pay; and (ii) as severance, twelve (12) months of (a) Base Salary continuation, payable at the regular payroll periods of LaJobi and (b) continuation of participation in the Benefit Plans. As a condition to receiving such severance amounts, Mr. Bivona must execute a release of claims in an agreed-upon form within twenty-one (21) days after the date of termination. Mr. Bivona will not have the obligation to mitigate damages, and subsequent employment will not affect or alter the payment of any amounts payable to him under the Bivona Agreement. Additionally, Mr. Bivona will be entitled to any Mandated Benefits.
The Bivona Agreement includes non-solicitation agreements and restrictions against specified competitive activities during the period of his employment and, with respect to specified activities, for a period of 1 year thereafter.
Mr. Levin (last day of employment with the Company was December 31, 2009)
Mr. Levin, who joined the Company in December of 2004 upon the Company’s purchase of Kids Line, LLC, served as President and Chief Executive Officer of Kids Line, LLC until December 31, 2009, pursuant to an employment agreement dated March 12, 2008, amended as of August 10, 2009. As of January 1, 2008, his employment agreement provided for an annual base salary of $400,000, provided, that, at the discretion of the Compensation Committee, such base salary could have be increased to $475,000. For 2009, Mr. Levin’s base salary was $437,500. Mr. Levin was entitled to participate in the IC Program (based on Kids Line EBITDA with no individual component), with a potential compensation opportunity equal to 75% of his base salary at Target and 130% at the Maximum Target. Mr. Levin was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2009. As a result, Mr. Levin was not entitled to any payment thereunder. However, as the Committee felt that Mr. Levin had earned the incentive compensation amount to which he would otherwise have been entitled based on his performance and service to the Company through the end of the year, as well as his agreement to continue to provide certain consulting services to the Company subsequent to the termination of his employment on December 31, 2009, it used its discretion to award him such amount. (See CD&A above under the section “Establishing Corporate Objectives and Calculating the Corporate Component under the caption “Operation of the 2009 IC Program”).
In accordance with the terms of an amendment to his employment agreement effective August 10, 2009, commencing December 15, 2009, either party may terminate the agreement at will upon two weeks’ prior written notice. Under this provision, Mr. Levin would not be entitled to any severance payments, nor be subject to any mitigation duties or obligations. In accordance with this provision, Mr. Levin’s last day of employment with the Company was December 31, 2009.
If Mr. Levin’s employment was terminated due to death or disability, any IC Award would have been prorated based on the number of days that he was employed during the year based on actual performance through the remainder of the relevant year.

Mr. Levin was also eligible to participate in all benefit programs made generally available to executives of Kids Line, as the same may be modified from time to time. Further, throughout the period of his employment, Mr. Levin was entitled to the following perquisites: a monthly car allowance, a long-term disability insurance policy and four weeks’ annual vacation (consistent with Kids Line policy). See footnote 7 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Levin during 2009.
Mr. Levin’s employment agreement contains a one-year post-employment non-solicitation provision with respect to specified activities and persons.
Equity grants are at the discretion of the Compensation Committee.
See the Summary Compensation Table above for information with respect to compensation received by the NEOs under their employment agreements and arrangements during 2009.
Mr. Cappiello (left the employment of the Company as of January 30, 2009)
On July 27, 2005, the Company entered into an employment agreement, effective August 1, 2005 with Anthony Cappiello, with respect to his employment as Executive Vice President and Chief Administrative Officer of the Company. In accordance with the terms of his agreement, Mr. Cappiello was entitled to an annual base salary of $325,000, which could not be reduced (his 2009 base salary was $353,000). Mr. Cappiello assumed the position of interim principal financial officer upon the retirement of Mr. O’Reardon as of November 13, 2007, and in connection therewith, received a special one-time bonus of $25,000. Mr. Cappiello was also entitled to participate in the IC Program with an Applicable Percentage of 50%. In addition, after 3 months of continuous employment, Mr. Cappiello was granted 50,000 stock options pursuant to the 2004 Plan. Future option grants were at the discretion of the Compensation Committee of the Board. No equity was issued to Mr. Cappiello in 2008 or 2009.
Pursuant to his agreement, Mr. Cappiello was also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, and received a car allowance. Mr. Cappiello was entitled to three week’s annual vacation (one week more than he would be entitled to based on tenure). Mr. Cappiello was not a participant in the Company’s Severance Policy, but was a participant in the Company’s Change in Control Plan. In addition, Mr. Cappiello was entitled to an annual housing allowance, resulting in a reimbursement of $2,893 in 2009. His employment was “at will”.
In accordance with his agreement, in the event that Mr. Cappiello’s employment with the Company was terminated for any reason other than for cause, except in the case of a Change in Control in the Company, as defined in the Company’s Change in Control Plan (in which case severance would have been governed by the terms of such plan), he would be eligible to receive severance in accordance with the following schedule: (i) during the first 8 months following such termination, severance pay at the rate of 100% of his annual base salary in effect on the termination date (the “Termination Amount”), (ii) during the 9th and 10th months following such termination, severance pay at the rate of 75% of the Termination Amount, and (iii) during the 11th and 12th months following such termination, severance pay at the rate of 50% of the Termination Amount. All severance payments will be paid over the course of the severance period. During such severance period, Mr. Cappiello will be entitled to continue to participate in Company insurance plans (and will continue to receive his car allowance). All severance payments and benefits, however, will terminate if Mr. Cappiello obtains gainful employment during the severance period. In addition, the March 30, 2007 amendments to the Severance Policy are applicable to Mr. Cappiello (i.e., if triggered, Mr. Cappiello would be entitled to receive 100% of his annual base salary for a period of 12 months). Mr. Cappiello left the employment of the Company as of January 30, 2009. As the March 30, 2007 amendments to the Severance Policy were triggered in connection with his termination, Mr. Cappiello received substantially the payments and other benefits applicable to a termination by the Company without Cause as described above. See “Actual Terminations in 2009” below for a description of amounts payable to Mr. Cappiello as a result of the termination of his employment with the Company.

Termination of Employment and Change-In-Control Arrangements
(i) 40l(k) Plans
The Company offers eligible employees the opportunity to participate in a 401(k) Plan based on employees’ pretax salary deferrals with Company matching contributions. As a result of the Company’s historical acquisition strategy, the 401(k) Plans may differ among the Company and its subsidiaries. Participating employees may elect to contribute from 1% to 80% (but not in excess of the amount permitted by the Code, i.e., $16,500 in 2009, and $22,000 in 2009 for employees age 50 and older who elect to make catch-up contributions) of their compensation, on a pretax basis, to the 401(k) Plan. Because the 401(k) Plan is a qualified defined contribution plan, if certain highly compensated employees’ contributions exceed the amount prescribed by the Code, such contributions will be reduced or limited. Employees’ contributions are invested in one or more of several funds (as selected by each participating employee). The Company, LaJobi and Sassy match a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributes 3% (9% for Mr. Levin) of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). Under certain circumstances, the 401(k) Plan permits participants to make withdrawals or receive loans from the 401(k) Plan prior to retirement age. In light of economic conditions at the commencement of 2009, the Company temporarily suspended its matching contributions under its 401(k) (which were reinstated for the full year at the end of 2009).
(ii) Change in Control Plan
The Board adopted a Change in Control Severance Plan (the “Change in Control Plan”) effective January 29, 2003, as amended December 22, 2003, March 13, 2007 (to clarify a provision thereunder) and December 22, 2008. The Change in Control Plan was terminated by the Board on February 24, 2009, although such termination did not impair the rights of participants who experienced a qualifying termination prior to the termination of such plan. As a result, the Change in Control Plan is not applicable to NEOs currently employed by the Company. Details of the material terms of the Change in Control Plan can be found in the Company’s proxy statement for its 2009 Annual Meeting of Shareholders.
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
Benefits. If a DVP’s employment with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan), and not in connection with (i.e., occurring more than 6 months before or more than two years after) a Change in Control of the Company (as defined in the Change in Control Plan), such DVP will be paid “Severance Payments” ranging from a minimum amount equal to 4 months of such DVP’s base salary in effect on the date of termination, exclusive of any bonuses or commissions (“Current Salary”) to a maximum amount equal to 12 months of such DVP’s Current Salary, depending on the period of time that such DVP was employed by the Company at the time of such termination. The time period on which Severance Payments are based (i.e., 4 months of total employment, 6 months of total employment, etc.) shall be the “Severance Period”. Severance Payments will be paid over the course of the relevant Severance Period in accordance with the Company’s regular salary payment schedule (not in a lump sum), unless otherwise required by Section 409A of the Code (in which case payments will be made in the manner set forth in the Severance Policy). As of March 30, 2007, the Company amended the Severance Policy to specify that notwithstanding anything to the contrary therein, in the event that the employment of specified DVPs is terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated DVP will be extended by an additional 4 months up to a maximum Severance Period of 12 months.

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
Termination of Severance Payments. If the terminated DVP obtains gainful employment during the Severance Period, the Amendment provides that Severance Payments will terminate on the date that such new employment commences.
Amendment. The Company reserves the right to amend, in whole or in part, or terminate, the Severance Policy, provided that no amendment to the Severance Policy will become effective (as to a person covered thereby prior to such amendment) prior to the date which is six months from the date such amendment is approved by the Board or the Compensation Committee, and provided further that an amendment may become effective earlier if it will result in the avoidance of the excise tax and/or interest imposed under Section 409A of the Code without materially diminishing the economic benefit to a DVP.
General Release. As a condition to the receipt of any Severance Payments, each terminated DVP will be required to execute the Company’s form of General Release, which provides generally for the following: (i) an irrevocable release by the DVP of existing or future claims against the Company and specified related parties arising out of the performance of services to or on behalf of the Company by such DVP through the date of such release, (ii) an agreement by the DVP to keep all non-public information pertaining to the Company and specified parties confidential, (iii) an agreement by the DVP not to disparage the Company or specified related persons and (iv) an affirmation by the DVP of his/her obligations under or pursuant to any restrictive covenant (non-compete) agreements that such DVP signed with the Company. In the event that such release is not executed within 45 days of its delivery to the relevant DVP, such DVP will be entitled to only one week of severance pay for each year of service, with a maximum severance payment equal to six (6) weeks of severance pay, less any applicable withholdings, in addition to medical and dental insurance coverage (if enrolled therein on the date of termination of employment), paid by the Company, until the end of the month of termination. Thereafter, the DVP will be entitled to continue his/her medical and dental insurance coverage, at his/her expense, pursuant to the provisions of COBRA.
Rights Under Other Agreements. The Amendment supersedes any other agreement between the Company and a DVP that provides for lesser benefits with respect to the type of termination covered thereby in effect on the effective date of the Amendment or thereafter.
Equity Incentive Plan
The Board adopted the Equity Incentive Plan (the “EI Plan”) on June 3, 2008, and the EI Plan was approved by the Company’s shareholders as of July 10, 2008. The EI Plan is a successor to the 2004 Plan (defined below), which terminated as of the date of such approval (although outstanding awards thereunder will continue to be covered by its terms).
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

2009 Outstanding Equity Awards at Fiscal Year End
The following table sets forth information with respect to outstanding equity awards for the NEOs as of December 31, 2009 (the table does not include equity grants made in 2010).

	Option Awards							Stock Awards
											Equity
											Incentive	Equity
											Plan	Incentive
											Awards:	Plan
											Number	Awards:
											of	Market or
					Equity						Unearned	Payout
					Incentive Plan					Market	Shares,	Value of
					Awards:					Value of	Units or	Unearned
	Number of		Number of		Number of			Number of		Shares or	Other	Shares,
	Securities		Securities		Securities			Shares or		Units of	rights	Units or
	Underlying		Underlying		Underlying			Units of		Stock that	that have	Other
	Unexercised		Unexercised		Unexercised	Option/SAR	Option/SAR	Stock that		have not	not	Rights that
	Options/SARs (#)		Options/SARs (#)		Unearned	Exercise Price	Expiration	have not		Vested	Vested	have not
Name	Exercisable		Unexercisable		Options (#)	($)	Date	Vested (#)		($)(7)	(#)	Vested (#)
Bruce Crain	52,000	(1)	48,000	(1)	n/a	16.05	12/4/17				n/a	n/a
	8,000	(2)	12,000	(2)		16.05	12/4/17
	40,000	(3)	60,000	(3)		14.83	12/4/17
			150,000	(4)		1.53	2/24/19
	114,943	(5)				1.36	3/27/19
								42,500	(6)	186,150
Guy Paglinco	4,000	(8)	6,000	(8)	n/a	14.90	8/10/17				n/a	n/a
	2,780	(9)	11,120	(9)		6.43	10/6/18
			10,000	(10)		5.34	8/14/19
								1,500	(11)	6,570
								1,520	(12)	6,658
								5,000	(13)	21,900
Marc Goldfarb	20,000	(14)			n/a	11.52	12/16/15				n/a	n/a
	9,880	(15)	14,820	(15)		16.77	12/27/17
			50,000	(4)		1.53	2/24/19
								2,160	(16)	9461
Lawrence Bivona	5,600	(17)	22,400	(17)	n/a	13.65	4/3/18				n/a	n/a
			75,000	(4)		1.53	2/24/19
								3,440	(18)	15,067
Michael Levin*	n/a		n/a		n/a	n/a	n/a	n/a		n/a	n/a	n/a
Anthony Cappiello*	n/a		n/a		n/a	n/a	n/a	n/a		n/a	n/a	n/a

*
As a result of the termination of the employment of Mr. Cappiello as of January 30, 2009, and Mr. Levin as of December 31, 2009, all unexercised and/or unvested equity awards were cancelled on or prior to December 31, 2009.

(1)
Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 100,000 stock options pursuant to the 2004 Plan at an exercise price of $16.05. Of the foregoing, 80,000 of such options vest ratably over a five year period commencing December 4, 2008, and the remaining 20,000 of such options became fully vested on the six-month anniversary of the commencement date of his employment. All such options are generally exercisable for a period of 10 years from December 4, 2007. If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of all such options will be cancelled or immediately forfeited, as applicable, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, such option will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability, such option will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term. In the event of a Change of Control (as defined in the Crain Agreement, as amended), whether or not termination of employment occurs, the Crain Option will become immediately vested. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of the Crain Option that remains unvested shall become vested and exercisable on the date of such Change in Control, and any unexercised portion of the Crain Option shall remain exercisable for the shorter of one year following the date of the Change of Control and the remainder of their term. The acceleration provisions described above are referred to as the “Crain Acceleration Provisions”.

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

(4)
Represent SARS granted under the EI Plan on February 24, 2009 (total grant of: 150,000 SARs to Mr. Crain; 50,000 SARs to Mr. Goldfarb; 75,000 SARs to Mr. Bivona; and 100,000 SARs to Mr. Levin), which vest ratably over a period of 5 years commencing February 24, 2010, may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of 10 years from the date of grant. In the event of disability or death of the SAR holder while in the employ of the Company, all such unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If the SAR holder retires (as defined in the relevant 401(k) Plan, vested unexercised SARs may be exercised within one year of such retirement of the remaining term of the grant, if earlier. If the option holder’s employment is terminated for any other reason, any unexercised SARs will be cancelled and deemed terminated immediately, except that if employment is terminated by the Company for other than “Cause” (as defined in the EI Plan), all unexercised options, to the extent vested, may be exercised within 90 days of the termination date (or the SAR period, if shorter). The foregoing provisions are referred to as the “Acceleration Provisions” (notwithstanding the foregoing, however, with respect to Mr. Crain, the Crain Acceleration Provisions apply to this award). Other provisions governing the grants are set forth in the EI Plan (described in “EI Plan” above).

(5)
Represent 114,943 immediately vested SARS issued to Mr. Crain under the EI Plan on March 27, 2009, in lieu of a cash payment of $100,000 deemed earned by Mr. Crain pursuant to his incentive compensation arrangements with respect to the 2008 fiscal year. The SARs may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and will be generally exercisable for 10 years from the date of grant. Although the SARs were issued in March of 2009, the incentive compensation to which the SARs relate was earned in 2008 and is reported in the Summary Compensation Table above in 2008 as Non-Equity Incentive Plan Compensation.

(6)
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

(7)	Calculated using the closing price of the Company’s Common Stock on December 31, 2009 ($4.38).

(8)
Represents 10,000 options issued to Mr. Paglinco on August 10, 2007 under the 2004 Plan. The Options vest ratably over a 5-year period, commencing on August 10, 2008, and are generally exercisable for a period of 10 years. In the event of retirement, disability or death of the option holder while in the employ of the Company or within one year after such date, all such unexercised options will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If the option holder’s employment is terminated for any other reason, any unexercised options will be cancelled and deemed terminated immediately, except that if employment is terminated by the Company for other than “Cause” (as defined in the 2004 Plan), all unexercised options, to the extent vested, may be exercised within 30 days of the termination date or the option period, if shorter, if the grant was made prior to August 10, 2007, or 90 days of the termination date or the option period, if shorter, if the grant was, like this grant, made on or after August 10, 2007. The foregoing provisions are referred to as the “2004 Acceleration Provisions”. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(9)
Represents 13,900 SARS granted on October 6, 2008 under the EI Plan. The SARs vest ratably over a period of 5 years commencing October 6, 2009, may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of 10 years from the date of grant. The Acceleration Provisions apply to this grant.

(10)
Represents 10,000 SARS granted on August 14, 2009 under the EI Plan in connection with the promotion of Mr. Paglinco to VP and CFO. The SARs vest ratably over a period of 5 years commencing August 14, 2019, may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of 10 years from the date of grant. The Acceleration Provisions apply to this grant.

(11)
Represents 2,500 shares of restricted stock issued to Mr. Paglinco on August 10, 2007 under the 2004 Plan. The restricted stock vests ratably over a 5-year period, commencing on the first anniversary of the date of grant. All non-vested restricted stock is forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of retirement, Disability (as defined in the 2004 Plan) or death, in which case all restrictions lapse as of the date of the relevant event (the “Restricted Stock Provisions”). Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(12)
Represents a grant of 1,900 RSUs on October 6, 2008 pursuant to the EI Plan. The RSUs vest ratably over a 5-year period, commencing on October 6, 2009, and may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee. All non-vested RSUs are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of Disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event (the “RSU Provisions”). Other provisions governing the grants are set forth in the EI Plan (described in “Equity Incentive Plan” above).

(13)
Represents a grant of 5,000 RSUs on August 14, 2009 pursuant to the EI Plan in connection with Mr. Paglinco’s promotion to VP and CFO. The RSUs vest ratably over a 5-year period, commencing on August 14, 2010, and may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee. The RSU Provisions apply to this grant. Other provisions governing the grants are set forth in the EI Plan (described in “Equity Incentive Plan” above).

(14)
Represents the unexercised portion of 40,000 options granted under the 2004 Plan 90 days following the commencement of employment of Mr. Goldfarb. Under the original grant terms, all of the referenced options vest and become exercisable ratably over five years (20% per year) commencing on the first anniversary of the date of grant; however, all such options were deemed vested as of December 28, 2005. The 2004 Acceleration Provisions apply to this grant. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(15)
Represents 24,700 options granted under the 2004 Plan on December 27, 2007, which vest ratably over a five-year period commencing December 27, 2008, and are generally exercisable for a period of 10 years from the date of grant. The 2004 Acceleration Provisions are applicable to this grants. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(16)
Represents 3,600 restricted stock granted under the 2004 Plan on December 27, 2007, which vests ratably over a five-year period commencing December 27, 2008. The Restricted Stock Provisions apply to this grant. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(17)
Represents a grant of 28,000 options issued under the 2004 Plan on April 3, 2008, which vest ratably over a five-year period commencing April 3, 2009, and are generally exercisable for a period of 10 years from the date of grant. The 2004 Acceleration Provisions are applicable to this grant. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(18)
Represents a total grant of 4,300 shares of restricted stock granted under the 2004 Plan on April 3, 2008, which vests ratably over a five-year period commencing April 3, 2009. The Restricted Stock Provisions apply to this grant. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

2009 Option Exercises and Stock Vested
The following table sets forth the number of shares of Company Common Stock acquired by NEOs during 2009 upon the exercise of options or SARs and the number of shares with respect to which restrictions on restricted stock or RSUs held by NEOs lapsed as of December 31, 2009.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Bruce Crain	n/a	n/a	21,250	99,663	(1)
Guy Paglinco	n/a	n/a	880	5,105	(2)
Marc Goldfarb	n/a	n/a	720	2,794	(3)
Lawrence Bivona	n/a	n/a	860	1,307	(4)
Michael Levin	n/a	n/a	11,600	45,008	(5)
Anthony Cappiello	n/a	n/a	n/a	n/a

(1)
The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on December 7, 2009, the next business day after the applicable vesting date of his restricted stock of December 5, 2009 ($4.69).

(2)
The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on August 10, 2009 ($5.65) with respect to the vesting of 500 shares of restricted stock and on October 6, 2009 ($6.00) with respect to the vesting of 380 RSUs.

(3)
The aggregate dollar amount realized on vesting was computed using the closing price on the NYSE for the Company’s Common Stock on December 28, 2009 ($3.88), the next business day after the applicable vesting date of his restricted stock of December 27, 2009.

(4)	The aggregate dollar amount realized on the vesting of his restricted stock was computed using the closing price for the Company’s Common Stock on the NYSE on April 3, 2009 ($1.52).

(5)
The aggregate dollar amount realized on vesting was computed using the closing price on the NYSE for the Company’s Common Stock on December 28, 2009 ($3.88), the next business day after the applicable vesting date of his restricted stock of December 27, 2009.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Our named executive officers may receive compensation in connection with the termination of their employment. The nature and amount of such compensation depend on whether their employment terminates as a result of: (i) death; (ii) disability; (iii) retirement; (iv) termination by the Company without cause (either in connection with a change in control or not) or termination by the executive with good reason; or (v) termination by the Company for cause or termination by the executive without good reason. Estimates of the compensation that each of our named executive officers would be entitled to receive under each of these termination circumstances is described in the following tables, assuming that their employment terminated on December 31, 2009, the last business day of such year (note that as the Change in Control Plan was terminated on February 24, 2009, and as no change of control as defined therein occurred within the 24-month period prior thereto, the provisions of such plan would not apply to a termination on December 31, 2009, and is therefore not discussed below). In addition, the following tables do not reflect: (i) additional or alternate payments or benefits provided under individual employment agreements between the Company and each of Messrs. Crain and Bivona, which are discussed separately below under the caption “Individual Termination/Change in Control Arrangements”; or (ii) arrangements with respect to Messrs. Cappiello and Levin, whose employment with the Company terminated in 2009, and are discussed separately below under the caption “Actual Terminations in 2009”. Further, the following tables do not include payments under the Company’s (or its subsidiaries’) 401k plans, or the Company’s life insurance or disability plans, as these plans are available to all salaried employees generally and do not discriminate in scope, terms or operation, in favor of our executive officers.
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
For a description of: (i) triggering events that provide for payments and benefits set forth in the following tables; (ii) payment schedules and duration with respect to such payments and benefits; and (iii) how appropriate payment and benefit levels are determined under such triggering events, please see the section captioned “Termination of Employment and Change in Control Arrangements” above, which set forth such matters in detail. The value of SAR acceleration is equal to the difference between the market price of the Company’s Common Stock on December 31, 2009 ($4.38) and the exercise price of the relevant SARs, multiplied by the number of SARs that would accelerate as a result of the triggering event (the exercise prices of all outstanding options were in excess of such price on such date). The value of the restricted stock and RSU acceleration in the tables below is equal to the market price of the Company’s Common Stock on December 31, 2009 multiplied by the number of shares of restricted stock or RSUs that become vested or non-forfeitable as a result of the triggering event.
Note that if an NEO is terminated with cause or by the NEO without good reason, such NEO will be entitled to the payment of amounts that have accrued at the time of termination, but have not been paid (other than payments under the IC program, for which a participant must be in the employ of the Company at the time of payment, which is typically in March following the year of determination).

Termination as a Result of a Change in Control
The Company issued a letter, effective August 7, 2009, to each of Mr. Paglinco and Mr. Goldfarb (a “Change in Control Letter”), stating that if the Company consummates a Change in Control (as defined in the Amendment to the Crain Agreement) on or before April 30, 2010, and the employment of the officer is terminated without cause within the 120 day period prior to or the 120 day period following the consummation of such Change in Control, such officer will be entitled to the benefits set forth below, in addition to, and notwithstanding anything to the contrary in, the Severance Policy, the IC Program, the award agreement governing the relevant equity, or the plan pursuant to which such equity was issued. For purposes of this table, we have assumed that a qualifying Change of Control occurs within the 120 day period after a 12/31/09 termination, making 12/31/09 the “Trigger Date” as described below.

			IC Amount
	SAR	Restricted	(Assuming a
	Acceleration	Stock/RSU	Trigger Date of
NEO	($)(1)	Acceleration ($)(1)	12/31) ($)(2)	Total ($)
Guy Paglinco	0	35,128	122,214	157,342
Marc Goldfarb	142,500	9,461	167,051	319,012

(1)
Pursuant to the Change in Control Letters, all equity granted of August 14, 2009 will become immediately vested or non-forfeitable, as applicable, and any unexercised portion will remain exercisable for 90 days following the Change in Control, or their respective expiration dates, whichever is earlier. All options and SARs other than the SARs issued on February 24, 2009 had exercise prices in excess of $4.38.

(2)
A pro rata portion of the officer’s IC bonus for the year in which the earlier of: (a) the termination date; and (b) the date of the consummation of the Change in Control (the earlier of such dates, the “Trigger Date”) occurs based on actual targets (pro rated through the Trigger Date) and performance achieved through the Trigger Date (provided, if targets have not been set by the Company for the year in which the Trigger Date occurs, such bonus will be based on actual targets and performance achieved for the year prior to the year in which the Trigger Date occurs, and prorated as set forth above as if the Trigger Date occurred in such prior year), in each case with the amount of the bonus prorated for the period of the relevant year through the Trigger Date. A December 31, 2009 Trigger Date would result in payment of the officer’s entire IC bonus for 2009.

Termination as a Result of Disability or Death*

		Restricted Stock/RSU
NEO	SAR Acceleration ($)	Acceleration ($)	Total ($)
Guy Paglinco	0	35,128	35,128
Marc Goldfarb	142,500	9,461	151,961
Lawrence Bivona	213,750	15,067	228,817

*
As described above, the table does not include disability compensation under the Company’s disability benefit plans, or death benefits under the Company’s life insurance plans. NEOs are not otherwise entitled to compensation in the event of death or disability beyond compensation and benefits accrued at the time of such event and the accelerated vesting of equity awards under the agreements governing such awards (other than Mr. Crain, whose compensation in the event of death or disability is governed by the terms of his individual employment agreement with the Company discussed below). Only the SARs granted in February of 2009 had exercise prices below $4.38. Generally, in the event of disability or death of a SAR holder while in the employ of the Company, all such unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. All non-vested RSUs are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of Disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event. All non-vested shares of restricted stock are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of retirement, Disability (as defined in the relevant plan) or death, in which case all restrictions lapse as of the date of the relevant event.

Termination as a Result of Retirement*

		Restricted Stock
NEO	SAR Acceleration	Acceleration	Total
Guy Paglinco	n/a	6,570	6,570
Marc Goldfarb	n/a	9,461	9,461
Lawrence Bivona	n/a	15,067	15,067

*
As described above, the table does not include amounts payable under the Company’s or its subsidiaries’ 401k plans. NEOs are not otherwise entitled to compensation in the event of retirement beyond compensation and benefits accrued at the time of such event and the accelerated vesting of equity awards under the agreements governing such awards (other than Mr. Crain, whose compensation in the event of retirement is governed by the terms of his individual employment agreement with the Company discussed below). Only the SARs granted in February of 2009 had exercise prices below $4.38. Generally, if a SAR holder retires (as defined in the relevant 401(k) Plan), vested unexercised SARs may be exercised within one year of such retirement of the remaining term of the grant, if earlier. All non-vested RSUs are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of Disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event. All non-vested shares of restricted stock are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of retirement, Disability (as defined in the relevant plan) or death, in which case all restrictions lapse as of the date of the relevant event.

Terminations Under the Severance Policy*

NEO	Cash	Other Benefits (1)	Total
Guy Paglinco	176,667	22,082	198,749
Marc Goldfarb	216,720	22,732	239,452

*
If the employment of an NEO with the Company is terminated by the Company without “Cause” (as defined in the Change in Control Plan), such NEO is entitled to the benefits of the Severance Policy (other than Messrs. Crain and Bivona, whose individual employment agreements govern such terminations, as is discussed below). In order to receive the payments and benefits provided by the Severance Policy, the participant must execute the Company’s General Release, described in “Severance Policy” under the section captioned “Termination of Employment and Change-In-Control Arrangements” above.

(1)
Represents cost to the Company for each of Messrs. Goldfarb and Paglinco: (i) to remain on the Company’s health and dental insurance plan ($20,532 each), during the applicable severance period, and (ii) for car allowance and related reimbursements ($2,200 and $1,550, respectively), for 60 days following termination.

(2)
Represents 8 month’s of severance under the Severance Policy, which is the minimum amount each of Mr. Goldfarb and Mr. Paglinco are entitled to pursuant to their respective employment arrangements with the Company. See “Employment Agreements and Arrangements” above. In addition, if the employment of Mr. Goldfarb or Mr. Paglinco is terminated in connection with the consummation of certain corporate transactions (in accordance with the March 2007 amendment to the Severance Policy), the severance payments and benefits applicable to him will be extended by an additional 4 months up to a maximum of 12 months.

Individual Termination/Change in Control Arrangements
Mr. Crain
Assuming that an appropriate triggering event took place on December 31, 2009, Mr. Crain would have been entitled to the following payments and benefits pursuant to the Crain Agreement, as amended (Mr. Crain does not participate in the Company’s Severance Policy), described in detail in the section captioned “Employment Contracts and Arrangements” above. The value of the SAR acceleration is equal to the difference between the market price of the Company’s Common Stock on December 31, 2009 ($4.38) and the exercise price of the relevant SARs multiplied by the number of SARs that would accelerate as a result of the termination. As the exercise prices of all outstanding unvested options/SARs held by Mr. Crain as of December 31, 2009 were in excess of this amount other than the 150,000 SARS issued to him on February 24, 2009, no amounts are recognized below with respect to any option acceleration triggered by qualified terminations other than with respect to the February 2009 SARS. The value of the restricted stock acceleration is equal to the market price of the Company’s Common Stock on December 31, 2009 multiplied by the number of shares of restricted stock that become vested or non-forfeitable as a result of the termination. In addition to the total amounts set forth below, Mr. Crain is entitled to director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter in an annual amount equal to at least the greater of $5.0 million or the coverage provided to any other present or former senior executive or director of the Company. No incremental expense will be incurred to provide this benefit.
A. Termination by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement): No additional benefit assuming base salary and bonus amounts earned for prior periods as of the date of termination had been paid. In addition, the unvested portion of his equity awards will be cancelled or immediately forfeited, as applicable, and any unexercised, vested portion of his options and SARs shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.
B(1). Termination by the Company without Cause or by Mr. Crain for Good Reason, and not in connection with a Change in Control (each as defined in the Crain Agreement, as amended), assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:
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
(ii) $427,536 in respect of incentive compensation amounts (under the Crain Agreement, in the event of a termination without Cause only, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year);
(iii) $801, representing the cost to the Company for continued life insurance coverage for Mr. Crain for a period of six months following termination;
(iv) $5,124, representing the cost to the Company for Mr. Crain to remain on the Company’s health and dental insurance plan through the first anniversary of his termination;
(v) $10,000, representing the maximum amount payable for outplacement services for a period of six months following termination; and
(vi) $186,150, representing restricted stock acceleration;
for a total of $904,611.
B(2). Termination by the Company without Cause or by Mr. Crain for Good Reason (each as defined in the Crain Agreement, in either case within the 120 day period prior to or the 120 day period following a Change in Control), assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid (for purposes of the payout set forth below, we have assumed that a qualifying Change of Control occurs within the 120-day period after a 12/31/09 termination, making 12/31/09 the “Trigger Date” (as defined above):
(i) $962,500, representing 100% of his annual base salary for a period of 21 months following termination, which amount shall be paid commencing on the first day of the month following the Termination Date and on the first day of each of the next 20 months thereafter, provided, however, that any payment(s) that would be made under such schedule after March 15 of the year following the Termination Date shall instead be paid on March 1st of the year following the termination date;

(ii) $427,536, in respect of incentive compensation amounts (assuming a Trigger Date of 12/31/09);
(iii) $1,602, representing the cost to the Company for continued life insurance coverage for Mr. Crain for a period of 12 months following termination;
(iv) $5,124, representing the cost to the Company for Mr. Crain to remain on the Company’s health and dental insurance plan through the first anniversary of his termination; and
(v) $10,000, representing the maximum amount payable for outplacement services for a period of six months following termination;
for a total of $979,316.
C. Termination by the Company as a result of Disability (as defined in the Crain Agreement), assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:
(i) $3,600,000, representing benefits equal to 50% of Mr. Crain’s base salary payable to Mr. Crain under a long-term disability insurance policy for an assumed period of sixteen years (until Mr. Crain reaches retirement age).
(ii) $427,536 in respect of incentive compensation amounts (under the Crain Agreement, in the event of a termination as a result of Disability, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year); and
(iii) $427,500, representing SAR acceleration, and $186,150 representing restricted stock acceleration;
for a total of $4,641,186.
D. Termination by the Company as a result of death, assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:
(i) $1,100,000 representing life insurance benefits under an insurance policy equal to 200% of his base salary;
(ii) $427,536 in respect of incentive compensation amounts (under the Crain Agreement, in the event of a termination as a result of his death, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year); and
(iii) $427,500, representing SAR acceleration, and $186,150, representing restricted stock acceleration;
for a total of $2,141,186.
E. Change of Control (as defined in the Crain Agreement), whether or not a termination of employment occurs: $427,500 representing SAR acceleration, and $186,150, representing restricted stock acceleration.
F. Change of Control occurring within six months following a termination without Cause (in addition to the amounts and benefits described in Item “B(1) or (2)” above, as applicable, for the termination without Cause): $427,500 in SAR acceleration.

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
Mr. Bivona
If Mr. Bivona’s employment is terminated due to his death, Disability, for Cause or without Good Reason (each as defined in the Bivona Agreement), he will be entitled to his salary through his final day of active employment, any unreimbursed expenses and any accrued but unused vacation pay. He will also be entitled to any benefits mandated under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) or required under the terms of any death, insurance or retirement plan, program or agreement provided by the Company and in which he participates (“Mandated Benefits”).
If Mr. Bivona’s employment is terminated either without Cause or for Good Reason (each as defined in the Bivona Agreement), he will be entitled to: (i) his salary through his final date of active employment, any unreimbursed expenses and any accrued but unused vacation pay; and (ii) as severance, twelve (12) months of (a) Base Salary continuation ($300,000, assuming a termination date of 12/31/09), payable at the regular payroll periods of LaJobi and (b) continuation of participation in the Benefit Plans ($7,437), for a total of $307,437 (for (ii)(a) and (b).
As a condition to receiving such severance amounts, Mr. Bivona must execute a release of claims in an agreed-upon form within twenty-one (21) days after the date of termination. Mr. Bivona will not have the obligation to mitigate damages, and subsequent employment will not affect or alter the payment of any amounts payable to him under the Bivona Agreement. Additionally, Mr. Bivona will be entitled to any Mandated Benefits.

In addition, Mr. Bivona is entitled to an additional amount (the “Gross Up Payment”) if any payment made to him becomes subject to the excess tax provided for in Section 409A of the Internal Revenue Code (a “409A Violation”). The Gross Up Payment shall equal an amount such that after Mr. Bivona’s payment of all taxes, interest, and penalties imposed on the Gross Up Payment, he retains an amount of the Gross Up Payment equal to the sum of (A) the interest under Section 409A(a)(1)(B)(i)(I) of the Internal Revenue Code (the “Code”) resulting from the 409A Violation; (B) the additional tax under Section 409A(a)(1)(B)(i)(II) of the Code resulting from such 409A Violation; (C) any penalties resulting from such 409A Violation; and (D) if Mr. Bivona recognizes income prior to the taxable year that the income would have been included in his gross income in the absence of such 409A Violation, the amount of the taxes on the income recognized other than the additional tax under subclause (B). LaJobi will also indemnify Mr. Bivona for all costs, expenses, and reasonable attorney’s and paralegal’s fees incurred by him as a result of any audit by any tax authorities to the extent the same relates to the tax consequences of such 409A Violation (the “Indemnified Amount”).
The SAR acceleration and restricted stock acceleration applicable in the event of Mr. Bivona’s death, disability or retirement is included in the tables above captioned “Termination as a Result of Disability or Death”, and “Termination as a Result of Retirement.”
Actual Terminations in 2009
Mr. Cappiello
Mr. Cappiello’s employment with the Company was terminated on January 30, 2009. As a result, Mr. Cappiello was entitled to the following payments and benefits pursuant to his employment agreement with the Company, described in detail in “Employment Agreements and Arrangements” above.
A. $353,004, which is comprised of $29,417 for each of the first 12 months following such termination, paid in accordance with the provisions of the Severance Policy; and
B. $29,598, representing the cost to the Company (x) for Mr. Cappiello to remain on the Company’s health and dental insurance plan ($16,398) during the 12 months following the termination, and (y) for his car allowance ($13,200) for 12 months following the termination;
for a total of $382,602.
In connection with the payments and benefits set forth above, Mr. Cappiello executed the Company’s General Release, described under “Severance Policy” above.
Mr. Levin
Mr. Levin’s last day of employment with the Company was December 31, 2009. Mr. Levin was not entitled to any severance payments, nor shall Mr. Levin have any mitigation duties or obligations. Mr. Levin was no longer employed by the Company at the time of payment of amounts earned under the IC Program for 2009. As a result, Mr. Levin was not entitled to any payment thereunder. However, as the Committee felt that Mr. Levin had earned the incentive compensation amount to which he would otherwise have been entitled based on his performance and service to the Company through the end of the year, as well as his agreement to continue to provide certain consulting services to the Company subsequent to the termination of his employment on December 31, 2009, it used its discretion to award him such amount ($359,000).

2009 Director Compensation (1)

						Change in
						Pension Value
	Fees					and
	Earned			Option	Non-Equity	Nonqualified
	or Paid in		Stock	Awards	Incentive Plan	Deferred	All Other
	Cash		Awards	(3)(4)(5)	Compensation	Compensation	Compensation		Total
Name	($)(2)		($)	($)	($)	Earnings ($)	($)		($)
Raphael Benaroya	29,167		n/a	10,028	n/a	n/a	169,864	(7)	209,059
Mario Ciampi	42,250		n/a	10,028	n/a	n/a	n/a		52,278
Fred Horowitz	50,500		n/a	10,028	n/a	n/a	n/a		60,528
Lauren Krueger	37,500	(6)	n/a	10,028	n/a	n/a	n/a		47,528
Salvatore Salibello	37,500		n/a	10,028	n/a	n/a	n/a		47,528
John Schaefer	31,250		n/a	10,028	n/a	n/a	n/a		41,278
Michael Zimmerman	27,500		n/a	10,028	n/a	n/a	n/a		37,528

(1)
Mr. Crain is not included in the table, as he received no additional compensation for his service as a director. Ms. Krueger disclaims beneficial ownership of the option awards pertaining to her service as director, which terminated as of March 30, 2010.

(2)	Reflects board retainer fees and board and committee attendance fees.

(3)
Reflects the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718, with respect to issuances of options to the individuals in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2009 can be found in the Original Filing, in footnote 16 to the Notes to Consolidated Financial Statements.

(4)
Each non-employee director received an option for 15,000 shares on each of September 22, 2009 at an exercise price of $6.63 per share and July 10, 2008 at an exercise price of $7.28 per share, each of which vests ratably over a five-year period commencing on the first anniversary of the date of grant. Each of Messrs. Benaroya, Ciampi, Horowitz, Salibello and Zimmerman received an option for 15,000 shares on December 27, 2007 at an exercise price of $16.77 per share, which vests ratably over a five-year period commencing December 27, 2008. Each of Messrs. Benaroya, Horowitz, Salibello and Zimmerman received an option for 15,000 shares on November 1, 2006 at an exercise price of $15.05 per share, which vests ratably over a five-year period commencing November 1, 2007. Mr. Benaroya received an option for 15,000 shares on May 4, 2005 at an exercise price of $13.06 per share, which vested in full as of December 28, 2005.

(5)
Outstanding option awards at December 31, 2009 for each person who was a director in 2009 (other than Mr. Crain, whose equity is set forth in the “2009 Outstanding Equity Awards at Fiscal Year End” table above) are as follows:

	Outstanding Option	Vested Portion of Outstanding
Name	Awards at 12/31/09	Option Awards at 12/31/09
Raphael Benaroya	75,000	33,000
Mario Ciampi	45,000	9,000
Fred Horowitz	60,000	18,000
Lauren Krueger	45,000	9,000
Salvatore Salibello	60,000	18,000
John Schaefer	30,000	3,000
Michael Zimmerman	60,000	18,000

(6)	Ms. Krueger’s director’s fees were paid in each case directly to D. E. Shaw & Co., L.P.

(7)	Represents amounts paid to Mr. Benaroya with respect to his expanded role as Chairman of the Board, in lieu of regular director’s and committee fees, from April 1, 2009 through October 13, 2009.
Directors who are employees of the Company receive no additional compensation for services as a director (for this reason, Mr. Crain, who served as a director during 2009, is not included in the foregoing tables); however, all directors are reimbursed for out-of-pocket expenses incurred in connection therewith. In addition, the following compensation arrangements applied to each director in 2009 who was not an officer or other employee of the Company (“Non-Employee Directors”) (Mr. Benaroya’s compensation as a Non-Employee Director between April and October of 2009 is described under the section captioned “Transactions with Related Persons” below): (i) an annual retainer for service as a director of $15,000; (ii) a fee for attendance at each Board meeting of $1,250, except that the Chairman of the Board, if any, receives $2,000 for each Board meeting attended; (iii) a fee for attendance at each Audit Committee meeting of $1,500, except that the Chairman of the Audit Committee receives $2,000 for each Audit Committee meeting attended; and (iv) a fee for attendance at each Board committee meeting, other than the Audit Committee, of $1,250, except that the Chairman of such committee receives $2,000 for each committee meeting attended. In addition, Non-Employee Directors are entitled to reimbursement of $2,000 per day for participation in any directors’ retreat attended during the year (there were none during 2009). Further, it is the current intention of the Board to grant to each Non-Employee Director, on the date of each Annual Meeting of Shareholders immediately following which such Non-Employee Director is serving on the Board, awards under the Company’s Equity Incentive Plan with an aggregate value on the date of grant consistent with the Board’s then-current policy, to the extent such awards are available for issuance under such plan.
Prior to the adoption of the Equity Incentive Plan as of July 10, 2008, Non-Employee Directors were eligible to receive non-qualified stock options under the Company’s 2004 Plan. See “Equity Incentive Plan” above for a description of the material terms of the EI Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth, as of April 25, 2010, the shares of Common Stock beneficially owned by each director and nominee for director of the Company, each named executive officer of the Company and by all directors and executive officers of the Company as a group. None of the shares of Common Stock beneficially owned by directors or nominees as set forth in the table below constitute directors’ qualifying shares nor have any of the shares set forth in the table below been pledged as security.

			Shares of Common		Total Shares of
	Shares of Common		Stock Acquirable		Common Stock	% of
Name of Director, Officer	Stock Beneficially		Within 60 days		Beneficially	Outstanding
or Identity of Group	Owned (1)(15)		(2)(15)		Owned (15)	Common Stock
Raphael Benaroya	18,405	(3)	33,000	(4)	51,405	*
Lawrence Bivona (5)	4,300		11,200		15,500	*
Anthony Cappiello (6)	780		—		780	*
Mario Ciampi	—		9,000	(7)	9,000	*
Bruce G. Crain (8)	100,635		100,000		200,635	*
Marc S. Goldfarb (9)	19,235		29,880		49,115	*
Frederick Horowitz	—		18,000	(12)	18,000	*
Michael Levin (10)	23,200		0		23,200	*
Guy Paglinco (11)	23,687		4,000		27,687	*
Salvatore Salibello	5,000		18,000	(12)	23,000	*
John Schaefer	—		3,000	(13)	3,000	*
Michael Zimmerman (14)	4,399,733		18,000	(12)	4,417,733	20.5%
All directors and officers as a group (15 persons)	4,596,415		253,280		4,849,695	22.2%

*	Less than 1%.

(1)	Each individual has the sole power to vote and dispose of the shares of Common Stock set forth in the table, except as provided in footnote 14 below.

(2)	Consists of shares subject to stock options granted by the Company that are exercisable within 60 days of April 25, 2010.

(3)	Excludes 315 shares owned by Mr. Benaroya’s wife, of which Mr. Benaroya disclaims beneficial ownership.

(4)	Excludes 42,000 options not exercisable within 60 days of April 25, 2010.

(5)
Includes 2,580 shares of restricted stock whose restrictions have not lapsed as of April 25, 2010, but with respect to which Mr. Bivona has sole voting power; excludes 12,000 RSUs which will not vest within 60 days of April 25, 2010, and when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Bivona; excludes 16,800 options not exercisable within 60 days of April 25, 2010; and excludes (i) 15,000 SARs, which are vested but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and (ii) 95,000 SARs that are not exercisable within 60 days of April 25, 2010, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Bivona.

(6)
Reflects most recently available public information. As a result of the termination of the employment of Mr. Cappiello unvested equity awards were cancelled as of January 30, 2009 and all vested equity awards were cancelled as of April 30, 2009 to the extent unexercised.

(7)	Excludes 36,000 options not exercisable within 60 days of April 25, 2010.

(8)
Includes 42,500 shares of restricted stock whose restrictions have not lapsed as of April 25, 2010, but with respect to which Mr. Crain has sole voting power; excludes 120,000 options and 36,000 RSUs not exercisable within 60 days of April 25, 2010; and excludes (i) 144,943 SARs, which are all vested but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and (ii) 223,000 SARs that are not exercisable within 60 days of April 25, 2010, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Crain.

(9)
Includes 2,160 shares of restricted stock whose restrictions have not lapsed as of April 25, 2010, but with respect to which Mr. Goldfarb has sole voting power; excludes 14,820 options and 12,000 RSUs not exercisable within 60 days of April 25, 2010; and excludes (i) 10,000 SARs, which are vested but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and (ii) 75,000 SARs that are not exercisable within 60 days of April 25, 2010, and which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Goldfarb.

(10)
Reflects most recently available public information. As a result of the termination of the employment of Mr. Levin, all unexercised and/or unvested equity awards were cancelled on or prior to December 31, 2009.

(11)
Includes 1,500 shares of restricted stock whose restrictions have not lapsed as of April 25, 2010, but with respect to which Mr. Paglinco has sole voting power; excludes 16,520 RSUs which will not vest within 60 days of April 25, 2010, and when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Paglinco; excludes 6,000 options not exercisable within 60 days of April 25, 2010; and excludes (i) 2,780 SARs, which are vested but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and (ii) 49,120 SARs that are not exercisable within 60 days of April 25, 2010, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Paglinco.

(12)	Excludes 42,000 options not exercisable within 60 days of April 25, 2010.

(13)	Excludes 27,000 options not exercisable within 60 days of April 25, 2010.

(14)	See footnote (1) in the “Security Ownership of Certain Beneficial Owners” table set forth below.

(15)	Information provided from public filings of the relevant individuals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth, as of April 25, 2010, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock: (i) the name and address of such owner, (ii) the number of shares beneficially owned, and (iii) the percentage of the total number of shares of Common Stock outstanding so owned.

	Number of Shares		Percent of
Name and Address of Beneficial Owner	Beneficially Owned		Class*
Prentice Capital Management, LP	4,399,733	(1)	20.4%
623 Fifth Avenue New York, NY 10022
Michael Zimmerman c/o Prentice Capital Management, LP 623 Fifth Avenue New York, NY 10022	4,417,733	(1)	20.5%
D.E. Shaw Laminar Portfolios, L.L.C.	4,408,733	(2)	20.4%
120 West 45th Street, 39th Floor Tower 45 New York, NY 10036
Dimensional Fund Advisors LP	1,270,853	(3)	5.9%
1299 Ocean Avenue Santa Monica, CA 90401
Barclays Global Investors, NA.	1,247,784	(4)	5.8%
Barclays Global Fund Advisors 400 Howard Street San Francisco, CA 94105
DePrince, Race & Zollo, Inc.	1,234,691	(5)	5.7%
250 Park Ave. South, Suite 250 Winter Park, Florida 32789

*
Note that because the beneficial ownership of certain of the shares of Common Stock listed herein is shared by certain of such beneficial owners, as determined pursuant to the rules of the SEC, the percentages set forth in this table aggregate to a higher number than would be reflected without the listing of such shared ownership.

(1)
Based on a Schedule 13D filed on August 14, 2006 by Prentice Capital Management, L.P. (“Prentice”) and Michael Zimmerman as reporting persons (the “Prentice 13D”) and information provided to us by Prentice and Mr. Zimmerman subsequent to such filing. Prentice serves as investment manager to private investment funds and managed accounts (the “Managed Entities”), and as such, has voting and dispositive authority over the shares beneficially owned by such Managed Entities, and may therefore be deemed to be the beneficial owner of such shares. Prior to April 13, 2010, the Managed Entities and the numbers of shares of our common stock owned by them were as follows:

Prentice Capital Partners, LP	100,340
Prentice Capital Partners QP, LP	484,357
Prentice Capital Offshore, Ltd	1,063,272
GPC XLIII, LLC	230,335
S.A.C. Capital Associates, LLC	1,289,504
PEC I, LLC	351,979
Prentice Special Opportunities Master, L.P.	646,252
Prentice Special Opportunities, LP	233,694

As of April 13, 2010, all the shares of Common Stock of the Company owned by the entities set forth above other than S.A.C. Capital Associates, LLC (the “Original Entities”) were transferred to Prentice Consumer Partners, LP, an affiliate of Prentice and the Original Entities. As a result, Prentice Consumer Partners, LP is bound by, and has become a party to, the IRA in the place of the Original Entities. Therefore, subsequent to April 13, 2010, the Managed Entities consist of : Prentice Consumer Partners, LP (owning 3,110,229 shares) and S.A.C. Capital Associates, LLC (owning 1,289,504 shares).

Mr. Zimmerman is the managing member of Prentice Management GP, LLC, the general partner of Prentice. As such, he may be deemed to control Prentice and the Managed Entities, and may therefore also be deemed to be the beneficial owner of the shares beneficially owned by such listed entities. In addition, Prentice and Mr. Zimmerman may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, and have reported shared voting and dispositive power with respect to the shares listed as beneficially owned by the listed entities in the table, however, each of Prentice and Mr. Zimmerman disclaims beneficial ownership of all such shares, except to the extent of their pecuniary interest therein. In addition, Mr. Zimmerman was granted options to purchase 15,000 shares of Common Stock on each of November 1, 2006, December 27, 2007, July 10, 2008, and September 22, 2009 for his service as a director of the Company. Each such grant vests ratably over a 5-year period commencing on the first anniversary of the date of grant. As a result, the number of shares reported in the table as beneficially owned by Mr. Zimmerman includes options to purchase 18,000 shares of Common Stock, all of which are currently vested.

(2)
Based on a Schedule 13D filed on August 18, 2006 (the “Laminar 13D”) by D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), D. E. Shaw & Co., L.P., a Delaware limited partnership (“DESCO LP”), D. E. Shaw & Co., L.L.C., a Delaware limited liability company (“DESCO LLC”), and David E. Shaw, and information provided to us by Laminar subsequent to such filing. Laminar has the power to vote or to direct the vote of (and the power to dispose or direct the disposition of) the shares listed in the Laminar 13D (which are all held directly by Laminar and are referred to in this note as the “subject shares”). DESCO LP, as Laminar’s investment adviser, and DESCO LLC, as Laminar’s managing member, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the subject shares. As managing member of DESCO LLC, D. E. Shaw & Co. II, Inc., a Delaware corporation (“DESCO II, Inc.”) may be deemed to have the shared power to vote or to direct the vote of (and the shared power to dispose or direct the disposition of) the subject shares. As general partner of DESCO LP, D. E. Shaw & Co., Inc., a Delaware corporation (“DESCO, Inc.”), may be deemed to have the shared power to vote or to direct the vote of (and the shared power to dispose or direct the disposition of) the subject shares. None of DESCO LP, DESCO LLC, DESCO, Inc., or DESCO II, Inc., owns any shares of our common stock directly and each such entity disclaims beneficial ownership of the subject shares. David E. Shaw does not own any shares of our common stock directly. By virtue of David E. Shaw’s position as president and sole shareholder of DESCO, Inc., which is the general partner of DESCO LP, and by virtue of David E. Shaw’s position as president and sole shareholder of DESCO II, Inc., which is the managing member of DESCO LLC, David E. Shaw may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the subject shares and, therefore, David E. Shaw may be deemed to be the indirect beneficial owner of the subject shares. David E. Shaw disclaims beneficial ownership of the subject shares. In addition, Lauren Krueger, a Vice President of an affiliate of Laminar (until March 31, 2010), was granted options to purchase 15,000 shares of Common Stock on each of December 27, 2007, July 10, 2008 and September 22, 2009 for her service as a director of the Company. Each such grant vests ratably over a 5-year period commencing on the first anniversary of the date of grant. In accordance with Forms 4 filed by Ms. Krueger, under agreement with DESCO LP, Ms. Krueger is deemed to hold such options for the benefit of DESCO LP, and must exercise or otherwise dispose of such options solely upon the direction of DESCO LP. DESCO LP is entitled to the shares due upon exercise of such options, to the extent they are vested (all of which expire on June 30, 2010). As a result, the number of shares reported in the table as beneficially owned by Laminar includes options to purchase 9,000 shares of Common Stock, all of which are currently vested.

(3)
As reported in Amendment No. 3 to Schedule 13G filed on February 8, 2010 by Dimensional Fund Advisors LP (the “Dimensional 13G/A”). Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, neither Dimensional or its subsidiaries possess investment and/or voting power over the securities described in the Dimensional 13G/A that are owned by the Funds, and may be deemed to be the beneficial owner of such securities. Dimensional has reported the sole power to vote or direct the vote with respect to 1,262,650 of the shares covered by the Dimensional 13G/A, and the sole power to dispose or direct the disposition of all shares covered by the Dimensional 13G/A (1,270,853), however, all securities reported in the Dimensional 13G/A are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, as reported in the Dimensional 13G/A, the interest of any one such Fund does not exceed 5% of the class of such securities.

(4)
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

(5)
In accordance with a Schedule 13G filed on February 11, 2010, DePrince, Race & Zollo, Inc., an investment adviser, has the sole power to vote and dispose of all of the shares covered by its Schedule 13G.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
Lawrence Bivona, an executive officer of the Company, along with members of his family, established L&J Industries, in Asia. This entity provides quality control services to LaJobi for goods being shipped from Asian ports. The Company has used this service since April 2008. For the year ended December 31, 2009 and the three months ended March 31, 2010, the Company incurred costs totaling approximately $1.0 million and $0.3 million, respectively, related to the services provided, which costs were based on the actual, direct costs incurred by L&J Industries for such individuals.
CoCaLo contracts for warehousing and distribution services from a company that, until October 15, 2009, has a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an executive officer of the Company. This company is currently owned by unrelated parties but the spouse of Renee Pepys Lowe is still a manager of the business. For the year ended December 31, 2009, CoCoLo paid approximately $2.2 million to such company for such services, and has paid approximately $0.6 million for such services for the first quarter of 2010. In addition, CoCaLo rented certain office space from the same company at an annual rental cost of approximately $137,000 for 2009 (the lease expired 12/31/09 and was not renewed).
As of August 10, 2006, the Company entered into the IRA with the Prentice Buyers and Laminar, pursuant to which the Company has, subject to specified limitations, agreed to nominate for election with respect to all stockholders meetings or consents concerning the election of members of the Board, two Prentice Directors and two Laminar Directors. The current Prentice Directors are Messrs. Ciampi and Zimmerman. Mr. Ciampi is a partner of Prentice and Mr. Zimmerman is the Managing Member of the general partner of Prentice and the CEO of Prentice. The current Laminar Director is Mr. Schaefer (Ms. Krueger resigned from the Board effective March 30, 2010 in connection with her resignation from her employment with an affiliate of Laminar, and a new Laminar Director has yet to be identified). Mr. Schaefer was a director of an affiliate of Laminar during 2008 until February 2009, and Ms. Krueger was an executive officer of an affiliate of Laminar until March 31, 2010. The Company has also granted certain registration rights to the Prentice and Laminar. See the Company’s Current Report on Form 8-K dated August 14, 2006, with respect to further details regarding the IRA. In addition, Mr. Benaroya, the Chairman of the Board of the Company, was a consultant for DES (until March 2010).

From April 1, 2009 to October 13, 2009, Mr. Benaroya was retained by the Company to perform an expanded role as Chairman of the Board. During such period, Mr. Benaroya was paid approximately $170,000, which amount was in lieu of regular director and committee fees.
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

Independence Determinations
The Board of Directors of the Company (the “Board”) undertakes a review of director independence each year, and conducted such a review in March 2010 (the “March Review”). During the March Review, the Board considered transactions and relationships between (i) each then-director, entities with which such director is affiliated and/or any member of such director’s immediate family and (ii) the Company and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that such director is “independent” in accordance with applicable rules and regulations of the New York Stock Exchange (the “NYSE”), applicable law, and the rules and regulations of the SEC. The Board based its determinations primarily on a review of the responses of such persons to questions regarding employment and compensation history, affiliations and family and other relationships between the Company, the directors, and entities with which such directors are affiliated, discussions and analyses with respect to the foregoing, and the recommendations of the Nominating/Governance Committee.
As a result of the March Review and similar reviews conducted prior thereto, the Board affirmatively determined that all persons who served as directors of the Company during any part of the 2009 calendar year, and current directors, were and are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Crain, and as of April 22, 2009, Mr. Benaroya. Each current member of the Company’s Compensation Committee, Nominating/Governance Committee and Audit Committee is independent is accordance with such standards as well (Mr. Benaroya resigned from the Nominating/Governance Committee as of April 22, 2009). Mr. Crain is not independent as a result of his employment as President and CEO of the Company. Mr. Benaroya is not independent as of April 22, 2009, as a result of his expanded role as Chairman of the Board (which terminated in October of 2009).
In determining that each of the other directors is or was (for the period that such individual was a director) independent, in addition to confirming that none of the automatic disqualifications required by the NYSE are (or were) applicable to such directors, the Board also affirmatively determined that each such person has (or had) no direct or indirect material relationship with the Company or its subsidiaries. In making these determinations, the NYSE has noted that as its concern is independence from management, it does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding. Note also that as the Purchases were consummated in August of 2006, relationships with the Foundation and/or other Berrie entities were relevant in 2009 only for the NYSE automatic disqualifications (which in certain instances have a 3-year “look back” period). As stated above, none of the automatic disqualifications were applicable to any individuals who were directors during 2009. Certain directors have relationships with other directors and/or stockholders of the Company and the Company from time to time has relationships with entities with which certain of such persons are affiliated. All such relationships were considered by the Board in making its independence determinations, whether or not expressly prohibited by the NYSE.
The Board’s specific determinations with respect to “material relationships” for each individual who was a director at any time during 2009 (for such period that such individual was a director, as applicable) are set forth below.
Mr. Benaroya (current director): The following analysis pertains to the period prior to April 22, 2009 (the date Mr. Benaroya was deemed not independent as a result of his expanded role as Chairman of the Board, which terminated in October of 2009).
Relevant Facts: From April 1, 2008 until March 2010, Mr. Benaroya acted as a consultant for D. E. Shaw & Co., L.P. (“DES”), which is an affiliate and investment advisor of Laminar.
Determination: As Mr. Benaroya’s relationship with DES did not constitute a relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he has no direct material relationship with the Company based on his consultancy. As a consultant to an affiliate of Laminar, which owns approximately 20.4% of the Company’s outstanding stock and is a party to the IRA, however, he may be deemed to have an indirect relationship with the Company. As the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Benaroya’s position with DES did not affect its determination that he is independent.

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
Determination: Mr. Ciampi’s relationship with Prentice does not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As a partner of Prentice, which owns approximately 20.4% of the Company’s outstanding stock and is a party to the IRA, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Ciampi’s position with Prentice did not affect its determination that he is independent. Finally, Mr. Ciampi’s relationship with TRC does not constitute a direct relationship with the Company or its consolidated subsidiaries. Based on the fact that Mr. Ciampi is a director of TRC at the request of the Company, and not a shareholder, partner or officer thereof, the Board also determined that this indirect relationship with the Company is not material.
Mr. Horowitz (current director): As Mr. Horowitz has no direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he was deemed independent.
Ms. Krueger (director and Laminar designee until March 30, 2010):
Relevant Facts: Ms. Krueger was a vice president of D. E. Shaw group’s credit-related opportunities unit and a vice president of DES (until March 31, 2010).
Determination: Ms. Krueger’s relationship with the D.E. Shaw entities does not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As an officer of an affiliate of Laminar, which owns approximately 20.4% of the Company’s outstanding stock and is a party to the IRA, she may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Ms. Krueger’s position with the D.E. Shaw entities did not affect its determination that she was independent.
Mr. Salibello (current director): As Mr. Salibello has no direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he was deemed independent.
Mr. Schaefer (current director; Laminar designee):
Relevant Facts: Mr. Schaefer served on the board of directors of a company controlled by Laminar during 2009.
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
Determination: Mr. Zimmerman’s relationship with Prentice does not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As an executive officer of Prentice, which owns approximately 20.4% of the Company’s outstanding stock and is a party to the IRA, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Zimmerman’s position with Prentice did not affect its determination that he is independent.

Board Leadership Structure
Currently, we separate the roles of Chairman of the Board of Directors and Chief Executive Officer. Separating these roles allows our CEO to focus on the day-to-day management of our business and our Chairman, a non-management director, to lead the Board and focus on providing advice and independent oversight of management. Given the time and effort that is required of each of these positions and our preference to have a non-management director lead our Board, we currently believe it is best to separate these roles. However, neither our bylaws nor our corporate governance guidelines requires that we separate these roles and the Board does not have a policy on whether the same person should serve as both the CEO and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-management directors. Our Board believes that it should have the flexibility to make these determinations from time to time in the way that it believes best to provide appropriate leadership for the Company under then-existing circumstances.
Board Diversity Policy
The Nominating/Governance Committee and the Board believe that diversity along multiple dimensions, including opinions, skills, perspectives, personal and professional experiences and other differentiating characteristics, is an important element of its nomination recommendations. As stated in our policies with respect to minimum qualifications for Board members, the Board seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board. Accordingly, Board candidates are considered based upon various criteria, including, but not limited to, their broad-based business and professional skills and experiences, concern for the long-term interests of the shareholders, and their reputation, personal integrity and judgment. In addition, directors must have sufficient time available to devote to Board activities and to enhance their knowledge of the consumer goods and related industries. The Board considers each nominee in the context of the Board as a whole, with the objective of assembling a Board that can best maintain the success of our business. Although the Board does not have a formal diversity policy, the Nominating/Governance Committee periodically reviews the Board’s membership in light of our business model and strategic objectives, considers whether the directors possess the requisite skills, experience and perspectives to oversee the Company in achieving those goals, and may seek additional directors from time to time as a result of its considerations. Qualified candidates are considered without regard to race, color, religion, sex, ancestry, national origin or disability.
Risk Oversight
Companies face a variety of risks. It is management’s responsibility to assess and manage the various risks that the Company faces, and the Board’s responsibility to oversee management in this effort. Management generally believes that the Company faces risks in the following categories: strategic, operational, financial and compliance. The Board believes that an effective risk management system will: (i) timely identify the material risks that the Company faces; (ii) communicate necessary information with respect to material risks to senior executives, and as appropriate, to the Board or relevant Board committee, (iii) implement appropriate and responsive risk management strategies consistent with the Company’s risk profile, and (iv) integrate risk management into the Company’s decision-making.
In exercising its oversight, the Board has allocated some areas of focus to its committees and has retained areas of focus for itself, as more fully described below. The Board as a whole has oversight responsibility for the Company’s strategic and operational risks (e.g., major initiatives, competitive markets and products, sales and marketing, and research and development). Throughout the year the CEO discusses these risks with the Board during strategy reviews that focus on a particular business or function. Our Audit Committee has oversight responsibility for financial risk (such as accounting, finance, internal controls and tax strategy). Oversight responsibility for compliance risk is shared among the Board committees. For example, the Audit Committee oversees compliance with the Company’s code of conduct and finance- and accounting-related laws and policies; the Compensation Committee oversees compliance with the Company’s executive compensation plans and related laws and policies, and annually evaluates whether the compensation arrangements of the Company’s employees incentivize unnecessary and excessive risk-taking; and the Nominating/Governance Committee oversees compliance with governance-related laws and policies, including the Company’s corporate governance guidelines. The Audit Committee oversees the Company’s approach to risk management as a whole. As set forth in our Audit Committee Charter, the Audit Committee reviews and discusses periodically with management the Company’s major financial risk exposures, the steps taken to monitor and control such exposures and policies with respect to risk assessment and risk management, including discussions of guidelines and policies to govern the process by which risk assessment and management is undertaken.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
The aggregate fees billed by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2009, and certifications, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year) were $747,820. The aggregate fees billed by KPMG for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2008, and certifications, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year) were $1,509,000.
AUDIT-RELATED FEES
The aggregate fees billed by KPMG for assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements that are not already reported above under the caption “Audit Fees” totaled $48,500 for the fiscal year ended December 31, 2009, and $46,000 for the fiscal year ended December 31, 2008, which fees were billed in each year for an employee benefit plan audit.
TAX FEES
The aggregate fees billed by KPMG for professional services for tax advisory services totaled $12,000 for the fiscal year ended December 31, 2009 and $59,900 (reflecting fees for a transfer pricing study) for the fiscal year ended December 31, 2008.
ALL OTHER FEES
Other than as set forth above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” there were no other services rendered or fees billed by KPMG for the fiscal year ended December 31, 2009 or for the fiscal year ended December 31, 2008.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
Under its charter, the Audit Committee has the sole authority to retain and replace the Company’s independent registered public accounting firm, and to approve, in advance, all audit engagement fees and terms, as well as all non-audit engagements permitted by law with the independent registered public accounting firm. Each of the individual engagements for the services described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2009 and 2008 were approved by the Audit Committee in advance of the engagement of KPMG for any such services in accordance with the provisions of Regulation S-X Rule 2-01(c)(7)(i)(A).

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

10.9	Amended and Restated Trademark Purchase Agreement, dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (17)

10.10	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)

10.11	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)

10.12	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)

10.13	Incentive Compensation Program adopted on March 11, 2005*(19)

10.14	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Kid Brands, Inc. and Mr. Anthony Cappiello*(20)

10.15	Employment Agreement dated September 26, 2005, between Kid Brands, Inc. and Marc S. Goldfarb.*(21)

10.16	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006.*(22)

10.17	Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(24)

10.18	Employment Agreement, dated as of December 4, 2007, between the Company and Bruce G. Crain*.(25)

10.19	Bruce G. Crain Incentive Compensation Letter.* (10)

10.20	Stockholders Agreement, dated as of December 23, 2008, among Kid Brands, Inc., The Russ Companies, Inc. and Encore Investors II, Inc. (4)

10.21	License Agreement, dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (4)

10.22	Licensor Agreement, dated as of December 23, 2008, among RB Trademark Holdco, LLC, Wells Fargo Bank, National Association, and The Russ Companies, Inc. (4)

10.23	Transition Services Agreement, dated as of December 23, 2008, between Kid Brands, Inc. and The Russ Companies, Inc. (4)

10.24	Secured Promissory Note, dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc. for the benefit of Kid Brands, Inc. (4)

10.25	Guaranty, dated as of December 23, 2008, among The Encore Group, Inc., the other guarantors specified therein and Kid Brands, Inc. (4)

10.26	Subordinated Security Agreement, dated as of December 23, 2008, among The Russ Companies, Inc., The Encore Group, Inc., the other parties specified therein and Kid Brands, Inc. (4)

10.27	Intercreditor Agreement, dated as of December 23, 2008, between Kid Brands, Inc. and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc. (4)

10.28	Amended and Restated Change in Control Severance Plan*(4)

10.29	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(8)

10.30	Equity Incentive Plan* (26)

10.31	2009 Employee Stock Purchase Plan* (26)

10.32	Employment Agreement, dated as of April 2, 2008, between LaJobi, Inc. and Lawrence Bivona*(8)

10.33	Employment Agreement, dated as of April 2, 2008, between CoCaLo, Inc. and Renee Pepys Lowe*(8)

10.34	Employment Agreement, dated as of June 25, 2008, between Sassy, Inc. and Fritz Hirsch*(8)

10.35	Letter, dated as of April 22, 2009, between the Compensation Committee of the Board of Directors and Mr. Benaroya* (27)

10.36	Form of Equity Incentive Plan Stock Option Agreement*(6)

10.37	Form of Equity Incentive Plan Restricted Stock Agreement*(6)

10.38	Form of Equity Incentive Plan Stock Appreciation Right Agreement*(6)

10.39	Form of Equity Incentive Plan Restricted Stock Unit Agreement*(6)

10.40	Employment Agreement, dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin* (28)

10.41	Employment Agreement, dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.* (28)

21.1	List of Subsidiaries (28)

23	Consent of Independent Registered Public Accounting Firm (28)

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002 (28)

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002 (28)

31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002(28)

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002(28)

32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	Represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2004.

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007.

(4)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008.

(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

(9)	Incorporated by reference to Current Report on Form 8-K filed on April 8, 2008.

(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(11)	Incorporated by reference to Current Report on Form 8-K filed on March 23, 2009.

(12)	Incorporated by reference to Registration Statement No. 2-88797 on Form S-1 filed on February 2, 1984.

(13)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003.

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

(15)	Intentionally Omitted

(16)	Intentionally Omitted

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(20)	Incorporated by reference to Current Report on Form 8-K filed on August 2, 2005.

(21)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2005.

(22)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005.

(23)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on July 17, 2007.

(25)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2007.

(26)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008.

(27)	Incorporated by reference to the Annual Report on Form 10K/A for the year ended December 31, 2008.

(28)	Incorporated by reference to the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC. (Registrant)
April 30, 2010	By:	/s/ GUY A. PAGLINCO
Date		Guy A. Paglinco
Vice President — Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Numbers
31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002