Form 10-Q
period 2010-03-31
KID BRANDS, INC
filed 2010-05-05
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2010 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,544,339

KID BRANDS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,733	$1,593
Accounts receivable- trade, less allowances of $6,816 in 2010 and $7,101 in 2009	44,408	42,940
Inventories, net	30,708	37,018
Prepaid expenses and other current assets	1,867	2,950
Income tax receivable	81	241
Deferred income taxes, net	2,174	2,607

Total current assets	81,971	87,349
Property, plant and equipment, net	4,130	4,251
Intangible assets	79,666	80,352
Deferred income taxes, net	29,798	30,993
Other assets	3,687	3,933

Total assets	$199,252	$206,878

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,533	$13,533
Short-term debt	10,500	15,100
Accounts payable	12,019	17,420
Accrued expenses	9,737	8,684
Income taxes payable	4,124	3,630

Total current liabilities	49,913	58,367
Income taxes payable	1,071	1,065
Long-term debt	51,256	54,492
Other long-term liabilities	1,735	1,860

Total liabilities	103,975	115,784

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at March 31, 2010 and December 31, 2009	2,674	2,674
Additional paid-in capital	89,504	89,756
Retained earnings	103,845	100,377
Accumulated other comprehensive income	555	458
Treasury stock, at cost 5,183,441 and 5,227,985 shares at March 31, 2010 and December 31, 2009, respectively	(101,301)	(102,171)

Total shareholders’ equity	95,277	91,094

Total liabilities and shareholders’ equity	$199,252	$206,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Net sales	$61,474	$56,278

Cost of sales	42,806	39,663

Gross profit	18,668	16,615

Selling, general and administrative expenses	12,013	12,229

Income from operations	6,655	4,386

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,181)	(2,179)
Other, net	228	(16)

	(953)	(2,195)

Income before income tax provision	5,702	2,191

Income tax provision	2,234	855

Net income	$3,468	$1,336

Basic earnings per share	$0.16	$0.06

Diluted earnings per share	$0.16	$0.06

Weighted average shares:
Basic	21,578,000	21,369,000

Diluted	21,811,000	21,495,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,468	$1,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	898	952
Amortization of deferred financing costs	231	709
Provision for customer allowances	8,915	6,233
Provision for inventory reserve	—	545
Share-based compensation expense	389	536
Deferred income taxes	1,628	809
Change in assets and liabilities:
Accounts receivable	(10,350)	(5,659)
Income tax receivable	160	—
Inventories	6,336	9,938
Prepaid expenses and other current assets	1,086	500
Other assets	15	15
Accounts payable	(5,405)	(9,806)
Accrued expenses	989	(3,624)
Income taxes payable	500	(91)

Net cash provided by operating activities	8,860	2,393

Cash flows from investing activities:
Capital expenditures	(91)	(185)

Net cash used in investing activities	(91)	(185)

Cash flows from financing activities:
Proceeds from issuance of common stock	229	80
Repayment of long-term debt	(3,236)	(12,430)
Payment of deferred financing fees	—	(1,631)
Net borrowing on revolving credit facility	(4,600)	9,900

Net cash used in financing activities	(7,607)	(4,081)

Effect of exchange rate changes on cash and cash equivalents	(22)	(9)

Net increase (decrease) in cash and cash equivalents	1,140	(1,882)
Cash and cash equivalents at beginning of period	1,593	3,728

Cash and cash equivalents at end of period	$2,733	$1,846

Cash paid during the period for:
Interest	$1,451	$1,421
Income taxes	$—	$105
The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Kid Brands, Inc. (“KID”), together with its subsidiaries (collectively with KID, the “Company”), is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company operates in one segment, the infant and juvenile business.
The Company’s operations, which consist of: Kids Line, LLC (“Kids Line”); Sassy, Inc. (“Sassy”); LaJobi, Inc., (“LaJobi”); and CoCaLo, Inc., (“CoCaLo”), each direct or indirect wholly-owned subsidiaries of KID, design, manufacture through third parties and market products in a number of categories including, among others: infant bedding and related nursery accessories and décor (Kids Line and CoCaLo); nursery furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). The Company’s products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).
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
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended (the “2009 10-K”).
The Company evaluates all subsequent events prior to filing.
Certain prior year amounts have been reclassified to conform to the 2010 presentation.
NOTE 2 — SHAREHOLDERS’ EQUITY
Share-Based Compensation
As of March 31, 2010, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans. As of March 31, 2010, there were 20,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of the Company’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At March 31, 2010, 927,724 shares were available for issuance under the EI Plan.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At March 31, 2010, 122,096 shares were available for issuance under the 2009 ESPP.
Impact on Net Income
The components of share-based compensation expense follow:

	Three Months Ended March 31,
	2010	2009
Stock option expense	$159,000	$192,000
Restricted stock expense	100,000	170,000
Restricted stock unit expense	20,000	4,000
SAR expense	77,000	131,000
ESPP expense	33,000	39,000

Total share-based payment expense	$389,000	$536,000

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three months ended March 31, 2010 and 2009. The relevant FASB standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2010 and 2009, there was no excess tax benefit recognized from share-based compensation costs.
The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are included below for SARs only, as there were no stock options issued during the three months ended March 31,2010. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award. There were no stock options issued during the three months ended March 31, 2010 and 2009.
Stock Options
Stock options are rights to purchase the Company’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock Options may be either: Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Nonqualified Stock Options (stock options which are not Incentive Stock Options).
As of March 31, 2010, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $1.8 million, and is expected to be recognized over a weighted-average period of 2.9 years.
Activity regarding outstanding stock options for the three months ended March 31, 2010 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2009	880,615	$13.14
Options Granted	—
Options Forfeited/Cancelled*	(123,640)	$12.36

Options Outstanding as of March 31, 2010	756,975	$13.27

Option price range at March 31, 2010	$6.63-$34.05

*	See disclosure below regarding forfeitures.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
There was no aggregate intrinsic value on the unvested and vested outstanding options at March 31, 2010 and December 31, 2009. The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair value at the measurement date and the exercise price of each option. No options were exercised during the quarter ended March 31, 2010. The weighted average fair value of stock options vested for the three months ended March 31, 2010 was $14.83.
A summary of the Company’s unvested stock options at March 31, 2010 and changes during the three months ended March 31, 2010 is as follows:

		Weighted Average Grant
	Options	Date Fair Value
Unvested stock options
Unvested at December 31, 2009	499,400	$12.28
Granted	—	$—
Vested	(20,000)	$14.83
Forfeited/cancelled*	(36,000)	$9.38

Unvested options at March 31, 2010	443,400	$12.41

*	See disclosure below regarding forfeitures.
Restricted Stock
Restricted Stock is Common Stock that is subject to restrictions, including risks of forfeiture, determined by the Plan Committee in its sole discretion, for so long as such Common Stock remains subject to any such restrictions. A holder of restricted stock has all rights of a shareholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted Stock Awards are equity classified within the Consolidated Balance Sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of the grant.
During the three months ended March 31, 2010, and 2009, there were no shares of restricted stock, issued under the EI Plan or otherwise. At March 31, 2010 and December 31, 2009, there were 56,980 shares of restricted stock outstanding, respectively. These restricted stock grants have vesting periods ranging from three to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made.
As of March 31, 2010, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $0.7 million, and is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the Consolidated Balance Sheets. There were an aggregate of 147,250 and 0 RSU’s issued to employees of the Company during the three months ended March 31, 2010 and 2009.
The fair value of each RSU grant is estimated on the grant date. The fair value is set using the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes information about RSU transactions:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2009	41,120	$5.23
Granted	147,250	$5.01
Vested	—	—
Forfeited/cancelled	(2,000)	$5.03

Unvested at March 31, 2010	186,370	$5.06

As of March 31, 2010, there was approximately $0.9 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.8 years.
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. There were 423,250 and 564,943 SARs granted during the three months ended March 31, 2010 and 2009, respectively. SARs are accounted for at fair value at the date of grant in the consolidated income statement, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.
The assumptions used to estimate the weighted average fair value of the SARs granted during the three months ended March 31, 2010 and 2009 were as follows:

	Year Ended March 31,
	2010	2009
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.36%	1.62%
Volatility	0.830%	0.837%
Expected term (years)	5.0	4.2
Weighted-average fair value of SARs granted	$3.34	$0.86
The following summarizes all SAR activity during the three months ended March 31, 2010:

		Weighted-Average Grant
	Shares	Date Value Per Share
Unvested, December 31, 2009	579,400	$3.21
Granted	423,250	$5.01
Vested	(65,000)	$1.53
Forfeited*	(5,000)	$5.03

Unvested, March 31, 2010	932,650	$4.14

*	See disclosure below regarding forfeitures.
As of March 31, 2010, there was approximately $2.0 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 4.1 years.
The aggregate intrinsic value on the unvested and vested outstanding SARs at March 31, 2010 and December 31, 2009 was $5,564,000 and $1,273,000, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. There were no SARs exercised for the three months ended March 31, 2010 and 2009. The weighted average fair value of SARs vested for the three months ended March 31, 2010 was $1.53.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Option/SAR Forfeitures
All of the forfeited options/SARs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested and/or vested but unexercised options/SARs. Pursuant to the Plans, upon the termination of employment of a grantee, such grantee’s outstanding unexercised options/SARs are typically cancelled and deemed terminated as of the date of termination; provided, that if the termination is not for cause, all vested options/SARs generally remain outstanding for a period ranging from 30 to 90 days, and then expire to the extent not exercised.
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. At March 31, 2010, 122,096 shares were available for issuance under the 2009 ESPP. During the three months ended March 31, 2010, there were 114 enrolled participants in the 2009 ESPP.
The fair value of each option granted under the 2009 ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Dividend yield	0%	0%
Risk-free interest rate	0.45%	0.40%
Volatility	89.20%	129.0%
Expected term (years)	1.0	1.0
Expected volatilities are calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under each of the 2009 ESPP is one year, or the equivalent of the annual plan year.
NOTE 3 — WEIGHTED AVERAGE COMMON SHARES
During 2009, the Company adopted a FASB standard which requires the Company to include specified participating securities in the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining the numbers of common shares, outstanding earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared. The requirements of this accounting standard were effective for the Company as of January 1, 2009. As the Company had incorrectly included such unvested restricted stock in its basic earnings per share calculation for the first and second quarter of 2009, which was not the appropriate treatment for such periods, the Company’s EPS for the first and second quarter of 2009 were restated. The effects of such restatement were immaterial. Upon the vesting of restricted stock, such stock will be included in the calculation of basic earnings per share.
With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting or exercise, in accordance with the accounting standard, the Company does not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, upon such settlement, such stock will be included in the calculation of basic earnings per share.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The weighted average common shares outstanding included in the computation of basic and diluted net income per share is set forth below (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding-Basic	21,578	21,369
Dilutive effect of common shares issuable upon exercise of stock options, SARs and RSUs	233	126

Weighted average common shares outstanding assuming dilution	21,811	21,495

The computation of diluted net income per common share for the three months ended March 31, 2010 did not include options to purchase approximately 1.1 million shares of common stock because the exercise prices were greater than the average market price of the common stock during such period. The computation of diluted net income per common share for the three months ended March 31, 2009 did not include options to purchase 1.7 million shares of common stock because the exercise prices were greater than the average market price of the common stock during such period.
NOTE 4 — DEBT
Consolidated long-term debt at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Term Loan (Credit Agreement)	$63,750	$67,000
Note Payable (CoCaLo purchase)	1,039	1,025

Total	64,789	68,025
Less current portion	13,533	13,533

Long-term debt	$51,256	$54,492

At March 31, 2010 and December 31, 2009, there was approximately $10.5 million and $15.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At March 31, 2010 and December 31, 2009 Revolving Loan Availability was $35.1 million and $31.4 million, respectively.
As of March 31, 2010, the applicable interest rate margins were: 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2010 were as follows:

	At March 31, 2010
	LIBOR Loans	Base Rate Loans
Revolving Loan	4.23%	6.25%
Term Loan	4.27%	6.25%
Credit Agreement Summary
The Company, its operating subsidiaries, and I+J Holdco, Inc. (the “Borrowers”) maintain a credit facility (the “Credit Agreement”) with certain financial institutions (the “Lenders”), including Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. The credit facility provides for: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”). The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory. The scheduled maturity date of the facility is April 1, 2013 (subject to customary early termination provisions).
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At March 31, 2010, the applicable margins were 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Under the terms of this credit facility, the Company is required to comply with the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.25:1.00 for the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Covenant EBITDA, as currently defined, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of our Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends.
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any CoCaLo or LaJobi Earnout Consideration or the CoCaLo promissory note, unless in each case certain conditions are satisfied. The Credit Agreement also contains specified events of default related to the CoCaLo and LaJobi Earnout Consideration. In addition, the Company may not pay a dividend to its shareholders unless the LaJobi and CoCaLo Earnout Consideration, if any, has been paid; no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of March 31, 2010.
The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million. Changes in the cost of the swap agreement and its fair value as of March 31, 2010 resulted in income of approximately $508,000 for the three months ended March 31, 2010 and income of approximately $246,000 for the three months ended March 31, 2009, and such amounts are included in interest expense in the consolidated statements of operations.
The credit facility is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor (defined below), and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.
Financing costs associated with the amended revolver and term loans, are deferred and are amortized over the contractual term of the debt. As a result of the amendment, based upon the FASB standard for deferred financing costs, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for the write off of deferred financing costs in the three months ended March 31, 2009.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 5 —INTANGIBLE ASSETS
As of March 31, 2010 and December 31, 2009, the components of intangible assets consist of the following (in thousands):

	Weighted Average	March 31,	December 31,
	Amortization Period	2010	2009
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	28,768	29,156
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	11,430	11,589
LaJobi royalty agreements	5 years	1,602	1,712
CoCaLo trade name	Indefinite life	6,100	6,100
CoCaLo customer relationships	20 years	2,430	2,464
CoCaLo foreign trade name	Indefinite life	36	31

Total intangible assets		$79,666	$80,352

Aggregate amortization expense was approximately $690,000 and $734,000 for the three months ended March 31, 2010 and 2009, respectively.
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2009. See Note 5 of the Notes to Consolidated Financial Statements and the discussion of “Long Lived Assets” in the 2009 10-K with respect to our annual impairment testing of intangible assets in 2009, and the estimates and assumptions used in the Company’s analysis. There were no impairments of intangible assets in 2009 other than the impairment of Applause® trade name recorded in the second quarter of 2009. There were no triggering events in the first quarter of 2010 to indicate that further testing of intangible assets (either definite-lived or indefinite-lived) was required.
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
NOTE 6 — CONCENTRATION OF RISK
The following table represents net sales of the Company by geographic area (in thousands):

	Three Months Ended March 31,
	2010	2009
Net domestic sales	$58,854	$54,240
Net foreign sales (Australia and United Kingdom)*	2,620	2,038

Total net sales	$61,474	$56,278

Net income
Domestic income	$3,267	$1,091
Foreign income (Australia and United Kingdom)	201	245

Total net income	$3,468	$1,336

	March 31,	December 31,
	2010	2009
Domestic assets	$195,256	$203,155
Foreign assets (Australia and United Kingdom)	3,996	3,723

Total assets	$199,252	$206,878

*	Excludes export sales from the United States

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company categorizes its sales in five product categories: Functional Soft Goods, Functional Hard Goods, Accessories and Décor, Toys and Entertainment and Other. Functional Soft Goods includes bedding, blankets, mattresses and sleep positioners; Functional Hard Goods includes cribs and other nursery furniture, feeding products, baby gear and organizers; Accessories and Décor includes hampers, lamps, rugs and décor; Toys and Entertainment includes developmental toys, bath toys and mobiles; Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Functional Soft Goods	41.7%	43.9%
Functional Hard Goods	38.2%	36.2%
Accessories and Décor	9.8%	10.6%
Toys and Entertainment	9.6%	8.6%
Other	0.7%	0.7%

Total	100.0%	100.0%

With respect to customers, (i) Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 45.4% and 44.6% of the Company’s consolidated net sales during the three month periods ended March 31, 2010 and 2009, respectively, and (ii) Target accounted for approximately 10.9% and 13.2% for the three month periods ended March 31, 2010 and 2009, respectively. The loss of these customers or any other significant customers, or a significant reduction in the volume of business conducted with such customers, could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales.
As part of its ongoing risk assessment procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company avoids concentration with any single financial institution.
During the three months ended March 31, 2010, approximately 70% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), compared to 59% for the three months ended March 31, 2009. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.
The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 20% of such purchases for the three months ended March 31, 2010 and approximately 23% for the three months ended March 31, 2009. The five largest suppliers accounted for approximately 49% of the Company’s purchases in the aggregate for the three months ended March 31, 2010 and, 2009.
NOTE 7 — FINANCIAL INSTRUMENTS
Fair value of assets and liabilities is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).
Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Level 3—Unobservable inputs that reflect our assessment about the assumptions that market participants would use in pricing the asset or liability. The Company currently has no Level 3 assets or liabilities that are measured at a fair value on a recurring basis.
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. In accordance with the applicable standard, the Company is not permitted to adjust quoted market prices in an active market.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap agreement as of March 31, 2010 (in thousands):

		Fair Value Measurements as of March 31, 2010
	March 31, 2010	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(170)	$—	$(170)	$—
The fair value of the interest swap of $170,000 and $678,000 is included in the Company’s accrued expense on the balance sheet at March 31, 2010 and December 31, 2009 respectively. Changes between its costs and its fair value resulted in income of approximately $508,000 and $246,000 for the three months ended March 2010 and 2009, respectively.
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
There were no material changes to the Company’s valuation techniques during the three months ended March 31, 2010 compared to those used in prior periods.
NOTE 8 — COMPREHENSIVE INCOME
Comprehensive income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three months ended March 31, 2010 and 2009 as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$3,468	$1,336
Other comprehensive income:
Foreign currency translation adjustments	97	(16)

Comprehensive income	$3,565	$1,320

NOTE 9 — INCOME TAXES
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
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLs”). At March 31, 2010, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $4.5 million, including approximately $0.1 million of accrued interest. The Company has various tax attributes such as NOLs, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Activity regarding the liability for unrecognized tax benefits for the three months ended March 31, 2010 is as follows:

(in thousands)
Balance at December 31, 2009	$4,470
Increase related to interest expense	11

Balance at March 31, 2010	$4,481

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $4.0 million within twelve months of March 31, 2010 and such amount is reflected on the Company’s consolidated balance sheet as current taxes payable. The Company anticipates that the valuation allowances of the deferred tax assets associated with various tax attributes such as foreign tax credit carryforwards would be increased.
The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.
NOTE 10 — LITIGATION; COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment, product liability, product recall and other legal actions incidental to its business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to such actions that are currently pending will not materially adversely affect the consolidated results of operations, financial condition or cash flows of the Company.
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two to four year terms with extensions if agreed to by both parties. Several of these agreements require prepayments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $17.4 million, of which approximately $9.1 million remained unpaid at March 31, 2010, approximately $2.4 million of which is due prior to December 31, 2010. The amount of minimum guaranteed royalty payments unpaid at December 31, 2009 was approximately $10.0 million. Royalty expense for the three months ended March 31, 2010 and 2009 was $1.9 million and $1.4 million, respectively.
In connection with the sale of the Gift Business, KID and U.S. Gift (our subsidiary at the time) sent a notice of termination, effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease has become the obligation of the Buyer of the Gift Business (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease becomes effective (i.e., for a maximum potential remaining obligation of approximately $2.1 million). No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift continues to fail to make such payments and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from the Buyer under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all.
The purchase agreement pertaining to the sale of the Gift Business contains various indemnification, reimbursement and similar obligations. In addition, the Company may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by the Company in connection with the foregoing as of March 31, 2010, but there can be no assurance that payments will not be required of the Company in the future.
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 11 — RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the standard pertaining to fair value measurements and disclosures. This amendment requires the Company to make more robust disclosure about: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. The amendments prescribed by the standard were effective for the Company’s fiscal quarter ending March 31, 2010, except for the requirements described in item (3) above, which will be effective for the Company’s fiscal year beginning January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
The Company adopted a new FASB standard concerning the determination of the useful life of intangible assets beginning on January 1, 2010. The adoption of this standard did not have an impact on the Company’s consolidated financial statements at the time of adoption. The new guidance amends the factors that are to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows originally used to measure the fair value of the intangible asset under U.S. GAAP.
NOTE 12— RELATED PARTY TRANSACTIONS
Lawrence Bivona, the President of LaJobi, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to LaJobi for goods being shipped from Asian ports. The Company has used this service since April 2008. For the three months ended March 31, 2010 and 2009, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $311,000 and $266,000 respectively, related to the services provided. Such costs were based on the actual, direct costs incurred by L&J Industries for such individuals.
CoCaLo contracts for warehousing and distribution services from a company, that until October 15, 2009 had a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an executive officer of the Company. As of October 15, 2009, this company is owned by unrelated parties but the spouse of Renee Pepys Lowe is still a manager of the business. For the three months ended March 31, 2010 and 2009, CoCaLo paid approximately $0.6 million and $0.5 million to such company for these services, respectively. In addition, CoCaLo rented certain office space from the same company at a rental cost for the three months ended March 31, 2009 of approximately $34,000. The lease for the office space expired December 31, 2009. These expenses were recorded in selling, general and administrative expense.
In connection with the sale of the Gift Business, KID and the Buyer entered into a transition services agreement (the “TSA”), pursuant to which, for periods of time and consideration specified in the TSA, the Company and the Buyer will provide certain specified transitional services to each other. For the three months ended March 31,2010 and 2009, the Company recorded $0 and $75,000, respectively in selling, general and administrative expense pursuant to the TSA, not including payments made by the Australian and U.K. subsidiaries of Kids Line for the sublease of certain office and warehouse space, which amounts are payable to the Buyer (or its affiliates), or payments by Sassy to a Buyer subsidiary for the use of certain employees in the Peoples Republic of China each of which is governed by underlying operating lease agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2009, as amended (the “2009 10-K”), including the consolidated financial statements and notes thereto.
OVERVIEW
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated net sales of $61.5 million in the three month period ended March 31, 2010.
Our infant and juvenile business — which currently consists of Kids Line, LaJobi, Sassy and CoCaLo — designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others: infant bedding and related nursery accessories (Kids Line and CoCaLo); infant furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia, and sell through independent manufacturers’ representatives and distributors in certain other countries. International sales from continuing operations, defined as sales outside of the United States, including export sales, constituted 8.5% and 7.4% of our net sales for the three months ended March 31, 2010 and 2009, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the United States.
We operate in one segment, the infant and juvenile business. Consistent with our strategy of building a confederation of complementary businesses, each subsidiary in our infant and juvenile business is operated substantially independently by a separate group of managers. Our senior corporate management, together with senior management of our subsidiaries, coordinates the operations of all of our businesses and seeks to identify cross-marketing, procurement and other complementary business opportunities.
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
Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in past periods, would increase our expenses, and therefore, adversely affects our profitability. Conversely, a small portion of our revenues are generated by our subsidiaries in Australia and the U.K. and are denominated primarily in those local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes.
If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. To the extent we are unable to pass such price increases along to our customers, our gross margins would decrease. For example, increased costs in the PRC, primarily for raw materials, labor, taxes and currency led our vendors to raise our prices, resulting in increased cost of goods sold and reduced gross margins in past periods.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the three months ended March 31, 2010 and 2009, the costs of warehousing, outbound handling costs and outbound shipping costs were $1.7 million and $1.9 million, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.
In addition, our gross profit margins have been impacted in recent periods by: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); and (ii) our acquisition of LaJobi, which has experienced significant sales growth but which also typically generates lower gross margins, on average, than our other business units; and (iii) increased pressure from major retailers, primarily as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements.
We continue to seek to mitigate margin pressure through the development of new products that can command higher pricing, the identification of alternative, lower-cost sources of supply and, where possible, price increases. Particularly in the mass market, our ability to increase prices or resist requests for mark-downs and/or other allowances is limited by market and competitive factors, and, while we have implemented selective price increases, we have generally focused on maintaining (or increasing) shelf space at retailers and, as a result, our market share.
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
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2009.
Strategy
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
General Economic Conditions as they Impact Our Business
Economic conditions have deteriorated significantly in the United States and many of the other regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. Continuing adverse global economic conditions in our markets may result in, among other things: (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectibility of cash from our customers. See Item 1A, “Risk Factors—The state of the economy may impact our business” of the 2009 10-K. In addition, our operations and performance depend significantly on levels of consumer spending, which have deteriorated significantly in many countries and regions as a result of fluctuating energy costs, conditions in the residential real estate and mortgage markets, stock market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.
In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors—If the national and world-wide financial crisis intensifies, potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition” of the 2009 10-K.
SEGMENTS
The Company operates in one segment, the infant and juvenile business.
RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2010 AND 2009
Net sales for the three months ended March 31, 2010 increased 9.2% to $61.5 million, compared to $56.3 million for the three months ended March 31, 2009. This increase was the result of sales increases at each of the Company’s subsidiaries as compared to the prior year period, with particularly strong sales growth at LaJobi [driven primarily by strong performance of licensed products].
Gross profit was $18.7 million, or 30.4% of net sales, for the three months ended March 31, 2010, as compared to $16.6 million, or 29.5% of net sales, for the three months ended March 31, 2009. Gross profit margins benefited from strong margin gains at Kids Line, CoCaLo and Sassy, partially offset by higher sales of lower margin products, including licensed products, at LaJobi.
Selling, general and administrative expense was $12.0 million, or 19.5% of net sales, for the three months ended March 31, 2010 compared to $12.2 million, or 21.7% of net sales, for the three months ended March 31, 2009. Selling, general and administrative expense decreased in absolute terms and as a percentage of sales primarily as a result of continued strong cost control efforts and expense leverage due to sales growth. The first quarter of 2009 also included severance costs of $0.4 million associated with a former executive that did not recur in the first quarter of 2010.
Other expense was $1.0 million for the three months ended March 31, 2010 as compared to $2.2 million for the three months ended March 31, 2009. This decrease of approximately $1.2 million was primarily due to lower borrowings, lower borrowing costs, a net favorable change of $0.3 million in the fair market value of an interest rate swap agreement as compared to the prior year and royalty income from the Buyer of $0.3 million in connection with the License (discussed below). In addition, the prior year period included a write-off of $0.4 million in deferred financing costs associated with an amendment to the Credit Agreement that did not recur in the first quarter of 2010.

Income before income tax provision was $5.7 million for the three months ended March 31, 2010 as compared to income of $2.2 million for the three months ended March 31, 2009, primarily as a result of the items described above.
The income tax provision for the three months ended March 31, 2010 was $2.2 million as compared to an income tax provision of $0.9 million in the same period of 2009. The Company’s effective tax rate for both periods was approximately 39%.
As a result of the foregoing, net income for the three months ended March 31, 2010 was $3.5 million, or $0.16 per diluted share, compared to net income of $1.3 million, or $0.06 per diluted share, for the three months ended March 31, 2009.
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
As of March 31, 2010, the Company had cash and cash equivalents of $2.7 million compared to $1.6 million at December 31, 2009. Cash and cash equivalents increased by $1.1 million during the three months ending March 31, 2010 compared to a decrease of $1.9 million during the three months ending March 31, 2009 primarily reflecting routine fluctuations in debt repayment. As of March 31, 2010 and December 31, 2009, working capital was $32.1 million and $29.0 million, respectively. The increase in working capital primarily reflects strong cash flows from operations and the related repayment of our Revolving Loan.
Net cash provided by operating activities was $8.9 million during the three months ended March 31, 2010 compared to net cash provided by operating activities of $2.4 million during the three months ended March 31, 2009. Operating activities reflected net income of $3.5 million in the first quarter of 2010, as compared to net income of $1.3 million in the first quarter of 2009. Cash provided by operations also includes a $6.3 million decrease in inventory and a $1.1 decrease in other current assets, offset by a decrease of $3.9 million in accounts payable, accrued expenses and income taxes payable.
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2010 compared to net cash used of $0.2 million for the three months ended March 31, 2009. The cash used for the three months ended March 31, 2010 and 2009 was used to fund capital expenditures. We expect to incur approximately $1.3 million in connection with the implementation of a new ERP system, of which a substantial portion will be capitalized during 2010.
Net cash used in financing activities was $7.6 million for the three months ended March 31, 2010 as compared to net cash used in financing activities of $4.1 million for the three months ended March 31, 2009. The cash used in both periods primarily reflects the repayment of debt under the Credit Agreement.
A portion of the consideration of our April 2008 acquisitions of each of LaJobi and CoCaLo included contingent earnout consideration based upon the achievement of certain performance milestones. With respect to LaJobi, if the EBITDA of the Business, as defined in the agreement governing the purchase (the “LaJobi Earnout EBITDA”) has grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ending December 31, 2010 (“the Measurement Date”), determined in accordance with the agreement governing the purchase, LaJobi will pay to the relevant sellers an amount (the “LaJobi Earnout Consideration”) equal to a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the LaJobi Earnout EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration can range between $0 and a maximum of $15.0 million. In addition, we have agreed to pay 1% of the Agreed Enterprise Value to a financial institution (which has been previously paid a finder’s fee in connection with the LaJobi purchase), payable in the same manner and at the same time as the LaJobi Earnout Consideration is paid.

With respect to CoCaLo, we will pay to the relevant sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010: (i) $666,667 will be paid for the achievement of specified initial performance targets with respect to each of net sales, gross profit and specified CoCaLo EBITDA (the latter combined with specified Kids Line EBITDA) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 will be paid, on a sliding scale basis, for achievement in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. The CoCaLo Earnout Consideration can range between $0 up to an aggregate maximum of $4.0 million.
Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration will be recorded as additional goodwill when and if paid or, if earlier, when the amount of the Earnout Consideration becomes probable and estimable.
Sale of Gift Business
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
In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with the Buyer. Pursuant to the License Agreement, the Buyer is required to pay Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty is due quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, the Buyer shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ ® and Applause ® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If the Buyer does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require the Buyer to purchase all of the Retained IP for $5.0 million. In connection therewith the Company recorded deferred royalty income of $5.0 million. TRC has not paid the initial lump sum Royalty payment. The Company has received $287,500 in respect of the Royalty payment due March 23, 2010, which was recorded as other income in the first quarter of 2010. KID and TRC are currently in active negotiations with respect to, among other things, a potential restructuring of: (i) the consideration received by KID for its former gift business; (ii) payments due to Licensor under the License Agreement; and (iii) ongoing arrangements between the parties and their respective affiliates. However, there can be no assurance that any defaulted payments under the License Agreement will be made in a timely manner, or at all, or that such negotiations will result in any definitive agreement.
A detailed description of the Gift Sale can be found in the Company’s Current Report on Form 8-K filed on December 29, 2008.
Debt Financing
Consolidated long-term debt at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Term Loan (Credit Agreement)	$63,750	$67,000
Note Payable (CoCaLo purchase)	1,039	1,025

Total	64,789	68,025
Less current portion	13,533	13,533

Long-term debt	$51,256	$54,492

At March 31, 2010 and December 31, 2009, there was approximately $10.5 million and $15.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At March 31, 2010 and December 31, 2009, Revolving Loan Availability was $35.1 million and $31.4 million, respectively.

As of March 31, 2010, the applicable interest rate margins were: 4.00% for LIBOR Loans and 3.00% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2010 were as follows:

	At March 31, 2010
	LIBOR Loans	Base Rate Loans
Revolving Loan	4.23%	6.25%
Term Loan	4.27%	6.25%
As of April 1, 2010 our applicable margins stepped down to 3.25% for LIBOR loans and 2.25% for Base Rate loans. In addition, based on our debt repayment, our applicable margins are expected to be further reduced during 2010 to 2.75% for LIBOR loans and 1.75% for Base Rate loans.
Credit Agreement Summary
The Company, its operating subsidiaries, and I+J Holdco, Inc. (the “Borrowers”) maintain a credit facility (the “Credit Agreement”) with certain financial institutions (the “Lenders”), including Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. The credit facility provides for: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”). The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory. The scheduled maturity date of the facility is April 1, 2013 (subject to customary early termination provisions).
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At March 31, 2010, the applicable margins were 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.
Under the terms of this credit facility, the Company is required to comply with the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.25:1.00 for the first quarter of 2010 and 1.35:1.00 for each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 3.25:1.00 for first three quarters of 2010 and, a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Covenant EBITDA, as currently defined, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of our Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends.
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any CoCaLo or LaJobi Earnout Consideration or the CoCaLo promissory note, unless in each case certain conditions are satisfied. The Credit Agreement also contains specified events of default related to the CoCaLo and LaJobi Earnout Consideration. In addition, the Company may not pay a dividend to its shareholders unless the LaJobi and CoCaLo Earnout Consideration, if any, has been paid; no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of March 31, 2010.

The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million. Changes in the cost of the swap agreement and its fair value as of March 31, 2010 resulted in income of approximately $508,000 for the three months ended March 31, 2010 and income of approximately $246,000 for the three months ended March 31, 2009, and such amounts are included in interest expense in the consolidated statements of operations.
The credit facility is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor, and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.
Financing costs associated with the Revolving Loan and Term Loan are deferred and are amortized over their contractual term. As a result of the Second Amendment, based upon the Financial Accounting Standards Board (“FASB”) standard for deferred financing costs, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for the write off of deferred financing costs in the three months ended March 31, 2009.
Other Events and Circumstances Pertaining to Liquidity
In connection with the sale of the Gift Business, KID and U.S. Gift (our subsidiary at the time) sent a notice of termination, effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease has become the obligation of the Buyer of the Gift Business (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease becomes effective for a maximum potential remaining obligation of approximately $2.1 million). No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift continues to fail to make such payments and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from the Buyer under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all.
The purchase agreement pertaining to the sale of the Gift Business contains various KID indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with any of these obligations as of April 30, 2010, but there can be no assurance that payments will not be required of KID in the future.
We are subject to legal proceedings and claims arising in the ordinary course of our business. We believe such proceedings and claims will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
We commenced the implementation of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring costs of approximately $1.3 million, a substantial portion of which is expected to be incurred in 2010 and is intended to be financed with borrowings under our revolving credit facility. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
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

Contractual Obligations
The following table summarizes the Company’s significant known contractual obligations as of March 31, 2010 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Operating Lease Obligations	$11,670	$1,779	$2,084	$2,143	$2,224	$940	$2,500
Capitalized Leases	6	5	1	—	—	—	—
Purchase Obligations (1)	50,417	50,417	—	—	—	—	—
Debt Repayment Obligations (2)	63,750	9,750	13,000	13,000	28,000	—	—
Note Payable (3)	1,067	533	534	—	—	—	—
Interest on Debt Repayment Obligations (4)	5,993	1,987	2,138	1,553	315	—	—
Royalty Obligations	9,055	2,430	2,630	2,895	1,100	—	—

Total Contractual Obligations (5)	$141,958	$66,901	$20,387	$19,591	$31,639	$940	$2,500

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)
Reflects repayment obligations under the Credit Agreement. See Note 4 of Notes to Unaudited Consolidated Financial Statements for a description of the Credit Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of March 31, 2010, approximately $10.5 million borrowed under the Revolving Loan. The estimated 2010 interest payment for this Revolving Loan using a 4.5% interest rate is $0.5 million. Such amounts are estimates only and actual interest payments could differ materially. The Revolving Loan facility matures in April 2013, at which time any amounts outstanding are due and payable.

(3)
Reflects a note payable with respect to the CoCaLo acquisition. The present value of the note is $1,039,000 and the aggregate remaining imputed interest at 5.5% is $28,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(4)
This amount reflects estimated interest payments on the long-term debt repayment obligation as of March 31, 2010 calculated using an interest rate of 4.5% and then-current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan.

(5)
Does not include contingent obligations under the Lease (or contingent obligations under other off-balance sheet arrangements described in Item 7 of the 2009 10-K), as the amount if any and/or timing of their potential settlement is not reasonably estimable. See “Other Events and Circumstances Pertaining to Liquidity” above. In connection with the acquisitions of LaJobi and CoCaLo, the Company has agreed to make certain potential Earnout Consideration payments based on the performance of the acquired businesses. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Recent Acquisitions.” These amounts are not included in the above table, as the amount of their potential settlement is not reasonably estimable.

The Company has classified $4.1 million of unrecognized tax benefits within current income tax payable as such amount is expected to be resolved within one year. This amount is not included in the above table as the timing and amount of the potential settlement is not reasonably estimable.
Off Balance Sheet Arrangements
As of March 31, 2010, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2009 10-K, other than the decrease in the remaining maximum potential obligation of KID under the Lease from $2.7 million to approximately $2.1 million.
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
Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2009 10-K.

Also see Note 2 of Notes to Consolidated Financial Statements of the 2009 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. See Note 2 of Notes to Unaudited Consolidated Financial Statements herein for a discussion of the assumptions used in share-based payment valuations.
Recently Issued Accounting Standards
See Note 11 of the “Notes to Unaudited Consolidated Financial Statements” for a discussion of recently issued accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, “Risk Factors”, of the 200910-K. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2010, there have been no material changes in the Company’s market risks as described in Item 7A of our 2009 10-K.
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
Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2010. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2009 10-K.

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

KID BRANDS, INC. (Registrant)
	By:	/s/ Guy A. Paglinco
Date: May 5, 2010		Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.