Form 10-Q
period 2010-06-30
KID BRANDS, INC
filed 2010-08-04
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 30, 2010 was as follows:

CLASS	SHARES OUTSTANDING

Common Stock, $0.10 stated value	21,546,174

KID BRANDS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,844	$1,593
Accounts receivable- trade, less allowances of $7,121 in 2010 and $7,101 in 2009	43,089	42,940
Inventories, net	37,565	37,018
Prepaid expenses and other current assets	1,470	2,950
Income tax receivable	471	241
Deferred income taxes, net	1,608	2,607

Total current assets	87,047	87,349
Property, plant and equipment, net	4,445	4,251
Intangible assets	78,971	80,352
Deferred income taxes, net	27,669	30,993
Other assets	3,390	3,933

Total assets	$201,522	$206,878

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,513	$13,533
Short-term debt	5,975	15,100
Accounts payable	19,843	17,420
Accrued expenses	8,388	8,684
Income taxes payable	3,834	3,630

Total current liabilities	51,553	58,367
Deferred taxes	98	—
Income taxes payable	657	1,065
Long-term debt	47,500	54,492
Other long-term liabilities	1,610	1,860

Total liabilities	101,418	115,784

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at June 30, 2010 and December 31, 2009	2,674	2,674
Additional paid-in capital	89,932	89,756
Retained earnings	108,321	100,377
Accumulated other comprehensive income	442	458
Treasury stock, at cost 5,181,606 and 5,227,985 shares at June 30, 2010 and December 31, 2009, respectively	(101,265)	(102,171)

Total shareholders’ equity	100,104	91,094

Total liabilities and shareholders’ equity	$201,522	$206,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$67,921	$59,966	$129,395	$116,244

Cost of sales	47,215	41,013	90,021	80,676

Gross profit	20,706	18,953	39,374	35,568

Selling, general and administrative expenses	12,810	11,388	24,823	23,617

Impairment and valuation reserve	—	15,620	—	15,620

Income (loss) from operations	7,896	(8,055)	14,551	(3,669)

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(883)	(1,714)	(2,064)	(3,893)
Interest and investment income	4	5	7	10
Other, net	40	224	265	203

	(839)	(1,485)	(1,792)	(3,680)

Income (loss) before income tax provision (benefit)	7,057	(9,540)	12,759	(7,349)

Income tax provision (benefit)	2,581	(3,851)	4,815	(2,996)

Net income (loss)	$4,476	$(5,689)	$7,944	$(4,353)

Net income (loss) per share:
Basic	$0.21	$(0.26)	$0.37	$(0.20)

Diluted	$0.20	$(0.26)	$0.36	$(0.20)

Weighted average shares:
Basic	21,545,000	21,370,000	21,545,000	21,369,000

Diluted	22,028,000	21,370,000	21,920,000	21,369,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,944	$(4,353)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,799	1,909
Amortization of deferred financing costs	462	950
Provision for impairment and valuation reserve	—	15,620
Provision for customer allowances	17,689	13,932
Provision for inventory reserve	440	588
Share-based compensation expense	851	945
Deferred income taxes	4,421	(3,362)
Change in assets and liabilities:
Accounts receivable	(17,893)	(13,699)
Income tax receivable	(230)	11
Inventories	(1,038)	11,276
Prepaid expenses and other current assets	1,478	886
Other assets	72	46
Accounts payable	2,429	(7,515)
Accrued expenses	(476)	(4,787)
Income taxes payable	(203)	(288)

Net cash provided by operating activities	17,745	12,159

Cash flows from investing activities:
Capital expenditures	(612)	(259)
Other	—	(2)

Net cash used in investing activities	(612)	(261)

Cash flows from financing activities:
Proceeds from issuance of common stock	229	80
Excess tax benefit from share-based compensation	2	—
Repayment of long-term debt	(7,012)	(16,200)
Payment of deferred financing fees	—	(1,646)
Net (payment) borrowing on revolving credit facility	(9,125)	5,006

Net cash used in financing activities	(15,906)	(12,760)

Effect of exchange rate changes on cash and cash equivalents	24	(145)

Net increase (decrease) in cash and cash equivalents	1,251	(1,007)
Cash and cash equivalents at beginning of period	1,593	3,728

Cash and cash equivalents at end of period	$2,844	$2,721

Cash paid during the period for:
Interest	$2,277	$3,666
Income taxes	$830	$799
The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Kid Brands, Inc. (“KID”), together with its subsidiaries (collectively with KID, the “Company”), is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company operates in one segment: the infant and juvenile business.
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
On December 23, 2008, KID entered into, and consummated the transactions contemplated by, a Purchase Agreement (the “Purchase Agreement”) with The Russ Companies, Inc., a Delaware corporation (“Buyer”), for the sale of the capital stock of all of KID’s subsidiaries actively engaged in the gift business (the “Gift Business”), and substantially all of KID’s assets used in the Gift Business (the “Gift Sale”).
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
NOTE 2 — SHAREHOLDERS’ EQUITY
Share-Based Compensation
As of June 30, 2010, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans. As of June 30, 2010, there were 20,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of the Company’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At June 30, 2010, 929,256 shares were available for issuance under the EI Plan.
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At June 30, 2010, 122,096 shares were available for issuance under the 2009 ESPP.
Impact on Net Income
The components of share-based compensation expense follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock option expense	$159	$192	$318	$384
Restricted stock expense	99	170	199	340
Restricted stock unit expense	47	4	67	8
SAR expense	124	—	201	131
ESPP expense	33	43	66	82

Total share-based payment expense	$462	$409	$851	$945

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three and six months ended June 30, 2010 and 2009. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.
The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are included below for SARs only, as there were no stock options issued during the three and six months ended June 30, 2010. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.
Stock Options
Stock options are rights to purchase the Company’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Nonqualified Stock Options (stock options which are not Incentive Stock Options). There were no stock options issued during the three and six months ended June 30, 2010 and 2009.
As of June 30, 2010, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $1.7 million, and is expected to be recognized over a weighted-average period of 2.6 years.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Activity regarding outstanding stock options for the six months ended June 30, 2010 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2009	880,615	$13.14
Options Granted	—
Options Forfeited/Cancelled*	(132,640)	$12.45

Options Outstanding as of June 30, 2010	747,975	$13.27

Option price range at June 30, 2010	$6.63-$34.05

*	See disclosure below regarding forfeitures.
The aggregate intrinsic value of the unvested and vested outstanding options was $36,000 and $0 at June 30, 2010 and December 31, 2009, respectively. The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair value at the measurement date and the exercise price of each option. No options were exercised during the six months ended June 30, 2010. The weighted average fair value of stock options vested for the six months ended June 30, 2010 was $14.43.
A summary of the Company’s unvested stock options at June 30, 2010 and changes during the six months ended June 30, 2010 is as follows:

		Weighted Average
Unvested stock options	Options	Grant Date Fair Value
Unvested at December 31, 2009	499,400	$12.28
Granted	—	$—
Vested	(30,200)	$14.43
Forfeited/cancelled*	(36,000)	$9.38

Unvested options at June 30, 2010	433,200	$12.38

*	See disclosure below regarding forfeitures.
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
During the six months ended June 30, 2010, and 2009, there were no shares of restricted stock issued under the EI Plan or otherwise. There were 55,400 and 56,980 shares of unvested restricted stock outstanding at June 30, 2010 and December 31, 2009, respectively. These restricted stock grants have vesting periods ranging from three to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made.
As of June 30, 2010, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $0.6 million, and is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the consolidated balance sheets. There were 2,000 and 149,250 RSU’s issued to employees of the Company during the three and six months ended June 30, 2010, respectively. There were no RSU’s issued during the three and six months ended June 30, 2009.
The fair value of each RSU grant is estimated on the grant date. The fair value is set using the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.
A summary of the Company’s unvested RSUs at June 30, 2010 and changes during the six months ended June 30, 2010 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2009	41,120	$5.23
Granted	149,250	$5.08
Vested	—	—
Forfeited/cancelled*	(2,160)	$5.13

Unvested at June 30, 2010	188,210	$5.11

*	See disclosure below regarding forfeitures.
As of June 30, 2010, there was approximately $0.9 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.5 years.
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. There were 429,250 and 564,943 SARs granted during the six months ended June 30, 2010 and 2009, respectively. SARs are accounted for at fair value at the date of grant in the consolidated income statement, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.
The assumptions used to estimate the weighted average fair value of the SARs granted during the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.36%	1.62%
Volatility	0.830%	0.837%
Expected term (years)	5	4.2
Weighted-average fair value of SARs granted	$3.39	$0.86

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the Company’s unvested SARs at June 30, 2010 and changes during the six months ended June 30, 2010 is as follows:

		Weighted-Average Grant
	Shares	Date Value Per Share
Unvested at December 31, 2009	579,400	$3.21
Granted	429,250	$5.08
Vested	(65,000)	$1.53
Forfeited*	(5,960)	$5.26

Unvested at June 30, 2010	937,690	$4.17

*	See disclosure below regarding forfeitures.
As of June 30, 2010, there was approximately $1.9 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.9 years.
The aggregate intrinsic value of the unvested and vested outstanding SARs at June 30, 2010 and December 31, 2009 was $3.7 million and $1.3 million, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. There were 5,180 and 0 SARs exercised for the six months ended June 30, 2010 and 2009 respectively. The weighted average fair value of SARs vested for the six months ended June 30, 2010 was $1.53.
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
RSU Forfeitures
All of the forfeited RSUs described in the chart above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested RSUs. Pursuant to the award agreements governing the Company’s RSUs, upon a grantee’s termination of employment, such grantee’s outstanding unvested RSUs are forfeited, except in the event of disability or death, in which case all restrictions lapse.
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. At June 30, 2010, 122,096 shares were available for issuance under the 2009 ESPP. At June 30, 2010, there were 110 enrolled participants in the 2009 ESPP.
The fair value of each option granted under the 2009 ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Six Months Ended June 30,
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 3 — WEIGHTED AVERAGE COMMON SHARES
During 2009, the Company adopted a FASB standard which requires the Company to include specified participating securities in the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared. The requirements of this accounting standard were effective for the Company as of January 1, 2009. As the Company had incorrectly included such unvested restricted stock in its basic earnings per share calculation for the first and second quarters of 2009, which was not the appropriate treatment for such periods, the Company’s EPS for the first and second quarter of 2009 were restated. The effects of such restatement were immaterial. Upon the vesting of restricted stock, such stock is included in the calculation of basic earnings per share.
With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting or exercise, in accordance with the applicable accounting standard, the Company does not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, upon settlement, such stock is included in the calculation of basic earnings per share.
The weighted average common shares outstanding included in the computation of basic and diluted net income per share is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding-Basic	21,545	21,370	21,545	21,369
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	483	—	375	—

Weighted average common shares outstanding assuming dilution	22,028	21,370	21,920	21,369

The computation of diluted net income per common share for the three and six months ended June 30, 2010 did not include options to purchase approximately 0.6 million and 0.7 million shares of common stock, respectively because the exercise prices were greater than the average market price of the common stock during such period. The computation of diluted net income per common share for the three and six months ended June 30, 2009 did not include options to purchase 1.7 million shares of common stock, because there was a net loss for each period and inclusion of the shares underlying such options would have been anti-dilutive.
NOTE 4 — DEBT
Consolidated long-term debt at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Term Loan (Credit Agreement)	$60,500	$67,000
Note Payable (CoCaLo purchase)	513	1,025

Total	61,013	68,025
Less current portion	13,513	13,533

Long-term debt	$47,500	$54,492

At June 30, 2010 and December 31, 2009, there was approximately $6.0 million and $15.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At June 30, 2010 and December 31, 2009, Revolving Loan Availability was $40.6 million and $31.4 million, respectively.
As of June 30, 2010, the applicable interest rate margins were: 2.75% for LIBOR Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of June 30, 2010 were as follows:

	At June 30, 2010
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.28%	5.00%
Term Loan	3.28%	5.00%

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Credit Agreement Summary
The Company, its operating subsidiaries, and I&J Holdco, Inc. (the “Borrowers”) maintain a credit facility (the “Credit Agreement”) with certain financial institutions (the “Lenders”), including Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. The credit facility provides for: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”). The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory. The scheduled maturity date of the facility is April 1, 2013 (subject to customary early termination provisions).
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At June 30, 2010, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.
Under the terms of the Credit Agreement, the Company is required to comply with the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.35:1.00 for each of second, third and fourth quarters of 2010 and each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 3.25:1.00 for first three quarters of 2010 and a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Covenant EBITDA, as currently defined, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of the Company’s senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of the Company’s Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends.
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any CoCaLo or LaJobi Earnout Consideration (each defined below) or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions are satisfied. The Credit Agreement also contains specified events of default related to the CoCaLo and LaJobi Earnout Consideration. In addition KID may not pay a dividend to its shareholders unless the LaJobi and CoCaLo Earnout Consideration, if any, has been paid; no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that the Company maintains. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of June 30, 2010.
The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. Changes in the cost of the swap agreement and its fair value as of April 30, 2010 resulted in income of approximately $170,000 and $678,000 for the three and six months ended June 30, 2010, respectively, and income of approximately $310,000 and $556,000 for the three and six months ended June 30, 2009, respectively, and such amounts are included in interest expense in the consolidated statements of operations.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010. An unrealized net loss of $16,000 for this interest rate swap for the six months ended June 30, 2010, was recorded as a component of comprehensive income, which is expected to be reclassified into earnings within the next twelve months (see Note 7).
The Credit Agreement is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor (defined below), and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.
Financing costs associated with the 2009 amended revolver and term loans, are deferred and are amortized over the contractual term of the debt. As a result of an amendment to the Credit Agreement in March 2009, based upon the FASB standard for deferred financing costs, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for the write off of deferred financing costs in the six months ended June 30, 2009, respectively.
As of June 30, 2010, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.6 million upon the occurrence of specified events.
NOTE 5 —INTANGIBLE ASSETS
As of June 30, 2010 and December 31, 2009, the components of intangible assets consist of the following (in thousands):

	Weighted Average	June 30,	December 31,
	Amortization Period	2010	2009
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	28,379	29,156
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	11,271	11,589
LaJobi royalty agreements	5 years	1,494	1,712
CoCaLo trade name	Indefinite life	6,100	6,100
CoCaLo customer relationships	20 years	2,396	2,464
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$78,971	$80,352

Aggregate amortization expense was approximately $691,000 and $1,381,000 for the three and six months ended June 30, 2010, respectively. Aggregate amortization expense was approximately $736,000 and $1,470,000 for the three and six months ended June 30, 2009, respectively.
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2009. See Note 5 of the Notes to Consolidated Financial Statements and the discussion of “Long Lived Assets” in the 2009 10-K with respect to the Company’s annual impairment testing of intangible assets in 2009, and the estimates and assumptions used in the Company’s analysis. There were no impairments of intangible assets in 2009 other than the impairment of the Applause® trade name recorded in the second quarter of 2009. There were no triggering events in the first six months of 2010 to indicate that further testing of intangible assets (either definite-lived or indefinite-lived) was required.
As many of the factors used in assessing fair value are outside the control of management, the assumptions and estimates used in such assessment may change in future periods, which could require that the Company record additional impairment charges to the Company’s assets. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing or recordation is warranted.
NOTE 6 — CONCENTRATION OF RISK
The following tables present net sales and assets of the Company by geographic area (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Net sales	2010	2009	2010	2009
Net domestic sales	$65,670	$57,752	$124,523	$111,993
Net foreign sales (Australia and United Kingdom)*	2,251	2,214	4,872	4,251

Total net sales	$67,921	$59,966	$129,395	$116,244

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	June 30,	December 31,
	2010	2009
Domestic assets	$197,971	$203,155
Foreign assets (Australia and United Kingdom)	3,551	3,723

Total assets	$201,522	$206,878

*	Excludes export sales from the United States.
The Company categorizes its sales in five product categories: Functional Soft Goods, Functional Hard Goods, Accessories and Décor, Toys and Entertainment and Other. Functional Soft Goods includes bedding, blankets, mattresses and sleep positioners; Functional Hard Goods includes cribs and other nursery furniture, feeding products, baby gear and organizers; Accessories and Décor includes hampers, lamps, rugs and décor; Toys and Entertainment includes developmental toys, bath toys and mobiles; Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Functional Soft Goods	38.1%	46.4%	39.8%	45.2%
Functional Hard Goods	39.6%	31.0%	38.9%	33.5%
Accessories and Décor	10.1%	11.4%	10.0%	11.0%
Toys and Entertainment	11.4%	10.0%	10.6%	9.3%
Other	0.8%	1.2%	0.7%	1.0%

Total	100.0%	100.0%	100.0%	100.0%

With respect to customers, (i) Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for 52.1% and 49.1% of the Company’s consolidated net sales during the three and six months ended June 30, 2010, respectively, and 52.2% and 48.5% for the three and six months ended June 30, 2009, respectively, and (ii) Target accounted for approximately 10.4% and 10.3% for the three and six months ended June 30, 2010, respectively and 10.2% and 11.7% for the three and six months ended June 30, 2009, respectively. The loss of these customers or any other significant customers, or a significant reduction in the volume of business conducted with such customers, could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales.
As part of its ongoing risk assessment procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company seeks to avoid concentration with any single financial institution.
During the six months ended June 30, 2010, approximately 72% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), compared to 64% for the six months ended June 30, 2009. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.
The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 19% of such purchases for the six months ended June 30, 2010 and approximately 21% for the six months ended June 30, 2009. The five largest suppliers accounted for approximately 45% of the Company’s purchases in the aggregate for the six months ended June 30, 2010 and 49% for the six months ended June 30, 2009.
NOTE 7 — FINANCIAL INSTRUMENTS
Fair value of assets and liabilities is determined by reference to the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The relevant FASB standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and related disclosures.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently has no Level 1 assets or liabilities that are measured at a fair value on a recurring basis.
Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Most of the Company’s assets and liabilities fall within Level 2 and include foreign exchange contracts (when applicable) and an interest rate swap agreement. The fair value of foreign currency and interest rate swap contracts are based on third-party market maker valuation models that discount cash flows resulting from the differential between the contract rate and the market-based forward rate or curve capturing volatility and establishing intrinsic and carrying values.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap agreement as of June 30, 2010 (in thousands):

		Fair Value Measurements as of June 30, 2010
	June 30, 2010	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(16)	$—	$(16)	$—
The fair values of the interest rate swap agreements of $16,000 and $678,000 are included in the Company’s accrued expenses on the balance sheet at June 30, 2010 and December 31, 2009, respectively.
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
There were no material changes to the Company’s valuation techniques during the six months ended June 30, 2010 compared to those used in prior periods.
Derivative Instruments
The Company is required by its lenders to maintain in effect interest rate swaps that protect against potential fluctuations in interest rates with respect to a minimum 50% of the outstanding amount of the Term Loan. The Company is primarily exposed to interest rate risk through its variable rate Term Loan. The Company’s objective is to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. The Company applies hedge accounting based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.
Cash Flow Hedges
To comply with a requirement in the Company’s Credit Agreement to offset variability in cash flows related to the interest rate payments on the Term Loan, the Company uses an interest rate swap designated as a cash flow hedge. The interest rate swap converts the variable rate on a portion of the Term Loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR U.S. dollar three month index rate. The duration of the contract is less than twelve months.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The interest rate swap is recorded at fair value on the Company’s consolidated balance sheets. Accumulated other comprehensive income reflects the difference between the overall change in fair value of the interest rate swap since inception of the hedge and the amount of ineffectiveness reclassified into earnings.
The Company assesses hedge effectiveness both at inception of the hedge and at regular intervals at least quarterly throughout the life of the derivative. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged transactions. The Company measures hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognizes any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of Other, net. The impact of hedge ineffectiveness on earnings was not significant during the three and six months ended June 30, 2010. Each period, the hedging relationship will be evaluated to determine whether it is expected that the hedging relationship will continue to be highly effective based on the updated analysis. In addition, the Company will consider the likelihood of the counterparty’s compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk).
During the six months ended June 30, 2010, the Company did not discontinue any cash flow hedges.
An unrealized net loss of $16,000 for this interest rate swap agreement, recorded as a component of comprehensive income, for the three and six months ended June 30, 2010, is expected to be reclassified into earnings within the next twelve months.
Non-Qualifying Derivative Instruments
A previous interest rate swap contract, utilized to offset exposure of the Company’s Term Loan to interest rate risk, (as required by the Credit Agreement), terminated on April 30, 2010. This contract converted the variable rate on a portion of the Term Loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR USD three month index rate. This contract was not designated as a hedge and was adjusted to fair value at regular intervals, with any resulting gains or losses recorded immediately in earnings.
Changes between cost and fair value of this interest rate swap resulted in income of $310,000 and $556,000 for the three and six months ended June 30, 2009, respectively and such amounts are included in interest expense in the unaudited consolidated statements of operations.
NOTE 8 — COMPREHENSIVE INCOME
Comprehensive income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and six months ended June 30, 2010 and 2009 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$4,476	$(5,689)	$7,944	$(4,353)
Other comprehensive income:
Unrealized loss on derivative	(16)	—	(16)	—
Foreign currency translation adjustments	(97)	163	—	147

Comprehensive income (loss)	$4,363	$(5,526)	$7,928	$(4,206)

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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLs”). At June 30, 2010, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $4.5 million, including approximately $0.2 million of accrued interest. The Company has various tax attributes such as NOLs, charitable contribution carryovers, and foreign tax credit carryovers which could be utilized to offset these uncertain tax positions.
Activity regarding the liability for unrecognized tax benefits for the six months ended June 30, 2010 is as follows:

(in thousands)

Balance at December 31, 2009	$4,470
Increase related to interest expense	21

Balance at June 30, 2010	$4,491

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $3.8 million within twelve months of June 30, 2010 and such amount is reflected on the Company’s consolidated balance sheet as current taxes payable. The Company anticipates that the valuation allowances of the deferred tax assets associated with various tax attributes such as foreign tax credit carryforwards would be increased.
The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.
The difference between the Company’s effective tax rate of 36.6% and 37.7% for the three and six months ended June 30, 2010, respectively, and the U.S. Federal statutory rate is primarily related to the provision for state taxes in the United States offset by a discrete item related to the Company’s Australia subsidiary. The difference between the Company’s effective tax rate of 40.4% and 40.8% for the three and six months ended June 30, 2009, respectively, and the U.S. Federal statutory rate is primarily related to the provision for state taxes in the United States.
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
The Company has approximately $71.0 million in outstanding purchase commitments at June 30, 2010, consisting primarily of purchase orders for inventory.
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two to four year terms with extensions if agreed to by both parties. Several of these agreements require prepayments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $17.6 million, of which the Company had remaining commitments of approximately $7.7 million at June 30, 2010, approximately $0.9 million of which are due prior to December 31, 2010. The amount of minimum guaranteed royalty payments unpaid at December 31, 2009 was approximately $10.0 million. Royalty expense was $1.8 million and $3.7 million for the three and six months ended June 30, 2010, respectively. Royalty expense was $1.6 million and $3.0 million for the three and six months ended June 30, 2009, respectively.
In connection with the sale of the Gift Business, KID and Russ Berrie U.S. Gift, Inc (“U.S. Gift”), our subsidiary at the time, sent a notice of termination, effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease has become the obligation of the Buyer of the Gift Business (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease becomes effective (i.e., for a maximum potential remaining obligation of approximately $1.3 million). No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift fails

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
to make such payments (as it has in certain prior periods) and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from the Buyer under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all.
The purchase agreement pertaining to the sale of the Gift Business contains various indemnification, reimbursement and similar obligations. In addition, the Company may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by the Company in connection with the foregoing as of June 30, 2010, but there can be no assurance that payments will not be required of the Company in the future.
Pursuant to each of the purchase agreements governing the LaJobi and CoCaLo acquisitions, the Company may be required to pay earnout consideration amounts ranging from (i) $0.0 to $15.0 million in respect of the LaJobi acquisition (the “LaJobi Earnout Consideration”) and (ii) $0.0 to $4.0 million in respect of the CoCaLo acquisition (the “CoCaLo Earnout Consideration”, and collectively with the LaJobi Earnout Consideration, the “Earnout Consideration”). In addition, the Company has agreed to pay 1% of the Agreed Enterprise Value (as defined in the agreement pertaining to the LaJobi purchase) to a financial institution, payable in the same manner and at the same time that the LaJobi Earnout Consideration is paid. The Company cannot currently determine the precise amount of the Earnout Consideration (or the finder’s fee) that will be required to be paid. However, based on current projections, the Company anticipates that the aggregate Earnout Consideration( together with the finder’s fee) will range from $10 million to $15 million, although the exact amount could be more or less depending on the actual performance of each of LaJobi and CoCaLo (combined with Kids Line) for the remaining portion of the applicable measurement periods, each of which terminate on December 31, 2010. The Company currently anticipates that cash flow from operations and anticipated availability under the Credit Agreement will be sufficient to fund the obligation to pay the Earnout Consideration and the finder’s fee, which is anticipated to be paid on or around April 2011, and that such payment will be permitted under the terms of the Credit Agreement and related documentation.
Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration will be recorded as goodwill when and if paid or, if earlier, when the amount of the Earnout Consideration becomes probable and estimable in accordance with relevant accounting standards.
NOTE 11 — RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the standard pertaining to fair value measurements and disclosures. This amendment requires the Company to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. The amendments prescribed by the standard were effective for the Company’s fiscal quarter ending March 31, 2010, except for the requirements described in item (3) above, which will be effective for the Company’s fiscal year beginning January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
The Company adopted a new FASB standard concerning the determination of the useful life of intangible assets beginning on January 1, 2010. The adoption of this standard did not have an impact on the Company’s consolidated financial statements at the time of adoption or during the six month period ended June 30, 2010, but could have an impact in the future. The new guidance amends the factors that are to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows originally used to measure the fair value of the intangible asset under U.S. GAAP.
NOTE 12— RELATED PARTY TRANSACTIONS
Lawrence Bivona, the President of LaJobi, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to LaJobi for goods being shipped from Asian ports. The Company has used this service since April 2008, and reimburses L&J Industries for the actual, direct costs incurred by such entity for the services provided. For the three and six months ended June 30, 2010, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $0.2 million and $0.5 million, respectively, related to the services provided. For the three and six months ended June 30, 2009, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $0.3 million and $0.6 million respectively, related to the services provided.
CoCaLo contracts for warehousing and distribution services from a company, that until October 15, 2009, had a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an executive officer of the Company. As of October 15, 2009, this company is owned by unrelated parties although the spouse of Renee Pepys Lowe is still a manager of the business. For the three and six months ended June 30, 2010, CoCaLo paid approximately $0.5 million and $1.1 million to such company for these services, respectively. For the three and six months ended June 30, 2009, CoCaLo paid approximately $0.4 million and $0.9 million to such company for these services, respectively. In addition, CoCaLo rented certain office space from the same company at a rental cost for the three and six months ended June 30, 2009 of approximately $34,000 and $68,000, respectively. The lease for the office space expired December 31, 2009. These expenses were recorded in selling, general and administrative expense.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In connection with the sale of the Gift Business, KID and the Buyer entered into a transition services agreement (the “TSA”), pursuant to which, for periods of time and consideration specified in the TSA, the Company and the Buyer will provide certain specified transitional services to each other. For the six months ended June 30, 2010 and 2009, the Company recorded $0 and $75,000, respectively in selling, general and administrative expense pursuant to the TSA, not including payments made by the Australian and U.K. subsidiaries of Kids Line for the sublease of certain office and warehouse space, which amounts are payable to the Buyer (or its affiliates), or payments by Sassy to a subsidiary of the Buyer for the use of certain employees in the PRC, each of which is governed by underlying operating lease agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2009, as amended (the “2009 10-K”), and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, including in each case the consolidated financial statements and notes thereto.
OVERVIEW
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated net sales of $67.9 million and $129.4 million in the three and six month periods ended June 30, 2010, respectively.
Our infant and juvenile business — which currently consists of Kids Line, LaJobi, Sassy and CoCaLo — designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others: infant bedding and related nursery accessories (Kids Line and CoCaLo); infant furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia, and sell through independent manufacturers’ representatives and distributors in certain other countries. International sales, defined as sales outside of the United States, including export sales, constituted 9% and 7% of our net sales for the six months ended June 30, 2010 and 2009, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the United States.
We operate in one segment: the infant and juvenile business. Consistent with our strategy of building a confederation of complementary businesses, each subsidiary in our infant and juvenile business is operated substantially independently by a separate group of managers. Our senior corporate management, together with senior management of our subsidiaries, coordinates the operations of all of our businesses and seeks to identify cross-marketing, procurement and other complementary business opportunities.
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
Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the three and six months ended June 30, 2010, the costs of warehousing, outbound handling costs and outbound shipping costs were $1.7 million and $3.4 million, respectively. For the three and six months ended June 30, 2009, the costs of warehousing, outbound handling costs and outbound shipping costs were $1.6 million and $3.5 million, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.

If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. To the extent we are unable to pass such price increases along to our customers, our gross profit margins would decrease. Our gross profit margins have been impacted in recent periods by: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) our acquisition of LaJobi, which has experienced significant sales growth but which also typically generates lower gross margins, on average, than our other business units; (iii) increased pressure from major retailers, primarily as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iv) increased freight cost. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases.
We continue to seek to mitigate margin pressure through the development of new products that can command higher pricing, the identification of alternative, lower-cost sources of supply, re-engineering of certain existing products to reduce manufacturing costs and, where possible, price increases. Particularly in the mass market, our ability to increase prices or resist requests for mark-downs and/or other allowances is limited by market and competitive factors, and, while we have implemented selective price increases and will likely continue to seek to do so, we have generally focused on maintaining (or increasing) shelf space at retailers and, as a result, our market share.
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
The principal elements of our current global business strategy include:
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

•	continuing efforts to manage costs within and across each of our businesses.
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
In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors—If the national and world-wide financial crisis intensifies, potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition” in the 2009 10-K.
SEGMENTS
The Company operates in one segment: the infant and juvenile business.
RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2010 AND 2009
Net sales for the three months ended June 30, 2010 increased 13.3% to $67.9 million, compared to $60.0 million for the three months ended June 30, 2009. This increase was primarily the result of strong growth at LaJobi and Sassy. The strong growth at LaJobi was driven primarily by a strong performance of its Graco® licensed products, while Sassy’s increase was driven by the introductory launch of its licensed Garanimals® product line for Walmart.
Gross profit was $20.7 million, or 30.5% of net sales, for the three months ended June 30, 2010, as compared to $19.0 million, or 31.6% of net sales, for the three months ended June 30, 2009. In absolute terms, gross profit increased as a result of the increase in net sales. Gross profit margins decreased as a result of : (i) strong sales growth by LaJobi, whose products typically carry lower gross margins; (ii) a shift in product mix; (iii) increases in licensed products, which tend to have a lower margin as a result of royalties recorded in cost of goods sold; and (iv) increased freight costs. The decline in gross profit margins was partially offset by strong margin gains at CoCaLo and some margin improvement at Kids Line.
Selling, general and administrative expense was $12.8 million, or 18.9% of net sales, for the three months ended June 30, 2010 compared to $11.4 million, or 19.0% of net sales, for the three months ended June 30, 2009. Selling, general and administrative expense decreased as a percentage of sales primarily as a result of expense leverage due to sales growth and management’s continued focus on controlling discretionary expenses, partially offset by recent investments in additional product development, marketing and operational resources to drive future growth. In absolute terms, the increase in SG&A costs was a function of variable costs associated with higher sales.

In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with The Russ Companies, the buyer of the Gift Business (the Buyer”). These indicators included the impact of macro-economic factors on the Buyer, the deterioration of conditions in the gift market, and other Buyer specific factors, including declining financial performance, operational and integration challenges and liquidity issues that impacted the Buyer during the first half of 2009. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in the Buyer and critically evaluated the collectibility of its $15.3 million note receivable from the Buyer. As a result of this review, the Company determined that its 19.9% investment in the Buyer as well as the Applause® trade name (licensed to the Buyer) were other than temporarily impaired, and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge to reserve against the difference between the note receivable and deferred revenue liability. The impact of these actions resulted in a non-cash charge to income/(loss) from operations in an aggregate amount of $15.6 million for the three months ended June 30, 2009 and reduced to zero the net carrying value of the Gift Sale consideration referenced above.
Other expense was $0.8 million for the three months ended June 30, 2010 as compared to $1.5 million for the three months ended June 30, 2009. This decrease of approximately $0.7 million was primarily due to lower borrowings and lower borrowing costs partially offset by a net unfavorable change of $0.1 million in the fair market value of an interest rate swap agreement as compared to the prior year period.
Income before income tax provision/benefit was $7.1 million for the three months ended June 30, 2010 as compared to a loss before income tax provision/benefit of $9.5 million for the three months ended June 30, 2009, primarily as a result of the items described above.
The income tax provision for the three months ended June 30, 2010 was $2.6 million as compared to an income tax benefit of $3.9 million in the same period of 2009. The Company’s effective tax rate for the three months ended June 30, 2010 was 36.6% as compared to approximately 40.4% for the three months ended June 30, 2009, primarily related to the provision for state income tax in the United States and a discrete item in the current year related to the Company’s Australia subsidiary.
As a result of the foregoing, net income for the three months ended June 30, 2010 was $4.5 million, or $0.20 per diluted share, compared to net loss of $5.7 million, or ($0.26) per diluted share, for the three months ended June 30, 2009.
RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2010 AND 2009
Net sales for the six months ended June 30, 2010 increased 11.3% to $129.4 million, compared to $116.2 million for the six months ended June 30, 2009. This increase was primarily the result of strong growth at LaJobi and Sassy. The strong growth at LaJobi was driven primarily by a strong performance of its Graco® licensed products, while Sassy’s increase was driven by the introductory launch of its licensed Garanimals® product line for Walmart.
Gross profit was $39.4 million, or 30.4% of net sales, for the six months ended June 30, 2010, as compared to $35.6 million, or 30.6% of net sales, for the six months ended June 30, 2009. In absolute terms, gross profit increased as a result of the increase in net sales. Gross profit margins decreased as a result of: (i) strong sales at LaJobi, which tend to have lower gross margins; (ii) a shift in product mix; (iii) increases in licensed products which tend to have a lower margin; and (iv) increased freight costs.
Selling, general and administrative expense was $24.8 million, or 19.2% of net sales, for the six months ended June 30, 2010 compared to $23.6 million, or 20.3% of net sales, for the six months ended June 30, 2009. Selling, general and administrative expense decreased as a percentage of sales primarily as a result of expense leverage due to sales growth. In absolute terms, the increase in SG&A costs was a function of variable costs, an investment in the business which consisted mainly of operational personnel and severance costs in the first quarter of 2009 of $0.4 million associated with a former executive that did not recur in the first quarter of 2010.
As described above, the six month period ended June 30, 2009 also included a non-cash charge to income/(loss) from operations in an aggregate amount of $15.6 million related to the Buyer.
Other expense for the six months ended June 30, 2010 was $1.8 million, as compared to $3.7 million for the six months ended June 30, 2009. This decrease of approximately $1.9 million was primarily due to lower borrowings, lower borrowing costs, a net favorable change of $0.1 million in the fair market value of an interest rate swap agreement as compared to the prior period, and royalty income received from the Buyer during the three months ended March 31, 2010 of $0.3 million in connection with the License (discussed below). In addition, the prior year period included a write-off of $0.4 million in deferred financing costs associated with an amendment to the Credit Agreement that did not recur in the first six months of 2010.

Income before income tax provision/benefit was $12.8 million for the six months ended June 30, 2010 as compared to a loss before income tax provision/benefit of $7.3 million for the six months ended June 30, 2009, primarily as a result of the items described above.
The income tax provision for the six months ended June 30, 2010 was $4.8 million as compared to an income tax benefit of $3.0 million in the same period of 2009. The Company’s effective tax rate for the six months ended June 30, 2010 was 37.7% compared to 40.8% for the six months ended June 30, 2009, primarily related to the provision for state income tax in the United States and a discrete item in the current year related to the Company’s Australia subsidiary.
As a result of the foregoing, net income for the six months ended June 30, 2010 was $7.9 million, or $0.36 per diluted share, compared to net loss of $4.4 million, or ($0.20) per diluted share, for the six months ended June 30, 2009.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next 12 months. Any significant future business or product acquisitions and earnout payments (see below) may require additional debt or equity financing.
The proceeds of our bank facility have historically been used to fund acquisitions, and cash flows from operations are typically swept on- a daily basis and utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which are necessitated by our strategy of sweeping cash to pay down debt), we typically do not actively utilize our revolving credit facility to fund operations.
As of June 30, 2010, the Company had cash and cash equivalents of $2.8 million compared to $1.6 million at December 31, 2009. Cash and cash equivalents increased by $1.2 million during the six months ending June 30, 2010 compared to a decrease of $1.0 million during the six months ending June 30, 2009, primarily reflecting fluctuations in debt repayment. As of June 30, 2010 and December 31, 2009, working capital was $35.5 million and $29.0 million, respectively. The increase in working capital primarily reflects strong cash flows from operations and the related repayment of our Revolving Loan.
Net cash provided by operating activities was $17.7 million during the six months ended June 30, 2010 compared to net cash provided by operating activities of $12.2 million during the six months ended June 30, 2009. Operating activities reflected net income of $7.9 million in the first six months of 2010, as compared to net loss of $4.4 million in the first six months of 2009. Cash provided by operations for the six months ended June 30, 2010 also includes a $2.4 million increase in accounts payable and a $1.5 million decrease in other current assets, offset by a decrease of $1.5 million in inventory and accrued expenses.
Net cash used in investing activities was $0.6 million for the six months ended June 30, 2010, as compared to net cash used of $0.3 million for the six months ended June 30, 2009, in each case reflecting capital expenditures. We expect to incur cash expenditures of approximately $1.9 million in connection with the implementation of a new ERP system, of which a substantial portion will be expended and capitalized during 2010.
Net cash used in financing activities was $15.9 million for the six months ended June 30, 2010 as compared to net cash used in financing activities of $12.8 million for the six months ended June 30, 2009. The cash used in both periods primarily reflects the repayment of debt under the Credit Agreement.
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
Pursuant to each of the purchase agreements governing the LaJobi and CoCaLo acquisitions, the Company may be required to pay earnout consideration amounts ranging from (i) $0.0 to $15.0 million in respect of the LaJobi acquisition (the “LaJobi Earnout Consideration”) and (ii) $0.0 to $4.0 million in respect of the CoCaLo acquisition (the “CoCaLo Earnout Consideration”, and collectively with the LaJobi Earnout Consideration, the “Earnout Consideration”). In addition, the Company has agreed to pay 1% of the Agreed Enterprise Value (as defined in the agreement pertaining to the LaJobi purchase) to a financial institution, payable in the same manner and at the same time that the LaJobi Earnout Consideration is paid. The Company cannot currently determine the precise amount of the Earnout Consideration (or the finder’s fee) that will be required to be paid. However, based on current projections, the Company anticipates that the aggregate Earnout Consideration( together with the finder’s fee) will range from $10 million to $15 million, although the exact amount could be more or less depending on the actual performance of each of LaJobi and CoCaLo (combined with Kids Line) for the remaining portion of the applicable measurement periods, each of which terminate on December 31, 2010. The Company currently anticipates that cash flow from operations and anticipated availability under the Credit Agreement will be sufficient to fund the obligation to pay the Earnout Consideration and the finder’s fee, which is anticipated to be paid on or around April 2011, and that such payment will be permitted under the terms of the Credit Agreement and related documentation.
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
In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with the Buyer. Pursuant to the License Agreement, the Buyer is required to pay Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, Royalties are due quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, the Buyer shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ ® and Applause ® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If the Buyer does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require the Buyer to purchase all of the Retained IP for $5.0 million. In connection therewith, the Company recorded deferred royalty income of $5.0 million. The Buyer has not paid the initial lump sum Royalty payment. The Company received $287,500 in respect of the Royalty payment due March 23, 2010, which was recorded as other income in the first quarter of 2010, but has not received any payment to date in respect of the Royalty payment that was due on June 23, 2010 and therefore recorded no income in the three months ended June 30, 2010 related to such Royalties.
KID and Buyer continue to discuss a potential restructuring of: (i) the consideration received by KID for its former Gift Business; (ii) payments due to Licensor under the License Agreement; and (iii) ongoing arrangements between the parties and their respective affiliates. Such discussions currently contemplate, among other things, the payment by the Buyer of certain amounts in exchange for the cancellation of all or substantially all of the Gift Business consideration and the acquisition by the Buyer of the Retained IP. The amounts potentially to be paid by the Buyer are anticipated to be substantially less than the face value of the Gift Business consideration. As previously reported, the Company has written off or fully reserved against all such consideration, and, accordingly, any payments received in exchange therefor would be recorded as income, if and when received. There can be no assurance, however, that any defaulted payments under the License Agreement referred to above will be made, that any future payments due under the License Agreement will be made in a timely manner, or at all, that any ongoing discussions will result in any definitive agreement, or that the terms of any definitive agreement will be consistent with those described above.

A detailed description of the Gift Sale can be found in the Company’s Current Report on Form 8-K filed on December 29, 2008.
Debt Financing
Consolidated long-term debt at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Term Loan (Credit Agreement)	$60,500	$67,000
Note Payable (CoCaLo purchase)	513	1,025

Total	61,013	68,025
Less current portion	13,513	13,533

Long-term debt	$47,500	$54,492

At June 30, 2010 and December 31, 2009, there was approximately $6.0 million and $15.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At June 30, 2010 and December 31, 2009, Revolving Loan Availability was $40.6 million and $31.4 million, respectively.
As of June 30, 2010, the applicable interest rate margins were: 2.75% for LIBOR Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of June 30, 2010 were as follows:

	At June 30, 2010
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.28%	5.00%
Term Loan	3.28%	5.00%
Credit Agreement Summary
The Company, its operating subsidiaries, and I&J Holdco, Inc. (the “Borrowers”) maintain a credit facility (the “Credit Agreement”) with certain financial institutions (the “Lenders”), including Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. The credit facility provides for: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”). The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory. The scheduled maturity date of the facility is April 1, 2013 (subject to customary early termination provisions).
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At June 30, 2010, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.
Under the terms of this Credit Agreement, the Company is required to comply with the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.35:1.00 for each the second, third and fourth quarters of 2010 thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 3.25:1.00 for first three quarters of 2010 and a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Covenant EBITDA, as currently defined, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of our Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends.

The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any CoCaLo or LaJobi Earnout Consideration or any amounts payable under the CoCaLo Note, unless in each case certain conditions are satisfied. The Credit Agreement also contains specified events of default related to the CoCaLo and LaJobi Earnout Consideration. In addition, KID may not pay a dividend to its shareholders unless the LaJobi and CoCaLo Earnout Consideration, if any, has been paid; no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of June 30, 2010.
The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired at April 30, 2010. Changes in the cost of this swap agreement and its fair value as of April 30, 2010 resulted in income of approximately $508,000 and $678,000 for the three and six months ended June 30, 2010, respectively and income of approximately $310,000 and $556,000 for the three and six months ended June 30, 2009, respectively, and such amounts are included in interest expense in the consolidated statements of operations.
The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010. An unrealized net loss of $16,000 for this interest rate swap agreement for the three and six months ended June 30, 2010 was recorded as a component of comprehensive income, and is expected to be reclassified into earnings within the next twelve months.
The Credit Agreement is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor, and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.
Financing costs associated with the Revolving Loan and Term Loan are deferred and are amortized over their contractual term.
As of June 30, 2010, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.6 million upon the occurrence of specified events.
Other Events and Circumstances Pertaining to Liquidity
In connection with the sale of the Gift Business, KID and Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), our subsidiary at the time, sent a notice of termination, effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease has become the obligation of the Buyer of the Gift Business (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease becomes effective for a maximum potential remaining obligation of approximately $1.3 million). No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift fails to make such payments (as it has in certain prior periods) and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from the Buyer under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all.
The purchase agreement pertaining to the sale of the Gift Business contains various KID indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with any of these obligations as of July 30, 2010, but there can be no assurance that payments will not be required of KID in the future.

We are subject to legal proceedings and claims arising in the ordinary course of our business. We believe such proceedings and claims will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
We commenced the implementation of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring costs of approximately $1.9 million, a substantial portion of which is expected to be incurred in 2010 and is intended to be financed with borrowings under our revolving credit facility. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
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
Contractual Obligations
The following table summarizes the Company’s significant known contractual obligations as of June 30, 2010 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Operating Lease Obligations	$10,993	$1,101	$2,084	$2,143	$2,224	$941	$2,500
Capitalized Leases	5	4	1	—	—	—	—
Purchase Obligations (1)	71,036	71,036	—	—	—	—	—
Debt Repayment Obligations (2)	60,500	6,500	13,000	13,000	28,000	—	—
Note Payable (3)	533	—	533	—	—	—	—
Interest on Debt Repayment Obligations (4)	4,118	1,002	1,663	1,208	245	—	—
Royalty Obligations	7,716	867	2,711	2,976	1,131	31	—

Total Contractual Obligations (5)	$154,901	$80,510	$19,992	$19,327	$31,600	$972	$2,500

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)
Reflects repayment obligations under the Credit Agreement. See Note 4 of Notes to Unaudited Consolidated Financial Statements for a description of the Credit Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of June 30, 2010, approximately $6.0 million borrowed under the Revolving Loan. The estimated 2010 interest payment for this Revolving Loan using a 3.5% interest rate is $0.2 million. Such amounts are estimates only and actual interest payments could differ materially. The Revolving Loan facility matures in April 2013, at which time any amounts outstanding are due and payable.

(3)
Reflects a note payable with respect to the CoCaLo acquisition (the CoCaLo Note). The present value of the CoCaLo Note is $513,000 and the aggregate remaining imputed interest at 5.5% is $20,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(4)
This amount reflects estimated interest payments on the long-term debt repayment obligation as of June 30, 2010 calculated using an interest rate of 3.5% and then-current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan (discussed in footnote 3 above).

(5)
Does not include contingent obligations under the Lease (or contingent obligations under other off-balance sheet arrangements described in Item 7 of the 2009 10-K), as the amount if any and/or timing of their potential settlement is not reasonably estimable. See “Other Events and Circumstances Pertaining to Liquidity” above. In connection with the acquisitions of LaJobi and CoCaLo, the Company has agreed to make certain potential Earnout Consideration (together with finder’s fee) payments based on the performance of the acquired businesses. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources.” These amounts are not included in the above table, as the amount of their potential settlement is not reasonably estimable.

The Company has classified $3.8 million of unrecognized tax benefits within current income tax payable as such amount is expected to be resolved within one year. This amount is not included in the above table as the timing and amount of the potential settlement is not reasonably estimable.
Off Balance Sheet Arrangements
As of June 30, 2010, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2009 10-K, other than the decrease in the remaining maximum potential obligation of KID under the Lease from $2.7 million to approximately $1.3 million.
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
Also see Note 2 of Notes to Consolidated Financial Statements of the 2009 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. See Note 2 of Notes to Unaudited Consolidated Financial Statements herein.
Recently Issued Accounting Standards
See Note 11 of the “Notes to Unaudited Consolidated Financial Statements” for a discussion of recently issued accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, Risk Factors, of the 2009 10-K, as updated in the Company's Prospectus Supplement, filed on June 11, 2010 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2010, there have been no material changes in the Company’s market risks as described in Item 7A of our 2009 10-K.

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
Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2010. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2009 10-K. Certain of such risk factors were updated in the Company’s Prospectus Supplement, filed on June 11, 2010 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.
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

KID BRANDS, INC. (Registrant)
	By	/s/ Guy A. Paglinco
Date: August 4, 2010		Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.