Form 10-Q
period 2010-09-30
KID BRANDS, INC
filed 2010-11-03
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8681

KID BRANDS, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State of or other jurisdiction of	22-1815337 (I.R.S. Employer Identification Number)
incorporation or organization)

1800 Valley Road, Wayne, New Jersey (Address of principal executive offices)	07470 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 30, 2010 was as follows:

CLASS	SHARES OUTSTANDING

Common Stock, $0.10 stated value	21,547,174

KID BRANDS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,406	$1,593
Accounts receivable- trade, less allowances of $8,141 in 2010 and $7,101 in 2009	47,719	42,940
Inventories, net	48,226	37,018
Prepaid expenses and other current assets	3,063	2,950
Income tax receivable	411	241
Deferred income taxes, net	1,424	2,607

Total current assets	102,249	87,349
Property, plant and equipment, net	4,707	4,251
Intangible assets	78,281	80,352
Deferred income taxes, net	22,419	30,993
Other assets	3,310	3,933

Total assets	$210,966	$206,878

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,519	$13,533
Short-term debt	14,970	15,100
Accounts payable	21,239	17,420
Accrued expenses	9,813	8,684
Income taxes payable	18	3,630

Total current liabilities	59,559	58,367
Deferred taxes	111	—
Income taxes payable	572	1,065
Long-term debt	44,250	54,492
Other long-term liabilities	1,557	1,860

Total liabilities	106,049	115,784

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at September 30, 2010 and December 31, 2009	2,674	2,674
Additional paid-in capital	90,729	89,756
Retained earnings	112,281	100,377
Accumulated other comprehensive income	479	458
Treasury stock, at cost 5,180,606 and 5,227,985 shares at September 30, 2010 and December 31, 2009, respectively	(101,246)	(102,171)

Total shareholders’ equity	104,917	91,094

Total liabilities and shareholders’ equity	$210,966	$206,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$71,128	$60,085	$200,523	$176,329

Cost of sales	50,490	41,613	140,511	122,289

Gross profit	20,638	18,472	60,012	54,040

Selling, general and administrative expenses	13,710	12,069	38,533	35,686

Impairment and valuation reserve	—	—	—	15,620

Income from operations	6,928	6,403	21,479	2,734

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(887)	(1,559)	(2,951)	(5,452)
Interest and investment income	3	—	10	10
Other, net	105	(67)	370	136

	(779)	(1,626)	(2,571)	(5,306)

Income (loss) before income tax provision (benefit)	6,149	4,777	18,908	(2,572)

Income tax provision (benefit)	2,189	1,909	7,004	(1,087)

Net income (loss)	$3,960	$2,868	$11,904	$(1,485)

Net income (loss) per share:
Basic	$0.18	$0.13	$0.55	$(0.07)

Diluted	$0.18	$0.13	$0.54	$(0.07)

Weighted average shares:
Basic	21,546,000	21,371,000	21,545,000	21,370,000

Diluted	21,999,000	21,770,000	21,951,000	21,370,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$11,904	$(1,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,704	2,838
Amortization of deferred financing costs	693	1,190
Provision for impairment and valuation reserve	—	15,620
Provision for customer allowances	28,086	22,743
Provision for inventory reserve	129	751
Share-based compensation expense	1,668	1,413
Deferred income taxes	9,868	1,351
Change in assets and liabilities:
Accounts receivable	(32,751)	(21,430)
Income tax receivable	(170)	11
Inventories	(11,215)	6,843
Prepaid expenses and other current assets	(111)	1,193
Other assets	(53)	(31)
Accounts payable	3,784	(8,711)
Accrued expenses	996	(5,393)
Income taxes payable	(4,339)	(3,152)

Net cash provided by operating activities	11,193	13,751

Cash flows from investing activities:
Capital expenditures	(1,088)	(472)
Other	—	(4)

Net cash used in investing activities	(1,088)	(476)

Cash flows from financing activities:
Proceeds from issuance of common stock	229	80
Excess tax benefit from share-based compensation	2	—
Repayment of long-term debt	(10,256)	(19,437)
Payment of deferred financing fees	—	(1,646)
Net (payment) borrowing on revolving credit facility	(130)	6,211

Net cash used in financing activities	(10,155)	(14,792)

Effect of exchange rate changes on cash and cash equivalents	(137)	(197)

Net decrease in cash and cash equivalents	(187)	(1,714)
Cash and cash equivalents at beginning of period	1,593	3,728

Cash and cash equivalents at end of period	$1,406	$2,014

Cash paid during the period for:
Interest	$2,936	$5,310
Income taxes	$1,862	$1,059
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
The Company’s operations, which consist of: Kids Line, LLC (“Kids Line”); Sassy, Inc. (“Sassy”); LaJobi, Inc., (“LaJobi”); and CoCaLo, Inc., (“CoCaLo”), each direct or indirect wholly-owned subsidiaries of KID, design, manufacture through third parties and market products in a number of categories including, among others: infant bedding and related nursery accessories and décor, kitchen and nursery appliances, and diaper bags (Kids Line and CoCaLo); nursery furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). The Company’s products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).
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
NOTE 2 — SHAREHOLDERS’ EQUITY
Share-Based Compensation
As of September 30, 2010, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans. As of September 30, 2010, there were 20,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of the Company’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At September 30, 2010, 811,931 shares were available for issuance under the EI Plan.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At September 30, 2010, 122,096 shares were available for issuance under the 2009 ESPP.
Impact on Net Income
The components of share-based compensation expense follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock option expense	$425	$193	$743	$577
Restricted stock expense	134	170	333	510
Restricted stock unit expense	53	5	120	13
SAR expense	172	66	373	197
ESPP expense	33	34	99	116

Total share-based payment expense	$817	$468	$1,668	$1,413

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three and nine months ended September 30, 2010 and 2009. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.
The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are included below for SARs only, as there were no stock options issued during the three and nine months ended September 30, 2010. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.
Stock Options
Stock options are rights to purchase the Company’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Nonqualified Stock Options (stock options which are not Incentive Stock Options). There were no stock options issued during the three and nine months ended September 30, 2010 and 2009.
As of September 30, 2010, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $1.5 million, and is expected to be recognized over a weighted-average period of 2.3 years.
Activity regarding outstanding stock options for the nine months ended September 30, 2010 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2009	880,615	$13.14
Options Granted	—	—
Options Forfeited/Cancelled*	(156,640)	$11.59

Options Outstanding as of September 30, 2010	723,975	$13.48

Option price range at September 30, 2010	$6.63–$34.05

*	See disclosure below regarding forfeitures.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The aggregate intrinsic value of the unvested and vested outstanding options was $255,000 and $0 at September 30, 2010 and December 31, 2009, respectively. The aggregate intrinsic value is the total pretax value of in-the-money options, which is the difference between the fair value at the measurement date and the exercise price of each option. No options were exercised during the nine months ended September 30, 2010. The weighted average fair value of stock options vested for the nine months ended September 30, 2010 was $13.79.
A summary of the Company’s unvested stock options at September 30, 2010 and changes during the nine months ended September 30, 2010 is as follows:

		Weighted Average Grant
Unvested stock options	Options	Date Fair Value
Unvested at December 31, 2009	499,400	$12.28
Granted	—	$—
Vested	(65,200)	$10.68
Forfeited/cancelled*	(60,000)	$8.38

Unvested options at September 30, 2010	374,200	$13.19

*	See disclosure below regarding forfeitures.
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
During the nine months ended September 30, 2010, and 2009, there were no shares of restricted stock issued under the EI Plan or otherwise. These restricted stock grants have vesting periods ranging from four to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made.
A summary of the Company’s unvested restricted stock at September 30, 2010 and changes during the nine months ended September 30, 2010 is as follows:

		Weighted Average Grant
Unvested Restricted Stock	Restricted Stock	Date Fair Value
Unvested at December 31, 2009	56,980	$15.84
Vested	(2,080)	$13.95
Forfeited/cancelled*	—	$—

Unvested restricted stock at September 30, 2010	54,900	$15.91

*	See disclosure below regarding forfeitures.
As of September 30, 2010, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $0.6 million, and is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the consolidated balance sheets. There were 8,500 and 157,750 RSU’s issued to employees of the Company during the three and nine months ended September 30, 2010, respectively. There were no RSU’s issued during the three and nine months ended September 30, 2009.

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
A summary of the Company’s unvested RSUs at September 30, 2010 and changes during the nine months ended September 30, 2010 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2009	41,120	$5.23
Granted	157,750	$5.20
Vested	(1,000)	$5.34
Forfeited/cancelled*	(2,160)	$5.13

Unvested at September 30, 2010	195,710	$5.21

*	See disclosure below regarding forfeitures.
As of September 30, 2010, there was approximately $0.8 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.3 years.
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. There were 107,000 and 10,000 SARs granted during the three months ended September 30, 2010 and 2009, respectively. There were 536,250 and 574,943 SARs granted during the nine months ended September 30, 2010 and 2009, respectively. SARs are accounted for at fair value at the date of grant in the consolidated income statement, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.
The assumptions used to estimate the weighted average fair value of the SARs granted during the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.24%	1.64%
Volatility	0.832%	0.836%
Expected term (years)	5	4.2
Weighted-average fair value of SARs granted	$3.78	$0.90

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the Company’s unvested SARs at September 30, 2010 and changes during the nine months ended September 30, 2010 is as follows:

		Weighted-Average Grant
	Shares	Date Value Per Share
Unvested at December 31, 2009	579,400	$3.21
Granted	536,250	$5.67
Vested	(67,000)	$1.64
Forfeited*	(7,560)	$5.50

Unvested at September 30, 2010	1,041,090	$4.56

*	See disclosure below regarding forfeitures.
As of September 30, 2010, there was approximately $2.6 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.7 years.
The aggregate intrinsic value of the unvested and vested outstanding SARs at September 30, 2010 and December 31, 2009 was $5.5 million and $1.3 million, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. There were 5,180 and 0 SARs exercised for the nine months ended September 30, 2010 and 2009 respectively.
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
Restricted Stock/RSU Forfeitures
All of the forfeited Restricted Stock and RSUs described in the chart above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested Restricted Stock and RSUs. Pursuant to the award agreements governing the Company’s Restricted Stock and RSUs, upon a grantee’s termination of employment, such grantee’s outstanding unvested Restricted Stock and RSUs are forfeited, except in the event of disability or death, in which case all restrictions lapse.
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. At September 30, 2010, 122,096 shares were available for issuance under the 2009 ESPP. At September 30, 2010, there were 99 enrolled participants in the 2009 ESPP.
The fair value of each option granted under the 2009 ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2010	2009
Dividend yield	0%	0%
Risk-free interest rate	0.45%	0.40%
Volatility	89.20%	129.0%
Expected term (years)	1.0	1.0

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The weighted average common shares outstanding included in the computation of basic and diluted net income per share is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding-Basic	21,546	21,371	21,545	21,370
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	453	399	406	—

Weighted average common shares outstanding assuming dilution	21,999	21,770	21,951	21,370

The computation of diluted net income per common share for the three and nine months ended September 30, 2010 did not include options/SAR’s to purchase approximately 0.5 million shares of common stock because the exercise prices were greater than the average market price of the common stock during such period. The computation of net income per diluted common share for the three months ended September 30, 2009 did not include options/SAR’s to purchase approximately 1.8 million shares of common stock because the exercise prices were greater than the average market price of the common stock during such period. The computation of net loss per diluted common share for the nine months ended September 30, 2009 did not include options/SAR’s to purchase approximately 2.1 million shares of common stock as there was a net loss for the period and inclusion of shares underlying such options/SARs would have been anti-dilutive.
NOTE 4 — DEBT
Consolidated long-term debt at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Term Loan (Credit Agreement)	$57,250	$67,000
Note Payable (CoCaLo purchase)	519	1,025

Total	57,769	68,025
Less current portion	13,519	13,533

Long-term debt	$44,250	$54,492

At September 30, 2010 and December 31, 2009, there was approximately $15.0 million and $15.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At September 30, 2010 and December 31, 2009, Revolving Loan Availability was $31.2 million and $31.4 million, respectively.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2010, the applicable interest rate margins were: 2.75% for LIBOR Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of September 30, 2010 were as follows:

	At September 30, 2010
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.06%	5.00%
Term Loan	3.16%	5.00%
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
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At September 30, 2010, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.
Under the terms of the Credit Agreement, the Company is required to comply with the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.35:1.00 for each of the third and fourth quarters of 2010 and each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 3.25:1.00 for the third quarter of 2010 and a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Covenant EBITDA, as currently defined, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of the Company’s senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of the Company’s Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends.
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any CoCaLo or LaJobi Earnout Consideration (each defined below) or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions are satisfied. The Company currently anticipates that payment of the Earnout Consideration (defined below) and the final payment of the CoCaLo Note will be permitted under the terms of the Credit Agreement and related documentation. The Credit Agreement also contains specified events of default related to the CoCaLo and LaJobi Earnout Consideration. In addition KID may not pay a dividend to its shareholders unless the LaJobi and CoCaLo Earnout Consideration, if any, has been paid; no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that the Company maintains. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of September 30, 2010.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. Changes in the cost of the swap agreement and its fair value as of April 30, 2010 resulted in income of approximately $0 and $678,000 for the three and nine months ended September 30, 2010, respectively, and income of approximately $348,000 and $904,000 for the three and nine months ended September 30, 2009, respectively. Such amounts are included in interest expense in the consolidated statements of operations.
The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010. An unrealized net loss of $32,000 for this interest rate swap for the nine months ended September 30, 2010, was recorded as a component of comprehensive income, which amount is expected to be reclassified into earnings within the next twelve months (see Note 7).
The Credit Agreement is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor (defined below), and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.
Financing costs associated with the 2009 amended revolver and term loans are deferred and are amortized over the contractual term of the debt. As a result of an amendment to the Credit Agreement in March 2009, based upon the FASB standard for deferred financing costs, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for the write off of deferred financing costs in the nine months ended September 30, 2009, respectively.
As of September 30, 2010, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.8 million upon the occurrence of specified events.
NOTE 5 — INTANGIBLE ASSETS
As of September 30, 2010 and December 31, 2009, the components of intangible assets consist of the following (in thousands):

	Weighted Average	September 30,	December 31,
	Amortization Period	2010	2009
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	27,990	29,156
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	11,113	11,589
LaJobi royalty agreements	5 years	1,384	1,712
CoCaLo trade name	Indefinite life	6,100	6,100
CoCaLo customer relationships	20 years	2,363	2,464
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$78,281	$80,352

Aggregate amortization expense was approximately $690,000 and $2,071,000 for the three and nine months ended September 30, 2010, respectively. Aggregate amortization expense was approximately $690,000 and $2,160,000 for the three and nine months ended September 30, 2009, respectively.
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2009. See Note 5 of the Notes to Consolidated Financial Statements and the discussion of “Long Lived Assets” in the 2009 10-K with respect to the Company’s annual impairment testing of intangible assets in 2009, and the estimates and assumptions used in the Company’s analysis. There were no impairments of intangible assets in 2009 other than the impairment of the Applause® trade name recorded in the second quarter of 2009. There were no triggering events in the nine months ended September 30, 2010 to indicate that further testing of intangible assets (either definite-lived or indefinite-lived) was required.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTE 6 — CONCENTRATION OF RISK
The following tables present net sales and assets of the Company by geographic area (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net sales
Net domestic sales	$68,603	$58,075	$193,126	$170,067
Net foreign sales (Australia and United Kingdom)*	2,525	2,010	7,397	6,262

Total net sales	$71,128	$60,085	$200,523	$176,329

	September 30,	December 31,
	2010	2009
Assets
Domestic assets	$206,784	$203,155
Foreign assets (Australia and United Kingdom)	4,182	3,723

Total assets	$210,966	$206,878

*	Excludes export sales from the United States.
The Company currently categorizes its sales into five product categories: Functional Soft Goods, Functional Hard Goods, Accessories and Décor, Toys and Entertainment and Other. Functional Soft Goods includes bedding, blankets, mattresses and sleep positioners; Functional Hard Goods includes cribs and other nursery furniture, feeding products, baby gear and organizers; Accessories and Décor includes hampers, lamps, rugs and décor; Toys and Entertainment includes developmental toys, bath toys and mobiles; Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Functional Soft Goods	36.6%	43.1%	38.7%	44.5%
Functional Hard Goods	40.8%	34.3%	39.6%	33.8%
Accessories and Décor	10.9%	12.0%	10.3%	11.4%
Toys and Entertainment	10.8%	9.8%	10.6%	9.5%
Other	0.9%	0.8%	0.8%	0.8%

Total	100.0%	100.0%	100.0%	100.0%

Customers who account for ten percent or more of the Company’s net sales are shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Toys “R” Us, Inc. and Babies “R” Us, Inc.	49.2%	45.5%	48.8%	47.5%
Target	9.0%	12.6%	9.9%	12.0%
Walmart	10.5%	5.2%	8.8%	5.1%
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the nine months ended September 30, 2010, approximately 74% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), compared to 67% for the nine months ended September 30, 2009. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.
The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 19% of such purchases for the nine months ended September 30, 2010 and approximately 21% for the nine months ended September 30, 2009. The five largest suppliers accounted for approximately 44% of the Company’s purchases in the aggregate for the nine months ended September 30, 2010 and 46% for the nine months ended September 30, 2009.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap agreement as of September 30, 2010 (in thousands):

		Fair Value Measurements as of September 30, 2010
	September 30, 2010	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(32)	$—	$(32)	$—
The fair values of the interest rate swap agreements of $32,000 and $678,000 are included in the Company’s accrued expenses on the balance sheet at September 30, 2010 and December 31, 2009, respectively.
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
There were no material changes to the Company’s valuation techniques during the nine months ended September 30, 2010 compared to those used in prior periods.
Derivative Instruments
The Company is required by its lenders to maintain in effect interest rate swap agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. The Company is primarily exposed to interest rate risk through its variable rate Term Loan. The Company’s objective is to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. The Company applies hedge accounting based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.
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
The Company assesses hedge effectiveness both at inception of the hedge and at regular intervals at least quarterly throughout the life of the derivative. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged transactions. The Company measures hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognizes any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of Other, net. The impact of hedge ineffectiveness on earnings was not significant during the three and nine months ended September 30, 2010. Each period, the hedging relationship will be evaluated to determine whether it is expected that the hedging relationship will continue to be highly effective based on the updated analysis. In addition, the Company will consider the likelihood of the counterparty’s compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk).
During the nine months ended September 30, 2010, the Company did not discontinue any cash flow hedges.
An unrealized net loss of $32,000 for this interest rate swap agreement, recorded as a component of comprehensive income, for the three and nine months ended September 30, 2010, is expected to be reclassified into earnings within the next twelve months.
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
Changes between cost and fair value of this interest rate swap resulted in income of $348,000 and $904,000 for the three and nine months ended September 30, 2009, respectively and such amounts are included in interest expense in the unaudited consolidated statements of operations.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 8 — COMPREHENSIVE INCOME
Comprehensive income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three and nine months ended September 30, 2010 and 2009 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$3,960	$2,868	$11,904	$(1,485)
Other comprehensive income:
Unrealized loss on derivative	53	—	53	—
Foreign currency translation adjustments	(16)	149	(32)	296

Comprehensive income (loss)	$3,997	$3,017	$11,925	$(1,189)

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
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLs”). At September 30, 2010, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $590,000 including approximately $115,000 of accrued interest.
Activity regarding the liability for unrecognized tax benefits for the nine months ended September 30, 2010 is as follows:

(in thousands)
Balance at December 31, 2009	$4,470
Increase related to interest expense	32
Lapse of statute of limitations	(3,816)
Settlements	(96)

Balance at September 30, 2010	$590

The reductions due to the lapsed statute of limitations of $3,816,000 were offset by an increase in valuation allowances related to Foreign Tax Credit Carryforwards.
The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $18,000 within twelve months of September 30, 2010 and such amount is reflected on the Company’s consolidated balance sheet as current taxes payable.
The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.
The provision for income tax for the three months ended September 30, 2010 was $2.2 million on profit before tax of $6.1 million. The difference between the effective tax rate of 36% for the three months ended September 30, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit, and state tax credits, the true-up of prior year federal and state estimates, offset by a benefit resulting from the conclusion of a New Jersey state tax audit. The provision for income tax for the three months ended September 30, 2009 was $1.9 million on profit before tax of $4.8 million. The difference between the effective tax rate of 40% for the three months ended September 30, 2009 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The provision for income tax for the nine months ended September 30, 2010 was $7.0 million on profit before tax of $18.9 million. The difference between the effective tax rate of 37% for the nine months ended September 30, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit, and state tax credits, the true-up of prior year federal and state estimates, offset by a benefit resulting from the true-up of prior year estimates related to the Company’s Australian subsidiary, and the conclusion of a New Jersey state tax audit. The benefit for income tax for the nine months ended September 30, 2009 was $1.1 million on a loss before tax of $2.6 million. The difference between the effective tax rate of 42% for the three months ended September 30, 2009 and the U.S. federal tax rate primarily relates to the benefit for state taxes, net of federal tax benefit, offset by Australian tax on the Company’s profitable Australian subsidiary.
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
The Company has approximately $66.3 million in outstanding purchase commitments at September 30, 2010, consisting primarily of purchase orders for inventory.
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two to four year terms with extensions if agreed to by both parties. Several of these agreements require prepayments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $12.5 million, of which the Company had remaining commitments of approximately $7.5 million at September 30, 2010, approximately $0.5 million of which are due prior to December 31, 2010. The amount of minimum guaranteed royalty payments unpaid at December 31, 2009 was approximately $10.0 million. Royalty expense was $2.2 million and $5.9 million for the three and nine months ended September 30, 2010, respectively. Royalty expense was $1.8 million and $4.8 million for the three and nine months ended September 30, 2009, respectively.
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
The purchase agreement pertaining to the sale of the Gift Business contains various indemnification, reimbursement and similar obligations. In addition, the Company may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by the Company in connection with the foregoing as of September 30, 2010, but there can be no assurance that payments will not be required of the Company in the future.
Pursuant to each of the purchase agreements governing the LaJobi and CoCaLo acquisitions, the Company may be required to pay earnout consideration amounts ranging from (i) $0.0 to $15.0 million in respect of the LaJobi acquisition (the “LaJobi Earnout Consideration”) and (ii) $0.0 to $4.0 million in respect of the CoCaLo acquisition (the “CoCaLo Earnout Consideration”, and collectively with the LaJobi Earnout Consideration, the “Earnout Consideration”). In addition, the Company has agreed to pay 1% of the Agreed Enterprise Value (as defined in the agreement pertaining to the LaJobi purchase) to a financial institution, payable in the same manner and at the same time that the LaJobi Earnout Consideration is paid. The Company cannot currently determine the precise amount of the Earnout Consideration (or the finder’s fee) that will be required to be paid. However, based on current projections, the Company anticipates that the aggregate Earnout Consideration (together with the finder’s fee) will range from $12 million to $15 million, although the exact amount could be more or less depending on the actual performance of each of LaJobi and CoCaLo (combined with Kids Line) for the remaining portion of the applicable measurement periods, each of which terminate on December 31, 2010. The Company currently anticipates that cash flow from operations and anticipated availability under the Credit Agreement will be sufficient to fund the obligation to pay the Earnout Consideration and the finder’s fee, which is anticipated to be paid on or around April 2011, and that such payment will be permitted under the terms of the Credit Agreement and related documentation.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Any LaJobi Earnout Consideration and/or CoCaLo Earnout Consideration (and any finder’s fee) will be recorded as goodwill when and if paid or, if earlier, when the amount of the Earnout Consideration becomes probable and estimable in accordance with relevant accounting standards.
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
The Company adopted a new FASB standard concerning the determination of the useful life of intangible assets beginning on January 1, 2010. The adoption of this standard did not have an impact on the Company’s consolidated financial statements at the time of adoption or during the nine month period ended September 30, 2010, but could have an impact in the future. The new guidance amends the factors that are to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows originally used to measure the fair value of the intangible asset under U.S. GAAP.
NOTE 12 — RELATED PARTY TRANSACTIONS
Lawrence Bivona, the President of LaJobi, along with various family members, established L&J Industries, in Asia. The purpose of the entity is to provide quality control services to LaJobi for goods being shipped from Asian ports. The Company has used this service since April 2008, and reimburses L&J Industries for the actual, direct costs incurred by such entity for the services provided. For the three and nine months ended September 30, 2010, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $0.3 million and $0.8 million, respectively, related to the services provided. For the three and nine months ended September 30, 2009, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $0.2 million and $0.8 million respectively, related to the services provided.
CoCaLo contracts for warehousing and distribution services from a company, that until October 15, 2009, had a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an employee of the Company. As of October 15, 2009, this company is owned by unrelated parties although the spouse of Renee Pepys Lowe is still a manager of the business. For the three and nine months ended September 30, 2010, CoCaLo paid approximately $0.4 million and $1.5 million to such company for these services, respectively. For the three and nine months ended September 30, 2009, CoCaLo paid approximately $0.7 million and $1.6 million to such company for these services, respectively. In addition, CoCaLo rented certain office space from the same company at a rental cost for the three and nine months ended September 30, 2009 of approximately $34,000 and $102,000, respectively. The lease for the office space expired December 31, 2009. These expenses were recorded in selling, general and administrative expense.
In connection with the sale of the Gift Business, KID and the Buyer entered into a transition services agreement (the “TSA”), pursuant to which, for periods of time and consideration specified in the TSA, the Company and the Buyer will provide certain specified transitional services to each other. For the nine months ended September 30, 2010 and 2009, the Company recorded $0 and $75,000, respectively in selling, general and administrative expense pursuant to the TSA, not including amounts payable by the Australian and U.K. subsidiaries of Kids Line for the sublease of certain office and warehouse space, which amounts are payable to the Buyer (or its affiliates), or amounts payable by Sassy to a subsidiary of the Buyer for the use of certain employees in the PRC, each of which is governed by underlying operating lease agreements. At September 30, 2010, the aggregate amount accrued for amounts payable to the Buyer (or its affiliates) by the Company and its affiliates was approximately $1.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2009, as amended (the “2009 10-K”), and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, including in each case the consolidated financial statements and notes thereto.
OVERVIEW
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated net sales of $71.1 million and $200.5 million in the three and nine month periods ended September 30, 2010, respectively.
Our infant and juvenile business — which currently consists of Kids Line, LaJobi, Sassy and CoCaLo — designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others: infant bedding and related nursery accessories, kitchen and nursery appliances, and diaper bags (Kids Line and CoCaLo); infant furniture and related products (LaJobi); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy). Our products are sold primarily to retailers in North America, the UK and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the UK and Australia, and sell through independent manufacturers’ representatives and distributors in certain other countries. International sales, defined as sales outside of the United States, including export sales, constituted 9% and 8% of our net sales for the nine months ended September 30, 2010 and 2009, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the United States.
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
Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the three and nine months ended September 30, 2010, the costs of warehousing, outbound handling costs and outbound shipping costs were $1.9 million and $5.3 million, respectively. For the three and nine months ended September 30, 2009, the costs of warehousing, outbound handling costs and outbound shipping costs were $1.7 million and $5.2 million, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.

If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. To the extent we are unable to pass such price increases along to our customers, our gross profit margins would decrease. Our gross profit margins have been impacted in recent periods by: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) our acquisition of LaJobi, which has experienced significant sales growth but which also typically generates lower gross margins, on average, than our other business units; (iii) increased pressure from major retailers, primarily as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iv) increased freight cost and other costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases.
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
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2009. There were no triggering events to warrant further testing of intangible assets during the first nine months of 2010. We will continue to evaluate the carrying amounts of our intangible assets.
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
RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Net sales for the three months ended September 30, 2010 increased 18.4% to $71.1 million, compared to $60.1 million for the three months ended September 30, 2009. This increase was primarily the result of organic top-line growth at LaJobi, Sassy and CoCaLo. The growth at LaJobi was driven primarily by the strong performance of its Graco® licensed products and recent crib placements at Walmart stores, while Sassy’s increase was driven by its licensed Garanimals® product line (also at Walmart), and CoCaLo’s increase was due to the continued strong performance of several top-selling collections.
Gross profit was $20.6 million, or 29.0% of net sales, for the three months ended September 30, 2010, as compared to $18.5 million, or 30.7% of net sales, for the three months ended September 30, 2009. In absolute terms, gross profit increased as a result of the increase in net sales. Gross profit margins decreased as a result of: (i) amounts recorded by the Company of approximately $670,000 related to the discontinuance of its sleep positioner product line, which decreased gross margins by a full (1.0) percentage point; (ii) incremental promotional allowances; (iii) strong sales growth by LaJobi, whose products typically carry lower gross margins; (iv) a shift in product mix toward more opening price point and other lower margin products, including continued strength in sales of licensed products, which tend to have lower margins as a result of royalties recorded in cost of goods sold; and (v) increased freight and product costs. The Company’s Sassy subsidiary discontinued the sale of sleep positioners following a warning from the U.S. Consumer Product Safety Commission and the U.S. Food and Drug Administration regarding the use of such products and, in connection therewith, has recorded certain amounts related to estimated retailer returns, the write-down of inventory and related costs. Sales of sleep positioners represented approximately 0.5% of the Company’s 2010 sales.

Selling, general and administrative expense was $13.7 million, or 19.3% of net sales, for the three months ended September 30, 2010 compared to $12.1 million, or 20.1% of net sales, for the three months ended September 30, 2009. Selling, general and administrative expense decreased as a percentage of sales primarily as a result of expense leverage due to sales growth, partially offset by recent investments in additional product development, marketing and operational resources to drive future growth. In absolute terms, the increase in SG&A costs was primarily a function of: (i) variable costs associated with higher sales; (ii) investments in additional product development, marketing and operational resources; and (iii) severance costs of approximately $0.3 million.
Other expense was $0.8 million for the three months ended September 30, 2010 as compared to $1.6 million for the three months ended September 30, 2009. This decrease of approximately $0.8 million was primarily due to lower borrowings and lower borrowing costs as compared to the three months ended September 30, 2009. The 2009 period included a favorable change of $0.3 million in the fair market value of an interest rate swap agreement, which was not a factor in the 2010 third quarter.
Income before income tax provision was $6.1 million for the three months ended September 30, 2010 as compared to $4.8 million for the three months ended September 30, 2009, primarily as a result of the items described above.
The provision for income tax for the three months ended September 30, 2010 was $2.2 million on profit before tax of $6.1 million. The difference between the effective tax rate of 36% for the three months ended September 30, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit, and state tax credits, the true-up of prior year federal and state estimates, offset by a benefit resulting from the conclusion of a New Jersey state tax audit. The provision for income tax for the three months ended September 30, 2009 was $1.9 million on profit before tax of $4.8 million. The difference between the effective tax rate of 40% for the three months ended September 30, 2009 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit.
As a result of the foregoing, net income for the three months ended September 30, 2010 was $4.0 million, or $0.18 per diluted share, compared to net income of $2.9 million, or $0.13 per diluted share, for the three months ended September 30, 2009.
RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Net sales for the nine months ended September 30, 2010 increased 13.7% to $200.5 million, compared to $176.3 million for the nine months ended September 30, 2009. This increase was primarily the result of organic top-line growth at LaJobi, Sassy and CoCaLo. The growth at LaJobi was driven primarily by the strong performance of its Graco® licensed products and recent crib placements at Walmart stores, while Sassy’s increase was driven by its licensed Garanimals® product line (also at Walmart), and CoCaLo’s increase was due to the continued strong performance of several top-selling collections.
Gross profit was $60.0 million, or 29.9% of net sales, for the nine months ended September 30, 2010, as compared to $54.0 million, or 30.6% of net sales, for the nine months ended September 30, 2009. In absolute terms, gross profit increased as a result of the increase in net sales. Gross profit margins decreased as a result of: (i) strong sales at LaJobi, which tend to have lower gross margins; (ii) a shift in product mix toward more opening price point and other lower margin products, including continued strength in sales of licensed products, which tend to have lower margins as a result of royalties recorded in cost of goods sold; (iii) a charge recorded by the Company of approximately $670,000 related to the discontinuance of its sleep positioner product line; (iv) incremental promotional allowances; and (v) increased freight and product costs.
Selling, general and administrative expense was $38.5 million, or 19.2% of net sales, for the nine months ended September 30, 2010 compared to $35.7 million, or 20.2% of net sales, for the nine months ended September 30, 2009. Selling, general and administrative expense decreased as a percentage of sales primarily as a result of expense leverage due to sales growth. In absolute terms, the increase in SG&A costs was a function of variable costs and investments in personnel and additional product development, marketing and operational resources.
In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with The Russ Companies, the buyer of the Gift Business (the Buyer”). These indicators included the impact of macro-economic factors on the Buyer, the deterioration of conditions in the gift market, and other Buyer specific factors, including declining financial performance, operational and integration challenges and liquidity issues that impacted the Buyer during the first half of 2009. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in the Buyer and critically evaluated the collectability of its $15.3 million note receivable from the Buyer. As a result of this review, the Company determined that its 19.9% investment in the Buyer as well as the Applause® trade name (licensed to the Buyer) were other than temporarily impaired, and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge to reserve against the difference between the note receivable and deferred revenue liability. The impact of these actions resulted in a non-cash charge to income/(loss) from operations in an aggregate amount of $15.6 million for the three months ended June 30, 2009 and reduced to zero the net carrying value of the Gift Sale consideration.

Other expense for the nine months ended September 30, 2010 was $2.6 million, as compared to $5.3 million for the nine months ended September 30, 2009. This decrease of approximately $2.7 million was primarily due to lower borrowings, lower borrowing costs, and royalty income received from the Buyer during the three months ended March 31, 2010 of $0.3 million in connection with the License (discussed below). In addition, the prior year period included a write-off of $0.4 million in deferred financing costs associated with an amendment to the Credit Agreement that did not recur in the nine months of 2010, partially offset by a favorable change of $0.2 million in the fair market value of an interest rate swap agreement, which was not a factor in the 2010 period.
Income before income tax provision/benefit was $18.9 million for the nine months ended September 30, 2010 as compared to a loss before income tax provision/benefit of $2.6 million for the nine months ended September 30, 2009, primarily as a result of the items described above.
The provision for income tax for the nine months ended September 30, 2010 was $7.0 million on profit before tax of $18.9 million. The difference between the effective tax rate of 37% for the nine months ended September 30, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit, and state tax credits, the true-up of prior year federal and state estimates, offset by a benefit resulting from the true-up of prior year estimates related to the Company’s Australian subsidiary, and the conclusion of a New Jersey state tax audit. The benefit for income tax for the nine months ended September 30, 2009 was $1.1 million on a loss before tax of $2.6 million. The difference between the effective tax rate of 42% for the three months ended September 30, 2009 and the U.S. federal tax rate primarily relates to the benefit for state taxes, net of federal tax benefit, offset by Australian tax on the Company’s profitable Australian subsidiary.
As a result of the foregoing, net income for the nine months ended September 30, 2010 was $11.9 million, or $0.54 per diluted share, compared to net loss of $1.5 million, or ($0.07) per diluted share, for the nine months ended September 30, 2009.
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
The proceeds of our bank facility have historically been used to fund acquisitions, and cash flows from operations are utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which are necessitated by our strategy of paying down debt), we typically do not actively utilize our revolving credit facility to fund operations.
As of September 30, 2010, the Company had cash and cash equivalents of $1.4 million compared to $1.6 million at December 31, 2009. Cash and cash equivalents decreased by $0.2 million during the nine months ending September 30, 2010 compared to a decrease of $1.7 million during the nine months ending September 30, 2009, primarily reflecting fluctuations in debt repayment. As of September 30, 2010 and December 31, 2009, working capital was $42.7 million and $29.0 million, respectively. The increase in working capital primarily reflects an increase in inventories to support anticipated growth plans for 2011 and an increase in accounts receivable related to the Company’s sales growth.
Net cash provided by operating activities was $11.2 million during the nine months ended September 30, 2010 compared to $13.8 million during the nine months ended September 30, 2009. Operating activities reflected net income of $11.9 million in the nine months of 2010, as compared to a net loss of $1.5 million in the nine months of 2009. Cash provided by operations for the nine months ended September 30, 2010 also includes a $4.8 million increase in accounts payable and accrued expenses, offset by an increase in inventory of $11.2 million and a net increase of $4.7 million in accounts receivable.
Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2010, as compared to $0.5 million for the nine months ended September 30, 2009, in each case reflecting capital expenditures. We expect to incur cash expenditures of approximately $1.9 million in connection with the implementation of a new ERP system (of which a portion will be incurred during 2010 with the balance being incurred in 2011).

Net cash used in financing activities was $10.2 million for the nine months ended September 30, 2010 as compared to net cash used in financing activities of $14.8 million for the nine months ended September 30, 2009. The cash used in both periods primarily reflects the repayment of debt under the Credit Agreement.
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
The Company cannot currently determine the precise amount of the Earnout Consideration (or the finder’s fee) that will be required to be paid. However, based on current projections, the Company anticipates that the aggregate Earnout Consideration (together with the finder’s fee) will range from $12 million to $15 million, although the exact amount could be more or less depending on the actual performance of each of LaJobi and CoCaLo (combined with Kids Line) for the remaining portion of the applicable measurement periods, each of which terminate on December 31, 2010. The Company currently anticipates that cash flow from operations and anticipated availability under the Credit Agreement will be sufficient to fund the obligation to pay the Earnout Consideration and the finder’s fee, which is anticipated to be paid on or around April 2011, and that such payment will be permitted under the terms of the Credit Agreement and related documentation.
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
In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with the Buyer. Pursuant to the License Agreement, the Buyer is required to pay Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, Royalties are due quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, the Buyer shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ® and Applause® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If the Buyer does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require the Buyer to purchase all of the Retained IP for $5.0 million. In connection therewith, the Company recorded deferred royalty income of $5.0 million. The Buyer has not paid the initial lump sum Royalty payment. The Company received $287,500 in respect of the Royalty payment due March 23, 2010, which was recorded as other income in the first quarter of 2010, but has not received any payment to date in respect of the Royalty payments that were due on June 23, 2010 and September 23, 2010 and therefore recorded no income in the three month periods ended June 30, 2010 or September 30, 2010 related to such Royalties.

KID and Buyer continue to discuss a potential restructuring of: (i) the consideration received by KID for its former Gift Business; (ii) payments due to Licensor under the License Agreement; and (iii) ongoing arrangements between the parties and their respective affiliates. Such discussions currently contemplate, among other things, the potential payment by the Buyer of certain amounts in exchange for the cancellation of all or substantially all of the Gift Business consideration and the acquisition by the Buyer of the Retained IP. The amounts potentially to be paid by the Buyer are anticipated to be substantially less than the face value of the Gift Business consideration. As previously reported, the Company has written off or fully reserved against all such consideration, and, accordingly, any payments received in exchange therefore would be recorded as income, if and when received. There can be no assurance, however, that any defaulted payments under the License Agreement referred to above will be made, that any future payments due under the License Agreement will be made in a timely manner, or at all, that any ongoing discussions with the Buyer will result in any definitive agreement, or that the terms of any definitive agreement will be consistent with those described above.
A detailed description of the Gift Sale can be found in the Company’s Current Report on Form 8-K filed on December 29, 2008.
Debt Financing
Consolidated long-term debt at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Term Loan (Credit Agreement)	$57,250	$67,000
Note Payable (CoCaLo purchase)	519	1,025

Total	57,769	68,025
Less current portion	13,519	13,533

Long-term debt	$44,250	$54,492

At September 30, 2010 and December 31, 2009, there was approximately $15.0 million and $15.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At September 30, 2010 and December 31, 2009, Revolving Loan Availability was $31.2 million and $31.4 million, respectively.
As of September 30, 2010, the applicable interest rate margins were: 2.75% for LIBOR Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of September 30, 2010 were as follows:

	At September 30, 2010
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.06%	5.00%
Term Loan	3.16%	5.00%
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
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At September 30, 2010, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.

Under the terms of this Credit Agreement, the Company is required to comply with the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.35:1.00 for each of the third and fourth quarters of 2010 and each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 3.25:1.00 for third quarter of 2010 and a step down to 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation. Covenant EBITDA, as currently defined, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement; non-cash transaction losses (gains) due solely to fluctuations in currency values; and specified costs in connection with the sale of our Gift Business. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends.
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any CoCaLo or LaJobi Earnout Consideration or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions are satisfied. The Company currently anticipates that payment of the Earnout Consideration and the final payment of the CoCaLo Note will be permitted under the terms of the Credit Agreement and related documentation. The Credit Agreement also contains specified events of default related to the CoCaLo and LaJobi Earnout Consideration. In addition, KID may not pay a dividend to its shareholders unless the LaJobi and CoCaLo Earnout Consideration, if any, has been paid; no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. The Borrowers were in compliance with all applicable financial covenants in the Credit Agreement as of September 30, 2010.
The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. Changes in the cost of the swap agreement and its fair value as of April 30, 2010 resulted in income of approximately $0 and $678,000 for the three and nine months ended September 30, 2010, respectively, and income of approximately $348,000 and $904,000 for the three and nine months ended September 30, 2009, respectively. Such amounts are included in interest expense in the consolidated statements of operations.
The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010. An unrealized net loss of $32,000 for this interest rate swap for the nine months ended September 30, 2010, was recorded as a component of comprehensive income, which amount is expected to be reclassified into earnings within the next twelve months (see Note 7 of Notes to Unaudited Consolidated Financial Statements).
The Credit Agreement is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor, and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.
Financing costs associated with the Revolving Loan and Term Loan are deferred and are amortized over their contractual term.
As of September 30, 2010, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.8 million upon the occurrence of specified events.

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
The purchase agreement pertaining to the sale of the Gift Business contains various KID indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with any of these obligations as of September 30, 2010, but there can be no assurance that payments will not be required of KID in the future.
We are subject to legal proceedings and claims arising in the ordinary course of our business. We believe such proceedings and claims will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
We commenced the implementation of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, lower costs and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring costs of approximately $1.9 million, which will be incurred during 2010 and 2011, which is intended to be financed with borrowings under our revolving credit facility. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
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
Contractual Obligations
The following table summarizes the Company’s significant known contractual obligations as of September 30, 2010 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Operating Lease Obligations	$10,587	$569	$2,211	$2,143	$2,224	$940	$2,500
Capitalized Leases	3	2	1	—	—	—	—
Purchase Obligations (1)	66,298	35,154	31,144	—	—	—	—
Debt Repayment Obligations (2)	57,250	3,250	13,000	13,000	28,000	—	—
Note Payable (3)	533	—	533	—	—	—	—
Interest on Debt Repayment Obligations (4)	3,603	487	1,663	1,208	245	—	—
Royalty Obligations	7,462	487	2,836	2,977	1,131	31	—

Total Contractual Obligations (5)	$145,736	$39,949	$51,388	$19,328	$31,600	$971	$2,500

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)
Reflects repayment obligations under the Credit Agreement. See Note 4 of Notes to Unaudited Consolidated Financial Statements for a description of the Credit Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of September 30, 2010, approximately $15.0 million borrowed under the Revolving Loan. The estimated 2010 interest payment for this Revolving Loan using a 3.5% interest rate is $131,000. Such amounts are estimates only and actual interest payments could differ materially. The Revolving Loan facility matures in April 2013, at which time any amounts outstanding are due and payable.

(3)
Reflects a note payable with respect to the CoCaLo acquisition (the CoCaLo Note). The present value of the CoCaLo Note is $519,000 and the aggregate remaining imputed interest at 5.5% is $14,000. Upon the occurrence of an event of default under the note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(4)
This amount reflects estimated interest payments on the long-term debt repayment obligation as of September 30, 2010 calculated using an interest rate of 3.5% and then-current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan (discussed in footnote 3 above).

(5)
Does not include contingent obligations under the Lease (or contingent obligations under other off-balance sheet arrangements described in Item 7 of the 2009 10-K), as the amount if any and/or timing of their potential settlement is not reasonably estimable. See “Other Events and Circumstances Pertaining to Liquidity” above. In connection with the acquisitions of LaJobi and CoCaLo, the Company has agreed to make certain potential Earnout Consideration (together with finder’s fee) payments based on the performance of the acquired businesses. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources.” These amounts are not included in the above table, as the amount of their potential settlement is not reasonably estimable in accordance with applicable accounting standards.

Of the total income tax payable for uncertain tax positions of $590,000, we have classified $18,000 as current as of September 30, 2010, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.
Off Balance Sheet Arrangements
As of September 30, 2010, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2009 10-K, other than the decrease in the remaining maximum potential obligation of KID under the Lease from $2.7 million to approximately $1.3 million.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Item 1A, Risk Factors, of the 2009 10-K, and as updated in the Company’s Prospectus Supplement, filed on June 11, 2010 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2010, there have been no material changes in the Company’s market risks as described in Item 7A of our 2009 10-K.
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
Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2010. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

KID BRANDS, INC. (Registrant)
	By	/s/ Guy A. Paglinco
Date: November 3, 2010		Guy A. Paglinco
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.