Form 10-K
period 2010-12-31
KID BRANDS, INC
filed 2011-03-31
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8681
KID BRANDS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State of or other jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or organization)

One Meadowlands Plaza, East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (201) 405-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock, $0.10 stated value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller Reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price of such stock at the close of business on June 30, 2010 was approximately $119 million.
The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 30, 2011 was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	21,650,245
Documents Incorporated by Reference
Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), which is intended to be filed not later than 120 days after the end of the fiscal period covered by this report.

PART I
As used in this Annual Report on Form 10-K, the terms “Company”, “our”, “us” or “we” refer to Kid Brands, Inc., a New Jersey corporation, and each of its consolidated subsidiaries, and the term “KID” refers to the registrant.

ITEM 1.	BUSINESS
General
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries — Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) — we design and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. We generated annual net sales of approximately $276 million in 2010. See “Products” below for a discussion of certain new product categories introduced during 2010.
Our products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the United Kingdom and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries.
During 2008, we strategically repositioned our business to further enhance and focus our position in the infant and juvenile market. In connection therewith, among other things: (i) in April 2008 we consummated the acquisition of each of LaJobi and CoCaLo; and (ii) as of December 23, 2008, we consummated the sale of our former gift business (the “Gift Business”). As a result of the sale of our Gift Business (the “Gift Sale”), our infant and juvenile business now constitutes our only segment.
We were founded in 1963 by the late Mr. Russell Berrie, and were incorporated in New Jersey in 1966. Our common stock has been traded on the New York Stock Exchange since its initial public offering on March 29, 1984 (under the symbol “RUS” until September 22, 2009, when we changed our name to Kid Brands, Inc., and under the symbol “KID” thereafter).
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the principal elements of our current global business strategy.
We maintain our principal executive offices at One Meadowlands Plaza, East Rutherford, New Jersey 07073. Our wholly-owned subsidiaries are located in the United States, the United Kingdom and Australia, with distribution centers situated at their various locations. We are also in the process of establishing wholly-owned subsidiaries in the People’s Republic of China (“PRC”), Hong Kong and Thailand. See Item 2, “Properties”. Our telephone number is 201-405-2400.
Products
Our infant and juvenile product line currently consists of approximately 6,000 products that principally focus on children of the age group newborn to three years. We have also recently begun to expand the age range of our addressable consumer market by developing and marketing certain products for children of ages three through seven, including toddler bedding and beds as well as food preparation and kitchen products. Kids Line® products, which are marketed primarily under the Kids Line®, Carter’s® and Disney® brands, and CoCaLo® products, which are marketed primarily under the CoCaLo Baby®, CoCaLo Couture®, and CoCaLo NaturalsTM brands, each consist primarily of infant bedding and related nursery accessories and décor such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art. As described below, in 2010, Kids Line and CoCaLo products now also include specified kitchen and nursery appliances, diaper bags and spa/bath products. LaJobi® products, which are marketed primarily under the Babi Italia®, Europa Baby®, Bonavita®, Graco® and Serta® brands, consist primarily of cribs, mattresses and other nursery furniture. Sassy® products, which are marketed primarily under the Sassy®, Carter’s® and Garanimals® brands, consist primarily of developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years.

In 2010, we introduced several new product categories. For example, Kids Line expanded its product offerings to include certain kitchen appliances, food preparation products, nursery appliances and diaper bags. CoCaLo also introduced a line of diaper bags, as well as a line of spa/bath products. LaJobi introduced a glider chair with a patent-pending “nursing step” ottoman, and several new furniture collections. Sassy introduced a patent-pending squirting bath toy designed to help prevent the growth of mold and several new developmental toys and feeding products, and expanded into offerings of licensed Carter’s® and Garanimals® products.
Most of our infant and juvenile products have selling prices between $1 and $235, with the exception of LaJobi furniture products, which have selling prices of $10 to $575. Product sales are highly diverse and no single item represented more than 4% of our consolidated net sales in 2010. The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Accessories and Décor, Toys and Entertainment, and Other. Soft Good Basics includes bedding, blankets and mattresses. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Accessories and Décor includes hampers, lamps, rugs and décor. Toys and Entertainment includes developmental toys, bath toys and mobiles. Other includes all other products that do not fit in the above four categories. The following table sets forth the Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Hard Good Basics	38.9%	33.3%	32.0%
Soft Good Basics	38.1%	44.6%	41.7%
Toys and Entertainment	11.8%	10.0%	12.9%
Accessories and Décor	10.3%	11.2%	12.5%
Other	0.9%	0.9%	0.9%

Total	100.0%	100.0%	100.0%

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
We occasionally engage in market research and test marketing to evaluate consumer reactions to our products. Research into consumer buying trends often suggests new products. We assemble information from retail stores, our sales force, focus groups, industry experts, vendors and our product development personnel. We continually analyze our products to determine whether they should be adapted into new or different products using elements of the initial design or whether they should be removed from the product line.
Substantially all of our products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of individuals whose services have been retained by us. See Note 12 to Notes to Consolidated Financial Statements for a discussion of our East Asia quality control staff. Our products are designed, manufactured, packaged and labeled to conform to all applicable safety requirements under U.S. federal and other applicable laws and regulations, various industry-developed voluntary standards and product-specific standards.
During 2010, we utilized numerous manufacturers in Eastern Asia for our continuing operations, with facilities primarily in the PRC and other Eastern Asia countries. During 2010, approximately 74% of our dollar volume of purchases for our continuing operations was attributable to manufacturing in the PRC. Members of our Eastern Asia and U.S. product development staff make frequent visits to such manufacturers. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. Tariff laws, which generally provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for us in the PRC and imported into the United States and would result in an increase in our sourcing costs. In addition, certain categories of wooden bedroom furniture imported from the PRC by our LaJobi subsidiary are also subject to anti-dumping duties. For a discussion of a charge taken in the fourth quarter and year ended December 31, 2010 for anticipated anti-dumping duties (and related interest) and other actions taken by us in connection with a “Focused Assessment” of LaJobi’s import practices, see Item 3, “Legal Proceedings”, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the sections captioned “Recent Developments”, “Earnouts with Respect to Acquisitions”, “Other Events and Circumstances Pertaining to Liquidity” and “Debt Financings”, and Note 18 of Notes to Consolidated Financial Statements. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duties, and we believe that our ability to procure the affected categories of wooden bedroom furniture will not be materially adversely affected in future periods.

In 2010, the supplier accounting for the greatest dollar volume of the purchases for our continuing operations accounted for approximately 18% of such purchases, and the five largest suppliers accounted for approximately 44% in the aggregate. We believe that there are alternate manufacturers for our products and sources of raw materials. See Item 1A, “Risk Factors — We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products”, as well as Note 17 of Notes to Consolidated Financial Statements for a discussion of risks attendant to our foreign operations.
We currently utilize the full-time services of approximately 45 individuals in the PRC, Thailand, Hong Kong and Vietnam who monitor the production process with responsibility for the quality, safety and prompt delivery of our products, as well as certain compliance and product development issues. We are in the process of establishing subsidiaries in the PRC and Thailand and it is anticipated that these entities will directly employ these quality control individuals in the future. See Note 12 of Notes to Consolidated Financial Statements for a description of the previous retention of certain of these individuals through a company affiliated with the former President of LaJobi and various members of his family. Also see “ Risk Factors — Any failure to fully comply with the laws of various Asian jurisdictions could cause potential liability and have other adverse effects”, Item 3, “Legal Proceedings” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections entitled “Recent Developments” and “Earnouts with respect to Acquisitions”.
Marketing and Sales
Our products are marketed through our own direct sales force of full-time employees, as well as through independent manufacturers’ representatives and distributors to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, baby superstores, specialty stores, department stores and boutiques. During 2010, we maintained a direct sales force and distribution network for our operations in the United States, the United Kingdom and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries. Our sales attributable to foreign-based operations were $9.4 million, $8.5 million and $8.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. Our consolidated foreign sales from continuing operations, including export sales from the United States, aggregated $22.9 million, $19.8 million and $18.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. See Note 17 of Notes to Consolidated Financial Statements for information with respect to revenues from external customers and total assets for each of the years ending December 2010, 2009, and 2008, respectively, as well as specified geographic information.
During 2010, we sold infant and juvenile products to approximately 2,000 customers worldwide. Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for approximately 48.6%; Target Corporation (“Target”) accounted for approximately 9.9%; and Wal-Mart Stores, Inc. (“Walmart”) accounted for approximately 9.4% of our consolidated gross sales during 2010. The loss of any of these customers, the loss of certain other large customers, or a significant reduction in the volume of business conducted with such customers, could have a material adverse affect on us. See Item 1A, “Risk Factors — Our business is dependent on several large customers” and Note 6 of Notes to Consolidated Financial Statements.
We reinforce the marketing efforts of our sales force through an active promotional program, including showrooms at our principal facilities, participation in trade shows, and trade and consumer advertising, as well as a growing set of internet-based promotional activities. We also seek to further capture synergies between our businesses by cross-marketing products and building upon the strong customer relationships developed by each of our subsidiaries, as well as by consolidating certain operational activities.
Customer service is an essential component of our marketing strategy. We maintain customer service departments that respond to customer inquiries, investigate and resolve issues and generally assist customers and/or consumers.
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

Distribution
Many of our customers, particularly mass merchandisers, pick up their goods at our regional distribution centers, which are located in South Gate, California; Cranbury, New Jersey; Kentwood, Michigan; Eastleigh, Hampshire (United Kingdom); and Sydney, Australia. We also use common carriers to arrange shipments to customers who request such arrangements, including smaller retailers and specialty stores. CoCaLo distributes its products through a previously-affiliated third party logistics provider. LaJobi also utilizes the services of independent third party logistics providers in California for a portion of its distribution requirements. See Note 12 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”, for more information regarding CoCaLo’s third party logistics agreement.
Seasonality
We typically do not experience significant seasonal variations in demand for our products, although we typically do experience slightly higher sales during the second half of the fiscal year. In 2010, approximately 53% of our net sales were made during the second half of the fiscal year. Sales to our retail customers may be higher in periods when retailers take initial shipments of new products, as these orders typically incorporate enough products to fill each store plus additional amounts to be kept at the customer’s distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year and whether there are any mid-year product introductions.
Competition
The infant and juvenile products industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, many of which are substantially larger and have financial and other resources greater than ours. We compete with a number of different competitors, depending on the product category, and compete against no single company across all of our product categories. Our competition includes large infant and juvenile product companies and specialty infant and juvenile product manufacturers. We compete principally on the basis of proprietary product design, brand name recognition, product quality, innovation, and relationships with major retailers, customer service and price/value relationship.
In addition, certain of our potential customers, in particular mass merchandisers, have the financial and other resources necessary to buy products similar to those that we sell directly from manufacturers in Eastern Asia and elsewhere, thereby potentially reducing the size of our potential market. See Item 1A, “Risk Factors — Competition in our markets could reduce our net sales and profitability”.
Copyrights, Trademarks, Patents and Licenses
We rely on a combination of trademarks, copyrights, patents, licenses and trade secrets to protect our intellectual property. We believe our intellectual property has significant value, though we do not consider our business to be materially dependent on such intellectual property due to the availability of substitutes our ability to create new designs, and the variety of products that we sell. Intellectual property protections are limited or even unavailable in some foreign countries and preventing unauthorized use of our intellectual property can be difficult even in countries with substantial legal protection. In addition, the portion of our business that relies on the use of intellectual property is subject to the risk of challenges by third parties claiming infringement of their proprietary rights. See Item 1, “Risk Factors — “Trademark infringement or other intellectual property claims relating to our products could increase our costs.”
We enter into license agreements relating to trademarks, copyrights, patents, designs and products which enable us to market items compatible with our product line. We believe that our license agreements are important assets for our business. We currently maintain license agreements with, among others, The William Carter Company (Carter’s®); Disney® Enterprises, Inc.; Graco® Children’s Products, Inc.; and Serta®, Inc. Our license agreements are typically for terms of two to five years with extensions possible if agreed to by both parties. Royalties are paid on licensed products and, in many cases, advance royalties and minimum guarantees are required by these license agreements. Although we do not believe our business is dependent on any single license, the Graco® license (which expires on December 31, 2013, subject to renewals) and the Carter’s® license (which expires on December 31, 2012, subject to renewals) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2012, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2012) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case (other than Garanimals® which commenced in 2010) for the last three years ended December 31, 2010. While historically we have been able to renew the license agreements that we wish to continue on terms acceptable to us, the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on our results of operations, at least until such time, if ever, that appropriate replacements can be secured and related products marketed on commercially acceptable terms. See Item 1A, “Risk Factors — “Competition for licenses could increase our licensing costs or limit our ability to market products” and “The loss of any significant license could adversely affect our business.”

In connection with the Gift Sale, a newly-formed Delaware limited liability company owned 100% by KID (the “Licensor”) executed a license agreement (the “License Agreement”) with The Russ Companies (“TRC”), the purchaser of the Gift Business (“Buyer”). Pursuant to the License Agreement, the Licensor has granted to TRC an exclusive license (subject to certain specified exceptions) permitting the Licensee to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”). Subject to provisions for early termination for specified events of default, the License Agreement will expire on December 23, 2013 (subject to a nine-month extension under specified circumstances). TRC has the option to purchase all of the Retained IP from the Licensor for $5.0 million, and the Licensor has the option to require TRC to purchase all of the Retained IP for $5.0 million, each under specified circumstances. Under the License Agreement, TRC is required to pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty was due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty is due quarterly at the close of each three (3) month period during the term. TRC has not paid the initial lump sum Royalty payment and, to date, only the quarterly Royalty payment due on March 23, 2010 has been received, which was recorded as other income in the first quarter of 2010. KID and TRC are continuing their discussions with respect to among other things, payments due to Licensor under the License Agreement. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section entitled “Other Events and Circumstances Pertaining to Liquidity” for a discussion of the Royalty defaults and ongoing discussions with respect thereto and other arrangements with TRC. A detailed description of the Gift Sale can be found in the Company’s Current Report on Form 8-K filed on December 29, 2008.
Employees
As of December 31, 2010, we employed approximately 304 persons. In addition, we currently utilize the full-time services of approximately 45 individuals in the PRC, Thailand, Hong Kong and Vietnam. See, “Business — Design and Production”, “Risk Factors — Any failure to fully comply with the laws of various Asian jurisdictions could cause potential liability and have other adverse effects” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Recent Events”. We consider our employee relations to be good. Most of our employees are not covered by a collective bargaining agreement, although approximately 22 Sassy employees, representing approximately 7% of our total employees, were represented by a collective bargaining agreement as of December 31, 2010. In our Annual Report on Form 10-K for the year ended December 31, 2009, we inadvertently disclosed that we employed approximately 340 persons, which disclosure incorrectly included approximately 40 quality control individuals that we retained in Asia, for such year.
Government Regulation
Certain of our products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act, the Federal Consumer Product Safety Act and the Federal Consumer Product Safety Improvement Act. Those laws empower the Consumer Product Safety Commission (the “CPSC”) to protect consumers from certain hazardous articles by regulating their use or excluding them from the market and requiring the recall of products that are found to be potentially hazardous. The CPSC’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which our products are sold. We maintain a quality control program in order to comply with such laws, and we believe we are in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from hazards or defects, or that rapidly changing safety standards will not render unsaleable products that complied with previously applicable safety standards. See Item 1A, “Risk Factors — Product liability, product recalls and other claims relating to the use of our products could increase our costs.”
Corporate Governance and Available Information
We make available a wide variety of information free of charge on our website at www.kidbrandsinc.com. Our reports that are filed or furnished with the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports, are available on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Our website also contains news releases, financial information, company profiles and certain corporate governance information, including current versions of our “Complaint Procedures for Accounting and Auditing Matters”, “Corporate Governance Guidelines”, “Code of Business Conduct and Ethics”, “Code of Ethics for Principal Executive Officer and Senior Financial Officers”, “Criteria and Procedures with respect to Selection and Evaluation of Directors and Communications with the Board of Directors”, and the charters of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee of the Board of Directors. To access our SEC reports or amendments, log onto our website and then click onto “Investor Relations” on the main menu and then onto the “SEC Filings” link near the bottom of the page. Mailed copies of such information can be obtained free of charge by writing to us at Kid Brands, Inc., One Meadowlands Plaza, East Rutherford, New Jersey 07073, Attention: Corporate Secretary. The contents of our websites are not incorporated into this filing.

ITEM 1A.	RISK FACTORS
The risks and uncertainties described below constitute the material risks pertaining to our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, prospects, financial condition, results of operations or cash flows could be materially and adversely affected. In such cases, the trading price of our common stock could decline, and you could lose part or all of your investment.
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
Gross margin may be adversely affected in the future by increases in vendor costs (including as a result of increases in the cost of raw materials, labor or other costs or fluctuations in foreign currency exchange rates), excess inventory, obsolescence charges, changes in shipment volume or freight rates, price competition and changes in channels of distribution or in the mix of products sold. For example, increased costs in the PRC, primarily for labor, raw materials, and the impact of certain tax laws, as well as the appreciation of the Chinese Yuan against the U.S. dollar, have at times negatively impacted our gross margins. In addition, pressure from major retailers, primarily as a result of continued challenging economic conditions, to offer additional mark-downs and other credits or price concessions to clear existing inventory and secure new product placements, have and may continue to negatively impact our margins. Economic conditions, such as rising fuel prices and currency exchange fluctuations, may also adversely impact our margins.
Our Kids Line and CoCaLo businesses use significant quantities of cotton, either in the form of cotton fabric or cotton-polyester fabric. Cotton is subject to ongoing price fluctuations because it is an agricultural product impacted by changing weather patterns, disease and other factors, such as supply and demand considerations, both domestically and internationally. Cotton prices dramatically increased during 2010, impacting fabric availability and costs. In addition, increased oil prices affect key components of the raw material prices in many of our products. Significant increases in the prices of cotton or oil have and could adversely affect our gross margins and our operations.
In addition, for the fourth quarter and year ended December 31, 2010, we recorded a charge in the amount of approximately $6,860,000 (which includes approximately $340,000 of interest) for import duties that we currently anticipate will be owed by our LaJobi subsidiary to U.S. Customs and Border Protection (“U.S. Customs”), with respect to incorrect import duties applied on certain wooden furniture imported from the PRC. The charge was recorded in cost of sales (other than the interest portion, which was recorded in interest expense), and adversely affected gross margins and net income for the relevant periods. This accrual results from an ongoing investigation into, among other things, LaJobi’s import practices, initiated at the direction of the Board of Directors, and supervised by a Special Committee of three non-management members of the Board, following the discovery of certain potential issues in our preparation for the commencement of a “Focused Assessment” of LaJobi’s import practices by U.S. Customs. As the Focused Assessment is still pending, it is possible that the actual amount of duty owed for the period covered thereby will be higher upon its completion and, in any event, additional interest will continue to accrue on the amounts we currently anticipate we will owe until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accrual recorded for the fourth quarter and full year ended December 31, 2010 will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. In addition, there can be no assurance that our licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above. See Item 3, “Legal Proceedings”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections entitled “Recent Developments”, “Earnouts with respect to Acquisitions” and “Debt Financings” and Note 18 of Notes to Consolidated Financial Statements, for a discussion of the Focused Assessment, the internal investigation and other actions taken by us in connection therewith. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and we believe that our ability to procure the affected categories of wooden bedroom furniture will not be materially adversely affected in future periods.

Our business is dependent on several large customers.
The continued success of our infant and juvenile businesses depends on our ability to continue to sell our products to several large mass market retailers. In particular, Toys “R” Us, Inc. and Babies “R” Us, Inc. (considered together), Target Corporation and Wal-Mart Stores, Inc. accounted for approximately 48.6%, 9.9% and 9.4%, respectively, of our consolidated gross sales for the 2010 calendar year. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, we typically do not have long-term contracts with our customers and our agreements with these customers do not require them to purchase any specific number or amount of our products. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions or allowances, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business, and the loss of one or more of the foregoing customers or one or more of our other large customers could have a material adverse affect on our results of operations. In addition, our success depends upon the continuing willingness of large retailers to purchase and provide shelf space for our products. Our access to shelf space at retailers for our products may be reduced by store closings, consolidation among these retailers, competition from other products or stricter requirements for infant and juvenile products by retailers that we may not be able to meet. An adverse change in our relationship with, or the financial viability of, one or more of our customers could reduce our net sales and profitability.
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
The state of the economy may impact our business.
Our business and results of operations are affected by international, national and regional economic conditions. The United States and many other international economies experienced a major recession in recent periods, with continuing effects for our industry. The end-users of our products are individual consumers. A hesitant recovery in the U.S economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices have resulted in considerable negative pressure on consumer spending and consumer confidence, which we believe has resulted in lower birth rates and could result in reduced demand for our products. In the event that current economic conditions worsen, current and potential consumers of our products may be inclined to delay their purchases, and further tightening of credit markets may restrict our customers’ (both direct and indirect) ability and willingness to make purchases. In addition, continuing adverse global economic conditions in our markets could result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of accounts receivable from our direct customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, delays in signing or failing to sign direct customer contracts or signing customer agreements at reduced purchase levels, and limitations in the capital resources available to us and others with whom we conduct business. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
Product liability, product recalls and other claims relating to the use of our products could increase our costs.
We face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, the Consumer Product Safety Act, the Federal Hazardous Substances Act, or the FHSA, and the Consumer Product Safety Improvement Act, or the CPSIA, which empower the Consumer Product Safety Commission, or the CPSC, to take action against hazards presented by consumer products, including adjudication and promulgation of regulations and uniform safety standards. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to substantially all of our products. These new regulations have and are expected to further significantly increase the regulatory requirements governing the manufacture and sale of infant and juvenile products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe, as well as certain other countries. While we take the steps we believe are necessary to comply with these laws and regulations, there can be no assurance that we will be in compliance in the future, or that rapidly changing safety standards will not render unsaleable products that complied with previously-applicable safety standards. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage, we may incur significant costs in complying with recall requirements, and our financial results could be materially adversely affected. Furthermore, concerns about potential liability or potential future changes in product safety regulations may lead us to recall voluntarily or otherwise discontinue selling selected products.
Recalls, post-manufacture repairs of our products, or product liability claims could also harm our reputation, increase our costs or reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future or take other actions that may adversely impact infant and juvenile products, including the categories of products that we produce and sell. In addition, one or more of our customers might require changes or impose their own standards for our products, such as the non-use of certain materials or a refusal to sell certain products. Complying with existing or any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Furthermore, substantially all of our licenses give the licensor the right to terminate the license agreement if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.

If we lose key personnel we may not be able to achieve our objectives.
We are dependent on the continued efforts of various members of senior management, as well as senior executives of several of our subsidiaries. If for any reason, these or other key members of management do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to attract and retain senior executives or other personnel necessary for the continued success of our business. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections entitled “Recent Developments” and “Earnouts with respect to Acquisitions” for a discussion of the termination of the employment of Lawrence Bivona, the former President of LaJobi, effective March 14, 2011.
We are currently party to litigation that could be costly to defend and distracting to management.
As of the date of this report, a purported class action lawsuit has been filed on behalf of persons who allegedly purchased our common stock between March 26, 2010 and March 15, 2011. The lawsuit names us and certain of our current officers and certain of our current and former directors, as defendants. The complaint alleges one claim for relief pursuant to Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and a second claim pursuant to Section 20(a) of the Exchange Act, claiming generally that we and/or the other defendants issued materially false and misleading statements during the relevant time period regarding compliance with customs laws, our financial reports and internal controls. The complaint does not state the size of the class or quantify the amount of damages sought. Additional litigation may be initiated against us based on the alleged items at issue in the complaint described above. We cannot predict the outcome of the existing lawsuit or the likelihood that further proceedings will be instituted against us. The cost of defending against the existing lawsuit or any future lawsuits or proceedings may be high, and these legal proceedings may also result in the diversion of our management’s time and attention away from our business. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or financial results.
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
We market a significant portion of our products through licenses with other parties. Sales of licensed products represented 38% of our net sales in fiscal year 2010. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on an exclusive or nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our licensed products or develop new products, and could reduce our net sales and profitability. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.
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
Our ability to maintain compliance with the financial and other covenants in our current credit agreement is dependent upon our ability to continue to execute our business model and current operational plans. See “The state of the economy may impact our business” above. If an event of default in such covenants occurs and is continuing, among other things, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an event of default under our credit agreement could result in a cross-default under certain license agreements that we maintain. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Debt Financings”, as well as Note 8 of Notes to Consolidated Financial Statements, for a discussion of a waiver and amendment to our credit agreement required to address, among other things, an unmatured event of default with respect to a breach of a financial covenant resulting from the charge to cost of sales and interest expense recorded in the fourth quarter and year ended December 31, 2010 in connection with the internal investigation of Lajobi’s import practices and business and staffing practices in Asia described in Item 3, “Legal Proceedings”, below.
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
Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flows.
The loans under our credit agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins, which vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At December 31, 2010, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. Increases in the interest rate under our credit agreement will increase our interest expense, which could harm our profitability and cash flow.
Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.
If sufficient internal funds are not available from our operations, we may be required to further rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as were experienced during 2008 and 2009, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.
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
Under current federal bankruptcy law and comparable provisions of state fraudulent transfer or fraudulent conveyance laws, in the event of the bankruptcy of a purchaser of the Company’s assets, the sale transaction may be voided or cancelled, and damages imposed on the Company, if, among other things, such purchaser, at the time the transaction was consummated, received less than reasonably equivalent value for the consideration paid, and either was insolvent or rendered insolvent by reason of such transaction. The measures of insolvency for purposes of fraudulent transfer or conveyance laws vary depending upon the particular law applied in any proceeding to determine whether a fraudulent transfer or conveyance has occurred. With respect to the sale of the Company’s gift business to TRC, we believe that, on the basis of historical financial information, operating history and other factors, TRC did receive reasonably equivalent value for the consideration paid by TRC, and that TRC was neither insolvent prior or subsequent to the consummation of the transaction. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. In addition, although we obtained a solvency opinion in connection with this transaction confirming our position as to TRC’s solvency, we cannot assure you what weight, if any, would be accorded thereto by a court. An adverse determination with respect to any such claim could have a material adverse effect on our financial condition.
If our divested gift business fails to satisfy certain obligations relating to their operations, we could face third-party claims seeking to hold us liable for those obligations.
In December of 2008, we completed the sale of our gift business to TRC. We remain contingently liable to third parties for some obligations of the gift business, such as a real estate lease assumed by TRC in the transaction, and may remain contingently liable for certain contracts and other obligations that have not been novated, in either case if TRC fails to meet its obligations. The real estate lease referred to above was terminated in December 2010 and, while we have been informed that TRC and the landlord have agreed to allow TRC to occupy the premises under certain conditions, we remain contingently liable for certain amounts that were due and outstanding on the termination date should they remain unpaid and no accommodation is secured from the landlord. Our financial condition and results of operations could be adversely affected if we receive any such third-party claims.
We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products.
All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in the PRC. Approximately 74% of our dollar volume of purchases for our operations in 2010 were attributable to manufacturers in the PRC. The supplier accounting for the greatest dollar volume of purchases for our continuing operations accounted for approximately 18% and the five largest suppliers accounted for approximately 44% in the aggregate during 2010. While we believe that there are many other manufacturing sources available for our product lines, difficulties encountered by one or several of our larger suppliers such as a fire, accident, natural disaster or an outbreak of illness (e.g., H1N1, SARS, avian or other flu) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, our international operations subject us to certain other risks (some of which are discussed in the immediately preceding risk factor and below), including:
•	economic and political instability;

•	restrictive actions by foreign governments;

•	changing international political relations;

•	labor availability and cost;

•	changes in laws, including tax or labor laws, or changes in regulations, treaties and policies;

•	changes in shipping costs and availability of sufficient cargo capacity;

•	changes in the availability and cost of raw materials;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

•	changes in import duties or import or export restrictions (including changes that could be imposed retroactively);

•	delays in shipping of product and unloading of product through ports, as well as timely rail/truck delivery to our warehouses and/or a customer’s warehouse;

•
complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes (See “Gross margin could be adversely affected by several factors” above);

•	complications in complying with trade and foreign tax laws; and

•	the effects of terrorist activity, armed conflict and epidemics.

Any of these risks could disrupt the supply of our products or increase our expenses. The costs of compliance with trade and foreign tax laws may increase our expenses and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs. In addition, the introduction or expansion of certain social programs in the PRC or otherwise will likely increase the cost of doing business for certain of our manufacturers, which would likely increase our manufacturing costs.
With most of our manufacturers located in the Far East, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders on a timely basis or in liquidating excess inventories. Another recent development affecting many companies importing goods from the PRC is that it has become increasingly difficult to secure cargo capacity on a timely basis and at contracted prices. This may signal a trend of higher ocean freight transportation prices in coming periods. Any of these results could have a material adverse effect on our business, financial condition and results of operations.
Historically, labor in the PRC has been readily available at relatively low cost as compared to labor costs in North America. The PRC has experienced rapid social, political and economic change in recent years. There is no assurance labor will continue to be available in the PRC at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on product costs in the PRC. If our suppliers suffer labor shortages, this may result in future supply delays and disruptions and drive a substantial increase in labor costs.
Any failure to fully comply with the laws of various Asian jurisdictions could cause potential liability and have other adverse effects.
Lawrence Bivona, the former President of LaJobi, Inc., along with various family members, established L&J Industries in Asia to provide quality control, compliance and certain other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, we utilized the full time services of approximately 28 employees of L&J Industries for such services. We ceased making direct payments to L&J Industries in June 2010, when we became aware that L&J Industries has ceased operations. However, we continued to pay for the services of approximately 26 of the former employees of L&J Industries (based in Hong Kong, China, Vietnam and Thailand), including through an individual based in Hong Kong. Companies retaining the services of individuals in these jurisdictions are subject to a variety of foreign laws. The Company believes that the payment and other practices with respect to quality control, compliance and certain other services in Hong Kong, China, Vietnam and Thailand violated civil laws and potentially violated criminal laws in these jurisdictions; however, the Company currently does not believe that any such violations will have a material adverse effect on the Company, although there can be no assurance that this will be the case.
LaJobi has since discontinued the above-described manner of paying individuals providing such services in the PRC and Hong Kong, and has taken corrective action by establishing interim arrangements which it believes are currently in compliance with applicable requirements in such jurisdictions, and is in the process of establishing subsidiaries in the PRC through which the Company intends to directly employ the quality control individuals in these jurisdictions in the future. With respect to Thailand and Vietnam, we are investigating appropriate corrective interim arrangements, and are in the process of establishing a subsidiary in Thailand through which the Company intends to directly employ the quality control individuals in these jurisdictions in the future. Although we believe that once these subsidiaries are fully established, the Company will be in compliance with applicable laws of the relevant Asian countries, no assurance can be given that applicable governmental authorities will concur with such a view and will not impose taxes or penalties or other measures with respect to staffing practices prior thereto.
The Board is continuing to review the extent to which LaJobi’s payment and other practices for the above-described services in Asia may have breached other laws, whether any penalties or other measures may be assessed against LaJobi, the Company or any related personnel as a result, and what remedial actions may be advisable or required. In addition, there can be no assurance that our licensors, vendors and/or retail partners will not take adverse action under applicable agreements with us (or otherwise) as a result of such potential compliance issues. Because the investigation is ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition.

We may have difficulty establishing adequate management, legal and financial controls in the PRC and other Asian countries.
The PRC and certain other Asian jurisdictions have historically had fewer or less developed management and financial reporting concepts and practices, as well as modern banking, computer, and other control systems. We may experience difficulty in hiring and/or retaining a sufficient number of qualified individuals in such jurisdictions. As a result, we may experience difficulty in establishing management, legal, and financial controls, collecting financial data and preparing financial statements, books of account, and corporate records and instituting business practices that meet business standards such as those in the United States.
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
If our products are copied or “knocked-off,” our sales of these products may be materially reduced and our profitability may be negatively affected.
Occasionally in the infant and juvenile industry, successful products are “knocked-off” or copied by competitors. While we strive to protect our intellectual property, we cannot guarantee that knock-offs will not occur or that they will not have a significant effect on our business. The costs incurred in protecting our intellectual property rights could be significant, and there is no assurance that we will be able to successfully protect our rights (see preceding risk factor).
Significant changes in the ability to transfer capital across borders could have a significant adverse effect on our results of operations and financial condition.
Government action may restrict our ability to transfer capital across borders in the countries where we conduct business or have invested capital. Significant changes in our ability to transfer our capital across borders could have a significant adverse effect on our business and results of operations.
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
Disruptions in our current information technology systems or difficulties in implementing our new information technology system could harm our business.
System failure or malfunctioning in our information technology systems may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. In addition, we commenced the implementation in December 2009 of a new consolidated information technology system for the Company, which we believe will provide greater efficiencies and greater reporting capabilities than those provided by the current separate systems in place across our individual infant and juvenile companies. In connection with such implementation (which now includes functionality enhancements beyond the original project concept), we anticipate incurring total costs of approximately $3.3 million, of which $1.3 million has been incurred as of December 31, 2010. We anticipate that the balance of the costs will be incurred in 2011 and the first half of 2012. As a result of this implementation our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
Changes in our effective tax rate, or changes in tax laws and regulations may have an adverse effect on our results of operations.
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
We are subject to taxation in various jurisdictions around the world. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our effective income tax rate, however, may be higher due to numerous factors, including those enumerated above. A significantly higher effective income tax rate could have an adverse effect on our business, results of operations and liquidity.
Officials in some of the jurisdictions in which we do business, including the United States, have proposed, or announced that they are reviewing tax increases and other revenue raising laws and regulations. Any resulting changes in tax laws or regulations could impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

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
Increased costs associated with corporate governance compliance may affect our results of operations and financial condition, and may make it more difficult to attract and retain officers and directors.
The Sarbanes Oxley Act of 2002 has required changes in some of our corporate governance and securities disclosure and compliance practices, and requires ongoing review of our internal control procedures. These developments have increased our legal compliance and financial reporting costs, and to the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement we may have to incur additional costs and divert management’s time and attention. Any such action could adversely affect our results of operations and financial condition. Additionally, we have not yet fully determined the potential financial and compliance impact of the Dodd — Frank Wall Street Reform and Consumer Protection Act which was enacted in July 2010. As a public entity, the Company expects these new rules and regulations to increase compliance costs as we evaluate the implications of new rules and respond to new requirements. Delays or a failure to comply with the new laws, rules and regulations could result in enforcement actions, the assessment of other penalties and civil suits. These laws and regulations make it more expensive for us under indemnities provided by the Company to our officers and directors. In addition, these new rules and regulations may make it more difficult and expensive to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.
The trading price of our common stock has been volatile and investors in our common stock may experience substantial losses.
The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:
•	changes in financial estimates of our net sales and operating results;

•	buy/sell recommendations by securities analysts;

•	the timing of announcements by us or our competitors concerning significant product developments, acquisitions, financial performance or other matters;

•	fluctuation in our quarterly operating results;

•	other economic or external factors;

•	our failure to meet the performance estimates of securities analysts or investors;

•	substantial sales of our common stock or the registration of substantial shares for sale; or

•	general stock market conditions.
You may be unable to sell your stock at or above your purchase price.
A limited number of our shareholders can exert significant influence over us.
As reported in a Schedule 13D filed with SEC various investment funds and accounts managed by Prentice Capital Management, LP (“Prentice”) beneficially own approximately 20.4% of the outstanding shares of our common stock. Prentice currently has the right to nominate two members of our Board of Directors. This share ownership would permit Prentice and other large shareholders to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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
The recently enacted United States federal legislation on healthcare reform and proposed amendments thereto could impact the healthcare benefits required to be provided by us and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.
The United States federal healthcare legislation enacted in 2010 and proposed amendments thereto contain provisions which could materially impact the future healthcare costs of the Company. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs which would reduce our net income and adversely affect our cash flows.
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

•	the New Jersey Shareholders’ Protection Act.
The New Jersey Shareholders’ Protection Act, as it pertains to us, prohibits, among other things, a merger, consolidation, specified asset sale, specified issuance or transfer of stock, or other similar business combination or disposition between the Company and any beneficial owner of 10% or more of our voting stock for a period of five years after such “interested” stockholder acquires 10% or more of our voting stock, unless the transaction is approved by our board of directors before such interested stockholder acquires 10% or more of our voting stock. In addition, no such transaction shall occur at any time unless: (1) the transaction is approved by our board of directors before the interested stockholder acquires 10% or more of our voting stock, (2) the transaction is approved by the holders of two-thirds of our voting stock excluding shares of our voting stock owned by such interested stockholder or (3) (A) the aggregate consideration received per share by stockholders in such transaction is at least equal to the higher of (i) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealer’s fees) paid by the interested stockholder (x) within the 5-year period preceding the announcement date of such transaction or (y) within the 5-year period preceding, or in the transaction, in which the stockholder became an interested stockholder, whichever is higher, in each case plus specified interest, less the value of dividends paid since that earliest date, up to the amount of such interest, and (ii) the market value per share of common stock on the announcement date of such transaction or on the date the interested stockholder became an interested stockholder, whichever is higher, plus specified interest, less the value of dividends paid since that date, up to the amount of such interest, (B) the consideration in the transaction received by stockholders is in cash or in the same form as the interested stockholder used to acquire the largest number of shares previously acquired by it, and (C) after the date the interested stockholder became an interested stockholder, and prior to the consummation of the transaction, such interested stockholder has not become the beneficial owner of additional shares of our stock, except (w) as part of the transaction which resulted in the interested stockholder becoming an interested stockholder, (x) by virtue of proportionate stock splits, stock dividends or other distributions not constituting a transaction covered by the New Jersey Shareholders Protection Act, (y) through a transaction meeting the conditions of paragraph (B) above and this paragraph (C) or (z) through purchase by the interested stockholder at any price, which, if that price had been paid in an otherwise permissible transaction under the New Jersey Shareholders’ Protection Act, the announcement date and consummation date of which were the date of that purchase, would have satisfied the requirements of paragraphs (A) and (B) above.

We have granted stock options, stock appreciation rights and restricted stock units to certain management employees and directors as compensation which may depress our stock price and result in dilution to our common stockholders.
As of December 31, 2010, options to purchase approximately 704,175 shares of our common stock were outstanding, 425,975 of which are currently vested; 1,111,513 stock appreciation rights were outstanding, 222,683 of which are currently vested; and 174,730 unvested restricted stock units are outstanding. Our Equity Incentive Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted and non-restricted shares and/or dividend equivalent rights, up to a total of 1.5 million shares (plus additional shares in the event of specified circumstances). If the market price of our common stock is higher than the exercise price of outstanding vested options, holders of those securities may exercise their options and sell the common stock acquired upon exercise of such options in the open market. If the market price of our common stock is higher than the exercise price of outstanding vested stock appreciation rights, holders of those securities may exercise their rights and sell the common stock acquired (to the extent such stock appreciation rights are settled in common stock) in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of exercised vested options, vested restricted stock, vested stock appreciation rights and/or vested restricted stock units settled in or exercised for stock may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding vested options exercise those options (or if (i) vested stock appreciation rights are exercised and settled in common stock, or (ii) vested restricted stock units are settled in common stock), our common stockholders will incur dilution. The exercise price of all common stock options and stock appreciation rights is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the relevant award agreement. See Note 15 of Notes to Consolidated Financial Statements.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in East Rutherford, New Jersey (prior to January 24, 2011, our corporate headquarters were located in Wayne, New Jersey under a sublease from TRC). We lease additional office and distribution facilities located in South Gate, California, and Cranbury, New Jersey. We also lease office space in, Bannockburn, Illinois, Los Angeles, California and Irvine, California. We continue to sublease office space and distribution facilities from TRC in Eastleigh, Hampshire, England, and Sydney, Australia.
We own an office and distribution facility used by Sassy located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan. Bank of America, N.A. and certain of its affiliates, as administrative agent for the lenders under our current credit agreement, has a lien on substantially all of our assets, including a mortgage on the real property underlying this facility. See Note 8 of Notes to Consolidated Financial Statements.
We believe that our facilities are maintained in good operating condition and are, in the aggregate, adequate for our purposes. At December 31, 2010, we were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from 1 year to 7.2 years, although our subleases with TRC may be terminated on six month notice by TRC. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections entitled “Contractual Obligations” and “Off-Balance Sheet Arrangements”, and Note 18 of Notes to the Consolidated Financial Statements, for a description of our contingent liability with respect to a lease assumed by TRC in connection with the sale of the Gift Business. Also see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section entitled “Off-Balance Sheet Arrangements” and Item 9B “Other Information” for a description of our contingent liability with respect to a sublease entered into by Kids Line, LLC in Los Angeles, California, and a related letter of credit.

ITEM 3.	LEGAL PROCEEDINGS
In late December 2010, our LaJobi subsidiary was selected by U.S. Customs for a “Focused Assessment” of its import practices and procedures, which Focused Assessment commenced on January 19, 2011. In preparing for the Focused Assessment, which is ongoing, we found certain potential issues with respect to LaJobi’s import practices. As a result, our Board of Directors initiated an investigation, supervised by a Special Committee of three non-management members of the Board. The Board’s investigation found instances at LaJobi in which incorrect import duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping regulations. On the basis of the investigation, the Board concluded that there was misconduct involved on the part of certain LaJobi employees in connection with the incorrect payment of duties, including misidentifying the manufacturer and shipper of products. As a result, effective March 14, 2011, LaJobi’s President, Lawrence Bivona, and LaJobi’s Managing Director of operations were both terminated from employment. Promptly upon becoming aware of such issues and related misconduct, the Company voluntarily disclosed its findings to the SEC on an informal basis and is cooperating with the Staff of the SEC as it reviews this matter.
Upon completion of the investigation into LaJobi’s import practices, we currently expect to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of import duty, and remit payment of customs duty not paid, with interest thereon. Accordingly, for the fourth quarter and year ended December 31, 2010, we recorded a charge in the amount of approximately $6,860,000 (which includes approximately $340,000 of interest) for import duties we anticipate will be owed to U.S. Customs by LaJobi in respect of such underpayments. This charge was recorded in cost of sales (other than the interest portion, which was recorded in interest expense), and adversely affected gross margins and net income for the affected periods. It is possible that the actual amount of duty owed with respect to the Focused Assessment will be higher upon completion thereof, and in any event, additional interest will continue to accrue on the amounts we currently anticipate we will owe until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accrual recorded for 2010 will adversely affect our gross margin and net income for the period(s) in which such amounts may be recorded and could have a material adverse affect on our results of operations. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and we believe that our ability to procure the affected categories of wooden bedroom furniture will not be materially adversely affected in future periods. We are committed to working closely with U.S. Customs to address issues relating to incorrect import duties, and have also initiated certain enhancements to our processes and procedures in areas where underpayments were found, and will be reviewing these and possibly other remedial measures. In addition, there can be no assurance that our licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above. See Item 1A, “Risk Factors – “Any failure to comply with the laws of various Asian jurisdictions could cause potential liability and have other adverse effects” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections entitled “Recent Developments”, “Earnouts with respect to Acquisitions” and “Debt Financings”, as well as Note 18 of Notes to Consolidated Financial Statements, for further discussion of this matter, including its impact on the LaJobi Earnout Consideration (and related finder’s fee), which we believe are no longer payable.
On March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Complaint”). The Complaint is brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired the common stock of the Company between March 26, 2010 and March 15, 2011. In addition to the Company, Bruce G. Crain, our President, Chief Executive Officer and a member of our board of directors, Guy A. Paglinco, our Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of our board of directors, as well as Lauren Krueger and John Schaefer, each a former member of our board of directors, were named as defendants.
The Complaint alleges one claim for relief pursuant to Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule10b-5 promulgated thereunder, and a second claim pursuant to Section 20(a) of the Exchange Act, claiming generally that we and/or the other defendants issued materially false and misleading statements during the relevant time period regarding compliance with customs laws, our financial reports and internal controls. The complaint does not state the size of the class or quantify the amount of damages sought.

We intend to defend this action (and any similar actions that may be filed in the future) vigorously, and we have notified our insurance companies of the existence of the Complaint. See “Risk Factors — We are currently party to litigation that could be costly to defend and distracting to management.”
In addition to the proceedings described above, in the ordinary course of our business, we are party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to our business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially adversely affect our consolidated results of operations, financial condition or cash flows.

ITEM 4.	REMOVED AND RESERVED
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table provides information with respect to our executive officers as of March 31, 2011. All officers are elected by the Board of Directors and may be removed with or without cause by the Board. Currently, all of our operations are currently conducted through our subsidiaries. As a result, we have determined that it is appropriate to include the leaders of each of our principal business units as executive officers, even where such leaders are employed by our subsidiaries. As a result, David Sabin, President of Kids Line, LLC and CoCaLo, Inc.; and Richard F. Schaub, Jr., President of LaJobi, Inc. and Sassy, Inc.; are each deemed to be executive officers.

NAME*	AGE	POSITION WITH THE COMPANY
Bruce G. Crain(1)	50	President and Chief Executive Officer
Marc S. Goldfarb	47	Senior Vice President, General Counsel and Corporate Secretary
Guy A. Paglinco	53	Vice President and Chief Financial Officer
David C. Sabin	61	President of Kids Line, LLC and CoCaLo, Inc.
Richard F. Schaub, Jr.	51	President of LaJobi, Inc. and Sassy, Inc.

(1)	Member of our Board of Directors

*
Lawrence Bivona served as President of LaJobi, Inc. until March 14, 2011, at which time his employment with the Company terminated. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections entitled “Recent Developments”.

Bruce G. Crain joined the Company as President and Chief Executive Officer and a member of our Board of Directors in December 2007. From March 2007 until December 2007 he provided consulting services to the Company and to Prentice. and D. E. Shaw & Co., L.P. Previously, he served in various executive capacities with Blyth, Inc., a NYSE-listed, multi-channel designer and marketer of home décor and gift products from 1997 to September 2006, including Senior Vice President (Corporate) from 2002 to 2006, a member of the Chairman’s Office Executive Committee from 2004 to 2006, Group President of the worldwide Wholesale Group segment from 2004 to 2006, President of the Home Fragrance Group from 2002 to 2004 and President of the European Affiliate Group from 1999 to 2001.
Marc S. Goldfarb joined the Company as Vice President, General Counsel and Corporate Secretary in September 2005. In November 2006 he was promoted to the position of Senior Vice President. Prior to joining the Company, from January 2003 to September 2005, Mr. Goldfarb was Vice President, General Counsel and Corporate Secretary of Journal Register Company, a publicly traded newspaper publishing company. From July 1998 to January 2003, he served as Managing Director and General Counsel of The Vertical Group, an international private equity firm. Prior to that, Mr. Goldfarb was a Partner at Bachner, Tally, Polevoy & Misher LLP, a law firm.
Guy A. Paglinco joined the Company as Vice President — Corporate Controller in September 2006 and was promoted to Vice President and Chief Accounting Officer of the Company as of November 13, 2007, Interim Chief Financial Officer as of January 30, 2009, and Chief Financial Officer as of August 14, 2009. Immediately prior to joining the Company, Mr. Paglinco served in various roles at Emerson Radio Corp., an AMEX-listed international distributor of consumer electronic products, including Chief Financial Officer from 2004 to 2006, and Corporate Controller from 1998 to 2004.
David C. Sabin joined the Company as Executive Vice President of Kids Line in December 2009, and effective January 1, 2010, assumed the position of President of Kids Line and, effective September 2010, also assumed the additional position of President of CoCaLo, Inc. From 1988 to 2006, Mr. Sabin was a founder and Chairman of Salton, Inc., a designer, marketer and distributor of branded small appliances, home décor and personal care products under well-recognized brands such as Salton®, George Forman®, Westinghouse® and Toastmaster®. From 2008 to 2009 Mr. Sabin served as President of Greystone Brands, Ltd., a house wares company, where he led sales and marketing efforts to launch several new products domestically and internationally and established new licensing opportunities for several well-known brands. Mr. Sabin has also held several other executive and managerial positions in the home décor and tabletop industries.

Richard F. Schaub, Jr. joined the Company as President of Sassy, Inc., in February 2010, and effective March 14, 2011, assumed the additional position of President of LaJobi, Inc. From 2007 to 2009, he was the General Manager of RC2/Learning Curve Brands’ “Mother, Infant and Toddler” Group. From 2000 to 2007, he held various Senior Vice President-Sales positions at RC2. Prior to his tenure at RC2, Mr. Schaub held various management and sales leadership roles at infant and juvenile product category leaders, including Maclaren, Evenflo, Priss Prints and Dolly. Earlier in his career, he was a buyer and marketing director for Child World, a juvenile retailer with 181 stores.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At March 30, 2011, our Common Stock was held by approximately 430 shareholders of record. Our Common Stock has been traded on the New York Stock Exchange under the symbol KID since September 22, 2009, and prior thereto under the symbol RUS since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices of our Common Stock, as set forth on the New York Stock Exchange Composite Tape, for the calendar periods indicated:

	2010		2009
	HIGH	LOW	HIGH	LOW
First Quarter	$8.89	$4.65	$4.56	$0.88
Second Quarter	10.35	7.01	4.76	1.31
Third Quarter	9.05	6.70	6.63	3.05
Fourth Quarter	10.26	8.43	6.79	3.64
The Company has not paid a dividend since April 2005 and currently does not anticipate paying any dividends. In accordance with the terms of our current credit agreement, we are restricted in our ability to pay dividends to our shareholders. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 8 of Notes to Consolidated Financial Statements, for a description of our current credit agreement, including such dividend restrictions.
See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan Information.
CUMULATIVE TOTAL STOCKHOLDER RETURN
The following line graph compares the performance of our Common Stock during the five-year period ended December 31, 2010, with the S&P 500 Index and an index composed of other publicly traded companies that we consider to be our peers based on the lines of business in which such companies operate (the “Peer Group”. The graph assumes an investment of $100 on December 31, 2005, in our Common Stock, the S&P 500 Index and the Peer Group index.
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

	12/05	12/06	12/07	12/08	12/09	12/10
Kid Brands, Inc	100.00	135.29	143.26	26.01	38.35	74.87
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	120.65	102.44	64.56	90.55	114.56

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. As of December 23, 2008, we completed the Gift Sale. As a result, the Gift Business has been reflected as discontinued operations in our consolidated Statements of Operations for 2008 and all periods prior thereto presented in this Annual Report on Form 10-K, including the data in the table below. The December 31, 2008 Balance Sheet data presented does not include the Gift Business assets and liabilities as a result of the consummation of the Gift Sale as of December 23, 2008, but does include the fair values of the consideration received from such sale. The Balance Sheet data presented for the years ended December 31, 2007 and 2006 included in the table below has not been restated.

	Years Ended December 31,*
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)

Statement of Operations Data:
Net Sales	$275,777	$243,936	$229,194	$163,066	$147,100
Cost of Sales	199,483	168,741	160,470	111,361	84,338
Income (Loss) from continuing operations	22,355	10,992	(118,986)	16,915	34,077
Income (Loss) before Provision (Benefit) for Income Taxes	18,464	4,543	(128,371)	13,222	24,429
Income Tax (Benefit) Provision	(16,208)	(7,162)	(29,031)	4,127	10,363
Income (Loss) from continuing operations	34,672	11,705	(99,340)	9,095	14,066
Income (Loss) from discontinued operations, net of tax	—	—	(12,216)	(187)	(23,502)
Net Income (Loss)	34,672	11,705	(111,556)	8,908	(9,436)
Basic Earnings (Loss) Per Share:
Income (Loss) from continuing operations	1.61	0.55	(4.66)	0.43	0.67
Income (Loss) from discontinued operations	—	—	(0.57)	(0.01)	(1.12)
Net Earnings (Loss) per common share	1.61	0.55	(5.23)	0.42	(0.45)
Diluted Income (Loss) Per Share:
Income (Loss) from continuing operations	1.59	0.54	(4.66)	0.43	0.67
Income (Loss) from discontinued operations	—	—	(0.57)	(0.01)	(1.12)
Net Earnings (Loss) per common share	1.59	0.54	(5.23)	0.42	(0.45)
Dividends Per Share	0.00	0.00	0.00	0.00	0.00
Balance Sheet Data:
Working Capital	$43,209	$28,982	$25,046	$63,133	$45,872
Property, Plant and Equipment, net	5,030	4,251	4,466	13,093	13,993
Total Assets	242,496	206,878	235,434	340,123	303,767
Debt	73,121	83,125	102,812	66,844	54,332
Shareholders’ Equity	127,982	91,094	77,876	204,639	190,664

*	The above results include LaJobi and CoCaLo since their acquisitions on April 2, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated annual net sales of approximately $276 million in 2010. We operate in one segment: the infant and juvenile business.
Our infant and juvenile business — which currently consists of the following operating subsidiaries: Kids Line, LaJobi, Sassy, and CoCaLo — designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others, infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, diaper bags and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the United Kingdom and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries. International sales, defined as sales outside of the United States, including export sales, constituted 8.3%, 8.1% and 8.2% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the United States. See “Recent Developments” below for a discussion of new products introductions in 2010.
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
We do not ordinarily sell our products on consignment, although we may do so in limited circumstances, and we ordinarily accept returns only for defective merchandise. In the normal course of business, we grant certain accommodations and allowances to certain customers in order to assist these customers with inventory clearance or promotions. Such amounts, together with discounts, are deducted from gross sales in determining net sales.
Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses incurred by these third party manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as has occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore, adversely affect our profitability. Conversely, a small portion of our revenues is generated by our subsidiaries in Australia and the United Kingdom and is denominated primarily in those local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors — “Currency exchange rate fluctuations could increase our expenses”.
Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the years ended December 31, 2010, 2009 and 2008, the costs of warehousing, outbound handling costs and outbound shipping costs were $7.2 million, $7.0 million, and $8.8 million, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.

If our suppliers experience increased raw material, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) our acquisition of LaJobi, which continues to experience significant sales growth but which also typically generates lower gross margins due to the nature of the furniture category, on average, than our other business units; (iii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placement; and (iv) increased freight cost and raw material costs. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases. See “Recent Developments” below for a description of an accrual for anticipated customs duty and interest payment requirements related to certain wooden furniture imported by our LaJobi subsidiary from the PRC, which accrual has further impacted our gross margins and net income for the fourth quarter and year ended December 31, 2010.
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
Recent Developments
In 2010, we introduced several new product categories. For example, Kids Line expanded its product offerings to include certain kitchen appliances, food preparation products, nursery appliances and diaper bags. CoCaLo also introduced a line of diaper bags, as well as a line of spa/bath products. LaJobi introduced a glider chair with a patent-pending “nursing step” ottoman, and several new furniture collections. Sassy introduced a patent-pending squirting bath toy designed to help prevent the growth of mold and several new developmental toys and feeding products, and expanded into offerings of licensed Carter’s® and Garanimals® products.
Our LaJobi subsidiary has been selected by U.S. Customs for a “Focused Assessment” of its import practices and procedures, which “Focused Assessment” commenced January 19, 2011. In preparing for the Focused Assessment, which is ongoing, we found certain potential issues with respect to LaJobi’s import practices. As a result, our Board of Directors initiated an investigation, supervised by a Special Committee of three non-management members of the Board. The Board’s investigation found instances at LaJobi in which incorrect import duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping regulations. On the basis of their investigation, the Board concluded that there was misconduct involved on the part of certain LaJobi employees in connection with the incorrect payment of duties, including misidentifying the manufacturer and shipper of products. As a result, effective March 14, 2011, LaJobi’s President, Lawrence Bivona, and LaJobi’s Managing Director of operations were both terminated from employment. Promptly upon becoming aware of such issues and related misconduct, the Company voluntarily disclosed its findings to the SEC on an informal basis and is cooperating with the Staff of the SEC as it reviews this matter. The investigation by the Board is continuing, and is also focused on certain of LaJobi’s business and staffing practices in Asia, as described below.
Upon completion of our investigation, we currently expect to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of import duty, and remit payment of customs duty not paid, with interest thereon. Accordingly, for the fourth quarter and year ended December 31, 2010, we recorded a charge in the amount of $6,860,000 (which includes approximately $340,000 of interest) for import duties we anticipate will be owed to U.S. Customs by LaJobi in respect of such underpayments. This charge was recorded in cost of sales (other than the interest portion, which was recorded in interest expense), and adversely affected gross margins and net income for the affected periods. It is possible that the actual amount of duty owed with respect to the Focused Assessment and related investigation will be higher upon completion thereof, and in any event, additional interest will continue to accrue on the amounts we currently anticipate we will owe until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accrual recorded for the fourth quarter and full year ended December 31, 2010 will adversely affect our gross margin and net income for the period(s) in which such amounts may be recorded and could have a material adverse affect on our results of operations. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and we believe that our ability to procure the affected categories of wooden bedroom furniture will not be materially adversely affected in future periods. We are committed to working closely with U.S. Customs to address issues relating to incorrect import duties and have also initiated certain enhancements to our processes and procedures in areas where underpayments were found, and will be reviewing these and possibly other remedial measures. In addition, there can be no assurance that our licensors, vendors and/or retail partners will not take adverse action under applicable agreement with the Company (or otherwise) as a result of the matters described above. See Item 3, “Legal Proceedings” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections entitled “Earnouts with respect to Acquisitions” and “Debt Financings”, as well as Note 18 of Notes to Consolidated Financial Statements, for further discussion of this matter, including its impact on the LaJobi Earnout Consideration (and related finder’s fee), which we believe are no longer payable.
We anticipate that cash flow from operations and anticipated availability under the Credit Agreement will be sufficient to funds any customs duty, interest and potential penalties thereon, and potential LaJobi Earnout Consideration and related finder’s fee, if any, and will be permitted under the terms of the Credit Agreement and related documentation, although there can be no assurance that this will be the case. See “Debt Financings” below and Item 9B, “Other Information” for a discussion of a waiver and amendment executed to address, among other things, various defaults resulting from the charge recorded in the fourth quarter and year ended December 31, 2010 and other circumstances discovered as a result of the internal investigation of LaJobi’s import and other practices described above and below.
The Board’s pending investigation into LaJobi’s import practices also encompasses certain of LaJobi’s business and staffing practices in Asia and the accuracy of public disclosure made by the Company with respect thereto. Based on such investigation to date, the Company has determined that the Company incorrectly described certain payments as being made by LaJobi entirely to L&J Industries (a company established by Lawrence Bivona, the former President of LaJobi, and various members of his family, to provide quality control, compliance and other services to LaJobi for goods shipped from Asian ports) in its quarterly reports during 2010. In particular, the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, reported that payments of $311,000, $200,000 and $300,000, respectively, were made by LaJobi to L&J Industries for such services. However, while the reported amounts were correct, during such periods, all or a portion of such payments were actually made by LaJobi to individuals in Hong Kong, China, Vietnam and Thailand providing such services, including through an individual based in Hong Kong, rather than to L&J Industries. LaJobi ceased making payments to L&J Industries altogether in June 2010, when it became aware that L&J Industries has ceased operations.
LaJobi has since discontinued the above-described manner of paying individuals providing such services in the PRC and Hong Kong, and has taken corrective action by establishing interim arrangements which it believes are currently in compliance with applicable requirements in such jurisdictions, and is in the process of establishing subsidiaries in the PRC through which the Company intends to directly employ the quality control individuals in these jurisdictions in the future. With respect to Thailand and Vietnam, we are investigating appropriate corrective interim arrangements, and are in the process of establishing a subsidiary in Thailand through which the Company intends to directly employ the quality control individuals in these jurisdictions in the future. Although we believe that once these subsidiaries are fully established, the Company will be in compliance with applicable laws of the relevant Asian countries, no assurance can be given that applicable governmental authorities will concur with such a view and will not impose taxes or penalties or other measures with respect to staffing practices prior thereto.
The Company believes that the payment and other practices with respect to quality control, compliance and certain other services in Hong Kong, China, Vietnam and Thailand violated civil laws and potentially violated criminal laws in these jurisdictions; however, the Company currently does not believe that any such violations will have a material adverse effect on the Company, although there can be no assurance that this will be the case. The Board is continuing to review the extent to which LaJobi’s payment practices for the above-described services in Asia may have breached other laws, whether any penalties or other measures may be assessed against LaJobi, the Company or any related personnel as a result, and what remedial actions may be advisable or required. In addition, there can be no assurance that our licensors, vendors and/or retail partners will not take adverse action under applicable agreements with us (or otherwise) as a result of such potential compliance issues. Because the investigation is ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition. Also see Item 1A, “Risk Factors — Any failure to comply with the laws of various Asian jurisdictions could cause potential liability and have other adverse affects.”

Goodwill and Intangible Assets
Prior to 2009, we carried significant goodwill and intangible assets on our balance sheet. We recorded, in our consolidated financial statements for the fourth quarter and fiscal year ended December 31, 2008, non-cash impairment charges to: (i) goodwill related to our continuing infant and juvenile operations in the approximate amount of $130.2 million, in connection with our annual assessment of goodwill; (ii) our Applause® trademark, in connection with the Gift Sale, of $6.7 million; and (iii) intangible assets related to our continuing infant and juvenile operations of $3.7 million, in connection with our annual assessment of indefinite-life intangible assets. A detailed discussion and analysis of our annual Goodwill assessment and other impairment charges as of December 31, 2008, and our conclusions with respect thereto can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, as well as the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”). As all of our goodwill was impaired in 2008, no annual goodwill assessment was necessitated in 2010 or 2009.
Our other indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of each of 2010 and 2009. During the quarter ended June 30, 2009, in conjunction with the preparation of our financial statements for such period, a series of impairment indicators emerged in connection with TRC, the buyer of our former Gift Business, which resulted in the Company recording certain non-cash impairment charges and a valuation reserve aggregating $15.6 million against the consideration received in the Gift Sale and the Applause® trade name in the amount of $0.8 million (discussed in detail below in the section captioned “Disposition” of Liquidity and Capital Resources). Other than this $0.8 million charge, there was no impairment of the Company’s intangible assets (either definite-lived or indefinite-lived) during either 2010 or 2009. See “Critical Accounting Policies” below and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 10-K for a discussion of impairment charges incurred in 2008 and our evaluation of the useful life of our Kids Line customer relationships.
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
(iii)	increasing our existing store or online penetration (selling to more store locations within each large, national retail customer or their associated websites); and
(iv)	expanding and diversifying our distribution channels, with particular emphasis on sales into international markets and non-traditional infant and juvenile retailers;

•	growing through licensing, distribution or other strategic alliances, including pursuing acquisition opportunities in businesses complementary to ours;
•
implementing strategies to further capture synergies within and between our confederation of businesses, through cross-marketing opportunities, consolidation of certain operational activities and other collaborative activities; and

•	continuing effort to manage costs within each of our businesses.
With respect to our current strategies, during 2010: (i) we believe we increased market share as a result of our investments in our brands and design-led products; (ii) each of our business units launched new products both within our core businesses and in adjacent product categories (see “Recent Developments” above for a discussion of certain new product introductions during 2010); (iii) each business unit entered into new and/or expanded existing doors and channels, as exemplified by the significant expansion of our business with Walmart, particularly at our LaJobi and Sassy subsidiaries; (iv) we transitioned to a single senior leadership team at these businesses, while retaining the separate brand identities of the Kids Line and CoCaLo brands; and (v) we continued to manage expenses and working capital, allowing us to use our cash flow to further pay down debt and reduce the interest rates applicable to loans under our credit facility.
As discussed above, in the year ended December 31, 2008, we recorded an impairment charge to goodwill in the approximate amount of $130.2 million, resulting from decreased cash flow forecasts due to adverse equity and credit market conditions that caused, among other things, a sustained decrease in our stock price and a challenging retail environment. As a result of the continued challenging retail environment, we anticipate future sales and/or margins will be lower than what was historically forecasted, negatively impacting our prior cash flow forecasts; however, the acquisitions of LaJobi and CoCaLo have partially mitigated the impact of such lower forecasts (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 10-K). With the exception of the impairment charge for the Applause trade name in the second quarter of 2009 in connection with the impairment of the Gift Sale consideration, no further impairments to intangible assets were recorded in 2009 or 2010; however, there can be no assurance that the outcome of future reviews will not result in further impairment charges. Impairment assessments inherently involve judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we use in testing for impairment are reasonable, significant changes in any of our assumptions could produce a significantly different result.
General Economic Conditions as They Impact Our Business
Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty, such as the recession experienced in 2008 and much of 2009, can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence, which we believe has resulted in lower birth rates. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectability of cash from our customers. See item 1A, “Risk Factors — The state of the economy may impact our business”.
In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors — Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition”.
Basis of Presentation
As a result of the Gift Sale as of December 23, 2008, the Consolidated Statement of Operations for the year ended December 31, 2008 (and the discussion below) presents such business as discontinued operations. In addition, the results of operations of LaJobi and CoCaLo, each of which was acquired on April 2, 2008, are included in the consolidated results of operations from and after the date of acquisition and, accordingly, the fiscal year 2008 results include only nine months of activity from these acquired entities.

Results of Operations
Year ended December 31, 2010, compared to year ended December 31, 2009
Net sales for the year ended December 31, 2010 increased 13.1% to $275.6 million, compared to $243.9 million for the year ended December 31, 2009. This increase was primarily the result of organic top-line growth at LaJobi, Sassy and CoCaLo. The strong growth at LaJobi was driven primarily by the performance of its Graco® licensed products and recent crib placements at Walmart stores, while Sassy’s increase was driven primarily by its licensed Garanimals® product line (at Walmart), and CoCaLo’s increase was due to the continued strong performance of several top-selling collections.
Gross profit was $76.3 million, or 27.7% of net sales, for the year ended December 31, 2010, as compared to $75.2 million, or 30.8% of net sales, for the year ended December 31, 2009. In absolute terms, gross profit increased as a result of the increase in net sales. Gross profit margins, however, decreased as a result of: (i) a charge in the amount of approximately $6.5 million recorded in cost of sales in the fourth quarter and year ended December 31, 2010 with respect to anticipated anti-dumping duty payment requirements, as discussed in “Recent Developments” above; (ii) strong sales growth at LaJobi, which tends to generate lower gross margins due to the nature of the furniture category; (iii) a continued shift in product mix toward more opening price point and other lower margin products, including continued strength in sales of licensed products, which tend to have lower margins as a result of royalties recorded in cost of goods sold; (iv) a charge recorded by Sassy of approximately $670,000 related to the discontinuance of its sleep positioner product line; (v) incremental promotional allowances; and (vi) increased freight and product costs.
Selling, general and administrative expense was $53.9 million, or 19.6% of net sales, for the year ended December 31, 2010 compared to $48.6 million, or 19.9% of net sales, for the year ended December 31, 2009. Selling, general and administrative expense decreased as a percentage of sales primarily as a result of expense leverage due to sales growth. In absolute terms, the increase in SG&A costs was a function of increased variable costs as a result of higher net sales and investments in personnel and additional product development, marketing and operational resources, as well as a severance charge recorded during the quarter ended September 30, 2010.
In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with TRC, the buyer of the Gift Business. These indicators included the impact of macro-economic factors on TRC, the deterioration of conditions in the gift market, and other TRC-specific factors, including declining financial performance, operational and integration challenges and liquidity issues that impacted TRC during the first half of 2009. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in TRC and critically evaluated the collectability of its $15.3 million note receivable from TRC. As a result of this review, the Company determined that its 19.9% investment in TRC as well as the Applause® trade name (licensed to TRC) were other than temporarily impaired, and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge to reserve against the difference between the note receivable and deferred revenue liability. The impact of these actions resulted in a non-cash charge to income/(loss) from operations in an aggregate amount of $15.6 million for the three months ended June 30, 2009 and reduced to zero the net carrying value of the Gift Sale consideration.
Other expense for the year ended December 31, 2010 was $3.9 million, as compared to $6.4 million for the year ended December 31, 2009. This decrease of approximately $2.5 million was primarily due to lower borrowing; lower borrowing costs; and royalty income of approximately $0.3 million received from TRC during the first quarter of 2010 in connection with the license of specified intellectual property to TRC, partially offset by approximately $0.3 million in interest costs related to the anticipated LaJobi customs duty payment requirements of LaJobi, Inc., discussed in “Recent Developments” above. In addition, the prior year period included a write-off of $0.4 million in deferred financing costs associated with an amendment to the Credit Agreement that did not recur in 2010, partially offset by a favorable change of $0.7 million in the fair market value of an interest rate swap agreement, which was not a factor in the 2010 period.
Income before income tax benefit was $18.5 million for the year ended December 31, 2010 as compared to an income before income tax benefit of $4.5 million for the year ended December 31, 2009. The benefit for income tax for the year ended December 31, 2010 was $16.2 million on profit before tax of $18.5 million. The difference between the effective tax rate for the year ended December 31, 2010 and the U.S. federal tax rate primarily relates to a reduction in the valuation allowance related to intangible amortization and foreign tax credit carry forwards, a reduction in the reserve for tax contingencies, and state tax credits generated. The benefit for income tax for the year ended December 31, 2009 was $7.2 million on income before tax of $4.5 million. The difference between the effective tax rate for the year ended December 31, 2009 and the U.S. federal tax rate primarily relates to the lapse of the statute of limitations on the Company’s 2005 federal tax return, a decrease in valuation allowances related to intangible amortization, and a decrease in valuation allowances related to foreign tax credit carry- forwards related to overall domestic losses previously generated by our former Gift Business.

As a result of the foregoing, net income for the year ended December 31, 2010 was $34.7 million, or $1.59 per diluted share, compared to net income of $11.7 million, or $0.54 per diluted share, for the year ended December 31, 2009.
Year ended December 31, 2009, compared to year ended December 31, 2008
Net sales for the year ended December 31, 2009, increased 6.4% to $243.9 million, compared to $229.2 million for the year ended December 31, 2008. This increase was primarily attributable to the inclusion of $26.7 million in sales generated by LaJobi and CoCaLo in the first quarter of 2009 which were not included in the comparable period in 2008, as well as sales growth at LaJobi and CoCaLo during the remainder of 2009, partially offset by a decline of $27.5 million in net sales for Sassy. The decline in net sales at Sassy was largely the result of the termination of a distribution agreement with MAM Babyartikel GmbH, which generated approximately $22.0 million of net sales for Sassy in the year ended December 31, 2008, that did not recur in 2009.
Gross profit was $75.2 million, or 30.8% of net sales, for the year ended December 31, 2009, as compared to $68.7 million or 30.0% of net sales, for the year ended December 31, 2008. Gross profit margins increased primarily as a result of lower product and commodity prices and lower prices resulting from the consolidation of suppliers (particularly with respect to Kids Line and CoCaLo), partially offset by (i) sales mix changes resulting in higher sales of lower margin products, including higher sales of licensed products, including Carter’s® and Graco® branded products; (ii) increases in markdowns and advertising allowances provided to assist retailers in clearing existing inventory and to secure product placements; and (iii) the inclusion in the first quarter of 2009 of sales from LaJobi, which typically carry lower gross profit margins, on average, than our other business units. On an absolute basis, gross profit increased primarily as a result of the increase in net sales for 2009 and the impact of the increase in gross profit margins. This increase was partially offset by lower gross profit at Sassy resulting from Sassy’s sales decline (partially offset by Sassy’s improved gross profit margins resulting from new branding and packaging initiatives and new product development), as well as lower gross margins at Kids Line.
Selling, general and administrative expense was $48.6 million, or 19.9% of net sales, for the year ended December 31, 2009, compared to $50.8 million, or 22.2% of net sales, for the year ended December 31, 2008. Selling, general and administrative expense decreased on an absolute and relative basis due to a heightened focus on containing discretionary expenses as a result of the economic climate, partially offset by (i) the inclusion in the first quarter of 2009 of approximately $4.5 million of SG&A expenses from LaJobi and CoCaLo, which costs were not included in SG&A for the first quarter of 2008; (ii) severance costs recorded in 2009 of approximately $850,000 associated with two former executives; and (iii) increased investments across our operations for trade shows and other business-building efforts.
In connection with an impairment test conducted during the preparation of the Company’s financial statements for the second quarter of 2009, triggered by the emergence of a series of impairment indicators concerning TRC, (including the impact of macro-economic factors on TRC, the deterioration of conditions in the gift market, and other TRC-specific factors, including declining financial performance, operational and integration challenges and liquidity issues), the Company concluded that the Gift Sale Consideration was fully impaired, and, in connection therewith, recorded a non-cash charge to income/(loss) from continuing operations in the second quarter of 2009 in an aggregate amount of $15.6 million ($4.5 million and $0.8 million, respectively, against the investment in TRC and the Applause® trade name, and $10.3 million to reserve against the difference between the note receivable and deferred revenue liability). As a result of our annual goodwill impairment test during the fourth quarter of 2008, we concluded that our goodwill was fully impaired and, as a result, recorded an aggregate non-cash impairment charge to goodwill of $130.2 million in the fourth quarter of 2008. We also recorded an impairment charge on the Applause® trade name during the fourth quarter of 2008 in the amount of $6.7 million in connection with the Gift Sale.
Other expense was $6.4 million for the year ended December 31, 2009, compared to $9.4 million for the year ended December 31, 2008. The decrease was primarily attributable to a net favorable change of $1.4 million in the fair value of an interest rate swap agreement entered into in connection with our Credit Agreement in 2009 compared to a $2.1 million unfavorable change in 2008, as well as lower borrowings and lower borrowing costs in 2009, partially offset by an approximately $500,000 increase in deferred financing costs.
The income tax benefit for the year ended December 31, 2009, was $7.2 million as compared to an income tax benefit from continuing operations of $29.0 million for the year ended December 31, 2008. The 2009 benefit primarily resulted from the lapse of the statute of limitations with respect to the Company’s 2005 federal tax return, a decrease in valuation allowances related to intangible amortization, and a decrease in valuation allowances related to foreign tax credit carry forwards related to overall domestic losses previously generated by our former Gift Business. The 2009 and 2008 effective tax rates differed from the statutory rate primarily due to the release of the Company’s tax reserve in each year due to the respective closings of relevant statutes of limitations and reductions in valuation allowances.

As a result of the foregoing, income from continuing operations for the year ended December 31, 2009, was $11.7 million, compared to a loss from continuing operations of $99.3 million for the year ended December 31, 2008.
Loss from discontinued operations, net of tax, was $12.2 million for the year ended December 31, 2008. Net sales for the Gift Business were $124.0 million for the year ended December 31, 2008. The income tax benefit from discontinued operations was a benefit of $4.1 million for the year ended December 31, 2008.
As a result of the foregoing, net income for the year ended December 31, 2009, was $11.7 million, or $0.54 per diluted share, compared to a net loss of $111.6 million, or ($5.23) per diluted share, for the year ended December 31, 2008.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months. Any significant future business or product acquisitions, earnout payments (if any), or other unanticipated expenses (including customs duty assessments and related interest and/or penalties) in excess of current estimates may require additional debt or equity financing. See “Recent Developments”, Debt Financing” and Note 18 to Notes to Consolidated Financial Statements.
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
We anticipate that cash flow from operations and anticipated availability under the Credit Agreement will be sufficient to funds any customs duty, interest and potential penalties thereon, and potential LaJobi Earnout Consideration and related finder’s fee, if any, and will be permitted under the terms of the Credit Agreement and related documentation, although there can be no assurance that this will be the case. See “Debt Financings” below and Item 9B, “Other Information” for a discussion of a waiver and amendment executed to address, among other things, various defaults resulting from the charge recorded in the fourth quarter and year ended December 31, 2010 and other circumstances discovered as a result of the internal investigation of LaJobi’s import and other practices described in “Recent Developments” above.
As of December 31, 2010, the Company had cash and cash equivalents of $1.1 million compared to $1.6 million at December 31, 2009. This decrease of $0.5 million primarily reflects the use of cash coupled with cash generated by operations, to fund repayment of long term debt.
Net cash provided by operating activities was approximately $11.4 million for the year ended December 31, 2010, compared to net cash provided by operating activities of approximately $20.6 million for the year ended December 31, 2009. Operating activities reflected net income of $34.7 million in 2010, as compared to a net income of $11.7 million in 2009 which included the write-down of the Gift Sale consideration of $15.6 million. Cash provided by operations for the year ended December 31, 2010 also includes a $13.1 million increase in accounts payable and accrued expenses resulting from an increase in inventory, offset by a net increase in accounts receivable of $12.2 million, resulting primarily from increased sales and a change in payment terms with a major customer and inventory of $11.8 million, resulting from a build up of inventory related to the anticipation of factories closing for the Chinese New Year holiday and new programs.
Net cash used in investing activities was $1.8 million for the year ended December 31, 2010, as compared to $0.8 million for the year ended December 31, 2009. Net cash used in investing activities in 2010 and 2009 was primarily related to capital expenditures with respect to a new consolidated information technology system. In connection with such implementation (which includes additional functionality enhancements from the original project concept), we anticipate incurring aggregate costs of approximately $3.3 million, of which $1.3 million has been incurred as of December 31, 2010 of which $0.9 million has been capitalized to date, and anticipate the balance of the costs to be incurred in 2011 and the first half of 2012, all of which has been and is intended to continue to be financed with borrowing under our Revolving Loan.
Net cash used in financing activities was $10.0 million for 2010 compared to net cash used in financing activities of $21.8 million in 2009. The net cash used in both periods primarily reflects the payment of long-term debt under the Credit Agreement.
As of December 31, 2010, and 2009, working capital was $43.2 million and $29.0 million, respectively. The increase in working capital primarily results from (i) income from operations of $34.7 million; (ii) an increase in inventory of $11.8 million (see reasons above); (iii) a net increase in accounts receivable of $12.2 million, due to increased sales; and (iv) an increase in current deferred taxes of $3.8 million, partially offset by an increase in accounts payable and accrued expenses of $13.1 million (see reasons above).

Earnout with respect to Acquisitions
A portion of the consideration of our April 2008 acquisitions of each of LaJobi and CoCaLo included contingent earnout consideration based upon the achievement of certain performance milestones. With respect to LaJobi, if the EBITDA of the Business, as defined in the agreement governing the purchase (the “LaJobi Earnout EBITDA”) had grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ended December 31, 2010 (“the Measurement Date”), determined in accordance with the agreement governing the purchase, LaJobi would pay to the relevant sellers an amount (the “LaJobi Earnout Consideration”) equal to a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the LaJobi Earnout EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration could have ranged between $0 and a maximum of $15.0 million. In addition, we agreed to pay 1% of the Agreed Enterprise Value to a financial institution (which had been previously paid a finder’s fee in connection with the LaJobi purchase), payable in the same manner and at the same time that any LaJobi Earnout Consideration is paid.
As a result of the accrual recorded in the fourth quarter and year ended December 31, 2010 for anticipated customs duty (and interest thereon) owed by LaJobi to U.S. Customs (see “Recent Developments” below), and the facts and circumstances discovered in our preparation for the Focused Assessment and in our related investigation into LaJobi’s import practices described in “Recent Developments” above (including misconduct on the part of certain employees at LaJobi), we have concluded that no LaJobi Earnout Consideration (and therefore no finder’s fee) is payable. Accordingly, we have not recorded any amounts related thereto in our financial statements for the fourth quarter and year ended December 31, 2010. The Company previously disclosed a potential earnout payment of approximately $12 to $15 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi. There can be no assurance, however, that the LaJobi seller will not take a position different from ours and assert a claim for the payment of some LaJobi Earnout Consideration. There can be no assurance that we will prevail in any such dispute, although we believe that, in any event, we would have additional claims that we could assert against the LaJobi seller for misconduct. We anticipate that cash flow from operations and anticipated availability under the Credit Agreement will be sufficient to fund any customs duty, interest and potential penalties thereon, and any potential LaJobi Earnout Consideration and related finder’s fee, if any, and will be permitted under the terms of the Credit Agreement and related documentation, but there can be no assurance that this will be the case. See “Debt Financings” below for a discussion of a waiver and amendment executed to address, among other things, various defaults resulting from the charge recorded in the fourth quarter and year ended December 31, 2010 and other circumstances discovered as a result of the internal investigation of Lajobi’s import and other practices described elsewhere herein.
With respect to CoCaLo, we were obligated to pay to the relevant sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010: (i) $666,667 to be paid for the achievement of specified initial performance targets with respect to each of net sales, gross profit and specified CoCaLo EBITDA (the latter combined with specified Kids Line EBITDA) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 to be paid, on a sliding scale basis, for achievement in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. As the relevant performance targets were not satisfied, no CoCaLo Earnout Consideration is payable.
Disposition
On December 23, 2008, KID completed the sale of the Gift Business to TRC. The aggregate purchase price payable by TRC for the Gift Business was (i) 199 shares of the Common Stock, par value $0.001 per share, of TRC (the “Buyer Common Shares”), representing a 19.9% interest in TRC after consummation of the transaction; and (ii) a subordinated, secured promissory note issued by TRC to KID in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, KID will have the right to cause TRC to repurchase any Buyer Common Shares then owned by KID at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008, at approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investment of $4.5 million on the Company’s consolidated balance sheet (impairments of such consideration are discussed below).

In connection with the Gift Sale, KID entered into a transition services agreement, pursuant to which the Company and TRC provided certain specified services to each other and pursuant to which TRC continues to provide certain services to the Company, including the sublease of certain office and warehouse space. As of January 24, 2011, KID terminated its sublease from TRC of its corporate headquarters, which are now located at One Meadowlands Plaza in East Rutherford, New Jersey. The Company continues to sublease space from TRC or its affiliates in the United Kingdom and Australia.
In addition, in connection with the sale of the Gift Business, our newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC. Pursuant to the License Agreement, TRC must pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty is due quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, TRC shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ® and Applause® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto), and (ii) there shall be no continuing default under the License Agreement. If TRC does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require TRC to purchase all of the Retained IP for $5.0 million. TRC has not paid the initial lump sum Royalty payment. The Company received $287,500 in respect of the Royalty payment due March 23, 2010, which was recorded as other income in the first quarter of 2010, but has not received any payment to date in respect of the Royalty payments that were due on June 23, 2010, September 23, 2010 or December 23, 2010, and therefore recorded no income during any such periods related to such Royalties.
KID and TRC continue to discuss a potential restructuring of: (i) the consideration received by KID for its former Gift Business; (ii) payments due to Licensor under the License Agreement; and (iii) ongoing arrangements between the parties and their respective affiliates. Such discussions currently contemplate, among other things, the payment by TRC of certain amounts in exchange for the cancellation of all or substantially all of the Gift Business consideration and the acquisition by TRC of the Retained IP. The amounts potentially to be paid by TRC are anticipated to be substantially less than the face value of the Gift Business consideration. As is discussed below, the Company has written off or fully reserved against all such consideration, and, accordingly, any payments received in exchange therefor would be recorded as income, if and when received. There can be no assurance, however, that any defaulted payments under the License Agreement referred to above will be made, that any future payments due under the License Agreement will be made in a timely manner, or at all, that any ongoing discussions will result in any definitive agreement, or that the terms of any definitive agreement will be consistent with those described above. In October 2010, Bruce Crain (our CEO) and Mario Ciampi, each a member of our Board of Directors, resigned from the board of directors of TRC.
In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with TRC. These indicators included the impact of current macro-economic factors on TRC, the deterioration of conditions in the gift market, and other TRC-specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in TRC and critically evaluated its ability to collect on its $15.3 million note receivable from TRC. As a result of this review, the Company determined that its 19.9% investment in TRC, as well as the Applause® trade name, were other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the actions resulted in a non-cash charge to income/ (loss) from continuing operations in an aggregate amount of $15.6 million in the second quarter of 2009, representing full impairment of the Gift Sale Consideration.

Debt Financings
Consolidated long-term debt at December 31, 2010 and 2009, consisted of the following (in thousands):

	December 31,
	2010	2009
Term Loan (Credit Agreement)	$54,000	$67,000
Note Payable (CoCaLo purchase)	526	1,025

Total	54,526	68,025
Less current portion	13,526	13,533

Long-term debt	$41,000	$54,492

At December 31, 2010 and 2009, there was approximately $18.6 million and $15.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At December 31, 2010 and 2009, Revolving Loan Availability was $28.3 million and $31.4 million, respectively.
As of December 31, 2010, the applicable interest rate margins were 2.75% for LIBOR Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2010, were as follows:

	At December 31, 2010
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.01%	5.00%
Term Loan	3.05%	5.00%
Credit Agreement Summary
KID, its operating subsidiaries, and I&J Holdco, Inc. (such subsidiaries and I&J Holdco., Inc., the “Borrowers”) maintain a credit facility (the “Credit Agreement”) with certain financial institutions (the “Lenders”), including Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. The credit facility provides for: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”). The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory. The scheduled maturity date of the facility is April 1, 2013 (subject to customary early termination provisions).
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At December 31, 2010, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.
Under the terms of the Credit Agreement, the Company is required to comply with the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.35:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation.

Due to the facts and circumstances discovered in connection with our ongoing internal investigation of LaJobi’s import, business and staffing practices in Asia (including misconduct by various LaJobi employees resulting in the underpayment of specified import duties), initiated as a result of the discovery of certain potential issues in our preparation for the “Focused Assessment” of LaJobi’s import practices, the approximately $6,860,000 charge we recorded for anticipated import duties and interest related thereto, and additional amounts and penalties that may be required by U.S. Customs (the foregoing collectively, the “LaJobi Events”), we determined that various events of default, and potential events of default under the Credit Agreement (and related loan documents) occurred as a result of breaches and potential breaches of various representations, warranties and covenants in the Credit Agreement, including, but not limited to, an unmatured event of default with respect to a breach of the Fixed Charge Coverage Ratio covenant for the quarter ended December 31, 2010 (as well as projected breaches of the Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA Ratio for certain future periods). In connection therewith, the Credit Agreement was amended on March 30, 2011 (the “Amendment”), to waive, among other things, specified existing events of default resulting from such LaJobi Events and related breaches and potential breaches (and future events of default as a result of the accrual or payment of specified “Duty Amounts” (as defined below)), and to amend the definition of “Covenant EBITDA” for all purposes under the Credit Agreement and related loan documents (including for the determination of the applicable interest rate margins and compliance with financial covenants) for the December 31, 2010 reporting period and all periods thereafter. The Borrowers paid a fee of approximately $100,000 during the first quarter of 2011, in connection with the execution of the Amendment. As a result of the Amendment, the Company must be in compliance with the Financial Covenants described above at the time of any accrual in excess of $1.0 million or proposed payment of any Duty Amounts.
Covenant EBITDA, as currently defined, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement and non-cash transaction losses (gains) due solely to fluctuations in currency values. As a result of the Amendment, Covenant EBITDA is further adjusted (up to an aggregate maximum of $14.855 million for all periods, less LaJobi Earnout Consideration paid, if any, other than in accordance with the Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts owed by LaJobi to U.S. Customs as a result of the LaJobi Events (“Duty Amounts”); (ii) fees and expenses incurred in connection with the internal investigation into LaJobi’s import, business and staffing practices and the Focused Assessment of U.S. Customs; and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the Credit Agreement. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends. The Fixed Charge Coverage Ratio is the ratio of Covenant EBITDA for such purpose (as described above) to an amount generally equal to, with respect to the Company, the sum for the applicable testing period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. Total Debt, as used in the Credit Agreement for purposes of the determination of the Total Debt to Covenant EBITDA Ratio, generally means, with respect to the Company, the outstanding principal amount of all debt (including debt of capital leases plus the undrawn face amount of all letters of credit).
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any Earnout Consideration or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions are satisfied. With respect to the payment of any LaJobi Earnout Consideration, as a result of the Amendment, such conditions now include that excess revolving loan availability equal or exceed the greater of (A) $18,000,000 less the amount of any Duty Amounts previously paid by LaJobi to U.S. Customs and (B) $9,000,000, until such time that the Focused Assessment has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Conclusion Date”), such that after the Conclusion Date, this condition shall require only that excess revolving loan availability equal or exceed $9,000,000 (previously, such condition with respect to the payment of any Earnout Consideration was limited to excess revolving loan availability being equal to or exceeding $9,000,000, and such requirement with respect to the payment of any CoCaLo Earnout Consideration remains unchanged). The Company currently anticipates that payment of Earnout Consideration, if any, and the final payment of the CoCaLo Note will be permitted under the terms of the Credit Agreement and related documentation, although there can be no assurance that this will be the case. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Earnouts with respect to Acquisitions” for a discussion of the LaJobi Earnout Consideration (and finder’s fee) in light of the LaJobi Events. The Credit Agreement also contains specified events of default related to the CoCaLo Earnout Consideration and LaJobi Earnout Consideration. In addition, KID may not pay a dividend to its shareholders unless the Earnout Consideration, if any, has been paid no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. As a result of the Amendment, specified existing events of default related to the LaJobi Events (and specified future events of default relating to the payment of any Duty Amounts) were waived, and the Borrowers are now deemed to be in compliance with all applicable financial covenants in the Credit Agreement as of December 31, 2010 (see discussion above).

The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. Changes in the cost of the swap agreement and its fair value as of April 30, 2010 resulted in income of approximately $0.7 million and $1.4 million for the year ended December 31, 2010 and 2009, respectively and expense of approximately $2.1 million for the year ended December 31, 2008. Such amounts are included in interest expense in the consolidated statements of operations.
The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010, which expired December 21, 2010, and was replaced by a new interest rate swap agreement on such date with a notional amount of $28.6 million. An unrealized net loss of $87,000 for this interest rate swap at December 31, 2010 was recorded as a component of comprehensive income, and is expected to be reclassified into earnings within the next twelve months (see Note 6 of Notes to Consolidated Financial Statements below).
The Credit Agreement is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor, and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.
Financing costs associated with the Revolving Loan and Term Loan are deferred and are amortized over their contractual term.
Other Events and Circumstances Pertaining to Liquidity
See Item 1A “Risk Factors, “Any failure to fully comply with the laws of various Asian jurisdictions could cause potential liability and have other adverse effects”, and “We are currently party to litigation that could be costly to defend and distracting to management”, Item 3, “Legal Proceedings”, the sections entitled “Recent Developments” and “Debt Financings” above, and Notes 12 and 18 of Notes to Consolidated Financial Statements for a discussion of a U.S. Customs Focused Assessment of the import practices and procedures of our LaJobi subsidiary, and an internal investigation into such import practices and certain of LaJobi’s business and staffing practices in Asia, as well as other actions taken by us in connection therewith, and a description of a litigation that has been instituted against us.
In connection with the sale of the Gift Business, KID and Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), our subsidiary at the time, sent a notice of termination, which notice was effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease became effective. It is our understanding that TRC and the landlord have agreed to allow U.S. Gift to occupy the premises under certain conditions but that U.S. Gift has failed to pay certain amounts due and outstanding on the termination date, for which we may remain contingently liable. No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift fails to make payments of amounts outstanding on the termination date and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from TRC under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all.
The purchase agreement pertaining to the sale of the Gift Business contains various KID indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with any of these obligations as of March 31, 2011, but there can be no assurance that payments will not be required of KID in the future.
In addition, we are subject to legal proceedings and claims arising in the ordinary course of our business that we believe will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

We commenced the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring aggregate costs of approximately $3.3 million, of which $1.3 million has been incurred as of December 31, 2010, and anticipate the balance of the costs to be incurred in 2011 and the first half of 2012, which has been and is intended to continue to be financed with borrowings under our Revolving Loan. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
Consistent with our past practices and in the normal course of our business, we regularly review acquisition opportunities of varying sizes. We may consider the use of debt or equity financing to fund potential acquisitions. Our current credit agreement includes provisions that place limitations on our ability to enter into acquisitions, mergers or similar transactions, as well as a number of other activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends, repurchase our common stock, or dispose of or sell assets. These covenants could restrict our ability to pursue opportunities to expand our business operations. We are required to make pre-payments of our debt upon the occurrence of certain transactions, including most asset sales or debt or equity issuances and extraordinary receipts.
We have entered into certain transactions with certain parties who are or were considered related parties, and these transactions are disclosed in Note 12 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”.
Contractual Obligations
The following table summarizes our significant known contractual obligations as of December 31, 2010, and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating Lease Obligations	$15,757	$2,744	$2,947	$3,048	$1,796	$1,858	$3,364
Capitalized Leases	1	1	—	—	—	—	—
Note Payable (1)	533	533	—	—	—	—	—
Purchase Obligations (2)	47,497	47,497	—	—	—	—	—
Debt Repayment Obligations (3)	54,000	13,000	13,000	28,000	—	—	—
Interest on Debt Repayment Obligations (4)	2,715	1,449	1,052	214	—	—	—
Royalty Obligations	12,364	4,166	5,106	2,016	1,076		—

Total Contractual Obligations*	$132,867	$69,390	$22,105	$33,278	$2,872	$1,858	$3,364

(1)
Reflects the final installment due (April 2, 2011) of a note payable with respect to the CoCaLo acquisition (the “CoCaLo Note”). The present value of the CoCaLo Note is $526,000 and the aggregate remaining imputed interest at 5.5% is $7,000. Upon the occurrence of an event of default under the CoCaLo Note, the holder could elect to declare all amounts outstanding to be immediately due and payable.

(2)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(3)
Reflects repayment obligations under the Credit Agreement. See Note 8 of Notes to Consolidated Financial Statements for a description of the Credit Agreement, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of December 31, 2010, approximately $18.6 million borrowed under the Revolving Loan. The 2011 interest payment for this Revolving Loan using an assumed 3.01% interest rate was $0.6 million. Such amounts are estimates only and actual interest payments could differ materially. The Revolving Loan matures in April 2013, at which time any amounts outstanding are due and payable.

(4)
This amount reflects estimated interest payments on the long-term debt repayment obligation as of December 31, 2010, calculated using an assumed interest rate of 3.01% and then-current levels of outstanding long-term debt. The foregoing amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan, discussed in footnote (3) above.

*
Does not include contingent obligations under the TRC Lease (or contingent obligations under other off-balance sheet arrangements described below), as the amount, if any, and/or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below. In connection with the acquisitions of LaJobi and CoCaLo, the Company agreed to make certain potential Earnout Consideration payments (together with a finder’s fee for the LaJobi acquisition) based on the performance of the acquired businesses. The Company has concluded that no CoCaLo Earnout Consideration and no LaJobi Earnout Consideration (or related finder’s fee) was earned or will become payable, therefore no amount with respect thereto are included in the table above. (See “Recent Developments” and “Earnouts with respect to Acquisitions” above). Of the total income tax payable for uncertain tax positions of $542,000, we have classified $506,000 as current as of December 31, 2010, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off-Balance Sheet Arrangements
In connection with the sale of the Gift Business, KID and U.S. Gift (our subsidiary at the time) sent a notice of termination, which notice was effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease became effective. It is our understanding that TRC and the landlord have agreed to allow U.S. Gift to occupy the premises under certain conditions but that U.S. Gift has failed to pay certain amounts due and outstanding on the termination date, for which we may remain contingently liable. No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift fails to make payment of amounts outstanding on the termination date and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from TRC under the purchase agreement governing the sale of our former Gift Business. However, we cannot assure that we will be able to recover any such amounts in a timely manner, or at all.
The purchase agreement pertaining to the Gift Sale contains various KID indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with the foregoing as of March 31, 2011, but there can be no assurance that payments will not be required of KID in the future.
In connection with Kids Line’s execution of a sublease in October 2010 with respect to specified office space in Los Angeles, California, KID executed a guarantee for the benefit of the sublessor, guaranteeing payment of the aggregate rental payments under the sublease if Kids Line defaults on its obligations. In addition, under specified circumstances (generally if the underlying lease is terminated because the sublessor is in default thereof but Kids Line is not in default under its sublease of the premises), the landlord under the underlying lease has agreed to enter into a direct lease with Kids Line on the terms of the sublease, provided that Kids Line shall be obligated to pay the original (higher) rent applicable to the underlying lease between such landlord and the sublessor (representing an aggregate differential of $4.1 million as of the effective date of the sublease). In connection therewith, the sublessor has issued an irrevocable standby letter of credit for the benefit of Kids Line, in the aggregate amount of $4.1 million (to be reduced annually to correspond to the remaining differential in rental amounts payable over time). This letter of credit expires on May 31, 2011, but will automatically be extended to May 31 in each succeeding year (subject to a final expiration on February 28, 2018, the stated date of expiration of the sublease) unless the issuing bank (Bank of America, N.A.) provides written notice otherwise to Kids Line at least 60 days prior to the then current expiration date. Upon receipt of any such expiration notice, Kids Line shall have the right to draw under the letter of credit in an amount equal to its then current full amount. See Item 9B “Other Information” under the caption entitled “Sublease” for more information on the Kids Line sublease, and related letter of credit.
The Company has obligations under certain letters of credit that contingently require us to make payments to guaranteed parties upon the occurrence of specified events. As of December 31, 2010, there were $0.1 million of letters of credit outstanding.
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
Management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to our significant accounting estimates, assumptions or the judgments affecting the application of such estimates and assumptions during 2010. The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ materially from those estimates under different assumptions or conditions.

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
Indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually, and more frequently in the event of a triggering event indicating that an impairment may exist. Our annual impairment testing is performed in the fourth quarter of each year. Our trade names were tested for impairment as part of our annual 2010 impairment testing of other indefinite-lived assets, which is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing).
We tested the non-amortizing intangible trade names recorded on our balance sheet as of each of December 31, 2010 and 2009. The trade names tested were Kids Line®, Sassy®, LaJobi® and CoCaLo®. As with respect to the testing for impairment of goodwill, the review for impairment of indefinite-lived intangible assets, including trade names, is based on whether the fair value of such trade names exceeds their carrying value. We determined fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2010, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2010, the Company increased its long-term growth rate for all of its business units, while the assumed royalty rates remained constant with 2009.
With respect to such testing in 2008, the difference between the fair value of the trade names and their carrying value resulted in an aggregate impairment charge of $3.7 million, which was related to CoCaLo® ($1.9 million), Sassy® ($1.7 million) and LaJobi® ($0.1 million) in the fourth quarter of 2008. In addition, the Company also tested for impairment of its Applause® trade name, which is a definite-lived intangible asset, as a result of the Gift Sale. With respect to the Applause® trade name, fair value was based on the terms of its license to TRC and in connection therewith, an impairment charge of $6.7 million was recorded in the fourth quarter of 2008. With respect to the Applause® trade name, in connection with the Gift Sale, TRC agreed to pay an annual royalty for the Applause® and Russ® trademarks and trade names of $1.15 million, as well as a $5.0 million purchase price for such intellectual property at the end of five years. Accordingly, the Company determined that the fair value of the allocated royalty stream of the Applause® and Russ® trade names, based on a present value analysis, was $913,000 for the Applause® trade names, resulting in the impairment charge recorded. The Russ® trade names do not have any value ascribed to them on the Company’s financial statements.

Our other intangible assets with definite lives (consisting of the Applause® trade name until its total impairment as of June 30, 2009, customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. Other than an impairment of the Applause® trade name recorded in the second quarter of 2009 in the amount of $0.8 million in connection with the impairment of the Gift Sale consideration, no impairments to intangible assets with definite lives was recorded in 2009. No impairments to intangible assets with definite lives were recorded in 2010. As discussed in Note 5 to Notes to Consolidated Financial Statements, in connection with the annual impairment testing of intangible assets during the fourth quarter of 2008, we determined that, based upon then-current economic conditions, the Kids Line customer relationships would be amortized over a 20-year period rather than having an indefinite life. In connection therewith, we recorded $389,000 of amortization expense for the year ended December 31, 2008, and $1.6 million for each of the years ended December 31, 2010 and 2009. In addition, as discussed above, an impairment charge to our Applause® trade name was recorded in 2008 as a result of the Gift Sale. Other than the foregoing, we determined that the carrying value of our definite lived intangible assets was fully recoverable.
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
We consider both the positive and negative evidence supporting our determination that it is more likely than not that we will realize our deferred tax assets, other than those with respect to which a valuation allowance has been recorded. Specifically, we considered (i) the Company’s cumulative earnings from continuing operations for the three years ended December 31, 2010, (ii) the character of the pre-tax income expected to be generated (ordinary income), (iii) the earnings trends incorporated into our forecasting models, (iv) our historical ability to prepare reasonable forecasts, (v) the relative stability in the industry of our continuing operations, and (vi) our market-leading industry position as positive evidence in support of our determination that it was not appropriate to record a valuation allowance on the remaining deferred income tax assets. The Company also considered negative evidence, such as prior year losses and the continued economic climate and uncertainty. In determining the appropriate weighting relative to each source of evidence, we concluded that the Company’s historical results from continuing operations would receive a greater weighting, and determined that projecting those results forward using estimates and assumptions considering the continuing recession, would provide a reasonable basis for our conclusion relative to the deferred tax asset valuation allowance. Specifically, we considered the historical net revenues, gross margins and operating expenses of each of our continuing operating units and projected those results forward giving consideration to the current economic climate, knowledge of our customers’ purchasing patterns, new product initiatives and other factors specific to our market. The business units that comprise our continuing operations have been profitable (excluding impairment charges) since each of their respective dates of purchase and are expected to continue to be profitable over the next five years. Sassy was acquired in 2002 and Kids Line was acquired in 2004, and both have historically generated pre-tax income. LaJobi and CoCaLo were each acquired in April of 2008 and have a history of profitability. The Company’s operations generated profit before taxes of approximately $18.5 million for 2010. We have prepared forecasts for five years. We have determined that, for the years 2011-2015, we would need to generate an aggregate of approximately $89.0 million in pre-tax income to realize the deferred tax assets we have recorded and, after considering the factors above and based upon our current forecasts, we believe that it is more likely than not that we will be able to utilize such deferred tax assets.

In determining our deferred tax asset valuation allowance, we considered the timing of the reversals of temporary differences and the character of the related deferred tax asset. We currently have a valuation allowance of $4.0 million for our deferred tax assets, of which $3.1 million consists of valuation allowances against foreign tax credit carry forwards, approximately $0.5 million against foreign NOL carry forwards and approximately $0.4 million against state NOL carry forwards as management feels that it is currently more likely than not that these deferred tax assets will not be fully realized in the foreseeable future. We assume that full inventory reserve, bad debt reserve, inventory capitalization and other current assets will reverse in 2011, which are in the same jurisdictions and will not be offset by the creation of future deferred tax assets. In addition, our current forecasted income for the years ending December 31, 2011 through 2015 is expected to be able to absorb the tax goodwill amortization projected for this period. We had no significant deferred tax liabilities, and, as a result, there were no significant reversals accounted for in our analysis. In addition, we considered and concluded there were no tax planning strategies relevant in our analysis of deferred tax assets.
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
Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in SEC filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will”, or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, expenses, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Material risks and uncertainties are set forth under Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk is the potential loss arising from changes in market rates and market prices. Our market risk exposure results primarily from fluctuations in foreign currency exchange rates and interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates and interest rates and the timing of transactions.
Interest Rate Changes
The interest applicable to the loans under the Credit Agreement is based upon the LIBOR Rate and the Base Rate (each as defined in the Credit Agreement). At December 31, 2010, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase our interest expense by approximately $0.7 million annually. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the applicable interest rates under our Credit Agreement.

The Borrowers under the Credit Agreement are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. Changes in the cost of the swap agreement and its fair value as of April 30, 2010 resulted in income of approximately $0.7 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively. The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010 which expired December 21, 2010 and was replaced by a new interest rate swap agreement on such date with a notional amount of $28.6 million. An unrealized net loss of $87,000 for this interest rate swap for the year ended December 31, 2010 was recorded as a component of comprehensive income, and is expected to be reclassified into earnings within the next twelve months (see Notes 6 and 8 of Notes to Consolidated Financial Statements for information with respect to these interest rate swap agreements).
Foreign Currency Exchange Rate
At December 31, 2010 and 2009, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, our income before income taxes would decrease by approximately $99,000 and $113,000 for each such year, respectively.
We are exposed to market risk associated with foreign currency fluctuations. In 2008, we entered into foreign currency forward exchange contracts as part of our overall financial risk management policy, but did not use such instruments for speculative or trading purposes. Such forward exchange contracts did not qualify as hedges under generally accepted accounting principles. We do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of applicable currencies is monitored frequently. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. Additional information required for this Item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 of Notes to Consolidated Financial Statements. See also Item 1A, “Risk Factors — Currency exchange rate fluctuations could increase our expenses.”
Our financial position is also impacted by currency exchange rate fluctuations on translation of our net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Our primary currency translation exposures during 2010 were related to our net investment in entities having functional currencies denominated in the Australian dollar and British pound.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Kid Brands, Inc.:
We have audited the accompanying consolidated balance sheets of Kid Brands, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule “Schedule II — Valuation and Qualifying Accounts.” We also have audited Kid Brands, Inc.’s, internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kid Brands, Inc.’s, management is responsible for these consolidated financial statements and related financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kid Brands, Inc., and subsidiaries as of December 31, 2010, and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Kid Brands, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Short Hills, New Jersey
March 31, 2011

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(Dollars in Thousands, Except Share and Per Share Data)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,075	$1,593
Accounts receivable—trade, less allowances of $6,934 in 2010 and $7,101 in 2009	55,270	42,940
Inventories, net	48,564	37,018
Prepaid expenses and other current assets	3,843	2,950
Income tax receivable	307	241
Deferred income taxes	6,372	2,607

Total current assets	115,431	87,349
Property, plant and equipment, net	5,030	4,251
Intangible assets	77,154	80,352
Note receivable, net allowance of $16,648 in 2010 and $15,981 in 2009	—	—
Deferred income taxes	41,626	30,993
Other assets	3,255	3,933

Total assets	$242,496	$206,878

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,526	$13,533
Short-term debt	18,595	15,100
Accounts payable	22,940	17,420
Accrued expenses	16,954	8,684
Income taxes payable	207	3,630

Total current liabilities	72,222	58,367
Income taxes payable non-current	37	1,065
Deferred income taxes	332	—
Long-term debt, excluding current portion	41,000	54,492
Other long-term liabilities	923	1,860

Total liabilities	114,514	115,784
Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 26,727,780 shares at December 31, 2010 and 2009, respectively	2,674	2,674
Additional paid-in capital	90,645	89,756
Retained earnings	135,049	100,377
Accumulated other comprehensive income	503	458
Treasury stock, at cost, 5,162,354 and 5,227,985 shares at December 31, 2010 and 2009, respectively	(100,889)	(102,171)

Total shareholders’ equity	127,982	91,094

Total liabilities and shareholders’ equity	$242,496	$206,878

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(Dollars in Thousands, Except Share and Per Share Data)

	2010	2009	2008
Net sales	$275,777	$243,936	$229,194
Cost of sales	199,483	168,741	160,470

Gross profit	76,294	75,195	68,724
Selling, general and administrative expenses	53,939	48,583	50,779
Impairment of investment and valuation reserve	—	15,620	—
Impairment of goodwill and intangibles	—	—	136,931

Total operating expenses	53,939	64,203	187,710

Income (loss) from continuing operations	22,355	10,992	(118,986)

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(4,210)	(6,620)	(9,655)
Interest and investment income	11	10	78
Other, net	308	161	192

	(3,891)	(6,449)	(9,385)

Income (loss) from continuing operations before income tax (benefit)	18,464	4,543	(128,371)
Income tax (benefit)	(16,208)	(7,162)	(29,031)

Income (loss) from continuing operations	34,672	11,705	(99,340)

Discontinued Operations:
Loss from discontinued operations	—	—	(17,268)
Gain on disposition	—	—	905
Income tax (benefit) from discontinued operations	—	—	(4,147)

(Loss) from discontinued operations net of tax benefit	—	—	(12,216)

Net income (loss)	$34,672	$11,705	$(111,556)

Basic earnings (loss) per share:
Continuing operations	$1.61	$0.55	$(4.66)
Discontinued operations	—	—	(0.57)

	$1.61	$0.55	$(5.23)

Diluted earnings (loss) per share:
Continuing operations	$1.59	$0.54	$(4.66)
Discontinued operations	—	—	(0.57)

	$1.59	$0.54	$(5.23)

Weighted Average Shares:
Basic	21,547,000	21,371,000	21,302,000

Diluted	21,838,000	21,532,000	21,302,000

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(Dollars in Thousands)

		Common				Accumulated
		Stock	Common	Additional		Other
		Shares	Stock	Paid In	Retained	Comprehensive	Treasury
	Total	Issued	Amount	Capital	Earnings	Income/(Loss)	Stock
Balance at December 31, 2007	204,639	26,728	2,674	90,844	200,228	16,976	(106,083)
Comprehensive loss:
Net loss	(111,556)				(111,556)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(16,842)					(16,842)

Comprehensive loss	(128,398)

Share transactions under stock plans (169,175 shares)	—			(3,306)			3,306
Share-based compensation	1,635			1,635

Balance at December 31, 2008	77,876	26,728	2,674	89,173	88,672	134	(102,777)
Comprehensive income:
Net income	11,705				11,705
Other comprehensive income, net of tax:
Foreign currency translation adjustment	324					324

Comprehensive income	12,029

Net tax shortfall on share-based compensation	(497)			(497)
Share transactions under stock plans(31,317 shares)	81			(525)			606
Share-based compensation	1,605			1,605

Balance at December 31, 2009	91,094	26,728	2,674	89,756	100,377	458	(102,171)
Comprehensive income:
Net income	34,672				34,672
Other comprehensive income, net of tax:
Unrealized Loss on derivatives	(87)					(87)
Foreign currency translation adjustment	132					132

Comprehensive income	34,717

Net tax shortfall on share-based compensation	(81)			(81)
Share transactions under stock plans(65,631 shares), net of cash settlement of SAR exercise	120			(1,162)			1,282
Share-based compensation	2,132			2,132

Balance at December 31, 2010	$127,982	26,728	$2,674	$90,645	$135,049	$503	$(100,889)

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(Dollars in Thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$34,672	$11,705	$(111,556)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,747	3,838	5,959
Impairment of goodwill and other intangibles	—	—	140,631
Amortization and write-off of deferred financing costs	922	1,527	886
Provision for customer allowances	35,921	31,121	17,189
Provision for impairment and valuation reserve	—	15,620	—
Provision for inventory reserve	504	1,209	6,828
Deferred income taxes	(14,066)	(3,700)	(32,742)
Impairment on long term asset	—	—	7,041
Share-based compensation expense	2,132	1,605	1,635
Other	—	—	(462)
Change in assets and liabilities, excluding the effects of acquisitions:
Restricted cash	—	—	(1)
Accounts receivable	(48,126)	(34,322)	(6,368)
Income tax receivable	(70)	(225)	209
Inventories	(11,826)	9,340	(13,029)
Prepaid expenses and other current assets	(893)	307	(1,238)
Other assets	(215)	(73)	(1,197)
Accounts payable	5,492	(5,995)	17,115
Accrued expenses	7,631	(6,060)	(3,535)
Income taxes payable	(4,445)	(5,278)	(1,865)

Net cash provided by operating activities	11,380	20,619	25,500

Cash flows from investing activities:
Capital expenditures	(1,765)	(771)	(2,253)
Sale of gift business cash	—	—	(5,156)
Payment for purchase of LaJobi Industries, Inc.	—	—	(52,044)
Payment for purchase of CoCaLo, Inc., net of cash acquired	—	—	(16,598)
Payment of Kids Line, LLC earnout consideration	—	—	(3,622)
Other	—	(4)	(23)

Net cash used in investing activities	(1,765)	(775)	(79,696)

Cash flows from financing activities:
Proceeds from issuance of common stock	228	81	—
Settlement of SAR exercise	(108)	—	—
Excess tax benefit from stock-based compensation	(81)	(497)	—
Issuance of long-term debt	—	—	100,000
Payments of long-term debt	(13,499)	(22,673)	(54,300)
Net borrowings on revolving credit facility	3,495	2,986	(8,057)
Capital leases	—	—	(308)
Payment of deferred financing costs	—	(1,697)	(1,655)

Net cash (used in) provided by financing activities	(9,965)	(21,800)	35,680
Effect of exchange rate changes on cash and cash equivalents	(168)	(179)	319

Net decrease in cash and cash equivalents	(518)	(2,135)	(18,197)
Cash and cash equivalents at beginning of year	1,593	3,728	21,925

Cash and cash equivalents at end of year	$1,075	$1,593	$3,728

Cash paid during the year for:
Interest	$3,562	$6,457	$6,254
Income taxes	$3,000	$2,711	$828
Supplemental cash flow information:
Note payable CoCaLo purchase	$—	$—	$1,439
Note receivable Gift business sale	$—	$—	$15,300
Investment Gift business sale	$—	$—	$4,500
Deferred royalty income Gift business sale	$—	$—	$5,000
The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
Note 1 — Description of Business
Kid Brands, Inc., (“KID) and its subsidiaries (collectively with KID, the “Company”) is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company currently operates in one segment: the infant and juvenile business.
On December 23, 2008, KID sold all of the capital stock of all KID’s subsidiaries actively engaged in the Gift Business (the “Gift Business”), and substantially all of KID’s subsidiaries actively engaged in the Gift Business ( the “Gift Sale”) to The Russ Companies, Inc., a Delaware corporation (“TRC”). As a result of the Gift Sale, the Consolidated Statement of Operations for the year ended December 31, 2008 has been restated to show the Gift Business as discontinued operations. The Consolidated Statement of Cash Flows for the year ended December 31, 2008 has not been restated. The accompanying Notes to Consolidated Financial Statements have been restated to reflect the discontinued operations presentation described above for the basic financial statements.
The Company’s continuing operations, which currently consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), each direct or indirect wholly-owned subsidiaries, design, manufacture through third parties and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).
Note 2 — Summary of Significant Accounting Policies
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
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
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
The Company’s gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. The Company accounts for the above expenses as operating expenses and classifies them under selling, general and administrative expenses. For the years ended December 31, 2010, 2009, and 2008, the costs of warehousing, outbound handling costs and outbound shipping costs were $7.2 million, $7.0 million, and $8.8 million, respectively. In addition, the majority of outbound shipping costs are paid by the Company’s customers, as many of the Company’s customers pick up their goods at the Company’s distribution centers.
Advertising Costs
Production costs for advertising are charged to operations in the period the related advertising campaign begins. All other advertising costs are charged to operations during the period in which they are incurred. Advertising costs for continuing operations for the years ended December 31, 2010, 2009, and 2008, amounted to $0.8 million, $0.9 million, and $1.3 million respectively.
Cash and Cash Equivalents
Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and their costs approximate fair value.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. The Company also analyzes its allowances policies to assess the adequacy of allowance levels and adjusts such allowances as necessary. The Company does not have any off-balance sheet credit exposure related to its customers.
Inventories
Inventory, which consists of finished goods, is carried on the Company’s balance sheet at the lower of cost or market. Cost is determined using the weighted average cost method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value of such inventory. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory if management determines that the ultimate expected proceeds from the disposal of such inventory will be less than its carrying cost as described above. Management uses estimates to determine the necessity of recording these reserves based on periodic reviews of each product category based primarily on the following factors: length of time on hand, historical sales, sales projections (including expected sales prices), order bookings, anticipated demand, market trends, product obsolescence, the effect new products may have on the sale of existing products and other factors. Risks and exposures in making these estimates include changes in public and consumer preferences and demand for products, changes in customer buying patterns, competitor activities, the Company’s effectiveness in inventory management, as well as discontinuance of products or product lines. In addition, estimating sales prices, establishing mark down percentages and evaluating the condition of the Company’s inventories all require judgments and estimates, which may also impact the inventory valuation. However, we believe that, based on prior experience of managing and evaluating the recoverability of slow moving, excess, damaged and obsolete inventory in response to market conditions, including decreased sales in specific product lines, the Company’s established reserves are materially adequate. If actual market conditions and product sales prove to be less favorable than we have projected, however, additional inventory reserves may be necessary in future periods. At December 31, 2010 and 2009, the balance of the inventory reserve was approximately $1,589,000 and $1,923,000, respectively.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
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
The Company tests goodwill for impairment on an annual basis as of its year end. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. In the fourth quarter of 2008, the Company recorded an impairment charge of $130.2 million related to goodwill (see Note 5 below for detail with respect to such impairment charge). As this impairment charge comprised all of the Company’s goodwill, no goodwill assessment testing was required as of December 31, 2010 or 2009.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
Intangible assets with indefinite lives other than goodwill are tested annually for impairment and the appropriateness of the indefinite life classification, or more often if changes in circumstances indicate that the carrying amount may not be recoverable or the asset life may be finite. In testing for impairment, if the carrying amount exceeds the fair value of the assets, an impairment loss is recorded in the amount of the excess. As of December 31, 2010 and 2009, the Company’s indefinite life intangibles related to the trademarks acquired in the purchases of Sassy, Inc., in 2002; Kids Line LLC in 2004; and LaJobi, Inc., and CoCaLo, Inc., in 2008. The Company uses various models to estimate the fair value. In the Company’s analysis for 2010, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each trade name. For 2010, the Company increased its long-term growth rate for all of its business units, while the assumed royalty rates remained constant with 2009. The results of the 2010 testing indicated that non-amortizing intangible trade names were not impaired at December 31, 2010. The results of the 2009 testing indicated that non-amortizing intangible trade names were not impaired at December 31, 2009. The Company recorded an aggregate non-cash impairment charge of approximately $10.4 million in the fourth quarter of 2008, which consisted of the impairment of its Applause® trademark, in connection with the sale of the Gift Business ($6.7 million), which was recorded in Impairment of Goodwill and Intangibles, and the impairment of certain of its Infant & Juvenile indefinite-life intangible assets ($3.7 million), which was recorded in cost of sales (see Note 5 below for detail with respect to such impairment charges). Also during the fourth quarter of 2008, the Company determined that the Kids Line customer relationships should no longer have an indefinite life.
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
Derivative Instruments
The Company uses derivative financial instruments, primarily swaps, to hedge interest rate exposures. The Company accounts for its derivative instruments as either assets or liabilities and measures them at fair value. Derivatives that are not designated as hedges are adjusted to fair value through earnings. See Note 6 for a full description of the Company’s derivative financial instrument activities.
Accounting for Income Taxes
The Company accounts for income taxes under the asset and liability method. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are determined using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Valuation allowances are established where expected future taxable income, the reversal of deferred tax liabilities and development of tax strategies does not support the realization of the deferred tax asset. See Note 10 — “Income Taxes” for additional information.
The Company and its subsidiaries file separate foreign, state and local income tax returns and, accordingly, provide for such income taxes on a separate company basis.
The Company establishes accruals for tax contingencies when, notwithstanding the reasonable belief that its tax return positions are fully supported, the Company believes that certain filing positions are likely to be challenged and, moreover, that such filing positions may not be fully sustained. Accordingly, a tax benefit from an uncertain tax position will only be recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company continually evaluates its uncertain tax positions and will adjust such amounts in light of changing facts and circumstances including, but not limited to, emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the period of resolution. The Company’s accruals for gross uncertain tax positions are presented in the consolidated balance sheet within income taxes payable for current items and income taxes payable, non-current for items not expected to be settled within 12 months of the balance sheet date.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
Fair Value of Financial Instruments
The Company has estimated that the carrying amount of cash and cash equivalents, accounts receivable, inventory, prepaid and other current assets, accounts payable and accrued expenses reflected in the consolidated financial statements equals or approximates their fair values because of the short-term maturity of those instruments. The carrying value of the Company’s short-term and long-term debt approximates fair value as the debt bears interest at a variable market rate. For details with respect to the fair values of notes payable, notes receivable and the interest rate swap, see Notes 3, 4, and 6, respectively.
Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) are calculated by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities (stock options, stock appreciation rights (“SARS”), all of which may be settled in stock, and RSUs) using the treasury stock method, except when the effect would be anti-dilutive. (See Note 11)
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of property, plant and equipment and other intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; and accruals for income taxes duty and litigation. Actual results could differ from these estimates.
Share-Based Compensation
The Company recognizes in the financial statements all costs resulting from share-based payment transactions at their fair values. At December 31, 2010, the Company had share-based employee compensation plans which are described more fully in Note 15.
The relevant FASB standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. There was a tax deficiency of $0.1 million and $0.5 million recognized from share-based compensation costs for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2008, there was no excess tax benefit recognized from share-based compensation costs because the Company was not in a taxpaying position in the United States in 2008.
Accumulated Other Comprehensive Income/(Loss)
Comprehensive income consists of net income (loss) and other gains and losses that are not included in net income (loss), but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations and gains or losses on derivatives.
Subsequent Events
The Company has evaluated subsequent events through the date that the consolidated financial statements were filed.
Reclassifications
Certain prior year amounts have been reclassified to conform the prior year amounts to the presentation in the 2010 consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the standard pertaining to fair value measurements and disclosures. This amendment requires the Company to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. The amendments prescribed by the standard were effective for the Company’s fiscal quarter ending March 31, 2010, except for the requirements described in item (3) above, which are effective for the Company’s fiscal year beginning January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
The Company adopted a new FASB standard concerning the determination of the useful life of intangible assets beginning on January 1, 2010. The adoption of this standard did not have an impact on the Company’s consolidated financial statements at the time of adoption or during the year ended December 31, 2010, but could have an impact in the future. The new guidance amends the factors that are to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows originally used to measure the fair value of the intangible asset under U.S. GAAP.
In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. The Company will adopt the new disclosures in the first quarter of fiscal 2011, however as the Company does not currently have any reporting units with a zero or negative carrying amount, the Company does not expect the adoption of this guidance to have an impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The Company will adopt the new disclosures in the first quarter of fiscal 2011. The Company does not believe that the adoption of this guidance will have a material impact to the Company’s consolidated financial statements.
Note 3 — Acquisitions
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
In addition, provided that the EBITDA of the Business, as defined in the Asset Agreement (the “LaJobi Earnout EBITDA”), had grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ended December 31, 2010 (“the Measurement Date”), determined in accordance with the Asset Agreement, LaJobi was to pay to the Stockholders an amount (the “LaJobi Earnout Consideration”) equal to a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the LaJobi Earnout EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration could have ranged between $0 and a maximum of $15.0 million.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
As a result of the accrual recorded in the fourth quarter and year ended December 31, 2010 for anticipated customs duty (and interest thereon) owed by LaJobi to U.S. Customs (see Note 18 below), and the facts and circumstances discovered in our preparation for the Focused Assessment and in our related investigation into LaJobi’s import practices described in Note 18 (including misconduct on the part of certain employees at LaJobi), we have concluded that no LaJobi Earnout Consideration (and therefore no finder’s fee) is payable. Accordingly, we have not recorded any amounts related thereto in our financial statements for the fourth quarter and year ended December 31, 2010. The Company previously disclosed a potential earnout payment of approximately $12 to $15 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi. There can be no assurance, however, that the LaJobi seller will not take a position different from ours and assert a claim for the payment of some LaJobi Earnout Consideration. There can be no assurance that we will prevail in any such dispute. See Note 8 for a discussion of a waiver and amendment executed to address various defaults resulting from the charge recorded in the fourth quarter and year ended December 31, 2010 and other circumstances discovered as a result of the internal investigation of Lajobi’s import practices.
CoCaLo
On April 2, 2008, a newly-formed, wholly-owned Delaware subsidiary of KID, I&J Holdco, Inc. (the “CoCaLo Buyer”), consummated the transactions contemplated by the Stock Purchase Agreement (the “Stock Agreement”) with each of Renee Pepys-Lowe and Stanley Lowe (collectively, the “Sellers”), for the purchase of all of the issued and outstanding capital stock of CoCaLo, Inc., a California corporation (“CoCaLo”). The aggregate base purchase price payable for CoCaLo was equal to (i) $16.0 million; minus (ii) the aggregate debt of CoCaLo outstanding at the closing of the acquisition (including accrued interest) of $4.0 million; minus (iii) specified transaction expenses ($0.3 million); plus (iv) a working capital adjustment of $1.5 million paid by the CoCaLo Buyer. A portion of the purchase price ($1.6 million, which was discounted to $1.4 million for financial statement purposes) was evidenced by a non-interest bearing promissory note and is being paid in equal annual installments over a three-year period from the closing date. The first two payments of $533,000 were made during April 2009 and April 2010, respectively, and the final payment is expected to be made in April 2011.
With respect to CoCaLo, the Company was obligated to pay to the relevant sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010: (i) $666,667 would have been paid in the event of the achievement of specified initial performance targets with respect to each of net sales, gross profit and specified CoCaLo EBITDA (the latter combined with specified Kids Line EBITDA) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 would have been paid, on a sliding scale basis, in the event of the achievement of in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. CoCaLo’s performance did not satisfy any of the foregoing targets, and as a result, no CoCaLo Earnout Consideration was earned or will be paid.
Pro Forma Information (Unaudited)
The results of operations of LaJobi and CoCaLo and the fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements beginning on their acquisition date.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
The following unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2008, assumes the acquisitions of CoCaLo and LaJobi occurred as of January 1, 2008 (in thousands).

(Unaudited)
Year Ended
December 31, 2008
Net sales	$251,696
Net loss	$(110,906)

Basic loss per share:
Continuing operations	$(4.63)
Discontinued operations	(0.58)

$(5.21)

Diluted loss per share:
Continuing operations	$(4.63)
Discontinued operations	(0.58)

$(5.21)

The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from combined operations. The pro forma results have not been audited and do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, and may not be indicative of the results of future combined operations.
Note 4 — Sale of Gift Business and Discontinued Operations
On December 23, 2008, KID completed the sale of the Gift Business to TRC. The aggregate purchase price payable by TRC was (i) 199 shares of the Common Stock, par value $0.001 per share, of TRC (the “Buyer Common Shares”), representing a 19.9% interest in TRC after consummation of the transaction that was accounted for at cost; and (ii) a subordinated, secured promissory note issued by TRC to KID in the original principal amount of $19.0 million (the “Seller Note”). During the 90-day period following the fifth anniversary of the consummation of the sale of the Gift Business, KID will have the right to cause TRC to repurchase any Buyer Common Shares then owned by KID, at its assumed original value (which was $6.0 million for all Buyer Common Shares), as adjusted in the event that the number of Buyer Common Shares is adjusted, plus interest at an annual rate of 5%, compounded annually. The consideration received from the Gift Sale was recorded at fair value as of December 23, 2008, of approximately $19.8 million and was recorded as Note Receivable of $15.3 million and Investment of $4.5 million on the Company’s consolidated balance sheet.
In addition, in connection with the sale of the Gift Business, the Company’s newly-formed, wholly-owned Delaware limited liability company (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC. Pursuant to the License Agreement, TRC must pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual Royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty is to be paid quarterly at the close of each three-month period during the term. At any time during the term of the License Agreement, TRC shall have the option to purchase all of the intellectual property subject to the License Agreement, consisting generally of the Russ® and Applause® trademarks and trade names (the “Retained IP”) from the Licensor for $5.0 million, to the extent that at such time (i) the Seller Note shall have been paid in full (including all principal and accrued interest with respect thereto) and (ii) there shall be no continuing default under the License Agreement. If TRC does not purchase the Retained IP by December 23, 2013 (or nine months thereafter, if applicable), the Licensor will have the option to require TRC to purchase all of the Retained IP for $5.0 million. The Company received $287,500 in respect of the Royalty payment due March 23, 2010, which was recorded as other income in the first quarter of 2010, but has not received the initial lump sum Royalty payment or any payment to date in respect of the Royalty payments that were due on June 23, 2010, September 23, 2010 or December 23, 2010, and therefore recorded no income during any such periods related to such Royalties.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
KID and TRC continue to discuss a potential restructuring of: (i) the consideration received by KID for its former Gift Business; (ii) payments due to Licensor under the License Agreement; and (iii) ongoing arrangements between the parties and their respective affiliates. Such discussions currently contemplate, among other things, the payment by TRC of certain amounts in exchange for the cancellation of all or substantially all of the Gift Business consideration and the acquisition by TRC of the Retained IP. The amounts potentially to be paid by TRC are anticipated to be substantially less than the face value of the Gift Business consideration. As the Company has written off or fully reserved against all such consideration, any payments received in exchange therefor would be recorded as income, if and when received. There can be no assurance, however, that any defaulted payments under the License Agreement referred to above will be made, that any future payments due under the License Agreement will be made in a timely manner, or at all, that any ongoing discussions will result in any definitive agreement, or that the terms of any definitive agreement will be consistent with those described above. In October 2010, Bruce Crain (CEO) and Mario Ciampi, each a member of KID’s Board of Directors, resigned from the board of directors of TRC.
In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with TRC. These indicators included the impact of current macro-economic factors on TRC, the deterioration of conditions in the gift market, and other TRC-specific factors, including declining financial performance, operational and integration challenges and liquidity issues. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in TRC and critically evaluated the collectability of its $15.3 million note receivable. As a result of this review, the Company determined that its 19.9% investment in TRC as well as the Applause® trade name was other than temporarily impaired and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge, to reserve against the difference between the note receivable and deferred revenue liability. The aggregate impact of the above actions resulted in a non-cash charge to income/ (loss) from continuing operations in an aggregate amount of $15.6 million in the second quarter of 2009.
Condensed Financial Information of Discontinued Operations
Condensed results of discontinued operations are as follows (in thousands):

Year Ended
December 31, 2008
Sales	$124,035
Loss before income taxes	$(17,268)
Gain on sale	$905
Benefit for income taxes	$(4,147)
Loss from discontinued operations	$(12,216)
Note 5 — Intangible Assets and Goodwill
Intangible Assets
As of December 31, 2010, and 2009, the components of intangible assets other than goodwill consist of the following (in thousands):

	Weighted Average	December 31,	December 31,
	Amortization Period	2010	2009
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	27,601	29,156
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	10,954	11,589
LaJobi royalty agreements	5 years	1,278	1,712
CoCaLo trade name	Indefinite life	5,800	6,100
CoCaLo customer relationships	20 years	2,190	2,464
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$77,154	$80,352

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
Aggregate amortization expense, was $2.8 million, $2.8 million, and $2.3 million for 2010, 2009 and 2008, respectively.
Estimated annual amortization expense for each of the fiscal years ending December 31, is as follows (in thousands):

2011	$2,755
2012	2,755
2013	2,720
2014	2,319
2015	2,319
During the fourth quarter of 2010, the Company completed its calculation of the potential payout of the CoCaLo Earnout Consideration, and determined no payout was earned or required. As a result, the Company, reversed a long-term liability of $437,000 established at the date of the CoCaLo acquisition, and in accordance with applicable accounting standards recorded a reduction in the value of the CoCaLo trade name of $300,000 and the CoCaLo customer relationships of $137,000 for the quarter and year ended December 31, 2010.
In accordance with the applicable FASB standard, indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2010 and 2009. As discussed below, except for an impairment of $819,000 for the Applause® trade name that was recorded in the quarter ended June 30, 2009 in connection with the impairment of the Gift Sale Consideration (discussed in Note 4 above), there were no impairments recorded to either indefinite-lived or definite-lived intangible assets in either 2009 or 2010.
The Company’s non-amortizing intangibles (trade names) are tested for impairment as part of the Company’s annual impairment testing of goodwill and other indefinite-lived assets. The Company tested the non-amortizing intangible trade names recorded on its consolidated balance sheet as of December 31, 2010 and 2009, respectively, which consisted of Kids Line®, Sassy®, LaJobi®, and CoCaLo®. Testing for impairment of indefinite-lived trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2010, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2010, the Company increased its long-term growth rate for all of its business units, while the assumed royalty rates remained constant with 2009.
With respect to such testing in 2008, the difference between the fair value of the trade names and their carrying value resulted in an aggregate impairment charge of $3.7 million, which was related to CoCaLo® ($1.9 million), Sassy® ($1.7 million) and LaJobi® ($0.1 million) in the fourth quarter of 2008. In addition, the Company also tested for impairment of its Applause® trade name, which is a definite-lived intangible asset, as a result of the Gift Sale. With respect to the Applause® trade name, fair value was based on the terms of its license to TRC and in connection therewith, an impairment charge of $6.7 million was recorded in the fourth quarter of 2008. With respect to the Applause® trade name, in connection with the Gift Sale, TRC agreed to pay an annual royalty for the Applause® and Russ® trademarks and trade names of $1.15 million, as well as a $5.0 million purchase price for such intellectual property at the end of five years. Accordingly, the Company determined that the fair value of the allocated royalty stream of the Applause® and Russ® trade names, based on a present value analysis, was $913,000 for the Applause® trade names, resulting in the impairment charge recorded. The Russ® trade names do not have any value ascribed to them on the Company’s financial statements.
The Company’s other intangible assets with definite lives (consisting of the Applause® trade name until its total impairment as of the quarter ended June 30, 2009, customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. Other than the impairment of the Applause® trade name recorded in the second quarter of 2009 with respect to the impairment of the Gift Sale Consideration, no impairments were recorded with respect to the Company’s intangible assets with definite lives during 2009 and 2010. Based upon then current economic conditions, and in connection with the annual impairment testing of intangibles during the fourth quarter of 2008, the Company determined that the Kids Line customer relationships would be amortized over a 20-year period rather than having an indefinite life. In connection therewith, the Company recorded $389,000 of amortization expense for the three months and year ended December 31, 2008, and $1.6 million of amortization expense for each of the years ended December 31, 2010 and 2009. In addition, as discussed above, an impairment charge to the Applause® trade name was recorded in the fourth quarter of 2008 as a result of the Gift Sale and in 2009 as a result of the impairment of the Gift Sale Consideration. Other than the foregoing, the Company determined that the carrying value of its definite-lived intangible assets was fully recoverable for 2009 and 2010.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
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
Goodwill
The Company completed its annual goodwill assessment for its continuing operations as of December 31, 2008. The conclusion reached as a result of such testing was that the fair value of its continuing operations for which goodwill had been allocated, was below its carrying value, indicating such goodwill may be impaired. As a result of step two of the impairment testing, the Company recorded a goodwill impairment charge of $130.2 million to write off all of its goodwill (which was determined to have no implied value). As a result of the foregoing, no goodwill assessment testing was required as of December 31, 2009. Because no amounts have been accrued in respect of earnout obligations arising out of our 2008 purchases of each of LaJobi and CoCaLo for the quarter and year ended December 31, 2010 no goodwill has been recorded on our consolidated balance sheet, and therefore no goodwill impairment testing was required for the year ended December 31, 2010.
Management’s determination of the fair value of its continuing operations incorporates multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing such continuing operations. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management and the discount rate utilized. As part of the Company’s goodwill analysis for 2008, the Company compared the fair value of its continuing operations to the market capitalization of the Company using the December 31, 2008, common stock price. The impairment charge resulted in part from the adverse equity and credit market conditions that caused a sustained decrease in current market multiples and the Company’s stock price, a decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets and decreases in cash flow forecasts for the markets in which the Company operates.
Note 6 — Financial Instruments
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

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap agreement (also see Note 8) as of December 31, 2010 and 2009 (in thousands):

	December	Fair Value Measurements as of December 31, 2010
	31, 2010	Level 1	Level 2	Level 3

Interest rate swap	$(87)	$—	$(87)	$—

	December	Fair Value Measurements as of December 31, 2009
	31, 2009	Level 1	Level 2	Level 3

Interest rate swap	$(678)	$—	$(678)	$—
The fair value of the interest rate swap agreement of $87,000 and $678,000 is included in the Company’s accrued expenses on the balance sheet at December 31, 2010, and 2009, respectively.
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
There have been no material changes to the Company’s valuation techniques during the year ended December 31, 2010, as compared to prior years.
Derivative Instruments
The Company is required by its lenders to maintain in effect interest rate swap agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the $80.0 million term loan facility. The Company is primarily exposed to interest rate risk through its variable rate Term Loan. The Company’s objective is to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. The Company applies hedge accounting based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.
Cash Flow Hedges
To comply with a requirement in the Company’s Credit Agreement to offset variability in cash flows related to the interest rate payments on the Term Loan, the Company uses an interest rate swap designated as a cash flow hedge. The interest rate swap agreement converts the variable rate on a portion of the Term Loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR U.S. dollar three month index rate. The duration of the contract is twelve months.
The interest rate swap agreement is recorded at fair value on the Company’s consolidated balance sheets. Accumulated other comprehensive income reflects the difference between the overall change in fair value of the interest rate swap since inception of the hedge and the amount of ineffectiveness reclassified into earnings.
The Company assesses hedge effectiveness both at inception of the hedge and at regular intervals at least quarterly throughout the life of the derivative. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged transactions. The Company measures hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognizes any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of Other, net. The impact of hedge ineffectiveness on earnings was not significant during the year ended December 31, 2010. Each period, the hedging relationship will be evaluated to determine whether it is expected that the hedging relationship will continue to be highly effective based on the updated analysis. In addition, the Company will consider the likelihood of the counterparty’s compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk).

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
During the year ended December 31, 2010, the Company did not discontinue any cash flow hedges.
An unrealized net loss of $87,000 for this interest rate swap agreement, recorded as a component of comprehensive income, for the year ended December 31, 2010, is expected to be reclassified into earnings within the next twelve months.
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
Changes between cost and fair value of this interest rate swap agreement resulted in income of $0.7 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively and expense of approximately $2.1 million for the year ended December 31, 2008, and such amounts are included in interest expense in the consolidated statements of operations.
Foreign Currency Forward Exchange Contracts
Certain of the Company’s subsidiaries periodically enter into foreign currency forward exchange contracts to hedge inventory purchases, both anticipated and firm commitments, denominated in currencies other than the United States dollar. These contracts reduce foreign currency risk caused by changes in exchange rates and are used to offset the currency impact of these inventory purchases, generally for periods up to 13 months. At December 31, 2010, and 2009, the Company had no forward contracts.
Concentrations of Credit Risk
Customers who account for a significant percentage of the Company’s net sales are shown in the table below:

	Twelve months ended December 31,
	2010	2009	2008
Toys “R” Us, Inc. and Babies “R” Us, Inc.	48.6%	46.9%	43.8%
Target	9.9%	12.3%	11.6%
Walmart	9.4%	4.8%	5.6%
The loss of any of these customers or any other significant customers, or a significant reduction in the volume of business conducted with such customers, could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales.
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

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
Note 7 — Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Land	$690	$690
Buildings	2,155	2,155
Machinery and equipment	5,526	5,693
Furniture and fixtures	1,396	984
Leasehold improvements	1,023	872

	10,790	10,394
Less: Accumulated depreciation and amortization	(5,760)	(6,143)

	$5,030	$4,251

Depreciation expense was approximately $1.0 million, $1.0 million, and $0.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Note 8 — Debt
Consolidated long-term debt at December 31, 2010, and December 31, 2009, consisted of the following (in thousands):

	December 31,
	2010	2009
Term Loan (Credit Agreement)	$54,000	$67,000
Note Payable (CoCaLo purchase)	526	1,025

Total	54,526	68,025
Less current portion	13,526	13,533

Long-term debt	$41,000	$54,492

The aggregate maturities of long-term debt at December 31, 2010, are as follows (in thousands):

2011	$13,526
2012	13,000
2013	28,000
2014	—
2015	—

Total	$54,526

At December 31, 2010, and December 31, 2009, there was approximately $18.6 million and $15.1 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At December 31, 2010 and 2009, Revolving Loan Availability was $28.3 million and $31.4 million, respectively.
As of December 31, 2010, the applicable interest rate margins were 2.75% for LIBOR Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2010 were as follows:

	At December 31, 2010
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.01%	5.00%
Term Loan	3.05%	5.00%

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
Credit Agreement Summary
KID, its operating subsidiaries, and I&J Holdco, Inc. (such subsidiaries and I&J Holdco, Inc., the “Borrowers”) maintain a credit facility (the “Credit Agreement”) with certain financial institutions (the “Lenders”), including Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), as Agent and Fronting Bank, Sovereign Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and Banc of America Securities LLC as Lead Arranger. The credit facility provides for: (a) a $50.0 million revolving credit facility (the “Revolving Loan”), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) an $80.0 million term loan facility (the “Term Loan”). The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory. The scheduled maturity date of the facility is April 1, 2013 (subject to customary early termination provisions).
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At December 31, 2010, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.
Under the terms of the Credit Agreement, the Company is required to comply with the following financial covenants: (a) a minimum Fixed Charge Coverage Ratio of 1.35:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; (b) a maximum Total Debt to Covenant EBITDA Ratio of 2.75:1.00 for the fourth quarter of 2010 and each fiscal quarter thereafter; and (c) an annual capital expenditure limitation.
Due to the facts and circumstances discovered in the Company’s ongoing internal investigation of LaJobi’s import, business and staffing practices in Asia (including misconduct by various LaJobi employees resulting in the underpayment of specified import duties), initiated as a result of the discovery of certain potential issues in the Company’s preparation for the “Focused Assessment” of LaJobi’s import practices, the approximately $6,860,000 charge the Company recorded for anticipated import duties and interest related thereto, and additional amounts and penalties that may be required by U.S. Customs (the foregoing collectively, the “LaJobi Events”), the Company determined that various events of default and potential events of default under the Credit Agreement (and related loan documents) occurred as a result of breaches and potential breaches of various representations, warranties and covenants in the Credit Agreement, including, but not limited to, an unmatured event of default with respect to a breach of the Fixed Charge Coverage Ratio covenant for the quarter ending December 31, 2010 (as well as projected breaches of the Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA Ratio for certain future periods). In connection therewith, the Credit Agreement was amended on March 30, 2011 (the “Amendment”), to waive, among other things, specified existing events of default resulting from such LaJobi Events and related breaches and potential breaches (and future events of default as a result of the accrual or payment of specified “Duty Amounts” (as defined below)), and to amend the definition of “Covenant EBITDA” for all purposes under the Credit Agreement and related loan documents (including for the determination of the applicable interest rate margins and compliance with financial covenants) for the December 31, 2010 reporting period and all periods thereafter. The Borrowers paid a fee of approximately $100,000 during the first quarter of 2011 in connection with the execution of the Amendment. As a result of the Amendment, the Company must be in compliance with the Financial Covenants described above at the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts.
Covenant EBITDA, as currently defined, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing,

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
specified acquisitions, and specified requirements under the Credit Agreement and non-cash transaction losses (gains) due solely to fluctuations in currency values. As a result of the Amendment, Covenant EBITDA is further adjusted (up to an aggregate maximum of $14.855 million for all periods, less any LaJobi Earnout Consideration paid other than in accordance with the Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts owed by LaJobi to U.S. Customs as a result of the LaJobi Events (“Duty Amounts”); (ii) fees and expenses incurred in connection with the internal investigation into LaJobi’s import, business and staffing practices and the Focused Assessment of U.S. Customs; and (iii) LaJobi Earnout Consideration, if any, paid. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends. The Fixed Charge Coverage Ratio is the ratio of Covenant EBITDA for such purpose (as described above) to an amount generally equal to, with respect to the Company, the sum for the applicable testing period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. Total Debt, as used in the Credit Agreement for purposes of the determination of the Total Debt to Covenant EBITDA Ratio, generally means, with respect to the Company, the outstanding principal amount of all debt (including debt of capital leases plus the undrawn face amount of all letters of credit).
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any Earnout Consideration or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions are satisfied. With respect to the payment of LaJobi Earnout Consideration, if any, as a result of the Amendment, such conditions now include that excess revolving loan availability equal or exceed the greater of (A) $18,000,000 less the amount of any Duty Amounts previously paid by LaJobi to U.S. Customs and (B) $9,000,000, until such time that the Focused Assessment has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Conclusion Date”), such that after the Conclusion Date, this condition shall require only that excess revolving loan availability equal or exceed $9,000,000 (previously, such condition with respect to the payment of any Earnout Consideration was limited to excess revolving loan availability being equal to or exceeding $9,000,000, and such requirement with respect to the payment of any CoCaLo Earnout Consideration remains unchanged). See Note 3 for a discussion of the LaJobi Earnout Consideration (and related finder’s fee) in light of the LaJobi Events, and the CoCaLo Earnout Consideration. The Credit Agreement also contains specified events of default related to the CoCaLo Earnout Consideration and LaJobi Earnout Consideration. In addition, KID may not pay a dividend to its shareholders unless any earned Earnout Consideration, if any; has been paid; no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. As a result of the Amendment, among other things, specified existing events of default related to the LaJobi Events (and specified future events of default relating to the payment of any Duty Amounts) were waived, and the Borrowers are now deemed to be in compliance with all applicable financial covenants in the Credit Agreement as of December 31, 2010 (see discussion above).
The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. Changes in the cost of the swap agreement and its fair value as of April 30, 2010 resulted in income of approximately $0.7 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively and expense of approximately $2.1 million for the year ended December 31, 2008. Such amounts are included in interest expense in the consolidated statements of operations.
The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010 which expired December 21, 2010 and was replaced by a new interest rate swap agreement on such date with a notional amount of $28.6 million. An unrealized net loss of $87,000 for this interest rate swap for the year ended December 31, 2010 was recorded as a component of comprehensive income, and is expected to be reclassified into earnings within the next twelve months (see Note 6).
The Credit Agreement is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor, and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
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
Note 9 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Payroll and incentive compensation	$3,586	$3,952
Customs duty	6,519	—
Other (a)	6,849	4,732

Total	$16,954	$8,684

(a)	No individual item exceeds five percent of current liabilities
Note 10 — Income Taxes
The Company and its domestic subsidiaries file a consolidated Federal income tax return.
The U.S. and foreign components of income (loss) from continuing operations before income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$17,474	$3,414	$(129,500)
Foreign	990	1,129	1,129

	$18,464	$4,543	$(128,371)

Income tax provision (benefit) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current
Federal	$(2,704)	$(3,522)	$(1,844)
Foreign	77	447	555
State	561	322	612

	$(2,066)	$(2,753)	$(677)

Deferred
Federal	(12,528)	(2,996)	(23,845)
Foreign	260	—	—
State	(1,874)	(1,413)	(4,509)

	(14,142)	(4,409)	(28,354)

	$(16,208)	$(7,162)	$(29,031)

The tax benefit is primarily related to a decrease in valuation allowances recorded on intangible assets, a reduction in the valuation allowance on its foreign tax credit carry forwards, and a reduction in the reserve for tax contingencies due to the statute of limitations lapsing. The Company has determined it is more likely than not that the full value of the deferred tax assets related to intangible amortization will be realized.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
A reconciliation of the provision (benefit) for income taxes on continuing operations with amounts computed at the statutory Federal rate is shown below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Income tax provision (benefit) at U.S. Federal statutory rate	$6,462	$1,545	$(44,930)
State income tax, net of Federal tax benefit	(854)	(720)	(2,533)
Foreign rate differences	132	63	160
Change in valuation allowance affecting income tax expense	(17,688)	(3,886)	19,275
Change in unrecognized tax benefits	(3,927)	(5,112)	(3,812)
Changes in federal rate used	(1,150)	1,099	—
Other, net	817	(151)	2,809

	$(16,208)	$(7,162)	$(29,031)

The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, are as follows (in thousands):

	December 31,
	2010	2009
Assets (Liabilities)
Deferred tax assets:
Inventories	$1,591	$1,449
Accruals / reserves	4,074	1,314
Investment impairments and unrealized losses	5,764	6,130
Foreign tax credit carry forward	9,222	11,859
Charitable contributions carry forwards	—	285
State net operating loss carry forwards	1,026	1,024
Foreign net operating loss carry forwards	512	361
Intangible assets	29,870	35,436
Depreciation	—	12
Other	1,551	1,161

Gross deferred tax asset	53,610	59,031
Less: valuation allowance	(3,997)	(24,334)

Net deferred tax asset	49,613	34,697
Deferred tax liabilities:
Unrepatriated earnings of foreign subsidiaries	(722)	(354)
Other	(1,225)	(743)

Gross deferred tax liability	(1,947)	(1,097)

Total net deferred tax asset (liability)	$47,666	$33,600

At December 31, 2010, and 2009, the Company has provided total valuation allowances of $4.0 million and $24.3 million, respectively, on those deferred tax assets for which management has determined that it is more likely than not that such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. The valuation allowance decreased by approximately $20.3 million in 2010 primarily related to the reduction in valuation allowance on the deferred tax asset for intangible amortization (approximately $19.7 million), a decrease in valuation allowance related to foreign tax credit carry forwards (approximately $0.8 million), and an increase in foreign net operating loss carry forwards (approximately $0.2 million). The valuation allowance decreased by $3.9 million in 2009 primarily related to the reduction in the deferred tax asset for intangible assets. The change in valuation allowance in the rate reconciliation and the net change in the 2010 and 2009 balances of valuation allowance differ as a result of the portion of the valuation allowance pertaining to state tax-effected deferred tax assets of $2.6 million, which is included in State income tax, net of Federal tax benefit.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings. At December 31, 2010 and 2009, the Company has recorded a deferred tax liability of $0.7 million and $0.4 million, respectively, related to the repatriation of its foreign subsidiaries’ undistributed earnings that are not treated as permanently reinvested due to the Company’s recent history of repatriation of these earnings. The Company has sufficient foreign tax credit carry forwards to offset this deferred tax liability.
The Company has state net operating loss carry forwards of $11.5 million which expire in 2016-2029, and foreign net operating loss carry forwards of $1.8 million which are indefinite in nature. The Company has foreign tax credits carry forwards of $9.2 million which expire in 2015-2018.
To evaluate a tax position, the Company must first determine whether it is more likely than not that the tax position will be sustained upon examination based on its technical merits. If a tax position meets such recognition threshold, it is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority to determine the amount of benefit to recognize in the financial statements. The liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance at January 1	$4,470	$9,582
Increases related to prior year tax positions	50	174
Decreases related to prior year tax positions	(144)	(661)
Reductions due to lapsed statute of limitations	(3,834)	(4,625)

Balance at December 31	$542	$4,470

The above table includes interest and penalties of $130,000 as of December 31, 2010, and interest and penalties of $138,000 as of December 31, 2009. The Company has elected to record interest and penalties as an income tax expense, in accordance with applicable accounting standards. Included in the liability for unrecorded tax benefits as of December 31, 2010 is $542,000 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company anticipates that the unrecorded tax benefits at December 31, 2010 could decrease by approximately $506,000 within the next 12 months as a result of the expiration of the statue of limitations.
The Company files federal and state income tax returns, as applicable, in the United States, Australia, the European Union, and the United Kingdom. The Company is not presently undergoing any significant tax audits in any of these jurisdictions. As of December 31, 2010, a summary of the tax years that remain subject to examination in the Company’s major jurisdictions are:

United States — federal	2007 and forward
United States — states	2006 and forward
Foreign	2006 and forward
Note 11 — Weighted Average Common Shares
During 2009, the Company adopted a FASB standard which requires the Company to include specified participating securities in the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining the number of common shares, earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include vested restricted stock and unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared, even when unvested. The requirements of this accounting standard were effective for the Company as of January 1, 2009. As a result, the Company’s EPS for the first and second quarter of 2009 were restated to reflect the adoption of this standard and the effects of such restatement were immaterial.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
EPS for the quarter and year ended December 31, 2008 were also restated, as the Company had incorrectly included unvested restricted stock in its basic earnings per common share calculations for such period, which was not the appropriate treatment for such periods. The effect of the restatement was immaterial.
With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting or exercise, in accordance with the accounting standard, we do not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, such stock will be included in the calculation of basic earnings per share upon such settlement.
The weighted average common shares outstanding included in the computation of basic and diluted net earnings (loss) per share are set forth below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Weighted average common shares outstanding	21,547	21,371	21,302
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs (all of which may be settled in stock)	291	161	—

Weighted average common shares outstanding assuming dilution	21,838	21,532	21,302

The computation of net income per diluted common share for the years ended December 31, 2010, 2009, and 2008, excluded 744,403, 880,615 and 1,941,379 stock options outstanding, respectively, in that they would be anti-dilutive due to their exercise price exceeding the average market price in 2010 and 2009, or due to the loss the Company incurred from continuing operations in 2008.
The computation of net income per diluted common share for the years ended December 31, 2010, 2009, and 2008, excluded 341,058, 278,000 and 118,000 stock appreciation rights (“SARs”) from the computation of diluted EPS because they would be anti-dilutive due to their exercise price exceeding the average market price in 2010 and 2009 or due to the loss the Company incurred from continuing operations in 2008. EPS for the year ended December 31, 2008 has been revised in accordance with the accounting guidance for earnings per share. The Company had incorrectly included non-vested restricted stock in its basic earnings per common share calculation for the period. The revision was immaterial.
Note 12 — Related Party Transactions
Lawrence Bivona, the President of LaJobi until March 14, 2011, along with various family members, established L&J Industries in Asia to provide quality control, compliance and other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, the Company had used the full-time services of approximately 28 employees of L&J Industries for such quality control and other services. To the Company’s knowledge, L&J Industries ceased operations in June 2010, thereby terminating the affiliated relationship. However, the Company continues to utilize the services of approximately 26 of such individuals, and is in the process of establishing subsidiaries in Thailand and China, through which the Company intends to directly employ these quality control individuals in the future. For the years ended December 31, 2010, 2009, and 2008, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $1.0 million, $1.0 million and $0.7 million, respectively, related to the services provided, based on the actual, direct costs incurred (by L&J Industries or otherwise) for the services of such individuals.
CoCaLo contracts for warehousing and distribution services from a company that, until October 15, 2009, had a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an employee of the Company until December 31, 2010. As of 2010, this company is owned by unrelated parties but the spouse of Renee Pepys Lowe is still a manager of the business. For the years ended December 31, 2010, 2009, and 2008, CoCaLo paid approximately $2.2 million, $2.2 million and $1.5 million, respectively, to such company for these services. In addition, CoCaLo rented certain office space from the same company at a rental cost for the years ended December 31, 2009, and 2008, of approximately $137,000 each year. These expenses were recorded in selling, general and administrative expense. The lease for the office space expired December 31, 2009, and was not renewed.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
In connection with the sale of the Gift Business, KID and TRC entered into a transition services agreement (the “TSA”), pursuant to which, for periods of time and consideration specified in the TSA, the Company and TRC will provided certain specified transitional services to each other and pursuant to which TRC continues to provide certain service to the Company. For the years ended December 31, 2010 and 2009, the Company recorded $0 and $75,000, respectively in selling, general and administrative expense pursuant to the TSA, not including amounts payable by the Australian and U.K. subsidiaries of Kids Line for the sublease of certain office and warehouse space, which amounts are payable to TRC (or its affiliates), or amounts payable by Sassy to a subsidiary of TRC for the use of certain employees in the PRC, each of which is governed by underlying operating lease agreements. At December 31, 2010, the aggregate amount accrued for sublease and PRC employee amounts payable to TRC (or its affiliates) by the Company was approximately $1.7 million.
Note 13 — Leases
At December 31, 2010, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from 1 year to 7.2 years, although the sublease with TRC may be terminated on six month notice by TRC.
Rent expense for continuing operations for the years ended December 31, 2010, 2009, and 2008 amounted to approximately $3.2 million, $2.9 million and $2.4 million, respectively.
The approximate aggregate minimum future rental payments as of December 31, 2010, under operating leases are as follows (in thousands):

2011	$2,744
2012	2,947
2013	3,048
2014	1,796
2015	1,858
Thereafter	3,364

Total	$15,757

Note 14 — Stock Repurchase Program
In March 1990, the Board of Directors authorized KID to repurchase an aggregate of 7,000,000 shares of its common stock. As of December 31, 2010, a total of 5,643,284 shares had been repurchased pursuant to this program. During the twelve-month periods ended December 31, 2010, 2009, and 2008, the Company did not repurchase any shares pursuant to this program or otherwise. During the years ended December 31, 2010, 2009, and 2008, the Company issued from treasury stock 65,631, 30,977 and 169,175 shares, respectively, that were purchased under the stock repurchase program in prior years.
Note 15 —Shareholders’ Equity
Share-Based Compensation
Equity Plans
As of December 31, 2010, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans. As of December 31, 2010, there were 20,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At December 31, 2010, 956,389 shares were available for issuance under the EI Plan.
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At December 31, 2010, 60,947 shares were available for issuance under the 2009 ESPP, after giving effect to the 61,149 shares issued thereunder with respect to the 2010 plan year.
Impact on Net Income
The components of share-based compensation expense for each of 2010, 2009, and 2008 follow:

	Years Ended December 31,
	2010	2009	2008
Stock option expense	$907,000	$690,000	$810,000
Restricted stock expense	433,000	525,000	686,000
Restricted stock unit expense	154,000	20,000	4,000
SAR expense	511,000	219,000	—
ESPP expense	127,000	151,000	135,000

Total share-based payment expense	$2,132,000	$1,605,000	$1,635,000

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the years ended December 31, 2010, 2009, and 2008.
Stock Options
Stock options are rights to purchase the Company’s Common Stock in the future at a pre-determined per-share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock Options may be either “Incentive Stock Options’ (stock options which comply with Section 422 of the Code) or Non-Qualified Stock Options (stock options which are not Incentive Stock Options).
As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $1.4 million, and is expected to be recognized over a weighted-average period of 2.3 years.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
The fair value of options granted under stock option plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option. There were no stock options granted during the year ended December 31, 2010. The assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2009 and 2008 were as follows:

	Years Ended December 31,
	2009	2008
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.45%	3.06%
Volatility	80.0%	40.5%
Expected term (years)	5.0	5.0
Weighted-average fair value of options granted	$4.32	$4.53
Activity regarding outstanding options for 2010, 2009, and 2008 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2007	1,775,417	$18.20
Options Granted	256,000	11.50
Options Forfeited/Cancelled*	(90,038)	18.42

Options Outstanding as of December 31, 2008	1,941,379	17.31
Options Granted	105,000	6.63
Options Forfeited/Cancelled*	(1,165,764)	19.49

Options Outstanding as of December 31, 2009	880,615	13.14
Options Granted	—	—
Options Forfeited/Cancelled*	(176,440)	11.61

Options Outstanding as of December 31, 2010	704,175	$13.53

Option price range at December 31, 2010	$6.63-$34.05

*	See disclosure below regarding forfeitures.
The intrinsic value of the unvested and vested outstanding stock options was $239,250 at December 31, 2010. There was no aggregate intrinsic value on the unvested and vested outstanding options at December 31, 2009, and 2008. The aggregate intrinsic value is the total pre-tax value of in-the-money options, which is the difference between the fair value at the measurement date and the exercise price of each option. There was no intrinsic value of stock options exercised for the years ended December 31, 2010, 2009, and 2008. The weighted average fair value of stock options vested for the years ended December 31, 2010, 2009, and 2008, was $806,518, $805,215, and $819,358, respectively.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
The following table summarizes information about fixed-price stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/10	Contractual Life	Exercise Price	at 12/31/10	Exercise Price
$34.05	975	3 Years	$34.05	975	$34.05
13.05	40,000	4 Years	13.05	40,000	13.05
13.06	15,000	4 Years	13.06	15,000	13.06
11.52	20,000	4 Years	11.52	20,000	11.52
15.05	60,000	5 Years	15.05	48,000	15.05
14.90	10,000	6 Years	14.90	6,000	14.90
16.77	151,000	6 Years	16.77	90,600	16.77
16.05	120,000	6 Years	16.05	80,000	16.05
14.83	100,000	7 Years	14.83	60,000	14.83
13.65	37,200	7.25 Years	13.65	20,400	13.65
7.28	75,000	8.5 Years	7.28	30,000	7.28
6.63	75,000	8.75 Years	6.63	15,000	6.63

	704,175		$13.53	425,975	$14.28

The weighted average remaining life of the outstanding options as of December 31, 2010, 2009, and 2008, is 6.8 years, 7.3 years, and 5.9 years, respectively.
A summary of the Company’s unvested stock options at December 31, 2010, and changes during 2010 is as follows:

		Weighted Average
		Grant
Unvested stock options	Options	Date Fair Value
Unvested at December 31, 2009	499,400	$5.17
Granted	—	$—
Vested	(147,400)	$5.47
Forfeited/cancelled*	(73,800)	$4.40

Unvested options at December 31, 2010	278,200	$5.22

*	See disclosure below regarding forfeitures.
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
During the years ended December 31, 2010, and 2009, there were no shares of restricted stock issued under the EI Plan or otherwise. At December 31, 2010, there were 29,270 shares of restricted stock outstanding. These restricted stock grants have vesting periods ranging from four to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
A summary of the Company’s unvested restricted stock for the years 2010, 2009 and 2008 is as follows:

		Weighted
		Average Grant
Unvested Restricted Stock	Restricted Stock	Date Fair Value
Unvested restricted stock at December 31, 2007	170,675	$16.31
Granted	7,900	$13.65
Vested	(37,645)	$16.32
Forfeited/cancelled*	(9,400)	$16.47

Unvested restricted stock at December 31, 2008	131,530	$16.14
Granted	—	—
Vested	(38,070)	$16.21
Forfeited/cancelled*	(36,480)	$16.53

Unvested restricted stock at December 31, 2009	56,980	$15.84
Granted	—	—
Vested	(25,550)	$15.94
Forfeited/cancelled*	(2,160)	$13.65

Unvested restricted stock at December 31, 2010	29,270	$15.91

*	See disclosure below regarding forfeitures.
As of December 31, 2010, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $0.4 million, and is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of a RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. RSUs issued under the EI Plan vest (and will be settled) ratably over a five-year period commencing from the date of grant and are classified as equity in the consolidated balance sheets.
The fair value of each RSU grant is estimated on the grant date. The fair value of RSUs is set using the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant. There were 157,750, 30,000 and 13,900 RSU’s granted during the years ended December 31, 2010, 2009 and 2008, respectively.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
The following table summarizes information about RSU activity:

		Weighted
	Restricted	Average
	Stock	Grant-Date
Unvested RSUs	Units	Fair Value
Unvested at December 31, 2007	—	—
Granted	13,900	$6.43
Vested	—	—
Forfeited/cancelled*	—	—

Unvested at December 31, 2008	13,900	$6.43
Granted	30,000	$4.79
Vested	(2,780)	$6.43
Forfeited/cancelled*	—	—

Unvested at December 31, 2009	41,120	$5.23
Granted	157,750	$5.20
Vested	(8,740)	$5.30
Forfeited/cancelled*	(15,400)	$5.07

Unvested at December 31, 2010	174,730	$5.22

*	See disclosure below regarding forfeitures.
As of December 31, 2010, there was approximately $0.8 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.1 years.
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock, or a combination thereof as determined by the Plan Committee in an amount or value equal to the excess of (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years, at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant, and unless terminated earlier, expire on the tenth anniversary of the date of grant. There were 536,250, 724,943 and 118,000 SARs granted during the years ended December 31, 2010, 2009, and 2008, respectively. The SARs are accounted for at fair value at the date of grant in the consolidated income statement, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets. There were 55,180 SAR’s exercised in 2010, of which 24,089 were settled in cash.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
The fair value of SARs is estimated on the date of grant using a Black-Scholes-Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that SARs granted are expected to be outstanding. Management will monitor SAR exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors, and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the SAR. The assumptions used to estimate the fair value of the SARs granted during the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009
Dividend yield	—%	—%
Risk-free interest rate	2.24%	1.57%
Volatility	83.2%	86.6%
Expected term (years)	5.0	3.95
Weighted-average fair value of SARs granted	$3.78	$1.31
Activity regarding outstanding SARs for 2010, 2009, and 2008 is as follows:

	All Stock Appreciation Rights Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2007	—	—
SARs Granted	118,000	$6.43
SARs exercised	—	—
SARs Forfeited/Cancelled*	—	—

SARs Outstanding as of December 31, 2008	118,000	$6.43
SARs Granted	724,943	$2.21
SARs exercised	—	—
SARs Forfeited/Cancelled*	(125,000)	$1.53

SARs Outstanding as of December 31, 2009	717,943	$3.02
SARs Granted	536,250	$5.67
SARs exercised	(55,180)	$4.84
SARs Forfeited/Cancelled*	(87,500)	$3.51

SARs Outstanding as of December 31, 2010	1,111,513	$4.17

SARs price range at December 31, 2010	$1.36-$9.86

*	See disclosure below regarding forfeitures.
The following table summarizes information about SARs outstanding at December 31, 2010:

	SARs Outstanding			SARs Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/10	Contractual Life	Exercise Price	at 12/31/10	Exercise Price
$6.43	107,820	7.75 Years	$6.43	40,740	$6.43
1.53	285,000	8.25 Years	1.53	65,000	1.53
1.36	114,943	8.25 Years	1.36	114,943	1.36
5.34	10,000	8.5 Years	5.34	2,000	5.34
4.68	100,000	9.00 Years	4.68	—	—
4.79	30,000	9.25 Years	4.79	—	—
5.03	350,750	9.25 Years	5.03	—	—
9.86	6,000	9.25 Years	9.86	—	—
8.17	90,000	9.5 Years	8.17	—	—
7.35	17,000	9.5 Years	7.35	—	—

	1,111,513		$4.17	222,683	$2.37

The weighted average remaining life of the outstanding SARs as of December 31, 2010, 2009 and 2008 is 8.6 years, 8.7 years and 9.4 years, respectively.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
A summary of the Company’s unvested SARs at December 31, 2010, and changes during 2010 is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2009	579,400	$1.74
Granted	536,250	$3.78
Vested	(139,960)	$1.93
Forfeited*	(86,860)	$2.19

Unvested, December 31, 2010	888,830	$2.90

*	See disclosure below regarding forfeitures.
As of December 31, 2010, there was approximately $2.3 million of unrecognized compensation cost related to non-vested SARs. That cost is expected to be recognized over a weighted average period of 3.8 years.
The aggregate intrinsic value of the non-vested and vested outstanding SARs at December 31, 2010, 2009, and 2008, was $4,877,000, $1,273,000 and $0, respectively. The aggregate intrinsic value is the total pre-tax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. There were 55,180 SARs exercised during the year ended 2010. There were no SARs exercised for the years ended December 31, 2009, and 2008. The weighted average fair value of SARs vested for the years ended December 31, 2010, 2009, and 2008, was $270,000, $155,000 and $0, respectively.
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
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. At December 31, 2010 and 2009, the 2009 ESPP had 60,947 and 122,096 shares reserved for future issuance, respectively (in each case after giving effect to the shares issued thereunder with respect to each such plan year). At December 31, 2010, there were 50 enrolled participants in the 2009 ESPP.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
The following table summarizes the exercise prices of options exercised under the 2009 or 2004 ESPP, as applicable, and the aggregate number of shares purchased thereunder, for each of 2010, 2009 and 2008 plan years.

	Employee Stock Purchase Plan
	2010	2009	2008
Exercise Price	$3.98	$2.95	$2.52
Shares Purchased	61,149	77,904	31,317
The fair value of each option granted under the 2009 ESPP and 2004 ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.45%	.40%	3.17%
Volatility	89.2%	129%	34.4%
Expected term (years)	1.0	1.0	1.0
Expected volatilities are calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under each of the 2009 ESPP and 2004 ESPP is one year, or the equivalent of the annual plan year.
Note 16 — 401(k) Plan
KID and its U.S. subsidiaries maintain 401(k) Plans to which employees may, up to certain prescribed limits, contribute a portion of their compensation, and a portion of these contributions (other than the case of CoCaLo, Inc.) is matched by the relevant employer. The provision for contributions charged to continuing operations for the years ended December 31, 2010, 2009, and 2008, was approximately $0.4 million, $0.3 million and $0.3 million, respectively.
Note 17 — Concentrations of Risk and Geographic Information
The following table represents net sales and assets of the Company by geographic area (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net domestic sales	$266,347	$235,390	$220,685
Net foreign sales (Australia and United Kingdom)*	9,430	8,546	8,509

Total net sales	$275,777	$243,936	$229,194

Domestic assets	$237,982	$203,155	$232,780
Foreign assets (Australia and United Kingdom)	4,514	3,723	2,654

Total assets	$242,496	$206,878	$235,434

*	Excludes export sales from the United States

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Accessories and Décor, Toys and Entertainment and Other. Soft Good Basics includes bedding, blankets, mattresses and sleep positioners. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Accessories and Décor includes hampers, lamps, rugs and décor. Toys and Entertainment includes developmental toys, bath toys and mobiles. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Hard Good Basics	38.9%	33.3%	32.0%
Soft Good Basics	38.1%	44.6%	41.7%
Toys and Entertainment	11.8%	10.0%	12.9%
Accessories and Décor	10.3%	11.2%	12.5%
Other	0.9%	0.9%	0.9%

Total	100.0%	100.0%	100.0%

During 2010, 2009, and 2008, approximately 74%, 67%, and 59%, respectively, of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which generally provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company. In addition, certain categories of wooden bedroom furniture imported from the PRC by the Company’s LaJobi subsidiary are also subject to anti-dumping duties. For a discussion of a charge taken in the fourth quarter and year ended December 31, 2010 for anticipated anti-dumping duties and other actions taken by the Company in connection with a “Focused Assessment” of LaJobi’s import practices, see Note 18 of Notes to Consolidated Financial Statements. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duties.
In 2010, 2009, and 2008, the suppliers accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 18%, 20%, and 23%, respectively, of such purchases and the five largest suppliers accounted for approximately 44%, 46%, and 49%, respectively, in the aggregate.
See Note 6 above for information regarding dependence on certain large customers.
Note 18 — Litigation, Commitments and Contingencies
In late December 2010, the Company’s LaJobi subsidiary was selected by U.S. Customs for a “Focused Assessment” of its import practices and procedures, which Focused Assessment commenced on January 19, 2011. In preparing for the Focused Assessment, the Company found certain potential issues with respect to LaJobi’s import practices. As a result, the Board of Directors initiated an investigation, supervised by a Special Committee of three non-management members of the Board. The Board’s investigation found instances at LaJobi in which incorrect import duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping regulations. On the basis of the investigation, the Board concluded that there was misconduct involved on the part of certain LaJobi employees in connection with the incorrect payment of duties, including misidentifying the manufacturer and shipper of products. As a result, effective March 14, 2011, LaJobi’s President, Lawrence Bivona, and LaJobi’s Managing Director of operations were both terminated from employment. Promptly upon becoming aware of such issues and related misconduct, the Company voluntarily disclosed its findings to the SEC on an informal basis and is cooperating with the Staff of the SEC as it reviews this matter.
Upon completion of the investigation, the Company currently expects to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of import duty, and remit payment of customs duty not paid, with interest thereon. Accordingly, for the fourth quarter and year ended December 31, 2010, the Company recorded a charge in the amount of approximately $6,860,000 (which includes approximately $340,000 of interest) for import duties the Company anticipates will be owed to U.S. Customs by LaJobi in respect of the matters discussed above. This charge was recorded in cost of sales (other than the interest portion, which was recorded in interest expense), and adversely affected gross margins and net income for the affected periods. It is possible that the actual amount of duty owed with respect to the Focused Assessment will be higher upon completion thereof, and in any event, additional interest will continue to accrue on the amounts the Company currently anticipates the Company will owe until payment is made. In addition, the Company may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and the Company believes that the Company’s ability to procure the affected categories of wooden bedroom furniture will not be materially adversely affected in future periods. The Company is committed to working closely with U.S. Customs to address issues relating to incorrect import duties. The Company has also initiated certain enhancements to its processes and procedures in areas where underpayments were found, and will be reviewing these and possibly other remedial measures. In addition, there can be no assurance that the Company’s licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
As a result of the accrual recorded in the fourth quarter and year ended December 31, 2010 for anticipated customs duty (and interest thereon) owed by LaJobi to U.S. Customs and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company has concluded that no LaJobi Earnout Consideration (and therefore no finder’s fee) is payable. Accordingly, the Company has not recorded any amounts related thereto in the Company’s financial statements for the fourth quarter and year ended December 31, 2010. The Company previously disclosed a potential earnout payment of approximately $12 to $15 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi. There can be no assurance, however, that the LaJobi seller will not take a position different from the Company and assert a claim for the payment of some LaJobi Earnout Consideration. There can be no assurance that the Company will prevail in any such dispute. The Company anticipates that cash flow from operations and anticipated availability under the Credit Agreement will be sufficient to fund any customs duty, interest and potential penalties thereon, and any potential LaJobi Earnout Consideration and related finder’s fee, and will be permitted under the terms of the Credit Agreement and related documentation, but there can be no assurance that this will be the case. See Note 8 for a discussion of a waiver and amendment executed to address among other things various defaults resulting from the charge recorded in the fourth quarter and year ended December 31, 2010 and other circumstances discovered as a result of the internal investigation of LaJobi’s import practices described above and LaJobi’s business and staffing practices described in Note 12.
Lawrence Bivona, the former President of LaJobi, Inc., along with various family members, established L&J Industries in Asia to provide quality control, compliance and certain other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, we utilized the full time services of approximately 28 employees of L&J Industries for such services. We ceased making direct payments to L&J Industries in June 2010, when we became aware that L&J Industries has ceased operations. However, we continued to pay for the services of approximately 26 of the former employees of L&J Industries (based in Hong Kong, China, Vietnam and Thailand), including through an individual based in Hong Kong. Companies retaining the services of individuals in these jurisdictions are subject to a variety of foreign laws. The Company believes that the payment and other practices with respect to quality control, compliance and certain other services in Hong Kong, China, Vietnam and Thailand violated civil laws and potentially violated criminal laws in these jurisdictions; however, the Company currently does not believe that any such violations will have a material adverse effect on the Company.
LaJobi has since discontinued the above-described manner of paying individuals providing such services in the PRC and Hong Kong, and has taken corrective action by establishing interim arrangements which it believes are currently in compliance with applicable requirements in such jurisdictions, and is in the process of establishing subsidiaries in the PRC through which the Company intends to directly employ the quality control individuals in these jurisdictions in the future. With respect to Thailand and Vietnam, we are investigating appropriate corrective interim arrangements, and are in the process of establishing a subsidiary in Thailand through which the Company intends to directly employ the quality control individuals in these jurisdictions in the future. Although we believe that once these subsidiaries are fully established, the Company will be in compliance with applicable laws of the relevant Asian countries, no assurance can be given that applicable governmental authorities will concur with such a view and will not impose taxes or penalties or other measures with respect to staffing practices prior thereto.
On March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Complaint”). The Complaint is brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired the common stock of the Company between March 26, 2010 and March 15, 2011. In addition to the Company, Bruce G. Crain, KID’s President, Chief Executive Officer and a member of KID’s board of directors, Guy A. Paglinco, KID’s Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of KID’s board of directors, as well as Lauren Krueger and John Schaefer, each former member of KID’s board of directors, were named as defendants.
The Complaint alleges one claim for relief pursuant to Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and a second claim pursuant to Exchange Act, claiming generally that the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding compliance with customs laws, the Company’s financial reports and internal controls. The complaint does not state the size of the class or quantify the amount of damages sought.
The Company intends to defend this action (and any similar actions that may be filed in the future) vigorously, and has notified its insurance companies of the existence of the Complaint.
In addition to the proceedings described above, in the ordinary course of its business, the Company is party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows.
The Company has approximately $47.5 million in outstanding purchase commitments at December 31, 2010, consisting primarily of purchase orders for inventory.

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $19.5 million, of which approximately $12.4 million remained unpaid at December 31, 2010. Royalty expense for the years ended December 31, 2010, 2009, and 2008 was $7.7 million, $6.4 million, and $5.2 million, respectively.
In connection with the sale of the Gift Business, KID and Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), the Company’s subsidiary at the time, sent a notice of termination, which notice was effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains obligated for the payments due thereunder (to the extent they are not paid by U.S. Gift) until the termination of the Lease became effective. It is the Company’s understanding that TRC and the landlord have agreed to allow U.S. Gift to occupy the premises under certain conditions but that U.S. Gift has failed to pay certain amounts due and outstanding on the termination date, for which the Company may remain contingently liable. No payments have been made by KID in connection with the Lease since the sale of the Gift Business, but there can be no assurance that payments will not be required of KID with respect thereto to the extent U.S. Gift fails to make payments of amounts outstanding on the termination date and no accommodation is secured from the landlord. The amount of payments required by KID, if any, cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from TRC under the purchase agreement governing the sale of the Company’s former Gift Business. However, the Company cannot assure that the Company will be able to recover any such amounts in a timely manner, or at all.
The purchase agreement pertaining to the sale of the Gift Business contains various indemnification, reimbursement, and similar obligations. In addition, KID may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with the foregoing as of December 31, 2010, but there can be no assurance that payments will not be required of KID in the future.
As of December 31, 2010, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events.
Note 19 — Quarterly Financial Information (Unaudited)
The following quarterly financial data for the four quarters ended December 31, 2010, and 2009, were derived from unaudited financial statements and include all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.
The quarter ended December 31, 2010, includes an approximate $6.9 million accrual for import duty underpayments and related interest with respect to LaJobi import practices (See Note 18).
The quarter ended June 30, 2009, includes an impairment charge and a valuation reserve on a note receivable from TRC totaling $15.6 million related to the sale of the Gift Business in 2008.

	For Quarters Ended
2010	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$61,474	$67,921	$71,128	$75,254
Gross profit	18,668	20,706	20,638	16,282
Income (loss) from operations	6,655	7,896	6,928	876
Net income (loss)	$3,468	$4,476	$3,960	$22,768

Basic Earnings (Loss) per Common Share	$0.16	$0.21	$0.18	$1.06

Diluted Earnings (Loss) per Common Share	$0.16	$0.20	$0.18	$1.04

KID BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (CONTINUED)

	For Quarters Ended
2009	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$56,278	$59,966	$60,085	$67,607
Gross profit	16,615	18,953	18,472	21,155
Income (loss) from operations	4,386	(8,055)	6,403	8,258
Net income (loss)	$1,336	$(5,689)	$2,868	$13,190

Basic Earnings (Loss) per Common Share	$0.06	$(0.26)	$0.13	$0.62

Diluted Earnings (Loss) per Common Share	$0.06	$(0.26)	$0.13	$0.61

Earnings per share are computed independently for each of the quarters presented and the cumulative amount may not agree to annual earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2010. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2010.
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
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management evaluated the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting. In making this evaluation, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
KPMG LLP, the independent registered public accounting firm that audited our 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Their report, which is included in Item 8 herein, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.
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
Amendment to Credit Agreement
As a result of the LaJobi Events, we determined that various events of default and potential events of default under the Credit Agreement (and related loan documents) occurred as a result of breaches and potential breaches of various representations, warranties and covenants in the Credit Agreement, including, but not limited to, an unmatured event of default related to a breach of the Fixed Charge Coverage Ratio covenant for the quarter ending December 31, 2010 (as well as projected breaches of the Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA Ratio for certain future periods). In connection therewith, on March 30, 2011, the Borrowers under the Credit Agreement, KID, the Lenders party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as administrative agent for the Lenders, executed a Third Amendment and Waiver to Credit Agreement (the “Amendment”), to waive, among other things, specified existing events of default resulting from such LaJobi Events and related breaches (and future events of default as a result of the accrual or payment of specified “Duty Amounts” (as defined below)), and potential breaches, and to amend the definition of “Covenant EBITDA” for all purposes under the Credit Agreement and related loan documents (including for the determination of the applicable interest rate margins and compliance with financial covenants) for the December 31, 2010 reporting period and all periods thereafter. The Borrowers paid a fee of approximately $100,000 during the first quarter of 2011, in connection with the execution of the Amendment. As a result of the Amendment, the Company must be in compliance with the financial covenants specified in the Credit Agreement at the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts.
In addition to the adjustments to consolidated net income to derive Covenant EBITDA applicable prior to the execution of the Amendment, the Amendment specifies that Covenant EBITDA will be further adjusted (up to an aggregate maximum of $14.855 million for all periods, less any LaJobi Earnout Consideration paid other than in accordance with the Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts owed by LaJobi to U.S. Customs as a result of the LaJobi Events (“Duty Amounts”); (ii) fees and expenses incurred in connection with the internal investigation into LaJobi’s import, business and staffing practices and the Focused Assessment of U.S. Customs; and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to pay any Earnout Consideration unless certain conditions are satisfied. With respect to the payment of LaJobi Earnout Consideration, if any, as a result of the Amendment, such conditions now include that excess revolving loan availability equal or exceed the greater of (A) $18,000,000 less the amount of any Duty Amounts previously paid by LaJobi to U.S. Customs and (B) $9,000,000, until such time that the Focused Assessment has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Conclusion Date”), such that after the Conclusion Date, this condition shall require only that excess revolving loan availability equal or exceed $9,000,000 (previously, such condition with respect to the payment of any Earnout Consideration was limited to excess revolving loan availability being equal to or exceeding $9,000,000, and such requirement with respect to the payment of any CoCaLo Earnout Consideration remains unchanged).
Sublease
In October 2010, effective as of September 30, 2010, our Kids Line subsidiary entered into a sublease (the “Sublease”) with The Capital Group Companies, Inc., a Delaware corporation (the “Sublessor”) with respect to 27,515 rentable square feet of office space located in Los Angeles, California. Under the terms of the Sublease, Kids Line will make monthly base rental payments of $52,737 to the Sublessor, which amount will increase by three percent (3%) annually during the term of the Sublease, and shall also pay operating expenses in excess of those incurred in the applicable base year. The stated term of the Sublease expires February 28, 2018. In connection with the execution of the Sublease, on October 4, 2010, KID executed a guarantee for the benefit of Sublessor, guaranteeing payment of the aggregate rental payments under the Sublease if the Sublessee defaults on its obligations thereunder.
In addition, in the event that the underlying master lease (the “Master Lease”) between the Sublessor and the landlord (the “Landord”) is terminated due to a default by the Sublessor, and Kids Line is not in default under the Sublease; the Landlord has agreed to enter into a direct lease with Kids Line on the terms of the Sublease; provided that Kids Line shall be obligated to pay the original (higher) rent applicable to the Master Lease (representing an aggregate differential of $4.1 million as of the effective date of the Sublease). In connection therewith, the Sublessor has issued an irrevocable standby letter of credit (the “Letter of Credit”), with Kids Line as the beneficiary, in the aggregate amount of $4.1 million, which amount will be reduced annually to correspond with payments made by the Sublessor under the Master Lease. The Letter of Credit expires on May 31, 2011, but will automatically be extended to May 31 in each succeeding year (subject to a final expiration on February 28, 2018) unless the issuing bank (Bank of America, N.A.) provides written notice to Kids Line at least 60 days prior to the then current expiration date that it does not intend to extend the Letter of Credit. Upon receipt of any such expiration notice, Kids Line shall have the right to draw under the Letter of Credit in an amount equal to its then current full amount.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 under Items 401 and 405 of Regulation S-K of the Exchange Act (other than with respect to executive officers), appears under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, respectively, of the 2011 Proxy Statement, which are each incorporated herein by reference. Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Audit Committee
The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a) 58(A) of the Exchange Act. The Audit Committee currently consists of Salvatore Salibello (Chair), Frederick J. Horowitz, and Hugh Rovit.
Audit Committee Financial Expert
The Board of Directors has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the New York Stock Exchange.
Code of Ethics for Senior Financial Officers
The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.kidbrandsinc.com, by clicking onto the “Investor Relations” tab, and then onto the “Corporate Governance” tab, and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO Code will be provided, without charge, to any person who makes a written request therefore to the Company at One Meadowlands Plaza, New Jersey 07073, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website within four business days of the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 under Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K of the Exchange Act appears under the caption “EXECUTIVE COMPENSATION” of the 2011 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 under Item 403 of Regulation S-K of the Exchange Act appears under the captions “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” of the 2011 Proxy Statement, which are each incorporated herein by reference thereto.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information, as of December 31, 2010, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Number of
securities
	Number of			remaining available
	securities to be		Weighted-average	for future issuance
	issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding
	options, warrants		options, warrants	securities reflected
	and rights		and rights	in column (a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders(1)	1,795,688	(2)	$7.71	956,389	(3)

Equity compensation plans not approved by security holders	20,000	(4)	$16.05	0

Total	1,815,688		$7.80	956,389

(1)	The plans are the Company’s Equity Incentive Plan (“EIP”); 2004 Stock Option, Restricted and Non-Restricted Stock Plan (“2004 Option Plan”); and 2009 Employee Stock Purchase Plan (“2009 ESPP”).

(2)
Includes securities to be issued upon the exercise of stock options issued under the EIP and the 2004 Option Plan, and, to the extent settled in common stock, upon the exercise of stock appreciation rights (“SARs”) issued under the EIP (such SARs may be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion), in each case outstanding as of December 31, 2010. Excludes 50,000 SARs issued and includes 123,600 SAR’s forfeited/cancelled after December 31, 2010. Includes 28,000 options that were forfeited/cancelled after December 31, 2010. Does not include a total of 174,730 Restricted Stock Units (“RSUs”) granted under the EIP as of December 31, 2010 and 10,000 RSUs issued after December 31, 2010, and includes 13,400 RSU’s forfeited/cancelled after December 31, 2010 which are not subject to an exercise price and may also be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion.

(3)
The EIP was approved by the shareholders of the Company at the Annual Meeting of Shareholders on July 10, 2008. On such date, the EIP became effective and the 2004 Option Plan terminated (and no further awards could be made thereunder). A total of 956,389 shares of Common Stock remained available as of December 31, 2010 that may be subject to, delivered in connection with, and/or available for awards under the EIP (which awards may be in the form of stock options, stock appreciation rights, restricted stock, stock units, non-restricted stock, dividend equivalent rights or any combination of the foregoing). Note that in connection with the grant of a stock option or other award (other than a full value award, as defined in the EIP), the number of shares of Common Stock available for issuance under the EIP will be reduced by the number of shares in respect of which such option or other than full-value award is granted or denominated. If full value awards are granted, each full value award will reduce the total number of shares available for issuance under the EIP by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award is granted. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EIP, provided that to the extent any such expired, canceled, forfeited, or otherwise terminated award (or portion thereof) was a full value award, the number of shares of Common Stock that may again be the subject of options or other awards granted under the EIP shall increase by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award was granted. The preceding sentence applies to any awards outstanding on the effective date of the EIP under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares. On July 10, 2008, the shareholders of the Company approved the 2009 ESPP, which became effective as of January 1, 2009. As of such date, an aggregate of 200,000 shares of Common Stock became available for issuance under such plan. At December 31, 2010, 60,947 shares were available for issuance under the 2009 ESPP, after giving effect to the 61,149 shares issued thereunder with respect to the 2010 plan year.

(4)
Includes 20,000 shares issuable under stock options granted to Mr. Bruce G. Crain outside of the 2004 Option Plan (due to grant limitations therein) in accordance with the terms of his employment agreement, as amended (the “Crain Employment Agreement”), as material inducement to Mr. Crain becoming President and Chief Executive Officer of the Company. These options (the “Crain Options”) have an exercise price of $16.05 per share, vest ratably over a five-year period commencing on December 4, 2008, and are generally exercisable until December 4, 2017. If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of the Crain Option will be cancelled, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability (as defined in the Crain Agreement), the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term. In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the Crain Option will become immediately vested. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of the Crain Option that remains unvested shall become vested and exercisable on the date of such Change in Control, and any unexercised portion of the Crain Option shall remain exercisable for the shorter of one year following the date of the Change of Control and the remainder of their term.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item 13 under Items 404 and 407(a) of Regulation S-K of the Exchange Act appears under the captions “TRANSACTIONS WITH RELATED PERSONS”, “CORPORATE GOVERNANCE — I. INDEPENDENCE DETERMINATIONS” of the 2011 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 appears under the captions “Independent Registered Public Accounting Firm”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees”, and “Audit Committee Pre-Approval Policies and Procedures” of the 2011 Proxy Statement, which are each incorporated herein by reference thereto.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Report.
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2010, 2009, and 2008

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.
3.	Exhibits:

(Listed by numbers corresponding to Item 602 of Regulation S-K)

2.1
Asset Purchase Agreement by and among RBSACQ, Inc., and Sassy, Inc., and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.2
Membership Interest Purchase Agreement among Kids Line, LLC; Kid Brands, Inc.; and the various sellers party hereto dated as of December 15, 2005. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)

2.3
Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc.; LaJobi Industries, Inc.; and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.4
Stock Purchase Agreement, dated as of April 1, 2008, among I&J HoldCo., Inc., and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.5
Purchase Agreement, dated December 23, 2008, among Kid Brands, Inc., and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(4)

3.1	(a) Restated Certificate of Incorporation of the Company and amendment thereto.(5)
(b) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987. (5)
(c) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009. (5)
3.2	Second and Amended and Restated By-Laws of the Registrant. (7)
4.1
Form of Common Stock Certificate. (5) Stock certificates bearing the name “Kid Brands, Inc.” will not affect the validity or transferability of currently outstanding stock certificates bearing the name “Russ Berrie and Company, Inc.”, and shareholders with such certificates need not surrender for exchange any such certificates. The rights of shareholders holding certificated shares bearing the name “Russ Berrie and Company, Inc.” and the number of shares represented by those certificates remain unchanged.

4.2
Amended and Restated Credit Agreement, dated as of April 2, 2008, among Kid Brands, Inc.; Kids Line, LLC; Sassy, Inc.; I&J HoldCo, Inc.; LaJobi, Inc.; CoCaLo, Inc. (via a Joinder Agreement); the financial institutions party thereto or their assignees (the “Lenders”); LaSalle Bank National Association, as Administrative Agent for the Lenders and as Fronting Bank; Sovereign Bank as Syndication Agent; Wachovia Bank, N.A. as Documentation Agent; and Banc of America Securities LLC as Lead Arranger.(9)

4.3
Amended and Restated Guaranty and Collateral Agreement, dated as of April 2, 2008, entered into among Kids Line, LLC; Sassy, Inc.; I&J HoldCo, Inc.; LaJobi, Inc.; and CoCaLo, Inc. (via a Joinder Agreement ) in favor of LaSalle Bank National Association, as Administrative Agent.(9)

4.4
First Amendment to Credit Agreement, dated as of August 13, 2008, among Kids Line, LLC; Sassy Inc.; LaJobi, Inc.; I&J HoldCo, Inc.; CoCaLo, Inc.; Kid Brands, Inc.; the lenders party thereto and LaSalle Bank National Association.(10)

4.5
Second Amendment to Amended and Restated Credit Agreement, dated as of March 20, 2009, among Kid Brands, Inc.; Kids Line, LLC; Sassy, Inc.; I&J HoldCo, Inc.; LaJobi, Inc.; and CoCaLo, Inc.; the financial institutions party thereto or their assignees (the “Lenders”); and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders. (11)

4.6
First Amendment to Amended and Restated Pledge Agreement and Amended and Restated Guaranty and Collateral Agreement, dated as of March 20, 2009, among Kid Brands, Inc., and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent. (11)

4.7	Joinder Agreement, dated as of March 20, 2009, by Kid Brands, Inc., in favor of Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent. (11)
4.8	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signature pages thereto. (16)

4.9
Third Amendment and Waiver to Credit Agreement, dated as of March 30, 2011, among Kid Brands, Inc.; Kids Line, LLC; Sassy, Inc.; I&J HoldCo, Inc.; LaJobi, Inc.; and CoCaLo, Inc.; the financial institutions party thereto or their assignees (the “Lenders”); and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders.

10.1	Lease Agreement, dated April 1, 1981, between Tri-State Realty and Investment Company and Kid Brands, Inc. (12)
10.2	Lease, dated December 28, 1983, between Russell Berrie and Kid Brands, Inc. (12)
10.3	Kid Brands, Inc., 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(13)
10.4	Kid Brands, Inc. 2004 Employee Stock Purchase Plan*(13)
10.5	Amendment to and extension of lease agreement dated May 7, 2003, by and between Kid Brands, Inc., and Tri-State Realty and Investment Company.(14)
10.6	Second Amendment to lease dated November 18, 2003, by and between Kid Brands, Inc., and Estate of Russell Berrie. (14)
10.7	Amendment to Kid Brands, Inc., Change in Control Severance Plan*(14)
10.8
Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code. (17)

10.9	Amended and Restated Trademark Purchase Agreement dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (17)
10.10	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)
10.11	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)
10.12	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-restricted Stock Plan*(18)
10.13	Incentive Compensation Program adopted on March 11, 2005*(19)
10.14	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Kid Brands, Inc., and Mr. Anthony Cappiello*(20)
10.15	Employment Agreement dated September 26, 2005, between Kid Brands, Inc., and Marc S. Goldfarb*(21)
10.16	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006*(22)
10.17	Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(23)
10.18	Employment Agreement dated as of December 4, 2007, between the Company and Bruce G. Crain*(24)
10.19	Bruce G. Crain Incentive Compensation Letter*(10)
10.20	Stockholders Agreement dated as of December 23, 2008, among Kid Brands, Inc.; The Russ Companies, Inc.; and Encore Investors II, Inc.(4)
10.21	License Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (4)
10.22	Licensor Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC; Wells Fargo Bank; National Association; and the Russ Companies, Inc.(4)
10.23	Transition Services Agreement dated as of December 23, 2008, between Kid Brands, Inc., and The Russ Companies, Inc. (4)
10.24	Secured Promissory Note dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc., for the benefit of Kid Brands, Inc.(4)
10.25	Guaranty dated as of December 23, 2008, among The Encore Group, Inc.; the other guarantors specified therein; and Kid Brands, Inc. (4)
10.26	Subordinated Security Agreement dated as of December 23, 2008, among The Russ Companies, Inc.; The Encore Group, Inc.; the other parties specified therein; and Kid Brands, Inc.(4)
10.27	Inter-Creditor Agreement dated as of December 23, 2008, between Kid Brands, Inc., and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc.(4)
10.28	Amended and Restated Change in Control Severance Plan*(4)
10.29	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(8)
10.30	Equity Incentive Plan*(25)
10.31	2009 Employee Stock Purchase Plan*(25)
10.32	Employment Agreement dated as of April 2, 2008, between LaJobi, Inc., and Lawrence Bivona*(8)
10.33	Employment Agreement dated as of April 2, 2008, between CoCaLo, Inc., and Renee Pepys Lowe*(8)
10.34	Employment Agreement dated as of June 25, 2008, between Sassy, Inc., and Fritz Hirsch*(8)
10.35	Letter dated as of April 22, 2009, between the Compensation Committee of the Board of Directors and Mr. Benaroya*(26)
10.36	Form of Equity Incentive Plan Stock Option Agreement*(6)

10.37	Form of Equity Incentive Plan Restricted Stock Agreement*(6)
10.38	Form of Equity Incentive Plan Stock Appreciation Right Agreement*(6)
10.39	Form of Equity Incentive Plan Restricted Stock Unit Agreement*(6)
10.40	Employment Agreement dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin* (15)
10.41	Employment Agreement dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.* (15)
10.42	Sublease, effective as of September 30, 2010, between The Capital Group Companies, Inc. and Kids Line, LLC
10.43	Landlord Consent to Kids Line Sublease, effective as of September 30, 2010
10.44	Irrevocable Standby Letter of Credit from Bank of America, dated October 26, 2010
21.1	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	represent management contracts or compensatory plans or arrangements

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2004

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007

(4)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008

(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008

(9)	Incorporated by reference to Current Report on Form 8-K filed on April 8, 2008

(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(11)	Incorporated by reference to Current Report on Form 8-K filed on March 23, 2009

(12)	Incorporated by reference to Registration Statement No. 2-88797 on Form S-1 filed on February 2, 1984

(13)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003

(15)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009

(16)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(20)	Incorporated by reference to Current Report on Form 8-K filed on August 2, 2005

(21)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2005

(22)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005

(23)	Incorporated by reference to Current Report on Form 8-K filed on July 17, 2007

(24)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2007

(25)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008

(26)	Incorporated by reference to the Annual Report on Form 10K/A for the year ended December 31, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC.
(Registrant)

March 31, 2011

	By:	/s/ GUY A. PAGLINCO Guy A. Paglinco
Vice President — Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRUCE G. CRAIN Bruce G. Crain, Chief Executive Officer and Director	March 31, 2011 Date
(Principle Executive Officer)

/s/ RAPHAEL BENAROYA Raphael Benaroya, Chairman and Director	March 31, 2011 Date

/s/ MARIO CIAMPI Mario Ciampi, Director	March 31, 2011 Date

/s/ FREDERICK J. HOROWITZ Frederick J. Horowitz, Director	March 31, 2011 Date

/s/ HUGH ROVIT Hugh Rovit, Director	March 31, 2011 Date

/s/ SALVATORE SALIBELLO Salvatore Salibello, Director	March 31, 2011 Date

/s/ MICHAEL ZIMMERMAN Michael Zimmerman, Director	March 31, 2011 Date

Exhibit Index

Exhibit
Numbers

4.9
Third Amendment and Waiver to Credit Agreement, dated as of March 30, 2011, among Kid Brands, Inc.; Kids Line, LLC; Sassy, Inc.; I&J Holdco, Inc.; Lajobi, Inc.; and Cocalo, Inc.; the financial institutions party thereto or their assignees (the “Lenders”); and Bank of America, N.A., successor by merger to Lasalle Bank National Association, as Administrative Agent for the Lenders.

10.42	Sublease, effective as of September 30, 2010, between The Capital Group Companies, Inc. and Kids Line, LLC.

10.43	Landlord Consent to Kids Line Sublease, effective as of September 30, 2010

10.44	Irrevocable Standby Letter of Credit from Bank of America, dated October 26, 2010

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

KID BRANDS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at				Balance
	Beginning	Charged to		Sale of Gift	at End
Description	of Period	Expenses	Deductions	Business (a)	of Period
Allowance for accounts receivable:
Year ended December 31, 2008	$4,730	$16,238	$14,639	$2,044	$4,285
Year ended December 31, 2009	4,285	31,121	28,305	—	7,101
Year ended December 31, 2010	7,101	35,921	36,088	—	6,934

Allowance for inventory:
Year ended December 31, 2008	$6,310	$1,933	$20	$5,739	$2,484
Year ended December 31, 2009	2,484	1,209	1,770	—	1,923
Year ended December 31, 2010	1,923	504	838	—	1,589

a)	Reflects the sale of the Gift Business.