Form 10-K/A
period 2010-12-31
KID BRANDS, INC
filed 2011-05-02
CIK 739878

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
The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 30, 2011, was as follows:

Class	Number of Shares

Common Stock, $0.10 stated value	21,650,245
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
In its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”), Kid Brands, Inc. (the “Company”), provided certain of the information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely: (i) to timely provide such Part III information; (ii) to amend and restate the “Equity Compensation Plan Information” in Item 12 of the Original Filing to correct inadvertent errors in the footnotes to the chart presented therein; (iii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”; and (iv) to disclose that the Company has been informed by the Internal Revenue Service that its consolidated federal income tax return for 2009 will be audited. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the cover page, Part III and Part IV of the Original Filing have been amended and restated in their entirety. Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2010 and does not reflect any subsequent information or events.
As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of the Original Filing.
DIRECTORS
As of August 9, 2006, investment entities and accounts managed and advised by Prentice Capital Management, L.P. (“Prentice”) purchased 4,399,733 shares of the Common Stock of the Company from The Russell Berrie Foundation (the “Foundation”), pursuant to a share purchase agreement with the Foundation. Also as of August 9, 2006, D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”) purchased 4,399,733 shares of Common Stock from the Foundation pursuant to a share purchase agreement with the Foundation. The Company was not a party to either share purchase agreement nor did it receive any of the proceeds from such purchases.
In connection with such purchases, as of August 10, 2006, the Company entered into an Investors’ Rights Agreement (as amended, the “IRA”), with Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, S.A.C. Capital Associates, LLC, PEC I, LLC, Prentice Special Opportunities Master, L.P. and Prentice Special Opportunities, LP (collectively, the “Prentice Buyers”) and Laminar. Pursuant to the IRA, and subject to the limitations set forth therein, the Company has generally agreed, among other things, to nominate for election with respect to all stockholders meetings or consents concerning the election of members of the Board of Directors of the Company (the “Board”), two persons designated by Prentice (“Prentice Directors”), and until June 15, 2010, two persons designated by Laminar (“Laminar Directors”), subject to decrease and specified independence requirements in addition to those specified by the New York Stock Exchange (“NYSE”), which independence requirements have been waived, all as set forth in the IRA.
As of April 13, 2010, all the shares of Common Stock of the Company owned by the Prentice Buyers other than S.A.C. Capital Associates, LLC were transferred to Prentice Consumer Partners, LP, an affiliate of Prentice and the Prentice Buyers. As a result, Prentice Consumer Partners, LP is bound by, and has become a party to, the IRA.
As of June 15, 2010, Laminar sold all 4,399,733 shares of the Company’s Common Stock, pursuant to the provisions of an Underwriting Agreement, dated as of June 10, 2010, among Laminar, the Company, and Roth Capital Management LLC. As a result, pursuant to the terms of the IRA, as of June 15, 2010, Laminar was no longer entitled to designate any nominees to the Board. As a result of the foregoing, on June 22, 2010, Mr. John Schaefer, the then sole Laminar Director (Ms. Lauren Krueger, the other Laminar Director, who resigned from the Board effective March 30, 2010, had not been replaced), informed the Company of his decision to withdraw as a nominee for director at the 2010 Annual Meeting of Shareholders, and ceased to be a member of the Board as of the date of such annual meeting.
In accordance with the provisions of the Company’s Second Amended and Restated Bylaws, the Board adopted a resolution on June 22, 2010 to set the number of directors of the Company’s Board at seven (previously, the number of directors was set by Board resolution at eight).
Messrs. Zimmerman and Ciampi are the current Prentice Directors.

The information set forth below concerning the current members of the Board has been furnished by them to the Company. Age and other information is as of April 25, 2011.

			Principal Occupation; Other Public
Name	Age	Director Since	Directorships*

Raphael Benaroya (4)	63	1993	Mr. Benaroya currently serves as the Chairman of our Board and of our Executive Committee. Mr. Benaroya is also Managing Director of Biltmore Capital, a privately-held financial company which invests in secured debt. Prior thereto, Mr. Benaroya was Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., a Nasdaq-listed company, which operated a chain of retail specialty stores, from 1989 until its sale in October 2007 to Redcats USA, a division of PPR, a French public company, and continued as President and Chief Executive Officer thereafter until March 2008. Mr. Benaroya also serves on the board of directors of Aveta Health Care, a privately-held healthcare management company. From April through October 2009, Mr. Benaroya had been retained to perform an expanded role as Chairman of the Board. From April 2008 until March 2010, Mr. Benaroya had been a consultant for D. E. Shaw & Co., L.P. (“DES”), which is an affiliate and investment advisor of Laminar, a private investment fund, relating to certain of Laminar’s portfolio companies.

Mario Ciampi (1)(2)	50	2007	Mr. Ciampi is currently (and has been since 2007) a partner of Prentice (7), a New York-based private investment firm, and he served as a consultant to Prentice from 2006 to 2007. From October 2004 to May 2006, he served as President of Disney Store — North America, a division of The Children’s Place Retail Stores, Inc., a specialty retailer of children’s merchandise. From 1996 to September 2004, he served in various capacities for The Children’s Place, most recently as Senior Vice President — Operations. Mr. Ciampi was elected to the Board of the Company at the 2007 Annual Meeting of Shareholders. Mr. Ciampi has also been a member of the Board of Directors of Bluefly, Inc., an Internet retailer of discounted designer apparel and accessories, and home products and accessories, since 2008, and of Delia’s, Inc., a retailer of apparel for young girls, since March 2011.

			Principal Occupation; Other Public
Name	Age	Director Since	Directorships*

Bruce G. Crain (4)	50	2007	As of December 4, 2007, Mr. Crain became President and Chief Executive Officer of the Company. Also as of such date, pursuant to his employment agreement with the Company, Mr. Crain was duly elected to the Board (5). Since March 2007 until his appointment as President and CEO, Mr. Crain had provided consulting services to the Company, DES and Prentice. Previously, Mr. Crain served in various executive capacities for Blyth, Inc., a NYSE-listed multi-channel designer and marketer of home decor and gift products, from 1997 to September 2006, including Senior Vice President (Corporate) from 2002 to 2006, a member of the Chairman’s Office Executive Committee from 2004 to 2006, Group President of the worldwide Wholesale Group segment from 2004 to 2006, President of the Home Fragrance Group from 2002 to 2004 and President of the European Affiliate Group from 1999 to 2001.

Frederick J. Horowitz (1)(3)(6)	47	2006	Since 2001, Mr. Horowitz has been the Chairman and CEO of A.P. Deauville, a manufacturer and distributor of personal care products, primarily in the value and mass markets. Mr. Horowitz was elected to the Board of the Company on June 29, 2006. Mr. Horowitz is also a managing partner in American Brand Holdings, LLC, which is the owner of the “Hang Ten” brands, which is exclusively licensed to Kohl’s Corporation, an operator of family-oriented department stores.

Hugh R. Rovit(2)(3)	50	2010	Mr. Rovit has served as the Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products, since 2006. From 2001 through 2005, he was a principal at Masson & Company, a turnaround management firm. Previously, Mr. Rovit held the positions of: Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001; and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit served as Chairman of the Board of Atkins Nutritionals Inc., a weight-control nutritional products and services company, after its emergence from bankruptcy in January 2006 until September 2007. Mr. Rovit currently serves on the Board of Directors of Spectrum Brands Holdings, Inc., a global consumer products company. Mr. Rovit was elected to the Board of the Company at the 2010 Annual Meeting of Shareholders.

			Principal Occupation; Other Public
Name	Age	Director Since	Directorships*

Salvatore M. Salibello (2)(3)(4)	65	2006	Mr. Salibello founded Salibello & Broder LLP, a certified public accounting firm, in 1978, and is currently the firm’s managing partner. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Salibello currently sits on the Board of Directors of three closed-end mutual funds (Gabelli Dividend and Income Trust Fund, Gabelli Global Utility and Income Trust Fund, and Gabelli Global Gold Natural Resources + Income Trust Fund). Mr. Salibello was elected to the Board of the Company on June 29, 2006.

Michael Zimmerman (4)	41	2006	Mr. Zimmerman founded Prentice (7) in May 2005 and has been its Chief Executive Officer since its inception. Prior thereto, he managed investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based investment fund, from 2000-2005. Mr. Zimmerman currently serves on the Board of Directors of Delia’s, Inc., a retailer of apparel for young girls, and he served as a director of The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items, from March 2006 through May 2010. Mr. Zimmerman was elected to the Board of the Company on October 5, 2006.

*	The directorships listed with respect to Mr. Benaroya (other than with United Retail) are with privately-held companies.

(1)	Member of Compensation Committee of the Board.

(2)	Member of Nominating/Governance Committee of the Board.

(3)	Member of Audit Committee of the Board.

(4)	Member of the Executive Committee of the Board. Mr. Crain is an ex officio member of this committee. Mr. Benaroya is an observer of the Compensation Committee, but is not a member thereof.

(5)	In accordance with the employment agreement between the Company and Mr. Crain, Mr. Crain may terminate his employment with the Company for “good reason” for any failure to nominate him as a member of the Board during his employment under such agreement.

(6)	In March 2002, Mr. Horowitz settled an administrative proceeding brought by the SEC regarding financial reporting at USA Detergents, Inc. during 1996 and 1997. Mr. Horowitz was an Executive Vice President, Chief Administrative Officer and a member of the Board of Directors of USA Detergents until he resigned in September 1997. In the settlement, Mr. Horowitz did not admit or deny the SEC’s allegations and consented to the entry of a cease and desist order requiring him not to cause any violation of Section 13(a) of the Securities Exchange Act of 1934. Mr. Horowitz has advised the Company that he had no responsibility for accounting or financial reporting matters at USA Detergents and that he agreed to the settlement in order to avoid protracted litigation with the SEC.

(7)	See “Security Ownership of Certain Beneficial Owners” table herein.
Board Qualifications
Subject to the current rights of Prentice to designate two nominees to the Board, the Board seeks directors who represent a mix of backgrounds and experience that will enhance the quality of the Board’s deliberations and decisions. In addition, Board members should display the personal attributes necessary to be an effective director, including integrity, sound judgment, analytical skills, the ability to operate collaboratively, and commitment to the Company and its shareholders. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business. Our Board members represent a desirable mix of backgrounds, skills and experiences, and they all share the personal attributes of effective directors described above. Below are some of the specific experiences and skills of our directors that led the Board to conclude, in light of our business and structure, that such individuals should serve as members of the Board.
Raphael Benaroya
Mr. Benaroya, as a director of the Company since 1993, has a unique and extensive knowledge of the Company’s business. In addition, through Mr. Benaroya’s long-standing tenure as Chairman of the Board, President and CEO of United Retail Group, Inc., a Nasdaq-listed company which operated a chain of retail specialty stores, as well as his prior experience as Executive Vice President of the Izod LaCoste division of General Mills, Executive Vice President of Jordache Enterprises, Inc., and President of several operating divisions of The Limited, he provides valuable business, leadership and management insights into driving the strategic direction for the Company, as well as a critical perspective with respect to the retail industry. Through Mr. Benaroya’s unique career path, he has attained significant international, wholesale, technology, marketing, product development, sourcing, logistics, licensing and financial/M&A expertise, all of particular value to the Board.
Mario Ciampi
Mr. Ciampi is a Prentice designee to our Board. His experience as a former President of Disney Store — North America, and his previous roles, including Senior Vice President — Operations, for The Children’s Place (an NYSE-listed company), each specialty retailers of children’s merchandise, result in a strong record of operational and strategy leadership in an industry complementary to ours, as well as extensive mergers and acquisitions and restructuring experience, all valued attributes for our Board. Mr. Ciampi, through his board membership of Bluefly, Inc. and Delia’s, Inc., also brings public board and corporate governance experience to the Company.

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
Frederick Horowitz
Mr. Horowitz, as the Chairman and CEO of A.P. Deauville, a manufacturer and distributor of personal care products, primarily in the value and mass markets, and managing partner of American Brand Holdings, LLC, an owner of consumer brands, brings to our Board his knowledge of managing complex operations, strategic planning and building a strong consumer brands focus. He is also the Chairman and CEO of Sumner Capital, LLC, and a founding investor in NetGrocer and joined management of NetGrocer in 1998 as President and CEO. Prior to NetGrocer, Mr. Horowitz was a co-founder of USA Detergents, Inc., a manufacturer and marketer of quality value brand laundry and household cleaning products which he built from startup in 1991 until its sale to Church and Dwight (NYSE: CD) in 2000. He has over twenty-five years of active entrepreneurial experience, combined with understanding of branding, licensing, logistics, and retail sales channels.
Hugh R. Rovit
Mr. Rovit’s experience as the current Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products, and his previous roles as Chief Financial Officer for Best Manufacturing and Royce Hosiery Mills, each of which is involved in manufacturing textiles, result in a strong record of operational and strategy leadership in industries complementary to ours, which are valued attributes for our Board. Mr. Rovit also brings expertise in managing banking relationships and structuring credit facilities. Mr. Rovit, through his board membership of Spectrum Brands, Inc., also brings public board and corporate governance experience to the Company.
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
Michael Zimmerman
Mr. Zimmerman is a Prentice designee to our Board. Mr. Zimmerman, as a founder and CEO of Prentice since May 2005, and as a manager of investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based investment fund, from 2000-2005, brings a high level of both financial expertise and industry experience to our Board, and enables him to bring valuable insights to the Board’s deliberations. Mr. Zimmerman also has public company and corporate governance experience as a director of Delia’s Inc. and The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items.

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
Based solely on its review of the copies of such Section 16(a) forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2010, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with on a timely basis except for the following: (i) David C. Sabin, the President of Kids Line LLC and CoCaLo, Inc., filed a late Form 3 on April 16, 2010 (with respect to his appointment as an executive officer of the Company effective January 1, 2010); and (ii) Richard F. Schaub, Jr., the President of LaJobi, Inc. and Sassy Inc., filed a late Form 3 on April 16, 2010 (with respect to his appointment as an executive officer of the Company effective February 17, 2010), and a late Form 4 on April 16, 2010 with respect to the grant of 10,000 restricted stock units and 30,000 stock appreciation rights pursuant to the Company’s Equity Incentive Plan on February 24, 2010.
Audit Committee
The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Messrs. Salibello (Chair), Horowitz and Rovit.
Audit Committee Financial Expert
The Board has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the NYSE.
Code of Ethics for Senior Financial Officers
The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer and controller (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.kidbrandsinc.com, by clicking onto the words “Investor Relations” on the main menu, then clicking onto the words “Corporate Governance” on the next screen and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at One Meadowlands Plaza, 8th Floor, East Rutherford, New Jersey 07073, Attention: Secretary. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the SEC, on our website (www.kidbrandsinc.com) within four business days of the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
ANALYSIS OF RISK IN OUR COMPENSATION STRUCTURE
As part of its responsibilities to annually review all incentive compensation and equity-based plans, and evaluate whether the compensation arrangements of the Company’s employees incentivize unnecessary and excessive risk-taking, the Compensation Committee evaluated the risk profile of our compensation policies and practices for 2010, and concluded that they do not motivate imprudent risk taking. In its evaluation, the Committee reviewed our employee compensation structures, and noted numerous design elements that manage and mitigate risk without diminishing the incentive nature of the compensation, including: (i) a balanced mix between cash and equity, and annual and longer-term incentives; (ii) a compensation mix that recognizes that while long-term success is critical, annual business and individual performance and adequate fixed compensation are also essential, (iii) caps on incentive awards at reasonable levels (as determined by a review of our economic position and prospects); (iv) linear payouts between target levels with respect to annual incentive awards; (v) discretion on individual awards; (vi) a portfolio of long-term incentives that have a retentive element and typically vest over a three to five year period, and (vii) the existence of claw-back policies for payments made using materially inaccurate financial results. The Committee also reviewed our compensation programs for certain design features that may have the potential to encourage excessive risk-taking, including: over-weighting towards annual incentives, highly leveraged payout curves, unreasonable thresholds, and steep payout cliffs at certain performance levels that may encourage short-term business decisions to meet payout thresholds. The Committee concluded that our compensation programs do not include such elements. In addition, the Committee analyzed our overall enterprise risks and how compensation programs may impact individual behavior in a manner that could exacerbate these enterprise risks. For this purpose, the Committee considered the Company’s growth and return performance, volatility and leverage. In light of these analyses, the Committee concluded that it has a balanced pay and performance program that does not encourage excessive risk-taking that is reasonably likely to have a material adverse effect on the Company. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the long term.
COMPENSATION DISCUSSION AND ANALYSIS
The “Committee” as used in this section refers to the Compensation Committee of the Board. “Named executive officers” or “NEOs” refer to the individuals set forth in the Summary Compensation table below, and the “CEO” refers to Bruce G. Crain, our President and Chief Executive Officer. This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ from the current or planned programs summarized in this discussion.

KEY DECISIONS IN 2010
In its analysis of our annual incentive compensation program for 2010, the Committee considered that, although there had been some improvement in the economic climate, many parts of the global economy and consumers who are the end-users of our products continued to be challenged. Unemployment in our core North American market remained high and consumers continued to be focused on value and cautious about spending, impacting our business. In light of the foregoing and in order to emphasize our pay for performance philosophy, the Committee determined to maintain the following elements of our 2010 executive incentive compensation program:
•	the requirement for higher minimum corporate performance to trigger entitlement to an award initiated in 2009 (from 80% of a specified target to generally 90%);
•	the shifting of a greater portion of potential awards towards corporate performance (a 75%/25% split between corporate and individual goals, as opposed to 50%/50% prior to 2009); and
•	the provision requiring that no incentive compensation based on individual performance would be paid unless specified levels of corporate performance were achieved (50% of the award based on individual goals was forfeited prior to 2009).
COMPENSATION PHILOSOPHY AND OVERVIEW
We feel that the overall compensation levels of our executives (including our NEOs) should be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, however, we believe that compensation should be set at responsible levels, reflecting our continued focus on improving sales and margins, controlling costs and creating value for our shareholders. At the core of our compensation philosophy is our belief that compensation should be linked to performance. We believe that offering a competitive total compensation package to executives that incorporates a reward-for-performance philosophy helps achieve these objectives. As a result, a significant portion of the compensation of our executive officers is based upon achievement of corporate objectives and individual performance goals. We also believe that total compensation and accountability should generally increase with position and responsibility. Consistent with this view, opportunities under our incentive compensation program typically represent an increasing portion of total compensation as position and responsibility increase, as individuals with greater responsibility have greater ability to influence the Company’s achievement of targeted results and strategic initiatives. Similarly, equity-based awards generally represent a higher portion of total compensation for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation. The Committee feels that it maintains a balanced compensation program that does not encourage excessive risk-taking. See “ANALYSIS OF RISK IN OUR COMPENSATION STRUCTURE” above.
ELEMENTS OF 2010 EXECUTIVE COMPENSATION
The material elements of our 2010 executive compensation program were: (i) base salary; (ii) annual cash incentive compensation; and (iii) equity awards.
Although we fine-tune our compensation programs as conditions change, we believe it is important to maintain consistency in our compensation philosophy and approach. We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price, particularly in periods of economic stress. However, the Committee believes that it may be appropriate for certain components of compensation to decline during periods of economic stress. Calendar year 2010 was a challenging year for many parts of the global economy and for the consumers who comprise the end-users of our products. Unemployment in our core North American market remained high and consumers continued to be focused on value and cautious about spending, impacting our business. Although we have seen some improvement in the economic climate, and we believe that we performed well during 2010, significant uncertainty remains as to how quickly and to what extent conditions will improve further. As a result, as noted above, with respect to our executive incentive compensation program for 2010, we maintained: (i) the higher minimum corporate performance needed to trigger entitlement to any award initiated in 2009 (from 80% of a specified target to generally 90%); (ii) the shifting of a greater portion of potential awards towards corporate performance (a 75%/25% split between corporate and individual goals, as opposed to 50%/50% prior to 2009); and (iii) the provision in such program requiring that all incentive compensation based on individual goals would be forfeited unless specified levels of corporate performance were achieved (50% was subject to forfeiture prior to 2009).

With respect to 2011, no material changes were made to the Company’s overall compensation philosophy or structure.
WHY WE CHOOSE TO PAY EACH ELEMENT
We provide cash compensation in the form of base salary and annual incentive compensation. The objective of base salary is to provide current compensation that reflects job responsibilities, value to the Company and individual performance, while maintaining market competitiveness.
The objective of cash incentive compensation is to assure that a significant portion of total compensation is based on a reward of superior performance with respect to specific objectives, initiatives and strategic goals. The opportunity for a more significant award increases when both the Company or a specific operating group and the executive achieve high levels of performance. Commencing in 2005, we initiated our Incentive Compensation Program (the “IC Program”). The IC Program in 2010 provided designated employees of the Company and its subsidiaries with an opportunity to earn substantial cash remuneration beyond their base salary based on: (i) the attainment of specified operating objectives by the Company (or specified divisions thereof); and (ii) fulfillment of specified individual goals and objectives established for specified participants. The objectives of the IC Program are to, among other things: (1) more closely align participants’ interests with those of shareholders; (2) reward participants for contributing to the short and long-term growth of the business; (3) provide participants with a more meaningful role in the attainment of maximum compensation levels; (4) provide a competitive platform for compensation vis-à-vis the marketplace; and (5) serve as a recruitment and retention tool. Incentive compensation awards under the IC Program are based on specified percentages of base salary. The determination of such percentages is discussed below, and with respect to our named executive officers in 2010, ranged from a maximum potential payment of approximately 75% to 130% of base salary in the event that the maximum targets and the highest level of individual objectives and initiatives were achieved. See “Operation of the 2010 IC Program” below for a detailed discussion of potential and actual cash incentive compensation awarded to the NEOs in 2010.
Equity awards are used to provide our executives with upside opportunity with the improvement of the Company’s stock price and to provide incentives for retention, as such awards vest over time. We feel that stock option and stock appreciation right (“SAR”) awards align the interests of our executives with those of our shareholders, support the Company’s pay-for-performance philosophy (e.g., all the value received by the recipient from a stock option or SAR is based on the growth of the stock price above the exercise price, and correspondingly, the recipient is both incentivized to perform in a manner designed to increase shareholder value and exposed to the risk of the effect of negative performance on the Company’s stock price), foster employee stock ownership, and focus the management team on increasing value for the shareholders. In addition, because executive decisions regarding such matters as product development, marketing, sales, and the like, can affect the Company’s performance over several years, the Committee believes it is important to structure equity-based awards so that executives will focus on the long-term consequences of their decisions. As a result, a substantial portion of most equity awards takes the form of stock options or SARs. In addition, stock options and SARs help to provide a balance to the Company’s overall compensation program, as the IC Program focuses on the achievement of annual performance targets, objectives and initiatives, whereas the vesting period of stock options and SARs generally encourages executive retention and creates incentive for increases in shareholder value over a longer term. We also use restricted stock or restricted stock unit (“RSU”) awards to help align the interests of executives with those of the stockholders, foster employee stock ownership, contribute to the focus of the management team on increasing value for the stockholders, and encourage executive retention (through a multi-year vesting period). Restricted stock or RSU awards typically also result in less share dilution than a comparable amount (in terms of value) of options or SARs.

HOW WE CHOOSE AMOUNTS FOR EACH ELEMENT OF OUR COMPENSATION PROGRAM
We structure the size of the various elements awarded to all of our executives (including the NEOs) by balancing the interests of shareholders with the competitive need to provide an attractive overall compensation program. Although we do not have an exact formula for allocating among the different elements of our executive compensation program, including the division between cash and non-cash compensation and short and long-term incentives, we do ensure that a significant percentage of any executive’s aggregate compensation package (including that of the NEOs) is contingent upon either Company or operating group results as well as individual behavior, as is more fully described below.
We believe that the various components of our compensation package together provide a strong link between compensation and performance on both the individual and Company level. We do not believe that compensation should be based on the short-term performance of our stock, whether favorable or unfavorable, because we feel that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives. Similarly, as we constantly strive for improved Company performance, amounts realizable from compensation awarded or earned in the past are treated as one factor of many considered in setting other elements of compensation. In general, when we do not achieve targeted performance levels and/or our stock does not appreciate over time, compensation that can be realized by our executives is substantially reduced. When we exceed targeted performance levels and/or our stock price appreciates over time, compensation that can be realized by our executives is substantially increased. We believe that this is the most effective means of aligning executive incentives with our shareholders’ interests.
The particular amount of each element of our executives’ compensation (including that of the NEOs) for a particular year is determined by or with the approval of the Committee, which uses the following “considerations”, among others, in making such determinations: (i) the performance of the Company or the relevant operational group; (ii) the results of an annual executive assessment for each executive for the previous year; (iii) the anticipated difficulty of achieving stated goals and objectives in the coming year; (iv) the value of each executive’s unique skills and capabilities to support long-term performance of the Company; (v) the contribution of each executive as a member of the executive management team; (vi) the scope and relative complexity of the individual’s responsibilities; (vii) competitive market and industry information, including periodic reports on performance versus a peer group of companies; (viii) the recommendations of our compensation consultant, if any; (ix) the contributions of such executive beyond his or her immediate area of responsibility; (x) compensation at former employers, in the case of new hires; and (xi) internal pay equity. Certain of these considerations are given greater weight depending on the element of compensation under consideration, as is discussed with respect to each element below.
The Committee engaged James F. Reda and Associates, LLC (“REDA”) in 2010 to review and compile certain publicly-available information with respect to the compensation of executives. Specifically, REDA was instructed to prepare an analysis of the cash compensation, short-term and long-term incentive compensation of executives at peer companies. The peer companies used in this analysis were as follows: American Biltrite Inc., Bassett Furniture Industries, Crown Crafts Inc., Chromcraft Revington Inc., Dixie Group Inc., Ethan Allen Interiors Inc., Flexsteel Industries Inc., Hooker Furniture Corp., Leapfrog Enterprises Inc., Lifetime Brands Inc., Optimal Group Inc., RC2 Corp., Stanley Furniture Company Inc., and Summer Infant Inc. These particular companies were chosen because they were in similar or related businesses and were similar in size to us at the time of REDA’s engagement. At the direction of the Committee, REDA also reviewed briefing materials prepared by management and advised the Committee on matters included in the materials, including the consistency of proposals with its compensation philosophy and comparisons to programs at the companies discussed above and comparisons to other broad-based market surveys. The Committee took REDA’s recommendations into consideration when setting executive compensation for 2010, although REDA’s recommendations constituted only one of the many factors considered by the Committee in its overall determination (discussed in the CD&A below). In general, the Committee does not attempt to maintain specific target percentiles with respect to a specific list of benchmark companies, but instead periodically uses analyses of peer group companies to determine whether the Company’s compensation programs are generally competitive with that of others in similar industries. See “BENCHMARKING” below. The Committee also engaged REDA in 2010 to provide information with respect to the status of the EI Plan (in terms of burn rate and overhang — i.e., measures of the potential dilutive effect of annual and future equity grants). REDA serves at the discretion of the Committee. Other than as described above, REDA provided no other services in 2010.
In addition to the foregoing, in making decisions with respect to any element of an executive’s compensation, the Committee considers the total compensation that may be awarded to such individual. The goal of the Committee is to set aggregate compensation levels that are reasonable, when all elements of potential compensation are considered. To aid in this analysis, the Committee uses various tally sheets for each executive officer detailing such officer’s base salary, annual cash incentive award opportunity and payout, equity-based compensation, perquisites and other benefits. The tally sheets also show holdings of the Company’s Common Stock by such executive, as well as amounts payable upon termination of employment under various circumstances. The 2010 tally sheet amounts differ from the amounts set forth in the Summary Compensation Table because, among other things: (i) base salary reflects current amounts, whereas the Summary Compensation Table reflects the base salary amount during the entire year (base salaries may have increased during the year); and (ii) annual incentive cash compensation amounts include potential awards, while the Summary Compensation Table reflects the actual amount earned in 2010. The Committee uses these tally sheets to estimate the total annual compensation of our executives, to review how a change in the amount of each compensation component affects each NEO’s total compensation, and to provide perspective on payouts under a range of termination scenarios.
As a general matter, if the Committee determines that the wealth accumulation of a particular executive and/or the potential payout resulting from the termination of his or her employment is excessive and/or unjustified, unless limited by contract, the Committee may use its discretion to adjust one or more elements of compensation for such executive. The Committee did not determine that any downward adjustments were required with respect to any NEO compensation packages or elements for 2010 as a result of wealth accumulation.
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

Based on the Summary Compensation Table below, 2010 compensation for the NEOs was allocated as follows:

Base Salary	62.7%

Short-Term Incentives:	0.5%

Long-Term Incentives*	32.8%

Other**	4.0%

*	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to issuances of equity awards to the individuals in the table during 2010. These amounts may not correspond to the actual value that will be realized by the NEOs.

**	Primarily reflects the benefits included within the “All Other Compensation” column of the Summary Compensation Table for all NEOs during 2010.
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
ROLE OF MANAGEMENT
Senior management plays an important role in our executive compensation decision-making process, due to their direct involvement in and knowledge of the business goals, strategies, experiences and performance of the Company and its various operational units. With respect to our IC Program (which is described in detail below), the Committee engages in active discussions with the CEO concerning: (i) who should participate in the program and at what levels; (ii) which performance metrics should be used in connection with different operational groups; and (iii) the determination of performance targets, as well as individual goals and initiatives for the coming year, where applicable, and whether and to what extent criteria for the previous year have been achieved. The CEO is advised by the other senior executives of the Company in recommending and determining the achievement of individual goals and initiatives for those executives that do not report directly to him. With respect to equity grants, the CEO makes recommendations to the Committee as to appropriate grant levels for executives. In making these recommendations, the CEO is advised by the other senior executives with respect to those executives that do not report directly to him. The Committee reviews the appropriateness of the recommendations of the CEO with respect to the foregoing and accepts or adjusts such recommendations in light of the “considerations” applicable to the relevant element of compensation (discussed with respect to each element below). In addition, the senior executives of the Company are involved in the compensation-setting process through: (i) their evaluation of employee performance used in connection with the annual executive assessments; and (ii) their recommendations to the CEO and/or Committee with respect to base salary adjustments. Senior executives also prepare meeting information for the Committee upon request.

ANALYSIS OF DECISIONS WITH RESPECT TO OUR 2010 COMPENSATION PROGRAM
For 2010, the Committee made compensation decisions that were intended to: (i) support continued motivation and retention of executives; (ii) recognize some improvement in the operating environment and strong 2010 performance while considering continued economic uncertainty; and (iii) drive improved performance in 2010 and beyond, all as described below.
Base Salaries
A minimum base salary for Messrs. Crain, Bivona (whose employment terminated as of March 14, 2011) and Sabin was determined by each of their respective employment agreements. See the section captioned “Employment Agreements and Arrangements” following the Summary Compensation Table for a description of the material terms and conditions with respect to such employment agreements. The Committee annually reviews and approves base salary adjustments for the named executive officers as part of the annual executive assessments, and at the time of any promotion or other change in responsibilities. In this context, the Committee does not rely on predetermined formulas or a limited set of criteria, however, the following “considerations” factor most heavily in the determination of base salary adjustments: (i) the results of the executive assessment for such executive for the previous year; (ii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iii) competitive market and industry information, including a review of national and regional compensation surveys with respect to base salary increases for the year; (iv) the nature and responsibility of the executive’s position; (v) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent and services; (vi) the recommendations of our compensation consultant, if any, (vii) general economic conditions; and (viii) the consumer price index increase for the applicable geographic region for the applicable year. With respect to 2010, in recognition of the lack of increases in 2009 and improved operating results, base salaries were increased an average of 2.5%, which generally reflected a 20% discount to average increases provided to other executives, based on a composite of various broad-based market surveys. See the “Summary Compensation Table” below for base salaries of our named executive officers during 2010. With respect to 2011, base salaries of employees (including NEOs) were increased an average of 2.5%, which generally reflected a 10% — 20% discount to average increases provided to other executives, based on a composite of various broad-based market surveys.
2010 Cash Incentive Compensation
The IC Program was in effect for 2010 and will be in effect for 2011. All named executive officers participate in the IC Program.
Operation of the 2010 IC Program
(a) General
Subject to certain specified exclusions set forth in the IC Program, participants consist of senior employees who work in specified operational groups of either the Company or its subsidiaries selected on an annual basis by the CEO in his sole discretion in consultation with the heads of business units and certain senior executives of his choice, in each case as approved by the Committee. Participants generally have the rank of vice president (or its functional equivalent at certain subsidiaries) or above, but titles are not determinative. The operational groups in 2010 consisted of: (i) Corporate participants; (ii) Sassy participants; (iii) Kids Line participants; (iv) LaJobi participants; and (v) CoCaLo participants.

Participants are eligible to participate in the IC Program at specified levels (expressed as a percentage of annual base salary). The percentage for each participant (such participant’s “Applicable Percentage”) was recommended for 2010 by Mr. Crain and approved by the Committee (in certain cases, including Messrs. Crain, Sabin and Bivona, the Applicable Percentage was determined pursuant to the relevant individual’s employment agreement). We believe the levels chosen are appropriate to ensure that executives earn incentive compensation only if specified corporate objectives, as well as individual performance goals, are achieved.
Towards that end, the Applicable Percentages of all participants in the IC Program in 2010 range from 15% to 75% of base salary. Unless a specified percentage is set forth in an employment agreement, approval of a participant’s Applicable Percentage is based primarily on the following “considerations”: (i) the results of the annual executive assessment for such executive for the previous year; (ii) the anticipated difficulty of achieving stated goals and objectives in the coming year; (iii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iv) the contribution of such executive as a member of the executive management team; (v) the contributions of such executive beyond his immediate area of responsibility; and (vi) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent. NEOs, as a result of their higher responsibility levels and greater ability to impact Company performance, generally have Applicable Percentages in excess of those of less senior executives. During 2010, the Applicable Percentage and participant group for each named executive officer was as set forth in the table in paragraph (b) below.
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
With respect to the 2010 IC Program, potential incentive compensation for most participants (and all NEOs) was comprised of two separate components: a corporate performance component and an individual goals and objectives component. Basing a portion of awards on individual goals and objectives allows the Committee to play a more proactive role in identifying performance objectives beyond purely financial measures, including, for example, exceptional performance of an individual’s functional responsibilities as well as leadership, innovations, creativity, collaboration, growth initiatives and other activities that are critical to driving long-term value for shareholders. Each component may entitle a participant to earn a specified percentage of the IC Factor, as described below.
(b) Establishing Corporate Objectives and Calculating the Corporate Component
Corporate objectives for each operational group consist of three separate levels of achievement (“Targets”) with respect to one or several specified measures of operating performance each year, such as operating income, Adjusted EBITDA, etc. (the “Chosen Metric”). Both the Chosen Metric and the Targets required are recommended by the CEO on an annual basis and approved by the Committee. The Chosen Metric for all participant groups during 2010 (and until such time as it is changed) was Adjusted EBITDA (either consolidated or that of a specified operating group, as applicable), which is defined for this purpose as net income before net interest expense, provision for income taxes, depreciation, amortization and other non-cash, special or non-recurring charges (as determined by the Committee). The Committee believes Adjusted EBITDA to be an appropriate metric by which to measure performance because it is a measure of cash flow that provides the flexibility needed to adjust for special circumstances that affect the Company from time to time and therefore provides an opportunity to measure performance from different periods in a more consistent manner. For 2010, the Committee made no adjustments for unusual events in its determination of Adjusted EBITDA for any participant in the IC Program (however, the Committee did use its discretion to award two non-NEO participants in the IC Program the IC Award to which such individuals would have otherwise been entitled had the applicable Target been met). There is no requirement that the Targets be based on or refer to budgeted levels of operating performance, or to any other plan or projection with respect to the Company’s business, although the Targets are typically based on budgets for the relevant year. Targets are calculated to include a reserve to fund IC Program payments. We have not disclosed target levels for the corporate component of the IC Program because we believe such disclosure will cause competitive harm to the Company with regard to various short-term business strategies and goals. The Targets for 2010 were set at amounts that exceeded 2009 results. The Targets are based on consolidated Company Adjusted EBITDA for Corporate participants. Targets for the corporate component for Sassy, Kids Line, LaJobi and CoCaLo participants are based on their respective Adjusted EBITDAs.
For most participants (and all NEOs) during 2010, 75% of such participant’s IC Factor was designated the “Part A Amount”. The Targets consisted of the following: (i) a specified minimum level of achievement in the Chosen Metric (the “Minimum Target”) required to earn an amount equal to 20% of a participant’s Part A Amount; (ii) a specified level of achievement in the Chosen Metric in excess of the Minimum Target (the “Target”) required to earn an amount equal to 100% of a participant’s Part A Amount; and (iii) a specified level of achievement in the Chosen Metric in excess of the Target (the “Maximum Target”) required to earn an amount equal to 150% of a Participant’s Part A Amount (other than for Mr. Crain, where achievement of the Maximum Target would entitle him to an amount equal to 65% of his annual base salary, or 173.3% of his Part A Amount). In general, the Minimum Target rewards achievement of a significant percentage of budgeted performance targets (90% of Target in 2010, except for Sassy participants, where 85% of Target was required). Achievement of the Target generally represents a slight “stretch”, representing how the Company would perform if it achieved budgeted amounts, recognizing that the budgets are generally set at slightly optimistic levels, whereas the Maximum Target is designed to be a true “stretch” goal for the Company or the relevant operational group (120% of Target for all Corporate, Sassy and Kids Line participants, 115% of Target for LaJobi participants and 125% for CoCaLo participants in 2010). From 2005 (the first year that the IC Program was in effect) through 2010, with respect to the corporate objectives, current participant groups achieved performance as follows (where “X” signifies that the Minimum Target was not reached; and a designation of “Min. Target”, “Target” or “Max. Target” signifies that that such respective Target level was either reached or exceeded:

Participant Group	2005	2006	2007	2008	2009	2010
Corporate	N/A	Target	Min. Target	X	Target	X*
Sassy	X	X	X	X	X	Min. Target
Kids Line	Target	Target	Target	X	Target	X
LaJobi	N/A	N/A	N/A	Target	Target	X*
CoCaLo	N/A	N/A	N/A	X	Target	Min. Target

*	Excluding a $6.9 million accrual recorded in the fourth quarter and full year ended December 31, 2010 for anticipated anti-dumping duties and related interest expense anticipated to be owed by LaJobi (the “Customs Charge”), the Corporate and LaJobi participant groups would have achieved the Minimum Target.
The Maximum Target was not achieved by any participant group in any year. Generally, the Company seeks to maintain the relative difficulty of achieving the target levels from year to year.

Amounts earned for achievement of results between (i) the Minimum Target and the Target and (ii) the Target and the Maximum Target, are in each case determined by a straight-line interpolation. No amounts are paid for achievement of results in excess of the Maximum Target. No amounts are paid for achievement of results below the Minimum Target. The Chosen Metric may change from year to year, different measurements may be used for different operating groups within the same year, and the Targets are expected to change each year. In determining whether any of the Targets were achieved for the year, the Committee may exercise its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events reported in the Company’s public filings that it believes were not driven by the current performance or that otherwise had a distorting positive or negative impact relative to the performance of our executives. As noted above, for 2010, the Committee’s determination of Adjusted EBITDA with respect to Corporate and LaJobi participants included the impact of the Customs Charge and, as a result, NEOs who are Corporate and LaJobi participants received no IC Bonus for 2010. To the extent appropriate, the CEO or a participant’s direct supervisor, as applicable, may also consider the nature and impact of unusual or extraordinary events in the context of ascertaining whether and to what extent the individual goals and objectives discussed below have been achieved. No such discretion was applied with respect to the NEOs in 2010.
The following table sets forth information with respect to potential and actual awards under the corporate performance component of the IC Program for the named executive officers during 2010:

			Potential
			Award for	Potential	Potential
	Participant	Applicable	Min.	Award for	Award for Max.	Amount	% of Base
NEO	Group	%	Target	Target	Target	Awarded	Salary
Bruce G. Crain	Corporate	75%	$63,422	$317,109	$549,656	$0	0%
Guy Paglinco	Corporate	45%	$17,888	$89,438	$134,156	$0	0%
Marc S. Goldfarb	Corporate	50%	$24,991	$124,953	$187,429	$0	0%
Lawrence Bivona	LaJobi	50%	$24,375	$121,875	$182,813	$0	0%
David C. Sabin	Kids Line	50%	$35,625	$178,125	$267,188	$0	0%
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
Each participant’s individual goals and objectives are evaluated by the participant’s direct supervisor, who recommends in his/her sole discretion whether and to what extent such goals and objectives have been achieved and what, if any, percentage of the Part B Amount (25% of the IC Factor) has been earned, as approved by the Committee. Subject to the forfeiture provision discussed below, each participant could have earned between 0% and 150% of such participant’s Part B Amount (or 125% of the Part B Amount with respect to Sassy participants and 173.3% of the Part B Amount in the case of Mr. Crain), with respect to this component. Not all goals and objectives are given equal weight in such determination. The individual goals and objectives are intended to be difficult to achieve, representing exemplary performance in areas within and outside of each participant’s daily activities. The particular payout level awarded, if any, in each case depends on the assessment of the applicable supervisor and the Committee as to the degree of achievement attained and performance beyond specified goals, and will account for the difficulty of the particular goal, the scope of responsibility of the applicable individual and the complexity of the required tasks. Mr. Crain’s individual goals and objectives are discussed under “2010 Incentive Compensation for Mr. Crain” below.

Amounts between 100% and 150% of the Part B Amount (125% for Sassy participants, and 173.3% in the case of Mr. Crain) are reserved for superior performance, or for exemplary performance on special initiatives beyond the participant’s daily responsibilities; provided, however, that: (i) eligibility for any potential earnings under this component for all participants will be forfeited if 80% of the Target for the corporate component of the relevant participant group is not achieved; and (ii) for performance of between 80% and 90% of Target for the corporate component of the relevant participant group, participants will be entitled to earn up to a maximum of 25% of the Part B Amount. This provision was added because, although the Company rewards superior individual behavior apart from corporate performance, it was deemed inappropriate to award individuals the maximum potential payout under this component of the IC Program in the event that a minimum level of corporate performance for the year was not achieved. This forfeiture provision was triggered during 2010 with respect to all NEOs other than Mr. Sabin, as Kids Line achieved performance of between 80% and 90% of Target under the corporate component for Kids Line participants. As a result, Mr. Sabin was entitled to earn (and was determined by the Committee to have earned), 25% of his Part B Amount.
The following table sets forth information with respect to potential and actual awards under the individual goals and objectives portion of the IC Program for NEOs participating in the IC Program:

	Max. Amt.	% of Part B	Amount
NEO	Obtainable	Amount Earned	Awarded	% of Base Salary
Bruce Crain (1)	$183,219	0%	$0	0%
Guy Paglinco (1)	$44,719	0%	$0	0%
Marc Goldfarb (1)	$62,476	0%	$0	0%
Lawrence Bivona (1)	$60,938	0%	$0	0%
David C. Sabin (2)	$89,063	25%	$15,000	3.2%

(1)	As a result of the forfeiture provision of the IC Program discussed above, none of Messrs. Crain, Paglinco, Goldfarb or Bivona was entitled to, nor did any such individual receive, any payment under the individual goals and objectives component and, as a result, the Committee did not ascertain what percentage of such component had been otherwise achieved by the relevant individuals.

(2)	As Kids Line achieved between 80% and 90% of Target with respect to the corporate component of the IC Program, Mr. Sabin was entitled to a maximum of 25% of his Part B Amount. Mr. Sabin’s performance was evaluated against approximately six personal goals relating to new category, customer and channel development, as well as achievement of additional synergies between Kids Line and CoCaLo. After taking into account his performance over the range of applicable categories, which the Committee determined that he had largely achieved, the Committee determined to award Mr. Sabin the maximum amount for which he was entitled under this component of the IC Program after application of the forfeiture provision described above.
See the Summary Compensation Table for total amounts of incentive compensation earned by the named executive officers under the IC Program and otherwise during 2010.
2010 Incentive Compensation for Mr. Crain
In accordance with the employment agreement between Mr. Crain and the Company, Mr. Crain is eligible for an annual cash incentive compensation opportunity in an amount not less than 75% of his base salary at target and 130% at maximum. Mr. Crain’s performance goals in respect of such incentive compensation opportunity, which are established by the Committee annually in consultation with Mr. Crain, will not be established at levels that are more difficult to achieve than for other bonus participants who have identical performance measures.

For 2010, the Compensation Committee determined that 75% of Mr. Crain’s incentive compensation opportunity would be based upon achievement by the Company of specified consolidated Adjusted EBITDA levels equivalent to those pertaining to Corporate participants under the IC Program, and 25% would be based on achievement in five distinct categories of personal goals.
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
With respect to Mr. Crain’s personal goals, five different categories were applicable for 2010 as follows: (i) strategic organic growth; (ii) operational efficiencies and business practice enhancements; (iii) management development and reporting; (iv) financing and investor relations; and (v) strategic alternatives, which would entitle Mr. Crain to receive from 0% to 32.5% of his annual base salary at the maximum level of achievement in each of the five categories (or up to 173.3% of his Part B Amount). Amounts between 100% and 173.3% of the Part B Amount are reserved for superior performance, or for exemplary performance on special initiatives beyond his daily responsibilities. Not all goals and objectives are given equal weight. The individual goals and objectives are intended to be difficult to achieve, representing exemplary performance in each of the areas identified. The particular payout level awarded, if any, in each case will depend on the assessment of the Committee as to the degree of achievement attained, and will account for the difficulty of the particular goal, the scope of responsibility of the applicable individual and the complexity of the required tasks. As Corporate Participants did not achieve 80% of the Target under the corporate component of the IC Program, Mr. Crain was not entitled to any award under this component of his incentive compensation program for 2010, and as a result, the Committee did not ascertain what percentage of such component had been otherwise achieved by Mr. Crain.
Potential amounts payable to Mr. Crain with respect to his incentive compensation program for 2010 were as follows:

				Amount	% of Base
	Minimum ($)	Target ($)	Maximum ($)	Awarded ($)	Salary
EBITDA	63,422	317,109	549,656	$0	0%
Individual Goals	0	105,703	183,219	$0	0%
Equity Awards
The specific amount of an equity grant to an executive depends on the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the individual’s historic and recent performance, the value of equity awards in relation to other elements of total compensation, as well as the performance of the Company or the relevant operational group. Other than the Severance Policy and the 401k plans maintained by the Company and each of its subsidiaries (each discussed below), we do not currently maintain any supplemental retirement plans for executives or other executive programs that reward tenure (however, we may consider the implementation of such plans in the future if deemed appropriate). We consider that equity awards and the resulting stock ownership are our method of providing for a substantial part of an executive’s retirement and wealth creation. Since equity awards are our primary contribution to an executive’s potential long-term wealth creation, we determine the size of the grants with that consideration in mind. We intend that our executives will share in the creation of value in the Company but will not have substantial guaranteed benefits at termination if value has not been created for stockholders.

As a result of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers and key employees, the Committee now utilizes forms of equity awards in addition to stock options and restricted stock. In granting equity awards, the Committee typically determines a dollar value of equity awards to grant to each recipient. For executives, this dollar value is translated into a number of stock options or SARs based on a Black-Scholes analysis and/or restricted stock or RSUs based on the fair market value of the Company’s common stock on the date of grant. In March of 2010, the NEOs other than Mr. Sabin (who had received an equity award in December of 2009 in connection with the commencement of his employment) received a grant of SARs and RSUs. The Company granted SARs because such instruments provide greater flexibility to the Company than options, as SARs may be settled in cash, stock or a combination of both. The Committee felt that the amounts of SARs awarded represented a significant and appropriate level of long-term compensation for 2010 in light of the other elements of the 2010 executive compensation program. The specific percentages utilized were determined using a combination of factors, including the scope of each individual’s responsibilities and performance throughout the year. The Company elected to include RSUs as a portion of these grants (approximately 25%) because RSUs create less dilution to shareholders (fewer RSUs as compared to stock options or SARs need to be granted to achieve a specified value), retain their incentive characteristics regardless of movements in the price of the stock and are increasingly becoming a standard part of comprehensive equity awards at other companies with whom the Company may compete for talented executives. Such awards also provide flexibility similar to SARs.
See the “2010 Outstanding Awards at Fiscal Year End” table and accompanying footnotes below for a description of the material terms and amounts of outstanding equity held as of December 31, 2010 by the named executive officers.
OTHER ELEMENTS OF COMPENSATION AND RELATED BENEFITS
Perquisites
We limit the perquisites that we make available to our executive officers. Executives are entitled to few benefits that are not otherwise available to all of our employees. The perquisites provided to the CEO and the other NEOs in 2010 are described in footnote (5) to the Summary Compensation Chart below. The Company and its subsidiaries currently maintain separate health insurance plans, which are the same for all employees within a particular company.
40l(k) Plan
The Company and each of its subsidiaries offer eligible employees the opportunity to participate in a retirement plan (the “401(k) Plans”) that is based on employees’ pretax salary deferrals pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, LaJobi and Sassy match a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributes 3% of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). See the section captioned “Termination of Employment and Change in Control Arrangements” below for a more detailed description of the 401(k) Plans. See the Summary Compensation Table for amounts contributed to the named executive officers under the 401(k) Plans during 2010. The objective of these programs is to help provide financial security into retirement, and to reward and motivate tenure and recruit and retain talent in a competitive market.

Employee Stock Purchase Plan
Under the Company’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”), eligible employees, including the NEOs, are provided the opportunity to purchase the Company’s common stock at the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. We feel that offering the opportunity to purchase our stock at a discount to our employees (including our executives) encourages the alignment of their interests with those of our stockholders. “Options” are granted to participants as of the first trading day of each calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the plan by authorizing a payroll deduction of up to 10% (in whole percentages) of his or her compensation. No participant shall have the right to purchase Company common stock under this plan that has a fair market value in excess of $25,000 or the right to purchase more than 25,000 shares in any plan year. If an employee does not elect to exercise his or her “option”, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her “option” expires. With respect to the NEOs, Messrs. Crain, Goldfarb and Paglinco participated in the 2009 ESPP for the 2010 plan year.
POST-TERMINATION BENEFITS
Severance Policy
The Company’s severance policy, applicable generally to employees who are domestic vice presidents or above and who are designated as participants in the plan by the Committee (other than Messrs. Crain, Bivona and Sabin in 2010, who are either not participants in this plan or whose participation has been modified pursuant to their respective employment agreements), described in further detail in the section captioned “Termination of Employment and Change in Control Arrangements” below, generally provides that in the event of a termination by the Company without cause, participants will be granted specified severance benefits. In addition, effective March 30, 2007, the severance policy specifies that in the event that the employment of eligible vice presidents is terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated individual will be extended by an additional 4 months up to a maximum severance period of 12 months. This trigger was deemed appropriate to provide a limited degree of income protection to our executives in the event of a termination of employment by the Company other than for cause. We feel that the amounts provided pursuant to this plan are appropriately based on years of service and are reasonable in the context of our total compensation program. See the “Potential Payments Upon Termination or Change in Control” table and subsequent narrative below for a description of the potential amounts payable pursuant to this plan as of the end of 2010 to participating named executive officers under specified assumptions.

CEO COMPENSATION
Mr. Crain
In determining the various components of Mr. Crain’s compensation package at the time of the commencement of his employment, the Committee reviewed a variety of factors it deemed appropriate, including, but not limited to, Mr. Crain’s prior responsibilities and experience, most current compensation, scope of the position, the then-current operational position of the Company, the recommendations of REDA as well as the Company’s then-current challenges and future plans. As a result of this analysis and negotiations between Mr. Crain and the Company, as of December 4, 2007, the Company entered into an employment agreement with Mr. Crain as President and Chief Executive Officer of the Company, at an annual base salary of $550,000 (which salary can be increased but cannot be decreased during the term of his agreement). Mr. Crain’s current base salary is $563,750. See “Internal Pay Equity” below.
In addition, pursuant to his employment agreement, and as further inducement to his joining the Company, the Company made specified equity grants to Mr. Crain, and agreed to provide Mr. Crain with specified incentive compensation opportunities and perquisites. See the section captioned “Employment Agreements and Arrangements” for a description of the material provisions of Mr. Crain’s employment agreement, as amended, including incentive compensation, equity grants, perquisites and post-termination benefits. See the Summary Compensation Table for a description of the elements of Mr. Crain’s compensation during 2010.
OTHER COMPENSATION POLICIES AND CONSIDERATIONS
Periodic Review
We periodically review each element of our compensation program described above to ensure that each such element continues to meet our stated objectives.
Internal Pay Equity
We believe that internal equity is one factor of many to be considered in establishing compensation for our executives. We have not established a policy regarding the ratio of total compensation of the CEO to that of the other executive officers, but do review compensation levels to ensure that appropriate equity exists. The difference between the Chief Executive Officer’s compensation and that of the other named executive officers reflects the difference in their relative responsibilities. The CEO’s responsibilities for management and oversight of all functions of an enterprise are significantly higher than those of other executive officers. As a result, the market pay level for our CEO is substantially higher than the market pay for most other officer positions. We intend to continue to review internal compensation equity and may consider the adoption of a formal policy in the future if we deem such a policy to be appropriate.
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
TAX CONSIDERATIONS
Section 162(m) of the U.S. Internal Revenue Code of 1986 generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the CEO or other specified officers. Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m). Although the Company considers the impact of this rule when developing and implementing its executive compensation programs, tax deductibility is not a primary objective of our compensation programs. In our view and the view of the Committee, meeting the compensation objectives set forth above is more important than the benefit of being able to deduct the compensation for tax purposes. Accordingly, the Company has not adopted a policy that all compensation must qualify as deductible under Section 162(m).
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
FINANCIAL RESTATEMENT
To the extent permitted by governing law, the Committee has the sole and absolute authority to make retroactive adjustments to any cash or equity based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable and appropriate, the Company will seek to recover any amount determined to have been inappropriately received by the individual executive. In addition, this policy may be expanded once the SEC issues rules in this area, as it has been directed by The Dodd-Frank Wall Street Reform and Consumer Protection Act.
HEDGING
We consider hedging an inappropriate trading practice. Our Insider Trading Policy prohibits our directors, officers or employees from investing in derivatives of our securities, including trading in puts, calls and options, without the prior approval of our Board.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on such review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in its Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company.
Kid Brands, Inc. Compensation Committee
Frederick Horowitz and Mario Ciampi

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2010, the following were members of the Compensation Committee: Messrs. Horowitz and Ciampi and Ms. Krueger (until March 30, 2010). Mr. Benaroya is an observer of such committee, but is not a member thereof. Mr. Ciampi, a Prentice Director, is a partner of Prentice, and a manager and member of an affiliate of Prentice. Ms. Krueger, an executive officer of an affiliate of Laminar (until March 31, 2010), was a Laminar Director until March 30, 2010. None of the foregoing individuals is or ever has been an officer or employee of the Company or any of its subsidiaries, and no “compensation committee interlocks” existed during 2010.
Summary Compensation Table
The following table sets forth compensation for the years shown awarded to, earned by, paid to or accrued for the benefit of the principal executive officer of the Company, the principal financial officer of the Company, and the three most highly compensated executive officers of the Company during 2010 other than the foregoing, who were in each case serving as executive officers on December 31, 2010 (collectively, the “named executive officers”, or the “NEOs”).

				Stock	Option	Non-Equity
Name and Principal		Salary	Bonus	Awards	Awards	Incentive Plan	All Other
Position	Year	($)(1)	($)	($)(2)	($)(3)	Comp. ($)(4)	Comp. ($)(5)	Total ($)
Bruce G. Crain	2010	563,750	n/a	181,080	346,080	n/a	28,056	1,118,966
President and CEO	2009	550,000	n/a	n/a	135,000	427,536	26,422	1,138,958
	2008	550,000	n/a	n/a	574,000	100,000	24,502	1,248,502

Guy A. Paglinco (A)(B)	2010	265,000	n/a	50,300	94,080	n/a	17,339	426,719
VP and CFO	2009	231,214	n/a	26,700	34,800	122,214	17,039	431,967

Marc S. Goldfarb	2010	333,207	n/a	60,360	117,600	n/a	21,061	532,228
SVP and General	2009	325,080	n/a	n/a	45,000	167,051	21,047	558,178
Counsel	2008	325,080	n/a	n/a	n/a	170,000	24,073	519,153

Lawrence Bivona	2010	325,000	n/a	60,360	117,600	n/a	16,663	519,623
President — LaJobi (B)	2009	300,000	n/a	n/a	67,500	160,000	17,285	544,785

David C. Sabin	2010	475,000	n/a	n/a	n/a	15,000	41,471	531,471
President — Kids Line and CoCaLo (B)

(A)	As of January 30, 2009, Guy A. Paglinco, Vice President and Chief Accounting Officer of the Company, assumed the additional role of interim Chief Financial Officer. Effective August 14, 2009, he was promoted to Vice President and Chief Financial Officer of the Company. In connection therewith, his annual base salary was increased from $214,000 to $265,000, his Applicable Percentage under the Company’s IC Program was increased from 35% to 45%, and he was issued 10,000 stock appreciation rights and 5,000 restricted stock units under the Company’s Equity Incentive Plan.

(B)	Compensation for Mr. Paglinco and Mr. Bivona is provided for 2010 and 2009 only, and for Mr. Sabin for 2010 only, as none of them was a named executive officer prior thereto. Mr. Bivona’s last day of employment with the Company was March 14, 2011.

(1)	Messrs. Crain, Paglinco and Goldfarb each participated in the 2009 ESPP during 2010 and 2009, and Messrs. Crain and Goldfarb each participated in the 2004 ESPP (a predecessor to the 2009 ESPP) during 2008. In connection therewith, for each of 2010 and 2009, each of Messrs. Crain, Paglinco and Goldfarb, and for 2008, each of Messrs. Crain and Goldfarb authorized payroll deductions equal to an aggregate of $21,250, and purchased 5,339, 7,203 and 8,432 shares of Common Stock pursuant thereto, respectively, as of December 31st of each of 2010, 2009 and 2008, respectively. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2009 ESPP (which is substantially similar to the 2004 ESPP). See footnote (3) to the “2010 Grants of Plan Based Awards” table below for disclosure with respect to issuances of Common Stock to NEOs under the 2009 ESPP in 2010.

(2)	Reflects the aggregate grant date fair value of awards for the years shown, computed in accordance with FASB ASC Topic 718, with respect to issuances of restricted stock and/or RSUs to the individuals in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2010 can be found in the Original Filing, in footnote 15 to the Notes to Consolidated Financial Statements. Assumptions used in determining the grant date fair values for 2009 can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”), in footnote 16 to the Notes to Consolidated Financial Statements. Further information regarding 2010 awards is included in the “2010 Grants of Plan-Based Awards” table below.

(3)	Reflects the aggregate grant date fair value of awards for the years shown, computed in accordance with FASB ASC Topic 718, with respect to issuances of options and/or SARs to the individuals in the table. Award values for 2008 were recalculated from amounts shown in prior proxy statements to reflect their grant date fair values, as required by current SEC rules. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2010 can be found in the Original Filing, in footnote 15 to the Notes to Consolidated Financial Statements. Assumptions used in determining the grant date fair values for 2009 can be found in the 2009 10-K, in footnote 16 to the Notes to Consolidated Financial Statements. Assumptions used in determining the grant date fair values for 2008 can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”), in footnote 17 to the Notes to Consolidated Financial Statements. Further information regarding 2010 awards is included in the “2010 Grants of Plan-Based Awards” table below.

(4)	With respect to 2010 and 2009, represents amounts earned under the IC Program for such years, respectively.

For Mr. Crain in 2008, in lieu of a cash payment of $100,000 awarded to him under the individual goals and objective portion of his incentive compensation arrangements for 2008, Mr. Crain was issued 114,943 fully vested SARs (with an exercise price of $1.36 per SAR), which were issued to him on March 27, 2009.

With respect to Mr. Goldfarb in 2008, includes $140,000 awarded to him under a transaction bonus plan based on his substantial efforts in achieving the Company’s goals with respect to the sale of the Company’s gift segment, as well as amounts earned under the IC Program.

(5)	The perquisites and other personal benefits included within the “All Other Compensation” for each named executive officer are as follows:

			Annual		Income
			Premium		Recognized
			for Long-	Annual	from
			Term	Premium	Provision of	Extra
		Annual	Disability	for Life	Group Term	Week	Contributions
		Car	Insurance	Insurance	Life Insurance	Vacation	to 401(k)	Other	Total
Name	Year	Allowance(a)	($)(b)	($)(b)	($)(c)	($)(d)	Plans ($)(e)	($)(f)	($)
Bruce G. Crain	2010	n/a	5,425	642	925	10,841	7,350	2,873	28,056
	2009	n/a	5,322	611	902	10,577	7,350	1,660	26,422
	2008	n/a	3,911	1,000	21	10,577	6,900	2,093	24,502

Guy A. Paglinco	2010	9,600	n/a	n/a	389	n/a	7,350	n/a	17,339
	2009	9,300	n/a	n/a	389	n/a	7,350	n/a	17,039

Marc S. Goldfarb	2010	13,200	n/a	n/a	511	n/a	7,350	n/a	21,061
	2009	13,200	n/a	n/a	497	n/a	7,350	n/a	21,047
	2008	13,200	n/a	n/a	21	6,252	4,600	n/a	24,073

Lawrence Bivona	2010	12,000	30	18	n/a	n/a	4,615	n/a	16,663
	2009	12,000	29	18	n/a	n/a	5,238	n/a	17,285

David C. Sabin	2010	7,308	n/a	n/a	419	18,269	7,350	8,125	41,471

(a)	During a portion of 2010, Mr. Sabin received the benefit of the use of an automobile that had been previously leased by Kids Line (the lease expired during 2010, and no other automobile benefits are provided to Mr. Sabin.

(b)	Represents the cost of life insurance coverage provided to Mr. Crain and Mr. Bivona pursuant to their respective employment agreements, as well as the cost of long-term disability insurance for Messrs. Crain and Bivona pursuant to their respective employment agreements.

(c)	Such group term life insurance coverage is generally provided to all employees. Amounts represent the portion of the premium paid for amounts in excess of the limits for tax purposes.

(d)	Each corporate NEO is entitled to three weeks of paid vacation (as compared to Company policy based on tenure), which in 2010 reflects an extra week for Mr. Crain and an extra two weeks for Mr. Sabin, in 2009 reflects an extra week for Mr. Crain, and in 2008 represents an extra week for Messrs. Crain and Goldfarb; Mr. Bivona received vacation allowances consistent with the policies at LaJobi for all periods presented.

(e)	Amounts represent the relevant employer’s match to contributions under the 401(k) Plans on the same basis as provided to all employees. Does not include investment gains or losses under the 401(k) Plans. Because the contributions to the 40l(k) Plans are not fixed, and because it is impossible to calculate future income, it is not currently possible to calculate an individual participant’s retirement benefits.

(f)	With respect to Mr. Crain, reflects reimbursement for tax preparation services in each year and for a physical examination in 2010, all in accordance with the terms of his employment agreement. With respect to Mr. Sabin for 2010, consists of a two-month housing reimbursement ($2,197), moving expenses ($5,328) and airfare reimbursement for four weekends ($600) in connection with his relocation to Los Angeles, all in accordance with the terms of his employment agreement.

2010 Grants of Plan-Based Awards
The following table provides information with respect to non-equity incentive plan awards to the NEOs in 2010 as well as equity awards made to the NEOs in 2010.

										All Other
									All Other	Option
									Stock	Awards:	Exercise or	Grant Date
									Awards:	Number of	Base Price	Fair Value
			Estimated Possible(1) Payouts Under			Estimated Future Payouts Under			Number of	Securities	of Option/	of Stock
			Non-equity Incentive Plan Awards			Equity Incentive Plan Awards			Shares of	Underlying	SAR	and Option
			Threshold	Target	Max	Threshold	Target	Max	Stock or	Options/	Awards	Awards
Name	Plan	Grant Date	($)(2)	($)(2)	($)(2)	(#)	(#)	(#)	Units (#)	SARs (#)	($/Sh)(5)	($)(6)

Bruce Crain(3)	IC Program	—	63,422	422,813	732,875
	EI Plan	3/08/2010							36,000			181,080
	EI Plan	3/08/2010								103,000	5.03	346,080

Guy Paglinco(3)	IC Program	—	17,888	119,250	178,875
	EI Plan	3/08/2010							10,000			50,300
	EI Plan	3/08/2010								28,000	5.03	94,080

Marc Goldfarb(3)	IC Program	—	24,991	166,604	249,905
	EI Plan	3/08/2010							12,000			60,360
	EI Plan	3/08/2010								35,000	5.03	117,600

Lawrence Bivona(4)	IC Program	—	24,375	162,500	243,750
	EI Plan	3/08/2010							12,000			60,360
	EI Plan	3/08/2010								35,000	5.03	117,600

David C. Sabin	IC Program	—	35,625	237,500	356,251
	EI Plan								n/a	n/a	n/a	n/a

(1)	The numbers in the table represent potential payouts under the IC Program for 2010 with respect to all NEOs. Actual amounts earned by each NEO during 2010 are disclosed in the Summary Compensation Table above.

(2)	As is described more fully in the Compensation Discussion and Analysis above, whereas actual threshold, targets and maximums exist for the corporate component of the IC Program for all NEOs, NEOs could have earned between 0% — 150% of their Part B Amount (173.3% in the case of Mr. Crain), in the discretion of the Compensation Committee, with respect to the individual goals and objectives component of the IC Program. For purposes of this table, we have assumed that 20% of the Part A Amount (the threshold amount for such component) and 0% of the Part B Amount was earned in the “Threshold” column (there is no “threshold” concept with respect to individual goals), 100% of each of the Part A Amount and Part B Amount was earned in the “Target” column, and the maximum amount awardable with respect to each of the Part A Amount and the Part B Amount was earned in the “Maximum” column.

(3)	Messrs. Crain, Paglinco and Goldfarb participated in the 2009 ESPP during 2010. In connection therewith, for 2010, each of Messrs. Crain, Paglinco and Goldfarb authorized payroll deductions equal to an aggregate of $21,250, and purchased an aggregate of 5,339 shares of Common Stock pursuant thereto as of December 31, 2010. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2009 ESPP.

(4)	As a result of the termination of Mr. Bivona’s employment with the Company as of March 14, 2011, 16,800 options, 73,000 SARs, 9,600 RSUs, and 2,580 shares of restricted stock were forfeited upon such termination (as they were all unvested), and 11,200 vested but unexercised options and 37,000 vested but unexercised SARs were also forfeited as of such date.

(5)	The exercise price of the stock options and SARs is equal to the closing price of our Common Stock on the NYSE on the date of grant.

(6)	Amounts represent the grant date fair value of: (i) the grant of SARs to each of Messrs. Crain (103,000), Paglinco (28,000), Goldfarb (35,000), and Bivona (35,000) during 2010, (ii) the grant of RSUs to each of Messrs. Crain (36,000), Paglinco (10,000), Goldfarb (12,000) and Bivona (12,000) in 2010, in each case computed in accordance with FASB ASC Topic 718. All grants were made under the EI Plan, and have a ratable vesting period of five years, commencing on March 8, 2011. Assumptions used in determining the grant date fair values can be found in the Original Filing, in footnote 15 to the Notes to Consolidated Financial Statements.
Employment Contracts and Arrangements
Mr. Crain
As of December 4, 2007 (the “Commencement Date”), Mr. Crain entered into an agreement, amended as of August 10, 2009 (the “Crain Agreement”) with the Company, with respect to his employment as President and Chief Executive Officer of the Company, at an annual base salary of $550,000. Mr. Crain’s base salary may not be decreased during the term of his employment with the Company, and is subject to annual increase in the discretion of the Compensation Committee (his base salary for 2010 was $563,750). The Company has also agreed to nominate him as a member of the Board during the term of the Crain Agreement. Commencing in 2008, Mr. Crain became eligible for an annual cash incentive compensation opportunity in an amount not less than 75% of his base salary at target and 130% at maximum. Mr. Crain’s performance goals in respect of such incentive compensation opportunity, which are established by the Compensation Committee annually in consultation with Mr. Crain, may not be established at levels that are more difficult to achieve than for other IC Program participants who have identical performance measures. The Compensation Committee determined that 75% of Mr. Crain’s incentive compensation opportunity for 2010 would be based upon achievement by the Company of the consolidated Adjusted EBITDA Targets applicable to corporate participants under the IC Program, and 25% would be based on achievement in five distinct categories of personal goals. No IC Bonus was awarded to Mr. Crain for 2010 (See CD&A above under the caption “2010 Incentive Compensation for Mr. Crain”).
Also pursuant to the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 85,000 shares of restricted stock under the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”). In addition, on December 5, 2007, Mr. Crain was granted 100,000 stock options pursuant to the 2004 Plan. An additional 20,000 options were granted to Mr. Crain on December 5, 2007 outside of the 2004 Plan (due to grant limitations therein), and an additional 100,000 options were granted to Mr. Crain on January 4, 2008 under the 2004 Plan. Each grant of options and restricted stock described above (collectively, the “Equity Awards”, and as to the options only, the “Options”) were made pursuant to an option agreement or a restricted stock agreement, as applicable, and the vesting provisions and exercisability period of such awards are described in detail on an award-by-award basis in the footnotes to the “2010 Outstanding Awards at Fiscal Year End” table below. The exercise price of the Options is the closing price of the Company’s Common Stock on the NYSE on the date of grant. Future equity grants are at the discretion of the Compensation Committee. See the “2010 Grants of Plan Based Awards” table for a description of equity granted to Mr. Crain in 2010.
Pursuant to the Crain Agreement, Mr. Crain is entitled to participate in the Company’s employee benefit plans and programs applicable to senior executives generally and on a basis no less favorable than those provided to other senior executives. In addition, Mr. Crain is entitled to life insurance coverage equal to 200% of his annual base salary (or the life insurance benefit under the Company’s life insurance program for senior executives if the latter would provide for a higher level of coverage), long-term disability benefits during the period of disability equal to 50% of his base salary (prior to offsets provided in the Company’s long-term disability plan) through the Company’s long-term disability plan and a supplemental disability program (the Company will use commercially reasonable best efforts to arrange for the provision of all or part of the supplemental disability benefit on a non-taxable basis to Mr. Crain), reimbursement for tax preparation and financial planning services not to exceed $5,000 annually, reimbursement for an annual physical examination and director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter in an annual amount equal to at least the greater of $5.0 million or the coverage provided to any other present or former senior executive or director of the Company. Mr. Crain was also entitled to reimbursement for his legal fees in connection with the Crain Agreement and the consulting arrangement he had with the Company prior to execution of the Crain Agreement, up to a maximum of $25,000, and outplacement services in the event of his termination without Cause or termination for Good Reason for a period of six months following such termination in an amount not to exceed $10,000. Mr. Crain is not a participant in the Company’s Severance Policy. Mr. Crain is entitled to three week’s vacation annually (one week more than he would be entitled to based on tenure). See footnote 5 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Crain during 2010.
If the employment of Mr. Crain is terminated by the Company for Cause (defined generally to mean: wrongful refusal, or repeated willful failure, to perform his duties, willful gross neglect, willful gross misconduct or willful fraud with regard to the Company or its assets; or his conviction of, or plea of guilty or nolo contendere to, a felony) or by Mr. Crain without Good Reason (defined generally to mean: (i) removal from his position as CEO or other material diminution of his duties or authority (excluding a sale or change in business strategy); (ii) failure to maintain his salary or bonus opportunity; (iii) failure to make material payments to him when due; (iv) specified relocations; (v) failure to nominate the Executive to be a member of the Board; or (vi) any failure promptly to obtain the assumption of the Crain Agreement by any successor to the Company by way of merger of consolidation), he will be entitled to receive his base salary earned through the date of termination, bonus amounts earned for any prior year and not yet paid, and other amounts and benefits, if any, provided under applicable Company programs and policies (collectively, the “Accrued Benefits”). In addition, the unvested portion of all equity awards will be cancelled or immediately forfeited, as applicable, and any unexercised, vested portion of the Options shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.
If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason (not within the 120 day period prior or subsequent to a Change of Control, defined generally to mean: (A) where any person or group, subject to specified exceptions, becomes the beneficial owner of 25% or more of the voting power of the Company, (B) as a result of specified events, a defined group of directors ceases to be a majority of the Board, (C) consummation of specified business combinations or sales of assets involving the Company, or (D) consummation of specified business combinations or sales or assets that do not constitute a Change in Control, and within a 90-day period thereafter, any two persons or groups, subject to specified exceptions, each become the beneficial owner of more than 20% of the Company’s voting power, or any person or group, subject to specified exceptions, becomes the owner of more than 40% of the Company’s voting power), Mr. Crain will be entitled to receive his base salary earned through the date of termination and for a period of six months thereafter, bonus amounts earned for any prior year and not yet paid, continued life insurance coverage (as set forth in the Crain Agreement) for a period of six months following the date of termination, coverage under the Company’s medical and dental, if any, programs during the twelve-month period following the date of termination, and in the event of termination without Cause only, the pro-rata portion of his bonus for the year in which the date of termination occurs based on actual performance for such year. Also in the event of any such termination, the Equity Awards will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and the Options shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.

If Mr. Crain’s employment is terminated without Cause by the Company or by Mr. Crain with Good Reason, in either case within the 120 day period prior to or the 120 day period following a Change in Control, he will be entitled to receive: (i) his base salary for a period of 21 months after the termination date (instead of 6 months); and (ii) coverage under the Company’s life insurance programs for 12 months following the termination date (instead of 6 months). In addition, bonus calculations with respect to such termination will be applied to the year in which the earlier of the termination date or the Change in Control occurs (the earlier of such dates, the “Trigger Date”), and will be based on actual targets (pro rated through the Trigger Date) and performance achieved through the Trigger Date (provided, if targets have not been set by the Company for the year in which the Trigger Date occurs, such bonus will be based on actual targets and performance achieved for the year prior to the year in which the Trigger Date occurs, and prorated as set forth above as if the Trigger Date occurred in such prior year), in each case with the amount of the bonus prorated for the period of the relevant year through the Trigger Date. Subject to the following paragraph, other benefits to which Mr. Crain is entitled in the event of a termination without Cause by the Company or for Good Reason by Mr. Crain (including with respect to the acceleration of the Equity Awards), generally apply.
In the event of a Change in Control, all equity granted to Mr. Crain as of the date of August 10, 2009, including the Equity Awards (“2009 Equity”) will become immediately vested or non-forfeitable, as applicable, and if a Change in Control occurs within 6 months following a termination of the employment of Mr. Crain without Cause, the remaining unvested portion of the 2009 Equity will vest, and any unexercised portion of the 2009 Equity will remain exercisable for one year following the Change in Control, or their respective expiration dates, whichever is earlier.
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
The acceleration of vesting, lapse of restrictions and exercisability period of equity awards granted to Mr. Crain under various termination events that are not specifically addressed in the Crain Agreement are governed by the award agreements covering the applicable grants, described in detail on an award-by-award basis in the footnotes to the “2010 Outstanding Awards at Fiscal Year End” table below.
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
Mr. Paglinco
Mr. Paglinco was hired as Vice President — Corporate Controller of the Company in September 2006. He was promoted to Vice President and Chief Accounting Officer in November 2007, and assumed the additional role of interim Chief Financial Officer as of January 30, 2009. Effective August 14, 2009, he was promoted to Vice President and Chief Financial Officer of the Company. In connection therewith, his annual base salary was increased from $214,000 to $265,000, his Applicable Percentage under the Company’s IC Program was increased from 35% to 45% (effective for 2010), and he was issued 10,000 stock appreciation rights and 5,000 restricted stock units under the Company’s Equity Incentive Plan, each with a five-year vesting period, commencing on August 14, 2010. His base salary during 2010 was $265,000. Future option grants are at the discretion of the Compensation Committee. See the “2010 Grants of Plan Based Awards” table for a description of equity granted to Mr. Paglinco in 2010. His employment is “at will”.
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
Mr. Goldfarb
On September 26, 2005, Marc S. Goldfarb was hired as Vice President, General Counsel and Secretary of the Company at an annual base salary of $260,000. In accordance with the terms of his current employment arrangement with the Company, Mr. Goldfarb serves as Senior Vice President and General Counsel of the Company (as of May 31, 2006) and during 2010, his annual base salary was $333,207. Pursuant to his current arrangement, Mr. Goldfarb is entitled to participate in the IC Program, with an Applicable Percentage of 50%. Mr. Goldfarb was granted 40,000 stock options pursuant to the 2004 Plan in connection with the commencement of his employment. Future option grants are at the discretion of the Compensation Committee. See the “2010 Grants of Plan Based Awards” table for a description of equity granted to Mr. Goldfarb in 2010. His employment is “at will”.
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

Mr. Bivona
Lawrence Bivona served as President of LaJobi, Inc. until March 14, 2011 pursuant to an employment agreement dated as of April 2, 2008 (the “Bivona Agreement”), at an annual base salary of $325,000 during 2010 (“Base Salary”). Mr. Bivona was a participant in the IC Program, with an Applicable Percentage of 50% during 2010. In connection with the execution of and pursuant to the Bivona Agreement, Mr. Bivona was granted 28,000 stock options and 4,300 shares of restricted stock pursuant to the 2004 Plan. In addition, pursuant to the terms of the Bivona Agreement, during each of 2009 and 2010, additional equity grants were to be made to Mr. Bivona, valued at $50,000. Further annual equity grants were at the discretion of the Company. His employment was “at will”. See the “2010 Grants of Plan Based Awards” table for a description of equity granted to Mr. Bivona in 2010.
Pursuant to the terms of the Bivona Agreement, Mr. Bivona was entitled: (i) to be included in any life insurance, disability insurance, medical, dental or health insurance, savings, pension and retirement plans and other similar benefit plans or programs (including, if applicable, any excess benefit or supplemental executive retirement plans) maintained by the Company for the benefit of its key executives (“Benefit Plans”); (ii) to be provided with any other perquisites generally provided to all other senior executives of the Company on terms no less favorable than those provided to any other such executive; (iii) to four weeks annual paid vacation and holiday leave per the terms of LaJobi’s employee policies manual in effect from time to time; (iv) to reimbursement for the cost of leasing and operating an automobile (including insurance and maintenance), up to a maximum reimbursement of $1,000 per month; (v) while Mr. Bivona was employed, to be included under any director’s and officer’s liability insurance policy maintained by LaJobi or the Company on terms and conditions (including scope, deductibles, etc.) no less favorable to him than those applicable to any person who is solely an officer and/or director of a subsidiary of the Company; and (vi) to an additional amount (the “Gross Up Payment”) if any payment made to him becomes subject to the excess tax provided for in Section 409A of the Internal Revenue Code (a “409A Violation”). The Gross Up Payment shall equal an amount such that after Mr. Bivona’s payment of all taxes, interest, and penalties imposed on the Gross Up Payment, he retains an amount of the Gross Up Payment equal to the sum of (A) the interest under Section 409A(a)(1)(B)(i)(I) of the Internal Revenue Code (the “Code”) resulting from the 409A Violation; (B) the additional tax under Section 409A(a)(1)(B)(i)(II) of the Code resulting from such 409A Violation; (C) any penalties resulting from such 409A Violation; and (D) if Mr. Bivona recognizes income prior to the taxable year that the income would have been included in his gross income in the absence of such 409A Violation, the amount of the taxes on the income recognized other than the additional tax under subclause (B). LaJobi also agreed to indemnify Mr. Bivona for all costs, expenses, and reasonable attorney’s and paralegal’s fees incurred by him as a result of any audit by any tax authorities to the extent the same relates to the tax consequences of such 409A Violation (the “Indemnified Amount”). See footnote 5 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Bivona during 2010.
If Mr. Bivona’s employment is terminated due to his death, disability, for Cause (generally defined as the commission of any felony or any other act involving fraud, theft or embezzlement; the commission of intentional acts that materially impair the goodwill or business of the Company or cause material damage to its property, goodwill, or business, or the refusal to, or willful failure to perform his material duties) or without Good Reason (as defined in the Bivona Agreement), he would be entitled to his salary through his final day of active employment, any unreimbursed expenses and any accrued but unused vacation pay. He would also be entitled to any benefits mandated under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) or required under the terms of any death, insurance or retirement plan, program or agreement provided by the Company and in which he participates (“Mandated Benefits”). If Mr. Bivona’s employment was terminated either without Cause or for Good Reason (each as defined in the Bivona Agreement), he would have been entitled to: (i) his salary through his final date of active employment, any unreimbursed expenses and any accrued but unused vacation pay; and (ii) as severance, twelve (12) months of (a) Base Salary continuation, payable at the regular payroll periods of LaJobi and (b) continuation of participation in the Benefit Plans. As a condition to receiving such severance amounts, Mr. Bivona would have been required to execute a release of claims in an agreed-upon form within twenty-one (21) days after the date of termination. Mr. Bivona would not have had the obligation to mitigate damages, and subsequent employment would not have affected or altered the payment of any amounts payable to him under the Bivona Agreement. Additionally, Mr. Bivona would be entitled to any Mandated Benefits.

As a result of the termination of Mr. Bivona’s employment as of March 14, 2011, Mr. Bivona received his salary through his final day of active employment, any unreimbursed expenses and any accrued but unused vacation pay. He may also be entitled to any benefits mandated under COBRA.
The Bivona Agreement includes non-solicitation agreements and restrictions against specified competitive activities during the period of his employment and, with respect to specified activities, for a period of 1 year thereafter.
Mr. Sabin
Mr. Sabin serves as the President of Kids Line (since January 2010) and CoCaLo (since September 2010) pursuant to an employment agreement dated December 7, 2009. His employment agreement provides for an annual base salary of $475,000 (applicable in 2010). Mr. Sabin is entitled to participate in the IC Program, with a 2010 Applicable Percentage of 50%, with a potential compensation opportunity equal to 75% of his base salary.
In the event that Mr. Sabin’s employment is terminated for reason other than Cause (defined generally as: (A) refusal or repeated failure to perform his duties, (B) gross negligence or willful misconduct; (C) misappropriation or fraud with regard to Kids Line or the Company or its assets; or (D) conviction of, or the pleading of guilty or nolo contendere to, a felony or, to the extent involving the assets or business of Kids Line or the Company, a misdemeanor or other criminal offense) or other than his own voluntary resignation, he will be eligible to receive severance in accordance with the Company’s Severance Policy; provided, that he will at all times be entitled to a severance period equal to two times (2X) the severance period provided in the Severance Policy up to a maximum of twelve months. References in the Severance Policy to (i) “Company” shall be read as references to “Kids Line”, (ii) “the New York metropolitan area” shall be read as references to “the Los Angeles metropolitan area” and (iii) “the Change-in-Control Severance Plan” shall be disregarded, as such plan has been terminated.
Mr. Sabin is also eligible to participate in all benefit programs made generally available to executives of Kids Line, as the same may be modified from time to time. In addition, during a portion of 2010, Mr. Sabin received the benefit of the use of an automobile that had been previously leased by Kids Line (the lease expired during 2010, and no other automobile benefits are provided to Mr. Sabin).
Further, Mr. Sabin was entitled to reimbursement of expenses relating to his temporary housing for a period of two months and the packing and movement of his household goods, as well as roundtrip airfare to San Francisco for a maximum of 50% of weekends during such two-month relocation period, subject to a pre-approved budget, and is entitled to three weeks’ annual vacation. See footnote 5 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Sabin during 2010.

Mr. Sabin’s employment agreement contains a confidentiality, non-disparagement and one-year post-employment non-solicitation provision with respect to any person who is to his knowledge then employed or retained by the Company or any of its subsidiaries.
Mr. Sabin was granted 150,000 SARs and 25,000 RSUs at the commencement of his employment. Further equity grants are at the discretion of the Compensation Committee. Pursuant to the terms of his employment agreement, to the extent that the Compensation Committee exercises its discretion to accelerate or modify the equity award of any officer or director of the Company, Mr. Sabin’s equity award will be treated no less favorably than those of such other officer or director; provided, that this provision will not be applicable to any such acceleration or modification that is in connection with the occurrence of a merger, consolidation, business combination, sale of all or substantially all of the assets or stock, or any similar corporate transaction, in each case involving solely a subsidiary or business unit of the Company (and the officers thereof) other than Kids Line. Mr. Sabin’s employment is “at will”.
See the Summary Compensation Table above for information with respect to compensation received by the NEOs under their employment agreements and arrangements during 2010.
Termination of Employment and Change-In-Control Arrangements
(i) 40l(k) Plans
The Company offers eligible employees the opportunity to participate in a 401(k) Plan based on employees’ pretax salary deferrals with Company matching contributions. As a result of the Company’s historical acquisition strategy, the 401(k) Plans may differ among the Company and its subsidiaries. Participating employees may elect to contribute from 1% to 80% (but not in excess of the amount permitted by the Code, i.e., $16,500 in 2010, and $22,000 in 2010 for employees age 50 and older who elect to make catch-up contributions) of their compensation, on a pretax basis, to the relevant 401(k) Plan. Because the 401(k) Plans are qualified defined contribution plans, if certain highly compensated employees’ contributions exceed the amount prescribed by the Code, such contributions will be reduced or limited. Employees’ contributions are invested in one or more of several funds (as selected by each participating employee). The Company, LaJobi and Sassy match a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributes 3% of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). Under certain circumstances, the 401(k) Plans permit participants to make withdrawals or receive loans therefrom prior to retirement age.
(ii) Severance Policy
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

Benefits. If a DVP’s employment with the Company is terminated by the Company without “Cause” (defined generally as refusal or repeated failure to perform such DVP’s duties as an employee of the Company; gross negligence or willful misconduct in connection with such DVP’s employment by the Company; misappropriation or fraud with regard to the Company or its assets; or conviction of, or the pleading of guilty or nolo contendere to, a felony or, to the extent involving the assets or business of the Company, a misdemeanor or other criminal offense), such DVP will be paid “Severance Payments” ranging from a minimum amount equal to 4 months of such DVP’s base salary in effect on the date of termination, exclusive of any bonuses or commissions (“Current Salary”) to a maximum amount equal to 12 months of such DVP’s Current Salary, depending on the period of time that such DVP was employed by the Company at the time of such termination. The time period on which Severance Payments are based (i.e., 4 months of total employment, 6 months of total employment, etc.) shall be the “Severance Period”. Severance Payments will be paid over the course of the relevant Severance Period in accordance with the Company’s regular salary payment schedule (not in a lump sum), unless otherwise required by Section 409A of the Code (in which case payments will be made in the manner set forth in the Severance Policy). As of March 30, 2007, the Company amended the Severance Policy to specify that notwithstanding anything to the contrary therein, in the event that the employment of specified DVPs is terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated DVP will be extended by an additional 4 months up to a maximum Severance Period of 12 months.
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

Unless otherwise provided in the award agreement governing such Stock Options (other than with respect to awards of Stock Options to outside directors, which is discussed in the following paragraph), (i) upon Disability (as defined in the EI Plan) or death, all unvested options vest, and all unexercised options may be exercised for up to one year or the remaining term of the Stock Option, if earlier; and (ii) if a participant’s employment is terminated for any other reason, all unexercised Stock Options are cancelled as of the termination date; provided however, if a participant’s employment is terminated for reasons other than Cause (as defined in the EI Plan), vested unexercised Stock Options may be exercised within 90 days of termination, or the remaining term of the Stock Option, if earlier, and if a participant retires (as defined in the Company’s 401(k) plan), vested unexercised Stock Options may be exercised within 1 year of such retirement, or the remaining term of the Stock Option, if earlier. With respect to awards of Stock Options to outside directors, unless otherwise provided in the award agreement governing such Stock Options, in the event of the death or Disability (as defined in the EI Plan) of a participant while serving as a member of the Board, all unexercised options vest, and may be exercised for up to one year or the remaining term of the Stock Option, if earlier; if a participant ceases to serve as a member of the Board for any other reason, vested options shall be exercisable for a period of 90 days following termination, or the remaining term of the Stock Option, if earlier.
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
Restricted Stock Awards. Awards of Restricted Stock may be subject to such restrictions, terms and conditions as the Plan Committee determines in its sole discretion, including a requirement of a cash or other payment therefore in whole or in part. Notwithstanding the foregoing, unless otherwise provided in the award agreement relating to the award of Restricted Stock, such awards will vest ratably over five years (20% per year), beginning on the first anniversary of the Date of Grant, and upon vesting, shall not be subject to any further restrictions. The Plan Committee may, in its sole discretion, accelerate the time at which any or all restrictions will lapse or remove any or all of such restrictions. Unless otherwise provided in an agreement governing the award, upon a participant’s termination of employment for any reason (not including an authorized leave of absence) all non-vested restricted stock is forfeited, except in the event of Disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event.
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
Outstanding awards and award agreements, and the maximum number of shares of Common Stock with respect to which Stock Options may be granted to or measured with respect to any one person during any period, shall be subject to adjustment or substitution, as determined by the Plan Committee in its sole discretion, as to the number, price or kind of a share of Common Stock or other consideration subject to such awards, and any and all other matters deemed appropriate by the Plan Committee, including, without limitation, accelerating the vesting, settlement and/or exercise period pertaining to any award hereunder, or as otherwise determined by the Plan Committee to be equitable, in the event of any change in applicable laws or any change in circumstances which results in or would result in any substantial dilution or enlargement of the rights granted to, or available for, participants, or which otherwise warrants equitable adjustment in the sole discretion of the Plan Committee because it interferes with the intended operation of the EI Plan.
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

2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”)
The 2004 Plan provided for awards of options to officers, directors and key employees designated by the Compensation Committee to purchase Common Stock of the Company (including options designated as incentive stock options under Section 422 of the Code, and options not so designated), restricted stock and non-restricted stock (outside directors may be awarded options only). A total of 2,750,000 shares of Common Stock were reserved for the grant of options and awards of Common Stock under the 2004 Plan for all eligible plan participants. Awards could no longer be granted under the 2004 Plan after July 10, 2008, the date the EI Plan became effective.
Acceleration of Vesting/Exercise Period
Subject to the following, options and restricted stock generally vest ratably over five years, commencing on the first anniversary of the date of grant. With respect to awards of options (other than awards to outside directors, which is discussed below), upon retirement (as defined in the Company’s 401(k) plan), Disability (as defined in the 2004 Plan) or death (either while employed or within the year after retirement), all unexercised options vest, and may be exercised for up to one year (unless provided otherwise in an option agreement evidencing the award) or the term of the unexpired option, if earlier; unless otherwise provided in an option agreement, (i) if a participant’s employment is terminated for reasons other than Cause (as defined in the 2004 Plan), vested unexercised options may be exercised within 30 days of termination, or the term of the unexpired option, if earlier, and (ii) if a participant’s employment is terminated for any other reason, all options are cancelled as of the termination date.
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
With respect to awards of restricted stock, unless otherwise provided in an agreement governing the award, all non-vested restricted stock is forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, generally five years from the date of grant, except in the event of retirement, Disability (as defined in the 2004 Plan) or death, in which case all restrictions lapse as of the date of the relevant event.
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

2010 Outstanding Equity Awards at Fiscal Year End
The following table sets forth information with respect to outstanding equity awards for the NEOs as of December 31, 2010 (the table does not include equity grants made in 2011).

Option Awards								Stock Awards
												Equity
											Equity	Incentive
					Equity						Incentive	Plan
					Incentive						Plan	Awards:
					Plan						Awards:	Market or
	Number of		Number of		Awards:					Market	Number of	Payout Value
	Securities		Securities		Number of					Value of	Unearned	of Unearned
	Underlying		Underlying		Securities			Number of		Shares or	Shares, Units	Shares, Units
	Unexercised		Unexercised		Underlying			Shares or		Units of	or Other	or Other
	Options/		Options/		Unexercised	Option/SAR	Option/SAR	Units of Stock		Stock that	Rights that	Rights that
	SARs (#)		SARs (#)		Unearned	Exercise	Expiration	that have not		have not	have not	have not
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date	Vested (#)		Vested ($)(9)	Vested (#)	Vested (#)
Bruce Crain	68,000	(1)	32,000	(1)	n/a	16.05	12/4/17				n/a	n/a
	12,000	(2)	8,000	(2)		16.05	12/4/17
	60,000	(3)	40,000	(3)		14.83	12/4/17
	30,000	(4)	120,000	(4)		1.53	2/24/19
	114,943	(5)	—			1.36	3/27/19
			103,000	(6)		5.03	3/08/20
								21,250	(7)	181,688
								36,000	(8)	307,800
Guy Paglinco	6,000	(10)	4,000	(10)	n/a	14.90	8/10/17				n/a	n/a
	5,560	(11)	8,340	(11)		6.43	10/6/18
	2,000	(12)	8,000	(12)		5.34	8/14/19
	—		28,000	(6)		5.03	3/08/20
								1,000	(13)	8,550
								1,140	(14)	9,747
								4,000	(15)	34,200
								10,000	(8)	85,500
Marc Goldfarb	20,000	(16)			n/a	11.52	12/26/15				n/a	n/a
	14,820	(17)	9,880	(17)		16.77	12/27/17
	10,000	(4)	40,000	(4)		1.53	2/24/19
	—		35,000	(6)		5.03	3/08/20
								1,440	(18)	12,312
								12,000	(8)	102,600
Lawrence Bivona*	11,200	(19)	16,800	(19)	n/a	13.65	4/3/18				n/a	n/a
	15,000	(4)	60,000	(4)		1.53	2/24/19
	—		35,000	(6)		5.03	3/08/20
								2,580	(20)	22,059
								12,000	(8)	102,600
David C. Sabin	—		100,000	(21)	n/a	4.68	12/11/19				n/a	n/a
								20,000	(22)	171,000

*	Note that as a result of the termination of the employment of Mr. Bivona as of March 14, 2011, all of his unvested and vested (but unexercised) equity awards were cancelled on such date. This table speaks as of December 31, 2010.

(1)	Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 100,000 stock options pursuant to the 2004 Plan at an exercise price of $16.05. Of the foregoing, 80,000 of such options vest ratably over a five year period commencing December 4, 2008, and the remaining 20,000 of such options became fully vested on the six-month anniversary of the commencement date of his employment. All such options are generally exercisable for a period of 10 years from December 4, 2007. If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of all such options will be cancelled or immediately forfeited, as applicable, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, such option will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability, such option will become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term. In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, such option will become immediately vested. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of such option that remains unvested shall become vested and exercisable on the date of such Change in Control, and any unexercised portion of such option shall remain exercisable for the shorter of one year following the date of the Change of Control and the remainder of their term. The acceleration provisions described above are referred to as the “Crain Acceleration Provisions”.

(2)	Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 20,000 stock options outside of the 2004 Plan (due to grant limitations therein) at an exercise price of $16.05. These options vest ratably over a five-year period, commencing on December 4, 2008, and are generally exercisable for 10 years from December 4, 2007. The Crain Acceleration Provisions apply to these options.

(3)	Pursuant to the terms of the Crain Agreement, on January 4, 2008, Mr. Crain was awarded 100,000 stock options under the 2004 Plan at an exercise price of $14.83. These options vest ratably over a five-year period, commencing on December 4, 2008, and are generally exercisable for 10 years from December 4, 2007. The Crain Acceleration Provisions apply to these options.

(4)	Represents SARS granted under the EI Plan on February 24, 2009 at an exercise price of $1.53 (total grant of: 150,000 SARs to Mr. Crain; 50,000 SARs to Mr. Goldfarb; and 75,000 SARs to Mr. Bivona), which vest ratably over a five year period commencing February 24, 2010, may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of 10 years from the date of grant. In the event of disability or death of the SAR holder while in the employ of the Company, all such unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If the SAR holder retires (as defined in the relevant 401(k) Plan, vested unexercised SARs may be exercised within one year of such retirement of the remaining term of the grant, if earlier. If the option holder’s employment is terminated for any other reason, any unexercised SARs will be cancelled and deemed terminated immediately, except that if employment is terminated by the Company for other than “Cause” (as defined in the EI Plan), all unexercised options, to the extent vested, may be exercised within 90 days of the termination date (or the SAR period, if shorter). The foregoing provisions are referred to as the “Acceleration Provisions” (notwithstanding the foregoing, however, with respect to Mr. Crain, the Crain Acceleration Provisions upon a Change of Control apply to this award). Other provisions governing the grants are set forth in the EI Plan (described in “Equity Incentive Plan” above).

(5)	Represents 114,943 immediately vested SARS issued to Mr. Crain under the EI Plan on March 27, 2009, in lieu of a cash payment of $100,000 deemed earned by Mr. Crain pursuant to his incentive compensation arrangements with respect to the 2008 fiscal year. The SARs may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and will be generally exercisable for 10 years from the date of grant.

(6)	Represents SARS granted under the EI Plan on March 8, 2010 at an exercise price of $5.03 (total grant of: 103,000 SARs to Mr. Crain; 28,000 SARs to Mr. Paglinco; 35,000 SARs to Mr. Goldfarb; and 35,000 SARs to Mr. Bivona), which vest ratably over a five year period commencing March 8, 2011, may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of 10 years from the date of grant. The Acceleration Provisions apply to these grants. Other provisions governing the grants are set forth in the EI Plan (described in “Equity Incentive Plan” above).

(7)	Pursuant to the terms of the Crain Agreement, on December 5, 2007, Mr. Crain was awarded 85,000 shares of restricted stock pursuant to the 2004 Plan, which vest ratably over a four-year period commencing December 4, 2008. The Crain Acceleration Provisions apply to this grant of restricted stock, but the words “become vested and exercisable” should be replaced by the words “become non-forfeitable”.

(8)	Represents RSUs granted under the EI Plan on March 8, 2010 (total grant of: 36,000 RSUs to Mr. Crain; 10,000 RSUs to Mr. Paglinco; 12,000 RSUs to Mr. Goldfarb; and 12,000 RSUs to Mr. Bivona ), which vest ratably over a five-year period, commencing on March 8, 2011, and may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee. All non-vested RSUs are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of Disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event (the “RSU Provisions”). Other provisions governing the grants are set forth in the EI Plan (described in “Equity Incentive Plan” above).

(9)	Calculated using the closing price of the Company’s Common Stock on December 31, 2010 ($8.55).

(10)	Represents 10,000 options issued to Mr. Paglinco on August 10, 2007 under the 2004 Plan. The Options vest ratably over a five-year period, commencing on August 10, 2008, and are generally exercisable for a period of 10 years. In the event of retirement, disability or death of the option holder while in the employ of the Company or within one year after such date, all such unexercised options will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If the option holder’s employment is terminated for any other reason, any unexercised options will be cancelled and deemed terminated immediately, except that if employment is terminated by the Company for other than “Cause” (as defined in the 2004 Plan), all unexercised options, to the extent vested, may be exercised within 30 days of the termination date or the option period, if shorter, if the grant was made prior to August 10, 2007, or 90 days of the termination date or the option period, if shorter, if the grant was, like this grant, made on or after August 10, 2007. The foregoing provisions are referred to as the “2004 Acceleration Provisions”. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(11)	Represents 13,900 SARS granted on October 6, 2008 under the EI Plan. The SARs vest ratably over a five-year period commencing October 6, 2009, may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of 10 years from the date of grant. The Acceleration Provisions apply to this grant. Other provisions governing the grants are set forth in the EI Plan (described in “Equity Incentive Plan” above).

(12)	Represents 10,000 SARS granted on August 14, 2009 under the EI Plan in connection with the promotion of Mr. Paglinco to VP and CFO. The SARs vest ratably over a five-year period commencing August 14, 2010, may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of 10 years from the date of grant. The Acceleration Provisions apply to this grant. Other provisions governing the grants are set forth in the EI Plan (described in “Equity Incentive Plan” above).

(13)	Represents 2,500 shares of restricted stock issued to Mr. Paglinco on August 10, 2007 under the 2004 Plan. The restricted stock vests ratably over a five-year period, commencing on the first anniversary of the date of grant. All non-vested restricted stock is forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of retirement, Disability (as defined in the 2004 Plan) or death, in which case all restrictions lapse as of the date of the relevant event (the “Restricted Stock Provisions”). Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(14)	Represents a grant of 1,900 RSUs on October 6, 2008 pursuant to the EI Plan. The RSUs vest ratably over a five-year period, commencing on October 6, 2009, and may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee. The RSU Provisions apply to this grant. Other provisions governing the grants are set forth in the EI Plan (described in “Equity Incentive Plan” above).

(15)	Represents a grant of 5,000 RSUs on August 14, 2009 pursuant to the EI Plan in connection with Mr. Paglinco’s promotion to VP and CFO. The RSUs vest ratably over a five-year period, commencing on August 14, 2010, and may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee. The RSU Provisions apply to this grant. Other provisions governing the grants are set forth in the EI Plan (described in “Equity Incentive Plan” above).

(16)	Represents the unexercised portion of an original grant of 40,000 options under the 2004 Plan on December 26, 2005, in connection with the commencement of employment of Mr. Goldfarb. Under the original grant terms, all of the referenced options vest and become exercisable ratably over a five-year period commencing on the first anniversary of the date of grant; however, all such options were deemed vested as of December 28, 2005. These options are generally exercisable for a period of 10 years from the date of grant. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(17)	Represents 24,700 options granted under the 2004 Plan on December 27, 2007, which vest ratably over a five-year period commencing December 27, 2008, and are generally exercisable for a period of 10 years from the date of grant. The 2004 Acceleration Provisions are applicable to this grant. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(18)	Represents 3,600 shares of restricted stock granted under the 2004 Plan on December 27, 2007, which vests ratably over a five-year period commencing December 27, 2008. The Restricted Stock Provisions apply to this grant. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(19)	Represents a grant of 28,000 options issued under the 2004 Plan on April 3, 2008, which vest ratably over a five-year period commencing April 3, 2009, and are generally exercisable for a period of 10 years from the date of grant. The 2004 Acceleration Provisions are applicable to this grant. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(20)	Represents a total grant of 4,300 shares of restricted stock granted under the 2004 Plan on April 3, 2008, which vest ratably over a five-year period commencing April 3, 2009. The Restricted Stock Provisions apply to this grant. Other provisions governing the grants are set forth in the 2004 Plan (described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above).

(21)	Represents the remainder of an original grant of 150,000 SARs granted under the EI Plan to Mr. Sabin on December 11, 2009 in connection with the commencement of his employment, which vest ratably over a three-year period commencing December 11, 2010, may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of 10 years from the date of grant. The Acceleration Provisions apply to this grant. Other provisions governing this grant are set forth in the EI Plan (described in “Equity Incentive Plan” above). In addition, pursuant to the terms of his employment agreement, to the extent that the Compensation Committee exercises its discretion to accelerate or modify the equity award of any officer or director of the Company, this equity award will be treated no less favorably than those of such other officer or director; provided, that this provision will not be applicable to any such acceleration or modification that is in connection with the occurrence of a merger, consolidation, business combination, sale of all or substantially all of the assets or stock, or any similar corporate transaction, in each case involving solely a subsidiary or business unit of the Company (and the officers thereof) other than Kids Line.
(22)	Represents the remainder of an original grant of 25,000 RSUs granted under the EI Plan to Mr. Sabin on December 11, 2009 in connection with the commencement of his employment, which vest ratably over a five-year period commencing December 11, 2010, and may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee. The RSU Provisions apply to this grant. Other provisions governing this grant are set forth in the EI Plan (described in “Equity Incentive Plan” above). In addition, pursuant to the terms of his employment agreement, to the extent that the Compensation Committee exercises its discretion to accelerate or modify the equity award of any officer or director of the Company, this equity award will be treated no less favorably than those of such other officer or director; provided, that this provision will not be applicable to any such acceleration or modification that is in connection with the occurrence of a merger, consolidation, business combination, sale of all or substantially all of the assets or stock, or any similar corporate transaction, in each case involving solely a subsidiary or business unit of the Company (and the officers thereof) other than Kids Line.
2010 Option Exercises and Stock Vested
The following table sets forth the number of shares of Company Common Stock acquired by NEOs during 2010 upon the exercise of options or SARs and the number of shares with respect to which restrictions on restricted stock or RSUs held by NEOs lapsed as of December 31, 2010.

	Option Awards				Stock Awards
	Number of Shares				Number of Shares
	Acquired on		Value Realized on		Acquired on	Value Realized
Name	Exercise (#)		Exercise ($)		Vesting (#)	on Vesting ($)
Bruce Crain	n/a		n/a		21,250	194,650	(2)
Guy Paglinco	n/a		n/a		1,880	15,985	(3)
Marc Goldfarb	n/a		n/a		720	6,257	(4)
Lawrence Bivona	n/a		n/a		860	7,353	(5)
David C. Sabin	50,000	(1)	224,000	(1)	5,000	45,800	(6)

(1)	Mr. Sabin was granted 150,000 SARs on December 11, 2009 in connection with the commencement of his employment. The SARs vest ratably over a three-year period. On December 11, 2010, Mr. Sabin exercised all 50,000 vested SARs from this grant (with a total value of $224,000, based on a closing price on the NYSE for the Company’s Common Stock of $9.16 on the business day preceding the vesting date of December 11, 2010 (a non-business day), and an exercise price of $4.68). A portion of the exercised SARs were settled in cash in the amount of $107,920, and 12,672 shares of Common Stock were issued to Mr. Sabin with respect to the remainder, which he sold on December 14, 2010 at a price of $9.30 per share (for aggregate realized value of $117,850).

(2)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on December 3, 2010 ($9.16), the business day preceding the applicable vesting date of December 5, 2010 (a non-business day), with respect to the vesting of 21,250 shares of restricted stock.

(3)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on August 10, 2010 ($8.65) with respect to the vesting of 500 shares of restricted stock, on October 6, 2010 ($9.50) with respect to the vesting of 380 RSUs, and on August 13, 2010 ($8.05), the business day preceding the applicable vesting date of August 14, 2010 (a non-business day), with respect to the vesting of 1,000 RSUs.

(4)	The aggregate dollar amount realized on vesting was computed using the closing price on the NYSE for the Company’s Common Stock on December 27, 2010 ($8.69), the applicable vesting date with respect to the vesting of 720 shares of restricted stock.

(5)	The aggregate dollar amount realized on the vesting of 860 shares of restricted stock was computed using the closing price for the Company’s Common Stock on the NYSE on April 1, 2010 ($8.55), the business day preceding the applicable vesting date of April 3, 2010 (a non-business day).

(6)	Mr. Sabin was granted 25,000 RSUs on December 11, 2009 in connection with the commencement of his employment. The RSUs vest ratably over a five-year period. On December 11, 2010, 5,000 vested RSUs were settled in shares of our Common Stock (with a total value of $45,800, based on a closing price on the NYSE for the Company’s Common Stock of $9.16 on the business day preceding the applicable vesting date of December 11, 2010, a non-business day). Mr. Sabin sold such shares on December 14, 2011 at a price of $9.30 per share, for a total realized value of $46,500.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Our named executive officers may receive compensation in connection with the termination of their employment. The nature and amount of such compensation depend on whether their employment terminates as a result of: (i) death; (ii) disability; (iii) retirement; (iv) termination by the Company without cause (either in connection with a change in control or not) or termination by the executive with good reason; or (v) termination by the Company for cause or termination by the executive without good reason. Estimates of the compensation that each of our named executive officers would be entitled to receive under each of these termination circumstances is described in the following tables, assuming that their employment terminated on December 31, 2010, the last business day of such year. In addition, the following tables do not reflect additional or alternate payments or benefits provided under individual employment agreements between the Company and each of Messrs. Crain, Bivona and Sabin, which are discussed separately below under the caption “Individual Termination/Change in Control Arrangements”. Further, the following tables do not include payments under the Company’s (or its subsidiaries’) 401k plans, or the Company’s life insurance or disability plans, as these plans are available to all salaried employees generally and do not discriminate in scope, terms or operation, in favor of our executive officers.
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

For a description of: (i) triggering events that provide for payments and benefits set forth in the following tables; (ii) payment schedules and duration with respect to such payments and benefits; and (iii) how appropriate payment and benefit levels are determined under such triggering events, please see the section captioned “Termination of Employment and Change in Control Arrangements” above, which set forth such matters in detail. The value of SAR acceleration is equal to the difference between the market price of the Company’s Common Stock on December 31, 2010 ($8.55) and the exercise price of the relevant SARs, multiplied by the number of SARs that would accelerate as a result of the triggering event (the exercise prices of all outstanding options held by NEOs were in excess of such price on such date, and therefore, no value would be attributed to their acceleration). The value of the restricted stock and RSU acceleration in the tables below is equal to the market price of the Company’s Common Stock on December 31, 2010 multiplied by the number of shares of restricted stock or RSUs that become vested or non-forfeitable as a result of the triggering event. Note that if an NEO is terminated with cause or by the NEO without good reason, such NEO will be entitled to the payment of amounts that have accrued at the time of termination, but have not been paid (other than payments under the IC program, for which a participant must be in the employ of the Company at the time of payment, which is typically in March or April following the year of determination).
Termination as a Result of Disability or Death*

		Restricted Stock/RSU
NEO	SAR Acceleration ($)	Acceleration ($)	Total ($)
Guy Paglinco	141,921	137,997	279,918
Marc Goldfarb	404,000	114,912	518,912
Lawrence Bivona(1)	544,400	124,659	669,059
David C. Sabin	387,000	171,000	558,000

(1)	As a result of the termination of Mr. Bivona’s employment with the Company as of March 14, 2011, 28,000 options, 110,000 SARs, 9,600 RSUs, and 2,580 shares of restricted stock were forfeited upon such termination.

*	As described above, the table does not include disability compensation under the Company’s disability benefit plans, or death benefits under the Company’s life insurance plans. NEOs are not otherwise entitled to compensation in the event of death or disability beyond compensation and benefits accrued at the time of such event and the accelerated vesting of equity awards under the agreements governing such awards (other than Messrs. Crain and Sabin, whose compensation in the event of death or disability is governed by the terms of their respective employment agreements with the Company discussed below, although Mr. Sabin’s equity acceleration is included in the chart above, as such acceleration is governed by the relevant award agreements). Generally, in the event of disability or death of an option or SAR holder while in the employ of the Company, all unvested options/SARs will be deemed vested and all unexercised options/SARs may be exercised for up to one year (or the exercise period, if shorter) after such event (however, as the exercise price of outstanding options held by NEOs is in excess of $8.55, acceleration of vesting with respect to options has no assumed value). All non-vested RSUs are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of Disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event. All non-vested shares of restricted stock are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of retirement, Disability (as defined in the relevant plan) or death, in which case all restrictions lapse as of the date of the relevant event.

Termination as a Result of Retirement*

	Restricted Stock
NEO	Acceleration	Total
Guy Paglinco	8,550	8,550
Marc Goldfarb	12,312	12,312
Lawrence Bivona(1)	22,059	22,059

(1)	As a result of the termination of Mr. Bivona’s employment with the Company as of March 14, 2011, 28,000 options, 110,000 SARs, 9,600 RSUs, and 2,580 shares of restricted stock were forfeited upon such termination.

*	As described above, the table does not include amounts payable under the Company’s or its subsidiaries’ 401k plans. Except as might otherwise be required by any applicable employment agreement, NEOs are not otherwise entitled to compensation in the event of retirement beyond compensation and benefits accrued at the time of such event and the accelerated vesting of equity awards under the agreements governing such awards (amounts due to Mr. Crain on various termination events are discussed above). Generally, if an option/SAR holder retires (as defined in the relevant 401(k) Plan), vested unexercised options/SARs may be exercised within one year of such retirement of the remaining term of the grant, if earlier, but no accelerated vesting is triggered (other than with respect to options granted under the 2004 Plan, which vest in full upon retirement unless specified otherwise in the relevant award agreement). Retirement does not trigger accelerated vesting with respect to RSUs. All restrictions on non-vested shares of restricted stock lapse as of the date of retirement. As Mr. Sabin has not been awarded any restricted stock, he is not included in the table above.
Terminations Under the Severance Policy*

NEO	Cash(1)	Other Benefits(2)	Total
Guy Paglinco	176,667	17,346	194,013
Marc Goldfarb	222,138	17,946	240,084

*	If the employment of an NEO with the Company is terminated by the Company without “Cause” (generally defined in “Severance Policy” under the section captioned “Termination of Employment and Change-In-Control Arrangements” above), such NEO is entitled to the benefits of the Severance Policy (other than Messrs. Crain, Bivona and Sabin, whose individual employment agreements govern such terminations, as is discussed below). In order to receive the payments and benefits provided by the Severance Policy, the participant must execute the Company’s General Release, described in “Severance Policy” under the section captioned “Termination of Employment and Change-In-Control Arrangements” above.

(1)	Represents 8 months of severance under the Severance Policy, which is the minimum amount each of Mr. Goldfarb and Mr. Paglinco are entitled to pursuant to their respective employment arrangements with the Company. See “Employment Agreements and Arrangements” above. In addition, if the employment of Mr. Goldfarb or Mr. Paglinco is terminated in connection with the consummation of certain corporate transactions (in accordance with the March 2007 amendment to the Severance Policy), the severance payments and benefits applicable to the terminated individual will be extended by an additional 4 months up to a maximum of 12 months.

(2)	Represents the cost to the Company for each of Messrs. Goldfarb and Paglinco: (i) to remain on the Company’s health and dental insurance plan ($15,746 each), during the applicable severance period, and (ii) for car allowance and related reimbursements ($2,200 and $1,600, respectively), for 60 days following termination.
Change of Control*

		Restricted Stock/RSU
NEO	SAR Acceleration ($)	Acceleration ($)	Total ($)
Bruce Crain	1,204,960	489,488	1,694,448
Guy Paglinco	141,921	137,997	279,918
Marc Goldfarb	404,000	114,912	518,912
Lawrence Bivona(1)	544,400	124,659	669,059
David Sabin	387,000	171,000	558,000

(1)	As a result of the termination of Mr. Bivona’s employment with the Company as of March 14, 2011, 28,000 options, 110,000 SARs, 9,600 RSUs, and 2,580 shares of restricted stock were forfeited upon such termination.

*	Under each of the EI Plan and the 2004 Plan, the Committee generally has the discretion to accelerate the vesting of unvested options/SARs, and to release vesting restrictions on unvested restricted stock/RSU awards in the event of, among other things, a change of control of the Company. The information in the table above assumes that the Committee has exercised such discretion to accelerate the vesting of all outstanding equity awards in full. As the exercise prices of all outstanding options held by NEOs were in excess of the closing price of the Company’s Common Stock on December 31, 2010 ($8.55), no value would be attributed to the acceleration of the vesting of any options as of such date.
Individual Termination/Change in Control Arrangements
Mr. Crain
Assuming that an appropriate triggering event took place on December 31, 2010, Mr. Crain would have been entitled to the following payments and benefits pursuant to the Crain Agreement, as amended (Mr. Crain does not participate in the Company’s Severance Policy), described in detail in the section captioned “Employment Contracts and Arrangements” above. The value of the SAR acceleration is equal to the difference between the market price of the Company’s Common Stock on December 31, 2010 ($8.55) and the exercise price of the relevant SARs multiplied by the number of SARs that would accelerate as a result of the termination. As the exercise prices of all outstanding unvested options held by Mr. Crain as of December 31, 2010 were in excess of this amount, no amounts are recognized below with respect to any option acceleration triggered by qualified terminations on such date. The value of the restricted stock/RSU acceleration is equal to the market price of the Company’s Common Stock on December 31, 2010 multiplied by the number of shares of restricted stock/RSUs that become vested or non-forfeitable as a result of the termination. In addition to the total amounts set forth below, Mr. Crain is entitled to director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter in an annual amount equal to at least the greater of $5.0 million or the coverage provided to any other present or former senior executive or director of the Company. No incremental expense is expected to be incurred to provide this benefit.

A. Termination by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement):
No additional benefit assuming base salary and bonus amounts earned for prior periods as of the date of termination had been paid. In addition, the unvested portion of his equity awards will be cancelled or immediately forfeited, as applicable, and any unexercised, vested portion of his Options shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term.
B(1). Termination by the Company without Cause or by Mr. Crain for Good Reason, and not within the 120 day period prior to or following a Change in Control (each as defined in the Crain Agreement), assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:
(i) $281,875, representing 100% of his annual base salary for a period of six months following termination, which amount shall be paid commencing on the first day of the month following the Termination Date and on the first day of each of the next five months thereafter, provided, however, that any payment(s) that would be made under such schedule after March 15 of the year following the Termination Date shall instead be paid on March 1st of the year following the termination date;
(ii) $0 in respect of incentive compensation amounts (under the Crain Agreement, in the event of a termination without Cause only, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year);
(iii) $828, representing the cost to the Company for continued life insurance coverage for Mr. Crain for a period of six months following termination;
(iv) $6,000, representing the cost to the Company for Mr. Crain to remain on the Company’s health and dental insurance plan through the first anniversary of his termination;
(v) $10,000, representing the maximum amount payable for outplacement services for a period of six months following termination; and
(vi) $181,688, representing restricted stock acceleration;
for a total of $480,391.
B(2). Termination by the Company without Cause or by Mr. Crain for Good Reason (each as defined in the Crain Agreement, in either case within the 120 day period prior to or following a Change in Control), assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid (for purposes of the payout set forth below, we have assumed that a qualifying Change of Control occurs within the 120-day period after a 12/31/10 termination, making 12/31/10 the “Trigger Date”, as defined above (had the Change of Control occurred prior to the termination, the Equity Awards and the February 2009 SAR grants would have already vested in full, therefore clause (vi) would not be applicable, and bonus calculations would be based on the date of the Change of Control, as described in detail in the description of Mr. Crain’s employment agreement under “Employment Contracts and Arrangements” above):
(i) $986,563, representing 100% of his annual base salary for a period of 21 months following termination, which amount shall be paid commencing on the first day of the month following the Termination Date and on the first day of each of the next 20 months thereafter, provided, however, that any payment(s) that would be made under such schedule after March 15 of the year following the Termination Date shall instead be paid on March 1st of the year following the termination date;

(ii) $0, in respect of incentive compensation amounts (assuming a Trigger Date of 12/31/10);
(iii) $1,657, representing the cost to the Company for continued life insurance coverage for Mr. Crain for a period of 12 months following termination;
(iv) $6,000, representing the cost to the Company for Mr. Crain to remain on the Company’s health and dental insurance plan through the first anniversary of his termination; and
(v) $10,000, representing the maximum amount payable for outplacement services for a period of six months following termination; and
(vi) $181,688, representing restrict stock acceleration;
for a total of $1,185,908.
C. Change of Control (as defined in the Crain Agreement), whether or not a termination of employment occurs: $842,400 representing SAR acceleration, and $181,688, representing restricted stock acceleration (but see the “Change in Control” table above for a description of equity award acceleration amounts in the event that the Compensation Committee used its discretion to vest all outstanding equity awards, not just those accelerated under the Crain Agreement, in full).
D. Change of Control occurring within six months following a termination without Cause (in addition to the amounts and benefits described in Item “B(1)”or “B(2)” above, as applicable): $842,400 in SAR acceleration.
E. Termination by the Company as a result of Disability (as defined in the Crain Agreement), assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:
(i) $4,228,125, representing benefits equal to 50% of Mr. Crain’s base salary payable to Mr. Crain under a long-term disability insurance policy for an assumed period of fifteen years (until Mr. Crain reaches retirement age).
(ii) $0 in respect of incentive compensation amounts (under the Crain Agreement, in the event of a termination as a result of Disability, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year); and
(iii) $1,204,960, representing SAR acceleration ($842,400 with respect to the Feb 2009 SAR grant and $362,560 with respect to the March 2010 grant); and
(iv) $181,688, representing restricted stock acceleration (which would have applied to the retirement of Mr. Crain on 12/31/2010 as well); and
(v) $307,800, representing RSU acceleration;
for a total of $5,922,573.

F. Termination by the Company as a result of death, assuming that all base salary and bonus amounts earned for prior periods as of the date of termination had been paid:
(i) $1,127,500 representing life insurance benefits under an insurance policy equal to 200% of his base salary;
(ii) $0 in respect of incentive compensation amounts (under the Crain Agreement, in the event of a termination as a result of his death, he is entitled to the pro-rata portion of his bonus for the year in which the termination occurs based on actual performance for such year);
(iii) $1,204,960, representing SAR acceleration ($842,400 with respect to the Feb 2009 SAR grant and $362,560 with respect to the March 2010 grant);
(iv) $181,688, representing restricted stock acceleration; and
(v) $307,800, representing RSU acceleration;
for a total of $2,821,948.
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

Mr. Bivona
If Mr. Bivona’s employment was terminated due to his death, Disability, for Cause or without Good Reason (each as defined in the Bivona Agreement), he would be entitled to his salary through his final day of active employment, any unreimbursed expenses and any accrued but unused vacation pay. He would also be entitled to any benefits mandated under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) or required under the terms of any death, insurance or retirement plan, program or agreement provided by the Company and in which he participates (“Mandated Benefits”).
If Mr. Bivona’s employment was terminated either without Cause or for Good Reason (each as defined in the Bivona Agreement), he would be entitled to: (i) his salary through his final date of active employment, any unreimbursed expenses and any accrued but unused vacation pay; and (ii) as severance, twelve (12) months of (a) Base Salary continuation ($325,000, assuming a termination date of 12/31/10), payable at the regular payroll periods of LaJobi and (b) continuation of participation in the Benefit Plans ($8,586), for a total of $333,586 (for (ii)(a) and (b)).
As a condition to receiving such severance amounts, Mr. Bivona would have been required to execute a release of claims in an agreed-upon form within twenty-one (21) days after the date of termination. Mr. Bivona would not have had the obligation to mitigate damages, and subsequent employment would not have affected or altered the payment of any amounts payable to him under the Bivona Agreement. Additionally, Mr. Bivona would be entitled to any Mandated Benefits.
In addition, Mr. Bivona would have been entitled to an additional amount (the “Gross Up Payment”) if any payment made to him became subject to the excess tax provided for in Section 409A of the Internal Revenue Code (a “409A Violation”). The Gross Up Payment would have equaled an amount such that after Mr. Bivona’s payment of all taxes, interest, and penalties imposed on the Gross Up Payment, he retained an amount of the Gross Up Payment equal to the sum of (A) the interest under Section 409A(a)(1)(B)(i)(I) of the Internal Revenue Code (the “Code”) resulting from the 409A Violation; (B) the additional tax under Section 409A(a)(1)(B)(i)(II) of the Code resulting from such 409A Violation; (C) any penalties resulting from such 409A Violation; and (D) if Mr. Bivona recognized income prior to the taxable year that the income would have been included in his gross income in the absence of such 409A Violation, the amount of the taxes on the income recognized other than the additional tax under subclause (B). LaJobi would also have had to indemnify Mr. Bivona for all costs, expenses, and reasonable attorney’s and paralegal’s fees incurred by him as a result of any audit by any tax authorities to the extent the same relates to the tax consequences of such 409A Violation (the “Indemnified Amount”).
The value of SAR, RSU and restricted stock acceleration applicable in the event of Mr. Bivona’s death, disability or retirement is included in the tables above captioned “Termination as a Result of Disability or Death”, and “Termination as a Result of Retirement.” Also see the “Change in Control” table above for a description of equity award acceleration amounts in the event that the Compensation Committee had used its discretion to vest all outstanding equity awards, including those held by Mr. Bivona, in full.

As a result of the termination of Mr. Bivona’s employment as of March 14, 2011, Mr. Bivona received his salary through his final day of active employment, any unreimbursed expenses and any accrued but unused vacation pay. He may also be entitled to any benefits mandated under COBRA. In addition, all of his vested and unvested options and SARs, as well as unvested shares of restricted stock and RSUs were forfeited as of such date.
Mr. Sabin
In the event that Mr. Sabin’s employment is terminated for reason other than Cause (as defined in his employment agreement) or other than his own voluntary resignation, he will be eligible to receive: (i) his salary through his final date of active employment, any unreimbursed expenses and any accrued but unused vacation pay; and (ii) as severance, 12 months of (a) Base Salary continuation ($475,000, assuming a termination date of 12/31/10), (b) continuation of participation in the Benefit Plans ($13,034), for a total of $488,034 (for (ii)(a) and (b)). In the event Mr. Sabin breaches the confidentiality, non-solicitation or non-disparagement provisions of his employment agreement, and such breach is either willful and not inconsequential, or material and not cured promptly after notice, he shall not be entitled to any payments or benefits under his employment agreement or the Severance Policy.
The value of SAR and RSU acceleration applicable in the event of Mr. Sabin’s death or disability is included in the tables above captioned “Termination as a Result of Disability or Death”. Also see “Change in Control” table above for a description of equity award acceleration amounts in the event that the Compensation Committee uses its discretion to vest all outstanding equity awards, including those held by Mr. Sabin, in full.
2010 Director Compensation (1)

						Change in
						Pension Value
				Option/	Non-Equity	and Nonqualified
	Fees Earned or			SAR	Incentive Plan	Deferred	All Other
	Paid in Cash		Stock	Awards	Compensation	Compensation	Compensation
Name	($)(2)		Awards ($)	(3)(4)(5)($)	($)	Earnings ($)	($)		Total ($)
Raphael Benaroya	31,000		n/a	81,750	n/a	n/a	n/a		112,750
Mario Ciampi	32,750		n/a	81,750	n/a	n/a	25,000	(6)	139,500
Fred Horowitz	39,250		n/a	81,750	n/a	n/a	n/a		121,000
Lauren Krueger(7)	5,000	(8)	n/a	n/a	n/a	n/a	n/a		5,000
Hugh Rovit	14,250		n/a	81,750	n/a	n/a	n/a		96,000
Salvatore Salibello	36,250		n/a	81,750	n/a	n/a	n/a		118,000
John Schaefer (7)	18,250		n/a	n/a	n/a	n/a	n/a		18,250
Michael Zimmerman	23,750		n/a	81,750	n/a	n/a	n/a		105,500

(1)	Mr. Crain is not included in the table, as he received no additional compensation for his service as a director. Ms. Krueger disclaims beneficial ownership of the option awards pertaining to her service as director, which terminated as of March 30, 2010.

(2)	Reflects board retainer fees and board and committee attendance fees.

(3)	Reflects the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718, with respect to issuances of SARs to the individuals in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2010 can be found in the Original Filing, in footnote 15 to the Notes to Consolidated Financial Statements.

(4)	Each non-employee director continuing as a director received 15,000 SARs on July 15, 2010 at an exercise price of $8.17, which vest ratably over a five-year period commencing on the first anniversary of the date of grant. Each non-employee director received an option for 15,000 shares on each of September 22, 2009 at an exercise price of $6.63 per share and July 10, 2008 at an exercise price of $7.28 per share, each of which vests ratably over a five-year period commencing on the first anniversary of the date of grant. Each of Messrs. Benaroya, Ciampi, Horowitz, Salibello and Zimmerman received an option for 15,000 shares on December 27, 2007 at an exercise price of $16.77 per share, which vests ratably over a five-year period commencing December 27, 2008. Each of Messrs. Benaroya, Horowitz, Salibello and Zimmerman received an option for 15,000 shares on November 1, 2006 at an exercise price of $15.05 per share, which vests ratably over a five-year period commencing November 1, 2007. Mr. Benaroya received an option for 15,000 shares on May 4, 2005 at an exercise price of $13.06 per share, which vested in full as of December 28, 2005.

(5)	Outstanding option/SAR awards at December 31, 2010 for each person who was a director in 2010 (other than Mr. Crain, whose equity is set forth in the “2010 Outstanding Equity Awards at Fiscal Year End” table above) are as follows:

				Vested Portion of
		Vested Portion of	Outstanding SAR	Outstanding
	Outstanding Option	Outstanding Option	Awards at	SAR Awards at
Name	Awards at 12/31/10	Awards at 12/31/10	12/31/2010	12/31/10
Raphael Benaroya	75,000	45,000	15,000	0
Mario Ciampi	45,000	18,000	15,000	0
Fred Horowitz	60,000	30,000	15,000	0
Hugh Rovit	0	0	15,000	0
Lauren Krueger	0	0	0	n/a
Salvatore Salibello	60,000	30,000	15,000	0
John Schaefer	0	0	0	n/a
Michael Zimmerman	60,000	30,000	15,000	0

(6)	At the request of the Company, Mr. Ciampi was a member of the Board of Directors of TRC through October of 2010. In connection with such service during 2010, the Company paid Mr. Ciampi $25,000.

(7)	Ms. Krueger’s tenure as a director terminated as of March 30, 2010; Mr. Schaefer’s tenure as a director terminated as of July 15, 2010.

(8)	Ms. Krueger’s director’s fees were paid in each case directly to D. E. Shaw & Co., L.P.
Directors who are employees of the Company receive no additional compensation for services as a director (for this reason, Mr. Crain, who served as a director during 2010, is not included in the foregoing tables); however, all directors are reimbursed for out-of-pocket expenses incurred in connection therewith. In addition, the following compensation arrangements applied to each director in 2010 who was not an officer or other employee of the Company (“Non-Employee Directors”): (i) an annual retainer for service as a director of $15,000; (ii) a fee for attendance at each Board meeting of $1,250, except that the Chairman of the Board, if any, receives $2,000 for each Board meeting attended; (iii) a fee for attendance at each Audit Committee meeting of $1,500, except that the Chairman of the Audit Committee receives $2,000 for each Audit Committee meeting attended; and (iv) a fee for attendance at each Board committee meeting, other than the Audit Committee, of $1,250, except that the Chairman of such committee receives $2,000 for each committee meeting attended. In addition, Non-Employee Directors are entitled to reimbursement of $2,000 per day for participation in any directors’ retreat attended during the year (there were none during 2010). Further, it is the current intention of the Board to grant to each Non-Employee Director, on the date of each Annual Meeting of Shareholders immediately following which such Non-Employee Director is serving on the Board, awards under the Company’s Equity Incentive Plan with an aggregate value on the date of grant consistent with the Board’s then-current policy, to the extent such awards are available for issuance under such plan.

Prior to the adoption of the Equity Incentive Plan as of July 10, 2008, Non-Employee Directors were eligible to receive non-qualified stock options under the Company’s 2004 Plan. See “Equity Incentive Plan” above for a description of the material terms of the EI Plan. See “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above for a description of certain provisions of the 2004 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth, as of April 25, 2011, the shares of Common Stock beneficially owned by each director and nominee for director of the Company, each named executive officer of the Company and by all directors and executive officers of the Company as a group. None of the shares of Common Stock beneficially owned by directors or nominees as set forth in the table below constitute directors’ qualifying shares nor have any of the shares set forth in the table below been pledged as security.

					Total Shares of
	Shares of Common		Shares of Common		Common Stock	% of
Name of Director, Officer or	Stock Beneficially		Stock Acquirable		Beneficially	Outstanding
Identity of Group	Owned (1)(14)		Within 60 days (2)(14)		Owned (14)	Common Stock
Raphael Benaroya	18,405	(3)	45,000	(4)	63,405	*
Lawrence Bivona(5)	4,120		0		4,120	*
Mario Ciampi	—		18,000	(6)	18,000	*
Bruce G. Crain(7)	123,174		140,000		263,174	1.2%
Marc S. Goldfarb(8)	16,974		34,820		51,794	*
Frederick Horowitz	—		30,000	(9)	30,000	*
Hugh R. Rovit(10)	—		—		—	N/A
Guy Paglinco(11)	33,906		6,000		39,906	*
David C. Sabin	—		—	(12)	—	N/A
Salvatore Salibello	5,000		30,000	(9)	35,000	*
Michael Zimmerman(13)	4,399,733		30,000	(9)	4,429,733	20.4%
All directors and officers as a group (11 persons**)	4,599,192		333,820		4,933,012	22.4%

*	Less than 1%.

**	Does not include Lawrence Bivona, whose employment with the Company terminated as of March 14, 2011.

(1)	Each individual has the sole power to vote and dispose of the shares of Common Stock set forth in the table, except as provided in footnote 13 below.

(2)	Consists of shares subject to stock options granted by the Company that are exercisable within 60 days of April 25, 2011.

(3)	Excludes 315 shares owned by Mr. Benaroya’s wife, of which Mr. Benaroya disclaims beneficial ownership.

(4)	Excludes 30,000 options not exercisable within 60 days of April 25, 2011; excludes 15,000 SARs that are not exercisable within 60 days of April 25, 2011, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Benaroya.

(5)	All options, SARs, RSUs and shares of restricted stock previously held by Mr. Bivona were forfeited upon the termination of his employment on March 14, 2011. Reflects most recently available public information.

(6)	Excludes 27,000 options not exercisable within 60 days of April 25, 2011: excludes 15,000 SARs that are not exercisable within 60 days of April 25, 2011, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Ciampi.

(7)	Includes 21,250 shares of restricted stock whose restrictions have not lapsed as of April 25, 2011, but with respect to which Mr. Crain has sole voting power; excludes 80,000 options and 28,800 RSUs not exercisable or scheduled to be settled within 60 days of April 25, 2011, which such RSUs, when vested, may be settled, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Crain; and excludes (i) 195,543 SARs, which are all vested but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and (ii) 172,400 SARs that are not exercisable within 60 days of April 25, 2011, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Crain.

(8)	Includes 1,440 shares of restricted stock whose restrictions have not lapsed as of April 25, 2011, but with respect to which Mr. Goldfarb has sole voting power; excludes 9,880 options and 9,600 RSUs not exercisable/scheduled to be settled within 60 days of April 25, 2011, which such RSUs, when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Goldfarb; and excludes (i) 27,000 SARs, which are vested but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and (ii) 58,000 SARs that are not exercisable within 60 days of April 25, 2011, and which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Goldfarb.

(9)	Excludes 30,000 options not exercisable within 60 days of April 25, 2011; excludes 15,000 SARs that are not exercisable within 60 days of April 25, 2011, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Horowitz, Mr. Salibello, or Mr. Zimmerman, as applicable.

(10)	Excludes 15,000 SARs that are not exercisable within 60 days of April 25, 2011, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Rovit.

(11)	Includes 1,000 shares of restricted stock whose restrictions have not lapsed as of April 25, 2011, but with respect to which Mr. Paglinco has sole voting power; excludes 13,140 RSUs which will not vest within 60 days of April 25, 2011, and when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Paglinco; excludes 4,000 options not exercisable within 60 days of April 25, 2011; and excludes (i) 13,160 SARs, which are vested but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and (ii) 38,740 SARs that are not exercisable within 60 days of April 25, 2011, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Paglinco.

(12)	Excludes 20,000 RSUs which will not vest within 60 days of April 25, 2011, and when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Sabin; and excludes 100,000 SARs that are not exercisable within 60 days of April 25, 2011, which, when vested and exercised, may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Sabin.

(13)	See footnote (1) in the “Security Ownership of Certain Beneficial Owners” table set forth below.

(14)	Information provided from public filings of the relevant individuals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth, as of April 25, 2011, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock: (i) the name and address of such owner, (ii) the number of shares beneficially owned, and (iii) the percentage of the total number of shares of Common Stock outstanding so owned.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class*

Prentice Capital Management, LP	4,399,733	(1)	20.3%
623 Fifth Avenue New York, NY 10022

Michael Zimmerman	4,429,733	(1)	20.4%
c/o Prentice Capital Management, LP 623 Fifth Avenue New York, NY 10022

NorthPointe Capital, LLC	1,571,665	(2)	7.3%
101 W. Big Beaver, Suite 745 Troy, Michigan 48084

Barclays Global Investors, NA	1,247,784	(3)	5.8%
Barclays Global Fund Advisors 400 Howard Street San Francisco, CA 94105

Dimensional Fund Advisors LP	1,240,924	(4)	5.7%
Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746

BlackRock, Inc.	1,210,071	(5)	5.6%
40 East 52nd Street New York, NY 10022

DePrince, Race & Zollo, Inc.	1,154,749	(6)	5.3%
250 Park Ave. South, Suite 250 Winter Park, Florida 32789

*	Note that because the beneficial ownership of certain of the shares of Common Stock listed herein is shared by certain of such beneficial owners, as determined pursuant to the rules of the SEC, the percentages set forth in this table aggregate to a higher number than would be reflected without the listing of such shared ownership.

(1)	Based on a Schedule 13D filed on August 14, 2006 by Prentice Capital Management, L.P. (“Prentice”) and Michael Zimmerman as reporting persons (the “Prentice 13D”) and information provided to us by Prentice and Mr. Zimmerman subsequent to such filing. Prentice serves as investment manager to private investment funds and managed accounts (the “Managed Entities”), and as such, has voting and dispositive authority over the shares beneficially owned by such Managed Entities, and may therefore be deemed to be the beneficial owner of such shares. Prior to April 13, 2010, the Managed Entities and the numbers of shares of our common stock owned by them were as follows:

Prentice Capital Partners, LP	100,340
Prentice Capital Partners QP, LP	484,357
Prentice Capital Offshore, Ltd	1,063,272
GPC XLIII, LLC	230,335
S.A.C. Capital Associates, LLC	1,289,504
PEC I, LLC	351,979
Prentice Special Opportunities Master, L.P.	646,252
Prentice Special Opportunities, LP	233,694

As of April 13, 2010, all the shares of Common Stock of the Company owned by the entities set forth above other than S.A.C. Capital Associates, LLC (the “Original Entities”) were transferred to Prentice Consumer Partners, LP, an affiliate of Prentice and the Original Entities. As a result, Prentice Consumer Partners, LP is bound by, and has become a party to, the IRA in the place of the Original Entities. Therefore, subsequent to April 13, 2010, the Managed Entities consist of: Prentice Consumer Partners, LP (owning 3,110,229 shares) and S.A.C. Capital Associates, LLC (owning 1,289,504 shares).

Mr. Zimmerman is the managing member of Prentice Management GP, LLC, the general partner of Prentice, and a manager of Prentice Consumer Partners, LP. As such, he may be deemed to control Prentice and the Managed Entities, and may therefore also be deemed to be the beneficial owner of the shares beneficially owned by such listed entities. In addition, Prentice and Mr. Zimmerman may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, and have reported shared voting and dispositive power with respect to the shares listed as beneficially owned by the listed entities in the table, however, each of Prentice and Mr. Zimmerman disclaims beneficial ownership of all such shares, except to the extent of their pecuniary interest therein. In addition, Mr. Zimmerman was granted options to purchase 15,000 shares of Common Stock on each of November 1, 2006, December 27, 2007, July 10, 2008, and September 22, 2009 for his service as a director of the Company, as well as 15,000 SARs on July 15, 2010. Each such grant vests ratably over a 5-year period commencing on the first anniversary of the date of grant. As a result, the number of shares reported in the table as beneficially owned by Mr. Zimmerman includes options to purchase 30,000 shares of Common Stock, all of which are currently vested.

(2)	Based on a Schedule 13G filed on February 15, 2011 (the “NorthPointe 13G”) by NorthPointe Capital, LLC, the securities reported in the NorthPointe 13G are beneficially owned by one or more open end investment companies or other managed accounts which are advised by NorthPointe Capital, LLC (“NorthPointe”), a registered investment adviser. Ownership is reported as of 12/31/2010. Pursuant to the NorthPointe 13G, NorthPointe has the sole power to vote or to direct the vote of 1,316,270 of the shares reported thereon, and the sole power to dispose or direct the disposition of all shares reported thereon. As reported in the NorthPointe 13G, the clients of NorthPointe, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive dividends from as well as the proceeds from the sale of the securities included in such report. As of 12/31/2010, no client’s interest related to more than 5%.

(3)	As reported in a Schedule 13G filed on February 5, 2009 (the “Barclays 13G”) by the Barclays entities described below. Barclays Global Investors, NA (a bank) has the sole power to vote or direct the vote with respect to 387,051 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 487,142 of the shares covered by the report; Barclays Global Fund Advisors (an investment advisor) has the sole power to vote or direct the vote with respect to 560,869 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 749,581 of the shares covered by the report; and Barclays Global Investors, Ltd (a non-US institution) has the sole power to dispose or direct the disposition with respect to 11,061 of the shares covered by the report. In addition, Barclays Global Investors Japan Limited (a non-US institution), Barclays Global Investors Canada Limited (a non-US institution), Barclays Global Investors Australia Limited (a non-US institution), Barclays Global Investors (Deutschland) AG (a non-US institution), although they report no beneficial ownership, are reporting persons under the Barclays 13G. The Barclays 13G states that the shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts.

(4)	As reported in Amendment No. 4 to Schedule 13G filed on February 11, 2011 by Dimensional Fund Advisors LP (the “Dimensional 13G/A”). Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional or its subsidiaries possess investment and/or voting power over the securities described in the Dimensional 13G/A that are owned by the Funds, and may be deemed to be the beneficial owner of such securities. Dimensional has reported the sole power to vote or direct the vote with respect to 1,230,331 of the shares covered by the Dimensional 13G/A, and the sole power to dispose or direct the disposition of all shares covered by the Dimensional 13G/A (1,240,924), however, all such securities are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, as reported in the Dimensional 13G/A, the interest of any one such Fund does not exceed 5% of the class of such securities.

(5)	As reported in a Schedule 13G filed on February 7, 2011 (the “BlackRock 13G”), by Blackrock, Inc. (“Blackrock”) as a parent holding company or control person. The Blackrock 13G states that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the securities reported thereon. The Blackrock 13G reports that Blackrock has sole voting and dispositive power with respect to all of the securities covered by the report, stating that no one person’s interest is more than five percent of the total outstanding common shares of the Company. The following entities are listed as subsidiaries beneficially owning 5% or greater of the outstanding shares being reported on by the parent holding company or control person: BlackRock Institutional Trust Company, N.A.; BlackRock Fund Advisors; BlackRock Advisors, LLC; and BlackRock Investment Management, LLC.

(6)	In accordance with a Schedule 13G/A filed on February 11, 2011, DePrince, Race & Zollo, Inc., an investment adviser, has the sole power to vote and dispose of all of the shares covered by its Schedule 13G.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information, as of December 31, 2010, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

			Weighted-	Number of securities
			average exercise	remaining available for
	Number of securities to		price of	future issuance under
	be issued upon exercise		outstanding	equity compensation plans
	of outstanding options,		options, warrants	(excluding securities
Plan Category	warrants and rights (a)		and rights (b)	reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	1,795,688	(2)	$7.71	956,389	(3)
Equity compensation plans not approved by security holders	20,000	(4)	$16.05	0

Total	1,815,688		$7.80	956,389

(1)	The plans are the Company’s Equity Incentive Plan (“EIP”); 2004 Stock Option, Restricted and Non-Restricted Stock Plan (“2004 Option Plan”); and 2009 Employee Stock Purchase Plan (“2009 ESPP”).

(2)	Includes securities to be issued upon the exercise of stock options issued under the EIP and the 2004 Option Plan, and, to the extent settled in common stock, upon the exercise of stock appreciation rights (“SARs”) issued under the EIP (such SARs may be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion), in each case outstanding as of December 31, 2010. Excludes 50,000 SARs issued and includes 133,600 SAR’s forfeited/cancelled after December 31, 2010. Includes 37,200 options that were forfeited/cancelled after December 31, 2010. Does not include a total of 174,730 Restricted Stock Units (“RSUs”) outstanding under the EIP as of December 31, 2010 and 15,000 RSUs issued after December 31, 2010, which are not subject to an exercise price and may also be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion.

(3)	The EIP was approved by the shareholders of the Company at the Annual Meeting of Shareholders on July 10, 2008. On such date, the EIP became effective and the 2004 Option Plan terminated (and no further awards could be made thereunder). A total of 956,389 shares of Common Stock remained available as of December 31, 2010 that may be subject to, delivered in connection with, and/or available for awards under the EIP (which awards may be in the form of stock options, stock appreciation rights, restricted stock, stock units, non-restricted stock, dividend equivalent rights or any combination of the foregoing). Note that in connection with the grant of a stock option or other award (other than a full value award, as defined in the EIP), the number of shares of Common Stock available for issuance under the EIP will be reduced by the number of shares in respect of which such option or other than full-value award is granted or denominated. If full value awards are granted, each full value award will reduce the total number of shares available for issuance under the EIP by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award is granted. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EIP, provided that to the extent any such expired, canceled, forfeited, or otherwise terminated award (or portion thereof) was a full value award, the number of shares of Common Stock that may again be the subject of options or other awards granted under the EIP shall increase by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award was granted. The preceding sentence applies to any awards outstanding on the effective date of the EIP under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares. On July 10, 2008, the shareholders of the Company approved the 2009 ESPP, which became effective as of January 1, 2009. As of such date, an aggregate of 200,000 shares of Common Stock became available for issuance under such plan. At December 31, 2010, 60,947 shares were available for issuance under the 2009 ESPP, after giving effect to the 61,149 shares issued thereunder with respect to the 2010 plan year. Includes 65,000 SARs and 15,000 RSUs issued subsequent to December 31, 2010.

(4)	Includes 20,000 shares issuable under stock options granted to Mr. Bruce G. Crain outside of the 2004 Option Plan (due to grant limitations therein) in accordance with the terms of his employment agreement, as amended (the “Crain Employment Agreement”), as material inducement to Mr. Crain becoming President and Chief Executive Officer of the Company. These options (the “Crain Options”) have an exercise price of $16.05 per share, vest ratably over a five-year period commencing on December 4, 2008, and are generally exercisable until December 4, 2017. If the employment of Mr. Crain is terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), the unvested portion of the Crain Option will be cancelled, and any unexercised, vested portion shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the Company terminates the employment of Mr. Crain without Cause or he terminates his employment for Good Reason, the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. If the employment of Mr. Crain is terminated by the Company as a result of his death or Disability (as defined in the Crain Agreement), the Crain Option will become immediately vested to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term. In the event of a Change of Control (as defined in the Crain Agreement), whether or not termination of employment occurs, the Crain Option will become immediately vested. If the Company terminates Mr. Crain’s employment without Cause and a Change in Control occurs within six months of the date of such termination, the portion of the Crain Option that remains unvested shall become vested and exercisable on the date of such Change in Control, and any unexercised portion of the Crain Option shall remain exercisable for the shorter of one year following the date of the Change of Control and the remainder of their term.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
Lawrence Bivona, the President of LaJobi until March 14, 2011, along with various family members, established L&J Industries in Asia to provide quality control, compliance and other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, the Company had used the full-time services of approximately 28 employees of L&J Industries for such quality control and other services. To the Company’s knowledge, L&J Industries ceased operations in June 2010, thereby terminating the affiliated relationship. However, the Company continues to utilize the services of approximately 28 such individuals, and is in the process of establishing subsidiaries in Thailand and China, through which the Company intends to directly employ these quality control individuals in the future. For the year ended December 31, 2010, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $1.0 million related to the services provided, based on the actual, direct costs incurred (by L&J Industries or otherwise) for the services of such individuals.

CoCaLo contracts for warehousing and distribution services from a company that, until October 15, 2009, had a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an employee of the Company until December 31, 2010. As of 2010, this company is owned by unrelated parties but the spouse of Renee Pepys Lowe is still a manager of the business. For the year ended December 31, 2010, CoCaLo paid approximately $2.2 million to such company for such services, and has paid approximately $0.6 million for such services for the first quarter of 2011.
As of August 10, 2006, the Company entered into the IRA with the Prentice Buyers and Laminar, pursuant to which the Company has, subject to specified limitations, agreed to nominate for election with respect to all stockholders meetings or consents concerning the election of members of the Board, two Prentice Directors and two Laminar Directors (such right was terminated with respect to Laminar in June of 2010 upon its sale of all of the Company’s Common Stock held by it). The current Prentice Directors are Messrs. Ciampi and Zimmerman. Mr. Ciampi is a partner of Prentice, and a manager and member of one of the current Prentice Buyers, and Mr. Zimmerman is the Managing Member of the general partner of Prentice, a manager of one of the current Prentice Buyers and the CEO of Prentice. The most recent previous Laminar Director was Mr. Schaefer, until July 15, 2010 (Ms. Krueger resigned from the Board effective March 30, 2010 in connection with her resignation from her employment with an affiliate of Laminar). Mr. Schaefer was a director of an affiliate of Laminar during 2008 until February 2009, and Ms. Krueger was an executive officer of an affiliate of Laminar until March 31, 2010. The Company has also granted certain registration rights to Prentice and Laminar (which rights were exercised by, and subsequently terminated with respect to, Laminar in June of 2010 upon its sale of all of the Company’s Common Stock held by it). See the Company’s Current Report on Form 8-K dated August 14, 2006, with respect to further details regarding the IRA. In addition, Mr. Benaroya, the Chairman of the Board of the Company, was a consultant for an affiliate of Laminar (until March 2010).
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
Independence Determinations
The Board undertakes a review of director independence each year, and last conducted such a review in July 2010 (the “July Review”). During the July Review, the Board considered transactions and relationships between (i) each then-director, entities with which such director is affiliated and/or any member of such director’s immediate family and (ii) the Company and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that such director is “independent” in accordance with applicable rules and regulations of the NYSE, applicable law, and the rules and regulations of the SEC. The Board based its determinations primarily on a review of the responses of such persons to questions regarding employment and compensation history, affiliations and family and other relationships between the Company, the directors, and entities with which such directors are affiliated, discussions and analyses with respect to the foregoing, and the recommendations of the Nominating/Governance Committee.
As a result of the July Review and similar reviews conducted prior thereto, as well as the directors’ responses to the Company’s 2011 questionnaire with respect to independence matters, distributed in March of 2011, the Board affirmatively determined that all persons who served as directors of the Company during any part of the 2010 calendar year, and current directors, were and are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Crain, and as of April 22, 2009, Mr. Benaroya. Each current member of the Company’s Compensation Committee, Nominating/Governance Committee and Audit Committee is independent is accordance with such standards as well. Mr. Crain is not independent as a result of his employment as President and CEO of the Company. Mr. Benaroya is not independent as of April 22, 2009, as a result of his expanded role as Chairman of the Board (which terminated in October of 2009).

In determining that each of the other directors is or was (for the period that such individual was a director) independent, in addition to confirming that none of the automatic disqualifications required by the NYSE are (or were) applicable to such directors, the Board also affirmatively determined that each such person has (or had) no direct or indirect material relationship with the Company or its subsidiaries. In making these determinations, the NYSE has noted that as its concern is independence from management, it does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding. As stated above, none of the automatic disqualifications were applicable to any individuals who were directors during 2010. Certain directors have relationships with other directors and/or stockholders of the Company and the Company from time to time has relationships with entities with which certain of such persons are affiliated. All such relationships were considered by the Board in making its independence determinations, whether or not expressly prohibited by the NYSE.
The Board’s specific determinations with respect to “material relationships” for each individual who was a director at any time during 2010 (for such period that such individual was a director, as applicable), other than Messrs. Crain and Benaroya, who were not deemed to be independent, are set forth below.
Mr. Ciampi (current director, Prentice designee):
Relevant Facts: Mr. Ciampi is a partner of Prentice, and a manager and member of an affiliate of Prentice. In addition, Mr. Ciampi was a member of the Board of Directors of The Russ Companies, Inc. (“TRC”), the buyer of the Company’s former gift business, as a designee of the Company, until October of 2010, and was paid $25,000 by the Company for his service during 2010. The Company owns 19.9% of the common stock of TRC, licenses certain intellectual property to TRC, and is the payee under a note from TRC.
Determination: Mr. Ciampi’s relationship with Prentice (and an affiliate of Prentice) do not constitute direct relationships with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As a partner of Prentice, which owns approximately 20.3% of the Company’s outstanding stock and is a party to the IRA, and a manager and member of an affiliate of Prentice, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Ciampi’s positions with Prentice entities did not affect its determination that he is independent. Finally, Mr. Ciampi’s relationship with TRC (for the relevant period) did not constitute a direct relationship with the Company or its consolidated subsidiaries. Based on the fact that Mr. Ciampi was a director of TRC (for the relevant period) at the request of the Company, and not a shareholder, partner or officer thereof, the Board also determined that this indirect relationship with the Company was not material.
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

Determination: Ms. Krueger’s relationship with the D.E. Shaw entities did not constitute a direct relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As an officer of an affiliate of Laminar, which owned approximately 20.3% of the Company’s outstanding stock (until June 2010) and was a party to the IRA, she may be deemed to have had an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Ms. Krueger’s position with the D.E. Shaw entities did not affect its determination that she was independent.
Mr. Rovit (current director): As Mr. Rovit has no direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he was deemed independent.
Mr. Salibello (current director): As Mr. Salibello has no direct or indirect relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he was deemed independent.
Mr. Schaefer (director until July 15, 2010; Laminar designee until June 2010):
Relevant Facts: Mr. Schaefer served on the board of directors of a company controlled by Laminar during 2009.
Determination: As his relationship with the affiliate of Laminar during 2009 was not a relationship with the Company or its subsidiaries (and the Company has no parents in a consolidated group), he had no direct relationship with the Company. In addition, as only a director of an affiliate of Laminar in 2009, he was deemed independent.
Mr. Zimmerman (current director; Prentice designee):
Relevant Facts: Mr. Zimmerman is the Managing Member of the general partner of Prentice, the Chief Executive Officer of Prentice, and a manager of an affiliate of Prentice. According to the Prentice Schedule 13D (defined in footnote (1) to the “Security Ownership of Certain Beneficial Owners” chart herein), Mr. Zimmerman may be deemed to be the beneficial owner of the shares of Common Stock purchased by the Prentice Buyers (although he disclaims beneficial ownership of such shares).
Determination: Mr. Zimmerman’s relationships with Prentice entities do not constitute direct relationships with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As an executive officer of Prentice, which owns approximately 20.3% of the Company’s outstanding stock and is a party to the IRA (and as the managing member of the general partner of Prentice as a manager and member of an affiliate of Prentice), he may be deemed to have indirect relationships with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Zimmerman’s positions with Prentice entities (including his potential deemed beneficial ownership of the Company’s Common Stock held thereby) did not affect its determination that he is independent.
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
AUDIT FEES
The aggregate fees billed by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2010 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for the year ended December 31, 2010, and certifications, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year) were $985,387. The aggregate fees billed by KPMG for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2009 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2009, and certifications, and services that are normally provided in connection with statutory and regulatory filings for such year) were $747,820.
AUDIT-RELATED FEES
The aggregate fees billed by KPMG for services that are reasonably related to the performance of the audit of the Company’s financial statements that are not already reported above under the caption “Audit Fees” totaled $47,000 for the fiscal year ended December 31, 2010, and $48,500 for the year ended December 31, 2009, which fees were billed in each year for employee benefit plan audits.
TAX FEES
The aggregate fees billed by KPMG for professional services for tax advisory services totaled $72,770 for the fiscal year ended December 31, 2010 and $12,000 for the year ended December 31, 2009.
ALL OTHER FEES
Other than as set forth above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” there were no other services rendered or fees billed by KPMG for the year ended December 31, 2010 or for the year ended December 31, 2009.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
Under its charter, the Audit Committee has the sole authority to retain and replace the Company’s independent registered public accounting firm, and to approve, in advance, all audit engagement fees and terms, as well as all non-audit engagements permitted by law with the independent registered public accounting firm. Each of the individual engagements for the services described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2010 and 2009 were approved by the Audit Committee in advance of the engagement of KPMG for any such services in accordance with the provisions of Regulation S-X Rule 2-01(c)(7)(i)(A).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Report.
1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts—Years Ended December 31, 2010, 2009 and 2008
Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.
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
4.9
Third Amendment and Waiver to Credit Agreement, dated as of March 30, 2011, among Kid Brands, Inc.; Kids Line, LLC; Sassy, Inc.; I&J HoldCo, Inc.; LaJobi, Inc.; and CoCaLo, Inc.; the financial institutions party thereto or their assignees (the “Lenders”); and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders.(27)

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

10.9	Amended and Restated Trademark Purchase Agreement dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (17)
10.10	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)
10.11	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(18)
10.12	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-restricted Stock Plan*(18)

10.13	Incentive Compensation Program adopted on March 11, 2005*(19)
10.14	Employment Agreement dated July 27, 2005, effective August 1, 2005, between Kid Brands, Inc., and Mr. Anthony Cappiello*(20)
10.15	Employment Agreement dated September 26, 2005, between Kid Brands, Inc., and Marc S. Goldfarb*(21)
10.16	Amended and Restated 2004 Employee Stock Purchase Plan effective January 3, 2006*(22)
10.17	Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(23)
10.18	Employment Agreement dated as of December 4, 2007, between the Company and Bruce G. Crain*(24)
10.19	Bruce G. Crain Incentive Compensation Letter*(10)
10.20	Stockholders Agreement dated as of December 23, 2008, among Kid Brands, Inc.; The Russ Companies, Inc.; and Encore Investors II, Inc.(4)
10.21	License Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (4)
10.22	Licensor Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC; Wells Fargo Bank; National Association; and the Russ Companies, Inc.(4)
10.23	Transition Services Agreement dated as of December 23, 2008, between Kid Brands, Inc., and The Russ Companies, Inc. (4)
10.24	Secured Promissory Note dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc., for the benefit of Kid Brands, Inc.(4)
10.25	Guaranty dated as of December 23, 2008, among The Encore Group, Inc.; the other guarantors specified therein; and Kid Brands, Inc. (4)
10.26	Subordinated Security Agreement dated as of December 23, 2008, among The Russ Companies, Inc.; The Encore Group, Inc.; the other parties specified therein; and Kid Brands, Inc.(4)
10.27	Inter-Creditor Agreement dated as of December 23, 2008, between Kid Brands, Inc., and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc.(4)
10.28	Amended and Restated Change in Control Severance Plan*(4)
10.29	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(8)
10.30	Equity Incentive Plan*(25)
10.31	2009 Employee Stock Purchase Plan*(25)
10.32	Employment Agreement dated as of April 2, 2008, between LaJobi, Inc., and Lawrence Bivona*(8)
10.33	Employment Agreement dated as of April 2, 2008, between CoCaLo, Inc., and Renee Pepys Lowe*(8)
10.34	Employment Agreement dated as of June 25, 2008, between Sassy, Inc., and Fritz Hirsch*(8)
10.35	Letter dated as of April 22, 2009, between the Compensation Committee of the Board of Directors and Mr. Benaroya*(26)
10.36	Form of Equity Incentive Plan Stock Option Agreement*(6)
10.37	Form of Equity Incentive Plan Restricted Stock Agreement*(6)
10.38	Form of Equity Incentive Plan Stock Appreciation Right Agreement*(6)
10.39	Form of Equity Incentive Plan Restricted Stock Unit Agreement*(6)
10.40	Employment Agreement dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin* (15)
10.41	Employment Agreement dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.* (15)
10.42	Sublease, effective as of September 30, 2010, between The Capital Group Companies, Inc. and Kids Line, LLC(27)
10.43	Landlord Consent to Kids Line Sublease, effective as of September 30, 2010(27)
10.44	Irrevocable Standby Letter of Credit from Bank of America, dated October 26, 2010(27)
21.1	List of Subsidiaries(27)
23	Consent of Independent Registered Public Accounting Firm(27)
31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002(27)
31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002(27)
31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002(27)
32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002(27)
32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	represent management contracts or compensatory plans or arrangements

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2004

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007

(4)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008

(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008

(9)	Incorporated by reference to Current Report on Form 8-K filed on April 8, 2008

(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(11)	Incorporated by reference to Current Report on Form 8-K filed on March 23, 2009

(12)	Incorporated by reference to Registration Statement No. 2-88797 on Form S-1 filed on February 2, 1984

(13)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003

(15)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009

(16)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(20)	Incorporated by reference to Current Report on Form 8-K filed on August 2, 2005

(21)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2005

(22)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005

(23)	Incorporated by reference to Current Report on Form 8-K filed on July 17, 2007

(24)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2007

(25)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008

(26)	Incorporated by reference to the Annual Report on Form 10K/A for the year ended December 31, 2008

(27)	Incorporated by reference to the Original Filing

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC. (Registrant)

May 2, 2011	By:	/s/ GUY A. PAGLINCO

Date		Guy A. Paglinco
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