Form 10-Q
period 2011-03-31
KID BRANDS, INC
filed 2011-05-10
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock, as of May 4, 2011 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,650,245

KID BRANDS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,549	$1,075
Accounts receivable- trade, less allowances of $7,267 in 2011 and $6,934 in 2010	50,063	55,270
Inventories, net	52,046	48,564
Prepaid expenses and other current assets	3,254	3,843
Income tax receivable	205	307
Deferred income taxes, net	6,433	6,372

Total current assets	113,550	115,431
Property, plant and equipment, net	5,091	5,030
Intangible assets	76,465	77,154
Note receivable, net allowance of $16,814 in 2011 and $16,648 in 2010	—	—
Deferred income taxes, net	41,793	41,626
Other assets	2,685	3,255

Total assets	$239,584	$242,496

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,533	$13,526
Short-term debt	22,660	18,595
Accounts payable	17,189	22,940
Accrued expenses	18,307	16,954
Income taxes payable	341	207

Total current liabilities	72,030	72,222
Income taxes payable non-current	37	37
Deferred income taxes	337	332
Long-term debt	37,750	41,000
Other long-term liabilities	997	923

Total liabilities	111,151	114,514

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at March 31, 2011 and December 31, 2010	2,674	2,674
Additional paid-in capital	89,673	90,645
Retained earnings	134,836	135,049
Accumulated other comprehensive income	482	503
Treasury stock, at cost 5,077,535 and 5,162,354 shares at March 31, 2011 and December 31, 2010, respectively	(99,232)	(100,889)

Total shareholders’ equity	128,433	127,982

Total liabilities and shareholders’ equity	$239,584	$242,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Net sales	$59,836	$61,474

Cost of sales	43,570	42,806

Gross profit	16,266	18,668

Selling, general and administrative expenses	15,370	12,013

Income from operations	896	6,655

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,102)	(1,181)
Interest and investment income	3	—
Other, net	42	228

	(1,057)	(953)

(Loss) income before income tax provision	(161)	5,702

Income tax provision	52	2,234

Net (loss) income	$(213)	$3,468

Net (loss) income per share:
Basic	$(0.01)	$0.16

Diluted	$(0.01)	$0.16

Weighted average shares:
Basic	21,633,000	21,578,000

Diluted	21,633,000	21,811,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(213)	$3,468
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	992	898
Amortization of deferred financing costs	229	231
Provision for customer allowances	8,150	8,915
Provision for inventory reserve	485	—
Share-based compensation expense	466	389
Deferred income taxes	(223)	1,628
Change in assets and liabilities:
Accounts receivable	(2,904)	(10,350)
Income tax receivable	102	160
Inventories	(3,929)	6,336
Prepaid expenses and other current assets	595	1,086
Other assets	456	15
Accounts payable	(5,748)	(5,405)
Accrued expenses	1,274	989
Income taxes payable	134	500

Net cash (used in) provided by operating activities	(134)	8,860

Cash flows from investing activities:
Capital expenditures	(364)	(91)

Net cash used in investing activities	(364)	(91)

Cash flows from financing activities:
Proceeds from issuance of common stock	243	229
Excess tax benefit from stock-based compensation	(24)	—
Repayment of long-term debt	(3,243)	(3,236)
Net borrowing (payment) on revolving credit facility	4,065	(4,600)

Net cash provided by (used in) financing activities	1,041	(7,607)

Effect of exchange rate changes on cash and cash equivalents	(69)	(22)

Net increase in cash and cash equivalents	474	1,140
Cash and cash equivalents at beginning of period	1,075	1,593

Cash and cash equivalents at end of period	$1,549	$2,733

Cash paid during the period for:
Interest	$877	$1,451
Income taxes	$35	$—
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
The Company’s operations, which currently consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), each direct or indirect wholly-owned subsidiaries of KID, design, manufacture through third parties and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 10-K”).
The Company evaluates all subsequent events prior to filing.
NOTE 2 — SHAREHOLDERS’ EQUITY
Share-Based Compensation
As of March 31, 2011, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans. As of March 31, 2011, there were 20,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At March 31, 2011, 1,084,699 shares were available for issuance under the EI Plan.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At March 31, 2011, 60,947 shares were available for issuance under the 2009 ESPP.
Impact on Net Income
The components of share-based compensation expense follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock option expense	$116	$159
Restricted stock expense	79	100
Restricted stock unit expense	59	20
SAR expense	178	77
2009 ESPP expense	34	33

Total share-based payment expense	$466	$389

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three months ended March 31, 2011 and 2010. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.
The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are included below for SARs only, as there were no stock options issued during the three months ended March 31, 2011 or 2010. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.
Stock Options
Stock options are rights to purchase the Company’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Nonqualified Stock Options (stock options which are not Incentive Stock Options). There were no stock options issued during the three months ended March 31, 2011 and 2010.
As of March 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $1.2 million, and is expected to be recognized over a weighted-average period of 2.1 years.
Activity regarding outstanding stock options for the three months ended March 31, 2011 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2010	704,175	$13.53
Options Granted	—	—
Options Forfeited/Cancelled*	(37,200)	$13.65

Options Outstanding as of March 31, 2011	666,975	$13.52

Option price range at March 31, 2011	$6.63-$34.05

*	See disclosure below regarding forfeitures.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The aggregate intrinsic value of the unvested and vested outstanding stock options was $59,250 and $239,250 at March 31, 2011 and December 31, 2010, respectively. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. No stock options were exercised during the three months ended March 31, 2011 or 2010, respectively. There were no stock options vested for the three months ended March 31, 2011.
A summary of the Company’s unvested stock options at March 31, 2011 and changes during the three months ended March 31, 2011 is as follows:

		Weighted Average Grant
Unvested stock options	Options	Date Fair Value
Unvested at December 31, 2010	278,200	$5.22
Granted	—	$—
Vested	—	$—
Forfeited/cancelled*	(16,800)	$5.21

Unvested stock options at March 31, 2011	261,400	$5.22

*	See disclosure below regarding forfeitures.
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
During the three months ended March 31, 2011 and 2010, respectively, there were no shares of restricted stock issued under the EI Plan or otherwise. At March 31, 2011 and December 31, 2010, there were 26,690 and 29,270 shares of unvested restricted stock outstanding, respectively. These restricted stock grants have vesting periods ranging from four to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of the Company’s Common Stock effective on the date the award is made.
A summary of the Company’s unvested restricted stock at March 31, 2011 and changes during the three months ended March 31, 2011 is as follows:

		Weighted Average Grant
Unvested Restricted Stock	Restricted Stock	Date Fair Value
Unvested at December 31, 2010	29,270	$15.91
Granted	—	$—
Vested	—	$—
Forfeited/cancelled*	(2,580)	$13.65

Unvested restricted stock at March, 31, 2011	26,690	$16.13

*	See disclosure below regarding forfeitures.
As of March 31, 2011, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $0.3 million, and is expected to be recognized over a weighted-average period of 0.9 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the consolidated balance sheets. There were 10,000 and 147,250 RSU’s issued to employees of the Company during the three months ended March 31, 2011 and 2010, respectively.

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
A summary of the Company’s unvested RSUs at March 31, 2011 and changes during the three months ended March 31, 2011 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2010	174,730	$5.22
Granted	10,000	$8.50
Vested	(26,250)	$5.01
Forfeited/cancelled*	(13,400)	$5.03

Unvested at March 31, 2011	145,080	$5.50

*	See disclosure below regarding forfeitures.
As of March 31, 2011, there was approximately $0.8 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.7 years.
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. There were 50,000 and 423,250 SARs granted during the three months ended March 31, 2011, and 2010, respectively. SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.
The assumptions used to estimate the weighted average fair value of the SARs granted during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.03%	2.36%
Volatility	1.04%	0.830%
Expected term (years)	3.0	5.0
Weighted-average fair value of SARs granted	$5.42	$3.34

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Activity regarding outstanding SARs for the three months ended March 31, 2011 is as follows:

	All SARs Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2010	1,111,513	$4.17
SARs Granted	50,000	$8.50
SARs Exercised	(1,100)	$5.54
SARs Forfeited/Cancelled*	(133,600)	$2.82

SARs Outstanding as of March 31, 2011	1,026,813	$4.55

SAR price range at March 31, 2011	$1.36-9.86

*	See disclosure below regarding forfeitures.
The aggregate intrinsic value of the unvested and vested outstanding SARs at March 31, 2011 and December 31, 2010 was $3.0 million and $4.9 million, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. There were 1,100 (all of which were settled in cash) and 0 SARs exercised for the three months ended March 31, 2011 and 2010, respectively.
A summary of the Company’s unvested SARs at March 31, 2011 and changes during the three months ended March 31, 2011 is as follows:

		Weighted-Average Grant
	Shares	Date Value Per Share
Unvested at December 31, 2010	888,830	$2.90
Granted	50,000	$5.42
Vested	(130,550)	$2.31
Forfeited*	(84,200)	$2.04

Unvested at March 31, 2011	724,080	$3.28

*	See disclosure below regarding forfeitures.
As of March 31, 2011, there was approximately $2.2 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.5 years.
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
Restricted Stock/RSU Forfeitures
All of the forfeited Restricted Stock and RSUs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested Restricted Stock and RSUs. Pursuant to the award agreements governing the outstanding Restricted Stock and RSUs, upon a grantee’s termination of employment, such grantee’s outstanding unvested Restricted Stock and RSUs are forfeited, except in the event of disability or death, in which case all restrictions lapse.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. At March 31, 2011, 60,947 shares were available for issuance under the 2009 ESPP. At March 31, 2011, there were 126 enrolled participants in the 2009 ESPP.
The fair value of each option granted under the 2009 ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0%	0%
Risk-free interest rate	0.29%	0.45%
Volatility	73.5%	89.2%
Expected term (years)	1.0	1.0
Expected volatilities are calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options granted under the 2009 ESPP is one year, or the equivalent of the annual plan year.
NOTE 3 — WEIGHTED AVERAGE COMMON SHARES
Earnings per share (“EPS”) under the two-class method, is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining the number of common shares outstanding, earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared.
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
The weighted average common shares outstanding included in the computation of basic and diluted net (loss)/income per share is set forth below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Weighted average common shares outstanding-Basic	21,633	21,578
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	—	233

Weighted average common shares outstanding assuming dilution	21,633	21,811

The computation of diluted net (loss) per common share for the three months ended March 31, 2011 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.8 million shares of common stock, because their inclusion would have been anti-dilutive due to the loss incurred during the period. The computation of diluted net income per common share for the three months ended March 31, 2010 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.3 million shares of common stock because their inclusion would have been anti-dilutive due to their exercise price exceeding the average market price of the common stock during such period.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 4 — DEBT
Consolidated long-term debt at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Term Loan (Credit Agreement)	$50,750	$54,000
Note Payable (CoCaLo purchase)	533	526

Total	51,283	54,526
Less current portion	13,533	13,526

Long-term debt	$37,750	$41,000

At March 31, 2011 and December 31, 2010, there was approximately $22.7 million and $18.6 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At March 31, 2011 and December 31, 2010, Revolving Loan Availability was $27.2 million and $28.3 million, respectively.
As of March 31, 2011 the applicable interest rate margins were: 2.75% for LIBOR Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2011 were as follows:

	At March 31, 2011
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.01%	5.00%
Term Loan	3.06%	5.00%
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
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At March 31, 2011, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.
Under the terms of the Credit Agreement, the Company is required to comply with the following financial covenants: (a) a quarterly minimum Fixed Charge Coverage Ratio of 1.35:1.00; (b) a quarterly maximum Total Debt to Covenant EBITDA Ratio of 2.75:1.00; and (c) an annual capital expenditure limitation.
Due to the facts and circumstances discovered in the Company’s ongoing internal investigation of LaJobi’s import, business and staffing practices in Asia (including misconduct by various LaJobi employees resulting in the underpayment of specified import duties), initiated as a result of the discovery of certain potential issues in the Company’s preparation for the “Focused Assessment” of LaJobi’s import practices, the approximately $6,860,000 charge the Company recorded in the fourth quarter and full year ended December 31, 2010 for anticipated import duties and interest related thereto, and additional amounts and penalties that may be required by U.S. Customs and Border Protection (the foregoing collectively, the “LaJobi Events”), the Company determined that various events of default and potential events of default under the Credit Agreement (and related loan documents) occurred as a result of breaches and potential breaches of various representations, warranties and covenants in the Credit Agreement, including, but not limited to, an unmatured event of default with respect to a breach of the Fixed Charge Coverage Ratio covenant for the quarter ending December 31, 2010 (as well as projected breaches of the Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA Ratio for certain future periods). In connection therewith, the Credit Agreement was amended on March 30, 2011 (the “Amendment”), to waive, among other things, specified existing events of default resulting from such LaJobi Events and related breaches and potential breaches (and future events of default as a result of the accrual or payment of specified “Duty Amounts” (as defined below)), and to amend the definition of “Covenant EBITDA” for all purposes under the Credit Agreement and related loan documents (including for the determination of the applicable interest rate margins and compliance with financial covenants) for the December 31, 2010 reporting period and all periods thereafter. The Borrowers paid fees of $131,000 during the first quarter of 2011 in connection with the execution of the Amendment. As a result of the Amendment, the Company must be in compliance with the Financial Covenants described above at the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Covenant EBITDA, as currently defined, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement and non-cash transaction losses (gains) due solely to fluctuations in currency values. As a result of the Amendment, Covenant EBITDA is further adjusted (up to an aggregate maximum of $14.855 million for all periods, less any earnout consideration paid in respect of KID’s 2008 purchase of LaJobi (“LaJobi Earnout Consideration”) other than in accordance with the Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts owed by LaJobi to U.S. Customs and Border Protection (“U.S. Customs”) as a result of the LaJobi Events (“Duty Amounts”); (ii) fees and expenses incurred in connection with the internal investigation into LaJobi’s import, business and staffing practices and the Focused Assessment of U.S. Customs; and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the Credit Agreement. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends. The Fixed Charge Coverage Ratio is the ratio of Covenant EBITDA for such purpose (as described above) to an amount generally equal to, with respect to the Company, the sum for the applicable testing period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. Total Debt, as used in the Credit Agreement for purposes of the determination of the Total Debt to Covenant EBITDA Ratio, generally means, with respect to the Company, the outstanding principal amount of all debt (including debt of capital leases plus the undrawn face amount of all letters of credit).
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any LaJobi Earnout Consideration, any earnout consideration in respect of KID’s 2008 acquisition of CoCaLo (“CoCaLo Earnout Consideration”), or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions are satisfied. With respect to the payment of LaJobi Earnout Consideration, if any, as a result of the Amendment, such conditions now include that excess revolving loan availability equal or exceed the greater of (A) $18,000,000 less the amount of any Duty Amounts previously paid by LaJobi to U.S. Customs and (B) $9,000,000, until such time that the Focused Assessment has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Conclusion Date”), such that after the Conclusion Date, this condition shall require only that excess revolving loan availability equal or exceed $9,000,000 (previously, such condition with respect to the payment of any Earnout Consideration (LaJobi or CoCaLo) was limited to excess revolving loan availability being equal to or exceeding $9,000,000, and such requirement with respect to the payment of any CoCaLo Earnout Consideration remains unchanged). See Note 10 for a discussion of the LaJobi Earnout Consideration (and related finder’s fee) in light of the LaJobi Events. The Credit Agreement also contains specified events of default related to the CoCaLo Earnout Consideration and LaJobi Earnout Consideration. In addition, KID may not pay a dividend to its shareholders unless earned Earnout Consideration (LaJobi or CoCaLo), if any; has been paid; no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. As a result of the Amendment, among other things, specified existing events of default related to the LaJobi Events (and specified future events of default relating to the payment of any Duty Amounts) were waived, and the Borrowers were deemed to be in compliance with all applicable financial covenants in the Credit Agreement as of December 31, 2010 (see discussion above). The Borrowers were in compliance with all applicable financial covenants as of March 31, 2011.
The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. Changes in the cost of the swap agreement and its fair value resulted in income of approximately $0.5 million for the three months ended March 31, 2010, which was included in interest expense for such period in the consolidated statement of operations.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010 which expired December 21, 2010 and was replaced by a new interest rate swap agreement on such date with a notional amount of $28.6 million. An unrealized net loss of $71,000 for the existing interest rate agreement for the three months ended March 31, 2011 was recorded as a component of comprehensive (loss)/ income, and is expected to be reclassified into earnings within the next twelve months (see Note 7).
The Credit Agreement is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and RB Trademark HoldCo, LLC (“Licensor”), a wholly-owned subsidiary of KID that owns the Russ® and Applause® trademarks and trade names, and licenses such intellectual property to The Russ Companies, Inc. (“TRC”), the purchaser of KID’s former gift business, and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.
Financing costs associated with the Revolving Loan and Term Loan are deferred and are amortized over their contractual term. The fees for the Amendment ($131,000), were recorded as expense in the consolidated statements of operations for the three months ended March 31, 2011.
NOTE 5 —INTANGIBLE ASSETS
As of March 31, 2011 and December 31, 2010, the components of intangible assets consist of the following (in thousands):

	Weighted Average	March 31,	December 31,
	Amortization Period	2011	2010
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	27,213	27,601
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	10,795	10,954
LaJobi royalty agreements	5 years	1,166	1,278
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	2,160	2,190
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$76,465	$77,154

Aggregate amortization expense was approximately $689,000 and $690,000 for the three months ended March 31, 2011 and 2010, respectively.
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2010. There were no impairments of intangible assets in 2010.
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 6 — GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK
The following tables present net sales and total assets of the Company by geographic area (in thousands):

	Three Months ended March 31,
Net sales	2011	2010
Net domestic sales	$56,988	$58,854
Net foreign sales (Australia and United Kingdom)*	2,848	2,620

Total net sales	$59,836	$61,474

	March 31,	December 31,
Assets	2011	2010
Domestic assets	$233,973	$237,982
Foreign assets (Australia and United Kingdom)	5,611	4,514

Total assets	$239,584	$242,496

*	Excludes export sales from the United States.
The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Accessories and Décor, Toys and Entertainment and Other. Soft Good Basics includes bedding, blankets and mattresses. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Accessories and Décor includes hampers, lamps, rugs and décor. Toys and Entertainment includes developmental toys, bath toys and mobiles. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
Soft Good Basics	36.7%	41.7%
Hard Good Basics	35.5%	38.2%
Accessories and Décor	10.7%	9.8%
Toys and Entertainment	15.6%	9.6%
Other	1.5%	0.7%

Total	100.0%	100.0%

Customers who account for a significant percentage of the Company’s net sales are shown in the table below:

	Three months ended March 31,
	2011	2010
Toys “R” Us, Inc. and Babies “R” Us, Inc.	38.5%	45.4%
Walmart	13.9%	6.8%
Target	9.6%	10.9%
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the three months ended March 31, 2011, approximately 78% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), compared to 70% for the three months ended March 31, 2010. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company. In addition, certain categories of wooden bedroom furniture imported from the PRC by the Company’s LaJobi subsidiary are also subject to anti-dumping duties. For a discussion of a charge taken in each of the first quarter of 2011, and the fourth quarter and year ended December 31, 2010, for anticipated anti-dumping duties(and related interest) and other actions taken by the Company in connection with a “Focused Assessment” of LaJobi’s import practices, see Note 10. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duties.
The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 18% of such purchases for the three months ended March 31, 2011 and approximately 20% for the three months ended March 31, 2010. The five largest suppliers accounted for approximately 45% of the Company’s purchases in the aggregate for the three months ended March 31, 2011 and 49% for the three months ended March 31, 2010.
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
Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Most of the Company’s assets and liabilities fall within Level 2 and include foreign exchange contracts (when applicable) and an interest rate swap agreement. The fair value of foreign currency and interest rate swap agreements are based on third-party market maker valuation models that discount cash flows resulting from the differential between the contract rate and the market-based forward rate or curve capturing volatility and establishing intrinsic and carrying values.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s current interest rate swap agreement as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements as of March 31, 2011
	March 31, 2011	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(71)	$—	$(71)	$—

		Fair Value Measurements as of December 31, 2010
	December 31, 2010	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(87)	$—	$(87)	$—
The fair values of the current interest rate swap agreement of $71,000 and $87,000 at March 31, 2011 and December 31, 2010, respectively are included in the Company’s accrued expenses on the balance sheet for the relevant period. Changes between the cost of the existing interest rate swap agreement and its fair value resulted in unrealized net loss of $71,000 for the three months ended March 31, 2011, which was recorded as a component of comprehensive (loss)/income, and is expected to be reclassified into earnings within the next twelve months.

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
There were no material changes to the Company’s valuation techniques during the three months ended March 31, 2011 compared to those used in prior periods.
Derivative Instruments
The Company is required by its lenders to maintain in effect interest rate swap agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the $80.0 million Term Loan. The Company is primarily exposed to interest rate risk through its variable rate Term Loan. The Company’s objective is to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. The Company applies hedge accounting based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.
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
The Company assesses hedge effectiveness both at inception of the hedge and at regular intervals at least quarterly throughout the life of the derivative. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged transactions. The Company measures hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognizes any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of Other, net. The impact of hedge ineffectiveness on earnings was not significant during the three months ended March 31, 2011. Each period, the hedging relationship will be evaluated to determine whether it is expected that the hedging relationship will continue to be highly effective based on the updated analysis. In addition, the Company will consider the likelihood of the counterparty’s compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk).
During the three months ended March 31, 2011, the Company did not discontinue any cash flow hedges.
An unrealized net loss of $71,000 for the Company’s current interest rate swap agreement, recorded as a component of comprehensive income, for the three months ended March 31, 2011, is expected to be reclassified into earnings within the next twelve months.
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes between cost and fair value of this previous interest rate swap resulted in income of $508,000 for the three months ended March 31, 2010, and such amount is included in interest expense in the unaudited consolidated statements of operations for such period.
NOTE 8 — COMPREHENSIVE INCOME
Comprehensive income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of the Company’s common stock and payment of dividends, is reconciled to net income for the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net (loss) income	$(213)	$3,468
Other comprehensive income:
Unrealized gain on derivative	16	—
Foreign currency translation adjustments	(37)	97

Comprehensive (loss) income	$(234)	$3,565

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
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions and net operating loss carryforwards (“NOLs”). At March 31, 2011, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $718,000 including approximately $164,000 of accrued interest.
Activity regarding the liability for unrecognized tax benefits for the three months ended March 31, 2011 is as follows:

(in thousands)
Balance at December 31, 2010	$542
Increase related to prior year tax provisions	176

Balance at March 31, 2011	$718

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. In addition, the Company has been informed by the Internal Revenue Service that its consolidated federal income tax return for 2009 will be audited. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $681,000 within twelve months of March 31, 2011 and such amount is reflected on the Company’s consolidated balance sheet as current taxes payable.
The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.
The provision for income tax for the three months ended March 31, 2011 was $52,000 on a loss before tax of $161,000. The difference between the effective tax rate for the three months ended March 31, 2011 and the U.S. federal tax rate primarily relates to an increase for unrecognized tax benefits; offset by a benefit for state taxes. The provision for income tax for the three months ended March 31, 2010 was $2.2 million on profit before tax of $5.7 million. The difference between the effective tax rate of 39% for the three months ended March 31, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 10 — LITIGATION; COMMITMENTS AND CONTINGENCIES
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
The Company currently expects to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of import duty, and remit payment of customs duty not paid, with interest thereon. Accordingly, the Company has recorded charges: (i) of approximately $382,000 (which includes approximately $55,000 of interest) for the quarter ended March 31, 2011; and (ii) of approximately $6,860,000 (which includes approximately $340,000 of interest) for the fourth quarter and year ended December 31, 2010, in each case for import duties the Company anticipates will be owed to U.S. Customs by LaJobi in respect of the matters discussed above. These charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense), and adversely affected gross margins and net (loss)/ income for the affected periods. As the Focused Assessment is still pending, it is possible that the actual amount of duty owed for the period covered thereby will be higher upon completion thereof, and in any event, additional interest will continue to accrue on the amounts the Company currently anticipates the Company will owe until payment is made. In addition, the Company may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and the Company believes that its ability to procure the affected categories of wooden bedroom furniture will not be materially adversely affected in future periods. The Company is committed to working closely with U.S. Customs to address issues relating to incorrect import duties. The Company has also initiated certain enhancements to its processes and procedures in areas where underpayments were found, and will be reviewing these and possibly other remedial measures. In addition, there can be no assurance that the Company’s licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above; however, to date, the Company is unaware of any such adverse actions.
As a result of the accrual recorded in the fourth quarter and year ended December 31, 2010 for anticipated customs duty (and interest thereon) owed by LaJobi to U.S. Customs and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no LaJobi Earnout Consideration (and therefore no finder’s fee) was payable. Accordingly, the Company did not record any amounts related thereto in the Company’s financial statements for the fourth quarter and year ended December 31, 2010. The Company previously disclosed a potential earnout payment of approximately $12 to $15 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi. There can be no assurance, however, that the LaJobi seller will not take a position different from the Company and assert a claim for the payment of some LaJobi Earnout Consideration. There can be no assurance that the Company will prevail in any such dispute, although the Company believes that, in any event, it would have additional claims that it could assert against the LaJobi seller for misconduct. The Company anticipates that cash flow from operations and anticipated availability under the Credit Agreement will be sufficient to fund any customs duty, interest and potential penalties thereon, and any potential LaJobi Earnout Consideration and related finder’s fee, and will be permitted under the terms of the Credit Agreement and related documentation, but there can be no assurance that this will be the case. See Note 4 for a discussion of a waiver and amendment to the Credit Agreement executed to address among other things various defaults resulting from the charge recorded in the fourth quarter and year ended December 31, 2010 and other circumstances discovered as a result of the internal investigation of LaJobi’s import and business and staffing practices.
Lawrence Bivona, the former President of LaJobi, Inc., along with various family members, established L&J Industries in Asia to provide quality control, compliance and certain other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, the Company utilized the full time services of approximately 28 employees of L&J Industries for such services. The Company ceased making direct payments to L&J Industries in June 2010, when it became aware that L&J Industries had ceased operations. However, the Company continued to pay for the services of all or substantially all of the former employees of L&J Industries (based in Hong Kong, China, Vietnam and Thailand), including through an individual based in Hong Kong. Companies retaining the services of individuals in these jurisdictions are subject to a variety of foreign laws. The Company believes that the payment and other practices with respect to quality control, compliance and certain other services in Hong Kong, China, Vietnam and Thailand violated civil laws and potentially violated criminal laws in these jurisdictions; however, the Company currently does not believe that any such violations will have a material adverse effect on the Company.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
LaJobi has since discontinued the above-described manner of paying individuals providing such services in the PRC, Hong Kong, Vietnam and Thailand, and has taken corrective action by establishing interim arrangements which it believes are currently in compliance with applicable requirements in such jurisdictions, and is in the process of establishing subsidiaries in the PRC and Thailand through which the Company intends to directly employ the quality control individuals in these jurisdictions in the future. Although we believe that once these subsidiaries are fully established, the Company will be in compliance with applicable laws of the relevant Asian countries, no assurance can be given that applicable governmental authorities will concur with such a view and will not impose taxes or penalties or other measures with respect to staffing practices prior thereto.
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
The Company has approximately $44.1 million in outstanding purchase commitments at March 31, 2011, consisting primarily of purchase orders for inventory.
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $19.7 million, of which approximately $12.4 million remained unpaid at March 31, 2011. Royalty expense for the three months ended March 31, 2011, and 2010 was $1.8 million, and $1.9 million, respectively.
In connection with the sale of the Company’s former gift business (the “Gift Sale”) to TRC, KID and Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), the Company’s subsidiary at the time (and currently a subsidiary of TRC), sent a notice of termination, which notice was effective December 23, 2010, with respect to the lease (the “Lease”) originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although this Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains potentially obligated for rental and other specified payments due thereunder (to the extent they are owed but have not been paid by U.S. Gift) until the termination of such Lease became effective (December 23, 2010). It is the Company’s understanding that U.S. Gift may have failed to pay certain amounts due and outstanding on the termination date, for which the Company may remain contingently liable. See Note 13, “Subsequent Events” below, for a discussion of the voluntary petition for bankruptcy filed by TRC in April of 2011, a demand for payment received by KID from the landlord under the Lease, and other developments related to and/or resulting from such bankruptcy filing.
The purchase agreement pertaining to the sale of the Gift Business contains various indemnification, reimbursement, and similar obligations. In addition, KID may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. No payments have been made by KID in connection with the contracts described in the preceding sentence as of March 31, 2011, nor is KID aware of any remaining potential obligations (other than the Lease described above), but there can be no assurance that payments will not be required of KID in the future with respect thereto.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of March 31, 2011, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events.
NOTE 11 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has implemented all new accounting pronouncements that are in effect and that may materially impact its financial statements, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the three months ended March 31, 2011, that might have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 12— RELATED PARTY TRANSACTIONS
Lawrence Bivona, the President of LaJobi until March 14, 2011, along with various family members, established L&J Industries in Asia to provide quality control, compliance and other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, the Company had used the full-time services of approximately 28 employees of L&J Industries for such quality control and other services. To the Company’s knowledge, L&J Industries ceased operations in June 2010, thereby terminating the affiliated relationship. However, the Company continues to utilize the services of all or substantially all of such individuals, and is in the process of establishing subsidiaries in the PRC and Thailand, through which the Company intends to directly employ these quality control individuals in the future. For the three months ended March 31, 2010, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $311,000 related to the services provided, based on the actual, direct costs incurred (by L&J Industries or otherwise) for the services of such individuals.
CoCaLo contracts for warehousing and distribution services from a company that, until October 15, 2009, had a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an employee of the Company until December 31, 2010. During 2010, this company is owned by unrelated parties but the spouse of Renee Pepys Lowe is still a manager of the business. For the three months ended March 31, 2010, CoCaLo paid approximately $0.6 million, to such company for these services.
TRC and KID entered into a transition services agreement in connection with the Gift Sale, pursuant to which TRC and KID provided certain specified services to each other, including, among other things, the sublease of certain office and warehouse space (and related services) by KID from TRC and its subsidiaries. As of March 31, 2011, KID has terminated all subleases of space from TRC, and is no longer utilizing TRC services for operational support. KID has accrued $1.7 million and $1.5 million at March 31, and December 31, 2010, respectively on its financial statements in connection therewith. See Note 13, “Subsequent Events”.
NOTE 13— SUBSEQUENT EVENTS
On April 2, 2011, the final installment of the CoCaLo Note was paid in full.
On April 21, 2011, TRC, the acquirer of the Company’s former gift business, and TRC’s domestic subsidiaries, filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Filing”).

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As has been previously disclosed, KID and U.S. Gift sent a notice of termination on December 22, 2008 to the landlord with respect to the Lease. Although the Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains potentially obligated for rental and other specified payments due thereunder (to the extent they are owed but have not been paid by U.S. Gift) until the termination of such Lease became effective (December 23, 2010). On April 27, 2011, KID received a letter on behalf of the landlord under the Lease (the “Demand Letter”), demanding payment by KID of specified amounts claimed to be owed to such landlord by U.S. Gift. The Demand Letter alleges, among other things, that TRC has failed to pay specified rent and other additional charges in an aggregate amount of approximately $5.9 million (including, among other things, approximately $3.8 million in rent and other charges for periods subsequent to the effective date of the termination of the Lease, for which KID does not believe it is responsible, and approximately $1.0 million in specified repairs (“Repair Charges”)), and demands payment from KID for all such amounts.
To the extent that: (i) the rental and related amounts described in the Demand Letter as due and owing by U.S Gift under the Lease for periods on or prior to the termination date thereof (“Pre-Termination Amounts”) are in fact due and owing, and no further amounts in respect of the Lease are paid by TRC or U.S. Gift; (ii) no accommodation with respect to Pre-Termination Amounts is secured from the landlord; (iii) KID’s potential defenses to payment of Pre-Termination Amounts are not accorded any weight, (iv) KID is not required to pay any rental or related amounts specified in the Demand Letter other than Pre-Termination Amounts, and (v) no amounts paid in respect thereof by KID are reimbursed by TRC’s bankrupt estate, we currently estimate that KID’s maximum potential liability for rental and related amounts under the Lease is approximately $1.0 million. With respect to the alleged Repair Charges, KID is currently unable to assess its potential liability therefor, if any, under the Lease. As a result, the specific amount of any payments that might potentially be required to be made by KID with respect to the Lease cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from TRC’s estate under the purchase agreement governing the Gift Sale as an unsecured creditor. As a result, KID may not recover any such amounts in a timely manner, or at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 10-K”), including the consolidated financial statements and notes thereto.
OVERVIEW
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries — Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) — we design and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America, the United Kingdom (“U.K.”) and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the United Kingdom and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries.
We generated net sales of approximately $59.8 million in the three months ended March 31, 2011. International sales, defined as sales outside of the United States, including export sales, constituted 9.8% and 8.5% of our net sales for the three months ended March 31, 2011 and 2010, respectively. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the United States.
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
Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore, adversely affects our profitability. Conversely, a small portion of our revenues are generated by our subsidiaries in Australia and the U.K. and are denominated primarily in their local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors — “Currency exchange rate fluctuations could increase our expenses”, of the 2010 10-K.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $2.1 million and $1.7 million, for the three months ended March 31, 2011 and 2010, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.
If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) our LaJobi subsidiary, which has experienced significant sales growth but which also typically generates lower gross margins, on average, than our other business units, due to the nature of the furniture category; (iii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iv) increased freight cost and other costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases. See Note 10 of the Notes to Unaudited Consolidated Financial Statements for a description of accruals for anticipated customs duty and interest payment requirements related to certain wooden furniture imported by our LaJobi subsidiary from the PRC (until January of 2011), which accruals have further adversely impacted our gross margins and net (loss)/ income for the three months ended March 31, 2011, and the fourth quarter and year ended December 31, 2010.
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
Inventory and Intangible Assets
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
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2010. There were no impairments of intangible assets during 2010. We will continue to evaluate the carrying amounts of our intangible assets.

Recent Developments
TRC Matters
On April 21, 2011, The Russ Companies, Inc. (“TRC”), the acquirer of the Company’s former gift business, and TRC’s domestic subsidiaries, filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Filing”).
On December 23, 2008, KID completed the Gift Sale to TRC. The aggregate purchase price payable by TRC for such gift business was: (i) 199 shares of the Common Stock of TRC, representing a 19.9% interest in TRC after consummation of the transaction; and (ii) a subordinated, secured promissory note issued by TRC to KID in the original principal amount of $19.0 million (the “Seller Note”). As has been previously disclosed, in the second quarter of 2009, KID fully impaired or reserved against all such consideration.
In connection with the Seller Note: (i) TRC and specified subsidiaries granted a subordinated (to TRC’s senior lender) lien to KID on substantially all of their respective assets, and such subsidiaries guaranteed the payment (subject to intercreditor arrangements described below) of all obligations to KID under the Seller Note; and (ii) KID entered into an Intercreditor Agreement with TRC’s senior lender, pursuant to which payment of the Seller Note is fully subordinated to payment of TRC’s obligations under its credit facility with such senior lender.
In addition, in connection with the Gift Sale, a limited liability company wholly-owned by KID (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC permitting TRC to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and tradenames (the “Retained IP”). Pursuant to the License Agreement, TRC is required to pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty is required to be paid quarterly at the close of each three-month period during the term. TRC has not paid the initial lump sum Royalty payment. KID received $287,500 in respect of the Royalty payment due March 23, 2010, which was recorded as other income in the first quarter of 2010, but has not received any payment to date in respect of the Royalty payments that were due thereafter, and therefore recorded no further income related to such Royalties.
The termination of the License Agreement (which would otherwise be required by its terms), and actions entitled to be taken by KID pursuant to the terms of the Seller Note upon an event of default thereunder (triggered by, among other things, the Bankruptcy Filing), have each been stayed in accordance with the provisions of the Code. The enforcement of certain of KID’s remedies under the Seller Note are further restricted by the Intercreditor Agreement.
As a subordinated lien holder with respect to the Seller Note, KID may be able to recover a portion of amounts owed thereunder from TRC’s estate to the extent assets remain available for such payment under the Code after payment in full of TRC’s senior lender. In addition, Licensor may be able to recover a portion of Royalties owed to it under the License Agreement from TRC’s estate to the extent assets remain available under the Code for payment to TRC’s general unsecured creditors. Any such recoveries may benefit from all or a portion of any amounts that KID might be required to pay to TRC as described below. However, KID and/or Licensor may experience significant delays in obtaining any recovery of amounts owed to them by TRC, may obtain only limited recovery, or may obtain no recovery at all.
As has been previously disclosed, KID and U.S. Gift sent a notice of termination on December 22, 2008 to the landlord with respect to the Lease. Although the Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains potentially obligated for rental and other specified payments due thereunder (to the extent they are owed but have not been paid by U.S. Gift) until the termination of such Lease became effective (December 23, 2010). On April 27, 2011, KID received a letter on behalf of the landlord under the Lease (the “Demand Letter”), demanding payment by KID of specified amounts claimed to be owed to such landlord by U.S. Gift. The Demand Letter alleges, among other things, that TRC has failed to pay specified rent and other additional charges in an aggregate amount of approximately $5.9 million (including, among other things, approximately $3.8 million in rent and other charges for periods subsequent to the effective date of the termination of the Lease, for which KID does not believe it is responsible, and approximately $1.0 million in specified repairs (“Repair Charges”)), and demands payment from KID for all such amounts.
To the extent that: (i) the rental and related amounts described in the Demand Letter as due and owing by U.S Gift under the Lease for periods on or prior to the termination date thereof (“Pre-Termination Amounts”) are in fact due and owing, and no further amounts in respect of the Lease are paid by TRC or U.S. Gift; (ii) no accommodation with respect to Pre-Termination Amounts is secured from the landlord; (iii) KID’s potential defenses to payment of Pre-Termination Amounts are not accorded any weight, (iv) KID is not required to pay any rental or related amounts specified in the Demand Letter other than Pre-Termination Amounts, and (v) no amounts paid in respect thereof by KID are reimbursed by TRC’s bankrupt estate, we currently estimate that KID’s maximum potential liability for rental and related amounts under the Lease is approximately $1.0 million. With respect to the alleged Repair Charges, KID is currently unable to assess its potential liability therefor, if any, under the Lease. As a result, the specific amount of any payments that might potentially be required to be made by KID with respect to the Lease cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from TRC’s estate under the purchase agreement governing the Gift Sale as an unsecured creditor. As a result, KID may not recover any such amounts in a timely manner, or at all.

TRC and KID also entered into a transition services agreement in connection with the Gift Sale, pursuant to which TRC and KID provided certain specified services to each other, including, among other things, the sublease of certain office and warehouse space (and related services) by KID from TRC and its subsidiaries. KID has terminated all subleases of space from TRC, and is no longer utilizing TRC services for operational support. However, as previously disclosed, KID and TRC had engaged in a series of discussions regarding a potential restructuring of payments and arrangements among the parties as a result of the Gift Sale. Such discussions included, among other things, a potential offset of amounts owed by KID to TRC and certain of its subsidiaries for the sublease of office and warehouse space (and related services) under the transition services agreement described above (“Sublease Amounts”) against Royalties owed by TRC to Licensor under the License Agreement. In connection with such discussions, the parties had an arrangement whereby KID ceased cash payments of Sublease Amounts, with the expectation that such amounts would be offset by Royalties owed to Licensor. KID has accrued all Sublease Amounts on its financial statements as and when they became due (totaling an aggregate amount of approximately $1.7 million). As a result, to the extent KID becomes obligated to pay any Sublease Amounts, such payment would reduce cash, but would not impact our statement of operations. Any Sublease Amounts required to be paid are expected to be financed through our revolving credit facility.
KID’s Sassy subsidiary currently owes TRC’s Canadian subsidiary approximately $274,000 pursuant to a distribution agreement executed in connection with the Gift Sale, which amount is subject to offset in the approximate amount of $110,000 pursuant to the terms of such agreement.
As has been previously disclosed, under current provisions of state bankruptcy, fraudulent transfer and/or fraudulent conveyance laws, the Gift Sale (or the transfer of the Retained IP from U.S. Gift to Licensor, or other component transactions of or related to the Gift Sale) may be voided or cancelled, and damages imposed on KID, if, among other things, TRC, at the time the relevant transaction was consummated, received less than reasonably equivalent value for the consideration paid, and either was insolvent or rendered insolvent by reason of such transaction. The measures of insolvency for purposes of fraudulent transfer or conveyance laws vary depending upon the particular law applied in any proceeding to determine whether a fraudulent transfer or conveyance has occurred. With respect to the Gift Sale (including the transfer of the Retained IP from U.S. Gift to Licensor, and other component transactions of or related to the Gift Sale), we believe that, on the basis of historical financial information, operating history and other factors, TRC did receive reasonably equivalent value for the consideration paid by TRC, and that TRC was neither insolvent prior or subsequent to the consummation of the transactions. There can be no assurance, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. In addition, although we obtained a solvency opinion in connection with the Gift Sale confirming our position as to TRC’s solvency, there can be no assurance what weight, if any, would be accorded thereto by a court. An adverse determination with respect to any such claim could have a material adverse effect on our financial condition.
LaJobi Matters
See Note 10 of Notes to Unaudited Consolidated Financial Statements for a description of: (i) the “Focused Assessment” of our LaJobi subsidiary’s import practices and procedures by U.S. Customs, charges recorded in the first quarter of 2011 and the fourth quarter and year ended December 31, 2010 in connection therewith, and actions taken by the Company as a result thereof; and (ii) a discussion of certain payment practices with respect to individuals providing quality control, compliance and certain other services in the PRC, Hong Kong, Vietnam and Thailand, and actions taken by the Company in connection therewith.
Company Outlook
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
(iv)	expanding and diversifying of our distribution channels, with particular emphasis on sales into international markets and non-traditional infant and juvenile retailers;
•	growing through licensing, distribution or other strategic alliances, including pursuing acquisition opportunities in businesses complementary to ours;
•
implementing strategies to further capture synergies within and between our confederation of businesses, through cross-marketing opportunities, consolidation of certain operational activities and other collaborative activities; and

•	continuing efforts to manage costs within and across each of our businesses.
General Economic Conditions as they Impact Our Business
Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty, such as the recession experienced in 2008 and much of 2009, can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence, which we believe has resulted in lower birth rates, although recent third party forecasts have suggested declining birth trends are likely to reverse with modest improvements in the economy. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things: (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectibility of cash from our customers. See Item 1A, “Risk Factors—The state of the economy may impact our business” in the 2010 10-K.
In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors—Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition” in the 2010 10-K.
SEGMENTS
The Company operates in one segment: the infant and juvenile business.
RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Net sales for the three months ended March 31, 2011 decreased 2.7% to $59.8 million, compared to $61.5 million for the three months ended March 31, 2010. This decrease was primarily the result of lower sales volume at Kids Line and LaJobi, partially offset by strong growth at Sassy, which was driven by Sassy’s licensed Garanimals® product line.
Gross profit was $16.3 million, or 27.2% of net sales, for the three months ended March 31, 2011, as compared to $18.7 million, or 30.4% of net sales, for the three months ended March 31, 2010. In absolute terms, gross profit decreased as a result of lower net sales and lower gross margin percentages. Gross profit margins decreased on a relative basis primarily as a result of: (i) increased ocean freight costs (approximately $0.9 million); (ii) additional inventory reserves related to certain underperforming product lines (approximately $0.4 million); and (iii) a $0.3 million accrual for additional anticipated anti-dumping duties, including an accrual for a small amount of product imported in January 2011 (prior to the discontinuance of the practices at LaJobi that resulted in the underpayment of such duties), partially offset by a reduction in customer allowances.

Selling, general and administrative expense was $15.4 million, or 25.7% of net sales, for the three months ended March 31, 2011 compared to $12.0 million, or 19.5% of net sales, for the three months ended March 31, 2010. Selling, general and administrative expense increased as a percentage of sales primarily as a result of costs incurred in the aggregate amount of approximately $2.4 million in connection with the Company’s internal investigation of LaJobi’s import, business and staffing practices in Asia (the “LaJobi Investigation”), as well as a lower sales base. In absolute terms, the increase in SG&A costs was primarily a function of: (i) costs related to the LaJobi Investigation; (ii) additional investment costs in personnel; (iii) increased warehouse, outbound handling and outbound shipping costs and (iv) increased marketing costs in connection with trade shows.
Other expense was $1.1 million for the three months ended March 31, 2011 as compared to $1.0 million for the three months ended March 31, 2010. This increase of approximately $0.1 million was primarily due to: (i) a favorable change of $0.5 million in the fair market value of an interest rate swap agreement in the first quarter of 2010, which was not a factor in the first quarter of 2011; (ii) fees for the Amendment ($0.1 million); and (iii) an additional $55,000 of interest recorded in the first quarter of 2011 associated with anticipated anti-dumping duties, all of which was offset by a reduction in interest expense due to lower borrowings and lower borrowing costs in such period compared to the same period in 2010.
Loss before income tax provision was $161,000 for the three months ended March 31, 2011 as compared to income of $5.7 million for the three months ended March 31, 2010, primarily as a result of the items described above.
The provision for income tax for the three months ended March 31, 2011 was $52,000 on a loss before tax of $161,000. The difference between the effective tax rate for the three months ended March 31, 2011 and the U.S. federal tax rate primarily relates to an increase for unrecognized tax benefits; offset by a benefit for state taxes. The provision for income tax for the three months ended March 31, 2010 was $2.2 million on profit before tax of $5.7 million. The difference between the effective tax rate of 39% for the three months ended March 31, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit.
As a result of the foregoing, net loss for the three months ended March 31, 2011 was $213,000 or $(0.01) per diluted share, compared to net income of $3.5 million, or $0.16 per diluted share, for the three months ended March 31, 2010.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next 12 months. Any significant future business or product acquisitions, earnout payments (if any) or other unanticipated expenses (including additional customs duty assessments and related interest and/or penalties in excess of current accruals) may require additional debt or equity financing.
We anticipate that cash flow from operations and anticipated availability under the Revolving Loan will be sufficient to fund any customs duty, interest and potential penalties thereon, and potential LaJobi Earnout Consideration and related finder’s fee, if any, and will be permitted under the terms of the Credit Agreement and related documentation, although there can be no assurance that this will be the case. See “Debt Financings” below for a discussion of a waiver and amendment to the Credit Agreement executed to address, among other things, various defaults resulting from both the charge recorded in the fourth quarter and year ended December 31, 2010, and other circumstances discovered as a result of the LaJobi Investigation.
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
As of March 31, 2011, the Company had cash and cash equivalents of $1.5 million compared to $1.1 million at December 31, 2010. Cash and cash equivalents increased by $0.4 million during the three months ending March 31, 2011 compared to the balance at December 31, 2010 primarily reflecting fluctuations in debt repayment. As of March 31, 2011 and December 31, 2010, working capital was $41.5 million and $43.2 million, respectively. The decrease in working capital for the period ended March 31, 2011 primarily reflects a decrease in accounts receivable partially offset by an increase in inventory as described below.
Net cash used in operating activities was $0.1 million during the three months ended March 31, 2011 compared to net cash provided by operating activities of $8.9 million during the three months ended March 31, 2010. Operating activities reflected the net loss of $0.2 million in the first three months of 2011, as compared to net income of $3.5 million in the first three months of 2010. Cash used in operations for the three months ended March 31, 2011 also includes a $4.5 million decrease in accounts payable and accrued expenses as a result of timing of payments, an increase in inventory of $3.9 million and a net decrease of $5.2 million in accounts receivable both primarily resulting from lower sales for the three month period.

Net cash used in investing activities was $0.4 million for the three months ended March 31 2011, as compared to $0.1 million for the three months ended March 31, 2010. The increase of $0.3 million was primarily due to increased capital expenditures in the three months ended March 31, 2011.
Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2011 as compared to net cash used in financing activities of $7.6 million for the three months ended March 31, 2010. The cash provided during the three months ended March 31, 2011 primarily reflects borrowing for working capital and the cash used for the three months ended March 31, 2010 primarily reflects the repayment of debt under the Credit Agreement.
Earnouts with respect to Acquisitions
A portion of the consideration of our April 2008 acquisitions of each of LaJobi and CoCaLo included contingent earnout consideration based upon the achievement of certain performance milestones. With respect to LaJobi, if the EBITDA of the Business, as defined in the agreement governing the purchase (the “LaJobi Earnout EBITDA”) had grown at a compound annual growth rate (“CAGR”) of not less than 4% during the three years ended December 31, 2010 (“the Measurement Date”), determined in accordance with the agreement governing the purchase, LaJobi would pay to the relevant sellers an amount (the “LaJobi Earnout Consideration”) equal to a percentage of the Agreed Enterprise Value of LaJobi as of the Measurement Date (subject to acceleration under certain limited circumstances), with the Agreed Enterprise Value defined as the product of (i) the LaJobi Earnout EBITDA during the twelve (12) months ending on the Measurement Date, multiplied by (ii) an applicable multiple (ranging from 5 to 9) depending on the specified levels of CAGR achieved. The LaJobi Earnout Consideration could have ranged between $0 and a maximum of $15.0 million. In addition, we agreed to pay 1% of the Agreed Enterprise Value to a financial institution (which had been previously paid a finder’s fee in connection with the LaJobi purchase), payable in the same manner and at the same time that any LaJobi Earnout Consideration is paid.
As a result of the accrual recorded in the fourth quarter and year ended December 31, 2010 for anticipated customs duty (and interest thereon) owed by LaJobi to U.S. Customs (see Note 10 of Notes to Unaudited Consolidated Financial Statements), and the facts and circumstances discovered in our preparation for the Focused Assessment and in our related LaJobi Investigation (including misconduct on the part of certain employees at LaJobi), we concluded that no LaJobi Earnout Consideration (and therefore no finder’s fee) was payable. Accordingly, we did not record any amounts related thereto in our financial statements for the fourth quarter and year ended December 31, 2010. The Company previously disclosed a potential earnout payment of approximately $12 to $15 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi. There can be no assurance, however, that the LaJobi seller will not take a position different from ours and assert a claim for the payment of some LaJobi Earnout Consideration. There can be no assurance that we will prevail in any such dispute, although we believe that, in any event, we would have additional claims that we could assert against the LaJobi seller for misconduct.
With respect to CoCaLo, we were obligated to pay to the relevant sellers the following earnout consideration amounts (the “CoCaLo Earnout Consideration”) with respect to CoCaLo’s performance for the aggregate three year period ending December 31, 2010: (i) $666,667 to be paid for the achievement of specified initial performance targets with respect to each of net sales, gross profit and specified CoCaLo EBITDA (the latter combined with specified Kids Line EBITDA) (the “Initial Targets”), for a maximum payment of $2.0 million in the event of achievement of the Initial Targets in all three categories; and (ii) up to an additional $666,667 to be paid, on a sliding scale basis, for achievement in excess of the Initial Targets up to specified maximum performance targets in each category, for a potential additional payment of $2.0 million in the event of achievement of the maximum targets in all three categories. As the relevant performance targets were not satisfied, no CoCaLo Earnout Consideration was payable.
Debt Financings
Consolidated long-term debt at March 31, 2011 and December 31, 2010, consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Term Loan (Credit Agreement)	$50,750	$54,000
Note Payable (CoCaLo purchase)	533	526

Total	51,283	54,526
Less current portion	13,533	13,526

Long-term debt	$37,750	$41,000

At March 31, 2011 and December 31, 2010, there was approximately $22.7 million and $18.6 million, respectively, borrowed under the Revolving Loan (defined below), which is classified as short-term debt. At March 31, 2011 and December 31, 2010, Revolving Loan Availability was $27.2 million and $28.3 million, respectively.
As of March 31, 2011, the applicable interest rate margins were 2.75% for LIBOR Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2011, were as follows:

	At March 31, 2011
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.01%	5.00%
Term Loan	3.06%	5.00%
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
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At March 31, 2011, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.
Under the terms of the Credit Agreement, the Company is required to comply with the following financial covenants: (a) a quarterly minimum Fixed Charge Coverage Ratio of 1.35:1.00; (b) a quarterly maximum Total Debt to Covenant EBITDA Ratio of 2.75:1.00; and (c) an annual capital expenditure limitation.
Due to the facts and circumstances discovered in connection with the LaJobi Investigation (including misconduct by various LaJobi employees resulting in the underpayment of specified import duties), initiated as a result of the discovery of certain potential issues in our preparation for the “Focused Assessment” of LaJobi’s import practices, the approximately $6,860,000 charge we recorded for anticipated import duties and interest related thereto, and additional amounts and penalties that may be required by U.S. Customs (the foregoing collectively, the “LaJobi Events”), we determined that various events of default, and potential events of default under the Credit Agreement (and related loan documents) occurred as a result of breaches and potential breaches of various representations, warranties and covenants in the Credit Agreement, including, but not limited to, an unmatured event of default with respect to a breach of the Fixed Charge Coverage Ratio covenant for the quarter ended December 31, 2010 (as well as projected breaches of the Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA Ratio for certain future periods). In connection therewith, the Credit Agreement was amended on March 30, 2011 (the “Amendment”), to waive, among other things, specified existing events of default resulting from such LaJobi Events and related breaches and potential breaches (and future events of default as a result of the accrual or payment of specified “Duty Amounts” (as defined below)), and to amend the definition of “Covenant EBITDA” for all purposes under the Credit Agreement and related loan documents (including for the determination of the applicable interest rate margins and compliance with financial covenants) for the December 31, 2010 reporting period and all periods thereafter. The Borrowers paid fees of approximately $131,000 during the first quarter of 2011, in connection with the execution of the Amendment. As a result of the Amendment, the Company must be in compliance with the Financial Covenants described above at the time of any accrual in excess of $1.0 million or proposed payment of any Duty Amounts. The fees for the Amendment were recorded as expense for the three months ended March 31, 2011.

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
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any Earnout Consideration or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions are satisfied. With respect to the payment of any LaJobi Earnout Consideration, as a result of the Amendment, such conditions now include that excess revolving loan availability equal or exceed the greater of (A) $18,000,000 less the amount of any Duty Amounts previously paid by LaJobi to U.S. Customs and (B) $9,000,000, until such time that the Focused Assessment has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Conclusion Date”), such that after the Conclusion Date, this condition shall require only that excess revolving loan availability equal or exceed $9,000,000 (previously, such condition with respect to the payment of any Earnout Consideration (LaJobi or CoCaLo) was limited to excess revolving loan availability being equal to or exceeding $9,000,000, and such requirement with respect to the payment of any CoCaLo Earnout Consideration remains unchanged). See Note 10 for a discussion of the LaJobi Earnout Consideration (and related finder’s fee) in light of the LaJobi Events. No CoCaLo Earnout Consideration was earned and the final installment of the CoCaLo Note was paid on April 2, 2011. The Credit Agreement also contains specified events of default related to the CoCaLo Earnout Consideration and LaJobi Earnout Consideration. In addition, KID may not pay a dividend to its shareholders unless the Earnout Consideration (LaJobi or CoCaLo), if any, has been paid no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. As a result of the Amendment, among other things, specified existing events of default related to the LaJobi Events (and specified future events of default relating to the payment of any Duty Amounts) were waived, and the Borrowers were deemed to be in compliance with all applicable financial covenants in the Credit Agreement as of December 31, 2010 (see discussion above). The Borrowers were in compliance with all applicable financial covenants as of March 31, 2011.
The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. Changes in the cost of the swap agreement and its fair value resulted in income of approximately $0.5 million for the three months ended March 31, 2010, which was included in interest expense for such period.
The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010, which expired December 21, 2010, and was replaced by a new interest rate swap agreement on such date with a notional amount of $28.6 million. An unrealized net loss of $71,000 for the existing interest rate swap at March 31, 2011 was recorded as a component of comprehensive income, and is expected to be reclassified into earnings within the next twelve months (see Note 7 of Notes to Unaudited Consolidated Financial Statements above).
The Credit Agreement is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor, and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.

Financing costs associated with the Revolving Loan and Term Loan are deferred and are amortized over their contractual term. The fees for the Amendment ($131,000), were recorded as expense in the consolidated statements of operations for the three months ended March 31, 2011.
Other Events and Circumstances Pertaining to Liquidity
A discussion of, among other things: (i) a voluntary bankruptcy petition filed by TRC; (ii) the potential consequences thereof to KID and Licensor with respect to, among other things, the consideration received in the Gift Sale and Royalties due under the License Agreement; (iii) the Lease and the Demand Letter received by KID from the landlord in connection therewith; (iv) Sublease Amounts owed by the Company to TRC and certain of its subsidiaries for previously leased space in various jurisdictions; (v) amounts owed by Sassy to TRC’s Canadian subsidiary; (vi) the “Focused Assessment” of KID’s LaJobi subsidiary and charges recorded in connection therewith; (vii) interim arrangements established with respect to payment practices for specified staff in Asian jurisdictions; and (viii) a complaint filed against KID and certain of its officers and directors in March of 2011 can be found in either the section captioned “Recent Developments” above or Note 10 of Notes to Unaudited Consolidated Financial Statements. Also see “Earnouts with Respect to Acquisitions” for a discussion of the LaJobi Earnout Consideration in light of the “Focused Assessment” and related LaJobi Investigation.
The purchase agreement pertaining to the sale of the Gift Business contains various KID indemnification, reimbursement and similar obligations. In addition, KID may remain obligated with respect to certain contracts or other obligations that were not novated in connection with their transfer. To date, no payments have been made by KID in connection with the foregoing, nor is KID aware of any remaining potential obligations described in the proceeding sentence (other than the Lease described above), but there can be no assurance that payments will not be required of KID in the future with respect thereto.
In addition to the matters referred to above and discussed in the section entitled “Recent Developments” above in Note 10 of Notes to Unaudited Consolidated Financial Statements, we are subject to legal proceedings and claims arising in the ordinary course of our business that we believe will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.
We commenced the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring aggregate costs of approximately $3.3 million, of which $1.3 million has been incurred as of March 31, 2011, and we anticipate the balance of the costs to be incurred in 2011 and the first half of 2012. Such costs have been and are intended to continue to be financed with borrowings under our Revolving Loan. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
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
We have entered into certain transactions with certain parties who are or were considered related parties, and these transactions are disclosed in Note 12 of Notes to Unaudited Consolidated Financial Statements.

Contractual Obligations
The following table summarizes the Company’s significant known contractual obligations as of March 31, 2011 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating Lease Obligations	$15,601	$2,086	$3,060	$3,165	$1,916	$1,982	$3,392
Purchase Obligations (1)	44,055	44,055	—	—	—	—	—
Debt Repayment Obligations (2)	50,750	9,750	13,000	28,000	—	—	—
Note Payable (3)	533	533	—	—	—	—	—
Interest on Debt Repayment Obligations (4)	2,323	1,053	1,056	214	—	—	—
Royalty Obligations	12,314	4,016	5,206	2,016	1,076	—	—

Total Contractual Obligations (5)	$125,576	$61,493	$22,322	$33,395	$2,992	$1,982	$3,392

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)
Reflects repayment obligations under the Credit Agreement. See Note 4 of Notes to Unaudited Consolidated Financial Statements for a description of the Credit Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of March 31, 2011, approximately $22.7 million borrowed under the Revolving Loan. The estimated 2011 interest payment for this Revolving Loan using an assumed 3.01% interest rate is $0.7 million. Such amounts are estimates only and actual interest payments could differ materially. The Revolving Loan facility matures in April 2013, at which time any amounts outstanding are due and payable.

(3)	Reflects the final installment on the CoCaLo Note, which was paid on April 2, 2011.

(4)
This amount reflects estimated interest payments on the long-term debt repayment obligations as of March 31, 2011 calculated using an assumed interest rate of 3.06% and then-current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the Revolving Loan (discussed in footnote 2 above).

(5)
Does not include contingent obligations under the Lease (or contingent obligations under other off-balance sheet arrangements or otherwise), as the amount if any and/or timing of their potential settlement is not reasonably estimable. See “Other Events and Circumstances Pertaining to Liquidity” above and Note 10 to the Notes to Unaudited Consolidated Financial Statements. In connection with the acquisitions of LaJobi and CoCaLo, the Company has concluded that no CoCaLo Earnout Consideration and no LaJobi Earnout Consideration (or related finder’s fee) was earned or will become payable, therefore no amounts with respect thereto are included in the table above. (See “Earnouts with respect to Acquisitions” above). These amounts are not included in the above table, as the amount of their potential settlement is not reasonably estimable in accordance with applicable accounting standards.

Of the total income tax payable for uncertain tax positions of $718,000, we have classified $681,000 as current as of March 31, 2011, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.
Off Balance Sheet Arrangements
As of March 31, 2011, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2010 10-K, except as set forth below:
KID and U.S. Gift sent a notice of termination on December 22, 2008 to the landlord with respect to the Lease. Although the Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains potentially obligated for rental and other specified payments due thereunder (to the extent they are owed but have not been paid by U.S. Gift) until the termination of such Lease became effective (December 23, 2010). On April 27, 2011, KID received a letter on behalf of the landlord under the Lease (the “Demand Letter”), demanding payment by KID of specified amounts claimed to be owed to such landlord by U.S. Gift. The Demand Letter alleges, among other things, that TRC has failed to pay specified rent and other additional charges in an aggregate amount of approximately $5.9 million (including, among other things, approximately $3.8 million in rent and other charges for periods subsequent to the effective date of the termination of the Lease, for which KID does not believe it is responsible, and approximately $1.0 million in specified repairs (“Repair Charges”)), and demands payment from KID for all such amounts.

To the extent that: (i) the rental and related amounts described in the Demand Letter as due and owing by U.S Gift under the Lease for periods on or prior to the termination date thereof (“Pre-Termination Amounts”) are in fact due and owing, and no further amounts in respect of the Lease are paid by TRC or U.S. Gift; (ii) no accommodation with respect to Pre-Termination Amounts is secured from the landlord; (iii) KID’s potential defenses to payment of Pre-Termination Amounts are not accorded any weight, (iv) KID is not required to pay any rental or related amounts specified in the Demand Letter other than Pre-Termination Amounts, and (v) no amounts paid in respect thereof by KID are reimbursed by TRC’s bankrupt estate, we currently estimate that KID’s maximum potential liability for rental and related amounts under the Lease is approximately $1.0 million. With respect to the alleged Repair Charges, KID is currently unable to assess its potential liability therefor, if any, under the Lease. As a result, the specific amount of any payments that might potentially be required to be made by KID with respect to the Lease cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from TRC’s estate under the purchase agreement governing the Gift Sale as an unsecured creditor. As a result, KID may not recover any such amounts in a timely manner, or at all.
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
Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2010 10-K.
See Note 2 of Notes to Consolidated Financial Statements of the 2010 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. Also see Note 2 of Notes to Unaudited Consolidated Financial Statements herein.
Recently Issued Accounting Standards
See Note 11 of the “Notes to Unaudited Consolidated Financial Statements” for a discussion of recently issued accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Part I, Item 1A, Risk Factors, of the 2010 10-K and Part II, Item 1A, Risk Factors, this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2011, there have been no material changes in the Company’s market risks as described in Item 7A of our 2010 10-K.

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
Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2011. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Company has initiated certain enhancements to its processes and procedures in areas where import duty underpayments were found, and will continue to review its internal controls for areas of potential improvement.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On April 21, 2011, TRC and its domestic subsidiaries filed petitions for relief under Chapter 7 of the United States Bankruptcy Code. The cases are being adjudicated in the United States Bankruptcy Court for the District of New Jersey, in In re The Russ Companies, Inc., et al Case No. 11-22474-DHS. KID is an investor in and creditor of TRC. The bankruptcy filing did not include KID.
On March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al., by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired KID’s common stock between March 26, 2010 and March 15, 2011. In addition to the Company, Bruce G. Crain, our President, Chief Executive Officer and a member of our board of directors, Guy A. Paglinco, our Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of our board of directors, as well as Lauren Krueger and John Schaefer, each a former member of our board of directors, were named as defendants. Further details with respect to this complaint, including the claims stated therein, can be found in Note 10 of Notes to Unaudited Consolidated Financial Statements. We intend to defend this action (and any similar actions that may be filed in the future) vigorously, and we have notified our insurance companies of its existence. See “Risk Factors - We are currently party to litigation that could be costly to defend and distracting to management” of the 2010 10-K.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2010 10-K, other than as set forth below.
We may be unable to recover all or any portion of amounts owed to us by TRC as a result of the filing by TRC and its domestic subsidiaries of a voluntary petition for bankruptcy protection under the United States Bankruptcy Code (the “Code”).
On April 21, 2011, TRC, the acquirer of our former gift business, and TRC’s domestic subsidiaries, filed a voluntary petition under Chapter 7 of the Code in the United States Bankruptcy Court for the District of New Jersey. As a subordinated lien holder with respect to the Seller Note, KID may be able to recover a portion of amounts owed thereunder from TRC’s estate to the extent assets remain available for such payment under the Code after payment in full of TRC’s senior lender. In addition, Licensor may be able to recover a portion of Royalties owed to it under the License Agreement from TRC’s estate to the extent assets remain available under the Code for payment to TRC’s general unsecured creditors. Any such recoveries may benefit from all or a portion of any amounts that KID might be required to pay to TRC as described in the following risk factor. However, KID and/or Licensor may experience significant delays in obtaining any recovery of amounts owed to them by TRC, may obtain only limited recovery, or may obtain no recovery at all.
We may be obligated to make certain payments to TRC and/or its subsidiaries as a result of or in connection with its bankruptcy filing.

On April 27, 2011, KID received a letter on behalf of the landlord under the Lease (the “Demand Letter”), demanding payment by KID of specified amounts claimed to be owed to such landlord by U.S. Gift. The Demand Letter alleges, among other things, that TRC has failed to pay specified rent and other additional charges in an aggregate amount of approximately $5.9 million (including, among other things, approximately $3.8 million in rent and other charges for periods subsequent to the effective date of the termination of the Lease, for which KID does not believe it is responsible, and approximately $1.0 million in specified repairs (“Repair Charges”), and demands payment from KID for all such amounts.
To the extent that: (i) the rental and related amounts described in the Demand Letter as due and owing by U.S Gift under the Lease for periods on or prior to the termination date thereof (“Pre-Termination Amounts”) are in fact due and owing, and no further amounts in respect of the Lease are paid by TRC or U.S. Gift; (ii) no accommodation with respect to Pre-Termination Amounts is secured from the landlord; (iii) KID’s potential defenses to payment of Pre-Termination Amounts are not accorded any weight, (iv) KID is not required to pay any rental or related amounts specified in the Demand Letter other than Pre-Termination Amounts, and (v) no amounts paid in respect thereof by KID are reimbursed by TRC’s bankrupt estate, we currently estimate that KID’s maximum potential liability for rental and related amounts under the Lease is approximately $1.0 million. With respect to the alleged Repair Charges, KID is currently unable to assess its potential liability therefor, if any, under the Lease. As a result, the specific amount of any payments that might potentially be required to be made by KID with respect to the Lease cannot be ascertained at this time. To the extent KID is required to make any payments to the landlord in respect of the Lease, it intends to seek reimbursement from TRC’s estate under the purchase agreement governing the Gift Sale as an unsecured creditor. As a result, KID may not recover any such amounts in a timely manner, or at all.
Previous discussions between KID and TRC included, among other things, a potential offset of amounts owed by KID to TRC and certain of its subsidiaries for the sublease of office and warehouse space (and related services) under a transition services agreement (“Sublease Amounts”) against Royalties owed by TRC to Licensor under the License Agreement. In connection with such discussions, the parties had an arrangement whereby KID ceased cash payments of Sublease Amounts, with the expectation that such amounts would be offset by Royalties owed to Licensor. KID has accrued all Sublease Amounts on its financial statements as and when they became due (totaling an aggregate amount of approximately $1.7 million). As a result, to the extent KID becomes obligated to pay any Sublease Amounts, such payment would reduce cash, but would not impact our statement of operations. Any Sublease Amounts required to be paid are expected to be financed through our Revolving Loan.
In addition, KID’s Sassy subsidiary currently owes TRC’s Amram’s subsidiary approximately $274,000 pursuant to a distribution agreement executed in connection with the Gift Sale, which amount is subject to offset in the approximate amount of $110,000 pursuant to the terms of such agreement.
State statutes allow courts, under certain specific circumstances, to void purchase transactions in the event of the bankruptcy of the purchaser.
Under current provisions of state bankruptcy, fraudulent transfer and/or fraudulent conveyance laws, the Gift Sale (or the transfer of the Retained IP from U.S. Gift to Licensor, or other component transactions of or related to the Gift Sale) may be voided or cancelled, and damages imposed on KID, if, among other things, TRC, at the time the relevant transaction was consummated, received less than reasonably equivalent value for the consideration paid, and either was insolvent or rendered insolvent by reason of such transaction. The measures of insolvency for purposes of fraudulent transfer or conveyance laws vary depending upon the particular law applied in any proceeding to determine whether a fraudulent transfer or conveyance has occurred. With respect to the Gift Sale (including the transfer of the Retained IP from U.S. Gift to Licensor, and other component transactions of or related to the Gift Sale), we believe that, on the basis of historical financial information, operating history and other factors, TRC did receive reasonably equivalent value for the consideration paid by TRC, and that TRC was neither insolvent prior or subsequent to the consummation of the transactions. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. In addition, although we obtained a solvency opinion in connection with the Gift Sale confirming our position as to TRC’s solvency, we cannot assure you what weight, if any, would be accorded thereto by a court. An adverse determination with respect to any such claim could have a material adverse effect on our financial condition.
If our divested gift business fails to satisfy certain obligations relating to their operations, we could face third-party claims seeking to hold us liable for those obligations.
In December of 2008, we completed the sale of our former gift business to TRC. We may remain contingently liable to third parties for some obligations of the gift business, including the Lease discussed above, and may remain contingently liable for certain contracts and other obligations that have not been novated, in either case if TRC fails to meet its obligations. Our financial condition and results of operations could be adversely affected if we receive any such third-party claims. See “We may be obligated to make certain payments to TRC and/or its subsidiaries as a result of or in connection with its bankruptcy filing” above for a description of a Demand Letter received by KID from the landlord under the Lease.

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

KID BRANDS, INC. (Registrant)
By /s/ Guy A. Paglinco
Date: May 10, 2011	Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.