Form 10-Q
period 2011-06-30
KID BRANDS, INC
filed 2011-08-15
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8681

KID BRANDS, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State of or other jurisdiction of incorporation or organization)	22-1815337 (I.R.S. Employer Identification Number)

One Meadowlands Plaza, 8th Floor, East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock, as of August 12, 2011 was as follows:

CLASS	SHARES OUTSTANDING

Common Stock, $0.10 stated value	21,652,345

KID BRANDS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,712	$1,075
Accounts receivable- trade, less allowances of $6,082 in 2011 and $6,934 in 2010	44,578	55,270
Inventories, net	53,277	48,564
Prepaid expenses and other current assets	3,137	3,843
Income tax receivable	1,091	307
Deferred income taxes, net	6,176	6,372

Total current assets	109,971	115,431
Property, plant and equipment, net	4,973	5,030
Intangible assets	75,776	77,154
Note receivable, net of allowance of $14,955 in 2011 and $16,648 in 2010	—	—
Deferred income taxes, net	37,746	41,626
Other assets	2,448	3,255

Total assets	$230,914	$242,496

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$13,526
Short-term debt	—	18,595
Accounts payable	18,239	22,940
Accrued expenses	18,964	16,954
Income taxes payable	696	207

Total current liabilities	37,899	72,222
Income taxes payable non-current	37	37
Deferred income taxes	346	332
Long-term debt	66,415	41,000
Other long-term liabilities	1,293	923

Total liabilities	105,990	114,514

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at June 30, 2011 and December 31, 2010	2,674	2,674
Additional paid-in capital	90,129	90,645
Retained earnings	130,874	135,049
Accumulated other comprehensive income	471	503
Treasury stock, at cost 5,077,135 and 5,162,354 shares at June 30, 2011 and December 31, 2010, respectively	(99,224)	(100,889)

Total shareholders’ equity	124,924	127,982

Total liabilities and shareholders’ equity	$230,914	$242,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$60,292	$67,921	$120,128	$129,395

Cost of sales	45,954	47,215	89,524	90,021

Gross profit	14,338	20,706	30,604	39,374

Selling, general and administrative expenses	14,788	12,810	30,158	24,823

TRC valuation reserve	(2,000)	—	(2,000)	—

Income from operations	1,550	7,896	2,446	14,551

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,194)	(883)	(2,296)	(2,064)
Interest and investment income	4	4	7	7
Other, net	54	40	96	265

	(1,136)	(839)	(2,193)	(1,792)

Income before income tax provision	414	7,057	253	12,759

Income tax provision	4,376	2,581	4,428	4,815

Net (loss) income	$(3,962)	$4,476	$(4,175)	$7,944

Net (loss) income per share:
Basic	$(0.18)	$0.21	$(0.19)	$0.37

Diluted	$(0.18)	$0.20	$(0.19)	$0.36

Weighted average shares:
Basic	21,650,000	21,545,000	21,642,000	21,545,000

Diluted	21,650,000	22,028,000	21,642,000	21,920,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(4,175)	$7,944
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,995	1,799
Amortization of deferred financing costs	437	462
Provision for customer allowances	14,250	17,689
Provision for inventory reserve	1,290	440
Share-based compensation expense	930	851
TRC valuation reserve	(2,000)	—
Deferred income taxes	4,090	4,421
Change in assets and liabilities:
Accounts receivable	(3,511)	(17,893)
Income tax receivable	(784)	(230)
Inventories	(5,912)	(1,038)
Prepaid expenses and other current assets	398	1,478
Other assets	495	72
Accounts payable	(4,709)	2,429
Accrued expenses	4,520	(476)
Income taxes payable	489	(203)

Net cash provided by operating activities	7,803	17,745

Cash flows from investing activities:
Capital expenditures	(560)	(612)

Net cash used in investing activities	(560)	(612)

Cash flows from financing activities:
Proceeds from issuance of common stock	243	229
Excess tax benefit from stock-based compensation	(24)	2
Repayment of long-term debt	(7,026)	(7,012)
Net borrowing (payment) on revolving credit facility	320	(9,125)

Net cash used in financing activities	(6,487)	(15,906)

Effect of exchange rate changes on cash and cash equivalents	(119)	24

Net increase in cash and cash equivalents	637	1,251
Cash and cash equivalents at beginning of period	1,075	1,593

Cash and cash equivalents at end of period	$1,712	$2,844

Cash paid during the period for:
Interest	$1,492	$2,277
Income taxes	$603	$830
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
The Company’s operations, which currently consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), each direct or indirect wholly-owned subsidiaries of KID, design, manufacture through third parties and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, food preparation and nursery appliances and products, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 10-K”).
The Company evaluates all subsequent events prior to filing.
NOTE 2 — SHAREHOLDERS’ EQUITY
Share-Based Compensation
As of June 30, 2011, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans. As of June 30, 2011, there were 20,000 stock options outstanding that were granted outside the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At June 30, 2011, 1,035,199 shares were available for issuance under the EI Plan.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At June 30, 2011, 60,947 shares were available for issuance under the 2009 ESPP.
Impact on Net (Loss)/Income
The components of share-based compensation expense follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock option expense	$137	$159	$253	$318
Restricted stock expense	89	99	168	199
Restricted stock unit expense	48	47	107	67
SAR expense	156	124	334	201
2009 ESPP expense	34	33	68	66

Total share-based payment expense	$464	$462	$930	$851

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three and six months ended June 30, 2011 or 2010. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.
The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are included below for SARs only, as there were no stock options issued during the three and six months ended June 30, 2011 or 2010. Expected volatilities are calculated based on the historical volatility of the KID’s Common Stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.
Stock Options
Stock options are rights to purchase KID’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or “Nonqualified Stock Options” (stock options which are not Incentive Stock Options). There were no stock options issued during the three and six months ended June 30, 2011 or 2010.
As of June 30, 2011, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $1.0 million, and is expected to be recognized over a weighted-average period of 1.9 years.
Activity regarding outstanding stock options for the six months ended June 30, 2011 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2010	704,175	$13.53
Options Granted	—	—
Options Forfeited/Cancelled*	(37,200)	$13.65

Options Outstanding as of June 30, 2011	666,975	$13.52

Option price range at June 30, 2011	$6.63-$34.05

*	See disclosure below regarding forfeitures.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The aggregate intrinsic value of the unvested and vested outstanding stock options was $0 and $239,250 at June 30, 2011 and December 31, 2010, respectively. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. No stock options were exercised during the three and six months ended June 30, 2011 or 2010, respectively. No stock options vested during the three and six months ended June 30, 2011.
A summary of the Company’s unvested stock options at June 30, 2011 and changes during the six months ended June 30, 2011 is as follows:

		Weighted Average Grant
Unvested stock options	Options	Date Fair Value
Unvested at December 31, 2010	278,200	$5.22
Granted	—	$—
Vested	—	$—
Forfeited/cancelled*	(16,800)	$5.21

Unvested stock options at June 30, 2011	261,400	$5.22

*	See disclosure below regarding forfeitures.
Restricted Stock
Restricted Stock is Common Stock that is subject to restrictions, including risks of forfeiture, determined by the Plan Committee in its sole discretion, for so long as such Common Stock remains subject to any such restrictions. A holder of restricted stock has all rights of a shareholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted Stock Awards are equity classified within the consolidated balance sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant.
During the three and six months ended June 30, 2011 and 2010, respectively, there were no shares of restricted stock issued under the EI Plan or otherwise. At June 30, 2011 and December 31, 2010, there were 26,690 and 29,270 shares of unvested restricted stock outstanding, respectively. These restricted stock grants have vesting periods ranging from four to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock effective on the date the award is made. No restricted stock vested during the three and six months ended June 30, 2011.
A summary of the Company’s unvested restricted stock at June 30, 2011 and changes during the six months ended June 30, 2011 is as follows:

		Weighted Average Grant
Unvested Restricted Stock	Restricted Stock	Date Fair Value
Unvested at December 31, 2010	29,270	$15.91
Granted	—	$—
Vested	—	$—
Forfeited/cancelled*	(2,580)	$13.65

Unvested restricted stock at June 30, 2011	26,690	$16.13

*	See disclosure below regarding forfeitures.
As of June 30, 2011, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $0.2 million, and is expected to be recognized over a weighted-average period of 0.7 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the consolidated balance sheets. There were 10,000 and 20,000 RSU’s issued to employees of the Company during the three and six months ended June 30, 2011, respectively. There were 2,000 and 149,250 RSU’s issued to employees of the Company during the three and six months ended June 30, 2010, respectively.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of each RSU grant is estimated on the grant date. The fair value is set using the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.
A summary of the Company’s unvested RSUs at June 30, 2011 and changes during the six months ended June 30, 2011 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2010	174,730	$5.22
Granted	20,000	$7.17
Vested	(26,650)	$5.08
Forfeited/cancelled*	(13,400)	$5.03

Unvested at June 30, 2011	154,680	$5.51

*	See disclosure below regarding forfeitures.
As of June 30, 2011, there was approximately $0.8 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.6 years.
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. There were 35,000 and 85,000 SARs granted during the three and six months ended June 30, 2011, respectively. There were 6,000 and 429,250 SARs granted during the three and six months ended June 30, 2010. SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are generally amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.
The assumptions used to estimate the weighted average fair value of the SARs granted during the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.39%	2.36%
Volatility	0.957%	0.830%
Expected term (years)	3.8	5.0
Weighted-average fair value of SARs granted	$4.75	$3.39

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Activity regarding outstanding SARs for the six months ended June 30, 2011 is as follows:

	All SARs Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2010	1,111,513	$4.17
SARs Granted	85,000	$7.33
SARs Exercised	(1,100)	$5.54
SARs Forfeited/Cancelled*	(133,600)	$2.82

SARs Outstanding as of June 30, 2011	1,061,813	$4.59

SAR price range at June 30, 2011	$1.36-9.86

*	See disclosure below regarding forfeitures.
The aggregate intrinsic value of the unvested and vested outstanding SARs at June 30, 2011 and December 31, 2010 was $1.3 million and $4.9 million, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. There were 0 and 5,180 SARs exercised for the three months ended June 30, 2011 and 2010, respectively. There were 1,100 (all of which were settled in cash) and 5,180 (all of which were settled in stock) SARs exercised for the six months ended June 30, 2011 and 2010, respectively.
A summary of the Company’s unvested SARs at June 30, 2011 and changes during the six months ended June 30, 2011 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value Per Share
Unvested at December 31, 2010	888,830	$2.90
Granted	85,000	$4.75
Vested	(131,750)	$2.35
Forfeited*	(84,200)	$2.04

Unvested at June 30, 2011	757,880	$3.30

*	See disclosure below regarding forfeitures.
As of June 30, 2011, there was approximately $2.2 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.4 years.
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase KID’s Common Stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from KID the number of shares of Common Stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase KID’s Common Stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price is the lesser of 85% of the closing market price of KID’s Common Stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. At June 30, 2011, 60,947 shares were available for issuance under the 2009 ESPP. At June 30, 2011, there were 118 enrolled participants in the 2009 ESPP.
The fair value of each option granted under the 2009 ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2011	2010
Dividend yield	0%	0%
Risk-free interest rate	0.29%	0.45%
Volatility	73.5%	89.2%
Expected term (years)	1.0	1.0
Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options granted under the 2009 ESPP is one year, or the equivalent of the annual plan year.
NOTE 3 — WEIGHTED AVERAGE COMMON SHARES
Earnings per share (“EPS”) under the two-class method is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining the number of common shares outstanding, earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared. As a result of the foregoing, and in accordance with the applicable accounting standard, vested and unvested shares of restricted stock are also included in the calculation of basic earnings per share. With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting, in accordance with the applicable accounting standard, the Company does not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, upon settlement, such stock is included in the calculation of basic earnings per share. With respect to SARs and stock options, as the right to receive dividends or dividend equivalents is contingent upon vesting and exercise (with respect to SARs, to the extent they are settled in stock), in accordance with the applicable accounting standard, the Company does not include unexercised SARs or stock options in the calculation of basic earnings per share. To the extent such SARs and stock options have vested and are exercised (with respect to SARs, to the extent they are settled in stock), the stock received upon such exercise is included in the calculation of basic earnings per share.
The weighted average common shares outstanding included in the computation of basic and diluted net (loss)/income per share is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding-Basic	21,650	21,545	21,642	21,545
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	—	483	—	375

Weighted average common shares outstanding assuming dilution	21,650	22,028	21,642	21,920

The computation of diluted net (loss) per common share for the three and six months ended June 30, 2011 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.7 million and 1.8 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the loss incurred during each respective period. The computation of diluted net income per common share for the three and six months ended June 30, 2010 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 0.6 million and 0.7 million shares of common stock, respectively because their inclusion would have been anti-dilutive as their exercise price exceeded the average market price of the common stock during such period.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 4 — DEBT
The Credit Agreement (as defined below) was amended and restated as of August 8, 2011. See Note 13-Subsequent Event, for a description of such amendment and restatement.
Consolidated long-term debt (as a result of the reclassification described below) at June 30, 2011 and December 31, 2010 was $66.4 million and $54.0 million, respectively. At June 30, 2011, revolving loan availability was $23.7 million pursuant to the terms of the Amended and Restated Credit Agreement described in Note 13 (the “New Credit Agreement”). At December 31, 2010, revolving loan availability was $28.3 million. At December 31, 2010, there was approximately $18.6 million borrowed under the Revolving Loan (defined below) which was classified a short-term debt as of December 31, 2010. Accounting Standards Codification 470.10.45.14 allows the reclassification of short term debt (including the Company’s revolver) upon the refinancing of short-term debt with long-term debt, which was effected by the New Credit Agreement. As a result, the current portion of the Term Loan, which was repaid in full in connection with such amendment and restatement, and all amounts outstanding under the Revolving Loan at June 30, 2011, were reclassified as Long-Term Revolving Loan as of such date.
As of June 30, 2011, prior to the New Credit Agreement, the applicable interest rate margins were: 3.25% for LIBOR Loans and 2.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of June 30, 2011 was as follows:

	At June 30, 2011
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.44%	5.50%
As of the Amended and Restated Credit Agreement on August 8, 2011, the applicable interest rate margins were 2.75% for LIBOR Loans and 1.75% for Base Rate Loans.
Pre-Amendment and Restatement Credit Agreement Summary
The following discussion (although in present tense) is of the Company’s Credit Agreement prior to the amendment and restatement as of August 8, 2011.
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
The Loans under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins vary between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings include a floor of 30 day LIBOR plus 1%). At June 30, 2011, the applicable margins were 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. The principal of the Term Loan is required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan is also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Company is also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Revolving Loan, as well as other customary fees as are set forth in the Credit Agreement.
Under the terms of the Credit Agreement, the Company is required to comply with the following financial covenants: (a) a quarterly minimum Fixed Charge Coverage Ratio of 1.35:1.00; (b) a quarterly maximum Total Debt to Covenant EBITDA Ratio of 2.75:1.00; and (c) an annual capital expenditure limitation.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Due to the facts and circumstances discovered in connection with the Company’s ongoing internal investigation of LaJobi’s import, business and staffing practices in Asia (including misconduct by various LaJobi employees resulting in the underpayment of specified import duties), initiated as a result of the discovery of certain potential issues in the Company’s preparation for the “Focused Assessment” of LaJobi’s import practices, the approximately $6,860,000 charge the Company recorded in the fourth quarter and full year ended December 31, 2010 for anticipated import duties and interest related thereto, and additional amounts and penalties that may be required by U.S. Customs and Border Protection (the foregoing collectively, the “LaJobi Events”), the Company determined that various events of default and potential events of default under the Credit Agreement (and related loan documents) occurred as a result of breaches and potential breaches of various representations, warranties and covenants in the Credit Agreement, including, but not limited to, an unmatured event of default with respect to a breach of the Fixed Charge Coverage Ratio covenant for the quarter ending December 31, 2010 (as well as projected breaches of the Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA Ratio for certain future periods). In connection therewith, the Credit Agreement was amended on March 30, 2011 (the “March 2011 Amendment”), to permanently waive, among other things, specified existing events of default resulting from such LaJobi Events and related breaches and potential breaches (and future events of default as a result of the accrual or payment of specified “Duty Amounts” (as defined below)), and to amend the definition of “Covenant EBITDA” for all purposes under the Credit Agreement and related loan documents (including for the determination of the applicable interest rate margins and compliance with financial covenants) for the December 31, 2010 reporting period and all periods thereafter. The Borrowers paid fees of $131,000 during the first quarter of 2011 in connection with the execution of the March 2011 Amendment. As a result of the March 2011 Amendment, the Company must be in compliance with the financial covenants described above at the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts.
Covenant EBITDA, as defined in the Credit Agreement, is a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases can be made if other specified prerequisites are met. Covenant EBITDA under the Credit Agreement is defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Credit Agreement and non-cash transaction losses (gains) due solely to fluctuations in currency values. As a result of the March 2011 Amendment, Covenant EBITDA is further adjusted (up to an aggregate maximum of $14.855 million for all periods, less any earnout consideration paid in respect of KID’s 2008 purchase of LaJobi (“LaJobi Earnout Consideration”) other than in accordance with the Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts (“Duty Amounts”) owed by LaJobi to U.S. Customs and Border Protection (“U.S. Customs”) to the extent they relate to the nonpayment or incorrect payment by LaJobi of import duties to U.S. Customs on certain wooden furniture imported by LaJobi from vendors in China resulting in a violation prior to March 30, 2011 of anti-dumping regulations, the related misconduct on the part of certain LaJobi employees, and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 relating thereto (“Duty Events”); (ii) fees and expenses incurred in connection with the internal and U.S. Customs investigations of the Duty Amounts and Duty Events (the “Investigations”); and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the Credit Agreement. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA is further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends. The Fixed Charge Coverage Ratio is the ratio of Covenant EBITDA for such purpose (as described above) to an amount generally equal to, with respect to the Company, the sum for the applicable testing period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. Total Debt, as used in the Credit Agreement for purposes of the determination of the Total Debt to Covenant EBITDA Ratio, generally means, with respect to the Company, the outstanding principal amount of all debt (including debt of capital leases plus the undrawn face amount of all letters of credit).
The Credit Agreement also contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any LaJobi Earnout Consideration, any earnout consideration in respect of KID’s 2008 acquisition of CoCaLo (“CoCaLo Earnout Consideration”), or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions are satisfied. With respect to the payment of LaJobi Earnout Consideration, if any, as a result of the March 2011 Amendment, such conditions include that excess revolving loan availability equal or exceed the greater of (A) $18,000,000 less the amount of any Duty Amounts previously paid by LaJobi to U.S. Customs and (B) $9,000,000, until such time that the Focused Assessment has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Conclusion Date”), such that after the Conclusion Date, this condition shall require only that excess revolving loan availability equal or exceed $9,000,000 (previously, such condition with respect to the payment of any Earnout Consideration (LaJobi or CoCaLo) was limited to excess revolving loan availability being equal to or exceeding $9,000,000, and such requirement with respect to the payment of any CoCaLo Earnout Consideration remains unchanged). See Note 10 for a discussion of the LaJobi Earnout Consideration (and related finder’s fee) in light of the LaJobi Events and a demand letter from Mr. Bivona’s counsel in connection therewith. No CoCaLo Earnout Consideration was earned, and the final installment of the CoCaLo Note was paid on April 2, 2011. The Credit Agreement also contains specified events of default related to the CoCaLo Earnout Consideration and LaJobi Earnout Consideration. In addition, KID may not pay a dividend to its shareholders unless earned Earnout Consideration (LaJobi or CoCaLo), if any; has been paid; no default exists or would result therefrom (including compliance with the financial covenants), Excess Revolving Loan Availability is at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters is less than 2.00:1.00.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Upon the occurrence of an event of default under the Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that are maintained by the Company. As a result of the March 2011 Amendment, among other things, specified existing events of default related to the Duty Events (and specified future events of default relating to the payment of any Duty Amounts) were waived, and the Borrowers were deemed to be in compliance with all applicable financial covenants in the Credit Agreement as of December 31, 2010 (see discussion above). The Borrowers were in compliance with all applicable financial covenants as of June 30, 2011.
The Borrowers are required to maintain in effect Hedge Agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. Changes in the cost of the swap agreement and its fair value resulted in income of approximately $170,000 and $678,000 for the three and six months ended June 30, 2010, respectively, which was included in interest expense for such period in the consolidated statement of operations.
The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010 which expired December 21, 2010 and was replaced by a new interest rate swap agreement on such date with a notional amount of $28.6 million. An unrealized net loss of $56,000 for the existing interest rate agreement for the six months ended June 30, 2011 was recorded as a component of comprehensive (loss)/ income, and as a result of the execution of the New Credit Agreement as of August 8, 2011, all changes in fair value of the interest rate swap will be recorded directly in earnings (see Note 7).
The Credit Agreement is secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and RB Trademark Holdco, LLC (“Licensor”), a limited liability company wholly owned by KID that licensed specified intellectual property to The Russ Companies, Inc., the purchaser of KID’s former gift business, prior to its bankruptcy, and a portion of KID’s equity interests in its active foreign subsidiaries, and is also guaranteed by KID.
The fees for the March 2011 Amendment ($131,000), were recorded as expense in the consolidated statements of operations for the three months ended March 31, 2011. Financing costs associated with the Revolving Loan and Term Loan have been deferred and amortized over the contractual term, of the Credit Agreement. A portion of such costs are expected to be written-off during the three months ended September 30, 2011 as a result of the New Credit Agreement as of August 8, 2011.
NOTE 5 —INTANGIBLE ASSETS
As of June 30, 2011 and December 31, 2010, the components of intangible assets consisted of the following (in thousands):

	Weighted Average	June 30,	December 31,
	Amortization Period	2011	2010
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	26,824	27,601
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	10,636	10,954
LaJobi royalty agreements	5 years	1,058	1,278
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	2,127	2,190
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$75,776	$77,154

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Aggregate amortization expense was approximately $689,000 and $1,378,000 for the three and six months ended June 30, 2011, respectively. Aggregate amortization expense was approximately $691,000 and $1,381,000 for the three and six months ended June 30, 2010, respectively.
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2010. There were no impairments of intangible assets in 2010. In accordance with applicable accounting standards, the Company determined that interim testing of intangible assets (indefinite and definite-lived) was not warranted during either the first or second quarters of 2011, as there were no applicable triggering events.
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
NOTE 6 — GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK
The following tables present net sales and total assets of the Company by geographic area (in thousands) for the periods shown:

	Three Months ended June 30,		Six Months ended June 30,
Net sales	2011	2010	2011	2010
Net domestic sales	$58,278	$65,670	$115,266	$124,523
Net foreign sales (Australia and United Kingdom)*	2,014	2,251	4,862	4,872

Total net sales	$60,292	$67,921	$120,128	$129,395

	June 30,	December 31,
Assets	2011	2010
Domestic assets	$224,636	$237,982
Foreign assets (Australia and United Kingdom)	6,278	4,514

Total assets	$230,914	$242,496

*	Excludes export sales from the United States.
The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Accessories and Décor, Toys and Entertainment and Other. Soft Good Basics includes bedding, blankets and mattresses. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Accessories and Décor includes hampers, lamps, rugs and décor. Toys and Entertainment includes developmental toys, bath toys and mobiles. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Soft Good Basics	41.1%	38.1%	38.9%	39.8%
Hard Good Basics	34.2%	39.6%	34.8%	38.9%
Accessories and Décor	11.3%	10.1%	11.0%	10.0%
Toys and Entertainment	12.1%	11.4%	13.8%	10.6%
Other	1.3%	0.8%	1.5%	0.7%

Total	100.0%	100.0%	100.0%	100.0%

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Customers who account for a significant percentage of the Company’s net sales are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Toys “R” Us, Inc. and Babies “R” Us, Inc.	39.4%	52.1%	39.7%	49.1%
Walmart	11.7%	8.1%	12.8%	7.7%
Target	8.2%	10.4%	8.9%	10.3%
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
During the six months ended June 30, 2011, approximately 76% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), compared to 72% for the three months ended June 30, 2010. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company. In addition, certain categories of wooden bedroom furniture imported from the PRC by the Company’s LaJobi subsidiary are also subject to anti-dumping duties. For a discussion of charges taken in the three months ended March 31, 2011 and June 30, 2011, respectively, and the fourth quarter and year ended December 31, 2010, for anticipated anti-dumping duties(and related interest) and other actions taken by the Company in connection with a “Focused Assessment” of LaJobi’s import practices, see Note 10. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duties.
The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 19% of such purchases for each of the six months ended June 30, 2011 and 2010. The five largest suppliers accounted for approximately 45% of the Company’s purchases in the aggregate for each of the six months ended June 30, 2011 and 2010.
NOTE 7 — FINANCIAL INSTRUMENTS
The fair value of assets and liabilities is determined by reference to the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The relevant FASB standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and related disclosures.
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s current interest rate swap agreement as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements as of June 30, 2011
	June 30, 2011	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(56)	$—	$(56)	$—

		Fair Value Measurements as of December 31, 2010
	December 31, 2010	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(87)	$—	$(87)	$—
The fair values of the Company’s interest rate swap agreement of $56,000 and $87,000 at June 30, 2011 and December 31, 2010, respectively, are included in the Company’s accrued expenses on the balance sheet for the relevant period. Changes between the cost of such agreement and its fair value resulted in unrealized gains of $15,000 and $31,000 for the three and six months ended June 30, 2011, respectively, which were recorded as a component of comprehensive (loss). An unrealized gain of $16,000 for a previous interest swap agreement was recorded as a component of comprehensive income, for the three and six months ended June 30, 2010.
Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable, accrued expenses and short-term debt (prior to the amendment and restatement described in Note 13) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.
The carrying value of the Company’s term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.
There were no material changes to the Company’s valuation techniques during the six months ended June 30, 2011 compared to those used in prior periods.
Derivative Instruments
The Company was required by its lenders (until the execution of the amendment and restatement of the Credit Agreement as of August 8, 2011) to maintain in effect interest rate swap agreements that protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the $80.0 million Term Loan (such swap agreement has not been terminated even though it is no longer required by the New Credit Agreement). The Company’s objective is to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. The Company applies hedge accounting based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.
Cash Flow Hedges
To comply with a requirement in the Credit Agreement (until the execution of the amendment and restatement of the Credit Agreement as of August 8, 2011) to offset variability in cash flows related to the interest rate payments on the Term Loan, the Company used an interest rate swap designated as a cash flow hedge. The interest rate swap converted the variable rate on a portion of the Term Loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR U.S. dollar three month index rate. The duration of the contract is less than twelve months.
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company assesses hedge effectiveness both at inception of the hedge and at regular intervals at least quarterly throughout the life of the derivative. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged transactions. The Company measures hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognizes any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of Other, net. The impact of hedge ineffectiveness on earnings was not significant during the three and six months ended June 30, 2011. Each period, the hedging relationship will be evaluated to determine whether it is expected that the hedging relationship will continue to be highly effective based on the updated analysis. In addition, the Company will consider the likelihood of the counterparty’s compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk).
During the six months ended June 30, 2011, the Company did not discontinue any cash flow hedges. However, although the interest rate swap remains in effect, the Company has discontinued hedge accounting thereon as of the date of execution of the New Credit Agreement as of August 8, 2011 (described in Note 13), after which all changes in fair value of the interest rate swap will be recorded directly in earnings.
As of June 30, 2011, an unrealized net loss of $56,000 for the Company’s current interest rate swap agreement was recorded as a component of accumulated other comprehensive income. Of this amount, $54,000 is expected to be reclassified into earnings following execution of the New Credit Agreement.
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
Changes between cost and fair value of this previous interest rate swap resulted in income of $170,000 and $678,000 for the three and six months ended June 30, 2010, respectively, and such amount is included in interest expense in the unaudited consolidated statements of operations for such period.
NOTE 8 — COMPREHENSIVE (LOSS)/INCOME
Comprehensive (loss)/income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of KID’s Common Stock and payment of dividends, is reconciled to net (loss)/ income for the three and six months ended June 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(3,962)	$4,476	$(4,175)	$7,944
Other comprehensive income:
Unrealized gain/(loss) on derivative	15	(16)	31	(16)
Foreign currency translation adjustments	(26)	(97)	(63)	—

Comprehensive (loss)/ income	$(3,973)	$4,363	$(4,207)	$7,928

NOTE 9 — INCOME TAXES
The Company uses the asset and liability approach for financial accounting and reporting of income taxes. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences and loss and credit carry forwards.
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as charitable contributions; capital losses, and net operating loss carryforwards (“NOLs”). At June 30, 2011, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $727,000 including approximately $140,000 of accrued interest.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Activity regarding the liability for unrecognized tax benefits for the six months ended June 30, 2011 is as follows:

(in thousands)
Balance at December 31, 2010	$542
Increase related to prior year tax positions	185

Balance at June 30, 2011	$727

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the applicable tax jurisdiction. In addition, the Company is currently under examination by the Internal Revenue Service for its consolidated federal income tax returns for 2008 and 2009. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $690,000 within twelve months of June 30, 2011 and such amount is reflected on the Company’s consolidated balance sheet as current taxes payable.
The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.
The income tax provision for the three months ended June 30, 2011 was $4.4 million on income before income tax provision of $0.4 million. The difference between the effective tax rate for the three months ended June 30, 2011 and the U.S. federal tax rate of 35% primarily relates to a change in valuation allowance against deferred tax assets associated with the sale of the Gift business in light of The Russ Companies (“TRC”) bankruptcy filing (discrete item of $3.6 million), and an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey (discrete item of $0.6 million). The difference between the U.S. federal tax rate of 35% and the estimated effective tax rate for the year excluding discrete items of 41.8% primarily relates to provision for state tax, net of federal benefit (3.8%), the effect of permanent adjustments (2.2%), and other foreign related adjustments (0.8%). The provision for income tax for the three months ended June 30, 2010 was $2.6 million on profit before tax of $7.1 million. The difference between the effective tax rate of 37% for the three months ended June 30, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit.
The income tax provision for the six months ended June 30, 2011 was $4.4 million on income before income tax provision of $0.3 million. The difference between the effective tax rate for the six months ended June 30, 2011 and the U.S. federal tax rate of 35% primarily relates to a change in valuation allowance against deferred tax assets associated with the sale of the Gift business in light of the TRC bankruptcy filing (discrete item of $3.6 million), an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey (discrete item of $0.6 million), and an increase for unrecognized tax benefits (discrete item of $0.1 million). The difference between the U.S. federal tax rate of 35% and the estimated effective tax rate for the year excluding discrete items of 41.8% primarily relates to a provision for state tax, net of federal benefit (3.8%), the effect of permanent adjustments (2.2%), and other foreign related adjustments (0.8%). The provision for income tax for the six months ended June 30, 2010 was $4.8 million on profit before tax of $12.8 million. The difference between the effective tax rate of 38% for the six months ended June 30, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit.
NOTE 10 — LITIGATION; COMMITMENTS AND CONTINGENCIES
(a) LaJobi Customs, LaJobi Earnout and Asia Staffing Matters
In late December 2010, the Company’s LaJobi subsidiary was selected by U.S. Customs and Border Protection (“U.S. Customs”) for a “Focused Assessment” of its import practices and procedures, which Focused Assessment commenced on January 19, 2011. In preparing for the Focused Assessment, the Company found certain potential issues with respect to LaJobi’s import practices. As a result, the Board of Directors initiated an investigation, supervised by a Special Committee of three non-management members of the Board. The Board’s investigation found instances at LaJobi in which incorrect anti-dumping duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping laws. On the basis of the investigation, the Board concluded that there was misconduct involved on the part of certain LaJobi employees in connection with the incorrect payment of duties, including misidentifying the manufacturer, shipper and description of products. As a result, effective March 14, 2011, LaJobi’s President, Lawrence Bivona, and LaJobi’s Managing Director of operations were both terminated from employment. Promptly upon becoming aware of the issues and related misconduct described above, the Company voluntarily disclosed its findings to the SEC on an informal basis and is cooperating with the Staff of the SEC. See “SEC Informal Investigation” below.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company expects to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of anti-dumping duty, and remit payment of duty not paid, with interest thereon. Accordingly, the Company has recorded charges of approximately: (i) $6,860,000 (which includes approximately $340,000 of interest) for the quarter and year ended December 31, 2010; (ii) $382,000 (which includes approximately $55,000 of interest) for the quarter ended March 31, 2011; and (iii) $55,000 in related interest for the quarter ended June 30, 2011, in each case for duties (or related interest) the Company anticipates will be owed to U.S. Customs by LaJobi in respect of the matters discussed above. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense), and adversely affected gross margins and net (loss)/income for the affected periods. As the Focused Assessment is still pending, it is possible that the actual amount of duty owed for the period covered thereby will be higher upon completion thereof, and in any event, additional interest will continue to accrue on the amounts the Company currently anticipates the Company will owe until payment is made. In addition, the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and the Company believes that its ability to procure the affected categories of wooden bedroom furniture will not be materially adversely affected in future periods. The Company is committed to working closely with U.S. Customs to address issues relating to incorrect duties. The Company has also initiated certain enhancements to its processes and procedures in areas where underpayments were found, and is reviewing these and possibly other remedial measures. In addition, there can be no assurance that the Company’s licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above; however, to date, the Company is unaware of any such adverse actions.
As a result of the accrual recorded in the fourth quarter and year ended December 31, 2010 for anticipated duty (and interest thereon) owed by LaJobi to U.S. Customs and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no LaJobi Earnout Consideration (and therefore no finder’s fee) was payable. Accordingly, the Company did not record any amounts related thereto in the Company’s financial statements for the fourth quarter and year ended December 31, 2010. The Company previously disclosed a potential earnout payment of approximately $12 to $15 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi.
On July 25, 2011, the Company received a letter from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15 million. In addition, on July 25, 2011, the Company received a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause”, effective March 14, 2011, violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. The Company does not intend to pay the LaJobi Earnout Consideration to Mr. Bivona and believes that Mr. Bivona was properly terminated “for cause” pursuant to his employment agreement, and the Company has so advised counsel for Mr. Bivona. The Company intends to vigorously defend any related action that Mr. Bivona may bring. There can be no assurance that the Company will prevail in any such dispute, although the Company believes that, in any event, it would have additional claims that it could assert against the LaJobi seller and Mr. Bivona. The Company anticipates that cash flow from operations and anticipated availability under the Company’s credit facility will be sufficient to fund any duty, interest and potential penalties thereon, and any potential LaJobi Earnout Consideration and related finder’s fee, and such funding will be permitted under the terms of the New Credit Agreement and related documentation, but there can be no assurance that this will be the case.
Prior to the Company’s acquisition of LaJobi, Lawrence Bivona, the former President of LaJobi, Inc., along with various family members, established L&J Industries in Asia to provide quality control, compliance and certain other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, the Company utilized the full time services of approximately 28 individuals who were compensated by L&J Industries for such services. Beginning February, 2010, the Company paid for the services of some, and later all or substantially all, of the individuals who had previously been paid by L&J Industries (based in Hong Kong, China, Vietnam and Thailand), either directly to the individuals or through an individual based in Hong Kong. Companies retaining the services of individuals in these jurisdictions are subject to a variety of foreign laws. The Company has completed an internal investigation of its Asia payment and staffing practices and believes that its payments into Thailand may have violated a criminal law in that country that requires certain disclosures in connection with wire transfers into that country, and that its employment practices likely violated a criminal law in Hong Kong, in the category of a petty violation, that requires registration by foreign companies doing business in that country. In addition, the Company may have violated certain foreign regulatory, administrative and civil laws in connection with its payment and employment practices in Asia. However, the Company currently does not believe that such matters (individually or in the aggregate) will have a material adverse effect on the Company, and has not accrued any amounts to date in connection therewith. See “SEC Informal Investigation” below.
LaJobi has since discontinued the above-described manner of paying individuals providing such services in the PRC, Hong Kong and Thailand, and has taken corrective action by establishing interim arrangements (i.e., retaining the services of such individuals through a third-party outsource agency) which it believes are currently in compliance with applicable requirements in such jurisdictions, and is in the process of establishing subsidiaries in the PRC and Thailand through which the Company intends to directly employ the quality control individuals in these jurisdictions in the future. Although we believe that once these subsidiaries are fully established, the Company will be in compliance with applicable laws of the relevant Asian countries, no assurance can be given that applicable governmental authorities will concur with such a view and will not impose taxes or penalties or other measures with respect to staffing practices prior thereto.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(b) Customs Compliance Investigation
Following the discovery of the matters described above with respect to LaJobi, our Board authorized a review, supervised by the Special Committee and conducted by outside counsel, of customs compliance practices at the Company’s non-LaJobi operating subsidiaries, consisting of Kids Line, CoCaLo and Sassy (the “Customs Review”). Although such review is ongoing, based on work to date involving a sampling of customs filings, the Special Committee has identified instances in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications of certain products imported by CoCaLo. As a result of these findings to date, the Company currently estimates that it will incur aggregate costs of approximately $2.4 million (pretax) relating to customs duty for the years ended 2006 through 2010 and the six months ended June 30, 2011. The impact on prior periods was deemed to be immaterial to the previously reported financial statements and therefore such amounts were accrued in the period they were identified (the quarter ended June 30, 2011). Of the amount accrued, the Company recorded $2.2 million in cost of sales and $0.2 million in interest expense for the three months ended June 30, 2011. As the Customs Review is still pending, it is possible that the actual amount of duty owed will be higher upon its completion and, in any event, additional interest will continue to accrue until payment is made. In addition, the Company may be assessed by U.S. Customs a penalty of up to 100% of any such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. Promptly after becoming aware of the foregoing, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues. Following the completion of the Customs Review, the Company intends to remit to U.S. Customs the amount of duties owed and any interest and penalties thereon. Our Board has also recently authorized an investigation, supervised by the Special Committee and conducted by a second outside counsel, to more fully review the customs practices at these operating subsidiaries, including whether there was any misconduct by personnel (the “Customs Investigation”). The Company has also voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. Because the Customs Review and the Customs Investigation are ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition.
(c) LaJobi-Related Litigations
Putative Class Action. On March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Putative Class Action”). The Putative Class Action is brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired the common stock of the Company between March 26, 2010 and March 15, 2011. In addition to KID, Bruce G. Crain, KID’s President, Chief Executive Officer and a member of KID’s board of directors, Guy A. Paglinco, KID’s Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of KID’s board of directors, as well as Lauren Krueger and John Schaefer, each a former member of KID’s board of directors, were named as defendants.
The Putative Class Action alleges one claim for relief pursuant to Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and a second claim pursuant to the Exchange Act, claiming generally that the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding compliance with customs laws, the Company’s financial reports and internal controls. The Putative Class Action does not state the size of the putative class. The Putative Class Action seeks compensatory damages but does not quantify the amount of damages sought. The Putative Class Action also seeks unspecified extraordinary and injunctive relief, the costs and disbursements of the lawsuit, including attorneys’ and experts’ fees and costs, and such equitable relief as the court deems just and proper. By order dated July 26, 2011, Shah Rahman was appointed lead plaintiff pursuant to Section 21D(a)(3)(B) of the Exchange Act. Based on that order the lead plaintiff is required to file a consolidated complaint by September 26, 2011. Defendants will have until November 10, 2011 to respond to the complaint.
The Company intends to defend the Putative Class Action vigorously, and has notified its insurance carriers of the existence of the action; however, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.
Putative Shareholder Derivative Action. On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board of Directors, and John Schaefer, a former member of KID’s Board of Directors (collectively, the “Defendants”). In addition, KID has been named as a nominal defendant.
The Putative Derivative Action alleges, among other things, that the Defendants breached their fiduciary duties to the Company by allegedly failing to implement an internal controls system for compliance with US Customs laws for imported goods and applicable local foreign laws, and issuing false and misleading public statements about the Company’s related party transactions with the former owners of its LaJobi subsidiary and about its internal controls, all in violation of state law. In addition, the Putative Derivative Action alleges that such failures also constitute gross mismanagement, abuse of control and commission of corporate waste and resulted in unjust enrichment. The Putative Derivative Action seeks monetary damages against the individual Defendants in an unspecified amount together with interest, in addition to exemplary damages, the costs and disbursements of the lawsuit, including attorneys’ and experts’ fees and costs, and such equitable relief as the court deems just and proper.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company has notified its insurance carriers of the Putative Derivative Action. While the Company will incur costs in connection with the defense of this lawsuit (which costs are being expensed as incurred), the lawsuit does not seek monetary damages against the Company, and no amounts have been accrued in connection therewith. On July 25, 2011, the Company filed a motion to dismiss the complaint in this action. The motion is scheduled to be submitted to the court on September 19, 2011.
(d) SEC Informal Investigation
As noted above, the Company voluntarily disclosed to the SEC the findings of its internal investigation of LaJobi’s customs and Asia staffing practices. On June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. More recently, the Company voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation or the impact such investigation may have on the Company’s financial condition or results of operations.
(e) TRC Landlord Litigation
In connection with the sale of KID’s former gift business in December 2008 (the “Gift Sale”), KID and Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), KID’s subsidiary at the time (and currently a subsidiary of TRC), sent a notice of termination with respect to the lease (the “TRC Lease”), originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although the TRC Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains potentially obligated for rental and other specified payments due thereunder (to the extent they are owed but have not been paid by U.S. Gift). On April 27, 2011, KID received a letter on behalf of the landlord under the TRC Lease (the “TRC Landlord”) demanding payment by KID of specified rent and other additional charges allegedly owed by U.S. Gift in an aggregate amount of approximately $5.9 million (including, among other things, approximately $3.8 million in rent and other charges for periods subsequent to the effective date of the termination of the TRC Lease (December 23, 2010), for which KID does not believe it is responsible, and approximately $1.0 million in specified repairs (“Repair Charges”)).
On July 18, 2011, the TRC Landlord filed a complaint in the Superior Court of New Jersey Law Division: Middlesex County, alleging that KID, having agreed via an assignment agreement to remain liable for the obligations of the tenant under the TRC Lease, has breached the TRC Lease and such assignment by failing to pay rent and other charges due and owing pursuant to the TRC Lease, in an aggregate amount of approximately $12 million as of June 11, 2011. The complaint also demands payment of costs in an unspecified amount, including late charges, pre-judgment interest and the TRC Landlord’s attorneys fees in connection with the action. The complaint provides no itemization of the amounts claimed to be due and owing under the TRC Lease; however, KID believes that such amounts likely reflect amounts specified in the demand letter, plus similar amounts accrued from the date of such letter through June 11, 2011 (although there can be no assurance that this is the case). KID believes that any liability it may have under the TRC Lease expired upon the date of its termination. To the extent that: (i) the rental and related amounts due and owing by U.S Gift under the TRC Lease for periods on or prior to the termination date thereof (“Pre-Termination Amounts”) are in fact due and owing, and no further amounts in respect of the TRC Lease are paid by the estate of TRC or U.S. Gift; (ii) no accommodation with respect to Pre-Termination Amounts is secured from the TRC Landlord; (iii) KID’s potential defenses to payment of Pre-Termination Amounts are not accorded any weight; (iv) KID is not required to pay any rental or related amounts other than Pre-Termination Amounts, and (v) no amounts paid in respect thereof by KID are reimbursed by TRC’s bankrupt estate, we currently estimate that KID’s potential liability for rental and related amounts under the TRC Lease is approximately $1.1 million and, accordingly, we have accrued such amount for the three and six month period ended June 30, 2011. With respect to the alleged Repair Charges, KID is currently unable to assess its potential liability therefor, if any, under the Lease. As a result, the aggregate amount of any payments that may potentially be required to be made by KID with respect to the TRC Lease cannot be ascertained at this time.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In addition to the proceedings described above, in the ordinary course of its business, the Company is from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect any such actions that are currently pending will not, individually or in the aggregate, materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows. KID may also remain obligated with respect to certain contracts and other obligations of its former gift business that were not novated in connection with their transfer. No payments have been made by KID in connection with the contracts described in the preceding sentence as of June 30, 2011, nor is KID aware of any remaining potential obligations (other than the TRC Lease described above), but there can be no assurance that payments will not be required of KID in the future with respect thereto.
The Company has approximately $38.7 million in outstanding purchase commitments at June 30, 2011, consisting primarily of purchase orders for inventory.
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $21.0 million, of which approximately $11.9 million remained unpaid at June 30, 2011. Royalty expense for the three and six months ended June 30, 2011, was $2.0 million, and $3.8 million, respectively. Royalty expense for the three and six months ended June 30, 2010 was $1.8 million, and $3.7 million, respectively.
As of June 30, 2011, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events.
NOTE 11 — RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU 2011-05 are effective for public entities for interim and annual periods beginning after December 15, 2011. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.
NOTE 12 — RELATED PARTY TRANSACTIONS
Lawrence Bivona, the President of LaJobi until March 14, 2011, along with various family members, established L&J Industries in Asia to provide quality control, compliance and other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, the Company had used the full-time services of approximately 28 employees of L&J Industries for such quality control and other services. To the Company’s knowledge, L&J Industries ceased operations in June 2010, thereby terminating the affiliated relationship. However, the Company continues to utilize the services of all or substantially all of such individuals (see Note 10 for more detail with respect to such arrangements), and is in the process of establishing subsidiaries in the PRC and Thailand, through which the Company intends to directly employ these quality control individuals in the future. For the three and six months ended June 30, 2010, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $0.2 million and $0.5 million, respectively related to the services provided, based on the actual, direct costs incurred (by L&J Industries or otherwise) for the services of such individuals.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CoCaLo contracts for warehousing and distribution services from a company that, until October 15, 2009, had a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an employee of the Company until December 31, 2010. As of December 31, 2010, this company is owned by unrelated parties but the spouse of Renee Pepys Lowe is still a manager of the business. For the three and six months ended June 30, 2010, CoCaLo paid approximately $0.5 million and $1.1 million, respectively, to such company for these services.
TRC and KID entered into a transition services agreement in connection with the sale of KID’s former gift business to TRC, pursuant to which TRC and KID provided certain specified services to each other, including, among other things, the sublease of certain office and warehouse space (and related services) by the Company from TRC and its subsidiaries. As of March 31, 2011, KID terminated all subleases of space from TRC, and is no longer utilizing TRC services for operational support. KID had accrued approximately $1.8 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively on its financial statements in connection therewith. See below for a description of the terms of the settlement agreement entered into in connection with TRC’s voluntary bankruptcy, which include, among other things, the set-off against a note payable by TRC to KID of all amounts owed by the Company to TRC and its subsidiaries, including the amounts described above (without the requirement of any cash payment). As a result of such set-off the Company has reduced the valuation reserve recorded against the note receivable by $2.0 million (which includes the $1.8 million accrued rent referenced above and $0.2 million of other liabilities to TRC extinguished by the settlement agreement) during the three and six months ended June 30, 2011.
Also see Note 10 for a discussion of potential obligations of KID with respect to the TRC Lease (and an accrual recorded with respect to amounts anticipated to be owed to the landlord thereunder), and potential liabilities for which KID may remain obligated under certain contracts and other obligations that were not novated in connection with their transfer.
As has been previously disclosed, on April 21, 2011, TRC and TRC’s domestic subsidiaries (collectively, the “Debtors”), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On June 16, 2011, the Bankruptcy Court entered an order (the “Order”) which, among other things, approved a settlement with the secured creditors of the Debtors, including KID (the “Settlement”). The Order was effective and enforceable on its entry. The time for an aggrieved party to file an appeal from the Order expired on July 1, 2011.
Background
On December 23, 2008, KID completed the sales of its former gift business (the “Gift Sale”) to TRC. The aggregate purchase price payable by TRC for such gift business was: (i) 199 shares of the Common Stock of TRC, representing a 19.9% interest in TRC after consummation of the transaction; and (ii) a subordinated, secured promissory note issued by TRC to KID in the original principal amount of $19.0 million (the “Seller Note”). As has been previously disclosed, in the second quarter of 2009, KID fully impaired or reserved against all such consideration.
In connection with the Seller Note: (i) TRC and specified subsidiaries granted a lien (junior to the lien of Wells Fargo Bank, National Association (“WF”), TRC’s senior lender) to KID on substantially all of their respective assets, and such subsidiaries guaranteed the payment (subject to intercreditor arrangements described below) of all obligations to KID under the Seller Note; and (ii) KID entered into an Intercreditor Agreement with WF, pursuant to which payment of the Seller Note was fully subordinated to payment of TRC’s obligations under its credit facility with WF.
In addition, in connection with the Gift Sale, a limited liability company wholly-owned by KID (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC permitting TRC to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”). Pursuant to the License Agreement, TRC was required to pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty was required to be paid quarterly at the close of each three-month period during the term. TRC did not pay the initial lump sum Royalty payment. KID received $287,500 in respect of the Royalty payment due March 23, 2010, which was recorded as other income in the first quarter of 2010, but did not receive any other payments in respect of the Royalty, and therefore recorded no further income related to such Royalties.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Settlement
The Settlement, among other things: (i) includes a release of KID by and on behalf of the Debtors’ estates (without the requirement of any cash payment) from all claims, including fraudulent conveyance and preference claims under the Code, and claims pertaining to KID’s sale of the gift business to TRC; (ii) confirms that the Seller Note and KID’s security interests therein are valid, and are junior only to TRC’s senior lender; (iii) allows KID to retain ownership of the Retained IP, provided, that the trustee in the bankruptcy may include such intellectual property as part of a global sale of TRC’s business as long as KID receives at least $6.0 million therefor; (iv) includes a set-off against the Seller Note of all amounts owed by KID and its subsidiaries to TRC and its subsidiaries, for which KID had accrued an aggregate of approximately $2.0 million, without the requirement of any cash payment; (v) establishes distribution priorities for any proceeds obtained from the sale of TRC’s assets under which KID is generally entitled to receive, to the extent proceeds are available therefor after the payment of amounts owed to TRC’s senior lender and approximately $1.4 million in specified expenses have been funded, approximately $1.0 million, and to the extent further proceeds are available subsequent to the payment of approximately $1.0 million to the Debtors’ estates for additional specified expenses, 60% of any remaining proceeds (40% of any such remaining proceeds will go to the Debtors’ estates for the benefit of general unsecured creditors, and KID may participate therein as an unsecured creditor to the extent of 50% of any deficiency claims, including for unpaid royalties). As it is not possible to determine the amount, if any, that the trustee in the bankruptcy will obtain through the sale of TRC’s assets, KID may obtain only limited recovery on its claims, or may obtain no recovery at all. In addition, the Settlement provides that the Trustee will cooperate, at KID’s expense, with KID’s efforts to resolve the claim asserted by the landlord under the TRC Lease described above (however, the Settlement does not impact amounts potentially owed to the landlord under such TRC Lease). The Debtors’ estates’ rights with respect to the Retained IP will terminate at the earlier of 6 months from the date of the entry of the Bankruptcy Court’s sale order and the date of liquidation of TRC’s operations in the United States, Canada, the United Kingdom and Australia. Pursuant to the Settlement, KID waives its claims to Royalties as a result of the liquidation, except that it will be entitled to a 5% royalty on any inventory sold by a third party liquidator retained by the Trustee as part of the liquidation process. In addition, any bidder for the stock of the Debtors’ U.K., Australia or Canada subsidiaries may include a request to use KID’s Retained IP on a non-exclusive basis in the U.K., Australia or Canada, respectively, for a five percent (5%) royalty for a period of up to two (2) years. The Trustee has also agreed to cooperate in the removal of any persons designated by TRC to the board of directors of the Licensor, and shall waive the right to designate any additional members to such board. Further details of the Settlement are described in the Current Report on Form 8-K filed by the Company on June 22, 2011.
NOTE 13 — SUBSEQUENT EVENT
KID and specified domestic subsidiaries (such entities collectively with KID and such other future created or acquired domestic subsidiaries that are designated as borrowers from time to time, the “Borrowers”), and the subsidiaries of the Borrowers identified as guarantors therein (the “Guarantors”, and together with the Borrowers, the “Loan Parties”), executed a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) as of August 8, 2011, with certain financial institutions (the “Lenders”), including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Book Manager. The Licensor will become a Loan Party when permitted under its organizational documents (upon termination of the License Agreement). The obligations of the Borrowers under the New Credit Agreement are joint and several. In addition to increased borrowing capacity, anticipated benefits of the New Credit Agreement include higher aggregate commitments, the elimination of borrowing base limitations, reduced debt service requirements (as the Term Loan was paid in full), lower minimum and maximum interest rate margins, an extended maturity date, and a generally less restrictive payment and cash utilization structure.
The New Credit Agreement amends and restates the Borrowers’ existing Amended and Restated Credit Agreement with the Administrative Agent, as successor by merger to LaSalle Bank National Association, and the other lenders party thereto, dated April 2, 2008, as amended by First Amendment dated as of August 13, 2008, Second Amendment dated as of March 20, 2009, and Third Amendment dated as of March 30, 2011 (collectively, the “Existing Credit Agreement”), which provided for a $50.0 million revolving credit facility based on eligible receivables and inventory, with a $5.0 million sub-facility for letters of credit, and an $80.0 million term loan facility, which was scheduled to mature on April 1, 2013. The New Credit Agreement represents a refinancing of the Borrowers’ senior secured debt under the Existing Credit Agreement.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The New Credit Agreement provides for an aggregate $175.0 million revolving credit facility (the “New Revolver”), with a sub-facility for letters of credit in an amount not to exceed $25.0 million, and a sub-facility for swing-line loans in an amount not to exceed $5.0 million. Subject to conditions to lending set forth in the New Credit Agreement, loans may be made up to the full amount of the New Revolver (without borrowing base limitations), swing-line loans may be made up to the full amount of the sublimit for swing-line loans, and letters of credit may be issued up to the sublimit for letters of credit. KID also has the right (without the consent of any Lender or the Administrative Agent) to increase the amount of the New Revolver by an additional aggregate amount not to exceed $35.0 million, provided, among other things, that (i) no event of default or unmatured event of default shall have occurred and be continuing, and (ii) the Borrowers receive commitments for such increase. KID may offer such increase to existing Lenders or certain third party financial institutions as described in the New Credit Agreement, however, no lender is obligated to increase its commitment.
Upon the execution of the New Credit Agreement, the Borrowers drew down $47.5 million under the New Revolver, and utilized the proceeds to repay the Term Loan in full. Outstanding amounts under the Revolving Loan (in the approximate amount of $29.4 million) were reallocated among the continuing Lenders in accordance with their respective commitments under the New Credit Agreement. Outstanding letters of credit were deemed to have been issued under the New Credit Agreement.
The aggregate amounts outstanding under the New Credit Agreement (other than letters of credit, which may generally remain outstanding until August 1, 2017) are due and payable on August 8, 2016 (subject to customary early termination provisions).
The New Revolver bears interest, at the Borrowers’ option, at a specified base rate (the higher of (x) the Administrative Agent’s prime rate and (y) the Federal Funds rate plus 0.50%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins.  Applicable margins range from 1.75% to 2.75% on Eurodollar rate loans and 0.75% to 1.75% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined in the New Credit Agreement) for the most recently ended fiscal quarter.  At least until receipt by the Administrative Agent and the Lenders of the financial statements and compliance certificates with respect to the quarter ending September 30, 2011, the applicable margins will be 2.75% for Eurodollar loans and 1.75% for base rate loans.  Swing-line loans bear interest at the base rate plus the applicable margin for base rate loans.   Under the terms of the New Credit Agreement, the Company is required to comply with the following financial covenants: (a) a quarterly minimum Consolidated Fixed Charge Coverage Ratio of 1.50:1.00; and (b) a quarterly maximum Consolidated Leverage Ratio of 3.25:1.00 (stepping down to 3.00:1.00 for the quarter ending June 30, 2013, provided, that in the event a permitted acquisition is consummated prior to August 8, 2013, such maximum ratio shall remain 3.25:1.00 until the later of June 30, 2013 and the date that is 18 months after such consummation).  The Consolidated Fixed Charge Coverage Ratio is the ratio of: (a) Covenant EBITDA (as described in the New Credit Agreement) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash.  The Consolidated Leverage Ratio is the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters.  Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit).
The New Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants.  The New Credit Agreement contains customary events of default (including any failure to remain in compliance with the financial covenants), as well as specified defaults with respect to the LaJobi Earnout Consideration.  In order to secure the obligations of the Loan Parties under the New Credit Agreement, each Loan Party has pledged 100% of the equity interests of its domestic subsidiaries, including a pledge of the capital stock of each Borrower (other than KID) and the Licensor, and 65% of the equity interests of specified foreign subsidiaries, to the Administrative Agent, and has granted security interests to the Administrative Agent in substantially all of its personal property (other than the assets of the Licensor until it becomes a Loan Party), all pursuant to the terms of a Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011 (the “New Security Agreement”), which amends and restates the Amended and Restated Guaranty and Collateral Agreement dated as of April 2, 2008, as amended, among the Borrowers in favor of the Administrative Agent (the “Existing Security Agreement”).   As additional security for Sassy, Inc.’s obligations under the New Credit Agreement, Sassy, Inc. has continued its grant of a mortgage for the benefit of the Administrative Agent and the continuing Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.
The Borrowers paid an arrangement fee to ML in an aggregate amount of approximately $656, 000 and an up-front fee to the Lenders in an aggregate amount of approximately $665, 000 in connection with the execution of the New Credit Agreement and related documentation. The Borrowers are also required to pay a quarterly commitment fee ranging from 0.30% to 0.45% (based on the Consolidated Leverage Ratio) on the daily unused portions of the New Revolver (outstanding amounts under letters of credit are considered utilization for this purposes; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 2.75% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the New Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Q1 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 10-K”), including the consolidated financial statements and notes thereto.
OVERVIEW
We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries — Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) — we design and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, food preparation and nursery appliances, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America, the United Kingdom (“U.K.”) and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the U.K. and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries.
We generated net sales of approximately $60.3 million and $120.1 million for the three and six months ended June 30, 2011, respectively. International sales, defined as sales outside of the United States, including export sales, constituted 9.0% of our net sales for each of the six months ended June 30, 2011 and 2010. One of our strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the United States.
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

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $1.8 million and $1.7 million, for the three months ended June 30, 2011 and 2010, respectively. The costs of warehousing, outbound handling costs and outbound shipping costs were $3.9 million and $3.4 million, for the six months ended June 30, 2011 and 2010, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.
If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) our LaJobi subsidiary, which has experienced significant sales growth but which also typically generates lower gross margins, on average, than our other business units, due to the nature of the furniture category; (iii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iv) increased freight cost and other costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases. See Note 10 of the Notes to Unaudited Consolidated Financial Statements for a description of accruals for anticipated customs duty and interest payment requirements related to (i) certain wooden furniture imported by our LaJobi subsidiary from the PRC (until January of 2011), which accruals have further adversely impacted our gross margins and net loss income for the three and six months ended June 30, 2011, and the fourth quarter and year ended December 31, 2010 and (ii) the findings of our ongoing Customs Review, which accruals have further adversely impacted our gross margins and net loss for the three and six months ended June 30, 2011.
We continue to seek to mitigate margin pressure through the development of new products that can command higher pricing; the identification of alternative, lower-cost sources of supply, re-engineering of certain existing products to reduce manufacturing costs; and, where possible, price increases. Particularly in the mass market, our ability to increase prices or resist requests for mark-downs and/or other allowances is limited by market and competitive factors, and, while we have implemented selective price increases and will likely continue to seek to do so, we have generally focused on maintaining (or increasing) shelf space at retailers and, as a result, our market share.
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
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2010. There were no impairments of intangible assets in 2010. In accordance with applicable accounting standards, the Company determined that interim testing of intangible assets (definite and indefinite-lived) was not warranted for the three and six months ended June 30, 2011 as no triggering events occured during such period. We will continue to evaluate the carrying amounts of our intangible assets.

Recent Developments
Refinancing of Senior Indebtedness
KID and specified domestic subsidiaries executed a Second Amended and Restated Credit Agreement as of August 8, 2011, with certain financial institutions, including Bank of America, N.A., among other things, as Administrative Agent. This amendment and restatement represents a refinancing of the Company’s senior secured debt under the Existing Credit Agreement, and provides for an aggregate $175.0 million revolving credit facility (without borrowing base limitations), with a $25.0 million sub-facility for letters of credit, and a $5.0 million sub-facility for swing-line loans. KID is entitled to increase the amount of this new revolver by up to an additional $35.0 million, provided that, among other things, no defaults have occurred and are continuing and commitments are received for such increase (from existing lenders or certain third party financial institutions). The refinancing, among other things, increases borrowing capacity previously available under the Existing Credit Agreement (which provided for a $50.0 million revolver based on eligible receivables and inventory, with a $5.0 million sub-facility for letters of credit, and an $80.0 million term loan), lowers minimum and maximum interest rate margins and is described in detail under “Liquidity and Capital Resources” below under the section captioned “Debt Financings.”
TRC Matters
As has been previously disclosed, on April 21, 2011, The Russ Companies, Inc. (“TRC”), the acquirer of KID’s former gift business, and TRC’s domestic subsidiaries (collectively, the “Debtors”), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On June 16, 2011, the Bankruptcy Court entered an order (the “Order”) which, among other things, approved a settlement with the secured creditors of the Debtors, including KID (the “Settlement”). The Order was effective and enforceable on its entry. The time for an aggrieved party to file an appeal from the Order expired on July 1, 2011.
Background. On December 23, 2008, KID completed the sale of its former gift business (the “Gift Sale”) to TRC. The aggregate purchase price payable by TRC for such gift business was: (i) 199 shares of the Common Stock of TRC, representing a 19.9% interest in TRC after consummation of the transaction; and (ii) a subordinated, secured promissory note issued by TRC to KID in the original principal amount of $19.0 million (the “Seller Note”). As has been previously disclosed, in the second quarter of 2009, KID fully impaired or reserved against all such consideration.
In connection with the Seller Note: (i) TRC and specified subsidiaries granted a lien (junior to the lien of Wells Fargo Bank, National Association (“WF”), TRC’s senior lender) to KID on substantially all of their respective assets, and such subsidiaries guaranteed the payment (subject to intercreditor arrangements described below) of all obligations to KID under the Seller Note; and (ii) KID entered into an Intercreditor Agreement with WF, pursuant to which payment of the Seller Note was fully subordinated to payment of TRC’s obligations under its credit facility with WF.
In addition, in connection with the Gift Sale, a limited liability company wholly-owned by KID (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC permitting TRC to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”). Pursuant to the License Agreement, TRC was required to pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. The initial annual royalty payment was due and payable in one lump sum on December 31, 2009. Thereafter, the Royalty was required to be paid quarterly at the close of each three-month period during the term. TRC did not pay the initial lump sum Royalty payment. KID received $287,500 in respect of the Royalty payment due March 23, 2010, which was recorded as other income in the first quarter of 2010, but did not receive any other payments in respect of the Royalty, and therefore recorded no further income related to such Royalties.
In connection with the Gift Sale, KID and Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), KID’s subsidiary at the time (and currently a subsidiary of TRC), sent a notice of termination with respect to the lease (the “TRC Lease”), originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although the TRC Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains potentially obligated for rental and other specified payments due thereunder (to the extent they are owed but have not been paid by U.S. Gift). On April 27, 2011, KID received a letter on behalf of the landlord under the TRC Lease (the “TRC Landlord”) demanding payment by KID of specified rent and other additional charges allegedly owed by U.S. Gift in an aggregate amount of approximately $5.9 million (including, among other things, approximately $3.8 million in rent and other charges for periods subsequent to the effective date of the termination of the TRC Lease (December 23, 2010), for which KID does not believe it is responsible, and approximately $1.0 million in specified repairs (“Repair Charges”)). On July 18, 2011, the TRC Landlord filed a complaint in the Superior Court of New Jersey Law Division: Middlesex County, alleging that KID, having agreed via an assignment agreement to remain liable for the obligations of the tenant under the TRC Lease, has breached the TRC Lease and such assignment by failing to pay rent and other charges due and owing pursuant to the TRC Lease, in an aggregate amount of approximately $12 million as of June 11, 2011. Under specified circumstances, we currently estimate that KID’s potential liability for rental and related amounts under the TRC Lease is approximately $1.1 million and, accordingly, we have accrued such amount for the three and six month period ended June 30, 2011. With respect to the alleged Repair Charges, KID is currently unable to assess its potential liability therefor, if any, under the TRC Lease. As a result, the aggregate amount of any payments that may potentially be required to be made by KID with respect to the TRC Lease cannot be ascertained at this time. See Note 10 of Notes to Unaudited Consolidated Financial Statements and Part II, Item 1, Legal Proceedings, for further discussion of this matter.

The Settlement. The Settlement, among other things: (i) includes a release of KID by and on behalf of the Debtors’ estates (without the requirement of any cash payment) from all claims, including fraudulent conveyance and preference claims under the Code, and claims pertaining to KID’s sale of the gift business to TRC; (ii) confirms that the Seller Note and KID’s security interests therein are valid, and are junior only to TRC’s senior lender; (iii) allows KID to retain ownership of the Retained IP, provided, that the trustee in the bankruptcy may include such intellectual property as part of a global sale of TRC’s business as long as KID receives at least $6.0 million therefor; (iv) includes a set-off against the Seller Note of all amounts owed by KID and its subsidiaries to TRC and its subsidiaries, for which KID had accrued an aggregate of approximately $2.0 million, without the requirement of any cash payment; (v) establishes distribution priorities for any proceeds obtained from the sale of TRC’s assets under which KID is generally entitled to receive, to the extent proceeds are available therefor after the payment of amounts owed to TRC’s senior lender and approximately $1.4 million in specified expenses have been funded, approximately $1.0 million, and to the extent further proceeds are available subsequent to the payment of approximately $1.0 million to the Debtors’ estates for additional specified expenses, 60% of any remaining proceeds (40% of any such remaining proceeds will go to the Debtors’ estates for the benefit of general unsecured creditors, and KID may participate therein as an unsecured creditor to the extent of 50% of any deficiency claims, including for unpaid royalties). As it is not possible to determine the amount, if any, that the trustee in the bankruptcy will obtain through the sale of TRC’s assets, KID may obtain only limited recovery on its claims, or may obtain no recovery at all. In addition, the Settlement provides that the Trustee will cooperate, at KID’s expense, with KID’s efforts to resolve the claim asserted by the landlord under the TRC Lease described above (however, the Settlement does not impact amounts potentially owed to such landlord under the TRC Lease). The Debtors’ estates’ rights with respect to the Retained IP will terminate at the earlier of 6 months from the date of the entry of the Bankruptcy Court’s sale order and the date of liquidation of TRC’s operations in the United States, Canada, the United Kingdom and Australia. Pursuant to the Settlement, KID waives its claims to Royalties as a result of the liquidation, except that it will be entitled to a 5% royalty on any inventory sold by a third party liquidator retained by the Trustee as part of the liquidation process. In addition, any bidder for the stock of the Debtors’ U.K., Australia or Canada subsidiaries may include a request to use KID’s Retained IP on a non-exclusive basis in the U.K., Australia or Canada, respectively, for a five percent (5%) royalty for a period of up to two (2) years. The Trustee has also agreed to cooperate in the removal of any persons designated by TRC to the board of directors of the Licensor, and shall waive the right to designate any additional members to such board. Further details of the Settlement are described in the Current Report on Form 8-K filed by the Company on June 22, 2011. The Company has recorded income of approximately $2.0 million during the three and six months ended June 30, 2011 related to the set-off against the Seller Note discussed above. See “Results of Operations” below immediately following the discussion of “Selling, general and administrative expense”.
LaJobi Matters
See Note 10 of Notes to Unaudited Consolidated Financial Statements for a description of: (i) the “Focused Assessment” of our LaJobi subsidiary’s import practices and procedures by U.S. Customs, charges recorded in the first and second quarter of 2011, respectively and the fourth quarter and year ended December 31, 2010 in connection therewith, and actions taken by the Company as a result thereof; and (ii) a discussion of certain payment practices with respect to individuals providing quality control, compliance and certain other services in the PRC, Hong Kong, Vietnam and Thailand, and actions taken by the Company in connection therewith, as well as a description of an informal investigation by the SEC into these matters.
Customs Compliance Investigation
Following the discovery of the matters described above with respect to LaJobi, our Board authorized a review, supervised by the Special Committee and conducted by outside counsel, of customs compliance practices at the Company’s non-LaJobi operating subsidiaries, consisting of Kids Line, CoCaLo and Sassy (the “Customs Review”). Although such review is ongoing, based on work to date involving a sampling of customs filings, the Special Committee has identified instances in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications of certain products imported by CoCaLo. As a result of these findings to date, the Company currently estimates that it will incur aggregate costs of approximately $2.4 million (pretax) relating to customs duty for the years ended 2006 through 2010 and the six months ended June 30, 2011. The impact on prior periods was deemed to be immaterial to the previously reported financial statements and therefore such amounts were accrued in the period they were identified (the quarter ended June 30, 2011). Of the amount accrued, the Company recorded $2.2 million in cost of sales and $0.2 million in interest expense for the three months ended June 30, 2011. As the Customs Review is still pending, it is possible that the actual amount of duty owed will be higher upon its completion and, in any event, additional interest will continue to accrue until payment is made. In addition, the Company may be assessed by U.S. Customs a penalty of up to 100% of any such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. Promptly after becoming aware of the foregoing, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues. Following the completion of the Customs Review, the Company intends to remit to U.S. Customs the amount of duties owed and any interest and penalties thereon. Our Board has also recently authorized an investigation, supervised by the Special Committee and conducted by a second outside counsel, to more fully review the customs practices at these operating subsidiaries, including whether there was any misconduct by personnel (the “Customs Investigation”). The Company has also voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. Because the Customs Review and the Customs Investigation are ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition.

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
General Economic Conditions as they Impact Our Business
Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty, such as the recession experienced in 2008 and much of 2009, as well as more recent market disruptions, can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence, which we believe has resulted in lower birth rates, although recent third party forecasts have suggested declining birth trends are likely to reverse with modest improvements in the economy. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things: (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectibility of cash from our customers. See Item 1A, “Risk Factors—The state of the economy may impact our business” of the 2010 10-K.
In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors—Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition” of the 2010 10-K.

SEGMENTS
The Company operates in one segment: the infant and juvenile business.
RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2011 AND 2010
Net sales for the three months ended June 30, 2011 decreased 11.2% to $60.3 million, compared to $67.9 million for the three months ended June 30, 2010. This decrease was primarily the result of lower sales volume at LaJobi (down approximately 22.8%), Sassy (down approximately 16.0%) and Kids Line (down approximately 2.3%), partially offset by growth at CoCaLo (up approximately 21.0%).
Gross profit was $14.3 million, or 23.8% of net sales, for the three months ended June 30, 2011, as compared to $20.7 million, or 30.5% of net sales, for the three months ended June 30, 2010. Gross profit decreased primarily as a result of: (i) a $2.2 million accrual for anticipated customs duty payment requirements resulting from the Customs Review; (ii) an accrual aggregating $0.7 million for remediation activities to bring certain LaJobi cribs into compliance with new federal crib safety standards that went into effect on June 28, 2011; (iii) additional inventory reserves related to certain underperforming product lines (approximately $0.8 million primarily related to a discontinued product program at Kids Line); (iv) $0.2 million of additional warehouse expense as a result of higher inventory levels; and (v) on an absolute basis, lower net sales, all of which was partially offset by a reduction in customer allowances (which was partially due to a lower net sales base).
Selling, general and administrative expense was $14.8 million, or 24.5% of net sales, for the three months ended June 30, 2011 compared to $12.8 million, or 18.9% of net sales, for the three months ended June 30, 2010. Selling, general and administrative expense increased as a percentage of sales primarily as a result of: (i) an accrual for a contingent liability in connection with the TRC Lease in the amount of $1.1 million; (ii) costs incurred in the aggregate amount of approximately $0.7 million in connection with the Company’s internal investigation of LaJobi’s import, business and staffing practices in Asia (the “LaJobi Investigation”) and related litigation and other costs (collectively, the “LaJobi Matters”); and (iii) a lower sales base. In absolute terms, the increase in SG&A costs was primarily a function of: (i) the $1.1 million TRC Lease accrual described above; (ii) costs related to the LaJobi Matters; and (iii) increased warehouse, outbound handling and outbound shipping costs of $0.1 million.
TRC valuation reserve adjustment of $2.0 million resulted from the TRC bankruptcy. As a result of prior discussions with TRC with respect to the potential restructuring of the consideration received by KID for the sale of its former gift business to TRC, KID had been accruing, but not paying (since December 2009), amounts owed to TRC and certain of its subsidiaries for the sublease of office and warehouse space (and related services) under a transition services agreement (see Note 12 to the Notes to Unaudited Consolidated Financial Statements). The Settlement (discussed in “Recent Developments” above) includes, among other things, a set-off against the Seller Note of all amounts owed by the Company to TRC and its subsidiaries, including the sublease and related amounts discussed above. As a result, such amounts were set-off and were taken into income in the three month period ended June 30, 2011 by reducing the valuation allowance previously recorded in June 2009 against the consideration received in connection with the Gift Sale (the “2009 Valuation Allowance”).
Other expense was $1.1 million for the three months ended June 30, 2011 as compared to $0.8 million for the three months ended June 30, 2010. This increase of approximately $0.3 million was primarily due to: (i) a favorable change of $0.2 million in the fair market value of an interest rate swap agreement in the second quarter of 2010, which was not a factor in the second quarter of 2011; and (ii) an additional $0.2 million of interest recorded in the second quarter of 2011 associated with anticipated customs duty payment requirements in connection with the LaJobi Investigation and the Customs Review, all of which was offset by a reduction ($0.1 million) in interest expense due to lower borrowings and lower borrowing costs in such period compared to the same period in 2010.
The income tax provision for the three months ended June 30, 2011 was $4.4 million on income before income tax provision of $0.4 million.  The difference between the effective tax rate for the three months ended June 30, 2011 and the U.S. federal tax rate of 35% primarily relates to a change in valuation allowance against deferred tax assets associated with the sale of the Gift business in light of The Russ Companies (“TRC”) bankruptcy filing (discrete item of $3.6 million), and an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey (discrete item of $0.6 million). The difference between the U.S, federal tax rate of 35% and the estimated effective tax rate for the year excluding discrete items of 41.8% primarily relates to provision for state tax, net of federal benefit (3.8%), the effect of permanent adjustments (2.2%), and other foreign related adjustments (0.8%) . The provision for income tax for the three months ended June 30, 2010 was $2.6 million on profit before tax of $7.1 million.  The difference between the effective tax rate of 37% for the three months ended June 30, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit.

As a result of the foregoing, net loss for the three months ended June 30, 2011 was $4.0 million or ($0.18) per diluted share, compared to net income of $4.5 million, or $0.20 per diluted share, for the three months ended June 30, 2010.
RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Net sales for the six months ended June 30, 2011 decreased 7.2% to $120.1 million, compared to $129.4 million for the six months ended June 30, 2010. This decrease was primarily the result of lower sales volume at LaJobi (down approximately, 7.6%), and Kids Line (down approximately 4.7%), partially offset by sales volume growth at CoCaLo (up approximately 12.6%) and Sassy (up approximately 6.7%).
Gross profit was $30.6 million, or 25.5% of net sales, for the six months ended June 30, 2011, as compared to $39.4 million, or 30.4% of net sales, for the six months ended June 30, 2010. Gross profit decreased primarily as a result of: (i) a $2.2 million accrual for anticipated customs duty payment requirements resulting from the Customs Review; (ii) an accrual aggregating $0.7 million for remediation activities to bring certain LaJobi cribs into compliance with new federal crib safety standards that went into effect on June 28, 2011; (iii) additional inventory reserves related to certain underperforming product lines (approximately $1.2 million primarily related to a discontinued product program at Kids Line); (iv) $0.3 million in increased warehouse expense as a result of higher inventory levels; and (v) on an absolute basis, lower net sales, all of which was partially offset by a reduction in customer allowances (which was partially due to a lower net sales base).
Selling, general and administrative expense was $30.2 million, or 25.1% of net sales, for the six months ended June 30, 2011 compared to $24.8 million, or 19.2% of net sales, for the six months ended June 30, 2010. Selling, general and administrative expense increased as a percentage of sales primarily as a result of: (i) costs incurred in the aggregate amount of approximately $3.1 million in connection with the LaJobi Matters; (ii) the $1.1 million accrual for a contingent liability in connection with the TRC Lease; and (iii) a lower sales base. In absolute terms, the increase in SG&A costs was primarily a function of: (i) costs related to the LaJobi Matters described above; (ii) the TRC Lease accrual described above; and (iii) increased warehouse, outbound handling and outbound shipping costs of ($0.5 million as a result of increased inventory).
TRC valuation reserve adjustment of $2.0 million resulted from the TRC bankruptcy. As a result of prior ongoing discussions with TRC with respect to the potential restructuring of the consideration received by KID for the sale of its former gift business to TRC, KID had been accruing, but not paying (since December 2009), amounts owed to TRC and certain of its subsidiaries for the sublease of office and warehouse space (and related services) under a transition services agreement (See Note 12 of the Notes to Unaudited Consolidated Financial Statements). The Settlement (discussed in “Recent Developments” above) includes, among other things, a set-off against the Seller Note of all amounts owed by the Company to TRC and its subsidiaries, including the sublease and related amounts discussed above. As a result, such amounts were set-off and were taken into income for the six month period ended June 30, 2011 by reducing the 2009 Valuation Allowance.
Other expense was $2.2 million for the six months ended June 30, 2011 as compared to $1.8 million for the six months ended June 30, 2010. This increase of approximately $0.4 million was primarily due to: (i) a favorable change of $0.7 million in the fair market value of an interest rate swap agreement in the first six months of 2010, which was not a factor in the first six months of 2011; (ii) fees for the March 2011 Amendment ($0.1 million): and (iii) an additional $0.3 million of interest recorded in the first six months of 2011 associated with anticipated customs duty payment requirements in connection with the LaJobi Matters and the Customs Review, all of which was offset by a reduction ($1.1 million) in interest expense due to lower borrowings and lower borrowing costs in such period compared to the same period in 2010.
Income before income tax provision was $0.3 million for the six months ended June 30, 2011, as compared to income of $12.8 million for the six months ended June 30, 2010, primarily as a result of the items described above.
The income tax provision for the six months ended June 30, 2011 was $4.4 million on income before income tax provision of $0.3 million.  The difference between the effective tax rate for the six months ended June 30, 2011 and the U.S. federal tax rate of 35% primarily relates to a change in valuation allowance against deferred tax assets associated with the sale of the Gift business in light of the TRC bankruptcy filing (discrete item of $3.6 million), an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey (discrete item of $0.6 million), and an increase for unrecognized tax benefits (discrete item of $0.1 million). The difference between the U.S. federal tax rate of 35% and the estimated effective tax rate for the year excluding discrete items of 41.8% primarily relates to a provision for state tax, net of federal benefit (3.8%), the effect of permanent adjustments (2.2%), and other foreign related adjustments (0.8%). The provision for income tax for the six months ended June 30, 2010 was $4.8 million on profit before tax of $12.8 million.  The difference between the effective tax rate of 38% for the six months ended June 30, 2010 and the U.S. federal tax rate primarily relates to the provision for state taxes, net of federal tax benefit
As a result of the foregoing, net loss for the six months ended June 30, 2011 was $4.2 million, or ($0.19) per diluted share, compared to net income of $7.9 million, or $0.36 per diluted share, for the six months ended June 30, 2010.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next 12 months. Any significant future business or product acquisitions, earnout payments (if any) or other unanticipated expenses (including additional anti-dumping duty or any other customs duty assessments and related interest and/or penalties in excess of current accruals) may require additional debt or equity financing. As is described in “Recent Developments” above, and “Liquidity and Capital Resources” below under the section captioned “Debt Financings”, however, as of August 8, 2011, the Company refinanced its senior secured debt to provide for an aggregate $175.0 million revolving credit facility, with subject to an additional $35.0 million increase in the aggregate commitment amount under specified circumstances. The Company’s previous credit facility provided for a $50.0 million revolver based on eligible receivables and inventory, and an $80.0 million term loan. In addition to increased borrowing capacity, anticipated benefits from the refinancing also include the elimination of borrowing base limitations, reduced debt service requirements (as the Term Loan was paid in full), lower minimum and maximum interest rate margins, an extended maturity date, and a generally less restrictive payment and cash utilization structure.
We anticipate that cash flow from operations and anticipated availability under our New Credit Agreement (defined below) will be sufficient to fund any anti-dumping duty or any other customs duty payment requirements, including interest and potential penalties thereon, and potential LaJobi Earnout Consideration and related finder’s fee, if any, and will be permitted under the terms of the refinanced credit agreement and related documentation, although there can be no assurance that this will be the case.
Historically, the proceeds of our bank facility have been used to fund acquisitions, and cash flows from operations were utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which were necessitated by our strategy of paying down debt), we typically did not actively utilize our revolving credit facility to fund operations. As a result of the New Credit Agreement, our term loan was paid in full, and outstanding amounts under our revolver were reallocated among the refinancing lenders. The Company anticipates that cash flows from operations will continue to be used to pay down our new revolving credit facility and associated interest on outstanding amounts. Availability under the refinanced revolver is intended to continue to be used to fund short-term working capital requirements, if needed, and future acquisitions or unanticipated expenses, if any.
As of June 30, 2011, the Company had cash and cash equivalents of $1.7 million, compared to $1.1 million at December 31, 2010. Cash and cash equivalents increased by $0.6 million during the six months ending June 30, 2011 compared to the balance at December 31, 2010, primarily reflecting fluctuations in debt repayment. As of June 30, 2011 and December 31, 2010, working capital was $72.1 million and $43.2 million, respectively. The increase in working capital for the period ended June 30, 2011 primarily reflects the reclassification of short-term debt to long-term as a result of the execution of the New Credit Agreement and reclassification of the New Revolver thereunder as long-term debt, as well as the fluctuations of accounts receivable and inventory discussed in the following paragraph.
Net cash provided by operating activities was $7.8 million during the six months ended June 30, 2011, compared to net cash provided by operating activities of $17.7 million during the six months ended June 30, 2010. Cash provided by operating activities reflected the net loss of $4.2 million in the first six months of 2011, as compared to net income of $7.9 million in the first six months of 2010. Cash provided by operations for the six months ended June 30, 2011 also includes a $4.7 million decrease in accounts payable as a result of timing of payments and accrued expenses, an increase in inventory of $5.9 million and a net decrease of $10.7 million in accounts receivable both primarily resulting from lower sales for the 2011 six month period.
Net cash used in investing activities was $0.6 million for each of the six month periods ended June 30, 2011 and 2010. The 2011 cash was primarily used for tooling, ERP system and leasehold improvements, and the 2010 cash was primarily used for ERP system, tooling and office equipment.
Net cash used in financing activities was $6.5 million for the six months ended June 30, 2011, as compared to net cash used in financing activities of $15.9 million for the six months ended June 30, 2010. The cash used during the six months ended June 30, 2011 primarily reflects borrowing for working capital needs, and the cash used for the six months ended June 30, 2010 primarily reflects the repayment of debt under the Existing Credit Agreement.

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
As a result of the accrual recorded in the fourth quarter and year ended December 31, 2010 for anticipated duty (and interest thereon) owed by LaJobi to U.S. Customs and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no LaJobi Earnout Consideration (and therefore no finder’s fee) was payable. Accordingly, the Company did not record any amounts related thereto in the Company’s financial statements for the fourth quarter and year ended December 31, 2010. The Company previously disclosed a potential earnout payment of approximately $12 to $15 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi.
On July 25, 2011, the Company received a letter from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15 million. In addition, on July 25, 2011, the Company received a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause”, effective March 14, 2011, violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. The Company does not intend to pay the LaJobi Earnout Consideration to Mr. Bivona and believes that Mr. Bivona was properly terminated “for cause” pursuant to his employment agreement, and the Company has so advised counsel for Mr. Bivona. The Company intends to vigorously defend any related action that Mr. Bivona may bring. There can be no assurance that the Company will prevail in any such dispute, although the Company believes that, in any event, it would have additional claims that it could assert against the LaJobi seller and Mr. Bivona. The Company anticipates that cash flow from operations and anticipated availability under the New Credit Agreement will be sufficient to fund any duty, interest and potential penalties thereon, and any potential LaJobi Earnout Consideration and related finder’s fee, and will be permitted under the terms of the New Credit Agreement and related documentation, but there can be no assurance that this will be the case.
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
Debt Financings
The Existing Credit Agreement (as defined below) was amended and restated as of August 8, 2011. See “New Credit Agreement” below for a description of the material terms of such amendment and restatement.
Consolidated long-term debt as a result of the reclassification described below at June 30, 2011 and December 31, 2010 was $66.4 million and $54.0 million, respectively. At June 30, 2011 amended and restated credit facility revolving loan availability was $23.7 million pursuant to the terms of the New Credit Agreement. At December 31, 2010, revolving loan availability was $28.3 million. At December 31, 2010, there was approximately $18.6 million borrowed under the Revolving Loan (defined below) which is classified a short-term debt as of December 31, 2010. Accounting Standards Codification 470.10.45.14 allows the reclassification of short term debt (including the Company’s revolver) upon the refinancing of short-term debt with long-term debt, which was effected by the New Credit Agreement. As a result, the current portion of the Term Loan, which was repaid in full in connection with such amendment and restatement, and all amounts outstanding under the Revolving Loan at June 30, 2011, were reclassified as Long-Term Revolving Loan as of such date.

As of June 30, 2011, prior to the New Credit Agreement, the applicable interest rate margins were 3.25% for LIBOR Loans and 2.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of June 30, 2011, was as follows:

	At June 30, 2011
	LIBOR Loans	Base Rate Loans
Existing Revolving	3.44%	5.50%
As of the Amended and Restated Credit Agreement on August 8, 2011, the applicable interest rate margin were 2.75% for LIBOR Loans and 1.75% for Base Rate Loans.
Existing and Refinanced Credit Agreement Summaries
KID, specified domestic subsidiaries consisting of Kids Line, Sassy, LaJobi, CoCaLo, and I&J Holdco, Inc. (such entities collectively with KID and such other future created or acquired domestic subsidiaries that are designated as borrowers from time to time, the “Borrowers”), and the subsidiaries of the Borrowers identified as guarantors therein (the “Guarantors”, and together with the Borrowers, the “Loan Parties”), executed a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) as of August 8, 2011, with certain financial institutions (the “Lenders”), including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), as Sole Lead Arranger and Book Manager. The Licensor will become a Loan Party when permitted under its organizational documents (upon termination of the License Agreement). The obligations of the Borrowers under the New Credit Agreement are joint and several. In addition to increased borrowing capacity, anticipated benefits of the New Credit Agreement include higher aggregate commitments, the elimination of borrowing base limitations, reduced debt service requirements (as the Term Loan was paid in full), lower minimum and maximum interest rate margins, an extended maturity date, and a generally less restrictive payment and cash utilization, all as described below.
The New Credit Agreement amends and restates the Borrowers’ existing Amended and Restated Credit Agreement with the Administrative Agent, as successor by merger to LaSalle Bank National Association, and the other lenders party thereto, dated April 2, 2008, as amended by First Amendment dated as of August 13, 2008, Second Amendment dated as of March 20, 2009, and Third Amendment dated as of March 30, 2011 (the “Existing Credit Agreement”), which provided for a $50.0 million revolving credit facility (the “Existing Revolver”) based on eligible receivables and inventory, with a $5.0 million sub-facility for letters of credit, and an $80.0 million term loan facility (the “Term Loan”), which was scheduled to mature on April 1, 2013. The New Credit Agreement represents a refinancing of the Borrowers’ senior secured debt under the Existing Credit Agreement.
As the Existing Credit Agreement was in effect during the entire quarter ending June 30, 2011, we have included a discussion of the terms of the Existing Credit Agreement below, followed by a discussion of the terms of the New Credit Agreement, which became effective as of August 8, 2011.
A. Existing Credit Agreement
The Existing Credit Agreement provided for: (a) the Existing Revolver ($50.0 million), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) the Term Loan ($80.0 million). The total borrowing capacity was based on a borrowing base, which was defined as 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory. The scheduled maturity date of the facility was April 1, 2013.
Loans under the Existing Credit Agreement bore interest, at the Borrowers’ option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins varied between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings included a floor of 30 day LIBOR plus 1%). At June 30, 2011, the applicable margins were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings. The principal of the Term Loan was required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Term Loan was also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Borrowers were also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Existing Revolver, as well as other customary fees as are set forth in the Existing Credit Agreement.

Under the terms of the Existing Credit Agreement, the Company was required to comply with the following financial covenants: (a) a quarterly minimum Fixed Charge Coverage Ratio of 1.35:1.00; (b) a quarterly maximum Total Debt to Covenant EBITDA Ratio of 2.75:1.00; and (c) an annual capital expenditure limitation.
Due to the facts and circumstances discovered in connection with the Company’s internal investigation of Lajobi’s import, business and staffing practices in Asia (including misconduct by various LaJobi employees resulting in the underpayment of specified import duties), the approximately $6,860,000 charge we recorded for anticipated import duties and interest related thereto, and additional amounts and penalties that may be required by U.S. Customs, we determined that various events of default, and potential events of default under the Existing Credit Agreement (and related loan documents) occurred as a result of breaches and potential breaches of various representations, warranties and covenants in the Existing Credit Agreement, including, but not limited to, an unmatured event of default with respect to a breach of the Fixed Charge Coverage Ratio covenant for the quarter ended December 31, 2010 (as well as projected breaches of the Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA Ratio for certain future periods). In connection therewith, the Existing Credit Agreement was amended on March 30, 2011 (the “March 2011 Amendment”), to permanently waive, among other things, specified existing events of default resulting from such LaJobi events and related breaches and potential breaches (and future events of default as a result of the accrual or payment of specified “Duty Amounts” (as defined below)), and to amend the definition of “Covenant EBITDA” for all purposes under the Existing Credit Agreement and related loan documents (including for the determination of the applicable interest rate margins and compliance with financial covenants) for the December 31, 2010 reporting period and all periods thereafter. The Borrowers paid fees of approximately $131,000 during the first quarter of 2011 in connection with the execution of the March 2011 Amendment. As a result of the March 2011 Amendment, the Company was required to be in compliance with the financial covenants described above at the time of any accrual in excess of $1.0 million or proposed payment of any Duty Amounts. The fees for the March 2011 Amendment were recorded as expense for the three months ended March 31, 2011.
Covenant EBITDA, for purposes of the Existing Credit Agreement, was a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases would have been permitted if other specified prerequisites were met. Covenant EBITDA under the Existing Credit Agreement was defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Existing Credit Agreement, and non-cash transaction losses (gains) due solely to fluctuations in currency values. As a result of the March 2011 Amendment, Covenant EBITDA was further adjusted (up to an aggregate maximum of $14.855 million for all periods, less LaJobi Earnout Consideration paid, if any, other than in accordance with the Existing Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts (“Duty Amounts”) owed by LaJobi to U.S. Customs to the extent they related to the nonpayment or incorrect payment by LaJobi of import duties to U.S. Customs on certain wooden furniture imported by LaJobi from vendors in China resulting in a violation prior to March 30, 2011 of anti-dumping regulations, the related misconduct on the part of certain LaJobi employees, and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 relating thereto (“Duty Events”); (ii) fees and expenses incurred in connection with the internal and U.S. Customs’ investigation of the Duty Amounts and Duty Events (the “Investigations”); and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the Existing Credit Agreement. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA was further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends. The Fixed Charge Coverage Ratio was the ratio of Covenant EBITDA to an amount generally equal to, with respect to the Company, the sum for the applicable testing period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. Total Debt, as used in the Existing Credit Agreement for purposes of the determination of the Total Debt to Covenant EBITDA Ratio, generally meant, with respect to the Company, the outstanding principal amount of all debt (including debt of capital leases plus the undrawn face amount of all letters of credit).
The Existing Credit Agreement also contained customary affirmative and negative covenants. Among other restrictions, the Company was restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any Earnout Consideration (LaJobi or CoCaLo) or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions were satisfied. With respect to the payment of any LaJobi Earnout Consideration, as a result of the March 2011 Amendment, such conditions included that excess revolving loan availability equal or exceed the greater of (A) $18,000,000 less the amount of any Duty Amounts previously paid by LaJobi to U.S. Customs and (B) $9,000,000, until such time that the “focused assessment” of U.S. Customs has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Duty Conclusion Date”), such that after the Duty Conclusion Date, this condition would have required only that excess revolving loan availability equal or exceed $9,000,000 (previously, such condition with respect to the payment of any Earnout Consideration (LaJobi or CoCaLo) was limited to excess revolving loan availability being equal to or exceeding $9,000,000, and such requirement with respect to the payment of any CoCaLo Earnout Consideration remained unchanged). See Note 10 for a discussion of the LaJobi Earnout Consideration (and related finder’s fee) in light of the Duty Events and a demand letter from Mr. Bivona’s counsel in connection therewith. No CoCaLo Earnout Consideration was earned and the final installment of the CoCaLo Note was paid on April 2, 2011. The Existing Credit Agreement also contained specified events of default related to the CoCaLo Earnout Consideration and LaJobi Earnout Consideration. In addition, KID was not permitted to pay a dividend to its shareholders unless the Earnout Consideration (LaJobi or CoCaLo), if any, had been paid, no default existed or would result therefrom (including compliance with the financial covenants), availability under the Existing Revolver was at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters was less than 2.00:1.00.

Upon the occurrence of an event of default under the Existing Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Existing Credit Agreement to be immediately due and payable. In addition, an event of default under the Existing Credit Agreement could have resulted in a cross-default under certain license agreements that we maintain. As a result of the March 2011 Amendment, among other things, specified existing events of default related to the Duty Events (and specified future events of default relating to the payment of any Duty Amounts) were waived, and the Borrowers were deemed to be in compliance with all applicable financial covenants in the Existing Credit Agreement as of December 31, 2010 (see discussion above). The Borrowers were in compliance with all applicable financial covenants as of June 30, 2011.
The Borrowers were required to maintain in effect Hedge Agreements to protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010, which expired December 21, 2010, and was replaced by a new interest rate swap agreement on such date with a notional amount of $28.6 million. In connection therewith, an unrealized net loss of $56,000 for the Company’s existing interest rate swap agreement (with a notional amount of $25.4 million) at June 30, 2011 was recorded as a component of comprehensive (loss)/ income, and is expected to be reclassified into earnings within the next twelve months (see Note 7 of Notes to Unaudited Consolidated Financial Statements above).
The Existing Credit Agreement was secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor, and a portion of KID’s equity interests in its active foreign subsidiaries, and was also guaranteed by KID.
Financing costs associated with the Existing Revolver and Term Loan were deferred and amortized over their contractual term. The fees for the March 2011 Amendment ($131,000), were recorded as expense in the consolidated statements of operations for the three months ended March 31, 2011.
B. New Credit Agreement
The New Credit Agreement provides for an aggregate $175.0 million revolving credit facility (the “New Revolver”), with a sub-facility for letters of credit in an amount not to exceed $25.0 million, and a sub-facility for swing-line loans in an amount not to exceed $5.0 million. Subject to conditions to lending set forth in the New Credit Agreement, loans may be made up to the full amount of the New Revolver (without borrowing base limitations), swing-line loans may be made up to the full amount of the sublimit for swing-line loans, and letters of credit may be issued up to the sublimit for letters of credit. KID also has the right (without the consent of any Lender or the Administrative Agent) to increase the amount of the New Revolver by an additional aggregate amount not to exceed $35.0 million, provided, among other things, that (i) no event of default or unmatured event of default shall have occurred and be continuing, and (ii) the Borrowers receive commitments for such increase. KID may offer such increase to existing Lenders or certain third party financial institutions as described in the New Credit Agreement, however, no lender is obligated to increase its commitment.
Upon the execution of the New Credit Agreement, the Borrowers drew down $47.5 million under the New Revolver, and utilized the proceeds to repay the Term Loan in full. Outstanding amounts under the Existing Revolver (in the approximate amount of $29.4 million) were reallocated among the continuing Lenders in accordance with their respective commitments under the New Credit Agreement. Outstanding letters of credit were deemed to have been issued under the New Credit Agreement.
The aggregate amounts outstanding under the New Credit Agreement (other than letters of credit, which may generally remain outstanding until August 1, 2017) are due and payable on August 8, 2016 (subject to customary early termination provisions).

The New Revolver bears interest, at the Borrowers’ option, at a specified base rate (the higher of (x) the Administrative Agent’s prime rate and (y) the Federal Funds rate plus 0.50%, or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins. Applicable margins range from 1.75% to 2.75% on Eurodollar rate loans and 0.75% to 1.75% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined below) for the most recently ended fiscal quarter. At least until receipt by the Administrative Agent and the Lenders of the financial statements and compliance certificates with respect to the quarter ending September 30, 2011, the applicable margins will be 2.75% for Eurodollar loans and 1.75% for base rate loans. Swing-line loans bear interest at the base rate plus the applicable margin for base rate loans. The Borrowers may select interest periods of one, two, three or six months for Eurodollar loans, subject to availability. Interest on base rate loans is payable quarterly, and at maturity. Interest on Eurodollar loans is payable at the end of the selected interest period (provided, that if the selected interest period is in excess of three months, interest is payable on the three-month anniversary of the first day of such interest period), and at maturity. During the continuance of any default, the applicable margin shall increase by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of Lenders holding a majority of the commitments (the “Required Lenders”) and prior written notice to KID).
The Borrowers may prepay the New Revolver (and swing-line loans) at any time and from time to time without premium or penalty, and without a corresponding commitment reduction (subject to reimbursement of the Lenders’ breakage and redeployment costs in the case of Eurodollar rate loans). The unutilized portion of the New Revolver may be reduced or terminated by the Borrowers at any time and from time to time without premium or penalty.
Under the terms of the New Credit Agreement, the Company is required to comply with the following financial covenants (the “Financial Covenants”): (a) a quarterly minimum Consolidated Fixed Charge Coverage Ratio of 1.50:1.00; and (b) a quarterly maximum Consolidated Leverage Ratio of 3.25:1.00 (stepping down to 3.00:1.00 for the quarter ending June 30, 2013, provided, that in the event a permitted acquisition is consummated prior to August 8, 2013, such maximum ratio shall remain 3.25:1.00 until the later of June 30, 2013 and the date that is 18 months after such consummation).
The Consolidated Fixed Charge Coverage Ratio is the ratio of: (a) Covenant EBITDA (as described below) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash.
Covenant EBITDA for purposes of the New Credit Agreement is a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified Duty Amounts and other specified customs duty under-payments, and payment of LaJobi Earnout Consideration, if any, can be made if other specified prerequisites are met, and the determination of the amount of specified fees. Covenant EBITDA is defined generally as the consolidated net income of the Company (excluding extraordinary after-tax or non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after-tax gains and losses from discontinued operations), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); if expensed, reasonable costs incurred in connection with the execution of the New Credit Agreement and related documentation; and non-cash transaction losses (gains) due solely to fluctuations in currency values. Covenant EBITDA is further adjusted (up to an aggregate maximum of $14.855 million for all periods, less LaJobi Earnout Consideration, if any, paid other than in accordance with the New Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all Duty Amounts to the extent they relate to the Duty Events; (ii) fees and expenses incurred in connection with the Investigations; and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the New Credit Agreement.
The Consolidated Leverage Ratio is the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit).
The New Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting (including annual delivery of projections) requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries other than the Licensor until such time as it becomes a Loan Party) are prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts and other specified customs duty underpayments (see Recent Developments, “Customs Compliance Assessment”, and Note 10 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)), or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are discussed below. The activities of the Licensor are also limited until it becomes subject to the restrictions set forth above as a Loan Party.

At the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts or other specified customs duty underpayments (see Recent Developments, “Customs Compliance Assessment”, and Note 10 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)): (i) the Consolidated Fixed Charge Coverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be at least 1:50:1.0; or (ii) the Consolidated Leverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be equal to or less than 3.25:1:0.
With respect to the payment by KID of dividends, among other things, so long as no event of default or unmatured event of default then exists or would result therefrom, and no violation of the Financial Covenants then exists or would result therefrom, KID may pay a regular quarterly dividend, provided, however, that prior to the Duty Conclusion Date, such payments, when aggregated with permitted repurchases of KID’s equity securities as described below, shall be limited to an aggregate amount not to exceed $5.0 million.
With respect to the repurchase by KID of its equity securities, among other things, so long as no event of default or unmatured event of default then exists or would result therefrom, no violation of the Financial Covenants then exists or would, on a pro forma basis, result therefrom, and the Consolidated Leverage Ratio, on a pro forma basis, is at least 0.25x less than the maximum then permitted, KID may repurchase or redeem its equity securities, provided, however, that prior to the Duty Conclusion Date, such payments, when aggregated with permitted quarterly dividends as described above, shall be limited to an aggregate amount not to exceed $5.0 million.
With respect to acquisitions, specified non-hostile acquisitions will be permitted (without a ceiling on the purchase price therefor), provided that, among other things, immediately before and after giving effect to such acquisition, no event of default or unmatured event of default exists, the Loan Parties are in pro forma compliance with the Financial Covenants, the pro forma Consolidated Leverage Ratio is at least 0.25x less than the maximum level then permitted, and minimum availability under the New Revolver is at least $15.0 million.
Generally with respect to the payment of LaJobi Earnout Consideration, if any, both before and immediately after giving effect to any such payment, (i) no event of default or unmatured event of default may then exist or result therefrom, (ii) no violation of the Financial Covenants or covenants with respect to Duty Amount accruals or payments may then exist or would, on a pro forma basis, result therefrom, and (iii) the Consolidated Leverage Ratio (calculated on a pro forma basis) is at least, if the Duty Conclusion Date has not yet occurred, 0.25 to 1.0 less than the maximum then permitted.
Under the New Credit Agreement, KID may sell the membership interests or the assets of the Licensor for fair market value without the consent of the Administrative Agent or the Lenders, so long as all net cash proceeds from any such disposition are applied to the prepayment of outstanding indebtedness under the New Credit Agreement (without a corresponding commitment reduction).
The New Credit Agreement contains customary events of default (including any failure to remain in compliance with the Financial Covenants), as well as specified defaults with respect to the LaJobi Earnout Consideration. If an event of default occurs and is continuing (in addition to default interest as described above, and other remedies available to the Lenders), with the consent of the Required Lenders, the Administrative Agent is entitled to, and at the request of such Lenders, the Administrative Agent is required to, declare commitments under the New Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, and/or demand cash collateralization of letters of credit (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit). In addition, an event of default under the New Credit Agreement could result in a cross-default under certain license agreements that we maintain.
The New Credit Agreement also contains customary conditions to lending.
Although there were no Guarantors as of the date of execution of the New Credit Agreement, Guarantors in the future will include domestic subsidiaries that do not become Borrowers in accordance with the terms of the New Credit Agreement, and the Borrowers with respect to specified swap contracts and treasury management agreements. Guarantors will jointly and severally guarantee the payment of all obligations of the Borrowers under the New Credit Agreement.
In order to secure the obligations of the Loan Parties under the New Credit Agreement, each Loan Party has pledged 100% of the equity interests of its domestic subsidiaries, including a pledge of the capital stock of each Borrower (other than KID) and the Licensor, and 65% of the equity interests of specified foreign subsidiaries, to the Administrative Agent, and has granted security interests to the Administrative Agent in substantially all of its personal property (other than the assets of the Licensor until it becomes a Loan Party), all pursuant to the terms of a Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011 (the “New Security Agreement”), which amends and restates the Amended and Restated Guaranty and Collateral Agreement dated as of April 2, 2008, as amended, among the Borrowers in favor of the Administrative Agent (the “Existing Security Agreement”). As additional security for Sassy, Inc.’s obligations under the New Credit Agreement, Sassy, Inc. has continued its grant of a mortgage for the benefit of the Administrative Agent and the continuing Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

The Borrowers paid an arrangement fee to ML in an aggregate amount of approximately $656,000 and an up-front fee to the Lenders in an aggregate amount of approximately $665,000 in connection with the execution of the New Credit Agreement and related documentation. The Borrowers are also required to pay a quarterly commitment fee ranging from 0.30% to 0.45% (based on the Consolidated Leverage Ratio) on the daily unused portions of the New Revolver (outstanding amounts under letters of credit are considered utilization for this purposes; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 2.75% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the New Credit Agreement.
Financing costs, including the arrangement fee and up-front fee, associated with the New Credit Agreement will be deferred and amortized over the contractual term of the New Credit Agreement. A portion of the deferred financing costs associated with the Existing Credit Agreement are expected to be written-off during the three months ending September 30, 2011.
As described above, effective immediately upon the execution of the New Credit Agreement and the New Security Agreement by the respective parties thereto, the terms and conditions of the Existing Credit Agreement and Existing Security Agreement were amended as set forth in, and restated in their entirety and superseded by, the New Credit Agreement and the New Security Agreement, respectively. In addition, as the obligations of the Guarantors are set forth in the New Credit Agreement and the New Security Agreement, and equity pledges are included in the New Security Agreement, the Amended and Restated Pledge Agreement dated as of April 2, 2008, as amended, by the Borrowers for the benefit of the Lenders was terminated and superseded by the New Credit Agreement and the New Security Agreement.
Other Events and Circumstances Pertaining to Liquidity
A discussion of, among other things: (i) the “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith, and an informal SEC investigation pertaining thereto; (ii) the Customs Review, a related accrual and the Customs Investigation; (iii) a putative class action filed against KID and certain of its officers and directors in March of 2011; (iv) a putative derivative shareholder litigation instituted on May 20, 2011; (v) the voluntary bankruptcy petition filed by TRC and the Settlement entered into in connection therewith; and (vi) a contingent liability associated with the TRC Lease and related complaint filed against KID by the landlord (and charge recorded in connection therewith), can be found in either the section captioned “Recent Developments” above or Note 10 of Notes to Unaudited Consolidated Financial Statements. (Also see “Earnouts with Respect to Acquisitions” for a discussion of the LaJobi Earnout Consideration in light of the “Focused Assessment” and related Investigations, and a demand letter from Mr. Bivona’s counsel in connection therewith).
In addition to the matters referred to above and discussed in the section entitled “Recent Developments” above, and in Note 10 of the Notes to Unaudited Consolidated Financial Statements, we are from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to any such actions that are currently pending will not, individually or in the aggregate, materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows. In addition, KID may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. To date, no payments have been made by KID in connection with such contracts, nor is KID aware of any remaining potential obligations (other than the TRC Lease described elsewhere herein), but there can be no assurance that payments will not be required of KID in the future with respect thereto.
We commenced the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring aggregate costs of approximately $3.6 million, of which $1.5 million has been incurred as of June 30, 2011. We anticipate the balance of the costs to be incurred during the remainder of 2011 and 2012. Such costs have been financed to date with borrowings under the Existing Revolver, and are intended to be financed in the future with borrowings under our New Revolver. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

Consistent with our past practices and in the normal course of our business, we regularly review acquisition opportunities of varying sizes. We may consider the use of debt or equity financing to fund potential acquisitions. The New Credit Agreement includes provisions that place limitations on our ability to enter into acquisitions, mergers or similar transactions, as well as a number of other activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends, repurchase our common stock, or dispose of or sell assets (subject to exceptions specified therein). These covenants could restrict our ability to pursue opportunities to expand our business operations. We are required to make pre-payments of our debt upon the occurrence of certain transactions, including a sale of the assets of membership interests in the Licensor.
We have entered into certain transactions with certain parties who are or were considered related parties, and these transactions are disclosed in Note 12 of Notes to Unaudited Consolidated Financial Statements.
Contractual Obligations
The following table summarizes the Company’s significant known contractual obligations as of June 30, 2011 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating Lease Obligations	$14,906	$1,391	$3,060	$3,165	$1,916	$1,982	$3,392
Purchase Obligations (1)	38,678	38,678	—	—	—	—	—
Debt Repayment Obligations (3)	—	—	—	—	—	—	—
Interest on Debt Repayment Obligations (4)	—	—	—	—	—	—	—
Royalty Obligations	11,853	2,452	5,541	2,661	1,199	—	—

Total Contractual Obligations (2)(5)	$65,437	$42,521	$8,601	$5,826	$3,115	$1,982	$3,392

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)
Does not include contingent obligations under the TRC Lease (or contingent obligations under off-balance sheet arrangements or otherwise), as the amount if any and/or timing of their potential settlement is not reasonably estimable. See “Other Events and Circumstances Pertaining to Liquidity” above and Note 10 to the Notes to Unaudited Consolidated Financial Statements. In connection with the acquisitions of LaJobi and CoCaLo, the Company has concluded that no CoCaLo Earnout Consideration and no LaJobi Earnout Consideration (or related finder’s fee) was earned or will become payable, therefore no amounts with respect thereto are included in the table above. (See “Earnouts with respect to Acquisitions” above).

(3)	Pursuant to the New Credit Agreement, the Term Loan and required amortization thereon, has been eliminated.

(4)
Required interest under the New Credit Agreement is based on the outstanding debt and the applicable interest spread and cannot be calculated. The 2011 interest on payment for this Revolving Loan using an assumed 3.0% interest rate was $1.0 million. Such amounts are estimates only and actual interest payments could differ materially. The New Revolver is scheduled to mature in August 2016, at which time any amounts outstanding are due and payable.

(5)
Excludes, as of June 30, 2011, approximately $66.4 million outstanding under the New Revolver under the New Credit Agreement, all of which is classified as long-term debt and matures in 2016. See “Debt Financings” for a description of the New Credit Agreement, executed as of August 8, 2011, including amount and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder.

Of the total income tax payable for uncertain tax positions of $727,000, we have classified $690,000 as current as of June 30, 2011, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements
As of June 30, 2011, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2010 10-K, except as set forth in the last two paragraphs of the “background” section of “TRC Matters” under “Recent Developments” above.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Part I, Item 1A, Risk Factors, of the 2010 10-K as supplemented by Part II, Item 1A, Risk Factors, of each of the Q1 10-Q and this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2011, there have been no material changes in the Company’s market risks as described in Item 7A of our 2010 10-K. But see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under the section captioned “Debt Financings” for a description of the New Credit Agreement, executed as of August 8, 2011, and the interest rates applicable to the New Revolver thereunder.

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
Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2011. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Company has initiated certain enhancements to its processes and procedures in areas where import duty underpayments were found, and will continue to review its internal controls for areas of potential improvement.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Putative Class Action. As previously reported in the 2010 10-K, on March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Putative Class Action”). The Putative Class Action is brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired the common stock of the Company between March 26, 2010 and March 15, 2011. In addition to KID, Bruce G. Crain, KID’s President, Chief Executive Officer and a member of KID’s board of directors, Guy A. Paglinco, KID’s Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of KID’s board of directors, as well as Lauren Krueger and John Schaefer, each a former member of KID’s board of directors, were named as defendants.
The Putative Class Action alleges one claim for relief pursuant to Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and a second claim pursuant to the Exchange Act, claiming generally that the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding compliance with customs laws, the Company’s financial reports and internal controls. The Putative Class Action does not state the size of the putative class. The Putative Class Action seeks compensatory damages but does not quantify the amount of damages sought. The Putative Class Action also seeks unspecified extraordinary and injunctive relief, the costs and disbursements of the lawsuit, including attorneys’ and experts’ fees and costs, and such equitable relief as the court deems just and proper. By order dated July 26, 2011, Shah Rahman was appointed lead plaintiff pursuant to Section 21D (a) (3) (B) of the Exchange Act. Based on that order the lead plaintiff is required to file a consolidated complaint by September 26, 2011. Defendants will have until November 10, 2011 to respond to the complaint.
The Company intends to defend the Putative Class Action vigorously, and has notified its insurance carriers of the existence of the action; however, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.
Putative Shareholder Derivative Action. As previously reported on the Company’s current Report on Form 8-K filed on May 26, 2011, on May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board of Directors, and John Schaefer, a former member of KID’s Board of Directors (collectively, the “Defendants”). In addition, KID has been named as a nominal defendant.
The Putative Derivative Action alleges, among other things, that the Defendants breached their fiduciary duties to the Company by allegedly failing to implement an internal controls system for compliance with US Customs laws for imported goods and applicable local foreign laws, and issuing false and misleading public statements about the Company’s related party transactions with the former owners of its LaJobi subsidiary and about its internal controls, all in violation of state law. In addition, the Putative Derivative Action alleges that such failures also constitute gross mismanagement, abuse of control and commission of corporate waste and resulted in unjust enrichment. The Putative Derivative Action seeks monetary damages against the individual Defendants in an unspecified amount together with interest, in addition to exemplary damages, the costs and disbursements of the lawsuit, including attorneys’ and experts’ fees and costs, and such equitable relief as the court deems just and proper.

The Company has notified its insurance carriers of the Putative Derivative Action. While the Company will incur costs in connection with the defense of this lawsuit (which costs are being expensed as incurred), the lawsuit does not seek monetary damages against the Company, and no amounts have been accrued in connection therewith. On July 25, 2011, the Company filed a motion to dismiss the complaint in this action. The motion is scheduled to be submitted to the court on September 19, 2011.
SEC Informal Investigation. As noted in Note 10 of Notes to Unaudited Consolidated Financial Statements, the Company voluntarily disclosed to the SEC the findings of its internal investigation of LaJobi’s customs and Asia staffing practices. On June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. More recently, the Company voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation or the impact such investigation may have on the Company’s financial condition or results of operations.
TRC Landlord Litigation. In connection with the sale of KID’s former gift business in December 2008 (the “Gift Sale”), KID and Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), KID’s subsidiary at the time (and currently a subsidiary of TRC), sent a notice of termination with respect to the lease (the “TRC Lease”), originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although the TRC Lease became the obligation of TRC (through its ownership of U.S. Gift), KID remains potentially obligated for rental and other specified payments due thereunder (to the extent they are owed but have not been paid by U.S. Gift). On April 27, 2011, KID received a letter on behalf of the landlord under the TRC Lease (the “TRC Landlord”) demanding payment by KID of specified rent and other additional charges allegedly owed by U.S. Gift in an aggregate amount of approximately $5.9 million (including, among other things, approximately $3.8 million in rent and other charges for periods subsequent to the effective date of the termination of the TRC Lease (December 23, 2010), for which KID does not believe it is responsible, and approximately $1.0 million in specified repairs (“Repair Charges”)).
On July 18, 2011, the TRC Landlord filed a complaint in the Superior Court of New Jersey Law Division: Middlesex County, alleging that KID, having agreed via an assignment agreement to remain liable for the obligations of the tenant under the TRC Lease, has breached the TRC Lease and such assignment by failing to pay rent and other charges due and owing pursuant to the TRC Lease, in an aggregate amount of approximately $12 million as of June 11, 2011. The complaint also demands payment of costs in an unspecified amount, including late charges, pre-judgment interest and the TRC Landlord’s attorneys fees in connection with the action. The complaint provides no itemization of the amounts claimed to be due and owing under the TRC Lease; however, KID believes that such amounts likely reflect amounts specified in the demand letter, plus similar amounts accrued from the date of such letter through June 11, 2011 (although there can be no assurance that this is the case). KID believes that any liability it may have under the TRC Lease expired upon the date of its termination. To the extent that: (i) the rental and related amounts due and owing by U.S Gift under the TRC Lease for periods on or prior to the termination date thereof (“Pre-Termination Amounts”) are in fact due and owing, and no further amounts in respect of the TRC Lease are paid by the estate of TRC or U.S. Gift; (ii) no accommodation with respect to Pre-Termination Amounts is secured from the TRC Landlord; (iii) KID’s potential defenses to payment of Pre-Termination Amounts are not accorded any weight, (iv) KID is not required to pay any rental or related amounts other than Pre-Termination Amounts, and (v) no amounts paid in respect thereof by KID are reimbursed by TRC’s bankrupt estate, we currently estimate that KID’s potential liability for rental and related amounts under the TRC Lease is approximately $1.1 million and, accordingly, we have accrued such amount for the three and six month period ended June 30, 2010. With respect to the alleged Repair Charges, KID is currently unable to assess its potential liability therefor, if any, under the TRC Lease. As a result, the aggregate amount of any payments that may potentially be required to be made by KID with respect to the TRC Lease cannot be ascertained at this time.
TRC Bankruptcy. As has been previously disclosed in the Q1 10-Q, on April 21, 2011, TRC, the acquirer of KID’s former gift business, and TRC’s domestic subsidiaries, filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). As reported in the Company’s Current Report on Form 8-K filed on June 22, 2011, on June 16, 2011, the Bankruptcy Court entered an order which, among other things, approves a settlement with the secured creditors of the debtors, including KID (the “Settlement”). The Order was effective and enforceable on its entry. The time for an aggrieved party to file an appeal from the Order expired on July 1, 2011. Details of the Settlement are described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Recent Developments.”

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the 2010 10-K, as supplemented by Part II, Item 1A, “Risk Factors” of the Q1 10-Q, except for the impact thereon of the Settlement, which included, among other things: (i) a set-off against the Seller Note of all amounts owed by the Company to TRC and its subsidiaries, for which the Company had accrued an aggregate of approximately $2.0 million, without the requirement of any cash payment, and (ii) a release of KID by and on behalf of the debtors’ estates (without the requirement of any cash payment) from all claims, including fraudulent conveyance and preference claims under the Code, and claims pertaining to KID’s sale of the gift business to TRC.
We have received a letter regarding an informal investigation by the SEC, and such investigation may require a significant amount of management resources and result in adverse consequences to the Company.
On June 20, 2011, we received a letter from the New York Regional Office of the SEC informing us that the SEC was conducting an informal investigation, and requesting that we provide certain documents on a voluntary basis. We believe we have fully cooperated and will continue to fully cooperate with the SEC. We are currently unable to predict whether a formal investigation will be initiated or what consequences any further investigation may have on us. Furthermore, we are unable to predict the likelihood of or potential outcomes from regulatory proceedings or government enforcement actions relating to the matters under investigation. The resolution of these matters could be time-consuming and expensive, further distract management from other business concerns and harm our business. We cannot provide assurance that the Company will not be subject to adverse publicity, fines or penalties, as well as other sanctions or other contingent liabilities or adverse customer or market reactions in connection with the resolution of this matter, which could harm our business and financial condition.

ITEM 6.	EXHIBITS
Exhibits to this Quarterly Report on Form 10-Q.

10.46
Second Amended and Restated Credit Agreement, dated as of August 8, 2011, among Kid Brands, Inc., Kids Line, LLC, Sassy, Inc., LaJobi, Inc., I & J Holdco, Inc. and CoCaLo, Inc., as the Borrowers, the subsidiaries of the Borrowers identified therein as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Book Manager, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011.

10.47
Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011, executed by the Borrowers and the Guarantors in favor of the Administrative Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011.

10.48	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson*

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.
Items 2, 3, 4 and 5 are not applicable and have been omitted.

*	Management Contract

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC.

(Registrant)

Date: August 15, 2011	By:	/s/ Guy A. Paglinco Guy A. Paglinco
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.48	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson*

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.

*	Management Contract