Form 10-Q/A
period 2011-06-30
KID BRANDS, INC
filed 2011-08-16
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 1-8681

KID BRANDS, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State of or other jurisdiction of incorporation or organization)	22-1815337 (I.R.S. Employer Identification Number)

One Meadowlands Plaza, 8th Floor, East Rutherford, New Jersey (Address of principal executive offices)	07073 (Zip Code)
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for the three months ended June 30, 2011 filed by Kid Brands, Inc. (the “Company”) with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”), is to correct the following inadvertent typographical error: In the first paragraph of “Results of Operations — Six Months Ended June 30, 2011 and 2010” of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the net sales volume at LaJobi is reported to be down approximately 7.6%, whereas the correct number is 17.6%.
This typographical error was discovered after the Original Filing was submitted to the Securities and Exchange Commission, and did not have an impact on any other amounts reported in the Company’s Consolidated Financial Statements. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), each Item of the Original Filing that is affected by this Amendment has been amended and restated in its entirety. All other Items of the Original Filing are unaffected by this Amendment and such Items have not been included in this Amendment. Except as otherwise noted, information included in this Amendment is stated as of June 30, 2011 and does not reflect any subsequent information or events.
As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.
PART I — FINANCIAL INFORMATION

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
RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Net sales for the six months ended June 30, 2011 decreased 7.2% to $120.1 million, compared to $129.4 million for the six months ended June 30, 2010. This decrease was primarily the result of lower sales volume at LaJobi (down approximately 17.6%), and Kids Line (down approximately 4.7%), partially offset by sales volume growth at CoCaLo (up approximately 12.6%) and Sassy (up approximately 6.7%).
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

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
Exhibits to this Quarterly Report on Form 10-Q.

10.46	Second Amended and Restated Credit Agreement, dated as of August 8, 2011, among Kid Brands, Inc., Kids Line, LLC, Sassy, Inc., LaJobi, Inc., I & J Holdco, Inc. and CoCaLo, Inc., as the Borrowers, the subsidiaries of the Borrowers identified therein as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Book Manager, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011.

10.47	Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011, executed by the Borrowers and the Guarantors in favor of the Administrative Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011.

10.48	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson, incorporated herein by reference to the Original Filing*

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.
*Management Contract

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC. (Registrant)
Date: August 16, 2011	By	/s/ Guy A. Paglinco
Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002.

31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002.

32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002.

32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002.