Form 10-Q/A
period 2011-06-30
KID BRANDS, INC
filed 2011-09-08
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 2

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

EXPLANATORY NOTE
The sole purpose of this Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q for the three months ended June 30, 2011 filed by Kid Brands, Inc. (the “Company”) with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”), as amended by Amendment No. 1 to the Original Filing on August 16, 2011 (“Amendment No. 1”) is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the Company’s financial statements and related notes included in the Original Filing formatted in XBRL (eXtensible Business Reporting Language).
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each Item of the Original Filing, as amended by Amendment No. 1, that is affected by Amendment No. 2 has been amended and restated in its entirety. All other Items of the Original Filing and Amendment No. 1 are unaffected by Amendment No. 2 and such Items have not been included herein. Except as otherwise noted, information included in this Amendment No. 2 is stated as of June 30, 2011 and does not reflect any subsequent information or events.

PART II – OTHER INFORMATION

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

10.48	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson, incorporated herein by reference to the Original Filing.*

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to Amendment No. 1.

31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to Amendment No. 1.

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to Amendment No. 1.

32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to Amendment No. 1.

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

*	Management Contract

[1]
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Original Filing, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Unaudited Consolidated Financial Statements.

[2]
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC. (Registrant)
	By	/s/ Guy A. Paglinco
Date: August 8, 2011		Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Original Filing, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Unaudited Consolidated Financial Statements.

[2]
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.