Form 10-Q
period 2011-09-30
KID BRANDS, INC
filed 2011-11-09
CIK 739878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock, as of November 7, 2011 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,655,862

KID BRANDS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,811	$1,075
Accounts receivable- trade, less allowances of $5,869 in 2011 and $6,934 in 2010	49,187	55,270
Inventories, net	47,420	48,564
Prepaid expenses and other current assets	2,287	3,843
Income tax receivable	948	307
Deferred income taxes, net	7,002	6,372

Total current assets	108,655	115,431
Property, plant and equipment, net	5,130	5,030
Intangible assets	75,087	77,154
Note receivable, net of allowance of $14,955 in 2011 and $16,648 in 2010	—	—
Deferred income taxes, net	36,768	41,626
Other assets	2,994	3,255

Total assets	$228,634	$242,496

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$13,526
Short-term debt	—	18,595
Accounts payable	15,615	22,940
Accrued expenses	19,951	16,954
Income taxes payable	707	207

Total current liabilities	36,273	72,222
Income taxes payable non-current	37	37
Deferred income taxes	320	332
Long-term debt	65,265	41,000
Other long-term liabilities	1,161	923

Total liabilities	103,056	114,514

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at September 30, 2011 and December 31, 2010	2,674	2,674
Additional paid-in capital	90,796	90,645
Retained earnings	130,794	135,049
Accumulated other comprehensive income	488	503
Treasury stock, at cost 5,074,578 and 5,162,354 shares at September 30, 2011 and December 31, 2010, respectively	(99,174)	(100,889)

Total shareholders’ equity	125,578	127,982

Total liabilities and shareholders’ equity	$228,634	$242,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$69,475	$71,128	$189,603	$200,523

Cost of sales	50,914	50,490	140,438	140,511

Gross profit	18,561	20,638	49,165	60,012

Selling, general and administrative expenses	16,305	13,710	46,463	38,533

TRC valuation reserve	—	—	(2,000)	—

Income from operations	2,256	6,928	4,702	21,479

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,914)	(887)	(4,210)	(2,951)
Interest and investment income	4	3	11	10
Other, net	(180)	105	(84)	370

	(2,090)	(779)	(4,283)	(2,571)

Income before income tax provision	166	6,149	419	18,908

Income tax provision	246	2,189	4,674	7,004

Net (loss) income	$(80)	$3,960	$(4,255)	$11,904

Net (loss) income per share:
Basic	$(0.00)	$0.18	$(0.20)	$0.55

Diluted	$(0.00)	$0.18	$(0.20)	$0.54

Weighted average shares:
Basic	21,653,000	21,546,000	21,646,000	21,545,000

Diluted	21,653,000	21,999,000	21,646,000	21,951,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(4,255)	$11,904
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,986	2,704
Amortization and write-off of deferred financing costs	1,610	693
Provision for customer allowances	22,876	28,086
Provision for inventory reserve	1,559	129
Share-based compensation expense	1,757	1,668
TRC valuation reserve	(2,000)	—
Deferred income taxes	4,216	9,868
Change in assets and liabilities:
Accounts receivable	(16,843)	(32,751)
Income tax receivable	(641)	(170)
Inventories	(498)	(11,215)
Prepaid expenses and other current assets	1,230	(111)
Other assets	453	(53)
Accounts payable	(7,300)	3,784
Accrued expenses	5,470	996
Income taxes payable	500	(4,339)

Net cash provided by operating activities	11,120	11,193

Cash flows from investing activities:
Capital expenditures	(1,019)	(1,088)

Net cash used in investing activities	(1,019)	(1,088)

Cash flows from financing activities:
Proceeds from issuance of common stock	243	229
Excess tax benefit from stock-based compensation	(135)	2
Payment of financing fees	(1,680)	—
Net borrowing (payment) of long-term debt	10,739	(10,256)
Net (payment) borrowing on short-term revolving credit facility	(18,595)	(130)

Net cash used in financing activities	(9,428)	(10,155)

Effect of exchange rate changes on cash and cash equivalents	63	(137)

Net increase (decrease) in cash and cash equivalents	736	(187)
Cash and cash equivalents at beginning of period	1,075	1,593

Cash and cash equivalents at end of period	$1,811	$1,406

Cash paid during the period for:
Interest	$2,021	$2,936
Income taxes	$649	$1,862
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
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011(the “Q1 10-Q”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended (the “Q2 10-Q”), and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 10-K”).
The Company evaluates all subsequent events prior to filing.
NOTE 2 — SHAREHOLDERS’ EQUITY
Share-Based Compensation
As of September 30, 2011, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans. As of September 30, 2011, there were 20,000 stock options outstanding that were granted outside the Plans which if unexercised will expire on December 9, 2011. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire 10 years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.
The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-Restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008 under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At September 30, 2011, 1,102,559 shares were available for issuance under the EI Plan.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At September 30, 2011, 60,947 shares were available for issuance under the 2009 ESPP.
Impact on Net (Loss)/Income
The components of share-based compensation expense follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock option expense	$459	$425	$712	$743
Restricted stock expense	172	134	340	333
Restricted stock unit expense	35	53	142	120
SAR expense	127	172	461	373
2009 ESPP expense	34	33	102	99

Total share-based payment expense	$827	$817	$1,757	$1,668

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three and nine months ended September 30, 2011 or 2010. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.
The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are included below for SARs only, as there were no stock options issued during the three and nine months ended September 30, 2011 or 2010. Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.
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
As of September 30, 2011, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.6 million, and is expected to be recognized over a weighted-average period of 1.9 years.
Activity regarding outstanding stock options for the nine months ended September 30, 2011 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2010	704,175	$13.53
Options Granted	—	$—
Options Forfeited/Cancelled*	(37,200)	$13.65

Options Outstanding as of September 30, 2011	666,975	$13.52

Option price range at September 30, 2011	$6.63-$34.05

*	See disclosure below regarding forfeitures.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The aggregate intrinsic value of the unvested and vested outstanding stock options was $0 and $239,250 at September 30, 2011 and December 31, 2010, respectively. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. No stock options were exercised during the three and nine months ended September 30, 2011 or 2010, respectively. 112,000 stock options vested during the three and nine months ended September 30, 2011.
A summary of the Company’s unvested stock options at September 30, 2011 and changes during the nine months ended September 30, 2011 is as follows:

		Weighted Average
		Grant
Unvested stock options	Options	Date Fair Value
Unvested at December 31, 2010	278,200	$5.22
Granted	—	$—
Vested	(112,000)	$5.36
Forfeited/cancelled*	(16,800)	$5.21

Unvested stock options at September 30, 2011	149,400	$5.12

*	See disclosure below regarding forfeitures.
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
During the three and nine months ended September 30, 2011 and 2010, respectively, there were no shares of restricted stock issued under the EI Plan or otherwise. At September 30, 2011 and December 31, 2010, there were 4,940 and 29,270 shares of unvested restricted stock outstanding, respectively. These restricted stock grants have vesting periods ranging from four to five years, with fair values (per share) at date of grant ranging from $13.65 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock effective on the date the award is made. 21,750 shares of restricted stock vested during the three and nine months ended September 30, 2011.
A summary of the Company’s unvested restricted stock at September 30, 2011 and changes during the nine months ended September 30, 2011 is as follows:

		Weighted Average
		Grant
Unvested Restricted Stock	Restricted Stock	Date Fair Value
Unvested at December 31, 2010	29,270	$15.91
Granted	—	$—
Vested	(21,750)	$16.02
Forfeited/cancelled*	(2,580)	$13.65

Unvested restricted stock at September 30, 2011	4,940	$16.58

*	See disclosure below regarding forfeitures.
As of September 30, 2011, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $0.1 million, and is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the consolidated balance sheets. There were 34,000 and 54,000 RSUs issued to employees of the Company during the three and nine months ended September 30, 2011, respectively. There were 8,500 and 157,750 RSUs issued to employees of the Company during the three and nine months ended September 30, 2010, respectively.

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
A summary of the Company’s unvested RSUs at September 30, 2011 and changes during the nine months ended September 30, 2011 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2010	174,730	$5.22
Granted	54,000	$5.80
Vested	(29,350)	$5.22
Forfeited/cancelled*	(42,200)	$5.03

Unvested at September 30, 2011	157,180	$5.46

*	See disclosure below regarding forfeitures.
As of September 30, 2011, there was approximately $0.8 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.6 years.
Stock Appreciation Rights
A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. There were 97,500 and 182,500 SARs granted during the three and nine months ended September 30, 2011, respectively. There were 107,000 and 536,250 SARs granted during the three and nine months ended September 30, 2010. SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.
The assumptions used to estimate the weighted average fair value of the SARs granted during the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.39%	2.24%
Volatility	89.5%	83.2%
Expected term (years)	4.5	5.0
Weighted-average fair value of SARs granted	$3.98	$3.78

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Activity regarding outstanding SARs for the nine months ended September 30, 2011 is as follows:

	All SARs Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2010	1,111,513	$4.17
SARs Granted	182,500	$6.08
SARs Exercised	(1,100)	$5.54
SARs Forfeited/Cancelled*	(306,000)	$3.04

SARs Outstanding as of September 30, 2011	986,913	$4.87

SAR price range at September 30, 2011	$1.36-9.86

*	See disclosure below regarding forfeitures.
The aggregate intrinsic value of the unvested and vested outstanding SARs at September 30, 2011 and December 31, 2010 was $0.3 million and $4.9 million, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. There were 1,100 (all of which were settled in cash) and 5,180 (all of which were settled in stock) SARs exercised for the nine months ended September 30, 2011 and 2010, respectively.
A summary of the Company’s unvested SARs at September 30, 2011 and changes during the nine months ended September 30, 2011 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value Per Share
Unvested at December 31, 2010	888,830	$2.90
Granted	182,500	$3.98
Vested	(155,150)	$2.78
Forfeited*	(256,600)	$2.06

Unvested at September 30, 2011	659,580	$3.55

*	See disclosure below regarding forfeitures.
As of September 30, 2011, there was approximately $2.0 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.4 years.
Option/SAR Forfeitures
All of the forfeited options/SARs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested and/or vested but unexercised options/SARs. Pursuant to the Plans (unless a relevant award or other agreement provides otherwise), upon the termination of employment of a grantee, such grantee’s outstanding unexercised options/SARs are typically cancelled and deemed terminated as of the date of termination; provided, that if the termination is not for cause, all vested options/SARs generally remain outstanding for a period ranging from 30 to 90 days, and then expire to the extent not exercised.
Restricted Stock/RSU Forfeitures
All of the forfeited Restricted Stock and RSUs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested Restricted Stock and RSUs. Pursuant to the award agreements governing the outstanding Restricted Stock and RSUs, upon a grantee’s termination of employment, such grantee’s outstanding unvested Restricted Stock and RSUs are forfeited, except in the event of disability or death (or as may otherwise be provided by agreement), in which case all restrictions lapse.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Employee Stock Purchase Plan
Under the 2009 ESPP, eligible employees are provided the opportunity to purchase KID’s Common Stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from KID the number of shares of Common Stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase KID’s Common Stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price is the lesser of 85% of the closing market price of KID’s Common Stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. At September 30, 2011, 60,947 shares were available for issuance under the 2009 ESPP. At September 30, 2011, there were 108 enrolled participants in the 2009 ESPP.
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
NOTE 3 — WEIGHTED AVERAGE COMMON SHARES
Earnings per share (“EPS”) under the two-class method is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining EPS, earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared. As a result of the foregoing, and in accordance with the applicable accounting standard, vested and unvested shares of restricted stock are also included in the calculation of basic earnings per share. With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting, in accordance with the applicable accounting standard, the Company does not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, upon settlement, such stock is included in the calculation of basic earnings per share. With respect to SARs and stock options, as the right to receive dividends or dividend equivalents is contingent upon vesting and exercise (with respect to SARs, to the extent they are settled in stock), in accordance with the applicable accounting standard, the Company does not include unexercised SARs or stock options in the calculation of basic earnings per share. To the extent such SARs and stock options have vested and are exercised (with respect to SARs, to the extent they are settled in stock), the stock received upon such exercise is included in the calculation of basic earnings per share.
The weighted average common shares outstanding included in the computation of basic and diluted net (loss)/income per share is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding-Basic	21,653	21,546	21,646	21,545
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	—	453	—	406

Weighted average common shares outstanding assuming dilution	21,653	21,999	21,646	21,951

The computation of diluted net (loss) per common share for the three and nine months ended September 30, 2011 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.8 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the loss incurred during each such period. The computation of diluted net income per common share for the three and nine months ended September 30, 2010 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 0.5 million shares of common stock, respectively because their inclusion would have been anti-dilutive as their exercise price exceeded the average market price of the common stock during each such period.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 4 — DEBT
Credit Agreement
As of August 8, 2011, KID and specified domestic subsidiaries (such entities collectively with KID and such other future created or acquired domestic subsidiaries that are designated as borrowers from time to time, the “Borrowers”), and the subsidiaries of the Borrowers identified as guarantors therein (the “Guarantors”, and together with the Borrowers, the “Loan Parties”), executed a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with certain financial institutions (the “Lenders”), including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Book Manager (“ML”). RB Trademark Holdco, LLC (“Licensor”), a limited liability company wholly-owned by KID which licensed specified intellectual property to the buyer of the Company’s former gift business prior to its bankruptcy, will become a Loan Party when permitted under its organizational documents (upon termination of the relevant license agreement). The obligations of the Borrowers under the New Credit Agreement are joint and several.
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
The New Credit Agreement amended and restated the Borrowers’ previously existing Amended and Restated Credit Agreement with the Administrative Agent, as successor by merger to LaSalle Bank National Association, and the other lenders party thereto, dated April 2, 2008, as amended on each of August 13, 2008, March 20, 2009, and March 30, 2011 (collectively, the “Old Credit Agreement”), which provided for a $50.0 million revolving credit facility (the “Old Revolver”) based on eligible receivables and inventory, with a $5.0 million sub-facility for letters of credit, and an $80.0 million term loan facility (the “Old Term Loan”), which was scheduled to mature on April 1, 2013. The New Credit Agreement represents a refinancing of the Borrowers’ senior secured debt under the Old Credit Agreement. Additional details with respect to the Old Credit Agreement can be found in Note 4 of the Notes to Unaudited Consolidated Financial Statements of the Q2 10-Q.
Upon the execution of the New Credit Agreement, the Borrowers drew down $47.5 million under the New Revolver, and utilized the proceeds to repay the Old Term Loan in full. Outstanding amounts under the Old Revolver (in the approximate amount of an additional $29.4 million) were reallocated among the continuing Lenders in accordance with their respective commitments under the New Credit Agreement. Outstanding letters of credit were deemed to have been issued under the New Credit Agreement.
At September 30, 2011, an aggregate of $65.3 million was borrowed under the New Revolver and at December 31, 2010, an aggregate of $72.6 million was borrowed under the Old Credit Agreement (consisting of $54.0 million of long-term debt outstanding under the Old Term Loan and $18.6 million of short-term debt outstanding under the Old Revolver). All amounts outstanding under the New Credit Agreement at September 30, 2011 are classified as long-term debt as permitted by applicable accounting standards. At September 30, 2011, revolving loan availability was $12.6 million. At December 31, 2010, revolving loan availability was $28.3 million.
The aggregate amounts outstanding under the New Credit Agreement (other than letters of credit, which may generally remain outstanding until August 1, 2017) are due and payable on August 8, 2016 (subject to customary early termination provisions).
The New Revolver bears interest, at the Borrowers’ option, at a specified base rate (the higher of (x) the Administrative Agent’s prime rate and (y) the Federal Funds rate plus 0.50%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins. Applicable margins range from 1.75% to 2.75% on Eurodollar rate loans and 0.75% to 1.75% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined below) for the most recently ended fiscal quarter. At least until receipt by the Administrative Agent and the Lenders of the financial statements and compliance certificates with respect to the quarter ending September 30, 2011, the applicable margins will be 2.75% for Eurodollar loans and 1.75% for base rate loans. Swing-line loans bear interest at the base rate plus the applicable margin for base rate loans. Applicable margins under the Old Credit Agreement ranged from 2.0% to 4.25% for LIBOR loans and from 1.0% to 3.25% for Base Rate loans, each as defined in the Old Credit Agreement (and base rate borrowings included a floor of 30 day LIBOR plus 1%). During the continuance of any default under the New Credit Agreement, the applicable margin shall increase by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of Lenders holding a majority of the commitments (the “Required Lenders”) and prior written notice to KID).

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2011, the applicable interest rate margins were: 2.75% for Eurodollar Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of September 30, 2011was as follows:

	At September 30, 2011
	Eurodollar Loans	Base Rate Loans
New Revolver	2.97%	5.00%
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
Under the terms of the New Credit Agreement, the Company is required to comply with the following financial covenants (the “Financial Covenants”): (a) a quarterly minimum Consolidated Fixed Charge Coverage Ratio (defined below) of 1.50:1.00; and (b) a quarterly maximum Consolidated Leverage Ratio (defined below) of 3.25:1.00 (stepping down to 3.00:1.00 for the quarter ending June 30, 2013, provided, that in the event a permitted acquisition is consummated prior to August 8, 2013, such maximum ratio shall remain 3.25:1.00 until the later of June 30, 2013 and the date that is 18 months after such consummation). The Old Credit Agreement contained a minimum Consolidated Fixed Charge Coverage Ratio of 1.35:1.00, and a maximum Total Debt to Covenant EBITDA ratio of 2.75:100 (each as defined in the Old Credit Agreement), as well as an annual capital expenditure limitation.
The Consolidated Fixed Charge Coverage Ratio under the New Credit Agreement is the ratio of: (a) Covenant EBITDA (as described below) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. The Consolidated Leverage Ratio under the New Credit Agreement is the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit). The Borrowers were in compliance with all applicable Financial Covenants as of September 30, 2011.
Covenant EBITDA, as defined in the New Credit Agreement, is a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified Duty Amounts (defined below) and other specified customs duty underpayments, and payment of LaJobi Earnout Consideration (defined below), if any, can be made if other specified prerequisites are met, and the determination of the amount of specified fees. Covenant EBITDA is defined generally as the net income of KID and its consolidated subsidiaries (excluding extraordinary after-tax or non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after-tax gains and losses from discontinued operations), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); if expensed, reasonable costs incurred in connection with the execution of the New Credit Agreement and related documentation; and non-cash transaction losses (gains) due solely to fluctuations in currency values. Covenant EBITDA is further adjusted (up to an aggregate maximum of $14.855 million for all periods, less any earnout consideration paid in respect of KID’s 2008 purchase of LaJobi (“LaJobi Earnout Consideration”), if any, other than in accordance with the New Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts (“Duty Amounts”) owed by LaJobi to U.S. Customs and Border Protection (“U.S. Customs”) to the extent they relate to the nonpayment or incorrect payment by LaJobi of import duties to U.S. Customs on certain wooden furniture imported by LaJobi from vendors in China resulting in a violation prior to March 30, 2011 of anti-dumping regulations, the related misconduct on the part of certain LaJobi employees, and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 relating thereto (“Duty Events”); (ii) fees and expenses incurred in connection with the internal and U.S. Customs’ investigation of the Duty Amounts and Duty Events (the “Investigations”); and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the New Credit Agreement.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The New Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting (including annual delivery of projections) requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries other than the Licensor until such time as it becomes a Loan Party) are prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts and other specified customs duty underpayments (see Note 10 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)), or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below. The activities of the Licensor are also limited until it becomes subject to the restrictions set forth above as a Loan Party.
At the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts or other specified customs duty underpayments (see Note 10 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)): (i) the Consolidated Fixed Charge Coverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be at least 1:50:1.0; or (ii) the Consolidated Leverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be equal to or less than 3.25:1:0.
With respect to the payment by KID of dividends, among other things, so long as no event of default or unmatured event of default then exists or would result therefrom, and no violation of the Financial Covenants then exists or would result therefrom, KID may pay a regular quarterly dividend, provided, however, that prior to such time that the “focused assessment” of U.S. Customs has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Duty Conclusion Date”), such payments, when aggregated with permitted repurchases of KID’s equity securities as described below, shall be limited to an aggregate amount not to exceed $5.0 million.
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
The New Credit Agreement contains customary events of default (including any failure to remain in compliance with the Financial Covenants), as well as specified defaults with respect to the LaJobi Earnout Consideration. If an event of default occurs and is continuing (in addition to default interest as described above, and other remedies available to the Lenders), with the consent of the Required Lenders, the Administrative Agent is entitled to, and at the request of such Lenders, the Administrative Agent is required to, declare commitments under the New Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, and/or demand cash collateralization of letters of credit (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit). In addition, an event of default under the New Credit Agreement could result in a cross-default under certain license agreements that KID maintains.
In order to secure the obligations of the Loan Parties under the New Credit Agreement, each Loan Party has pledged 100% of the equity interests of its domestic subsidiaries, including a pledge of the capital stock of each Borrower (other than KID) and the Licensor, and 65% of the equity interests of specified foreign subsidiaries, to the Administrative Agent, and has granted security interests to the Administrative Agent in substantially all of its personal property (other than the assets of the Licensor until it becomes a Loan Party), all pursuant to the terms of a Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011 (the “New Security Agreement”), which amends and restates the Amended and Restated Guaranty and Collateral Agreement dated as of April 2, 2008, as amended, among the Borrowers in favor of the Administrative Agent (the “Old Security Agreement”). As additional security for Sassy, Inc.’s obligations under the New Credit Agreement, Sassy, Inc. has continued its grant of a mortgage for the benefit of the Administrative Agent and the continuing Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Borrowers paid an arrangement fee to ML in an aggregate amount of approximately $656,000 and an up-front fee to the Lenders in an aggregate amount of approximately $665,000 in connection with the execution of the New Credit Agreement and related documentation. The Borrowers are also required to pay a quarterly commitment fee ranging from 0.30% to 0.45% (based on the Consolidated Leverage Ratio) on the daily unused portions of the New Revolver (outstanding amounts under letters of credit are considered utilization for this purpose; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 2.75% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the New Credit Agreement. In connection with the execution of the New Credit Agreement, the Company also wrote-off $1.0 million of unamortized deferred financing costs pertaining to the Old Credit Agreement during the three and nine months ended September 30, 2011.
NOTE 5 —INTANGIBLE ASSETS
As of September 30, 2011 and December 31, 2010, the components of intangible assets consisted of the following (in thousands):

	Weighted Average	September 30,	December 31,
	Amortization Period	2011	2010
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	26,435	27,601
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	18,600	18,600
LaJobi customer relationships	20 years	10,477	10,954
LaJobi royalty agreements	5 years	949	1,278
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	2,095	2,190
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$75,087	$77,154

Aggregate amortization expense was approximately $689,000 and $2,067,000 for the three and nine months ended September 30, 2011, respectively. Aggregate amortization expense was approximately $690,000 and $2,071,000 for the three and nine months ended September 30, 2010, respectively.
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2010. There were no impairments of intangible assets in 2010. In accordance with applicable accounting standards, the Company determined that interim testing of intangible assets (indefinite and definite-lived) was not warranted during the three and nine months ended September 30, 2011, as there were no applicable triggering events during such periods.
As many of the factors used in assessing fair value are outside the control of management, the assumptions and estimates used in such assessment may change in future periods, which could require that the Company record impairment charges to the Company’s assets. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing or recordation is warranted.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 6 — GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK
The following tables present net sales and total assets of the Company by geographic area (in thousands) for the periods shown:

	Three Months ended		Nine Months ended
	September 30,		September 30,
Net sales	2011	2010	2011	2010
Net domestic sales	$67,024	$68,603	$182,290	$193,126
Net foreign sales (Australia and United Kingdom)*	2,451	2,525	7,313	7,397

Total net sales	$69,475	$71,128	$189,603	$200,523

	September 30,	December 31,
Assets	2011	2010
Domestic assets	$222,478	$237,982
Foreign assets (Australia and United Kingdom)	6,156	4,514

Total assets	$228,634	$242,496

*	Excludes export sales from the United States.
The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Accessories and Décor, Toys and Entertainment and Other. Soft Good Basics includes bedding, blankets and mattresses. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Accessories and Décor includes hampers, lamps, rugs and décor. Toys and Entertainment includes developmental toys, bath toys and mobiles. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Soft Good Basics	38.1%	36.6%	38.6%	38.7%
Hard Good Basics	39.0%	40.8%	36.2%	39.6%
Accessories and Décor	10.1%	10.9%	10.7%	10.3%
Toys and Entertainment	11.9%	10.8%	13.1%	10.6%
Other	0.9%	0.9%	1.4%	0.8%

Total	100.0%	100.0%	100.0%	100.0%

Customers who account for a significant percentage of the Company’s net sales are shown in the table below:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Toys “R” Us, Inc. and Babies “R” Us, Inc.	39.3%	49.2%	39.5%	48.8%
Walmart	11.7%	10.5%	12.4%	8.8%
Target	9.2%	9.0%	9.0%	9.9%
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

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During each of the nine months ended September 30, 2011 and 2010, respectively, approximately 74% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company. In addition, certain categories of wooden bedroom furniture imported from the PRC by the Company’s LaJobi subsidiary are also subject to anti-dumping duties. For a discussion of charges taken in each of the first three quarters of 2011 and the quarter and year ended December 31, 2010, for anticipated anti-dumping duties (and/or related interest) and other actions taken by the Company in connection with a “Focused Assessment” of LaJobi’s import practices, see Note 10. Also see Note 10 for a discussion of charges taken in each of the second and third quarters of 2011 with respect to customs practices at the Company’s non-LaJobi subsidiaries, and actions taken by the Company with respect thereto. The Company has discontinued the practices that resulted in these anticipated charges.
The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 23% and 19% of such purchases for each of the nine months ended September 30, 2011 and 2010, respectively. The five largest suppliers accounted for approximately 48% and 44% of the Company’s purchases in the aggregate for each of the nine months ended September 30, 2011 and 2010, respectively.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s current interest rate swap agreement as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements as of September 30, 2011
	September 30, 2011	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(23)	$—	$(23)	$—

		Fair Value Measurements as of December 31, 2010
	December 31, 2010	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(87)	$—	$(87)	$—

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair values of the Company’s interest rate swap agreement of $23,000 and $87,000 at September 30, 2011 and December 31, 2010, respectively, are included in the Company’s accrued expenses on the balance sheet at the relevant date. Changes between the cost of such agreement and its fair value resulted in a loss of $23,000 for the three and nine months ended September 30, 2011, which was recorded as interest expense. Unrealized losses of $16,000 and $32,000 for a previous interest swap agreement were recorded as a component of comprehensive income, for the three and nine months ended September 30, 2010, respectively.
Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable, accrued expenses and short-term debt (maintained by the Company prior to the execution of the New Credit Agreement described in Note 4) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.
The carrying value of the Company’s long term borrowings including the New Revolver, approximates fair value because interest rates applicable thereto are variable, based on prevailing market rates.
There were no material changes to the Company’s valuation techniques during the nine months ended September 30, 2011 compared to those used in prior periods.
Derivative Instruments
The Company was required by its lenders (until the execution of the New Credit Agreement as of August 8, 2011) to maintain in effect interest rate swap agreements that protected against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Old Term Loan (such swap agreement has not been terminated even though it is no longer required by the New Credit Agreement). The Company’s objective was to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. Until August 8, 2011, the Company applied hedge accounting treatment to such interest rate swap agreement based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Following the execution of the New Credit Agreement (as described in Note 4), as the requirement to maintain hedge agreements was no longer in effect, the Company discontinued hedge accounting for the interest rate swap agreement and since such date accounts for such agreement as a non-qualifying derivative instrument. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.
Cash Flow Hedges
To comply with a requirement in the Old Credit Agreement to offset variability in cash flows related to the interest rate payments on the Old Term Loan, the Company used an interest rate swap designated as a cash flow hedge. The interest rate swap converted the variable rate on a portion of the Old Term Loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR U.S. dollar three month index rate. The duration of the contract is less than twelve months.
The Company assessed hedge effectiveness both at inception of the hedge and at regular intervals at least quarterly throughout the life of the derivative. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged transactions. The Company measured hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognized any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of interest expense. The impact of hedge ineffectiveness on earnings was $54,000 during the three and nine months ended September 30, 2011, primarily as a result of repayment in full of the Old Term Loan.
Cash flow hedge accounting is discontinued when: (i) the hedging relationship is no longer highly effective; (ii) the forecasted transaction is no longer probable of occurring on the originally forecasted date or within an additional two months thereafter, (iii) the hedge relationship is no longer eligible for designation as a hedged transaction; or (iv) the derivative hedging instrument is sold, terminated, or exercised. Although the interest rate swap agreement was not terminated upon execution of the New Credit Agreement (and remains in effect), the Company had determined that the hedging relationship would no longer be highly effective and upon such execution, therefore discontinued hedge accounting thereon as of August 8, 2011. Subsequent to such date, all changes in fair value of the interest rate swap agreement have been recorded directly in earnings.
Accumulated other comprehensive income reflects the difference between the overall change in fair value of the interest rate swap since inception of the hedge and the amount of ineffectiveness reclassified into earnings. During the three and nine months ended September 30, 2011, an expense of $54,000 for the Company’s current interest rate swap agreement was reclassified from Accumulated Other Comprehensive Income to earnings as a component of interest expense.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Non-Qualifying Derivative Instruments
As described above, following the execution of the New Credit Agreement, the Company discontinued hedge accounting for the interest rate swap agreement and since such date accounts for such agreement as a non-qualifying derivative instrument. The Company records such derivative instruments in its consolidated balance sheets at fair value.
Changes between cost and fair value of the interest rate swap resulted in a loss of $23,000 for the three and nine months ended September 30, 2011, respectively, and such amount is included in interest expense in the unaudited consolidated statements of operations for each such period.
A previous interest rate swap agreement, utilized to offset exposure of the Old Term Loan to interest rate risk, (as required by the Old Credit Agreement), terminated on April 30, 2010. This contract converted the variable rate on a portion of the Old Term Loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR USD three month index rate. This contract was not designated as a hedge (in accordance with applicable accounting standards) and was adjusted to fair value at regular intervals, with any resulting gains or losses recorded immediately in earnings.
Changes between cost and fair value of this previous interest rate swap resulted in income of $0 and $678,000 for the three and nine months ended September 30, 2010, respectively, and such amount is included in interest expense in the unaudited consolidated statements of operations for each such period.
NOTE 8 — COMPREHENSIVE (LOSS)/INCOME
Comprehensive (loss)/income, representing all changes in Shareholders’ Equity during the period other than changes resulting from the issuance or repurchase of KID’s Common Stock and payment of dividends, is reconciled to net (loss)/ income for the three and nine months ended September 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(80)	$3,960	$(4,255)	$11,904
Other comprehensive income:
Unrealized gain on derivative	2	53	33	53
Reclassification into (loss) income	54	—	54	—
Foreign currency translation adjustments	(39)	(16)	(102)	(32)

Comprehensive (loss) income	$(63)	$3,997	$(4,270)	$11,925

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
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as capital losses, and net operating loss carryforwards (“NOLs”). At September 30, 2011, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $737,000 including approximately $151,000 of accrued interest.
Activity regarding the liability for unrecognized tax benefits for the nine months ended September 30, 2011 is as follows:

(in thousands)
Balance at December 31, 2010	$542
Increase related to prior year tax positions	195

Balance at September 30, 2011	$737

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the applicable tax jurisdiction. The Company is currently under examination by the Internal Revenue Service for its consolidated federal income tax returns for 2008 and 2009. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $700,000 within twelve months of September 30, 2011 and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.
The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.
The income tax provision for the three months ended September 30, 2011 was $246,000 on income before income tax provision of $166,000. The difference between the effective tax rate of 148.5% for the three months ended September 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (1) the true-up of prior year federal and state estimates in the aggregate amount of $166,000; (2) a provision for state tax, net of federal tax benefit, in the amount of $60,000; (3) an increase in the liability for unrecognized tax benefits of $7,000 as a result of additional interest being accrued; and (4) the effect of permanent adjustments of $9,000; offset by foreign adjustments related to foreign rate differences and unrepatriated foreign earnings in the amount of $54,000. The income tax provision for the three months ended September 30, 2010 was approximately $2,189,000 on income before tax provision of approximately $6,149,000. The difference between the effective tax rate of 36% for the three months ended September 30, 2010 and the U.S. federal tax rate of 35% primarily relates to: (1) the provision for state taxes, net of federal tax benefit, in the amount of $282,000; (2) the true-up of prior year federal and state estimates in the aggregate amount of $39,000; (3) foreign adjustments related to foreign rate differences and withholding taxes in the amount of $38,000; and (4) the effect of permanent adjustments of $50,000; offset by (1) state tax credits generated and utilized in the amount of $254,000; and (2) settlement of a liability for unrecognized tax benefits of $56,000.
The income tax provision for the nine months ended September 30, 2011 was $4.7 million on income before income tax provision of $0.4 million. The difference between the effective tax rate of 1,117.9% for the nine months ended September 30, 2011 and the U.S. federal tax rate of 35% primarily relates to the following discrete items: (1) a change in the valuation allowance against deferred tax assets associated with the sale of the Company’s former gift business in light of the TRC bankruptcy filing in the amount of $3.6 million; (2) an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey in the amount of $0.6 million; (3) an increase for unrecognized tax benefits of $0.2 million; and (4) the true-up of prior year federal and state estimates in the aggregate amount of $166,000. The difference between the U.S. federal tax rate of 35% and the estimated effective tax rate for the year (excluding discrete items) of 42.7% primarily relates to: (1) a provision for state tax, net of federal benefit, of $22,000; and (2) the effect of permanent adjustments of $10,000. The income tax provision for the nine months ended September 30, 2010 was $7.0 million on income before income tax provision of $18.9 million. The difference between the effective tax rate of 37% for the nine months ended September 30, 2010 and the U.S. federal tax rate of 35% primarily relates to the provision for state taxes, net of federal tax benefit, in the amount of $964,000; offset by: (1) state tax credits generated and utilized of $254,000; (2) true-up of prior year tax estimates of $133,000; and (3) settlement of a liability for unrecognized tax benefits of $42,000.
NOTE 10 — LITIGATION, COMMITMENTS AND CONTINGENCIES
(a) LaJobi Customs, LaJobi Earnout and Asia Staffing Matters
In late December 2010, the Company’s LaJobi subsidiary was selected by U.S. Customs and Border Protection (“U.S. Customs”) for a “Focused Assessment” of its import practices and procedures, which Focused Assessment commenced on January 19, 2011. In preparing for the Focused Assessment, the Company found certain potential issues with respect to LaJobi’s import practices. As a result, the Board of Directors initiated an investigation, supervised by a Special Committee of three non-management members of the Board. The Board’s investigation found instances at LaJobi in which incorrect anti-dumping duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping laws. On the basis of the investigation, the Board concluded that there was misconduct involved on the part of certain LaJobi employees in connection with the incorrect payment of duties, including misidentifying the manufacturer, shipper and description of products. As a result, effective March 14, 2011, LaJobi’s President, Lawrence Bivona, and LaJobi’s Managing Director of operations were both terminated from employment. Promptly upon becoming aware of the issues and related misconduct described above, the Company voluntarily disclosed its findings to the SEC on an informal basis and is cooperating with the Staff of the SEC. See “SEC Informal Investigation” in paragraph (d) below.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company expects to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of anti-dumping duty, and remit payment of duty not paid, with interest thereon. Accordingly, the Company has recorded charges of approximately: (i) $6,860,000 (which includes approximately $340,000 of interest) for the quarter and year ended December 31, 2010; (ii) $382,000 (which includes approximately $55,000 of interest) for the quarter ended March 31, 2011; (iii) $55,000 in related interest for the quarter ended June 30, 2011; and (iv) $56,000 in related interest expense for the quarter ended September 30, 2011, in each case for duties (or related interest) the Company anticipates will be owed to U.S. Customs by LaJobi in respect of the matters discussed above. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense), and adversely affected gross margins and net (loss)/income for the affected periods. As the Focused Assessment is still pending, it is possible that the actual amount of duty owed for the period covered thereby will be higher upon completion thereof, and in any event, additional interest will continue to accrue on the amounts the Company currently anticipates the Company will owe until payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duty owed, and additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and the Company believes that its ability to procure the affected categories of wooden bedroom furniture will not be materially adversely affected in future periods. The Company is committed to working closely with U.S. Customs to address issues relating to incorrect duties. The Company has also initiated certain enhancements to its processes and procedures in areas where underpayments were found, and is reviewing these and possibly other remedial measures. In addition, there can be no assurance that the Company’s licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above; however, to date, the Company is unaware of any such adverse actions.
As a result of the accrual recorded in the fourth quarter and year ended December 31, 2010 for anticipated duty (and interest thereon) owed by LaJobi to U.S. Customs and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no LaJobi Earnout Consideration (and therefore no related finder’s fee) was payable. Accordingly, the Company did not record any amounts related thereto in the Company’s financial statements for the fourth quarter and year ended December 31, 2010. The Company had previously disclosed a potential earnout payment of approximately $12 to $15 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi.
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
Prior to the Company’s acquisition of LaJobi, Lawrence Bivona, the former President of LaJobi, Inc., along with various family members, established L&J Industries in Asia to provide quality control, compliance and certain other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, the Company utilized the full time services of approximately 28 individuals who were compensated by L&J Industries for such services. Beginning February, 2010, the Company paid for the services of some, and later all or substantially all, of the individuals who had previously been paid by L&J Industries (based in Hong Kong, China, Vietnam and Thailand), either directly to the individuals or through an individual based in Hong Kong. Companies retaining the services of individuals in these jurisdictions are subject to a variety of foreign laws. The Company has completed an internal investigation of its Asia payment and staffing practices and believes that its payments into Thailand may have violated a criminal law in that country that requires certain disclosures in connection with wire transfers into that country, and that its employment practices likely violated a criminal law in Hong Kong, in the category of a petty violation, that requires registration by foreign companies doing business in that country. In addition, the Company may have violated certain foreign regulatory, administrative and civil laws in connection with its payment and employment practices in Asia. However, the Company currently does not believe that such matters (individually or in the aggregate) will have a material adverse effect on the Company, and has not accrued any amounts to date in connection therewith. See “SEC Informal Investigation” in paragraph (d) below.
LaJobi has since discontinued the above-described manner of paying individuals providing such services in the PRC, Hong Kong and Thailand, and has taken corrective action by establishing interim arrangements (i.e., retaining the services of such individuals through a third-party outsource agency) which it believes are currently in compliance with applicable requirements in such jurisdictions, and is in the process of establishing subsidiaries in the PRC and Thailand through which the Company intends to directly employ the quality control individuals in these jurisdictions in the future. Although the Company believes that once these subsidiaries are fully established, the Company will be in compliance with applicable laws of the relevant Asian countries, no assurance can be given that applicable governmental authorities will concur with such a view and will not impose taxes or penalties or other measures with respect to staffing practices prior thereto.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(b) Customs Compliance Investigation
Following the discovery of the matters described above with respect to LaJobi, our Board authorized a review, supervised by the Special Committee and conducted by outside counsel, of customs compliance practices at the Company’s non-LaJobi operating subsidiaries, consisting of Kids Line, CoCaLo and Sassy (the “Customs Review”). Although such review is ongoing, based on work to date involving a sampling of customs filings, the Special Committee has identified instances in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications of certain products imported by CoCaLo. As a result of these findings to date, the Company currently estimates that it will incur aggregate costs of approximately $2.4 million (pretax) relating to customs duty for the years ended 2006 through 2010 and the nine months ended September 30, 2011. The impact on prior periods was deemed to be immaterial to the previously reported financial statements and therefore the anticipated amounts to such point in time were accrued in the period they were identified (the quarter ended June 30, 2011). Of the amount accrued, the Company recorded $2.2 million in cost of sales and $0.2 million in interest expense for the three months ended June 30, 2011 and an additional $30,000 in interest expense was recorded for the three months ended September 30, 2011. As the Customs Review is still pending, it is possible that the actual amount of duty owed will be higher upon its completion and, in any event, additional interest will continue to accrue until payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of any such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties owed, and additional fines, penalties or other measures, the Company cannot currently estimate the amount of loss (or range of loss), if any, in connection therewith. Promptly after becoming aware of the foregoing, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues. Following the completion of the Customs Review, the Company intends to remit to U.S. Customs the amount of duties owed and any interest and penalties thereon. Our Board has also recently authorized an investigation, supervised by the Special Committee and conducted by a second outside counsel, to more fully review the customs practices at these operating subsidiaries, including whether there was any misconduct by personnel (the “Customs Investigation”). The Company has also voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. Because the Customs Review and the Customs Investigation are ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition.
(c) Putative Class Action and Derivative Litigations
Putative Class Action. On March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Putative Class Action”). The Putative Class Action was brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired the common stock of the Company between March 26, 2010 and March 15, 2011. In addition to KID, Bruce G. Crain, KID’s then President, Chief Executive Officer and a member of KID’s board of directors, Guy A. Paglinco, KID’s Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of KID’s board of directors, as well as Lauren Krueger and John Schaefer, each a former member of KID’s board of directors, were named as defendants.
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
On September 26, 2011, an amended complaint was filed by the lead plaintiff to expand the allegations under the claims for relief made in the original complaint, to extend the putative class to all those who purchased or otherwise acquired KID’s common stock between March 26, 2010 and August 16, 2011 and to eliminate all of the named defendants other than KID, Bruce G. Crain, Guy A. Paglinco and Raphael Benaroya. The amended complaint was dismissed without prejudice against Raphael Benaroya by a Notice of Voluntary Dismissal filed by the lead plaintiff on October 21, 2011 and so ordered by the Court on October 25, 2011. Defendants have until November 10, 2011 to respond to the amended complaint.
The Company intends to defend the Putative Class Action vigorously, and has notified its insurance carriers of the existence of the action; however, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Putative Shareholder Derivative Action. On May 20, 2011, a putative shareholder derivative complaint was filed by the City of Roseville Employees’ Retirement System in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s then-CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board of Directors, and John Schaefer, a former member of KID’s Board of Directors (collectively, the “Defendants”). In addition, KID has been named as a nominal defendant.
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
On July 25, 2011, the Company filed a motion to dismiss the complaint in this action. On October 24, 2011, the Court granted Defendants’ motion to dismiss without prejudice in a decision that cited the complaint’s failure to meet applicable pleading standards required to bring a shareholder derivative claim. Plaintiff was granted leave to amend the complaint in a manner consistent with the Court’s decision.
The Company notified its insurance carriers of the Putative Derivative Action. While the Company incurred costs in connection with the defense of this lawsuit, and may incur additional costs (which costs were or will be expensed as incurred), the lawsuit did not seek monetary damages against the Company, and no amounts have been accrued in connection therewith.
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
(e) U.S. Attorney’s Office Investigation
On August 19, 2011, the United States Attorney's Office for the District of New Jersey (“USAO”) contacted Company counsel, requesting information relating to LaJobi previously provided by the Company to U.S. Customs and the SEC, as well as additional documents. The Company is cooperating with the USAO on a voluntary basis. The Company is currently unable to predict the duration, the resources required or outcome of the USAO investigation or the impact such investigation may have.
(f) TRC Landlord Litigation
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
On July 18, 2011, the TRC Landlord filed a complaint in the Superior Court of New Jersey Law Division: Middlesex County, alleging that KID, having agreed via an assignment agreement to remain liable for the obligations of the tenant under the TRC Lease, has breached the TRC Lease and such assignment by failing to pay rent and other charges due and owing pursuant to the TRC Lease, in an aggregate amount of approximately $12 million as of June 11, 2011. The complaint also demands payment of costs in an unspecified amount, including late charges, pre-judgment interest and the TRC Landlord’s attorneys fees in connection with the action. The complaint provides no itemization of the amounts claimed to be due and owing under the TRC Lease; however, KID believes that such amounts likely reflect amounts specified in the demand letter, plus similar amounts accrued from the date of such letter through June 11, 2011 (although there can be no assurance that this is the case). KID believes that any liability it may have under the TRC Lease expired upon the date of its termination. KID currently estimates that the potential liability for rental and related amounts under the TRC Lease is approximately $1.1 million and, accordingly, we have accrued such amount for the nine month period ended September 30, 2011. With respect to the alleged Repair Charges, KID is currently unable to assess its potential liability therefor, if any, under the TRC Lease. In addition, KID believes it has potential defenses to some or all of the amounts claimed. As a result, the aggregate amount of any payments that may potentially be required to be made by KID with respect to the Lease cannot be ascertained at this time.

KID BRANDS, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(g) Share Repurchase Program
On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in the New Credit Agreement, which, in addition to limits on revolver availability and a stricter consolidated leverage ratio (0.25x less than the maximum then-permitted), limits the aggregate amount that can be expended on share repurchases and dividends to $5.0 million until the LaJobi focused assessment has been concluded and all duty amounts required thereby have been paid. (see Note 4 above). The share repurchase program may be suspended or discontinued at any time without prior notice. The Company intends to finance the share repurchase program from available cash and/or proceeds under the New Credit Agreement (to the extent available therefor).
(h) Other
In addition to the proceedings described above, in the ordinary course of its business, the Company is from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect any such actions that are currently pending will not, individually or in the aggregate, materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows. KID may also remain obligated with respect to certain contracts and other obligations of its former gift business that were not novated in connection with their transfer. No payments have been made by KID in connection with the contracts described in the preceding sentence as of September 30, 2011, nor is KID aware of any remaining potential obligations (other than the TRC Lease described above), but there can be no assurance that payments will not be required of KID in the future with respect thereto.
The Company has approximately $50.6 million in outstanding purchase commitments at September 30, 2011, consisting primarily of purchase orders for inventory.
The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $22.1 million, of which approximately $11.4 million remained unpaid at September 30, 2011 and is payable over the next three years. Royalty expense for the three and nine months ended September 30, 2011, was $2.6 million, and $6.4 million, respectively. Royalty expense for the three and nine months ended September 30, 2010 was $2.2 million, and $5.9 million, respectively.
As of September 30, 2011, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events.
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
NOTE 12— RELATED PARTY TRANSACTIONS
Lawrence Bivona, the President of LaJobi until March 14, 2011, along with various family members, established L&J Industries in Asia to provide quality control, compliance and other services to LaJobi for goods being shipped by LaJobi from Asian ports. Pursuant to the terms of a transition services agreement entered into in connection with the acquisition of LaJobi, commencing in April 2008, the Company had used the full-time services of approximately 28 employees of L&J Industries for such quality control and other services. To the Company’s knowledge, L&J Industries ceased operations in June 2010, thereby terminating the affiliated relationship. However, the Company continues to utilize the services of all or substantially all of such individuals (see Note 10 for more detail with respect to such arrangements), and is in the process of establishing subsidiaries in the PRC and Thailand, through which the Company intends to directly employ these quality control individuals in the future. For the three and nine months ended September 30, 2010, the Company incurred costs, recorded in cost of goods sold, aggregating approximately $0.3 million and $0.8 million, respectively related to the services provided, based on the actual, direct costs incurred (by L&J Industries or otherwise) for the services of such individuals.
CoCaLo contracts for warehousing and distribution services from a company that, until October 15, 2009, had a partner that was the estate of the father of, and is managed by the spouse of, Renee Pepys Lowe, an employee of the Company until December 31, 2010. As of December 31, 2010, this company is owned by unrelated parties but the spouse of Renee Pepys Lowe is still a manager of the business. For the three and nine months ended September 30, 2010, CoCaLo paid approximately $0.4 million and $1.5 million, respectively, to such company for these services.
TRC and KID entered into a transition services agreement in connection with the sale of KID’s former gift business to TRC, pursuant to which TRC and KID provided certain specified services to each other, including, among other things, the sublease of certain office and warehouse space (and related services) by the Company from TRC and its subsidiaries. As of March 31, 2011, KID terminated all subleases of space from TRC, and is no longer utilizing TRC services for operational support. KID had accrued approximately $1.8 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively on its financial statements in connection therewith. See below for a description of the terms of the settlement agreement entered into in connection with TRC’s voluntary bankruptcy, which include, among other things, the set-off against a note payable by TRC to KID of all amounts owed by the Company to TRC and its subsidiaries, including the amounts described above (without the requirement of any cash payment). As a result of such set-off the Company has reduced the note receivable and the valuation reserve recorded against such note receivable by $2.0 million (which includes the $1.8 million accrued rent referenced above and $0.2 million of other liabilities to TRC extinguished by the settlement agreement) during the nine months ended September 30, 2011.
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
The Settlement
The Settlement, among other things: (i) includes a release of KID by and on behalf of the Debtors’ estates (without the requirement of any cash payment) from all claims, including fraudulent conveyance and preference claims under the Code, and claims pertaining to KID’s sale of the gift business to TRC; (ii) confirms that the Seller Note and KID’s security interests therein are valid, and are junior only to TRC’s senior lender; (iii) allows KID to retain ownership of the Retained IP, provided, that the trustee in the bankruptcy may include such intellectual property as part of a global sale of TRC’s business, if any, as long as KID receives at least $6.0 million therefor; (iv) includes a set-off against the Seller Note of all amounts owed by KID and its subsidiaries to TRC and its subsidiaries, for which KID had accrued an aggregate of approximately $2.0 million, without the requirement of any cash payment; (v) establishes distribution priorities for any proceeds obtained from the sale of TRC’s assets under which KID is generally entitled to receive, to the extent proceeds are available therefor after the payment of amounts owed to TRC’s senior lender and approximately $1.4 million in specified expenses have been funded, approximately $1.0 million, and to the extent further proceeds are available subsequent to the payment of approximately $1.0 million to the Debtors’ estates for additional specified expenses, 60% of any remaining proceeds (40% of any such remaining proceeds will go to the Debtors’ estates for the benefit of general unsecured creditors, and KID may participate therein as an unsecured creditor to the extent of 50% of any deficiency claims, including for unpaid royalties). As it is not possible to determine the amount, if any, that the trustee in the bankruptcy will obtain through the sale of TRC’s assets, KID may obtain only limited recovery on its remaining claims, or may obtain no recovery at all. In addition, the Settlement provides that the Trustee will cooperate, at KID’s expense, with KID’s efforts to resolve the claim asserted by the landlord under the TRC Lease described above (however, the Settlement does not impact amounts potentially owed to the landlord under such TRC Lease). The Debtors’ estates’ rights with respect to the Retained IP will terminate at the earlier of 6 months from the date of the entry of the Bankruptcy Court’s sale order and the date of liquidation of TRC’s operations in the United States, Canada, the United Kingdom and Australia. Pursuant to the Settlement, KID waives its claims to Royalties as a result of the liquidation, except that it will be entitled to a 5% royalty on any inventory sold by a third party liquidator retained by the Trustee as part of the liquidation process. In addition, any bidder for the stock of the Debtors’ U.K., Australia or Canada subsidiaries may include a request to use KID’s Retained IP on a non-exclusive basis in the U.K., Australia or Canada, respectively, for a five percent (5%) royalty for a period of up to two (2) years. The Trustee has also agreed to cooperate in the removal of any persons designated by TRC to the board of directors of the Licensor, and shall waive the right to designate any additional members to such board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Q1 10-Q”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended (the “Q2 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 10-K”), including the consolidated financial statements and notes thereto.
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
We generated net sales of approximately $69.5 million and $189.6 million for the three and nine months ended September 30, 2011, respectively. International sales, defined as sales outside of the United States, including export sales, constituted 7.9% and 9.0% of our net sales for the nine months ended September 30, 2011 and 2010, respectively. One of our long-term strategies is to increase our international sales, both in absolute terms and as a percentage of total sales, as we seek to expand our presence outside of the United States.
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
We do not ordinarily sell our products on consignment (although we may do so in limited circumstances), and we ordinarily accept returns only for defective merchandise. In the normal course of business, we grant certain accommodations and allowances to certain customers in order to assist these customers with inventory clearance or promotions. Such amounts, together with discounts, are deducted from gross sales in determining net sales, and also have significant affect on operating cash flows.
Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore adversely affect our profitability. Conversely, a small portion of our revenues are generated by our subsidiaries in Australia and the U.K. and are denominated primarily in their local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors — “Currency exchange rate fluctuations could increase our expenses”, of the 2010 10-K.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $1.8 million and $1.9 million, for the three months ended September 30, 2011 and 2010, respectively. The costs of warehousing, outbound handling costs and outbound shipping costs were $5.7 million and $5.3 million, for the nine months ended September 30, 2011 and 2010, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.
If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) a shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases. See Note 10 of the Notes to Unaudited Consolidated Financial Statements for a description of accruals for anticipated customs duty and interest payment requirements related to (i) certain wooden furniture imported by our LaJobi subsidiary from the PRC (until January of 2011), which accruals have further adversely impacted our gross margins and net loss/income for the nine months ended September 30, 2011, and the quarter and year ended December 31, 2010 and (ii) the findings of our ongoing Customs Review, which accruals have further adversely impacted our gross margins and net loss for the nine months ended September 30, 2011.
We continue to seek to mitigate margin pressure through the development of new products that can command higher pricing; the identification of alternative, lower-cost sources of supply, re-engineering of certain existing products to reduce manufacturing costs; and, where possible, price increases. Particularly in the mass market, our ability to increase prices or resist requests for mark-downs and/or other allowances is limited by market and competitive factors, and, while we have implemented selective price increases and will likely continue to seek to do so, we have not been able to increase prices commensurate with our cost increases and have generally focused on maintaining (or increasing) shelf space at retailers and, as a result, our market share.
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
Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2010. There were no impairments of intangible assets in 2010. In accordance with applicable accounting standards, the Company determined that interim testing of intangible assets (definite and indefinite-lived) was not warranted for the three and nine months ended September 30, 2011 as no triggering events occurred during such periods. We will continue to evaluate the carrying amounts of our intangible assets.

Recent Developments
Interim Executive Chairman
Effective September 12, 2011, Bruce G. Crain resigned as President and Chief Executive Officer of the Company. In connection therewith, Mr. Crain also resigned his position as a member of the Board of Directors (the “Board”) of the Company and all other positions with the Company and its subsidiaries. In addition, as of September 12, 2011, Raphael Benaroya was appointed by the Board to the position of interim Executive Chairman, to serve as the chief executive of the Company during the pendency of the Board’s search for a new chief executive officer. A Search Committee of the Board has been created to oversee the process for the selection of a new chief executive officer and an executive search firm has been retained to conduct the search. Details with respect to these events are set forth in the Company’s Current Report on Form 8-K filed on September 14, 2011.
Putative Class Action and Derivative Litigations.
See Part II, Item I, “Legal Proceedings”, for a discussion of recent developments with respect to the putative class action proceeding and derivative proceeding instituted against the Company and various of its officers and directors, including the filing of an amended complaint in the putative class action eliminating the directors other than Mr. Benaroya as defendants, the subsequent filing of a voluntary dismissal without prejudice of the class action proceeding against Mr. Benaroya, and the dismissal without prejudice of the derivative action as to all defendants.
Refinancing of Senior Indebtedness
KID and specified domestic subsidiaries executed a Second Amended and Restated Credit Agreement as of August 8, 2011, with certain financial institutions, including Bank of America, N.A., among other things, as Administrative Agent. This amendment and restatement represents a refinancing of the Company’s senior secured debt under the Old Credit Agreement (defined in “Debt Financings” below), and provides for an aggregate $175.0 million revolving credit facility (without borrowing base limitations), with a $25.0 million sub-facility for letters of credit, and a $5.0 million sub-facility for swing-line loans. KID is entitled to increase the amount of this new revolver by up to an additional $35.0 million, provided that, among other things, no defaults have occurred and are continuing and commitments are received for such increase (from existing lenders or certain third party financial institutions). The refinancing, among other things, increases borrowing capacity previously available under the Old Credit Agreement (which provided for a $50.0 million revolver based on eligible receivables and inventory, with a $5.0 million sub-facility for letters of credit, and an $80.0 million term loan), lowers minimum and maximum interest rate margins and is described in detail under “Liquidity and Capital Resources” below under the section captioned “Debt Financings.”
TRC Matters
See Note 12 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the bankruptcy filing of TRC and its domestic subsidiaries, and a settlement agreement approved by the Bankruptcy Court with the secure creditors of the debtors, including KID.
See Note 10 of the Notes to Unaudited Consolidated Financial Statements for a discussion of potential obligations of KID with respect to the TRC Lease (and an accrual recorded with respect to amounts anticipated to be owed to the landlord thereunder).
LaJobi Matters
See Note 10 of Notes to Unaudited Consolidated Financial Statements for a description of: (i) the “Focused Assessment” of our LaJobi subsidiary’s import practices and procedures by U.S. Customs, charges recorded in each of the first three quarters of 2011, and the quarter and year ended December 31, 2010 in connection therewith, and actions taken by the Company as a result thereof; and (ii) a discussion of certain payment practices with respect to individuals providing quality control, compliance and certain other services in the PRC, Hong Kong, Vietnam and Thailand, and actions taken by the Company in connection therewith, as well as a description of an informal investigation by the SEC into these matters.
Customs Compliance Investigation
See Note 10 of Notes to Unaudited Consolidated Financial Statements for a description of a review authorized by the Board of customs compliance practices at the Company’s non-LaJobi subsidiaries, charges recorded in the second and third quarters of 2011 in connection therewith, a related investigation initiated by the Board with respect to such review and other actions taken by the Company as a result thereof.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
Net sales for the three months ended September 30, 2011 decreased 2.3% to $69.5 million, compared to $71.1 million for the three months ended September 30, 2010. This decrease was primarily the result of lower sales at each of LaJobi (down approximately 12.4% from the prior year period as a result of lower sales volume due to decreased demand), and Sassy (down approximately 3.3% from the prior year period as a result of lower sales volume). Such decreases were partially offset by growth at Kids Line (up approximately 10.1% from the prior year period as a result of reduced markdown allowances and increased sales). Net sales at CoCaLo were flat for the third quarter of 2011, as compared to the prior year period.
Gross profit was $18.6 million, or 26.7% of net sales, for the three months ended September 30, 2011, as compared to $20.6 million, or 29.0% of net sales, for the three months ended September 30, 2010. Gross profit decreased primarily as a result of: (i) higher product costs at Kids Line and LaJobi; (ii) additional inventory reserves related to certain underperforming product lines at Kids Line (approximately $0.2 million); (iii) $0.2 million of additional warehouse expense as a result of higher inventory levels; and (iv) on an absolute basis, lower net sales, all of which was partially offset by a reduction in markdown allowances in the approximate amount of $2.3 million.
Selling, general and administrative expense was $16.3 million, or 23.5% of net sales, for the three months ended September 30, 2011 compared to $13.7 million, or 19.3% of net sales, for the three months ended September 30, 2010. Selling, general and administrative expense increased primarily as a result of: (i) professional fees incurred in the aggregate amount of approximately $1.4 million in connection with the Company’s internal investigation of LaJobi’s import, business and staffing practices in Asia (the “LaJobi Investigation”) and Customs compliance investigations at Kids Line and CoCaLo, as well as related litigation and other costs (collectively, the “Customs Costs”); (ii) $0.8 million of transition costs related to the resignation of our former CEO, consisting primarily of severance and other benefits (of which approximately $0.4 million is a non-cash charge related to the acceleration of vesting of certain equity awards) (collectively “CEO Transition Costs”); (iii) approximately $0.7 million of trade show costs incurred in the third quarter of 2011, whereas similar costs were incurred in the fourth quarter during 2010; and (iv) on a percentage basis, a lower sales base.
Other expense was $2.1 million for the three months ended September 30, 2011 as compared to $0.8 million for the three months ended September 30, 2010. This increase of approximately $1.3 million was primarily due to: (i) a $1.0 million non-cash write-off of deferred financing costs originally incurred in connection with the Old Credit Agreement (defined in “Debt Financings” below); (ii) a $0.2 million foreign exchange loss in the third quarter of 2011 compared to a $0.1 million foreign exchange gain during the comparable 2010 period and (iii) an additional $0.1 million of interest recorded in the third quarter of 2011 associated with anticipated customs duty payment requirements in connection with the LaJobi Investigation and the Customs Review ($56,000 and $30,000, respectively), all of which was offset by a $0.1 million reduction in interest expense due to lower borrowings and lower borrowing costs in such period compared to the same period in 2010.
The income tax provision for the three months ended September 30, 2011 was $246,000 on income before income tax provision of $166,000. The difference between the effective tax rate of 148.5% for the three months ended September 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (1) the true-up of prior year federal and state estimates in the aggregate amount of $166,000; (2) a provision for state tax, net of federal tax benefit, in the amount of $60,000; (3) an increase in the liability for unrecognized tax benefits of $7,000 as a result of additional interest being accrued; and (4) the effect of permanent adjustments of $9,000; offset by foreign adjustments related to foreign rate differences and unrepatriated foreign earnings in the amount of $54,000. The income tax provision for the three months ended September 30, 2010 was approximately $2,189,000 on income before tax provision of approximately $6,149,000. The difference between the effective tax rate of 36% for the three months ended September 30, 2010 and the U.S. federal tax rate of 35% primarily relates to: (1) the provision for state taxes, net of federal tax benefit, in the amount of $282,000; (2) the true-up of prior year federal and state estimates in the aggregate amount of $39,000; (3) foreign adjustments related to foreign rate differences and withholding taxes in the amount of $38,000; and (4) the effect of permanent adjustments of $50,000; offset by (i) state tax credits generated and utilized in the amount of $254,000; and (ii) settlement of a liability for unrecognized tax benefits of $56,000.
As a result of the foregoing, net loss for the three months ended September 30, 2011 was $80,000 or ($0.00) per diluted share, compared to net income of $4.0 million, or $0.18 per diluted share, for the three months ended September 30, 2010.
RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
Net sales for the nine months ended September 30, 2011 decreased 5.4% to $189.6 million, compared to $200.5 million for the nine months ended September 30, 2010. This decrease was primarily the result of lower sales at LaJobi (down approximately 15.7% from the prior year period as a result of lower sales volume due to decreased demand). Such decrease was partially offset by growth at each of CoCaLo (up approximately 8.2% from the prior year period as a result of increased sales volume resulting from the strong performance of top-selling collections), Sassy (up approximately 3.3% from the prior year period as a result of increased sales volume, despite the discontinuation of sales of sleep positioners that generated $1.1 million of sales in the prior year period), and Kids Line (up approximately 0.5% from the prior year period primarily as a result of reduced markdown allowances).

Gross profit was $49.2 million, or 25.9% of net sales, for the nine months ended September 30, 2011, as compared to $60.0 million, or 29.9% of net sales, for the nine months ended September 30, 2010. Gross profit decreased primarily as a result of: (i) a $2.2 million accrual for anticipated customs duty payment requirements resulting from the Customs Review; (ii) an accrual aggregating $0.7 million for remediation activities to bring certain LaJobi cribs into compliance with new federal crib safety standards that went into effect on June 28, 2011; (iii) additional inventory reserves related to certain underperforming product lines (approximately $1.2 million primarily related to a discontinued product program at Kids Line); (iv) $0.3 million in increased warehouse expense as a result of higher inventory levels; and (v) $0.3 million for anticipated customs duty payment requirements resulting from the LaJobi Investigation; and (vi) on an absolute basis, lower net sales, all of which was partially offset by a reduction in markdown allowances in the amount of $3.3 million.
Selling, general and administrative expense was $46.5 million, or 24.5% of net sales, for the nine months ended September 30, 2011 compared to $38.5 million, or 19.2% of net sales, for the nine months ended September 30, 2010. Selling, general and administrative expense increased primarily as a result of: (i) an aggregate of $4.5 million in Customs Costs; (ii) the $1.1 million accrual in connection with the TRC Lease; (iii) $0.8 million of CEO Transition Costs; (iv) approximately $0.7 million of trade show costs incurred in the first nine months ended September 30, 2011, whereas similar trade show costs were incurred in the fourth quarter of 2010; (v) $0.5 million of increased warehouse, outbound handling and shipping costs as a result of increased inventory; and (vi) on a percentage basis, a lower sales base.
The TRC valuation reserve adjustment of $2.0 million resulted from the TRC bankruptcy. As a result of prior ongoing discussions with TRC with respect to the potential restructuring of the consideration received by KID for the sale of its former gift business to TRC, KID had been accruing, but not paying (since December 2009), amounts owed to TRC and certain of its subsidiaries for the sublease of office and warehouse space (and related services) under a transition services agreement (See Note 12 of the Notes to Unaudited Consolidated Financial Statements). The Settlement (discussed in Note 12 of Notes to Unaudited Consolidated Financial Statements) includes, among other things, a set-off against the Seller Note of all amounts owed by the Company to TRC and its subsidiaries, including the sublease and related amounts discussed above. As a result, the amounts that had previously been accrued were reversed during the nine months period ended September 30, 2011 by reducing the valuation allowance previously recorded in June 2009 against the consideration received in connection with the Gift Sale.
Other expense was $4.3 million for the nine months ended September 30, 2011 as compared to $2.6 million for the nine months ended September 30, 2010. This increase of approximately $1.7 million was primarily due to: (i) a $1.0 million non-cash write-off of deferred financing costs originally incurred in connection with the Old Credit Agreement (defined in “Debt Financings” below); (ii) $0.3 million in royalty income recorded in 2010 that was not a factor in 2011; (iii) a favorable change of $0.7 million in the fair market value of an interest rate swap agreement in the first nine months of 2010, which was not a factor in the first nine months of 2011; (iv) a $0.1 million foreign exchange loss in the first nine months of 2011 compared to a $0.1 million foreign exchange gain during the comparable 2010 period; (v) $0.1 million in fees for the March 2011 Amendment (defined in “Debt Financings” below): and (vi) an additional $0.4 million of interest recorded in the first nine months of 2011 associated with anticipated customs duty payment requirements in connection with the LaJobi Matters and the Customs Review ($0.2 million and $0.2 million, respectively), all of which was offset by a reduction ($1.0 million) in interest expense due to lower borrowings and lower borrowing costs in such period compared to the same period in 2010.
The income tax provision for the nine months ended September 30, 2011 was $4.7 million on income before income tax provision of $0.4 million. The difference between the effective tax rate of 1,117.9% for the nine months ended September 30, 2011 and the U.S. federal tax rate of 35% primarily relates to the following discrete items: (1) a change in the valuation allowance against deferred tax assets associated with the sale of the Company’s former gift business in light of the TRC bankruptcy filing in the amount of $3.6 million, (2) an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey in the amount of $0.6 million, (3) an increase for unrecognized tax benefits of $0.2 million, and (4) the true-up of prior year federal and state estimates in the aggregate amount of $166,000. The difference between the U.S. federal tax rate of 35% and the estimated effective tax rate for the year (excluding discrete items) of 42.7% primarily relates to: (1) a provision for state tax, net of federal benefit $22,000; and (2) the effect of permanent adjustments of $10,000. The income tax provision for the nine months ended September 30, 2010 was $7.0 million on income before income tax provision of $18.9 million. The difference between the effective tax rate of 37% for the nine months ended September 30, 2010 and the U.S. federal tax rate of 35% primarily relates to the provision for state taxes, net of federal tax benefit, in the amount of $964,000; offset by: (1) state tax credits generated and utilized of $254,000, (2) true-up of prior year tax estimates of $133,000, and (3) settlement of a liability for unrecognized tax benefits of $42,000.

As a result of the foregoing, net loss for the nine months ended September 30, 2011 was $4.3 million, or ($0.20) per diluted share, compared to net income of $11.9 million, or $0.54 per diluted share, for the nine months ended September 30, 2010.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, funds from operations, and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next 12 months (including expected customs duty assessments and related interest), based on current assumptions regarding the timing of such expenditures. Any significant deviation in the timing of such expenditures from current estimates or significant business or product acquisitions, earnout payments (if any) or other unanticipated expenses (including additional customs duty assessments and related interest in excess of current accruals, and/or any related penalties) may require additional debt or equity financing. As is described in “Recent Developments” above, and “Liquidity and Capital Resources” below under the section captioned “Debt Financings”, as of August 8, 2011, the Company refinanced its senior secured debt to provide for an aggregate $175.0 million revolving credit facility, subject to an additional $35.0 million increase in the aggregate commitment amount under specified circumstances. The Company’s previous credit facility provided for a $50.0 million revolver based on eligible receivables and inventory, and an $80.0 million term loan. In addition to increased borrowing capacity, anticipated benefits from the refinancing also include the elimination of borrowing base limitations, reduced debt service requirements (as our prior term loan was paid in full), lower minimum and maximum interest rate margins, an extended maturity date, and a generally less restrictive payment and cash utilization structure.
Historically, the proceeds of our bank facility have been used to fund acquisitions, and cash flows from operations were utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which were necessitated by our strategy of paying down debt), we typically did not actively utilize our revolving credit facility to fund operations. As a result of the New Credit Agreement, our term loan was paid in full, and outstanding amounts under our revolver were reallocated among the refinancing lenders. The Company anticipates that cash flows from operations will continue to be used to pay down our new revolving credit facility, as well as to potentially purchase shares under our share repurchase program (in each case to the extent available for such purposes), and to pay associated interest on amounts outstanding under our revolver. Availability under the refinanced revolver is intended to continue to be used to fund short-term working capital requirements, including, expected Customs duty assessments and related interest, and share repurchases, future acquisitions and/or unanticipated expenses, if any.
As of September 30, 2011, the Company had cash and cash equivalents of $1.8 million, compared to $1.1 million at December 31, 2010. Cash and cash equivalents increased by $0.7 million during the nine months ending September 30, 2011 compared to the balance at December 31, 2010, primarily reflecting fluctuations in debt repayment. As of September 30, 2011 and December 31, 2010, working capital was $72.4 million and $43.2 million, respectively. The increase in working capital for the period ended September 30, 2011 primarily reflects the reclassification of short-term debt to long-term as a result of the execution of the New Credit Agreement and the reclassification of the New Revolver thereunder as long-term debt (previously, our revolving credit facility was characterized as short-term debt), as well as the fluctuations of accounts receivable and inventory discussed in the following paragraph.
Net cash provided by operating activities was $11.1 million during the nine months ended September 30, 2011, compared to net cash provided by operating activities of $11.2 million during the nine months ended September 30, 2010. Cash provided by operating activities in the first nine months of 2011 reflected (i) the net loss of $4.3 million in the first nine months of 2011, as compared to net income of $11.9 million in the first nine months of 2010; (ii) a $6.0 million net decrease in accounts receivable primarily resulting from lower sales during the 2011 period; (iii) a $5.5 million increase in accrued expenses primarily due to the anticipated timing of payments for Customs duties accrued; and (iv) a $1.1 million net decrease in inventory partially offset by a $7.3 million decrease in accounts payable due to the timing of inventory payments.
Net cash used in investing activities was $1.0 million and $1.1 million for the nine month period ended September 30, 2011 and September 30, 2010, respectively. The 2011 expenditures were primarily used for tooling, ERP system and leasehold improvements, while the 2010 expenditures were primarily used for ERP system, tooling and office equipment.
Net cash used in financing activities was $9.4 million for the nine months ended September 30, 2011, as compared to net cash used in financing activities of $10.2 million for the nine months ended September 30, 2010. The cash used during the nine months ended September 30, 2011 primarily reflects borrowing for working capital needs, and the cash used for the nine months ended September 30, 2010 primarily reflects the repayment of debt under our previous credit agreement.

Debt Financings
New Credit Agreement
As of August 8, 2011, KID and specified domestic subsidiaries (such entities collectively with KID and such other future created or acquired domestic subsidiaries that are designated as borrowers from time to time, the “Borrowers”), and the subsidiaries of the Borrowers identified as guarantors therein (the “Guarantors”, and together with the Borrowers, the “Loan Parties”), executed a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with certain financial institutions (the “Lenders”), including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Book Manager (“ML”). RB Trademark Holdco, LLC (“Licensor”), a limited liability company wholly-owned by KID which licensed specified intellectual property to the buyer of the Company’s former gift business prior to its bankruptcy, will become a Loan Party when permitted under its organizational documents (upon termination of the relevant license agreement). The obligations of the Borrowers under the New Credit Agreement are joint and several.
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
The New Credit Agreement amended and restated the Borrowers’ previously existing Amended and Restated Credit Agreement with the Administrative Agent, as successor by merger to LaSalle Bank National Association, and the other lenders party thereto, dated April 2, 2008, as amended on each of August 13, 2008, March 20, 2009, and March 30, 2011 (collectively, the “Old Credit Agreement”), which provided for a $50.0 million revolving credit facility (the “Old Revolver”) based on eligible receivables and inventory, with a $5.0 million sub-facility for letters of credit, and an $80.0 million term loan facility (the “Old Term Loan”), which was scheduled to mature on April 1, 2013. The New Credit Agreement represents a refinancing of the Borrowers’ senior secured debt under the Old Credit Agreement. Additional details with respect to the Old Credit Agreement can be found in Note 4 of the Notes to Unaudited Consolidated Financial Statements of the Q2 10-Q and in the section captioned “Old Credit Agreement” below.
Upon the execution of the New Credit Agreement, the Borrowers drew down $47.5 million under the New Revolver, and utilized the proceeds to repay the Old Term Loan in full. Outstanding amounts under the Old Revolver (in the approximate amount of an additional $29.4 million) were reallocated among the continuing Lenders in accordance with their respective commitments under the New Credit Agreement. Outstanding letters of credit were deemed to have been issued under the New Credit Agreement. In addition to increased borrowing capacity, anticipated benefits of the New Credit Agreement include higher aggregate commitments, the elimination of borrowing base limitations, reduced debt service requirements (as the Old Term Loan was paid in full), lower minimum and maximum interest rate margins, an extended maturity date, and a generally less restrictive payment and cash utilization structure.
At September 30, 2011, an aggregate of $65.3 million was borrowed under the New Revolver and at December 31, 2010, an aggregate of $72.6 million was borrowed under the Old Credit Agreement (consisting of $54.0 million of long-term debt outstanding under the Old Term Loan and $18.6 million of short-term debt outstanding under the Old Revolver). All amounts outstanding under the New Credit Agreement at September 30, 2011 are classified as long-term debt as permitted by applicable accounting standards. At September 30, 2011, revolving loan availability was $12.6 million. At December 31, 2010, revolving loan availability under the Old Credit Agreement was $28.3 million.
The aggregate amounts outstanding under the New Credit Agreement (other than letters of credit, which may generally remain outstanding until August 1, 2017) are due and payable on August 8, 2016 (subject to customary early termination provisions).
The New Revolver bears interest, at the Borrowers’ option, at a specified base rate (the higher of (x) the Administrative Agent’s prime rate and (y) the Federal Funds rate plus 0.50%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins. Applicable margins range from 1.75% to 2.75% on Eurodollar rate loans and 0.75% to 1.75% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined below) for the most recently ended fiscal quarter. At least until receipt by the Administrative Agent and the Lenders of the financial statements and compliance certificates with respect to the quarter ending September 30, 2011, the applicable margins will be 2.75% for Eurodollar loans and 1.75% for base rate loans. Swing-line loans bear interest at the base rate plus the applicable margin for base rate loans. Interest on base rate loans is payable quarterly, and at maturity. Interest on Eurodollar loans is payable at the end of the selected interest period (provided, that if the selected interest period is in excess of three months, interest is payable on the three-month anniversary of the first day of such interest period), and at maturity. During the continuance of any default under the New Credit Agreement, the applicable margin shall increase by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of Lenders holding a majority of the commitments (the “Required Lenders”) and prior written notice to KID).

As of September 30, 2011, the applicable interest rate margins were: 2.75% for Eurodollar Loans and 1.75% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of September 30, 2011was as follows:

	At September 30, 2011
	Eurodollar Loans	Base Rate Loans
New Revolver	2.97%	5.00%
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
Under the terms of the New Credit Agreement, the Company is required to comply with the following financial covenants (the “Financial Covenants”): (a) a quarterly minimum Consolidated Fixed Charge Coverage Ratio (defined below) of 1.50:1.00; and (b) a quarterly maximum Consolidated Leverage Ratio (defined below) of 3.25:1.00 (stepping down to 3.00:1.00 for the quarter ending June 30, 2013, provided, that in the event a permitted acquisition is consummated prior to August 8, 2013, such maximum ratio shall remain 3.25:1.00 until the later of June 30, 2013 and the date that is 18 months after such consummation).
The Consolidated Fixed Charge Coverage Ratio under the New Credit Agreement is the ratio of: (a) Covenant EBITDA (as described below) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. The Consolidated Leverage Ratio under the New Credit Agreement is the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit). The Borrowers were in compliance with all applicable Financial Covenants as of September 30, 2011.
Covenant EBITDA, as defined in the New Credit Agreement, is a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified Duty Amounts (defined below) and other specified customs duty underpayments, and payment of LaJobi Earnout Consideration, if any, can be made if other specified prerequisites are met, and the determination of the amount of specified fees. Covenant EBITDA is defined generally as the net income of KID and its consolidated subsidiaries (excluding extraordinary after-tax or non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after-tax gains and losses from discontinued operations), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); if expensed, reasonable costs incurred in connection with the execution of the New Credit Agreement and related documentation; and non-cash transaction losses (gains) due solely to fluctuations in currency values. Covenant EBITDA is further adjusted (up to an aggregate maximum of $14.855 million for all periods, less any LaJobi Earnout Consideration paid, if any, other than in accordance with the New Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts (“Duty Amounts”) owed by LaJobi to U.S. Customs and Border Protection (“U.S. Customs”) to the extent they relate to the nonpayment or incorrect payment by LaJobi of import duties to U.S. Customs on certain wooden furniture imported by LaJobi from vendors in China resulting in a violation prior to March 30, 2011 of anti-dumping regulations, the related misconduct on the part of certain LaJobi employees, and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 relating thereto (“Duty Events”); (ii) fees and expenses incurred in connection with the internal and U.S. Customs’ investigation of the Duty Amounts and Duty Events (the “Investigations”); and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the New Credit Agreement.

The New Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting (including annual delivery of projections) requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries other than the Licensor until such time as it becomes a Loan Party) are prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts and other specified customs duty underpayments (see Note 10 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)), or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below. The activities of the Licensor are also limited until it becomes subject to the restrictions set forth above as a Loan Party.
At the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts or other specified customs duty underpayments (see Note 10 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)): (i) the Consolidated Fixed Charge Coverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be at least 1:50:1.0; or (ii) the Consolidated Leverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be equal to or less than 3.25:1:0.
With respect to the payment by KID of dividends, among other things, so long as no event of default or unmatured event of default then exists or would result therefrom, and no violation of the Financial Covenants then exists or would result therefrom, KID may pay a regular quarterly dividend, provided, however, that prior to such time that the “focused assessment” of U.S. Customs has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Duty Conclusion Date”), such payments, when aggregated with permitted repurchases of KID’s equity securities as described below, shall be limited to an aggregate amount not to exceed $5.0 million.
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

In order to secure the obligations of the Loan Parties under the New Credit Agreement, each Loan Party has pledged 100% of the equity interests of its domestic subsidiaries, including a pledge of the capital stock of each Borrower (other than KID) and the Licensor, and 65% of the equity interests of specified foreign subsidiaries, to the Administrative Agent, and has granted security interests to the Administrative Agent in substantially all of its personal property (other than the assets of the Licensor until it becomes a Loan Party), all pursuant to the terms of a Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011 (the “New Security Agreement”), which amends and restates the Amended and Restated Guaranty and Collateral Agreement dated as of April 2, 2008, as amended, among the Borrowers in favor of the Administrative Agent (the “Old Security Agreement”). As additional security for Sassy, Inc.’s obligations under the New Credit Agreement, Sassy, Inc. has continued its grant of a mortgage for the benefit of the Administrative Agent and the continuing Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.
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
Financing costs, including the arrangement fee and up-front fee, associated with the New Credit Agreement will be deferred and amortized over the contractual term of the New Credit Agreement. In connection with the execution of the New Credit Agreement, the Company also wrote-off $1.0 million of unamortized deferred financing costs pertaining to the Old Credit Agreement during the three and nine months ended September 30, 2011.
As described above, effective immediately upon the execution of the New Credit Agreement and the New Security Agreement by the respective parties thereto, the terms and conditions of the Old Credit Agreement and the Old Security Agreement were amended as set forth in, and restated in their entirety and superseded by, the New Credit Agreement and the New Security Agreement, respectively. In addition, as the obligations of the Guarantors are set forth in the New Credit Agreement and the New Security Agreement, and equity pledges are included in the New Security Agreement, the Amended and Restated Pledge Agreement dated as of April 2, 2008, as amended, by the Borrowers for the benefit of the Lenders was terminated and superseded by the New Credit Agreement and the New Security Agreement.
Interest Rate Swap Agreement
The Borrowers entered into an interest rate swap agreement as of December 21, 2010, with a notional amount of $28.6 million. A net loss of $23,000 for such interest rate swap agreement was recorded as interest expense for the three and nine months ended September 30, 2011 (see Note 7 of Notes to Unaudited Consolidated Financial Statements).
Old Credit Agreement — effective until August 8, 2011
The Old Credit Agreement provided for: (a) the Old Revolver ($50.0 million), with a subfacility for letters of credit in an amount not to exceed $5.0 million, and (b) the Old Term Loan ($80.0 million). The total borrowing capacity was based on a borrowing base, which was defined as 85% of eligible receivables plus the lesser of (x) $25.0 million and (y) 55% of eligible inventory. The scheduled maturity date of the facility was April 1, 2013.
Loans under the Old Credit Agreement bore interest, at the Borrowers’ option, at a base rate or at LIBOR, plus applicable margins based on the most recent quarter-end Total Debt to Covenant EBITDA Ratio. Applicable margins varied between 2.0% and 4.25% on LIBOR borrowings and 1.0% and 3.25% on base rate borrowings (base rate borrowings included a floor of 30 day LIBOR plus 1%). The principal of the Old Term Loan was required to be repaid in quarterly installments of $3.25 million through December 31, 2012, and a final payment of $28.0 million due on April 1, 2013. The Old Term Loan was also required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or debt or equity issuances, and extraordinary receipts. The Borrowers were also required to pay an agency fee of $35,000 per annum, an annual non-use fee of 0.55% to 0.80% of the unused amounts under the Old Revolver, as well as other customary fees as are set forth in the Old Credit Agreement.

Under the terms of the Old Credit Agreement, the Company was required to comply with the following financial covenants: (a) a quarterly minimum Fixed Charge Coverage Ratio of 1.35:1.00; (b) a quarterly maximum Total Debt to Covenant EBITDA Ratio of 2.75:1.00; and (c) an annual capital expenditure limitation.
Due to the facts and circumstances discovered in connection with the Company’s internal investigation of LaJobi’s import, business and staffing practices in Asia (including misconduct by various LaJobi employees resulting in the underpayment of specified import duties), the approximately $6,860,000 charge we recorded for anticipated import duties and interest related thereto, and additional amounts and penalties that may be required by U.S. Customs, we determined that various events of default, and potential events of default under the Old Credit Agreement (and related loan documents) occurred as a result of breaches and potential breaches of various representations, warranties and covenants in the Old Credit Agreement, including, but not limited to, an unmatured event of default with respect to a breach of the Fixed Charge Coverage Ratio covenant for the quarter ended December 31, 2010 (as well as projected breaches of the Fixed Charge Coverage Ratio and Total Debt to Covenant EBITDA Ratio for certain future periods). In connection therewith, the Old Credit Agreement was amended on March 30, 2011 (the “March 2011 Amendment”), to permanently waive, among other things, specified existing events of default resulting from such LaJobi events and related breaches and potential breaches (and future events of default as a result of the accrual or payment of “Duty Amounts”), and to amend the definition of “Covenant EBITDA” for all purposes under the Old Credit Agreement and related loan documents (including for the determination of the applicable interest rate margins and compliance with financial covenants) for the December 31, 2010 reporting period and all periods thereafter. The Borrowers paid fees of approximately $131,000 during the first quarter of 2011 in connection with the execution of the March 2011 Amendment. As a result of the March 2011 Amendment, the Company was required to be in compliance with the financial covenants described above at the time of any accrual in excess of $1.0 million or proposed payment of any Duty Amounts. The fees for the March 2011 Amendment were recorded as expense for the three months ended March 31, 2011.
Covenant EBITDA, for purposes of the Old Credit Agreement, was a non-GAAP financial measure used to determine relevant interest rate margins and the Company’s compliance with the financial covenants set forth above, as well as the determination of whether certain dividends and repurchases would have been permitted if other specified prerequisites were met. Covenant EBITDA under the Old Credit Agreement was defined generally as consolidated net income (after excluding specified non-cash, non-recurring and other specified items), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); specified costs in connection with each of our senior financing, specified acquisitions, and specified requirements under the Old Credit Agreement, and non-cash transaction losses (gains) due solely to fluctuations in currency values. As a result of the March 2011 Amendment, Covenant EBITDA was further adjusted (up to an aggregate maximum of $14.855 million for all periods, less LaJobi Earnout Consideration paid, if any, other than in accordance with the Old Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all “Duty Amounts” owed by LaJobi to U.S. Customs to the extent they related to the Duty Events; (ii) fees and expenses incurred in connection with the “Investigations”; and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the Old Credit Agreement. For purposes of the Fixed Charge Coverage Ratio, Covenant EBITDA was further adjusted for unfinanced capital expenditures; specified cash taxes and distributions pertaining thereto; and specified cash dividends. The Fixed Charge Coverage Ratio was the ratio of Covenant EBITDA to an amount generally equal to, with respect to the Company, the sum for the applicable testing period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. Total Debt, as used in the Old Credit Agreement for purposes of the determination of the Total Debt to Covenant EBITDA Ratio, generally meant, with respect to the Company, the outstanding principal amount of all debt (including debt of capital leases plus the undrawn face amount of all letters of credit).
The Old Credit Agreement also contained customary affirmative and negative covenants. Among other restrictions, the Company was restricted in its ability to purchase or redeem stock, incur additional debt, make acquisitions above certain amounts and pay any Earnout Consideration (LaJobi or CoCaLo) or any amounts due with respect to a promissory note to CoCaLo as part of such acquisition (the “CoCaLo Note”), unless in each case certain conditions were satisfied. With respect to the payment of any LaJobi Earnout Consideration, as a result of the March 2011 Amendment, such conditions included that excess revolving loan availability equal or exceed the greater of (A) $18,000,000 less the amount of any Duty Amounts previously paid by LaJobi to U.S. Customs and (B) $9,000,000, until the “Duty Conclusion Date”, such that after the Duty Conclusion Date, this condition would have required only that excess revolving loan availability equal or exceed $9,000,000 (previously, such condition with respect to the payment of any Earnout Consideration (LaJobi or CoCaLo) was limited to excess revolving loan availability being equal to or exceeding $9,000,000, and such requirement with respect to the payment of any CoCaLo Earnout Consideration remained unchanged). See Note 10 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the LaJobi Earnout Consideration (and related finder’s fee) in light of the Duty Events and a demand letter from Mr. Bivona’s counsel in connection therewith. No CoCaLo Earnout Consideration was earned and the final installment of the CoCaLo Note was paid on April 2, 2011. The Old Credit Agreement also contained specified events of default related to the CoCaLo Earnout Consideration and LaJobi Earnout Consideration. In addition, KID was not permitted to pay a dividend to its shareholders unless the Earnout Consideration (LaJobi or CoCaLo), if any, had been paid, no default existed or would result therefrom (including compliance with the financial covenants), availability under the Old Revolver was at least $4.0 million, and the Total Debt to Covenant EBITDA Ratio for the two most recently completed fiscal quarters was less than 2.00:1.00.

Upon the occurrence of an event of default under the Old Credit Agreement, including a failure to remain in compliance with all applicable financial covenants, the lenders could elect to declare all amounts outstanding under the Old Credit Agreement to be immediately due and payable. In addition, an event of default under the Old Credit Agreement could have resulted in a cross-default under certain license agreements that we maintain. As a result of the March 2011 Amendment, among other things, specified existing events of default related to the Duty Events (and specified future events of default relating to the payment of any Duty Amounts) were permanently waived, and the Borrowers were deemed to be in compliance with all applicable financial covenants in the Old Credit Agreement as of December 31, 2010 (see discussion above).
Under the Old Credit Agreement, the Borrowers were required to maintain in effect Hedge Agreements to protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Old Term Loan. Pursuant to the requirement to maintain Hedge Agreements, on May 2, 2008, the Borrowers entered into an interest rate swap agreement with a notional amount of $70 million which expired on April 30, 2010. The Borrowers entered into a new interest rate swap agreement with a notional amount of $31.9 million on April 30, 2010, which expired December 21, 2010, and was replaced by a new interest rate swap agreement on such date with a notional amount of $28.6 million. The December 2010 interest rate swap agreement was in effect as of September 30, 2011 (see “Interest Rate Swap Agreement” above).
The Old Credit Agreement was secured by substantially all of the Company’s domestic assets, including a pledge of the capital stock of each Borrower and Licensor, and a portion of KID’s equity interests in its active foreign subsidiaries, and was also guaranteed by KID.
Financing costs associated with the Old Credit Agreement were deferred and amortized over their contractual term. The fees for the March 2011 Amendment ($131,000), were recorded as expense in the consolidated statements of operations for the three months ended March 31, 2011.
Other Events and Circumstances Pertaining to Liquidity
A discussion of, among other things: (i) the “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith, and an informal SEC investigation pertaining thereto; (ii) the Customs Review, charges recorded in connection therewith, and the Customs Investigation; (iii) a putative class action filed against KID and certain of its officers and directors in March of 2011, the filing of an amended complaint with respect thereto eliminating the directors other than Mr. Benaroya as defendants, and the subsequent filing of a voluntary dismissal without prejudice of the proceeding against Mr. Benaroya; (iv) a putative derivative shareholder litigation instituted on May 20, 2011, and the subsequent dismissal without prejudice of such proceeding as to all defendants; (v) the LaJobi Earnout Consideration in light of the “Focused Assessment” and related investigations, and a demand letter from Mr. Bivona’s counsel in connection therewith; (vi) the voluntary bankruptcy petition filed by TRC and the Settlement entered into in connection therewith; and (vii) a contingent liability associated with the TRC Lease and related complaint filed against KID by the landlord (and charge recorded in connection therewith), can be found in either the section captioned “Recent Developments” above or Notes 10 and 12 of Notes to Unaudited Consolidated Financial Statements.
In addition to the matters referred to above, we are from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to any such actions that are currently pending will not, individually or in the aggregate, materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows. In addition, KID may remain obligated with respect to certain contracts and other obligations that were not novated in connection with their transfer. To date, no payments have been made by KID in connection with such contracts, nor is KID aware of any remaining potential obligations (other than the TRC Lease described elsewhere herein), but there can be no assurance that payments will not be required of KID in the future with respect thereto.
We commenced the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring aggregate costs of approximately $3.7 million, of which $1.6 million has been incurred as of September 30, 2011. We anticipate the balance of the costs to be incurred during the remainder of 2011 and 2012. Such costs have been financed to date with borrowings under our credit facility, and are intended to be so financed in the future. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in the New Credit Agreement, which, in addition to limits on revolver availability and a stricter Consolidated Leverage Ratio (0.25x less than the maximum then permitted), limits the aggregate amount that can be expended on share repurchases and dividends to $5.0 million until the LaJobi focused assessment has been concluded and all duty amounts required thereby have been paid. (see “New Credit Agreement” above). The share repurchase program may be suspended or discontinued at any time without prior notice. The Company intends to finance the share repurchase program from available cash and/or proceeds under the New Credit Agreement (to the extent available therefor).
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
Contractual Obligations
The following table summarizes the Company’s significant known contractual obligations as of September 30, 2011 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating Lease Obligations	$14,210	$695	$3,060	$3,165	$1,916	$1,982	$3,392
Purchase Obligations (1)	50,617	31,789	18,828	—	—	—	—
New Revolver (3)	65,265	—	—	—	—	—	65,265

Royalty Obligations	11,369	1,758	5,021	3,268	1,322	—	—

Total Contractual Obligations (2)(3)(4)	$141,461	$34,242	$26,909	$6,433	$3,238	$1,982	$68,657

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)
Does not include contingent obligations under the TRC Lease (or contingent obligations under off-balance sheet arrangements, if any, or otherwise), as the amount if any and/or timing of their potential settlement is not reasonably estimable. See “Other Events and Circumstances Pertaining to Liquidity” above and Note 10 to the Notes to Unaudited Consolidated Financial Statements. In connection with the acquisitions of LaJobi and CoCaLo, the Company has concluded that no CoCaLo Earnout Consideration and no LaJobi Earnout Consideration (or related finder’s fee) was earned or will become payable, therefore no amounts with respect thereto are included in the table above. (See Note 10 of the Notes to Unaudited Consolidated Financial Statements.)

(3)
In accordance with applicable accounting standards amounts outstanding under the New Revolver are classified as Long —Term Debt. The amount in the table represents amounts outstanding under the New Revolver as of September 30, 2011. Amounts outstanding under the New Revolver are due and payable on August 8, 2016. Required interest under the New Revolver is based on the outstanding debt and the applicable interest spread and cannot be calculated. The 2011 interest payments for the New Revolver using an assumed 3.0% interest rate would be $0.5 million. Such amounts are estimates only and actual interest payments could differ materially. See “Debt Financings” for a description of the New Credit Agreement, executed as of August 8, 2011, including amount and dates of repayment and interest obligations and provisions that create, increase and/or accelerate obligations thereunder.

(4)
Of the total income tax payable for uncertain tax positions of $737,000, we have classified $700,000 as a current liability as of September 30, 2011, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements
As of September 30, 2011, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2010 10-K, except as set forth in the last paragraph of Item (e) of Note 10 of the Notes to Unaudited Consolidated Financial Statements above.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Part I, Item 1A, Risk Factors, of the 2010 10-K as supplemented by Part II, Item 1A, Risk Factors, of each of the Q1 10-Q, the Q2 10-Q and this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2011, there have been no material changes in the Company’s market risks as described in Item 7A of our 2010 10-K, except as set forth below with respect to interest rate risk
Interest Rate Changes
Upon execution of the New Credit Agreement on August 8, 2011, the Borrowers drew down $47.5 million under the New Revolver, and utilized the proceeds to repay the Old Term Loan in full. Outstanding amounts under the Old Revolver (in the approximate additional amount of $29.4 million) were reallocated among the continuing Lenders in accordance with their respective commitments under the New Credit Agreement.
The New Revolver bears interest, at the Borrowers’ option, at a specified base rate (the higher of (x) the Administrative Agent’s prime rate and (y) the Federal Funds rate plus 0.50%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins. At September 30, 2011, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase our interest expense by approximately $0.7 million annually. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under the section captioned “Debt Financings” for a discussion of the applicable interest rates under and other material provisions of our New Credit Agreement and our Old Credit Agreement.

Prior to the execution of the New Credit Agreement, Borrowers were required to maintain in effect Hedge Agreements to protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Old Term Loan. The Borrowers have maintained a series of interest rate swap agreements since such requirement became effective, the latest of which (instituted in December of 2010) for a notional amount of $28.6 million. A net loss of $23,000 for such interest rate swap agreement was recorded as interest expense for the three and nine months ended September 30, 2011. See Note 7 of Notes to Unaudited Consolidated Unaudited Financial Statements for information with respect to this and previous interest rate swap agreements. Although the requirement to maintain Hedge Agreements has been eliminated from the New Credit Agreement (as the Old Term Loan has been repaid), the Company has not terminated its current interest rate swap agreement, however, the Company has discontinued hedge accounting thereon as of August 8, 2011, after which all changes in fair value of the interest rate swap are recorded directly in earnings.

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
Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2011. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Company has initiated certain enhancements to its processes and procedures in areas where import duty underpayments were found, and will continue to review its internal controls for areas of potential improvement.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Putative Class Action. As previously reported in the Q1 10-Q and the Q2 10-Q, on March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Putative Class Action”). The Putative Class Action is brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired the common stock of the Company between March 26, 2010 and March 15, 2011. In addition to KID, Bruce G. Crain, KID’s then- President, Chief Executive Officer and a member of KID’s board of directors, Guy A. Paglinco, KID’s Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of KID’s board of directors, as well as Lauren Krueger and John Schaefer, each a former member of KID’s board of directors, were named as defendants.
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

On September 26, 2011, an amended complaint was filed by the lead plaintiff to expand the allegations under the claims for relief made in the original complaint, to extend the putative class to all those who purchased or otherwise acquired KID’s common stock between March 26, 2010 and August 16, 2011, and to eliminate all of the named defendants other than KID, Bruce G. Crain, Guy A. Paglinco and Raphael Benaroya. The amended complaint was dismissed without prejudice against Raphael Benaroya by a Notice of Voluntary Dismissal filed by the lead plaintiff on October 21, 2011 and so ordered by the Court on October 25, 2011. Defendants have until November 10, 2011 to respond to the amended complaint.
The Company intends to defend the Putative Class Action vigorously, and has notified its insurance carriers of the existence of the action; however, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.
Putative Shareholder Derivative Action. As previously reported on the Company’s current Report on Form 8-K filed on May 26, 2011, on May 20, 2011 and in the Q2 10-Q, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s then CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board of Directors, and John Schaefer, a former member of KID’s Board of Directors (collectively, the “Defendants”). In addition, KID has been named as a nominal defendant.
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
On July 25, 2011, the Company filed a motion to dismiss the complaint in this action. On October 24, 2011, the Court granted Defendants’ motion to dismiss without prejudice in a decision that cited the complaint’s failure to meet applicable pleading standards required to bring a shareholder derivative claim. Plaintiff was granted leave to amend the complaint in a manner consistent with the Court’s decision.
The Company has notified its insurance carriers of the Putative Derivative Action. While the Company incurred costs in connection with the defense of this lawsuit, and may incur additional costs (which costs were or will be expensed as incurred), the lawsuit did not seek monetary damages against the Company, and no amounts have been accrued in connection therewith.
SEC Informal Investigation. As noted in Note 10 of Notes to Unaudited Consolidated Financial Statements, the Company voluntarily disclosed to the SEC the findings of its internal investigation of LaJobi’s customs and Asia staffing practices. As reported in the Q2 10-Q, on June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. More recently, the Company voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation or the impact such investigation may have on the Company’s financial condition or results of operations.
U.S. Attorney’s Office Investigation. On August 19, 2011, the United States Attorney’s Office for the District of New Jersey (“USAO”) contacted Company counsel, requesting information relating to LaJobi previously provided by the Company to U.S. Customs and the SEC, as well as additional documents. The Company is cooperating with the USAO on a voluntary basis. The Company is currently unable to predict the duration, the resources required or outcome of the USAO investigation or the impact such investigation may have.
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

As reported in the Q2 10-Q, on July 18, 2011, the TRC Landlord filed a complaint in the Superior Court of New Jersey Law Division: Middlesex County, alleging that KID, having agreed via an assignment agreement to remain liable for the obligations of the tenant under the TRC Lease, has breached the TRC Lease and such assignment by failing to pay rent and other charges due and owing pursuant to the TRC Lease, in an aggregate amount of approximately $12 million as of June 11, 2011. The complaint also demands payment of costs in an unspecified amount, including late charges, pre-judgment interest and the TRC Landlord’s attorneys fees in connection with the action. The complaint provides no itemization of the amounts claimed to be due and owing under the TRC Lease; however, KID believes that such amounts likely reflect amounts specified in the demand letter, plus similar amounts accrued from the date of such letter through June 11, 2011 (although there can be no assurance that this is the case). KID believes that any liability it may have under the TRC Lease expired upon the date of its termination. We currently estimate that KID’s potential liability for rental and related amounts under the TRC Lease is approximately $1.1 million and, accordingly, we have accrued such amount for the nine month period ended September 30, 2011. With respect to the alleged Repair Charges, KID is currently unable to assess its potential liability therefor, if any, under the TRC Lease. In addition, KID believes it has potential defenses to some or all of the amounts claimed. As a result, the aggregate amount of any payments that may potentially be required to be made by KID with respect to the TRC Lease cannot be ascertained at this time.
TRC Bankruptcy. As has been previously disclosed in the Q1 10-Q and the Q2 10-Q, on April 21, 2011, TRC, the acquirer of KID’s former gift business, and TRC’s domestic subsidiaries, filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). As reported in the Company’s Current Report on Form 8-K filed on June 22, 2011, on June 16, 2011, the Bankruptcy Court entered an order which, among other things, approves a settlement with the secured creditors of the debtors, including KID (the “Settlement”). Details of the Settlement are described in Note 12 of the Notes to Unaudited Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the 2010 10-K, as supplemented by Part II, Item 1A, “Risk Factors” of each of the Q1 10-Q and Q2 10-Q except as set forth below:
We cannot assure our shareholders that our share repurchase program will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our common stock and will diminish our cash availability.
On November 8, 2011, our Board approved a share repurchase program. Under the program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions, including limitations under the New Credit Agreement (which, in addition to limits on revolver availability and a stricter Consolidated Leverage Ratio (0.25x less than the maximum then permitted), limits the aggregate amount that can be expended on share repurchases and dividends to $5.0 million until the LaJobi focused assessment has been concluded and all duty amounts required thereby have been paid). The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our share repurchase program could affect our share price and increase its volatility. The existence of a share repurchase program could also cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our share repurchase program will diminish our cash reserves and/or availability under the New Revolver, which could impact our ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of November 8, 2011, no repurchases have been made under the new program.
Our hosted software and web-based services and web site may be subject to intentional disruption.
Our hosted software and web-based services and web site may be subject to intentional disruption. Although we believe we have sufficient controls in place to prevent intentional disruptions, such as software viruses specifically designed to impede the performance of our software and web-based services, we may be affected by such efforts in the future. Further, despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, programming errors, attacks by third parties or similar disruptive problems, resulting in the potential misappropriation of our proprietary information or interruptions of our services. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could substantially disrupt our operations, harm our reputation and reduce demand for our services.
Unauthorized disclosure of confidential information provided to us by our customers or third parties, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business.

The difficulty of securely transmitting confidential information has been a significant issue when engaging in sensitive communications over the Internet. Our business relies on using the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter companies from using the Internet for these purposes. Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees or subcontractors with respect to third parties. If there was a disclosure of confidential information, or if a third party were to gain unauthorized access to the confidential information we possess, our operations could be seriously disrupted, our reputation could be harmed and we could be subject to claims pursuant to our agreements with our customers or other liabilities. In addition, if this were to occur, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents, or data and therefore be subject to civil or criminal liability or regulatory action. While we maintain professional liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could harm our business, financial conditions and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.
6. EXHIBITS
Exhibits to this Quarterly Report on Form 10-Q.

10.49	Agreement between RB, Inc. and the Company dated September 12, 2011, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 14, 2011.*

10.50	Separation Agreement and Release between the Company and Bruce G. Crain dated September 12, 2011.*

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

*	Management Contract

[1]
Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Unaudited Consolidated Financial Statements.

[2]
As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC. (Registrant)
	By	/s/ Guy A. Paglinco
Date: November 8, 2011		Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.50	Separation Agreement and Release between the Company and Bruce G. Crain dated September 12, 2011*

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

*	Management Contract

[1]
Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Unaudited Consolidated Financial Statements.

[2]
As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.