Form 10-K
period 2011-12-31
KID BRANDS, INC
filed 2012-03-30
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of such stock at the close of business on June 30, 2011 was approximately $88.6 million.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 23, 2012 was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	21,825,649

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”), which is intended to be filed not later than 120 days after the end of the fiscal period covered by this report.

		PAGE
EXPLANATORY NOTE

PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	19
ITEM 2.	PROPERTIES	19
ITEM 3.	LEGAL PROCEEDINGS	19
ITEM 4.	MINE SAFETY DISCLOSURES	24

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	25
ITEM 6.	SELECTED FINANCIAL DATA	27
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	49
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	99
ITEM 9A.	CONTROLS AND PROCEDURES	99
ITEM 9B.	OTHER INFORMATION	100

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	100
ITEM 11.	EXECUTIVE COMPENSATION	101
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	101
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	102
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	102

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE	103

SIGNATURES

EXHIBIT INDEX
EX-10.38	GENERAL RELEASE AND SETTLEMENT AGREEMENT
EX-10.39	AGREEMENT OF LEASE
EX-10.40	FIRST AMENDMENT TO LEASE AGREEMENT
EX-21.1	LIST OF SUBSIDIARIES
EX-23	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1	CERTIFICATION
EX-31.2	CERTIFICATION
EX-32.1	CERTIFICATION
EX-32.2	CERTIFICATION
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

i

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, the terms “Company”, “our”, “us” or “we” refer to Kid Brands, Inc., a New Jersey corporation, and each of its consolidated subsidiaries, and the term “KID” refers to the registrant.

The Company previously recorded charges of approximately $6.86 million (which includes approximately $340,000 of interest) for the quarter and year ended December 31, 2010 (the period of discovery) relating to aggregate anti-dumping duties and interest the Company anticipates will be owed to U.S. Customs and Border Protection (“U.S. Customs”) by its LaJobi subsidiary for the period commencing in April 2008 (when the Company acquired LaJobi’s assets) through December 31, 2010. In addition, the Company previously recorded charges of approximately $2.4 million (which includes approximately $200,000 of interest) for the quarter ended June 30, 2011 (the period of discovery), relating to aggregate customs duties and interest the Company anticipates will be owed to U.S. Customs by its Kids Line and CoCaLo subsidiaries for the years ended 2006 through 2010 and the six months ended June 30, 2011. In each case, the anticipated duties were recorded in cost of sales, and the related interest was recorded in interest expense.

As has been previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2012, although it was the initial determination of the Company’s management (a determination in which the Company’s independent auditors concurred) that the impact of the aggregate charges described above was immaterial to prior periods, after various submissions to and discussions with the Staff of the SEC (the “Staff”) on this matter, and in recognition of the Staff’s position with respect thereto (and not as a result of the discovery of new facts or information), management and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company (the “Board”) met and determined on February 14, 2012 (which determination was subsequently ratified by the Board), that it will be necessary to restate the Company’s audited consolidated financial statements as of December 31, 2010, and for the three years ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”), as well as its unaudited interim consolidated financial statements as of and for the quarter and year to date periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and related 2010 comparative prior quarter and year to date periods, as included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 (collectively, the “Prior Financial Statements”). As a result, on February 14, 2012, management and the Audit Committee met and determined that the Prior Financial Statements should no longer be relied upon.

The restatement of the Prior Financial Statements has been implemented as follows. This Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) restates all periods presented herein, as applicable, to reflect the recording of the anticipated anti-dumping duty (and related interest) payment requirements of the Company’s LaJobi subsidiary and anticipated customs duty (and related interest) payment requirements of the Company’s Kids Line and CoCaLo subsidiaries described above in the respective periods to which such liabilities relate. This 2011 10-K also includes the impact of such adjustments on the unaudited quarterly financial information presented in the Notes to Consolidated Financial Statements herein. The adjustments made as a result of the restatement are more fully described in Note 19 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2011 10-K. In addition, the Company’s Quarterly Reports on Form 10-Q during 2012 will restate applicable 2011 comparable prior quarter and year to date periods.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for quarterly and annual periods ended prior to December 31, 2011 have not been and will not be amended.

The combined impact of the adjustments to (and the addition of) specified line items in the Prior Financial Statements resulting from the restatement is set forth in Note 19 to the Notes to Consolidated Financial Statements. In addition, see Note 4 of the Notes to Consolidated Financial Statements for a description of a liability (and corresponding goodwill) recorded in the aggregate amount of approximately $11.7 million with respect to potential LaJobi earnout consideration (and a related finder’s fee) for the year ended December 31, 2010, required by applicable accounting standards as a result of the restatement of the Prior Financial Statements, and the full impairment of such goodwill as of December 31, 2011. Such liability, and corresponding goodwill, are also reflected in such restatement.

ii

PART I

ITEM 1.	BUSINESS

General

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four principal wholly-owned operating subsidiaries – Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) – we design and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, food preparation and nursery appliances, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®.

Our products are sold primarily to retailers in North America, the United Kingdom (“U.K.”) and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the U.K. and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries. We generated annual net sales of approximately $252.6 million in 2011. See “Products” below for a discussion of our current product categories.

We were founded in 1963 by the late Mr. Russell Berrie, and were incorporated in New Jersey as Russ Berrie and Company, Inc. in 1966. Our common stock has been traded on the New York Stock Exchange since its initial public offering on March 29, 1984 (under the symbol “RUS” until September 22, 2009, when we changed our name to Kid Brands, Inc., and under the symbol “KID” thereafter).

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the principal elements of our current global business strategy and recent developments regarding our business.

We maintain our principal executive offices at One Meadowlands Plaza, 8th Floor, East Rutherford, New Jersey 07073. Our wholly-owned subsidiaries are located in the United States, the United Kingdom, Australia, the People’s Republic of China (the “PRC”), Hong Kong and Thailand, with distribution centers located in California, New Jersey and Michigan. See Item 2, “Properties”. Our telephone number is 201-405-2400.

Products

Our infant and juvenile product line currently consists of approximately 7,000 products that principally focus on children of the age group newborn to three years. We have also recently begun to expand the age range of our addressable consumer market by developing and marketing certain products for children of ages three through seven, including toddler bedding and beds as well as food preparation and kitchen products. Kids Line® products, which are marketed primarily under the Kids Line®, Carter’s® and Disney® brands, and CoCaLo® products, which are marketed primarily under the CoCaLo Baby®, CoCaLo Couture®, and CoCaLo NaturalsTM brands, each consist primarily of infant bedding and related nursery accessories and décor such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art, as well as specified kitchen and nursery appliances, diaper bags and spa/bath products. LaJobi® products, which are marketed primarily under the Babi Italia®, Europa Baby®, Bonavita®, Graco® and Serta® brands, consist primarily of cribs, mattresses and other nursery furniture. Sassy® products, which are marketed primarily under the Sassy®, Carter’s® and Garanimals® brands, consist primarily of developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years.

Most of our infant and juvenile products have wholesale selling prices between $1 and $259, with the exception of LaJobi furniture products, which have wholesale selling prices of $10 to $575. Product sales are highly diverse and no single item represented more than 3% of our consolidated net sales in 2011. The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Toys and Entertainment, Accessories and Décor, and Other. Soft Good Basics includes bedding, blankets and mattresses. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The following table sets forth the Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Soft Good Basics	38.3%	38.1%	44.6%
Hard Good Basics	35.5%	38.9%	33.3%
Toys and Entertainment	14.2%	11.8%	10.0%
Accessories and Décor	10.1%	10.3%	11.2%
Other	1.9%	0.9%	0.9%

Total	100.0%	100.0%	100.0%

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

Substantially all of our products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of approximately 43 individuals in the PRC, Thailand, Hong Kong and Vietnam who monitor the production process with responsibility for the quality, safety and prompt delivery of our products, as well as certain compliance and product development issues. We have established subsidiaries in the PRC, Hong Kong and Thailand to oversee our quality assurance activities in Asia, and have retained the full-time services of such individuals, either directly through such subsidiaries, or through third party outsource agencies. See the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “September 10-Q”) for a discussion of our East Asia quality control staff, a description of the previous retention of certain of these individuals through a company affiliated with the former President of LaJobi and various members of his family, and the potential impact of such prior staffing and related payment practices. Our products are designed, manufactured, packaged and labeled to conform to all applicable safety requirements under U.S. federal and other applicable laws and regulations, various industry-developed voluntary standards and product-specific standards.

During 2011, we utilized numerous manufacturers in Eastern Asia for our operations, with facilities primarily in the PRC and other Eastern Asia countries. During 2011, approximately 74% of our dollar volume of purchases for our operations was attributable to manufacturing in the PRC. Members of our Eastern Asia and U.S. product development staff make frequent visits to such manufacturers. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. Tariff laws, which generally provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for us in the PRC and imported into the United States and would result in an increase in our sourcing costs. In addition, certain categories of wooden bedroom furniture previously imported from the PRC by our LaJobi subsidiary were also subject to anti-dumping duties. For a discussion of charges taken for anticipated anti-dumping duties (and related interest) and other actions resulting from LaJobi’s prior import practices, including a restatement of specified financial statements and a liability in the approximate amount of $11.7 million recorded in connection therewith, see Item 3, “Legal Proceedings”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Notes 4, 17 and 19 of the Notes to Consolidated Financial Statements. We have discontinued the practices that resulted in these anticipated anti-dumping duties and have established alternate vendor arrangements for the relevant product in countries that are not subject to such anti-dumping duties. Also see “Risk Factors-Any failure to fully comply with the laws of various Asian jurisdictions could cause potential liability and have other adverse effects”.

In 2011, the supplier accounting for the greatest dollar volume of the purchases for our operations accounted for approximately 24% of such purchases, and the five largest suppliers accounted for approximately 48% in the aggregate. We believe, however, that there are alternate manufacturers for our products and sources of raw materials. See Item 1A, “Risk Factors – We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products”, as well as Note 16 of Notes to Consolidated Financial Statements for a discussion of risks attendant to our foreign operations.

Marketing and Sales

Our products are marketed through our own direct sales force of full-time employees, as well as through independent manufacturers’ representatives and distributors to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, baby superstores, specialty stores, department stores and boutiques. During 2011, we maintained a direct sales force and distribution network for our operations in the United States, the United Kingdom and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries. Our sales attributable to foreign-based operations were $9.6 million, $9.4 million and $8.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. Our consolidated foreign sales from operations, including export sales from the United States, aggregated $18.9 million, $22.9 million and $19.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. See Note 16 of Notes to Consolidated Financial Statements for information with respect to, among other things, revenues from external customers and total assets for each of the years ending December 2011, 2010, and 2009, respectively, as well as specified geographic information.

During 2011, we sold infant and juvenile products to approximately 2,100 customers worldwide. Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for approximately 39.8%; Wal-Mart Stores, Inc. (“Walmart”) accounted for approximately 12.7%; and Target Corporation (“Target”) accounted for approximately 8.8% of our consolidated gross sales during 2011. The loss of any of these customers, the loss of certain other large customers, or a significant reduction in the volume of business conducted with any such customers, could have a material adverse affect on us. See Item 1A, “Risk Factors – Our business is dependent on several large customers” and Note 5 of Notes to Consolidated Financial Statements.

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

Our general terms of sale are competitive with others in our industry. Sales are typically made utilizing standard credit terms of 30 to 60 days. However, commencing in late 2011, we occasionally elect to participate in an “auction” program initiated by one of our largest customers, which permits us to offer an additional discount on all or a portion of the outstanding accounts receivable from such customer in return for prompt, accelerated payment of all or the relevant portion of such receivable. The amount of the additional discount is subject to acceptance, is determined in part by the aging of the receivable and is within the range of customary discounts for early payment. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise. Notwithstanding the foregoing, in certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions or, on occasion, accept returns.

Distribution

Many of our customers, particularly mass merchandisers, pick up their goods at our regional distribution centers, which are located in South Gate, California; Cranbury, New Jersey; and Kentwood, Michigan. We also use common carriers to arrange shipments to customers who request such arrangements, including smaller retailers and specialty stores. CoCaLo distributes its products through a third party logistics provider (unaffiliated since January 1, 2011). LaJobi also utilizes the services of independent third party logistics providers in California for a portion of its distribution requirements, and our subsidiaries in Australia and the U.K. utilize the services of independent third party logistics providers in their respective jurisdictions.

Seasonality

We typically do not experience significant seasonal variations in demand for our products, although we typically do experience slightly higher sales during the second half of the fiscal year. In 2011, approximately 52% of our net sales were made during the second half of the fiscal year. Sales to our retail customers may be higher in periods when retailers take initial shipments of new products, as these orders typically incorporate enough products to fill each store plus additional amounts to be kept at the customer’s distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year and whether there are any mid-year product introductions.

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

In addition, certain of our potential customers, in particular mass merchandisers, have the financial and other resources necessary to buy products similar to those that we sell directly from manufacturers in Eastern Asia and elsewhere, thereby potentially reducing the size of our potential market. See Item 1A, “Risk Factors – Competition in our markets could reduce our net sales and profitability.”

Copyrights, Trademarks, Patents and Licenses

We rely on a combination of trademarks, copyrights, patents, licenses and trade secrets to protect our intellectual property. We believe our intellectual property has significant value, though we do not consider our business to be materially dependent on such intellectual property due to the availability of substitutes and our ability to create new designs, and the variety of products that we sell. Intellectual property protections are limited or even unavailable in some foreign countries and preventing unauthorized use of our intellectual property can be difficult even in countries with substantial legal protection. In addition, the portion of our business that relies on the use of intellectual property is subject to the risk of challenges by third parties claiming infringement of their proprietary rights. See Item 1, “Risk Factors - “Trademark infringement or other intellectual property claims relating to our products could increase our costs.”

We enter into license agreements relating to trademarks, copyrights, patents, designs and products which enable us to market items compatible with our product line. We believe that our license agreements are important assets for our business. We currently maintain license agreements with, among others, The William Carter Company (Carter’s®); Disney® Enterprises, Inc.; Graco® Children’s Products, Inc.; Serta®, Inc.; and Garanimals®. Our license agreements are typically for terms of two to five years with extensions possible if agreed to by both parties. Royalties are paid on licensed products and, in many cases, advance royalties and minimum guarantees are required by these license agreements. Although we do not believe our business is dependent on any single license, the Graco® license (which expires on December 31, 2013, subject to renewals) and the Carter’s® license (which expires on December 31, 2012, subject to renewals) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2012, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2012) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case (other than Garanimals® which commenced in 2010) for the last three years ended December 31, 2011. While historically we have been able to renew the license agreements that we wish to continue on terms acceptable to us, the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on our results of operations, at least until such time, if ever, that appropriate replacements can be secured and related products marketed on commercially acceptable terms. See Item 1A, “Risk Factors - “Competition for licenses could increase our licensing costs or limit our ability to market products” and “The loss of any significant license could adversely affect our business.”

In connection with the sale of KID’s former gift business to The Russ Companies, Inc. (“TRC”), a limited liability company wholly-owned by KID (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC permitting TRC to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”). Pursuant to the License Agreement, TRC was required to pay the Licensor an annual royalty of $1,150,000. KID received $287,500 in respect of the royalty payment due March 23, 2010 under the License Agreement, which was recorded as other income in the first quarter of 2010, but did not receive any other royalty payments due thereunder. On April 21, 2011, TRC and TRC’s domestic subsidiaries (collectively, the “Debtors”), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On June 16, 2011, the Bankruptcy Court entered an order which, among other things, approved a settlement with the secured creditors of the Debtors, including KID (the “Settlement”). Among other things, the Settlement allows us to retain ownership of the Retained IP. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the Settlement.

Employees

As of December 31, 2011, we employed approximately 320 persons. In addition, we currently utilize the full-time services of approximately 43 individuals in the PRC, Thailand, Hong Kong and Vietnam, a portion of which are employed directly by the Company’s Asian subsidiaries and the remainder of which are employed through third-party outsource agencies. See, “Business – Design and Production”, “Risk Factors – Any failure to fully comply with the laws of various Asian jurisdictions could cause potential liability and have other adverse effects” and Note 17 of the Notes to Consolidated Financial Statements. We consider our employee relations to be good. Most of our employees are not covered by a collective bargaining agreement, although approximately 25 Sassy employees, representing approximately 8% of our total employees, were represented by a collective bargaining agreement as of December 31, 2011.

Government Regulation

Certain of our products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act, the Federal Consumer Product Safety Act and the Federal Consumer Product Safety Improvement Act. Those laws empower the Consumer Product Safety Commission (the “CPSC”) to protect consumers from certain hazardous articles by regulating their use or excluding them from the market and requiring the recall of products that are found to be potentially hazardous. The CPSC’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which our products are sold. We maintain a quality control program in order to comply with such laws, and we believe we are in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from hazards or defects, or that rapidly changing safety standards will not render unsaleable products that complied with previously applicable safety standards. See Item 1A, “Risk Factors – Product liability, product recalls and other claims relating to the use of our products could increase our costs.”

Corporate Governance and Available Information

We make available a wide variety of information free of charge on our website at www.kidbrands.com. Our reports that are filed or furnished with the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports, are available on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Our website also contains news releases, financial information, company profiles and certain corporate governance information, including current versions of our “Whistleblower Policy”, “Corporate Governance Guidelines”, “Code of Business Conduct and Ethics”, “Code of Ethics for Principal Executive Officer and Senior Financial Officers”, “Criteria and Procedures with respect to Selection and Evaluation of Directors and Communications with the Board of Directors”, and the charters of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee of the Board of Directors. To access our SEC reports or amendments, log onto our website and then click onto “Investor Relations” on the main menu and then onto the “SEC Filings” link near the bottom of the page. Mailed copies of such information can be obtained free of charge by writing to us at Kid Brands, Inc., One Meadowlands Plaza, 8th Floor, East Rutherford, New Jersey 07073, Attention: Corporate Secretary. The contents of our websites are not incorporated into this filing.

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

Gross margin was adversely affected in 2011 and may be adversely affected in the future by increases in vendor costs (including as a result of increases in the cost of raw materials, labor or other costs or fluctuations in foreign currency exchange rates), excess inventory, obsolescence charges, changes in shipment volume or freight rates, price competition and changes in channels of distribution or in the mix of products sold. For example, increased costs in the PRC, primarily for labor, raw materials, and the impact of certain tax laws, as well as the appreciation of the Chinese Yuan against the U.S. dollar, have at times, including during 2011, negatively impacted our gross margins. We currently expect PRC labor and other costs to continue to rise in the near term. In addition, pressure from major retailers, primarily as a result of continued challenging economic conditions, to offer additional mark-downs and other credits or price concessions to clear existing inventory and secure new product placements, or to accept additional returns, have and may continue to negatively impact our margins. Economic conditions, such as rising fuel prices and currency exchange fluctuations, may also adversely impact our margins.

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

In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have affected gross margins and net income for specified periods (See the “Explanatory Note” above and Note 19 to the Notes to Consolidated Financial Statements). The restatement of Prior Financial Statements herein, as described in Note 19 to the Notes to Consolidated Financial Statements, had a positive impact on previously-reported results of operations for 2010 and 2011, and a negative impact on previously-reported results of operation for prior periods. As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods could be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accruals recorded will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. See Note 17 of Notes to Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duties, and have established alternate vendor arrangements for the relevant product in countries that are not subject to such anti-dumping duties. We believe that our ability to procure the affected categories of furniture has not been materially adversely affected.

Our business is dependent on several large customers.

The continued success of our infant and juvenile businesses depends on our ability to continue to sell our products to several large mass market retailers. In particular, Toys “R” Us, Inc. and Babies “R” Us, Inc. (considered together), Wal-Mart and Target accounted for approximately 39.8%, 12.7% and 8.8%, respectively, of our consolidated gross sales for the 2011 calendar year. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, we typically do not have long-term contracts with our customers and our agreements with these customers do not require them to purchase any specific number or amount of our products. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions or allowances, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business, and the loss of one or more of the foregoing customers or one or more of our other large customers could have a material adverse affect on our results of operations. In addition, our success depends upon the continuing willingness of large retailers to purchase and provide shelf space for our products. Our access to shelf space at retailers for our products may be reduced by store closings, consolidation among these retailers, competition from other products or stricter requirements for infant and juvenile products by retailers that we may not be able to meet. An adverse change in our relationship with, or the financial viability of, one or more of our large customers could reduce our net sales and profitability.

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

We are currently party to litigation that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business.

The Company received a letter on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi earnout consideration to Mr. Bivona in the amount of $15.0 million, and a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause” violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. On December 22, 2011, Mr. Bivona initiated an arbitration proceeding with respect to these (and related) issues seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother and the LaJobi seller. Because the restatement of the Prior Financial Statements results in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi earnout under the agreement governing the purchase of the LaJobi assets, applicable accounting standards require that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the restatement of the Prior Financial Statements herein, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we intend to vigorously defend against all of Mr. Bivona’s claims, and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the LaJobi seller could result in a default under our credit agreement and could have a material adverse effect on our financial condition and results of operations. See “Inability to maintain compliance with the bank covenants” below. Also see Note 7 of the Notes to Consolidated Financial Statements for a description of the August 2011 refinancing of the Company’s senior secured financing facility, including a discussion of conditions precedent to any LaJobi earnout payment requirements and the impact of any such payment on our required financial covenants.

In March 2011, a purported class action lawsuit was filed on behalf of persons who allegedly purchased our common stock between March 26, 2010 and August 16, 2011. The complaint, among other things, alleged one claim for relief pursuant to Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and a second claim pursuant to Section 20(a) of the Exchange Act, claiming generally that we and/or other specified defendants issued materially false and misleading statements during the relevant time period regarding compliance with customs laws, our financial reports and internal controls. On March 8, 2012, the complaint was dismissed without prejudice in a decision that cited the complaint’s failure to meet applicable pleading standards. The plaintiff was granted leave to amend the complaint, within sixty (60) days, in a manner consistent with the Court’s decision. To date, no amended complaint has been filed.

In addition, in May 2011, a putative shareholder derivative complaint was filed by the City of Roseville Employees’ Retirement System in the United States District Court of the District of New Jersey, alleging that specified defendants breached their fiduciary duties to the Company by allegedly failing to oversee and disclose alleged misconduct at KID’s LaJobi subsidiary related to LaJobi’s compliance with U.S. Customs laws. In addition to asserting the breach of fiduciary duty claim, the complaint also asserted claims of gross mismanagement, abuse of control and commission of corporate waste and for unjust enrichment. On October 24, 2011, the Court granted the defendants’ motion to dismiss without prejudice in a decision that cited the complaint’s failure to meet applicable pleading standards required to bring a shareholder derivative claim. The plaintiff was granted leave to amend the complaint in a manner consistent with the Court’s decision. As of the date of this report, such plaintiff has initiated a books and records inspection, to which the Company is responding.

Additional litigation may be initiated against us based on the alleged items at issue in the complaints described above, or based on the restatement of specified financial statements as described in the “Explanatory Note” above. In addition, the plaintiffs may amend the putative class action and/or derivative complaints in a manner consistent with the decisions of the applicable court. We cannot predict the final outcome of such lawsuits or the likelihood that further proceedings will be instituted against us. Although we believe that the claims in the putative class action and putative shareholder derivative action are covered by insurance and that the applicable deductible has been satisfied, there can be no assurance that this is the case. Accordingly, the cost of defending against such lawsuits, other lawsuits pending against the Company, or any future lawsuits or proceedings may be high and, in any event, these legal proceedings may result in the diversion of our management’s time and attention away from our business. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business, financial results or reputation.

See Item 3, “Legal Proceedings” for more detail with respect to these and other material legal proceedings to which the Company or its subsidiaries are parties.

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

We are required to make prepayments of our debt upon a sale of the assets or membership interests in the Licensor or the real estate owned by Sassy.

Inability to maintain compliance with the bank covenants.

Our ability to maintain compliance with the financial and other covenants in our current credit agreement is dependent upon our ability to continue to execute our business model and our ability to generate cash from operations, which, in turn, is subject to prevailing economic and competitive conditions. See “The state of the economy may impact our business” above and the other factors discussed in this “Risk Factors” section. If an event of default in such covenants occurs and is continuing, among other things, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an event of default under our credit agreement could result in a cross-default under certain license agreements that we maintain. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections captioned “Liquidity and Capital Resources” and “Debt Financing”, as well as Note 7 of Notes to Consolidated Financial Statements.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flows.

The loans under our credit agreement bear interest, at our option, at a specified base rate or Eurodollar rate, plus applicable margins, which vary between 1.75% and 2.75% on Eurodollar borrowings and .75% and 1.75% on base rate borrowings. At December 31, 2011, the applicable margins were 2.25% for Eurodollar borrowings and 1.25% for base rate borrowings. Increases in the interest rate under our credit agreement will increase our interest expense, which could harm our profitability and cash flow.

Deviations from expected results of operations and/or expected cash requirements could result in a default under our credit agreement and/or adversely affect our financial condition and results of operations

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months (including expected customs duty assessments and related interest), based on current assumptions regarding the timing of such expenditures and anticipated cash flows. Based on our current expectations, we anticipate that availability under our bank facility, which is based on, among other things, a quarterly maximum consolidated leverage ratio, which is the ratio of the Company’s indebtedness to Covenant EBITDA (as defined in our credit agreement) for the most recently completed four quarters, will be substantially lower during the first two fiscal quarters of 2012 than it has been historically, or that we anticipate it will be in the second half of 2012. Accordingly, any significant deviation in actual results from our expected results of operations, any significant deviation in the timing of material expenditures from current estimates, or any significant earnout payments, significant business or product acquisitions, or other significant unanticipated expenses (including customs duty assessments and related interest in excess of current accruals, and/or any related penalties) could result in a default under our credit agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. Any significant payment by us in respect of the LaJobi earnout consideration could result in a default under our credit agreement and could have a material adverse effect on our financial condition and results of operations. See “Inability to maintain compliance with the bank covenants” and “We are currently party to litigation that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business” above. See also “Debt Financing – New Credit Agreement” in Item 7 below for conditions precedent contained in our credit agreement with respect to the payment of any earnout consideration, as well as the impact of any such payment on our required financial covenants. More generally, if actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amount of recoverability of property, plant and equipment, intangible assets, valuation allowances for receivables, inventories and deferred income tax assets), liabilities (including accruals for income taxes and liabilities) and or other items reflected in our consolidated financial statements, it could adversely affect our results of operations and financial condition.

Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If sufficient internal funds are not available from our operations, we may be required to further rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as were experienced during 2008 and much of 2009, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

The restatement of our specified historical financial statements may affect shareholder confidence, may consume a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

As is described in Note 19 to the Notes to Consolidated Financial Statements and the Explanatory Note above, the Company has restated specified financial statements in this 2011 10-K to reflect the recording of anticipated anti-dumping duty payment requirements of the Company’s LaJobi subsidiary and anticipated customs duty payment requirements of the Company’s Kids Line and CoCaLo subsidiaries (and related interest in each case) in the respective periods to which such liabilities relate. We cannot be certain that the measures we have taken since we completed the restatement process will ensure that restatements will not occur in the future. The restatement may affect investor confidence in the accuracy of our financial disclosures, may raise reputational issues for our business, and may result in a decline in share price and shareholder lawsuits related to the restatement.

The restatement process was also highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Although we have now completed the restatement (other than with respect to quarterly reports during 2012), we cannot guarantee that we will not receive inquiries from the SEC or the New York Stock Exchange (the “NYSE”) regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or the NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

We have received a letter regarding an informal investigation by the SEC, as well as a request for information by the United States Attorney’s Office for the District of New Jersey, and such investigation and request may require a significant amount of management resources and result in adverse consequences to the Company.

On June 20, 2011, we received a letter from the New York Regional Office of the SEC informing us that the SEC was conducting an informal investigation, and requesting that we provide certain documents on a voluntary basis. We believe we have fully cooperated and will continue to fully cooperate with the SEC. We are currently unable to predict whether a formal investigation will be initiated or what consequences any further investigation may have on us. Furthermore, we are unable to predict the likelihood of or potential outcomes from regulatory proceedings or government enforcement actions relating to the matters under investigation. The resolution of these matters could be time-consuming and expensive, further distract management from other business concerns and harm our business. We cannot provide assurance that we will not be subject to adverse publicity, fines or penalties, as well as other sanctions or other contingent liabilities or adverse customer or market reactions in connection with the resolution of this matter, which could harm our business and financial condition.

In addition, on August 19, 2011, the United States Attorney’s Office for the District of New Jersey (“USAO”) contacted Company counsel, requesting information relating to LaJobi previously provided by the Company to U.S. Customs and the SEC, as well as additional documents. We have and continue to cooperate with the USAO on a voluntary basis. We are currently unable to predict the duration, the resources required or outcome of the USAO investigation or the impact such investigation may have on the Company.

Product liability, product recalls and other claims relating to the use of our products could increase our costs.

We face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, the Consumer Product Safety Act, the Federal Hazardous Substances Act, or the FHSA, and the Consumer Product Safety Improvement Act, or the CPSIA, which empower the Consumer Product Safety Commission, or the CPSC, to take action against hazards presented by consumer products, including adjudication and promulgation of regulations and uniform safety standards. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to substantially all of our products. These new regulations have and are expected to further significantly increase the regulatory requirements governing the manufacture and sale of infant and juvenile products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe, as well as certain other countries. While we take the steps we believe are necessary to comply with these laws and regulations, there can be no assurance that we will be in compliance in the future, or that rapidly changing safety standards will not render unsaleable products that complied with previously-applicable safety standards. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage, we may incur significant costs in complying with recall requirements, and our financial results could be materially adversely affected. Furthermore, concerns about potential liability or potential future changes in product safety regulations may lead us to recall voluntarily or otherwise discontinue selling selected products which could materially and adversely affect our results of operations.

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

If additional intangible assets become impaired we may be required to record a significant charge to earnings.

We test goodwill and our other intangible assets for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the asset below its carrying value. We conduct testing for impairment during the fourth quarter of each fiscal year. In the fourth quarter of 2011, we recorded non-cash impairment charges of approximately: (i) $11.7 million to goodwill, constituting all of the goodwill we were required to record as of December 31, 2010 in connection with the liability we were required to record with respect to potential LaJobi earnout consideration (and a related finder’s fee) as a result of the restatement of the Prior Financial Statements, and the impact of such restatement on the formulaic provisions for the payment of a portion of the LaJobi earnout under the agreement governing the purchase of the LaJobi assets; (ii) $9.9 million for the impairment of the LaJobi trade names; and (iii) $19.0 million for the impairment of our Kids Line customer relationships. See Note 4 of the Notes to Consolidated Financial Statements. We will continue to evaluate the recoverability of the carrying amount of our intangible assets on an ongoing basis, and we may incur additional impairment charges, which could be substantial and could adversely affect our financial results. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Factors that might reduce the fair value of an intangible asset below its carrying value include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry.

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

We market a significant portion of our products through licenses with other parties. Sales of licensed products represented 45% of our net sales in fiscal year 2011. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on an exclusive or nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our licensed products or develop new products, and could materially reduce our net sales and profitability. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products.

All of our products are manufactured by unaffiliated companies, most of which are in Eastern Asia, principally in the PRC. Approximately 74% of our dollar volume of purchases for our operations in 2011 were attributable to manufacturers in the PRC. The supplier accounting for the greatest dollar volume of purchases for our operations accounted for approximately 24% and the five largest suppliers accounted for approximately 48% in the aggregate during 2011. While we believe that there are many other manufacturing sources available for our product lines, difficulties encountered by one or several of our larger suppliers such as a fire, accident, natural disaster or an outbreak of illness (e.g., H1N1, SARS, avian or other flu) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, our international operations subject us to certain other risks (some of which are discussed in the following two risk factors and below), including:

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

With most of our manufacturers located in Eastern Asia, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders on a timely basis or in liquidating excess inventories. Another recent development affecting many companies importing goods from the PRC is that it has become increasingly difficult to secure cargo capacity on a timely basis and at contracted prices. This may signal a trend of higher ocean freight transportation prices in coming periods. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

As previously disclosed, most recently in the September 10-Q, the Asia staffing and related payment practices utilized by our LaJobi subsidiary during 2010 may have violated a criminal law in Thailand that requires certain disclosures in connection with wire transfers into that country, and likely violated a criminal law in Hong Kong, in the category of a petty violation, that requires registration by foreign companies doing business in that country. In addition, LaJobi may have violated certain foreign regulatory, administrative and civil laws in connection with its previous payment and employment practices in Asia. However, we currently do not believe that such matters (individually or in the aggregate) will have a material adverse effect on the Company, although there can be no assurance that this will be the case, and we have not accrued any amounts to date in connection therewith.

LaJobi has since discontinued the payment and staffing practices in question, and we believe our Asia operations are currently in compliance with applicable laws of the relevant Asian countries. However, there can be no assurance that applicable governmental authorities will not impose taxes or penalties or other measures with respect to such practices previously utilized by LaJobi, or that our licensors, vendors and/or retail partners will not take adverse action under applicable agreements with us (or otherwise) as a result of such potential compliance issues (although we are unaware of any such actions to date).

Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions.

Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than United States law. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights may be different than would be expected under United States law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, our ability to generate revenue and our expenses in non-United States jurisdictions may differ from what would be expected if United States law governed these operations.

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

We may be unable to recover all or any portion of amounts owed to us by TRC as a result of the filing by TRC and its domestic subsidiaries of a voluntary petition for bankruptcy protection under the United States Bankruptcy Code (the “Code”) and the execution of a Settlement Agreement in connection therewith.

On April 21, 2011, TRC, the acquirer of our former gift business, and TRC’s domestic subsidiaries, filed a voluntary petition under Chapter 7 of the Code in the United States Bankruptcy Court for the District of New Jersey. As a subordinated lien holder with respect to a note payable to KID from TRC in the original principal amount of $19.0 million, KID may be able to recover a portion of amounts owed thereunder from TRC’s estate to the extent assets remain available for such payment under the Code after payment in full of TRC’s senior lender. We may experience significant delays in obtaining any recovery of amounts owed to us as a secured creditor of TRC, however, and will likely obtain only limited recovery, if any recovery at all. In addition, Licensor may be able to recover a portion of the royalties owed to it under the License Agreement from TRC’s estate to the extent assets remain available under the Code for payment to TRC’s general unsecured creditors, although we believe that it is unlikely that unsecured creditors of TRC will realize any recovery. See Note 3 of the Notes to Consolidated Financial Statements for a description of the Settlement Agreement entered into by KID and the TRC debtors.

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

System failure or malfunctioning in our information technology systems may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. In addition, we commenced the implementation in December 2010 of a new consolidated information technology system for the Company, which we believe will provide greater efficiencies and greater reporting capabilities than those provided by the current separate systems in place across our individual infant and juvenile companies (which includes functionality enhancements beyond the original project concept). In connection with such implementation, we anticipate incurring aggregate costs of approximately $4.3 million, of which $1.8 million has been incurred as of December 31, 2011. We anticipate the balance of the costs to be incurred as follows: $1.5 million in 2012 and $1.0 million in 2013. Such costs have been financed to date with borrowings under our credit facility, and are intended to be so financed in the future. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

We cannot assure our shareholders that our share repurchase program will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our common stock and will diminish our cash availability.

On November 8, 2011, our Board approved a share repurchase program. Under the program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions, including limitations under our current credit agreement (which, in addition to limits on revolver availability and a stricter Consolidated Leverage Ratio for this purpose (0.25x less than the maximum then permitted), limits the aggregate amount that can be expended on share repurchases and dividends to $5.0 million until the LaJobi focused assessment has been concluded and all duty amounts required thereby have been paid). The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our share repurchase program could affect our share price and increase its volatility. The existence of a share repurchase program could also cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our share repurchase program will diminish our cash reserves and/or availability under our current revolver, which could impact our ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program’s effectiveness. To date, no repurchases have been made under the new program.

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

Changes in our effective tax rate or changes in tax laws and regulations may have an adverse effect on our results of operations.

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

The Sarbanes Oxley Act of 2002 has required changes in some of our corporate governance and securities disclosure and compliance practices, and requires ongoing review of our internal control procedures. These developments have increased our legal compliance and financial reporting costs, and to the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement (such as the material weakness in internal controls as of December 31, 2010 discussed in Item 9A herein), we may have to incur additional costs and divert management’s time and attention. Any such action could adversely affect our results of operations and financial condition. Additionally, we have not yet fully determined the potential financial and compliance impact of the Dodd – Frank Wall Street Reform and Consumer Protection Act which was enacted in July 2010. As a public entity, the Company expects these new rules and regulations to increase compliance costs as we evaluate the implications of new rules and respond to new requirements. Delays or a failure to comply with the new laws, rules and regulations could result in enforcement actions, the assessment of other penalties and civil suits. These laws and regulations make it more expensive for us under indemnities provided by the Company to our officers and directors. In addition, these new rules and regulations may make it more difficult and expensive to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

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

•

covenants in our credit agreement restricting mergers, asset sales and similar transactions and a provision in our credit agreement that triggers an event of default upon certain acquisitions by a person or group of persons with beneficial ownership of a majority of our outstanding common stock; and

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

As of December 31, 2011, options to purchase approximately 446,975 shares of our common stock were outstanding, 339,775 of which were vested; 787,690 stock appreciation rights were outstanding, 203,950 of which were vested; and 148,560 unvested restricted stock units were outstanding. Our Equity Incentive Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted and non-restricted shares and/or dividend equivalent rights, up to a total of 1.5 million shares (plus additional shares in the event of specified circumstances). If the market price of our common stock is higher than the exercise price of outstanding vested options, holders of those securities may exercise their options and sell the common stock acquired upon exercise of such options in the open market. If the market price of our common stock is higher than the exercise price of outstanding vested stock appreciation rights, holders of those securities may exercise their rights and sell the common stock acquired (to the extent such stock appreciation rights are settled in common stock) in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of exercised vested options, vested restricted stock, vested stock appreciation rights and/or vested restricted stock units settled in or exercised for stock may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding vested options exercise those options (or if (i) vested stock appreciation rights are exercised and settled in common stock, or (ii) vested restricted stock units are settled in common stock), our common stockholders will incur dilution. The exercise price of all common stock options and stock appreciation rights is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the relevant award agreement. See Note 14 of Notes to Consolidated Financial Statements.

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

On August 9, 2011, the Company received a comment letter from the Staff with respect to, among other filings, its 2010 10-K and subsequent Quarterly Reports on Form 10-Q, to which the Company responded on September 23, 2011. The Company received a follow-up letter from the Staff on October 6, 2011, to which the Company responded on October 28, 2011, and on November 15, 2011 (the “Current Letter”), to which the Company responded on December 15, 2011. The Current Letter issued comments, among other things, requesting: (i) that as a result of the impact of the charges recorded with respect to anticipated LaJobi anti-dumping duties and related interest on prior periods, the Company restate the financial statements that were included in the 2010 10-K to reflect the recording of such amounts in the respective periods to which such liabilities relate; and (ii) an explanation of the Company’s determination that the impact on prior periods of the non-LaJobi customs matters were immaterial to previously reported financial statements. The Company believes it has satisfactorily responded to all of the Staff’s comments, (through its most recent response letter and subsequent discussions with the Staff), including, but not limited to, its agreement to restate the Prior Financial Statements in this 2011 10-K (as described in the Explanatory Note above and Note 19 to the Notes to Consolidated Financial Statements) to reflect the recording of both anticipated LaJobi anti-dumping duty (and related interest) payment requirements, and anticipated Kids Line/CoCaLo customs duty (and related interest) payment requirements, in the respective periods to which such liabilities relate. In the Current Letter, however, the Staff reserved the right to make further comments, and as of the date of the filing of this 2011 10-K, we have not received a letter from the Staff stating that it has completed its review.

ITEM 2.	PROPERTIES

Our leased corporate headquarters are located in East Rutherford, New Jersey. We lease additional office and distribution facilities in: (i) South Gate, California; and (ii) Cranbury, New Jersey. We also lease office space in: (i) Los Angeles, California; (ii) Irvine, California; (iii) England; and (iv) Sydney, Australia. In addition, we lease small office facilities in several locations in the PRC and Thailand. Until March of 2011, we also leased office space in Bannockburn, Illinois.

We own an office and distribution facility used by Sassy located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan. Bank of America, N.A. and certain of its affiliates, as administrative agent for the lenders under our current credit agreement, has a lien on substantially all of our assets, including a mortgage on the real property underlying this facility. See Note 7 of Notes to Consolidated Financial Statements.

We believe that our facilities are maintained in good operating condition and are, in the aggregate, adequate for our purposes. At December 31, 2011, we were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from three months to 6 years. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section entitled “Contractual Obligations”. Also see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section entitled “Off-Balance Sheet Arrangements” for a description of our contingent liability with respect to a sublease entered into by Kids Line, LLC in Los Angeles, California, and a related letter of credit.

ITEM 3.	LEGAL PROCEEDINGS

LaJobi Focused Assessment

In late December 2010, the Company’s LaJobi subsidiary was selected by U.S. Customs for a “Focused Assessment” (an evaluation by U.S. Customs of a company’s ability to comply with Customs requirements, and not an enforcement audit or a program intended to discover wrongdoing), of its import practices and procedures, which Focused Assessment commenced on January 19, 2011. In preparing for the Focused Assessment, the Company found certain potential issues with respect to LaJobi’s import practices. As a result, the Board initiated an investigation, supervised by a Special Committee of three non-management members of the Board. The Board’s investigation found instances at LaJobi in which incorrect anti-dumping duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping laws. On the basis of the investigation, the Board concluded that there was misconduct involved on the part of certain LaJobi employees in connection with the incorrect payment of duties, including misidentifying the manufacturer, shipper and description of products. As a result, effective March 14, 2011, LaJobi’s then-President, Lawrence Bivona, and LaJobi’s then-Managing Director of operations were both terminated from employment. Promptly upon becoming aware of the issues and related misconduct described above, the Company voluntarily disclosed its findings to the SEC on an informal basis and is cooperating with the Staff of the SEC.

The Company expects to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of anti-dumping duty, and remit payment of duty not paid, with interest thereon (see Note 17 of the Notes to Consolidated Financial Statements for a discussion of anticipated anti-dumping duties and related interest, including the recordation of an additional aggregate amount of $314,000 in the periods to which such amounts relate based on current assumptions and information). The aggregate amount accrued by the Company during the period commencing April 2, 2008 through December 31, 2011 with respect to anti-dumping duties and related interest that it anticipates will be owed to U.S. Customs by LaJobi is $7,769,000, which amount includes approximately $607,000 in interest. As the Focused Assessment is still pending, it is possible that the actual amount of duty owed for the period covered thereby will be higher than currently-accrued amounts upon completion thereof, and in any event, additional interest will continue to accrue on the amounts the Company currently anticipates the Company will owe until payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duty owed, and additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and the Company believes that its ability to procure the affected categories of wooden bedroom furniture has not been materially adversely affected. The Company is committed to working closely with U.S. Customs to address issues relating to incorrect duties.

This combined impact of the adjustments to (and the addition of) specified line items in the Prior Financial Statements resulting from the restatement is set forth in Note 19 to the Notes to Consolidated Financial Statements.

Bivona Arbitration

As a result of the accrual recorded in the fourth quarter and year ended December 31, 2010 for anticipated duty (and interest thereon) owed by LaJobi to U.S. Customs (which accrual has been restated in the applicable periods in this 2011 10-K as described in the “Explanatory Note” above) and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no earnout with respect to the LaJobi acquisition (and therefore no related finder’s fee) was payable. Accordingly, prior to the restatement of the Prior Financial Statements herein, the Company had not recorded any amounts related thereto in the Company’s financial statements. The Company had previously disclosed a potential earnout payment of approximately $12.0 to $15.0 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi.

On July 25, 2011, the Company received a letter from counsel to Lawrence Bivona demanding payment of the LaJobi earnout to Mr. Bivona in the amount of $15.0 million. In addition, on July 25, 2011, the Company received a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause”, effective March 14, 2011, violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. On December 22, 2011, Mr. Bivona initiated an arbitration proceeding under the auspices of JAMS, with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted counterclaims against Mr. Bivona, and provided a third-party complaint against Mr. Bivona’s brother and the LaJobi seller.

Because the restatement of the Prior Financial Statements results in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi earnout under the agreement governing the purchase of the LaJobi assets, applicable accounting standards require that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the restatement of the Prior Financial Statements herein, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. See Note 4 of the Notes to Consolidated Financial Statements.

While we intend to vigorously defend against all of Mr. Bivona’s claims, and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the LaJobi seller could result in a default under our credit agreement and could have a material adverse effect on our financial condition and results of operations. See Item 1A – Risk Factors – “We are currently party to litigation that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business” and “Inability to maintain compliance with the bank covenants”. Also see “Debt Financing” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a description of the August 2011 refinancing of the Company’s senior secured financing facility, including a discussion of conditions precedent to any LaJobi earnout payment, and the impact of any such payment on our required financial covenants.

Customs Compliance Investigation

Following the discovery of the matters described above with respect to LaJobi, our Board authorized a review, supervised by the Special Committee and conducted by outside counsel, of customs compliance practices at the Company’s non-LaJobi operating subsidiaries, consisting of Kids Line, CoCaLo and Sassy (the “Customs Review”). In connection therewith, the Special Committee has identified instances in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications of certain products imported by CoCaLo. As a result of these findings to date, the Company currently estimates that it will incur aggregate costs of approximately $2,921,000 (pretax) which includes $298,000 in interest relating to customs duty for the years ended 2006 through 2011. Prior to the restatement of the Prior Financial Statements, the Company recorded $2.2 million in cost of sales and $0.2 million in interest expense for the three and six months ended June 30, 2011 (the period of discovery) and an additional $30,000 in interest expense for the three months ended September 30, 2011. As a result of the restatement of the Prior Financial Statements herein (as discussed in Note 19 of Notes to Consolidated Financial Statements), however, the amounts previously recorded in the three and six months ended June 30, 2011 (and interest amounts for subsequent periods) have now been recorded in this 2011 10-K in the periods to which they relate. In addition, based upon current assumptions and information, the Company has revised its calculations of the total amount of customs duty that it anticipates will be owed to U.S. Customs and in connection therewith, has recorded additional custom duties charges in the aggregate amount of $461,000, all of which have been recorded in the periods to which they relate as part of the restatement of the Prior Financial Statements, and has also recorded in the quarter ended December 31, 2011 a charge for additional accrued interest of $76,000. As the Customs Review is still pending, however, it is possible that the actual amount of duty owed will be higher upon its completion and, in any event, additional interest will continue to accrue until payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of any such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties owed, and additional fines, penalties or other measures, the Company cannot currently estimate the amount of loss (or range of loss), if any, in connection therewith. Promptly after becoming aware of the foregoing, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues. Following the completion of the Customs Review, the Company intends to remit to U.S. Customs the amount of duties owed and any interest and penalties thereon. Our Board has also authorized an investigation, supervised by the Special Committee and conducted by a second outside counsel, to more fully review the customs practices at these operating subsidiaries, including whether there was any misconduct by personnel (the “Customs Investigation”). The Company has also voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. Because the Customs Investigation is ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition.

Putative Class Action

On March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Putative Class Action”). The Putative Class Action was brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired KID’s common stock between March 26, 2010 and March 15, 2011. In addition to KID, Bruce G. Crain, KID’s then President, Chief Executive Officer and a member of KID’s Board, Guy A. Paglinco, KID’s Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of KID’s Board, as well as Lauren Krueger and John Schaefer, each a former member of KID’s Board, were named as defendants.

The Putative Class Action alleged one claim for relief pursuant to Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and a second claim pursuant to the Exchange Act, claiming generally that the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding compliance with customs laws, the Company’s financial reports and internal controls. The Putative Class Action did not state the size of the putative class. The Putative Class Action sought compensatory damages but did not quantify the amount of damages sought. The Putative Class Action also sought unspecified extraordinary and injunctive relief, the costs and disbursements of the lawsuit, including attorneys’ and experts’ fees and costs, and such equitable relief as the court deemed just and proper. By order dated July 26, 2011, Shah Rahman was appointed lead plaintiff pursuant to Section 21D (a) (3) (B) of the Exchange Act.

On September 26, 2011, an amended complaint was filed by the lead plaintiff which asserted additional allegations, extended the putative class to all those who purchased or otherwise acquired KID’s common stock between March 26, 2010 and August 16, 2011, and eliminated several of the named defendants other than KID, Bruce G. Crain, Guy A. Paglinco and Raphael Benaroya. The amended complaint was dismissed without prejudice against Raphael Benaroya by a Notice of Voluntary Dismissal filed by the lead plaintiff on October 21, 2011 and so ordered by the Court on October 25, 2011.

On November 10, 2011, KID and individual defendants Bruce G. Crain and Guy A. Paglinco (collectively “Defendants”) moved to dismiss the amended complaint pursuant to Federal Rules of Civil Procedure 9(b) and 12(b)(6) and the Private Securities Litigation Reform Act, 15 U.S.C. § 74u-4. Briefing on Defendants’ motions to dismiss was completed on January 15, 2012. On March 7, 2012, the Court issued an opinion and order granting Defendants’ motions to dismiss the amended complaint without prejudice. The Court ordered that plaintiff may file another amended complaint with sixty (60) days of the March 7th Order. To date, no amended complaint has been filed.

The Company intends to continue to defend the Putative Class Action vigorously, if necessary, and has notified its insurance carriers of the existence of the action; however, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

Putative Shareholder Derivative Action

On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s then CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board, and John Schaefer, a former member of KID’s Board (collectively, the “Defendants”). In addition, KID was named as a nominal defendant.

The Putative Derivative Action alleged, among other things, that the Defendants breached their fiduciary duties to the Company by allegedly failing to oversee and disclose alleged misconduct at KID’s LaJobi subsidiary relating to LaJobi’s compliance with certain U.S. customs laws. In addition to asserting the breach of fiduciary duty claim, the complaint also asserted claims of gross mismanagement, abuse of control and commission of corporate waste and for unjust enrichment. The Putative Derivative Action sought monetary damages against the individual Defendants in an unspecified amount together with interest, in addition to exemplary damages, the costs and disbursements of the lawsuit, including attorneys’ and experts’ fees and costs, and such equitable relief as the court deems just and proper.

On July 25, 2011, the individual Defendants and nominal defendant KID moved to dismiss the complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1. On October 24, 2011, the Court granted Defendants’ motion to dismiss without prejudice with leave for plaintiff to amend the complaint. The Court ruled that plaintiff failed to satisfy applicable pleading standards required to bring a shareholder derivative claim.

On November 23, 2011, City of Roseville Employees’ Retirement System sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. The demand requested to inspect documents relating to LaJobi’s compliance with U.S. Customs laws to determine whether the City of Roseville Employees’ Retirement System will amend its complaint in the Putative Derivative Action. On March 1, 2012, the Company indicated in a letter that it had provided all the documents to which City of Roseville Employees’ Retirement System is entitled under New Jersey law.

The Company notified its insurance carriers of the Putative Derivative Action. While the Company incurred costs in connection with the defense of this lawsuit, and may incur additional costs (which costs were or will be expensed as incurred), the lawsuit did not seek monetary damages against the Company, and no amounts have been accrued in connection therewith.

SEC Informal Investigation

As noted in Note 17 of the Notes to Consolidated Financial Statements, the Company voluntarily disclosed to the SEC the findings of its internal investigation of LaJobi’s customs and Asia staffing practices. On June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. Thereafter, the Company also voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation (each as defined and described in detail in Note 17 to the Notes to Consolidated Financial Statements). The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation or the impact such investigation may have on the Company’s financial condition or results of operations.

U.S. Attorney’s Office Investigation

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

Wages and Hours Putative Class Action

On November 3, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, encaptioned Guadalupe Navarro v. Kids Line, LLC (the “Wages and Hours Action”). The Wages and Hours Action was brought by one plaintiff on behalf of a putative class for damages and equitable relief for: (i) failure to pay minimum, contractual and/or overtime wages (including for former employees with respect to their final wages), and failure to provide adequate meal breaks, in each case based on defendant’s time tracking system and automatic deduction and related policies; (ii) statutory penalties for failure to provide accurate wage statements; (iii) waiting time penalties in the form of continuation wages for failure to timely pay terminated employees; and (iv) penalties under the Private Attorneys General Act (PAGA). Plaintiff seeks wages for all hours worked, overtime wages for all overtime worked, statutory penalties under Labor Code Section 226(e), and Labor Code Section 203, restitution for unfair competition under Business and Professions Code Section 17203 of all monies owed, compensation for missed meal breaks, and injunctive relief. The complaint also seeks unspecified liquidated and other damages, statutory penalties, reasonable attorney’s fees, costs of suit, interest, and such other relief as the court deems just and proper. Although the total amount claimed is not set forth in the complaint, the complaint asserts that the plaintiff and the class members are not seeking more than $4.9 million in damages at this time (with a statement that plaintiff will amend his complaint in the event that the plaintiff and class members’ claims exceed $4.9 million).

The Company intends to vigorously defend the Wages and Hours Action. Based on currently available information, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. As a result, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

TRC Landlord Litigation

In connection with the sale by KID of its former gift business in December 2008 to TRC, KID and Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), KIDS’s subsidiary at the time (and currently a subsidiary of TRC), sent a notice of termination with respect to the lease (the “TRC Lease”), originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although the TRC Lease became the obligation of TRC (through is ownership of U.S. Gift), KID remained potentially obligated for rental and other specified payments due thereunder (to the extent they were owed but not paid by U.S. Gift). On July 18, 2011, the landlord under the TRC Lease (the “TRC Landlord”) filed a complaint in the Superior Court of New Jersey Law Division: Middlesex County, alleging that KID had breached the TRC Lease and a related assignment by failing to pay rent and other charges due and owing to the TRC Landlord by U.S. Gift pursuant to the TRC Lease, in an aggregate amount of approximately $12 million as of June 11, 2011 (the “Complaint”). As disclosed in the September 10-Q, KID had accrued $1.1 million for potential liabilities for rental and related charges owed by U.S. Gift under the TRC Lease, and stated that it could not assess it potential liability for other amounts allegedly owed thereunder.

As of January 20, 2012, KID and the TRC Landlord entered into a General Release and Settlement Agreement, pursuant to which: (i) KID (without admission of liability) agreed to pay the TRC Landlord $1.4 million in full and final satisfaction and settlement of all claims asserted against KID in the Complaint; and (ii) the TRC Landlord and related releasing parties released KID and other specified releases from all claims against them, including any claims arising out of matters asserted in the Complaint. KID paid the settlement amount on February 21, 2012 and the TRC Landlord dismissed the Complaint with prejudice on March 15, 2012.

TRC Bankruptcy

On April 21, 2011, TRC, the acquirer of KID’s former gift business, and TRC’s domestic subsidiaries, filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). As reported in the Company’s Current Report on Form 8-K filed on June 22, 2011, on June 16, 2011, the Bankruptcy Court entered an order which, among other things, approves a settlement with the secured creditors of the debtors, including KID (the “Settlement”). Details of the Settlement are described in Note 3 of the Notes to Consolidated Financial Statements.

In addition to the proceedings described above, in the ordinary course of our business, we are party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to our business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to these actions will not, individually or in the aggregate, materially adversely affect our consolidated results of operations, financial condition or cash flows.

Also see Note 17 of the Notes to Consolidated Financial Statements for a discussion of the Company’s litigation, commitments and contingencies.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to our executive officers as of March 26, 2012. All officers are elected by the Board of Directors and may be removed with or without cause by the Board. Currently, all of our operations are currently conducted through our subsidiaries. As a result, we have determined that it is appropriate to include the leaders of each of our principal business units as executive officers, even where such leaders are employed by our subsidiaries. As a result, David Sabin, President of Kids Line, LLC and CoCaLo, Inc.; Richard F. Schaub, Jr., President of LaJobi, Inc.; and Dean Robinson, President of Sassy, Inc.; are each deemed to be executive officers.

NAME*	AGE	POSITION WITH THE COMPANY
Raphael Benaroya (1)	64	Interim Executive Chairman
Marc S. Goldfarb	48	Senior Vice President, General Counsel and Corporate Secretary
Guy A. Paglinco	54	Vice President and Chief Financial Officer
Dean Robinson	44	President of Sassy, Inc.
David C. Sabin	62	President of Kids Line, LLC and CoCaLo, Inc.
Richard F. Schaub, Jr.	52	President of LaJobi, Inc., (and group head of Sassy, Inc.)

(1)	Member of our Board of Directors

Mr. Benaroya was appointed by the Board as of September 12, 2011 to serve as interim Executive Chairman, acting as the chief executive of the Company during the pendency of the Board’s search for a new chief executive officer. He currently also serves as the Chairman of the Board and is a member of the Board’s Executive Committee, and has been a member of the Board since 1993. Since 2008, Mr. Benaroya has been Managing Director of Biltmore Capital, a privately-held financial company which invests in secured debt. Prior thereto, Mr. Benaroya was Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., a Nasdaq-listed company, which operated a chain of retail specialty stores, from 1989 until its sale in October 2007, and continued as President and Chief Executive Officer thereafter until March 2008. Mr. Benaroya currently serves on the board of directors of Aveta Health Care, a privately-held healthcare management company. From April through October 2009, Mr. Benaroya had been retained to perform an expanded role as Chairman of the Board. From April 2008 until March 2010, Mr. Benaroya had been an advisor for D. E. Shaw & Co., L.P., an affiliate and investment advisor of D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), a private investment fund and former 20% stockholder of the Company, relating to certain of Laminar’s portfolio companies.

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

Guy A. Paglinco joined the Company as Vice President – Corporate Controller in September 2006 and was promoted to Vice President and Chief Accounting Officer of the Company as of November 13, 2007, Interim Chief Financial Officer as of January 30, 2009, and Chief Financial Officer as of August 14, 2009. Immediately prior to joining the Company, Mr. Paglinco served in various roles at Emerson Radio Corp., an AMEX-listed international distributor of consumer electronic products, including Chief Financial Officer from 2004 to 2006, and Corporate Controller from 1998 to 2004.

Dean F. Robinson joined the Company as President of Sassy, Inc., in June 2011. From January 2010 until June 2011, Mr. Robinson was Business Leader at Summer Infant, Inc., where he led the efforts for toy and licensed product lines. Prior thereto, from October 2008 to January 2010, he was the founder and owner of CreativeBonz, Inc., a global consulting business specializing in creating children’s consumer products and marketing opportunities. From 2007 to October 2009, he was a Vice President of Product Development and a Consultant for Oregon Scientific, Inc., a manufacturer of, among other things, electronic learning games, children’s cameras and video equipment, and other baby care items. Prior thereto, he held Vice President positions in product development at Aqua Leisure, Inc. (a producer of swim gear and aquatic leisure products) and LittleKids, Inc. (a maker of, among other things, bubble toys and solutions and craft kids).

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

Richard F. Schaub, Jr. joined the Company as President of Sassy, Inc., in February 2010 (a position he held until Mr. Robinson commenced his employment as President of Sassy as of June 6, 2011), and effective March 14, 2011, assumed his current position as President of LaJobi, Inc. Mr. Robinson currently reports to Mr. Schaub. From 2007 to 2009, Mr. Schaub was the General Manager of RC2/Learning Curve Brands’ “Mother, Infant and Toddler” Group. From 2000 to 2007, he held various Senior Vice President-Sales positions at RC2. Prior to his tenure at RC2, Mr. Schaub held various management and sales leadership roles at infant and juvenile product category leaders, including Maclaren, Evenflo, Priss Prints and Dolly. Earlier in his career, he was a buyer and marketing director for Child World, a juvenile retailer with 181 stores.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At March 26, 2012, our Common Stock was held by approximately 438 shareholders of record. Our Common Stock has been traded on the New York Stock Exchange under the symbol KID since September 22, 2009, and prior thereto under the symbol RUS since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices of our Common Stock, as set forth on the New York Stock Exchange Composite Tape, for the calendar periods indicated:

	2011		2010
	HIGH	LOW	HIGH	LOW
First Quarter	$9.44	$6.91	$8.89	$4.65
Second Quarter	7.41	4.51	10.35	7.01
Third Quarter	5.38	2.60	9.05	6.70
Fourth Quarter	3.36	2.18	10.26	8.43

The Company has not paid a dividend since April 2005 and currently does not anticipate paying any dividends. In accordance with the terms of our current credit agreement, we are restricted in our ability to pay dividends to our shareholders. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” under the caption “Debt Financing” and Note 7 of Notes to Consolidated Financial Statements, for a description of our current credit agreement, including such dividend restrictions.

See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan Information.

CUMULATIVE TOTAL STOCKHOLDER RETURN

The following line graph compares the performance of our Common Stock during the five-year period ended December 31, 2011, with the S&P 500 Index and an index composed of other publicly traded companies that we consider to be our peers based on the lines of business in which such companies operate (the “Peer Group”). The graph assumes an investment of $100 on December 31, 2006, in our Common Stock, the S&P 500 Index and the Peer Group index.

The Peer Group is comprised of the following publicly traded companies: (1) Crown Crafts, Inc.; (2) Dorel Industries, Inc.; and (3) Summer Infant, Inc. RC2 Corporation (which was included in the Peer Group in the 2010 10-K) has been dropped from the Peer Group as a result of its acquisition by Tomy Co. Ltd. during 2011.

The Peer Group returns are weighted by market capitalization as of the beginning of each year. Cumulative total return assumes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.

	12/06	12/07	12/08	12/09	12/10	12/11
Kid Brands, Inc.	100.00	105.89	19.22	28.35	55.34	20.45
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	107.20	82.50	116.12	139.17	103.87

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this 2011 10-K. As of December 23, 2008, we completed the sale of our former gift business (the “Gift Sale”). As a result, our former gift business has been reflected as discontinued operations in our consolidated Statements of Operations for 2008 and all periods prior thereto presented in this 2011 10-K, including the data in the table below. The December 31, 2008 Balance Sheet data presented does not include such gift business assets and liabilities as a result of the consummation of the Gift Sale as of December 23, 2008, but does include the fair values of the consideration received from such sale. The Balance Sheet data presented for the year ended December 31, 2007 included in the table below has not been restated for the Gift Sale.

	Years Ended December 31,*
	2011	2010 (Restated)(1)	2009 (Restated)(1)	2008 (Restated)(1)	2007 (Restated)(1)
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net Sales	$252,610	$275,777	$243,936	$229,194	$163,066
Cost of Sales	216,762	196,968	171,096	162,679	111,705
(Loss) Income from continuing operations	(35,246)	24,870	8,637	(121,195)	16,571
(Loss) Income before Provision (Benefit) for Income Taxes	(40,136)	21,026	2,016	(130,671)	12,851
Income Tax (Benefit) Provision	(1,490)	(15,155)	(8,202)	(30,125)	4,127
(Loss) Income from continuing operations	(38,646)	36,181	10,218	(100,546)	8,724
(Loss) Income from discontinued operations, net of tax	—	—	—	(12,216)	(187)
Net (Loss) Income	(38,646)	36,181	10,218	(112,762)	8,537
Basic (Loss) Earnings Per Share:
(Loss) Income from continuing operations	(1.78)	1.68	0.48	(4.72)	0.41
(Loss) Income from discontinued operations	—	—	—	(0.57)	(0.01)
Net (Loss) Earnings per common share	(1.78)	1.68	0.48	(5.29)	0.40
Diluted (Loss) Income Per Share:
(Loss) Income from continuing operations	(1.78)	1.66	0.47	(4.72)	0.41
(Loss) Income from discontinued operations	—	—	—	(0.57)	(0.01)
Net (Loss) Earnings per common share	(1.78)	1.66	0.47	(5.29)	0.40
Dividends Per Share	0.00	0.00	0.00	0.00	0.00
Balance Sheet Data:
Working Capital	$43,633	$29,740	$25,839	$22,833	$62,721
Property, Plant and Equipment, net	5,008	5,030	4,251	4,466	13,093
Total Assets	192,846	255,295	209,013	236,529	340,215
Debt	49,490	73,121	83,125	102,812	66,844
Shareholders’ Equity	89,814	126,292	87,895	76,164	204,133

*	The above results include LaJobi and CoCaLo since their acquisitions on April 2, 2008.

(1) In this 2011 10-K, the Company has restated, in addition to specified quarterly results, its audited consolidated financial statements as of December 31, 2010 and for the three years ended December 31, 2010 included in the 2010 10-K. As a result, the Selected Financial Data included in the table above restates the financial information presented for each of 2007 through 2010, as applicable, to reflect the recording of certain anticipated anti-dumping duty payment requirements of the Company’s LaJobi subsidiary and anticipated customs duty payment requirements of the Company’s Kids Line and CoCaLo subsidiaries (and related interest in each case) in the respective periods to which such liabilities relate, and also reflects the recording of a liability in the aggregate amount of approximately $11.7 million for the year ended December 31, 2010 (with a corresponding offset in equal amount to goodwill) resulting from such restatement, all of which goodwill was impaired as of December 31, 2011. See “Explanatory Note” and Notes 4 and 19 to the Notes to Consolidated Financial Statements.

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

Overview

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated annual net sales of approximately $252.6 million in 2011. We operate in one segment: the infant and juvenile business.

Our infant and juvenile business – which is currently conducted through the following operating subsidiaries: Kids Line, LaJobi, Sassy, and CoCaLo – designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others, infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, diaper bags and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the United Kingdom and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries. International sales, defined as sales outside of the United States, including export sales, constituted 7.5%, 8.3% and 8.1% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

Our senior corporate management, together with senior management of our subsidiaries, coordinates the operations of all of our businesses and seeks to identify cross-marketing, procurement and other complementary business opportunities, while maintaining the separate brand identities of each subsidiary.

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

We do not ordinarily sell our products on consignment, although we may do so in limited circumstances, and we ordinarily accept returns only for defective merchandise, although we may in certain cases accept returns as an accommodation to retailers. In the normal course of business, we grant certain accommodations and allowances to certain customers in order to assist these customers with inventory clearance or promotions, and in certain cases we may accept returns. Such amounts, together with discounts, are deducted from gross sales in determining net sales.

Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses incurred by these third party manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as has occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore, adversely affect our profitability. Conversely, a small portion of our revenues is generated by our subsidiaries in Australia and the United Kingdom and is denominated primarily in those local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors – “Currency exchange rate fluctuations could increase our expenses”.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the years ended December 31, 2011, 2010 and 2009, the costs of warehousing, outbound handling costs and outbound shipping costs were $7.5 million, $7.2 million, and $7.0 million, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.

If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) an increasing shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases. In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have adversely affected gross margins and net income for specified periods (See the “Explanatory Note” above and Notes 17 and 19 to the Notes to Consolidated Financial Statements). The restatement of the Prior Financial Statements herein, as described in Note 19 to Notes to Consolidated Financial Statements, had a positive impact on previously-reported results of operations for 2010 and 2011, and a negative impact on previously-reported results of operations for prior periods. As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods will be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accruals recorded will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. See Note 17 of Notes to Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duties, and have established alternate vendor arrangements for the relevant products in countries that are not subject to such anti-dumping duties. We believe that our ability to procure the affected categories of furniture has not been materially adversely affected.

We continue to seek to mitigate margin pressure through the development of new products that can command higher pricing; the identification of alternative, lower-cost sources of supply, re-engineering of certain existing products to reduce manufacturing costs; where possible, price increases; and more aggressive inventory management. Particularly in the mass market, however, our ability to increase prices or resist requests for mark-downs and/or other allowances is limited by market and competitive factors, and, while we have implemented selective price increases and will likely continue to seek to do so, we have not been able to increase prices commensurate with our cost increases and have generally focused on maintaining (or increasing) shelf space at retailers and, as a result, our market share.

Recent Developments

Restatement of Financial Statements

As is described in Note 19 to the Notes to Consolidated Financial Statements, the Company previously recorded charges of approximately $6.86 million (which includes approximately $340,000 of interest) for the quarter and year ended December 31, 2010 (the period of discovery) relating to aggregate anti-dumping duties and interest the Company anticipates will be owed to U.S. Customs by LaJobi for the period commencing in April 2008 (when the Company acquired LaJobi’s assets) through December 31, 2010. In addition, the Company previously recorded charges of approximately $2.4 million (which includes approximately $200,000 of interest) for the quarter ended June 30, 2011 (the period of discovery), relating to aggregate customs duties and interest the Company anticipates will be owed to U.S. Customs by Kids Line and CoCaLo for the years ended 2006 through 2010 and the six months ended June 30, 2011. In each case, the anticipated duties were recorded in costs of sales, and the related interest was recorded in interest expense.

Although it was the initial determination of the Company’s management (a determination in which the Company’s independent auditors concurred) that the impact of the aggregate charges described above was immaterial to prior periods, after various submissions to and discussions with the Staff of the SEC on this matter, and in recognition of the Staff’s position with respect thereto (and not as a result of the discovery of new facts or information), management and the Audit Committee met and determined on February 14, 2012 (which determination was subsequently ratified by the Board), that it was necessary to restate the Company’s audited consolidated financial statements as of December 31, 2010 and 2009, and for the three years ended December 31, 2010 included in the Company’s 2010 10-K, as well as its unaudited interim consolidated financial statements as of and for the quarter and year to date periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and related 2010 comparative prior quarter and year to date periods, as included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 (collectively, the “Prior Financial Statements”). As a result, on February 14, 2012, management and the Audit Committee met and determined that the Prior Financial Statements should no longer be relied upon.

The restatement of the Prior Financial Statements has been implemented as follows. This 2011 10-K restates all periods presented herein, as applicable, to reflect the recording of the anticipated anti-dumping duty (and related interest) payment requirements of the Company’s LaJobi subsidiary and anticipated customs duty (and related interest) payment requirements of the Company’s Kids Line and CoCaLo subsidiaries described above in the respective periods to which such liabilities relate. This 2011 10-K also includes the impact of such adjustments on the unaudited quarterly financial information presented in the Notes to Consolidated Financial Statements herein. In addition, the Company’s Quarterly Reports on Form 10-Q during 2012 will restate applicable 2011 comparable prior quarter and year to date periods.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for quarterly and annual periods ended prior to December 31, 2011 have not been and will not be amended.

The combined impact of the adjustments to (and the addition of) specified line items in the Prior Financial Statements resulting from the restatement is set forth in Note 19 to the Notes to Consolidated Financial Statements. In addition, see Notes 4 and 17 of the Notes to Consolidated Financial Statements for a description of a liability (and corresponding goodwill) recorded in the aggregate amount of approximately $11.7 million with respect to a portion of the LaJobi earnout consideration (and a related finder’s fee) for the year ended December 31, 2010, required by applicable accounting standards as a result of the restatement, and the full impairment of such goodwill as of December 31, 2011. Such liability, and corresponding goodwill, are also reflected in such restatement.

Goodwill and Intangible Assets

Because the restatement of the Prior Financial Statements results in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi earnout under the agreement governing the purchase of the LaJobi assets, applicable accounting standards require that the Company record a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), which also required an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011.

With respect to such goodwill, we performed our annual goodwill assessment as of December 31, 2011. The goodwill impairment test is accomplished using a two-step process. The first step compares the fair value of a reporting unit that has goodwill to its carrying value. The fair value of a reporting unit is estimated using a discounted cash flow analysis. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit (using fair-value based tests) over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

As of December 31, 2011, after completing the first step of the impairment test, there was indication of impairment because our carrying value exceeded our market capitalization (as a result of the substantial decline of the Company’s stock price during 2011).

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

In addition to the stock price decline, during the year ended December 31, 2011, net sales and gross margins for LaJobi declined substantially from the previous year, and the margins for Kids Line and CoCaLo declined from the previous year. These adverse conditions led the Company to revise its estimates with respect to net sales and gross margins, which in turn negatively impacted our cash flow forecasts for LaJobi, Kids Line and CoCaLo. These revised cash flows forecasts resulted in the conclusion in the second step of the analysis that the Company’s goodwill was fully impaired (it was determined to have no implied value), and as a result, the Company recorded a goodwill impairment charge in the amount of $11.7 million for the year ended December 31, 2011, representing the shortfall between the fair value of its operations for which goodwill had been allocated and its carrying value.

In addition, in connection with our annual assessment of indefinite-lived and definite-lived intangible assets (discussed in Note 4 to the Notes to Consolidated Financial Statements), we recorded, in our consolidated financial statements for the fourth quarter and fiscal year ended December 31, 2011, non-cash impairment charges: (i) to our LaJobi trade name in the amount of $9.9 million; and (ii) to our Kids Line customer relationships in the amount of $19.0 million. There was no impairment of the Company’s other intangible assets (either definite-lived or indefinite-lived) during 2011.

See “Critical Accounting Policies” below, and Notes 2 and 4 to the Notes to Consolidated Financial Statements.

Interim Executive Chairman

Effective September 12, 2011, Bruce G. Crain resigned as President and Chief Executive Officer of the Company. In connection therewith, Mr. Crain also resigned his position as a member of the Board and all other positions with the Company and its subsidiaries. In addition, as of September 12, 2011, Raphael Benaroya was appointed by the Board to the position of interim Executive Chairman, to serve as the chief executive of the Company during the pendency of the Board’s search for a new chief executive officer until the earlier of: (i) December 31, 2011; and (ii) the appointment of a new chief executive officer or written notice from the Company. On February 14, 2012, this agreement was modified and extended on a month-to-month basis, effective as of January 1, 2012, subject to termination by either the Company or RB, Inc. at any time upon ten days written notice to the other party.

The Board’s Search Committee is continuing to oversee the process for the selection of a new chief executive officer with the assistance of the executive search firm retained by the Board for such purpose.

Details with respect to these events are set forth in the Company’s Current Report on Form 8-K filed on February 17, 2012.

LaJobi Matters

See Notes 4 and 17 of the Notes to Consolidated Financial Statements for a description of: (i) a demand for arbitration initiated by Mr. Bivona with respect to the LaJobi earnout and matters under his employment agreement, as well as the related required recording of a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), with a required offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011; (ii) the “Focused Assessment” of our LaJobi subsidiary’s import practices and procedures by U.S. Customs, charges recorded in connection therewith, including the recordation of an additional aggregate amount of $314,000 in the periods to which such amounts relate based on current assumptions and information, and actions taken by the Company as a result of such matters, including the restatement of the Prior Financial Statements herein; (iii) a discussion of certain corrective payment practices established with respect to individuals providing quality control, compliance and certain other services in the PRC, Hong Kong, Vietnam and Thailand; and (iv) a description of an informal investigation by the SEC and a document request by the United States Attorney’s Office for the District of New Jersey into these matters. Also see “Goodwill and Intangible Assets” above and Item 3, “Legal Proceedings.”

Share Repurchase Program

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in our current credit agreement, which, in addition to limits on revolver availability and a stricter Consolidated Leverage Ratio for this purpose (0.25x less than the maximum then permitted), limits the aggregate amount that can be expended on share repurchases and dividends to $5.0 million until the LaJobi Focused Assessment has been concluded and all duty amounts required thereby have been paid. The share repurchase program may be suspended or discontinued at any time without prior notice. The Company intends to finance the share repurchase program from available cash and/or proceeds under its current revolving credit facility (to the extent available therefor).

Putative Class Action and Derivative Litigations

See Part I, Item 3 “Legal Proceedings”, for a discussion of recent developments with respect to the putative class action proceeding and shareholder derivative proceeding instituted against the Company and various of its officers and directors, including the dismissal without prejudice of each such proceeding with leave for the plaintiffs to amend the respective complaints, as well as a related books and records inspection initiated by the derivative proceeding plaintiff.

Refinancing of Senior Indebtedness

KID and specified domestic subsidiaries executed a Second Amended and Restated Credit Agreement as of August 8, 2011, with certain financial institutions, including Bank of America, N.A., among other things, as Administrative Agent. This amendment and restatement represents a refinancing of the Company’s previous senior secured debt facility, and provides for an aggregate $175.0 million revolving credit facility (without borrowing base limitations), with a $25.0 million sub-facility for letters of credit, and a $5.0 million sub-facility for swing-line loans. KID is entitled to increase the amount of this new revolver by up to an additional $35.0 million, provided that, among other things, no defaults have occurred and are continuing and commitments are received for such increase (from existing lenders or certain third party financial institutions). The refinancing, among other things, increases borrowing capacity previously available (which provided for a $50.0 million revolver based on eligible receivables and inventory, with a $5.0 million sub-facility for letters of credit, and an $80.0 million term loan), lowers minimum and maximum interest rate margins and is described in detail under “Liquidity and Capital Resources” below under the section captioned “Debt Financing.”

Customs Compliance Investigation

See Note 17 of Notes to Consolidated Financial Statements for a description of a review authorized by the Board of Directors customs compliance practices at the Company’s non-LaJobi subsidiaries, charges recorded in connection therewith, including the recordation of an additional aggregate amount of $461,000 in the periods to which such amounts relate based on current assumptions and information, a related investigation initiated by the Board with respect to such review and other actions taken by the Company as a result thereof.

TRC Matters

See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the bankruptcy filing of TRC and its domestic subsidiaries, and a settlement agreement approved by the Bankruptcy Court with the secured creditors of the debtors, including KID.

See Note 17 of the Notes to Consolidated Financial Statements for a discussion of a General Release and Settlement Agreement entered into as of January 20, 2012 between the Company and the TRC Landlord with respect to which the Company had previously accrued $1.1 million for potential contingent liabilities.

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

General Economic Conditions as They Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty, such as the recession experienced in 2008 and much of 2009, can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence, which we believe has resulted in lower birth rates. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectability of cash from our customers. See item 1A, “Risk Factors – The state of the economy may impact our business”.

In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors – Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition”.

Results of Operations

The Results of Operations set forth below reflect the impact of the restatement of the Prior Financial Statements as described herein in “Recent Developments” above and Note 19 of Notes to Consolidated Financial Statements.

Year ended December 31, 2011 compared to year ended December 31, 2010

Net sales for the year ended December 31, 2011 decreased 8.4% to $252.6 million, compared to $275.8 million for the year ended December 31, 2010. This decrease was primarily the result of lower sales at both LaJobi (down approximately 17.5% from the prior year as a result of lower sales volume due to decreased demand, including meaningfully lower sales at a large customer) and Kids Line (down approximately 3.5% from the prior year, primarily due to lower sales volume, including meaningfully lower sales at a large customer, and increased returns accepted for discontinued items). Such decreases were partially offset by growth at CoCaLo (up approximately 2.4% from the prior year as a result of increased sales volume resulting from the strong performance of top-selling collections). Sassy was relatively flat from the prior year period, despite the discontinuation in 2010 of sleep positioners (which generated $1.1 million of sales in 2010).

Gross profit was $35.8 million, or 14.2% of net sales, for the year ended December 31, 2011, as compared to $78.8 million, or 28.6% of net sales, for the year ended December 31, 2010. Gross profit decreased primarily as a result of: (i) a non-cash impairment of the Kids Line customer relationship intangible asset ($19.0 million) (see Note 4 of the Notes to Consolidated Financial Statements); (ii) a non-cash impairment of the LaJobi trade name intangible asset ($9.9 million) (See Note 4 of the Notes to Consolidated Financial Statements); (iii) higher landed cost of products ($7.6 million) as a result of higher product costs, changes in product mix (including increased sales of licensed products in 2011 compared to 2010, resulting in increased royalties), and increased close-out sales primarily designed to reduce inventory; (iv) increases in inventory reserves ($2.1 million) related to underperforming product lines; and (v) a lower sales base; all of which was partially offset by lower accruals for anticipated LaJobi anti-dumping and Kids Line/CoCaLo customs duties in 2011 (an aggregate of $0.7 million in 2011, as compared to $4.0 million in 2010—see Note 19 to Notes to Consolidated Financial Statements).

Selling, general and administrative expense was $61.4 million, or 24.3% of net sales, for the year ended December 31, 2011 compared to $53.9 million, or 19.6% of net sales, for the year ended December 31, 2010. Selling, general and administrative expense increased primarily as a result of: (i) an aggregate of $5.5 million in professional fees incurred in connection with the Company’s internal investigation of LaJobi’s import, business and staffing practices in Asia and Customs compliance investigations at Kids Line and CoCaLo, as well as related litigation and other costs; (ii) the $1.4 million accrual in connection with the full and final settlement of matters with the TRC Landlord; and (iii) $0.8 million of transition costs related to the resignation of our former CEO. As a percentage of net sales, SG&A expense also increased due to the application of certain fixed SG&A expenses to a lower sales base.

As a result of our annual goodwill impairment test conducted during the fourth quarter of 2011, we concluded that the goodwill we were required to record in 2010 was fully impaired and, as a result, recorded an aggregate non-cash impairment charge to goodwill of $11.7 million in the fourth quarter of 2011. (See Note 4 of the Notes to Consolidated Financial Statements).

The TRC valuation reserve adjustment of $2.0 million resulted from the TRC bankruptcy. As a result of prior discussions with TRC with respect to the potential restructuring of the consideration received by KID for the sale of its former gift business to TRC, KID had been accruing, but not paying (since December 2009), amounts owed to TRC and certain of its subsidiaries for the sublease of office and warehouse space (and related services) under a transition services agreement (See Note 11 of the Notes to Consolidated Financial Statements). The Settlement entered into in connection with TRC’s bankruptcy (discussed in Note 3 of the Notes to Consolidated Financial Statements) includes, among other things, a set-off against a note payable by TRC to KID of all amounts owed by the Company to TRC and its subsidiaries, including the sublease and related amounts discussed above. As a result of such set-off, the Company has reduced the note receivable and the valuation reserve recorded against such note receivable by $2.0 million.

Other expense was $4.9 million for the year ended December 31, 2011 as compared to $3.8 million for the year ended December 31, 2010. This increase of approximately $1.1 million was primarily due to: (i) a $1.0 million non-cash write-off of deferred financing costs originally incurred in connection with the Company’s previous credit facility; (ii) a favorable change of $0.7 million in the fair market value of an interest rate swap agreement in 2010, which was not a factor in 2011; and (iii) $0.3 million in TRC royalty income recorded in 2010 that was not a factor in 2011; all of which was offset by a reduction of $0.9 million in interest expense primarily due to lower borrowings and lower borrowing costs in 2011 as compared to 2010.

The income tax benefit for the year ended December 31, 2011 was $1.5 million on loss before income tax benefit of $40.1 million. The difference between the effective tax rate of 3.7% for the year ended December 31, 2011 and the U.S. federal tax rate of 35% primarily relates to (i) an increase in the valuation allowance associated with both the Company’s deferred tax assets for foreign tax credit carry forwards as a result of the Company’s current year net operating loss and scheduled expiration dates of the carry forwards ($12.0 million) and the capital loss carry forwards associated with the sale of the Company’s former gift business in light of the TRC bankruptcy filing ($3.6 million); (ii) an increase in the Company’s foreign tax credits (approximately $3.4 million) in the current year which have been fully valued as a result of the current year loss; and (iii) an increase in the liability for unrecognized tax benefits as a result of the ongoing Internal Revenue Service examination and additional interest ($0.2 million). The income tax benefit for the year ended December 31, 2010 was $15.1 million on income before income tax benefit of $21.0 million. The difference between the effective tax rate of -72.1% for the year ended December 31, 2010 and the U.S. federal tax rate of 35% primarily relates to (i) a reduction in the valuation allowance related to amortization of intangible assets ($19.7 million) as a result of current year tax amortization of intangible assets and the Company’s five-year financial projections, which indicate that future taxable income (exclusive of reversing temporary differences) will be sufficient to realize the Company’s existing deferred tax assets of $29.9 million; (ii) a reduction in the valuation allowance on the deferred tax asset related to foreign tax credit carry forwards ($0.8 million) as a result of an increase in unrepatriated earnings and current year usage of foreign tax credit carry-forwards; (iii) a reduction in the liability for unrecognized tax benefits ($3.9 million), due to a lapse of the federal statute of limitations; and (iv) state tax credits generated and utilized ($0.3 million); offset by: (i) state tax provisions ($2.1 million); and (ii) other net additions ($0.1 million).

As a result of the foregoing, net loss for the year ended December 31, 2011 was $38.6 million, or ($1.78) per diluted share, compared to net income of $36.2 million, or $1.66 per diluted share, for the year ended December 31, 2010.

Year ended December 31, 2010, compared to year ended December 31, 2009

Net sales for the year ended December 31, 2010 increased 13.1% to $275.8 million, compared to $243.9 million for the year ended December 31, 2009. This increase was primarily the result of organic top-line growth at LaJobi (up approximately 29.4% from the prior year), Sassy (up approximately 19.0% from the prior year) and CoCaLo (up approximately 5.5% from the prior year), partially offset by a 2.1% decline at Kids Line. The strong growth at LaJobi was driven primarily by the performance of its Graco® licensed products and crib placements at Walmart stores, while Sassy’s increase was driven primarily by its licensed Garanimals® product line (at Walmart), and CoCaLo’s increase was due to the continued strong performance of several top-selling collections.

Gross profit was $78.8 million, or 28.6% of net sales, for the year ended December 31, 2010, as compared to $72.8 million, or 29.9% of net sales, for the year ended December 31, 2009. In absolute terms, gross profit increased as a result of the increase in net sales. Gross profit margins, however, decreased as a result of: (i) a charge in the amount of approximately $3.3 million recorded in cost of sales in the year ended December 31, 2010 with respect to anticipated LaJobi anti-dumping duty payment requirements, as set forth in Note 19 to Notes to Consolidated Financial Statements; (ii) strong sales growth at LaJobi, which tends to generate lower gross margins due to the nature of the furniture category; (iii) a continued shift in product mix toward more opening price point and other lower margin products, including continued strength in sales of licensed products, which tend to have lower margins as a result of royalties recorded in cost of goods sold; (iv) a charge in the amount of approximately $0.7 million recorded in cost of sales with respect to anticipated additional customs duties owed by Kids Line and CoCaLo, as set forth in Note 19 to Notes to Consolidated Financial Statements; (v) a charge recorded by Sassy of approximately $0.7 million related to the discontinuance of its sleep positioner product line; (vi) incremental promotional allowances; and (vii) increased freight and product costs.

Selling, general and administrative expense was $53.9 million, or 19.6% of net sales, for the year ended December 31, 2010 compared to $48.6 million, or 19.9% of net sales, for the year ended December 31, 2009. Selling, general and administrative expense decreased as a percentage of sales primarily as a result of expense leverage due to sales growth. In absolute terms, the increase in SG&A costs was a function of increased variable costs as a result of higher net sales and investments in personnel and additional product development, marketing and operational resources, as well as a severance charge in the amount of $0.3 million recorded during the quarter ended September 30, 2010.

In connection with the preparation of the Company’s financial statements for the second quarter of 2009, a series of impairment indicators emerged in connection with TRC, the buyer of our former gift business. These indicators included the impact of macro-economic factors on TRC, the deterioration of conditions in the gift market, and other TRC-specific factors, including declining financial performance, operational and integration challenges and liquidity issues that impacted TRC during the first half of 2009. As a result of these impairment indicators, the Company tested for impairment its 19.9% investment in TRC and critically evaluated the collectability of its $15.3 million note receivable from TRC. As a result of this review, the Company determined that its 19.9% investment in TRC as well as the Applause® trade name (licensed to TRC) were other than temporarily impaired, and recorded non-cash charges of approximately $4.5 million and $0.8 million, respectively, against these assets. The Company also recorded a $10.3 million charge to reserve against the difference between the note receivable and deferred revenue liability. The impact of these actions resulted in a non-cash charge to income/(loss) from operations in an aggregate amount of $15.6 million for the three months ended June 30, 2009 and reduced to zero the net carrying value of the consideration received in connection with the sale of our former gift business.

Other expense for the year ended December 31, 2010 was $3.8 million, as compared to $6.6 million for the year ended December 31, 2009. This decrease of approximately $2.8 million was primarily due to lower borrowings, lower borrowing costs, and royalty income of approximately $0.3 million received from TRC during the first quarter of 2010 in connection with the license of specified intellectual property to TRC. In addition, 2009 included a write-off of $0.4 million in deferred financing costs associated with an amendment to the Company’s previous credit agreement that did not recur in 2010 and a favorable change of $0.7 million in the fair market value of an interest rate swap agreement in 2009, which was not a factor in 2010. The decrease in other expense during 2010 was partially offset by $0.3 million of interest expense associated with the Customs duties anticipated to be owed by LaJobi, Kids Line and CoCaLo.

Income before income tax benefit was $21.0 million for the year ended December 31, 2010 as compared to an income before income tax benefit of $2.0 million for the year ended December 31, 2009. The benefit for income tax for the year ended December 31, 2010 was $15.2 million on profit before tax of $21.0 million. The difference between the effective tax rate of -72.1% for the year ended December 31, 2010 and the U.S. federal tax rate of 35% is primarily attributable to: (i) a reduction in the valuation allowance related to amortization of intangible assets ($19.7 million) as a result of current year tax amortization of intangible assets and the Company’s five-year financial projections, which indicate that future taxable income (exclusive of reversing temporary differences) will be sufficient to realize the Company’s existing deferred tax assets of $29.9 million; (ii) a reduction in the valuation allowance on the deferred tax asset related to foreign tax credit carry forwards ($0.8 million) as a result of an increase in unrepatriated earnings and current year usage of foreign tax credit carry-forwards; (iii) a reduction in the liability for unrecognized tax benefits ($3.9 million), due to a lapse of the federal statute of limitations; and (iv) state tax credits generated and utilized ($0.3 million); offset by: (1) state tax provisions ($2.1 million); and (2) other net additions ($0.1 million). The difference between the effective tax rate of -406.8% for the year ended December 31, 2009 and the U.S. federal tax rate of 34% is primarily attributable to: (i) a reduction in the liability for unrecognized tax benefits due to a lapse of relevant statutes of limitations ($5.1 million); (ii) a reduction of a valuation allowance corresponding to current year tax amortization of intangible assets ($1.9 million); and (iii) a reduction in the valuation allowance associated with foreign tax credit carry-forwards (deferred tax assets) based on the re-characterization of domestic source income to foreign source income under the overall domestic loss rules ($1.9 million).

As a result of the foregoing, net income for the year ended December 31, 2010 was $36.2 million, or $1.66 per diluted share, compared to net income of $10.2 million, or $0.47 per diluted share, for the year ended December 31, 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months (including expected customs duty assessments and related interest), based on current assumptions regarding the timing of such expenditures and anticipated cash flows. Although we currently expect to remain in compliance with our bank covenants for at least the next twelve months, based on our current expectations, we anticipate that availability under our bank facility, which is based on, among other things, a quarterly maximum Consolidated Leverage Ratio, which is the ratio of the Company’s indebtedness to Covenant EBITDA for the four most recently completed four quarters (see “Debt Financing – New Credit Agreement” below), will be substantially lower during the first two fiscal quarters of 2012 than it has been historically, or that we anticipate it will be in the second half of 2012. Accordingly, any significant deviation in actual results from our expected results of operations, any significant deviation in the timing of material expenditures from current estimates, or any significant earnout payments (see discussion immediately below), significant business or product acquisitions, or other significant unanticipated expenses (including customs duty assessments and related interest in excess of current accruals, and/or any related penalties) could result in a default under our credit agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. See Note 17 to the Notes to Consolidated Financial Statements, for a discussion, among other things, of an arbitration proceeding commenced by Lawrence Bivona demanding, among other amounts, payment of the LaJobi earnout consideration to Mr. Bivona in the amount of $15.0 million, and the effect of the restatement of the Prior Financial Statements on such claim, including the requirement, pursuant to applicable accounting standards, that we record a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we intend to continue to vigorously defend against all of Mr. Bivona’s claims, and believe that we will prevail (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the LaJobi Seller could result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Item 1A – Risk Factors –“Inability to maintain compliance with the bank covenants” and “We are currently party to litigation that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business”. See also “Debt Financing – New Credit Agreement” below for conditions precedent contained in our credit agreement with respect to the payment of any earnout consideration, as well as the impact of any such payment on our required financial covenants.

Historically, the proceeds of our bank facility have been used to fund acquisitions, and cash flows from operations have been utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which were necessitated by our strategy of paying down debt), we typically did not actively utilize our revolving credit facility to fund operations. As a result of the New Credit Agreement, our term loan was paid in full, and outstanding amounts under our revolver were reallocated among the refinancing lenders. The Company anticipates that cash flows from operations will continue to be used to pay down our new revolving credit facility, as well as to potentially purchase shares under our share repurchase program (in each case to the extent available for such purposes), and to pay associated interest on amounts outstanding under our revolver. Availability under the refinanced revolver is intended to continue to be used to fund short-term working capital requirements, including anticipated anti –dumping duty and other Customs duty assessments and related interest, and share repurchases, future acquisitions and/or unanticipated expenses, if any.

Commencing in late 2011, we occasionally elect to participate in an “auction” program initiated by one of our largest customers, which permits us to offer an additional discount on all or a portion of the outstanding accounts receivable from such customer in return for prompt, accelerated payment of all or the relevant portion of such receivable. The amount of the additional discount is subject to acceptance, is determined in part by the aging of the receivable and is within the range of customary discounts for early payment.

As of December 31, 2011, the Company had cash and cash equivalents of $2.5 million compared to $1.1 million at December 31, 2010. This increase of $1.4 million primarily reflects the timing of the repayment of outstanding debt.

Net cash provided by operating activities was approximately $28.0 million for the year ended December 31, 2011, compared to net cash provided by operating activities of approximately $11.4 million for the year ended December 31, 2010. Operating activities reflected a net loss of $38.6 million in 2011, as compared to net income of $36.2 million in 2010. Cash provided by operations for the year ended December 31, 2011 primarily reflects: (i) non-cash impairment charges to goodwill and other intangibles in the aggregate amount of $40.7 million; (ii) a reduction in accounts receivable ($15.9 million) due to lower sales volume and the acceleration of the collection of receivables through an “auction” program offered by a large customer (discussed above); (iii) a decrease in inventory ($5.8 million) as the result of inventory management and actions taken the Company to liquidate certain slow moving inventory; and (iv) an increase in accrued expenses ($2.9 million), all of which was partially offset by a decrease in accounts payable ($3.8 million) resulting primarily from decreased inventory purchases and the recording of an income tax receivable of $1.8 million.

Net cash used in investing activities was $1.2 million for the year ended December 31, 2011, as compared to $1.8 million for the year ended December 31, 2010. Net cash used in investing activities in 2011 and 2010 was related to capital expenditures primarily with respect to normal operations and a new consolidated information technology system.

Net cash used in financing activities was $25.4 million for 2011 compared to net cash used in financing activities of $10.0 million in 2010. The net cash used in both periods primarily reflects the payment of long-term debt under the Company’s credit facility.

As of December 31, 2011, and December 31, 2010, working capital was $43.6 million and $29.7 million, respectively. The increase in working capital primarily reflects the classification of all outstanding debt under the Company’s current credit agreement as long-term debt, whereas the Company’s prior credit agreement classified the current portion of long-term debt and the entire amount outstanding under the revolver as short-term debt.

Debt Financing

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

The New Credit Agreement amended and restated the Borrowers’ previously existing Amended and Restated Credit Agreement with the Administrative Agent, as successor by merger to LaSalle Bank National Association, and the other lenders party thereto, dated April 2, 2008, as amended on each of August 13, 2008, March 20, 2009, and March 30, 2011 (collectively, the “Old Credit Agreement”), which provided for a $50.0 million revolving credit facility (the “Old Revolver”) based on eligible receivables and inventory, with a $5.0 million sub-facility for letters of credit, and an $80.0 million term loan facility (the “Old Term Loan”), which was scheduled to mature on April 1, 2013. The New Credit Agreement represents a refinancing of the Borrowers’ senior secured debt under the Old Credit Agreement. Additional details with respect to the Old Credit Agreement can be found in Note 3 of the Notes to Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and in the section captioned “Old Credit Agreement” below.

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

At December 31, 2011, an aggregate of $49.5 million was borrowed under the New Revolver and at December 31, 2010, an aggregate of $72.6 million was borrowed under the Old Credit Agreement (consisting of $54.0 million of long-term debt outstanding under the Old Term Loan and $18.6 million of short-term debt outstanding under the Old Revolver). All amounts outstanding under the New Credit Agreement at December 31, 2011 are classified as long-term debt as permitted by applicable accounting standards. At December 31, 2011, revolving loan availability was $10.3 million. At December 31, 2010, revolving loan availability under the Old Credit Agreement was $28.3 million.

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

As of December 31, 2011, the applicable interest rate margins were: 2.25% for Eurodollar Loans and 1.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2011was as follows:

	At December 31, 2011
	Eurodollar Loans	Base Rate Loans
New Revolver	2.86%	4.50%

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

The Consolidated Fixed Charge Coverage Ratio under the New Credit Agreement is the ratio of: (a) Covenant EBITDA (as described below) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. The Consolidated Leverage Ratio under the New Credit Agreement is the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit). The Borrowers were in compliance with all applicable Financial Covenants as of December 31, 2011.

Covenant EBITDA, as defined in the New Credit Agreement, is a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified Duty Amounts (defined below) and other specified customs duty underpayments, and payment of earnout consideration in respect of KID’s 2008 purchase of LaJobi (“LaJobi Earnout Consideration”), if any, can be made if other specified prerequisites are met, and the determination of the amount of specified fees. Covenant EBITDA is defined generally as the net income of KID and its consolidated subsidiaries (excluding extraordinary after-tax or non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after-tax gains and losses from discontinued operations), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); if expensed, reasonable costs incurred in connection with the execution of the New Credit Agreement and related documentation; and non-cash transaction losses (gains) due solely to fluctuations in currency values. Covenant EBITDA is further adjusted (up to an aggregate maximum of $14.855 million for all periods, less any LaJobi Earnout Consideration paid, if any, other than in accordance with the New Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts (“Duty Amounts”) owed by LaJobi to U.S. Customs to the extent they relate to the nonpayment or incorrect payment by LaJobi of import duties to U.S. Customs on certain wooden furniture imported by LaJobi from vendors in China resulting in a violation prior to March 30, 2011 of anti-dumping regulations, the related misconduct on the part of certain LaJobi employees, and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 relating thereto (“Duty Events”); (ii) fees and expenses incurred in connection with the internal and U.S. Customs’ investigation of the Duty Amounts and Duty Events (the “Investigations”); and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the New Credit Agreement.

The New Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting (including annual delivery of projections) requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries other than the Licensor until such time as it becomes a Loan Party) are prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts and other specified customs duty underpayments (see Note 17 of the Notes to Consolidated Financial Statements under paragraph (b)), or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below. The activities of the Licensor are also limited until it becomes subject to the restrictions set forth above as a Loan Party.

At the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts or other specified customs duty underpayments (see Note 17 of the Notes to Consolidated Financial Statements under paragraph (b)): (i) the Consolidated Fixed Charge Coverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be at least 1:50:1.0; or (ii) the Consolidated Leverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be equal to or less than 3.25:1:0.

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

Under the New Credit Agreement, KID may sell the membership interests or the assets of the Licensor or the real estate owned by Sassy for fair market value without the consent of the Administrative Agent or the Lenders, so long as all net cash proceeds from any such disposition are applied to the prepayment of outstanding indebtedness under the New Credit Agreement (without a corresponding commitment reduction).

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

Financing costs, including the arrangement fee and up-front fee, associated with the New Credit Agreement will be deferred and amortized over the contractual term of the New Credit Agreement. In connection with the execution of the New Credit Agreement, the Company also wrote-off $1.0 million of unamortized deferred financing costs pertaining to the Old Credit Agreement during the three months ended September 30, 2011.

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

Old Credit Agreement – effective until August 8, 2011

See the September 10-Q (under “Debt Financings – Old Credit Agreement”) for a description of the provisions of the Company’s prior credit agreement.

Other Events and Circumstances Pertaining to Liquidity

A discussion of, among other things: (i) the restatement in this 2011 10-K of specified previously-issued financial statements, including the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) an arbitration demand instigated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, the impact of such restatement on such matters, and the position of the Company with respect thereto; (iii) the “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith, and an informal SEC investigation and a document request from the United States Attorney’s Office for the District of New Jersey with respect to such matters; (iv) the Customs Review, charges recorded in connection therewith, and the Customs Investigation (each as defined and described in detail in Note 17 to the Notes to Consolidated Financial Statements); (v) a putative class action filed against KID and certain of its officers and directors in March of 2011, and the subsequent dismissal of such proceeding without prejudice; (vi) a putative derivative shareholder litigation instituted on May 20, 2011, and the subsequent dismissal of such proceeding without prejudice; (vii) the voluntary bankruptcy petition filed by TRC and the Settlement entered into in connection therewith; (viii) the settlement of contingent liabilities associated with the TRC Lease; and (ix) a complaint filed against Kids Line with respect to specified wages and hours allegations, can be found in the section captioned “Recent Developments” above, Item 3 “Legal Proceedings”, or Notes 3, 4, 17 and 19 of the Notes to Consolidated Financial Statements.

In addition to the matters referred to above, we are from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to any such actions that are currently pending will not, individually or in the aggregate, materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows. In addition, KID may remain obligated with respect to certain contracts and other obligations of its former gift business that were not novated in connection with their transfer. To date, no payments have been made by KID in connection with such contracts (other than with respect to the TRC Lease), nor is KID aware of any remaining potential obligations, but there can be no assurance that payments will not be required of KID in the future with respect thereto.

We commenced the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring aggregate costs of approximately $4.3 million, of which $1.8 million has been incurred as of December 31, 2011. We anticipate the balance of the costs to be incurred as follows: $1.5 million in 2012 and $1.0 million in 2013. Such costs have been financed to date with borrowings under our credit facility, and are intended to be so financed in the future. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in the New Credit Agreement, which, in addition to limits on revolver availability and a stricter Consolidated Leverage Ratio for this purpose (0.25x less than the maximum then permitted), limits the aggregate amount that can be expended on share repurchases and dividends to $5.0 million until the LaJobi focused assessment has been concluded and all duty amounts required thereby have been paid. (see “New Credit Agreement” above). The share repurchase program may be suspended or discontinued at any time without prior notice. The Company intends to finance the share repurchase program from available cash and/or proceeds under the New Credit Agreement (to the extent available therefor).

Consistent with our past practices and in the normal course of our business, we regularly review acquisition opportunities of varying sizes. We may consider the use of debt or equity financing to fund potential acquisitions. The New Credit Agreement includes provisions that place limitations on our ability to enter into acquisitions, mergers or similar transactions, as well as a number of other activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends, repurchase our common stock, or dispose of or sell assets (subject to exceptions specified therein). These covenants could restrict our ability to pursue opportunities to expand our business operations. We are required to make pre-payments of our debt upon a sale of the assets or membership interests in the Licensor and any sale of the real estate owned by Sassy.

We have entered into certain transactions with certain parties who are or were considered related parties, and these transactions are disclosed in Note 11 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”.

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of December 31, 2011 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Operating Lease Obligations	$9,275	$3,056	$2,384	$972	$1,013	$938	$912
Purchase Obligations (1)	39,482	39,482	—	—	—	—	—
Long Term Debt Obligation—New Revolver (3)	49,490	—	—	—	—	49,490	—
Royalty Obligations	9,773	5,592	2,882	1,278	21	—	—

Total Contractual Obligations (2)(3)(4)	$108,020	$48,130	$5,266	$2,250	$1,034	$50,428	$912

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.
(2)	Does not include contingent obligations under off-balance sheet arrangements, if any, or otherwise, as the amount, if any, or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below, “Other Events and Circumstances Pertaining to Liquidity” above and Note 17 to the Notes to Consolidated Financial Statements for a discussion of the Company’s Off Balance Sheet arrangements and contingent liabilities. The liability recorded as of December 31, 2010 of $11.7 million in connection with the potential LaJobi earnout is included in accrued expense, (and is not included in the table above), as the amount, if any, or the timing of any potential settlement is not reasonably estimable.

(3)	The amount in the table represents amounts outstanding under the New Revolver as of December 31, 2011. Amounts outstanding under the New Revolver are due and payable on August 8, 2016. Excludes obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.6 million upon the occurrence of specified events. Required interest under the New Revolver is based on the outstanding debt and the applicable interest spread and cannot be calculated. The 2012 interest payments for the New Revolver using an assumed 3.0% interest rate and the outstanding balance at December 31, 2011 would be $1.5 million. Such amounts are estimates only and actual interest payments could differ materially. See “Debt Financings” for a description of the New Credit Agreement, executed as of August 8, 2011, including amount and dates of repayment and interest obligations and provisions that create, increase and/or accelerate obligations thereunder.
(4)	Of the total income tax payable for uncertain tax positions of $729,000, we have classified $655,000 as a current liability as of December 31, 2011, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off-Balance Sheet Arrangements

On July 18, 2011, the TRC Landlord filed a complaint in the Superior Court of New Jersey Law Division: Middlesex County, alleging that KID had breached the TRC Lease and a related assignment by failing to pay rent and other charges due and owing to the TRC Landlord by U.S. Gift pursuant to the TRC Lease, in an aggregate amount of approximately $12 million as of June 11, 2011 (the “Complaint”). As disclosed in the September 10-Q, KID had accrued $1.1 million for potential liabilities for rental and related charges owed by U.S. Gift under the TRC Lease, and stated that it could not assess its potential liability for other amounts allegedly owed thereunder. As of January 20, 2012, KID and the TRC Landlord entered into a General Release and Settlement Agreement pursuant to which: (i) KID (without admission of liability) agreed to pay the TRC Landlord $1.4 million in full and final satisfaction and settlement of all claims asserted against KID in the Complaint; and (ii) the TRC Landlord and related releasing parties released KID and other specified releasees from all claims against them, including any claims arising out of matters asserted in the Complaint. KID paid the settlement amount on February 21, 2012, and the TRC Landlord dismissed the Complaint with prejudice on March 15, 2012.

KID may remain obligated with respect to certain contracts and other obligations of its former gift business that were not novated in connection with their transfer. Other than with respect to the TRC Lease, no payments have been made by KID in connection with the foregoing to date (and KID is unaware of any remaining obligations), but there can be no assurance that payments will not be required of KID in the future.

Effective as of September 30, 2010, our Kids Line subsidiary entered into a sublease (the “Sublease”) with The Capital Group Companies, Inc., a Delaware corporation (the “Sublessor”) with respect to 27,515 rentable square feet of office space located in Los Angeles, California. Under the terms of the Sublease, Kids Line will make monthly base rental payments of $52,737 to the Sublessor, which amount will increase by three percent (3%) annually during the term of the Sublease, and will also pay operating expenses in excess of those incurred in the applicable base year. The Sublease expires on February 28, 2018. In connection with the execution of the Sublease, on October 4, 2010, KID executed a guarantee for the benefit of Sublessor, guaranteeing payment of the aggregate rental payments under the Sublease if the sublessee defaults on its obligations thereunder. In addition, in the event that the underlying master lease (the “Master Lease”) between the Sublessor and the landlord (the “Landlord”) is terminated due to a default by the Sublessor, and Kids Line is not in default under the Sublease; the Landlord has agreed to enter into a direct lease with Kids Line on the terms of the Sublease; provided that Kids Line shall be obligated to pay the original (higher) rent applicable to the Master Lease (representing an aggregate differential of $4.1 million as of the effective date of the Sublease). In connection therewith, the Sublessor has issued an irrevocable standby letter of credit with Kids Line as the beneficiary, in the aggregate amount of $4.1 million, which amount will be reduced annually to correspond with payments made by the Sublessor under the Master Lease. This letter of credit expired on May 31, 2011, but was automatically extended to May 31, 2012 (in the aggregate amount of $3.8 million), and will be extended automatically to May 31 in each succeeding year (subject to a final expiration on February 28, 2018) unless the issuing bank (Bank of America, N.A.) provides written notice otherwise to Kids Line at least 60 days prior to the then current expiration date. Upon receipt of any such expiration notice, Kids Line shall have the right to draw under the letter of credit in an amount equal to its then current full amount.

The Company has obligations under certain letters of credit that contingently require us to make payments to guaranteed parties upon the occurrence of specified events. As of December 31, 2011, there were $0.6 million of letters of credit outstanding.

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

Management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to our significant accounting estimates, assumptions or the judgments affecting the application of such estimates and assumptions during 2011. The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ materially from those estimates under different assumptions or conditions.

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

Goodwill and Indefinite-Live Intangibles

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired.

The Company tests goodwill for impairment on an annual basis as of its year end. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. In the fourth quarter of 2011, the Company recorded an impairment charge of approximately $11.7 million related to goodwill (see Note 4 of the Notes to Consolidated Financial Statements for detail with respect to such impairment charge). This impairment charge comprised all of the Company’s goodwill.

Our annual impairment testing is performed in the fourth quarter of each year. Our trade names were tested for impairment as part of our annual 2011 impairment testing of other indefinite-lived assets, which is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing).

We tested the non-amortizing intangible trade names recorded on our balance sheet as of each of December 31, 2011 and 2010. The trade names tested were Kids Line®, Sassy®, LaJobi® and CoCaLo®. As with respect to the testing for impairment of goodwill, the review for impairment of indefinite-lived intangible assets, including trade names, is based on whether the fair value of such trade names exceeds their carrying value. We determined fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2011 and 2010, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2011 and 2010, the Company kept its long-term growth rate at 2.5% for all of its business units. For 2011, however, the Company used assumed royalty rates of 3%, 2.6%, 2.5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates decreased with respect to Kids Line and LaJobi from the 2010 rates of 5% and 4%, respectively, as a result of reduced profitability for each such business unit in 2011. With respect to LaJobi, the difference between fair value and the carrying value of the relevant trade names resulted in an impairment charge in the amount of $9.9 million. No other trade names were impaired during 2011. For 2010, the Company increased its long-term growth rate for all of its business units from 2009 assumptions, while the assumed royalty rates remained constant with 2009. No impairments to intangible assets with indefinite lives were recorded in 2010.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows

Our intangible assets with definite lives (consisting of the Applause® trade name until its total impairment as of June 30, 2009, customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. As discussed in Note 4 to the Notes to Consolidated Financial Statements, in connection with the annual impairment testing of intangible assets during the fourth quarter of 2011, based upon a projected discounted cash flow analysis, we recorded an impairment charge in the amount of $19.0 million with respect to the Kids Line customer relationships. Other than the foregoing, we determined that the carrying value of our definite lived intangible assets were fully recoverable.

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

Accrued Liabilities and Deferred Tax Valuation Allowances

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, and tax exposures. The settlement of the actual liabilities could differ from the estimates included in our consolidated financial statements.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Our ability to realize our deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and loss and credit carry forwards.

We consider both the positive and negative evidence supporting our determination that it is more likely than not that we will realize our deferred tax assets, other than those with respect to which a valuation allowance has been recorded. Specifically, we considered (i) our cumulative earnings from operations (excluding impairment charges) for the three years ended December 31, 2011, (ii) the character of the pre-tax income expected to be generated (ordinary income), (iii) the earnings trends incorporated into our forecasting models, (iv) our historical ability to prepare reasonable forecasts, (v) the relative stability in the industry of our current operations, and (vi) our market-leading industry position as positive evidence in support of our determination that it was not appropriate to record a valuation allowance on the remaining deferred income tax assets. We also considered negative evidence, such as our current year loss and the continued economic climate and uncertainty. In determining the appropriate weighting relative to each source of evidence, we concluded that our historical results from operations would receive a greater weighting, and determined that projecting those results forward using estimates and assumptions considering the continuing recession, would provide a reasonable basis for our conclusion relative to the deferred tax asset valuation allowance. Specifically, we considered the historical net revenues, gross margins and operating expenses of each of our operating units and projected those results forward giving consideration to the current economic climate, knowledge of our customers’ purchasing patterns, new product initiatives and other factors specific to its market. The business units that comprise our current operations have been profitable (excluding impairment charges) since each of their respective dates of purchase and are expected to continue to be profitable over the next five years. Sassy was acquired in 2002 and Kids Line was acquired in 2004, and both have historically generated pre-tax income. LaJobi and CoCaLo were each acquired in April of 2008 and have a history of profitability. Our operations generated a loss before taxes of approximately $40.1 million for 2011. We have prepared forecasts for five years. We have concluded that, for the years 2012-2016, we will generate sufficient pre-tax income, after considering the factors above and believe that it is more likely than not that we will be able to utilize such deferred tax assets.

In determining our deferred tax asset valuation allowance, we considered the timing of the reversals of temporary differences and the character of the related deferred tax asset. We currently have a valuation allowance of $23.5 million for our deferred tax assets, of which approximately $15.1 million consists of valuation allowances against foreign tax credit carry forwards, approximately $7.5 million against capital loss carry forwards, approximately $0.6 million against foreign NOL carry forwards and approximately $0.3 million against state NOL carry forwards as management feels that it is currently more likely than not that these deferred tax assets will not be fully realized in the foreseeable future. We had no significant deferred tax liabilities, and, as a result, there were no significant reversals accounted for in its analysis. In addition, we considered and concluded there was no tax planning strategies relevant in our analysis of deferred tax assets.

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

Recently Issued Accounting Standards

See Note 2 of the “Notes to Consolidated Financial Statements” for a discussion of recently issued accounting standards.

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

The New Revolver bears interest, at the Borrowers’ option, at a specified base rate (the higher of (x) the Administrative Agent’s prime rate and (y) the Federal Funds rate plus 0.50%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins. At December 31, 2011, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase our interest expense by approximately $0.5 million annually. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under the section captioned “Debt Financing” for a discussion of the applicable interest rates under and other material provisions of our New Credit Agreement and our Old Credit Agreement.

Prior to the execution of the New Credit Agreement, Borrowers were required to maintain in effect Hedge Agreements to protect against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Old Term Loan. The Borrowers have maintained a series of interest rate swap agreements since such requirement became effective, the latest of which (instituted in December of 2010) for a notional amount of $28.6 million, which expired as of December 21, 2011. A net loss of $87,000 for such interest rate swap agreement was recorded as interest expense for the year ended December 31, 2011. See Note 5 of Notes to Consolidated Financial Statements for information with respect to this and previous interest rate swap agreements. Although the requirement to maintain Hedge Agreements was eliminated from the New Credit Agreement (as the Old Term Loan had been repaid), the Company did not terminate its then-current interest rate swap agreement (which expired by its terms), however, the Company discontinued hedge accounting thereon as of August 8, 2011, after which all changes in fair value of the interest rate swap were recorded directly in earnings until such expiration.

Foreign Currency Exchange Rate

At December 31, 2011 and 2010, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, our income before income taxes would decrease by approximately $20,000 and $99,000 for each such year, respectively.

We are exposed to market risk associated with foreign currency fluctuations. We do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of applicable currencies is monitored frequently. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. Additional information required for this Item is included in Note 5 of Notes to Consolidated Financial Statements. See also Item 1A, “Risk Factors – Currency exchange rate fluctuations could increase our expenses.”

Our financial position is also impacted by currency exchange rate fluctuations on translation of our net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Our primary currency translation exposures during 2011 were related to our net investment in entities having functional currencies denominated in the Australian dollar and British pound.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page No.
1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	50
	Consolidated Balance Sheets at December 31, 2011 and 2010 (As Restated)	51
	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 (As Restated), and 2009 (As Restated)	52
	Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 (As Restated), and 2009 (As Restated)	53
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 (As Restated), and 2009 (As Restated)	54
	Notes to Consolidated Financial Statements (As Restated)	55

2.	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Kid Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Kid Brands, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule “Schedule II – Valuation and Qualifying Accounts.” We also have audited Kid Brands, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kid Brands, Inc.’s management is responsible for these consolidated financial statements and related financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting for 2011. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kid Brands, Inc., and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Kid Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 19 to the consolidated financial statements, the December 31, 2010 consolidated balance sheet and the consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2010 and 2009 have been restated to correct misstatements attributable to the periods of recognition for certain customs duty charges and related interest expense.

/s/ KPMG LLP

Short Hills, New Jersey

March 30, 2012

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(Dollars in Thousands, Except Share and Per Share Data)

	2011	2010 (Restated See Note 19)
Assets
Current assets:
Cash and cash equivalents	$2,456	$1,075
Accounts receivable—trade, less allowances of $6,784 in 2011 and $6,934 in 2010	39,313	55,270
Inventories, net	42,688	48,564
Prepaid expenses and other current assets	3,728	3,843
Income tax receivable	2,149	307
Deferred income taxes	5,458	7,392

Total current assets	95,792	116,451
Property, plant and equipment, net	5,008	5,030
Intangible assets	45,453	77,154
Goodwill	—	11,719
Note receivable, net allowance of $14,955 in 2011 and $16,648 in 2010	—	—
Deferred income taxes	43,670	41,686
Other assets	2,923	3,255

Total assets	$192,846	$255,295

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$13,526
Short-term debt	—	18,595
Accounts payable	19,136	22,940
Accrued expenses	32,318	31,443
Income taxes payable	705	207

Total current liabilities	52,159	86,711
Income taxes payable non-current	74	37
Deferred income taxes	360	332
Long-term debt	49,490	41,000
Other long-term liabilities	949	923

Total liabilities	103,032	129,003
Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 26,727,780 shares at December 31, 2011and 2010, respectively	2,674	2,674
Additional paid-in capital	89,027	90,645
Retained earnings	94,713	133,359
Accumulated other comprehensive income	550	503
Treasury stock, at cost, 4,971,025 and 5,162,354 shares at December 31, 2011 and 2010, respectively	(97,150)	(100,889)

Total shareholders’ equity	89,814	126,292

Total liabilities and shareholders’ equity	$192,846	$255,295

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(Dollars in Thousands, Except Share and Per Share Data)

	2011	2010 (Restated See Note 19)	2009 (Restated See Note 19)
Net sales	$252,610	$275,777	$243,936
Cost of sales	216,762	196,968	171,096

Gross profit	35,848	78,809	72,840
Selling, general and administrative expenses	61,375	53,939	48,583
Impairment of goodwill	11,719	—	—
Impairment of investment and valuation reserve	(2,000)	—	15,620

Total operating expenses	71,094	53,939	64,203

(Loss) income from operations	(35,246)	24,870	8,637

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(4,783)	(4,163)	(6,792)
Interest and investment income	16	11	10
Other, net	(123)	308	161

	(4,890)	(3,844)	(6,621)

(Loss) income from operations before income tax (benefit)	(40,136)	21,026	2,016
Income tax (benefit)	(1,490)	(15,155)	(8,202)

Net (loss) income	$(38,646)	$36,181	$10,218

Basic (loss) earnings per share:	$(1.78)	$1.68	$0.48

Diluted (loss) earnings per share:	$(1.78)	$1.66	$0.47

Weighted Average Shares:
Basic	21,671,000	21,547,000	21,371,000

Diluted	21,671,000	21,838,000	21,532,000

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(Dollars in Thousands)

	Total	Common Stock Shares Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock
Balance at December 31, 2008	$77,876	26,728	$2,674	$89,173	$88,672	$134	$(102,777)
Adjustment	(1,712)				(1,712)

Balance at December 31, 2008 as Restated (See Note 19)	76,164	26,728	2,674	89,173	86,960	134	(102,777)
Comprehensive income:
Net income (Restated, see Note 19)	10,218				10,218
Other comprehensive income, net of tax:
Foreign currency translation adjustment	324					324

Comprehensive income	10,542

Net tax shortfall on share-based compensation	(497)			(497)
Share transactions under stock plans (31,317 shares)	81			(525)
Share-based compensation	1,605			1,605			606

Balance at December 31, 2009 as Restated (See Note 19 )	87,895	26,728	2,674	89,756	97,178	458	(102,171)
Comprehensive income:
Net income (Restated, see Note 19)	36,181				36,181
Other comprehensive income, net of tax:
Unrealized Loss on derivatives	(87)					(87)
Foreign currency translation adjustment	132					132

Comprehensive income	36,226

Net tax shortfall on share-based compensation	(81)			(81)
Share transactions under stock plans (65,631 shares), net of cash settlement of SAR exercise	120			(1,162)			1,282
Share-based compensation	2,132			2,132

Balance at December 31, 2010 as Restated (See Note 19)	126,292	26,728	2,674	90,645	133,359	503	(100,889)
Comprehensive loss:
Net (loss) income (Restated, see Note 19)	(38,646)				(38,646)
Other comprehensive loss, net of tax:
Unrealized Gain on derivatives	87					87
Foreign currency translation adjustment	(40)					(40)

Comprehensive loss	(38,599)

Net tax shortfall on share-based compensation	(302)			(302)
Share transactions under stock plans (191,358 shares), net of cash settlement of SAR exercise	243			(3,496)			3,739
Share-based compensation	2,180			2,180

Balance at December 31, 2011 as Restated (See Note 19 )	$89,814	26,728	$2,674	$89,027	$94,713	$550	$(97,150)

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(Dollars in Thousands)

	2011	2010 (Restated See Note 19)	2009 (Restated See Note 19)
Cash flows from operating activities:
Net (loss) income	$(38,646)	$36,181	$10,218
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,000	3,747	3,838
Amortization and write-off of deferred financing costs	1,718	922	1,527
Provision for customer allowances	33,272	35,921	31,121
Impairment of goodwill and other intangibles	40,665	—	—
Provision for impairment and valuation reserve	(2,000)	—	15,620
Provision for inventory reserve	2,500	504	1,209
Deferred income taxes	(22)	(13,012)	(4,739)
Share-based compensation expense	2,180	2,132	1,605
Change in assets and liabilities:
Accounts receivable	(17,329)	(48,126)	(34,322)
Income tax receivable	(1,842)	(70)	(225)
Inventories	3,320	(11,826)	9,340
Prepaid expenses and other current assets	105	(893)	307
Other assets	426	(215)	(73)
Accounts payable	(3,764)	5,492	(5,995)
Accrued expenses	2,870	5,068	(3,534)
Income taxes payable	535	(4,445)	(5,278)

Net cash provided by operating activities	27,988	11,380	20,619

Cash flows from investing activities:
Capital expenditures	(1,223)	(1,765)	(771)
Other	—	—	(4)

Net cash used in investing activities	(1,223)	(1,765)	(775)

Cash flows from financing activities:
Proceeds from issuance of common stock	243	228	81
Settlement of SAR exercise	—	(108)	—
Excess tax benefit from stock-based compensation	(302)	(81)	(497)
Payments of long-term debt	(5,036)	(13,499)	(22,673)
Net (repayment) borrowings on revolving credit facility	(18,595)	3,495	2,986
Payment of deferred financing costs	(1,690)	—	(1,697)

Net cash used in financing activities	(25,380)	(9,965)	(21,800)
Effect of exchange rate changes on cash and cash equivalents	(4)	(168)	(179)

Net increase (decrease) in cash and cash equivalents	1,381	(518)	(2,135)
Cash and cash equivalents at beginning of year	1,075	1,593	3,728

Cash and cash equivalents at end of year	$2,456	$1,075	$1,593

Cash paid during the year for:
Interest	$2,595	$3,562	$6,457
Income taxes	$124	$3,000	$2,711
Supplemental cash flow information:
Goodwill with respect to LaJobi Earnout Consideration	$—	$11,719	$—

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

Note 1 – Description of Business

Kid Brands, Inc., (“KID) and its subsidiaries (collectively with KID, the “Company”) is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company currently operates in one segment: the infant and juvenile business.

The Company’s operating subsidiaries, consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), each direct or indirect wholly-owned subsidiaries which design, manufacture through third parties and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, after elimination of all inter-company accounts and transactions.

Restatement

The Company has restated herein its audited consolidated financial statements as of December 31, 2010 and for the three years ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as its unaudited interim consolidated financial statements as of and for the quarter and year to date periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and related 2010 comparative prior quarter and year to date periods, as included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011. See Note 19.

Business Combinations

The Company accounts for business combinations consummated after 2009 by applying the acquisition method of accounting. At acquisition, we recognize assets acquired and liabilities assumed based on their fair values at the date of acquisition. Accounting for business combinations requires significant assumptions and estimates to measure fair value and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. Should the acquisition result in a bargain purchase, where the fair value of assets and liabilities exceed the amount of consideration transferred, the resulting gain will be recorded into earnings on the acquisition date. All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expense in the period in which they are incurred. All assets and liabilities arising from contractual contingencies are recognized as of the acquisition date if the acquisition date fair value of that asset or liability can be determined during the measurement period.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

For all acquisitions consummated prior to 2009, the Company allocated at the time of acquisition, the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates are often made to determine these allocated values, and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information the Company believes relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts, adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense. Any excess of the fair value of the net tangible and identifiable intangible assets acquired over the purchase price (negative goodwill) is allocated on a pro-rata basis to long-lived assets, including identified intangible assets.

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

The Company’s gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. The Company accounts for the above expenses as operating expenses and classifies them under selling, general and administrative expenses. For the years ended December 31, 2011, 2010, and 2009, the costs of warehousing, outbound handling costs and outbound shipping costs were $7.5 million, $7.2 million, and $7.0 million, respectively. In addition, the majority of outbound shipping costs are paid by the Company’s customers, as many of the Company’s customers pick up their goods at the Company’s distribution centers.

Advertising Costs

Production costs for advertising are charged to operations in the period the related advertising campaign begins. All other advertising costs are charged to operations during the period in which they are incurred. Advertising costs for the years ended December 31, 2011, 2010, and 2009, amounted to $0.8 million, $0.8 million, and $0.9 million respectively.

Cash and Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and their costs approximate fair value.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Commencing in late 2011, the Company occasionally elected to participate in an “auction” program initiated by one of its largest customers, which permits the Company to offer an additional discount on all or a portion of the outstanding accounts receivable from such customer in return for prompt, accelerated payment of all or the relevant portion of such receivable. The amount of the additional discount is subject to acceptance, is determined in part by the aging of the receivable and is within the range of customary discounts for early payment. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. The Company also analyzes its allowances policies to assess the adequacy of allowance levels and adjusts such allowances as necessary. The Company does not have any off-balance sheet credit exposure related to its customers.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Inventories

Inventories, which consist of finished goods, are carried on the Company’s balance sheet at the lower of cost or market. Cost is determined using the weighted average cost method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value of such inventory. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory if management determines that the ultimate expected proceeds from the disposal of such inventory will be less than its carrying cost as described above. Management uses estimates to determine the necessity of recording these reserves based on periodic reviews of each product category based primarily on the following factors: length of time on hand, historical sales, sales projections (including expected sales prices), order bookings, anticipated demand, market trends, product obsolescence, the effect new products may have on the sale of existing products and other factors. Risks and exposures in making these estimates include changes in public and consumer preferences and demand for products, changes in customer buying patterns, competitor activities, the Company’s effectiveness in inventory management, as well as discontinuance of products or product lines. In addition, estimating sales prices, establishing mark down percentages and evaluating the condition of the Company’s inventories all require judgments and estimates, which may also impact the inventory valuation. However, we believe that, based on prior experience of managing and evaluating the recoverability of slow moving, excess, damaged and obsolete inventory in response to market conditions, including decreased sales in specific product lines, the Company’s established reserves are materially adequate. If actual market conditions and product sales prove to be less favorable than we have projected, however, additional inventory reserves may be necessary in future periods. At December 31, 2011 and 2010, the balance of the inventory reserve was approximately $1,701,000 and $1,589,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or fair market value at date of acquisition and are depreciated using the straight-line method over their estimated useful lives, which primarily range from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Equipment under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred and the related cost and accumulated depreciation are removed from the respective accounts.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount for which the carrying amount of the asset exceeds its fair value as determined by an estimate of discounted future cash flows. During the fourth quarter of 2011, an aggregate impairment charge of $19.0 million was recorded in cost of sales in the Company’s consolidated statements of operations for 2011 with respect to the impairment of the Kids Line customer relationships. See Note 4.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The Company tests goodwill for impairment on an annual basis as of its year end. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. In the fourth quarter of 2011, the Company recorded an impairment charge of $11.7 million related to goodwill (see Note 4 below for detail with respect to such impairment charge). This impairment charge comprised all of the Company’s goodwill.

Intangible assets with indefinite lives other than goodwill are tested annually for impairment and the appropriateness of the indefinite life classification, or more often if changes in circumstances indicate that the carrying amount may not be recoverable or the asset life may be finite. The Company’s intangible assets with indefinite lives consist of trademarks and trade names for each of Kids Line, Sassy, LaJobi and CoCaLo. In testing for impairment, if the carrying amount of such intangible assets exceeds the fair value of such assets, an impairment loss is recorded in the amount of the excess. The Company uses various models to estimate fair value. In the Company’s analysis for 2011 and 2010, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2011 and 2010, the Company kept its long-term growth rate at 2.5% for all of its business units. For 2011, however, the Company used assumed royalty rates of 3%, 2.6%, 2.5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates decreased with respect to Kids Line and LaJobi from the 2010 rates of 5% and 4%, respectively, as a result of reduced profitability for each such business unit in 2011. With respect to LaJobi, the difference between fair value and the carrying value of the relevant trade names resulted in an impairment charge in the amount of $9.9 million, which was recorded in cost of sales. No other trade names were impaired during 2011. For 2010, the Company increased its long-term growth rate for all of its business units from 2009 assumptions, while the assumed royalty rates remained constant with 2009. The results of the 2010 testing indicated that non-amortizing intangible trade names were not impaired at December 31 of such year. (see Note 4 for details with respect to such impairment charges).

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

Derivative Instruments

The Company from time to time uses derivative financial instruments, primarily swaps, to hedge interest rate exposures. The Company accounts for its derivative instruments as either assets or liabilities and measures them at fair value. Derivatives that are not designated as hedges are adjusted to fair value through earnings.

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

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

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

Accrued Liabilities and Deferred Tax Valuation Allowances

The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent liabilities at the date of the financial statements. Such liabilities include, but are not limited to, accruals for various legal matters, and tax exposures. The settlement of the actual liabilities could differ from the estimates included in the Company’s consolidated financial statements.

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

The Company considers both the positive and negative evidence supporting its determination that it is more likely than not that it will realize its deferred tax assets, other than those with respect to which a valuation allowance has been recorded. Specifically, the Company considered (i) its cumulative earnings from operations (excluding impairment charges) for the three years ended December 31, 2011, (ii) the character of the pre-tax income expected to be generated (ordinary income), (iii) the earnings trends incorporated into its forecasting models, (iv) its historical ability to prepare reasonable forecasts, (v) the relative stability in the industry of its current operations, and (vi) its market-leading industry position as positive evidence in support of its determination that it was not appropriate to record a valuation allowance on the remaining deferred income tax assets. The Company also considered negative evidence, such as our current year loss and the continued economic climate and uncertainty. In determining the appropriate weighting relative to each source of evidence, the Company concluded that the Company’s historical results from operations would receive a greater weighting, and determined that projecting those results forward using estimates and assumptions considering the continuing recession, would provide a reasonable basis for our conclusion relative to the deferred tax asset valuation allowance. Specifically, the Company considered the historical net revenues, gross margins and operating expenses of each of its operating units and projected those results forward giving consideration to the current economic climate, knowledge of its customers’ purchasing patterns, new product initiatives and other factors specific to its market. The business units that comprise its current operations have been profitable (excluding impairment charges) since each of their respective dates of purchase and are expected to continue to be profitable over the next five years. Sassy was acquired in 2002 and Kids Line was acquired in 2004, and both have historically generated pre-tax income. LaJobi and CoCaLo were each acquired in April of 2008 and have a history of profitability. The Company’s operations generated a loss before taxes of approximately $40.1 million for 2011. The Company has prepared forecasts for five years. The Company has concluded that, for the years 2012-2016, it will generate sufficient pre-tax income, after considering the factors above and believes that it is more likely than not that it will be able to utilize such deferred tax assets.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

In determining its deferred tax asset valuation allowance, the Company considered the timing of the reversals of temporary differences and the character of the related deferred tax asset. The Company currently has a valuation allowance of $23.5 million for its deferred tax assets, of which approximately $15.1 million consists of valuation allowances against foreign tax credit carry forwards, approximately $7.5 million against capital loss carry forwards, approximately $0.6 million against foreign NOL carry forwards and approximately $0.3 million against state NOL carry forwards as management feels that it is currently more likely than not that these deferred tax assets will not be fully realized in the foreseeable future. The Company had no significant deferred tax liabilities, and, as a result, there were no significant reversals accounted for in its analysis. In addition, the Company considered and concluded there was no tax planning strategies relevant in its analysis of deferred tax assets.

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

Earnings (Loss) Per Share

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of property, plant and equipment and other intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; and accruals for income taxes, customs duty and litigation. Actual results could differ from these estimates.

Share-Based Compensation

The Company recognizes in the financial statements all costs resulting from share-based payment transactions at their fair values.

The relevant FASB standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. There was a tax deficiency of $0.3 million, $0.1 million and $0.5 million recognized from share-based compensation costs for the years ended December 31, 2011, 2010 and 2009, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

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

Subsequent Events

The Company has evaluated subsequent events prior to filing.

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

In June and December 2011, the FASB issued two ASU’s which amend guidance for the presentation of comprehensive income, an update to ASC Topic 220, Comprehensive Income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASU’s are effective for the Company for interim and annual periods beginning after December 15, 2011 and retrospective application will be required. As these ASU’s relate only to the presentation of comprehensive income, the Company does not expect that the adoption of this update will have a material effect on its results of operations, financial condition, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not, it need not perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, financial condition, and cash flows.

Note 3 – Sale of Gift Business and TRC Bankruptcy Settlement

On December 23, 2008, KID completed the sale of its former gift business (the “Gift Sale”) to the Russ Companies, Inc. (‘TRC”). The aggregate purchase price payable by TRC for such gift business was (i) 199 shares of the Common Stock, par value $0.001 per share, of TRC, representing a 19.9% interest in TRC after consummation of the transaction that was accounted for at cost; and (ii) a subordinated, secured promissory note issued by TRC to KID in the original principal amount of $19.0 million (the “Seller Note”). In the second quarter of 2009, the Company fully impaired or reserved against all such consideration. In addition, in connection with the Gift Sale, a limited liability company wholly-owned by KID (the “Licensor”) executed a license agreement (the “License Agreement”) with TRC permitting TRC to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”). Pursuant to the License Agreement, TRC was required to pay the Licensor a fixed, annual royalty (the “Royalty”) equal to $1,150,000. KID received $287,500 in respect of the Royalty payment due March 23, 2010, which was recorded as other income in the first quarter of 2010, but did not receive any other payments in respect of the Royalty, and therefore recorded no further income related to such Royalties.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

As has been previously disclosed, on April 21, 2011, TRC and TRC’s domestic subsidiaries (collectively, the “Debtors”), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On June 16, 2011, the Bankruptcy Court entered an order which, among other things, approved a settlement with the secured creditors of the Debtors, including KID (the “Settlement”).

The Settlement, among other things: (i) includes a release of KID by and on behalf of the Debtors’ estates (without the requirement of any cash payment) from all claims, including fraudulent conveyance and preference claims under the Code, and claims pertaining to KID’s sale of the gift business to TRC; (ii) confirms that the Seller Note and KID’s security interests therein are valid, and are junior only to TRC’s senior lender; (iii) allows KID to retain ownership of the Retained IP, provided, that the trustee in the bankruptcy may include such intellectual property as part of a global sale of TRC’s business, if any, as long as KID receives at least $6.0 million therefor; (iv) includes a set-off against the Seller Note of all amounts owed by KID and its subsidiaries to TRC and its subsidiaries, for which KID had accrued an aggregate of approximately $2.0 million, without the requirement of any cash payment; (v) establishes distribution priorities for any proceeds obtained from the sale of TRC’s assets under which KID is generally entitled to receive, to the extent proceeds are available therefor after the payment of amounts owed to TRC’s senior lender and approximately $1.4 million in specified expenses have been funded, approximately $1.0 million, and to the extent further proceeds are available subsequent to the payment of approximately $1.0 million to the Debtors’ estates for additional specified expenses, 60% of any remaining proceeds (40% of any such remaining proceeds will go to the Debtors’ estates for the benefit of general unsecured creditors, and KID may participate therein as an unsecured creditor to the extent of 50% of any deficiency claims, including for unpaid royalties). As it is not possible to determine the amount, if any, that the trustee in the bankruptcy will obtain through the sale of TRC’s assets, KID may obtain only limited recovery on its remaining claims, or may obtain no recovery at all. The Debtors’ estates’ rights with respect to the Retained IP terminated in December 2011.

Note 4 – Goodwill and Intangible Assets

Goodwill

As discussed in Note 19, the restatement of the Prior Financial Statements results in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi earnout under the agreement governing the purchase of the LaJobi assets, applicable accounting standards require that the Company record a liability for such portion in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), which also required an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011 (as described below).

With respect to such goodwill, the Company performed its annual goodwill assessment as of December 31, 2011. The goodwill impairment test is accomplished using a two-step process. The first step compares the fair value of a reporting unit that has goodwill to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit (using fair-value based tests) over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

As of December 31, 2011, after completing the first step of the impairment test, there was indication of impairment because our carrying value exceeded our market capitalization (as a result of the substantial decline of the Company’s stock price during 2011).

Management’s determination of the fair value of the goodwill for the second step in the analysis used a variety of testing methods that are judgmental in nature and involve the use of significant estimates and assumptions, including: (i) the Company’s operating forecasts; (ii) revenue growth rates; (iii) risk-commensurate discount rates and costs of capital; and (iv) price or market multiples. The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed by the Company’s routine long-range planning process.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

During the year ended December 31, 2011 the Company’s stock price declined substantially. Such decline in the Company’s stock price in 2011 indicated the potential for impairment of the Company’s goodwill. In addition, during the year ended December 31, 2011, net sales and gross margins for LaJobi declined substantially from the previous year and the margins for Kids Line and CoCaLo declined from the previous year. These adverse conditions led the Company to revise its estimates with respect to net sales and gross margins, which in turn negatively impacted its cash flow forecasts for LaJobi, Kids Line and CoCaLo. These revised cash flows forecasts resulted in the conclusion in the second step of the analysis that the Company’s goodwill was fully impaired (it was determined to have no implied value), and as a result, the Company recorded a goodwill impairment charge in the amount of $11.7 million for the year ended December 31, 2011, representing the shortfall between the fair value of its operations for which goodwill had been allocated and its carrying value.

In addition, in connection with the Company’s annual assessment of indefinite-lived and definite-lived intangible assets (discussed below), the Company recorded, in cost of sales in its consolidated financial statements for the fourth quarter and fiscal year ended December 31, 2011, non-cash impairment charges: (i) to its LaJobi trade name in the amount of $9.9 million; and (ii) to its Kids Line customer relationships in the amount of $19.0 million. There was no impairment of the Company’s other intangible assets (either definite-lived or indefinite-lived) during 2011.

Changes in the carrying amount of goodwill during the year ended December 31, 2011 are as follows:

(in thousands)
Goodwill at December 31, 2010 (restated)	$11,719
Impairment	(11,719)

Goodwill at December 31, 2011	0

With respect to goodwill as of December 31, 2010, we performed our annual goodwill assessment as of December 31, 2010, which resulted in no impairment as of such date.

Intangible Assets

As of December 31, 2011, and 2010, the components of intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period	December 31, 2011	December 31, 2010
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	7,000	27,601
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	8,700	18,600
LaJobi customer relationships	20 years	10,319	10,954
LaJobi royalty agreements	5 years	840	1,278
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	2,063	2,190
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$45,453	$77,154

Aggregate amortization expense, was $2.8 million per year for each of 2011, 2010 and 2009.

Estimated annual amortization expense for each of the fiscal years ending December 31, is as follows (in thousands):

2012	$1,618
2013	1,583
2014	1,182
2015	1,182
2016	1,182

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

During the fourth quarter of 2010, the Company completed its calculation of the potential payout of earnout consideration with respect of its 2008 purchase of CoCaLo, and determined no payout was earned or required. As a result, the Company, reversed a long-term liability of $437,000 established at the date of the CoCaLo acquisition, and in accordance with applicable accounting standards recorded a reduction in the value of the CoCaLo trade name of $300,000 and the CoCaLo customer relationships of $137,000 for the quarter and year ended December 31, 2010.

In accordance with Accounting Standard Codification (ASC), Topic 350, indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2011 and 2010. As discussed below, there was an impairment recorded in the amount of $9.9 million with respect to the LaJobi trade name and $19.0 million with respect to the Kids Line customer relationships in 2011. There were no impairments recorded to either indefinite-lived or definite-lived intangible assets in 2010.

The Company’s non-amortizing intangibles (trade names) are tested for impairment as part of the Company’s annual impairment testing of goodwill and other indefinite-lived assets. The Company tested the non-amortizing intangible trade names recorded on its consolidated balance sheet as of December 31, 2011 and 2010, respectively, which consisted of Kids Line®, Sassy®, LaJobi®, and CoCaLo®. Testing for impairment of indefinite-lived trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2011, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. In the Company’s analysis for 2011 and 2010, it used a five-year projection period, which has been it prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2011 and 2010, the Company kept its long-term growth rate at 2.5% for all of its business units. For 2011, however, the Company used assumed royalty rates of 3%, 2.6%, 2.5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates decreased with respect to Kids Line and LaJobi from the 2010 rates of 5% and 4%, respectively, as a result of reduced profitability for each such business unit in 2011. With respect to LaJobi, the difference between fair value and the carrying value of the relevant trade names resulted in an impairment charge in the amount of $9.9 million. No other trade names were impaired during 2011. For 2010, the Company increased its long-term growth rate for all of its business units from 2009 assumptions, while the assumed royalty rates remained constant with 2009.

The Company’s other intangible assets with definite lives (consisting of customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. The fair value of the Kids Line customer relationships was lower than the carrying value due to revised undiscounted future cash flow projections resulting from meaningfully lower sales to one of its major customers and reduced profitability in 2011. This resulted in a $19.0 million impairment which was recorded in cost of sales. While LaJobi sales also decreased during 2011, the fair value of its customer lists continued to exceed its carrying value as of December 31, 2011. No other impairments were recorded with respect to the Company’s other intangible assets with definitive lives during 2010 or 2011.

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

Note 5 – Financial Instruments

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

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently has no Level 1 assets or liabilities that are measured at a fair value on a recurring basis.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Most of the Company’s assets and liabilities fall within Level 2 and include foreign exchange contracts (when applicable) and an interest rate swap agreement (until its expiration on December 21, 2011). The fair value of foreign currency and interest rate swap agreements are based on third-party market maker valuation models that discount cash flows resulting from the differential between the contract rate and the market-based forward rate or curve capturing volatility and establishing intrinsic and carrying values.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap agreement as of December 31, 2010 (in thousands), as such agreement terminated as of December 21, 2011:

		Fair Value Measurements as of December 31, 2010
	December 31, 2010	Level 1	Level 2	Level 3
Interest Rate Swap Agreement	$(87)	$—	$(87)	$—

The fair value of the interest rate swap agreement of $87,000 is included in the Company’s accrued expenses on the balance sheet at December 31, 2010.

Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable, accrued expenses and short-term debt (maintained by the Company prior to the execution of the New Credit Agreement described in Note 7) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying value of the Company’s long-term borrowings, including the New Revolver approximates fair value because interest rates applicable thereto are variable, based on prevailing market rates.

There were no material changes to the Company’s valuation techniques during the year ended December 31, 2011, compared to those used in prior periods.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Derivative Instruments

The Company was required by its lenders (until the execution of the New Credit Agreement as of August 8, 2011) to maintain in effect interest rate swap agreements that protected against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Old Term Loan (such swap agreement was not terminated even though it was no longer required by the New Credit Agreement, but expired by its terms on December 21, 2011). The Company’s objective was to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. Until August 8, 2011, the Company applied hedge accounting treatment to such interest rate swap agreement based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Following the execution of the New Credit Agreement (as described in Note 7), as the requirement to maintain hedge agreements was no longer in effect, the Company discontinued hedge accounting for the interest rate swap agreement and since such date until its expiration accounted for such agreement as a non-qualifying derivative instrument. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.

Cash Flow Hedges

To comply with a requirement in the Old Credit Agreement to offset variability in cash flows related to the interest rate payments on the Old Term Loan, the Company used an interest rate swap designated as a cash flow hedge. The interest rate swap converted the variable rate on a portion of the Old Term Loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR U.S. dollar three month index rate. As of December 31, 2011, the contract has expired and has not been replaced.

The Company assessed hedge effectiveness both at inception of the hedge and at regular intervals at least quarterly throughout the life of the derivative. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged transactions. The Company measured hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognized any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of interest expense. The impact of hedge ineffectiveness on earnings was $54,000 during the year ended December 31, 2011, primarily as a result of repayment in full of the Old Term Loan.

Cash flow hedge accounting is discontinued when: (i) the hedging relationship is no longer highly effective; (ii) the forecasted transaction is no longer probable of occurring on the originally forecasted date or within an additional two months thereafter, (iii) the hedge relationship is no longer eligible for designation as a hedged transaction; or (iv) the derivative hedging instrument is sold, terminated, or exercised. Although the interest rate swap agreement was not terminated upon execution of the New Credit Agreement (and remained in effect until its expiration on December 21, 2011), the Company had determined that the hedging relationship would no longer be highly effective and upon such execution, therefore discontinued hedge accounting thereon as of August 8, 2011. Subsequent to such date, all changes in fair value of the interest rate swap agreement were recorded directly in earnings.

Accumulated other comprehensive income reflects the difference between the overall change in fair value of the interest rate swap since inception of the hedge and the amount of ineffectiveness reclassified into earnings. During the year ended December 31, 2011, an expense of $54,000 for the Company’s interest rate swap agreement (prior to its expiration) was reclassified from Accumulated Other Comprehensive Income to earnings as a component of interest expense.

Non-Qualifying Derivative Instruments

As described above, following the execution of the New Credit Agreement, the Company discontinued hedge accounting for the interest rate swap agreement and from such date – until expiration of the interest rate swap agreement in December 2011 – accounted for such agreement as a non-qualifying derivative instrument. The Company records such derivative instruments in its consolidated balance sheets at fair value.

Changes in fair value and realized gains and losses recorded upon settlement of the interest rate swap contract are included in interest expense in the consolidated statements of operations. As of December 31, 2011, the contract has expired and has not been replaced.

A previous interest rate swap contract, utilized to offset exposure of the Old Term Loan to interest rate risk (as required by the Old Credit Agreement), terminated on April 30, 2010. This contract converted the variable rate on a portion of the Old Term Loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR USD three month index rate. This contract was not designated as a hedge (in accordance with applicable accounting standards) and was adjusted to fair value at regular intervals, with any resulting gains or losses recorded immediately in earnings.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Changes between cost and fair value of this previous interest rate swap agreement resulted in income of $0.7 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively, and such amounts are included in interest expense in the consolidated statements of operations.

Concentrations of Credit Risk

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Twelve months ended December 31,
	2011	2010	2009
Toys “R” Us, Inc. and Babies “R” Us, Inc.	39.8%	48.6%	46.9%
Walmart	12.7%	9.4%	4.8%
Target	8.8%	9.9%	12.3%

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

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Land	$690	$690
Buildings	2,160	2,155
Machinery and equipment	6,289	5,526
Furniture and fixtures	1,772	1,396
Leasehold improvements	1,100	1,023

	12,011	10,790
Less: Accumulated depreciation and amortization	(7,003)	(5,760)

	$5,008	$5,030

Depreciation expense was approximately $1.2 million, $1.0 million, and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 7 – Debt

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

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

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

At December 31, 2011, an aggregate of $49.5 million was borrowed under the New Revolver and at December 31, 2010, an aggregate of $72.6 million was borrowed under the Old Credit Agreement (consisting of $54.0 million of long-term debt outstanding under the Old Term Loan and $18.6 million of short-term debt outstanding under the Old Revolver). At December 31, 2011, revolving loan availability was $10.3 million. At December 31, 2010, revolving loan availability was $28.3 million.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

As of December 31, 2011, the applicable interest rate margins were: 2.25% for Eurodollar Loans and 1.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of December 31, 2011were as follows:

	At December 31, 2011
	Eurodollar Loans	Base Rate Loans
New Revolver	2.86%	4.50%

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

The Consolidated Fixed Charge Coverage Ratio under the New Credit Agreement is the ratio of: (a) Covenant EBITDA (as described below) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. The Consolidated Leverage Ratio under the New Credit Agreement is the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit). The Borrowers were in compliance with all applicable Financial Covenants as of December 31, 2011.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The New Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting (including annual delivery of projections) requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries other than the Licensor until such time as it becomes a Loan Party) are prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts and other specified customs duty underpayments (see Note 17 of the Notes to Consolidated Financial Statements under paragraph (b)), or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below. The activities of the Licensor are also limited until it becomes subject to the restrictions set forth above as a Loan Party.

At the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts or other specified customs duty underpayments (see Note 17 of the Notes to Consolidated Financial Statements under paragraph (b)): (i) the Consolidated Fixed Charge Coverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be at least 1:50:1.0; or (ii) the Consolidated Leverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be equal to or less than 3.25:1:0.

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

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

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

The Borrowers paid an arrangement fee to ML in an aggregate amount of approximately $656,000 and an up-front fee to the Lenders in an aggregate amount of approximately $665,000 in connection with the execution of the New Credit Agreement and related documentation. The Company recorded these costs and related professional fees totaling in the aggregate approximately $1.7 million as deferred charges. These deferred charges will be amortized over the five-year contractual term of the New Revolver. The Borrowers are also required to pay a quarterly commitment fee ranging from 0.30% to 0.45% (based on the Consolidated Leverage Ratio) on the daily unused portions of the New Revolver (outstanding amounts under letters of credit are considered utilization for this purpose; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 2.75% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the New Credit Agreement.

The aggregate maturities of long-term debt at December 31, 2011, are as follows (in thousands):

2012	$—
2013	—
2014	—
2015	—
2016	49,490

Total	$49,490

In connection with the execution of the New Credit Agreement, the Company also wrote-off $1.0 million of unamortized deferred financing costs pertaining to the Old Credit Agreement during the year ended December 31, 2011. As a result of an amendment to the Credit Agreement in March 2009 and based upon the FASB standard for deferred financing costs, the Company recorded a non-cash charge to results of operations of approximately $0.4 million for the write off of deferred financing costs in the year ended December 31, 2009.

Note 8 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010 (Restated)*
Payroll and incentive compensation	$1,938	$3,586
Customs duty	9,698	9,044
Royalties	2,881	2,339
LaJobi Earnout Consideration	11,719	11,719
Other (a)	6,082	4,755

Total	$32,318	$31,443

(a)	No individual item exceeds five percent of current liabilities

*	See Note 19 for a description of the restatement in this 2011 10-K of specified previously-issued financial statements

Note 9 – Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The U.S. and foreign components of income (loss) from operations before income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2011	2010 (Restated)*	2009 (Restated)*
United States	$(40,337)	$20,036	$887
Foreign	201	990	1,129

	$(40,136)	$21,026	$2,016

*	See Note 19 for a description of the restatement in this 2011 10-K of specified previously-issued financial statements

Income tax provision (benefit) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2011	2010 (Restated)*	2009 (Restated)*
Current
Federal	$(1,426)	$(2,704)	$(3,522)
Foreign	198	77	447
State	35	561	322

Total Current	$(1,193)	$(2,066)	$(2,753)

Deferred
Federal	(390)	(11,789)	(3,746)
Foreign	21	260	—
State	72	(1,560)	(1,703)

Total Deferred	(297)	(13,089)	(5,449)

Total	$(1,490)	$(15,155)	$(8,202)

*	See Note 19 for a description of the restatement in this 2011 10-K of specified previously-issued financial statements

The tax benefit is primarily related to the book impairment charge of the Company’s intangible assets for approximately $15.5 million, which increased the Company’s deferred tax assets and overall deferred tax benefit. The deferred tax assets associated with the Company’s intangible assets all relate to prior taxable asset acquisitions where the intangible values assigned to the associated assets in purchase accounting are deductible for tax purposes. The intangible assets are being amortized for tax purposes over their respective lives. The deferred tax benefit was offset by an increase in the valuation allowances associated with deferred tax assets for foreign tax credit carry forwards of $12.0 million as a result of the Company’s current year net operating loss and scheduled expiration dates of the carry forwards as well as a change in the valuation allowance against deferred tax assets for capital loss carry forwards associated with the sale of the Company’s former gift business in light the TRC bankruptcy filing in the amount of $3.6 million. The Company has determined it is not more likely than not that the full value of these deferred tax assets will be realized by the Company.

The Company is anticipating it will have a loss for Federal income tax purposes for 2011. The Company has sufficient taxable income in 2009 and 2010 to utilize the anticipated loss. The Company estimates it will receive approximately a $2.1 million Federal income tax refund related to the net operating loss carry back and estimated tax overpayments, which has been recorded as a current income tax receivable.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

A reconciliation of the provision (benefit) for income taxes on operations with amounts computed at the statutory Federal rate (35% in 2011 and 2010, 34% in 2009) is shown below (in thousands):

	Years Ended December 31,
	2011	2010 (Restated)*	2009 (Restated)*
Income tax provision (benefit) at U.S. Federal statutory rate	$(14,048)	$7,359	$686
State income tax, net of Federal tax benefit	70	(650)	(911)
Foreign rate differences	147	132	63
Change in valuation allowance affecting income tax expense	15,350	(17,688)	(3,886)
Change in unrecognized tax benefits	187	(3,927)	(5,112)
Changes in federal rate used	—	(1,203)	1,127
Foreign tax credits/dividends	(3,413)	489	—
Other, net	217	333	(169)

	$(1,490)	$(15,155)	$(8,202)

*	See Note 19 for a description of the restatement in this 2011 10-K of specified previously-issued financial statements

The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, are as follows (in thousands):

	December 31,
	2011	2010 (Restated)*
Assets (Liabilities)
Deferred tax assets:
Inventories	$1,172	$1,591
Accruals / reserves	5,594	5,154
Investment impairments and unrealized losses	—	9,736
Capital loss carry forward	8,784	—
Foreign tax credit carry forward	15,155	9,222
State net operating loss carry forwards	1,088	1,026
Foreign net operating loss carry forwards	647	512
Intangible assets	39,702	29,870
Depreciation	39	—
Other	1,487	1,551

Gross deferred tax asset	73,668	58,662
Less: valuation allowance	(23,522)	(7,969)

Net deferred tax asset	50,146	50,693
Deferred tax liabilities:
Unrepatriated earnings of foreign subsidiaries	(333)	(722)
Depreciation	(120)	(230)
Other	(925)	(995)

Gross deferred tax liability	(1,378)	(1,947)

Total net deferred tax asset (liability)	$48,768	$48,746

*	See Note 19 for a description of the restatement in this 2011 10-K of specified previously-issued financial statements

A reclassification has been made to the December 31, 2010 balance of both deferred tax assets and valuation allowance to increase each such item by approximately $4.0 million for the portion of the proceeds of the gift sale reported in the Company’s 2008 U.S. federal tax return which were discounted to $0 for book purposes. The reclassification is necessary to match the deferred tax asset which was recorded for the $14.8 million impairment of the discounted note receivable and investment in TRC in 2009 to the total proceeds of the sale, which have been re-characterized as a $25.0 million capital loss for tax purposes in 2010.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

At December 31, 2011, and 2010, the Company has provided total valuation allowances of $23.5 million and $8.0 million, respectively, on those deferred tax assets for which management has determined that it is more likely than not that such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. The valuation allowance increased by approximately $15.5 million in 2011 primarily related to a change in the valuation allowance against deferred tax assets for foreign tax credit carry forwards of $12.0 million as a result of the Company’s current year net operating loss and scheduled expiration dates of the carry forwards as well as a change in the valuation allowance against deferred tax assets for capital loss carry forwards associated with the sale of the Company’s former gift business in light of the TRC bankruptcy filing in the amount of $3.6 million. The valuation allowance decreased by approximately $20.3 million in 2010 primarily related to the reduction in valuation allowance on the deferred tax asset for intangible amortization (approximately $19.7 million) as a result of current year tax amortization of intangible assets and the Company’s five-year financial projections, which indicate that future taxable income (exclusive of reversing temporary differences) will be sufficient to realize the Company’s existing deferred tax assets of $29.9 million, a decrease in valuation allowance related to foreign tax credit carry forwards (approximately $0.8 million) as a result of an increase in unrepatriated earnings and current year usage of foreign tax credit carry-forwards, and an increase in foreign net operating loss carry forwards (approximately $0.2 million). The change in valuation allowance in the rate reconciliation and the net change in the 2011 and 2010 balances of valuation allowance differ as a result of the portion of the valuation allowance pertaining to state tax-effected deferred tax assets of $0.2 million, which is included in State income tax, net of Federal tax benefit.

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings. At December 31, 2011 and 2010, the Company has recorded a deferred tax liability of $0.3 million and $0.7 million, respectively, related to the repatriation of its foreign subsidiaries’ undistributed earnings that are not treated as permanently reinvested due to the Company’s recent history of repatriation of these earnings. The Company has sufficient foreign tax credit carry forwards to offset this deferred tax liability.

The Company has state net operating loss carry forwards of $31.7 million which expire in 2018-2031, and foreign net operating loss carry forwards of $2.3 million which are indefinite in nature. The Company has foreign tax credits carry forwards of $15.1 million which expire in 2015-2021 and a capital loss carry forward of $23.0 million which expires in 2016.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010 (Restated)*
Balance at January 1	$542	$4,470
Increases related to prior year tax positions	372	50
Decreases related to prior year tax positions	—	(144)
Reductions due to lapsed statute of limitations	(185)	(3,834)

Balance at December 31	$729	$542

*	See Note 19 for a description of the restatement in this 2011 10-K of specified previously-issued financial statements

The above table includes interest and penalties of $149,000 as of December 31, 2011 and interest and penalties of $130,000 as of December 31, 2010. The Company has elected to record interest and penalties as an income tax expense, in accordance with applicable accounting standards. Included in the liability for unrecorded tax benefits as of December 31, 2011 is $512,000 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $655,000 within twelve months of December 31, 2011 and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The Company files federal and state income tax returns, as applicable, in the United States, Australia, the European Union, and the United Kingdom. The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the applicable tax jurisdiction. For U.S. federal income tax purposes, all years prior to 2008 are closed. The Company is currently under examination by the Internal Revenue Service for its consolidated federal income tax returns for 2008 and 2009. Although timing of the resolution and/or closure of audits is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months. In states and foreign jurisdictions, the years subsequent to 2007 remain open and are currently under examination or are subject to examination by the taxing authorities.

Note 10 – Weighted Average Common Shares

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

The requirements of the applicable accounting standard were effective for the Company as of January 1, 2009. As a result, the calculation of the number of weighted average common shares in the determination of the Company’s EPS for the first and second quarter of 2009 was adjusted to reflect the adoption of this standard and the effects of such recalculation were immaterial.

The weighted average common shares outstanding included in the computation of basic and diluted net earnings (loss) per share are set forth below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Weighted average common shares outstanding	21,671	21,547	21,371
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs (all of which may be settled in stock)	—	291	161

Weighted average common shares outstanding assuming dilution	21,671	21,838	21,532

The computation of net income per diluted common share for the years ended December 31, 2011, 2010, and 2009, excluded 662,804, 744,403 and 880,615 stock options, respectively, because their inclusion would be anti-dilutive as a result of the net loss in 2011 and as their exercise price exceeded the average market price in 2010 and 2009, respectively.

The computation of net income per diluted common share for the years ended December 31, 2011, 2010, and 2009, excluded 1,052,905, 341,058 and 278,000 stock appreciation rights (“SARs”) from the computation of diluted EPS because their inclusion would be anti-dilutive as a result of the net loss in 2011 and as their exercise price exceeded the average market price in 2010 and 2009, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Note 11 – Related Party Transactions

TRC and KID entered into a transition services agreement in connection with the sale of KID’s former gift business to TRC, pursuant to which TRC and KID provided certain specified services to each other, including, among other things, the sublease of certain office and warehouse space (and related services) by the Company from TRC and its subsidiaries. As of March 31, 2011, KID terminated all subleases of space from TRC, and is no longer utilizing TRC services for operational support. KID had accrued approximately $1.8 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively on its financial statements in connection therewith. See Note 3 for a description of the terms of the settlement agreement entered into in connection with TRC’s voluntary bankruptcy, which include, among other things, the set-off against a note payable by TRC to KID of all amounts owed by the Company to TRC and its subsidiaries, including the amounts described above (without the requirement of any cash payment). As a result of such set-off the Company has reduced the note receivable and the valuation reserve recorded against such note receivable by $2.0 million (which includes the $1.8 million accrued rent referenced above and $0.2 million of other liabilities to TRC extinguished by the settlement agreement) during the year ended December 31, 2011.

Note 12 – Leases

At December 31, 2011, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from 3 months to 6 years.

Rent expense for the years ended December 31, 2011, 2010, and 2009 amounted to approximately $3.5 million, $3.2 million and $2.9 million, respectively.

The approximate aggregate minimum future rental payments as of December 31, 2011, under operating leases are as follows (in thousands):

2012	$3,056
2013	2,384
2014	972
2015	1,013
2016	938
Thereafter	912

Total	$9,275

Note 13 – Share Repurchase Program

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990(the “1990 Program”)). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in the New Credit Agreement. The share repurchase program may be suspended or discontinued at any time without prior notice. The Company intends to finance the share repurchase program from available cash and/or proceeds under the New Credit Agreement (to the extent available therefor).

During the twelve-month periods ended December 31, 2011, 2010, and 2009, the Company did not repurchase any shares pursuant to the current share repurchase program, the 1990 Program or otherwise. The 1990 Program authorized KID to repurchase an aggregate of 7,000,000 shares of its common stock, and in connection therewith, a total of 5,643,284 shares had been repurchased in prior years. During the years ended December 31, 2011, 2010, and 2009, the Company issued from treasury stock 191,329, 65,631 and 30,977 shares, respectively, that had been previously purchased under the 1990 Program.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Note 14 –Shareholders’ Equity

Share-Based Compensation

Equity Plans

As of December 31, 2011, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans (however, no such awards were outstanding as of December 31, 2011). The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At December 31, 2011, 1,349,580 shares were available for issuance under the EI Plan.

The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At December 31, 2011, 6,663 shares were available for issuance under the 2009 ESPP, after giving effect to the 54,284 shares issued thereunder with respect to the 2011 plan year. The 2009 ESPP has been suspended for the 2012 and 2013 plan years.

Impact on Net (Loss)/Income

The components of share-based compensation expense for each of 2011, 2010, and 2009 follow:

	Years Ended December 31,
	2011	2010	2009
Stock option expense	$823,000	$907,000	$690,000
Restricted stock expense	355,000	433,000	525,000
Restricted stock unit expense	193,000	154,000	20,000
SAR expense	627,000	511,000	219,000
ESPP expense	182,000	127,000	151,000

Total share-based payment expense	$2,180,000	$2,132,000	$1,605,000

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the years ended December 31, 2011, 2010, and 2009. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Stock Options

Stock options are rights to purchase KID’s Common Stock in the future at a pre-determined per-share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock Options may be either “Incentive Stock Options’ (stock options which comply with Section 422 of the Code) or Non-Qualified Stock Options (stock options which are not Incentive Stock Options).

As of December 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.5 million, and is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of options granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the stock option. There were no stock options granted during the years ended December 31, 2011 and 2010. The assumptions used to estimate the fair value of the stock options granted during the year ended December 31, 2009 were as follows:

Year Ended December 31,
2009
Dividend yield	0.0%
Risk-free interest rate	2.45%
Volatility	80.0%
Expected term (years)	5.0
Weighted-average fair value of options granted	$4.32

Activity regarding outstanding options for 2011, 2010, and 2009 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options Outstanding as of December 31, 2008	1,941,379	$17.31
Options Granted	105,000	6.63
Options Forfeited/Cancelled*	(1,165,764)	19.49

Options Outstanding as of December 31, 2009	880,615	13.14
Options Granted	—	—
Options Forfeited/Cancelled*	(176,440)	11.61

Options Outstanding as of December 31, 2010	704,175	13.53
Options Granted	—	—
Options Forfeited/Cancelled*	(257,200)	15.23

Options Outstanding as of December 31, 2011	446,975	$12.55

Option price range at December 31, 2011	$6.63-$34.05

*	See disclosure below regarding forfeitures.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The aggregate intrinsic value of the unvested and vested outstanding stock options was $0, $239,250 and $0 at December 31, 2011, 2010 and 2009, respectively. The aggregate intrinsic value is the total pre-tax value of in-the-money options, which is the difference between the fair value at the measurement date and the exercise price of each option. There were no stock options exercised for the years ended December 31, 2011, 2010, and 2009. The weighted average fair value of stock options vested for the years ended December 31, 2011, 2010, and 2009, was $868,226, $806,518, and $805,215, respectively.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/11	Weighted Average Exercise Price
$ 34.05	975	2 Years	$34.05	975	$34.05
13.05	40,000	3.25 Years	13.05	40,000	13.05
13.06	15,000	3.25Years	13.06	15,000	13.06
11.52	20,000	4 Years	11.52	20,000	11.52
15.05	60,000	4.75 Years	15.05	60,000	15.05
14.90	10,000	5.5 Years	14.90	8,000	14.90
16.77	151,000	6 Years	16.77	120,800	16.77
7.28	75,000	6.5 Years	7.28	45,000	7.28
6.63	75,000	7.75 Years	6.63	30,000	6.63

	446,975		$12.55	339,775	$13.41

The weighted average remaining life of the outstanding options as of December 31, 2011, 2010, and 2009, is 5.8 years, 6.8 years, and 7.3 years, respectively.

A summary of the Company’s unvested stock options at December 31, 2011, and changes during 2011 is as follows:

Unvested stock options	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	278,200	$5.22
Granted	—	$—
Vested	(154,200)	$5.63
Forfeited/cancelled*	(16,800)	$5.21

Unvested options at December 31, 2011	107,200	$4.63

*	See disclosure below regarding forfeitures.

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

During the years ended December 31, 2011, 2010, and 2009, there were no shares of restricted stock issued under the EI Plan or otherwise. At December 31, 2011, there were 2,720 shares of restricted stock outstanding. These restricted stock grants have a vesting period of five years, with fair values (per share) at date of grant ranging from $14.90 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock effective on the date the award is made.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

A summary of the Company’s unvested restricted stock for the years 2011, 2010 and 2009 is as follows:

Unvested Restricted Stock	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2008	131,530	$16.14
Granted	—	—
Vested	(38,070)	$16.21
Forfeited/cancelled*	(36,480)	$16.53

Unvested restricted stock at December 31, 2009	56,980	$15.84
Granted	—	—
Vested	(25,550)	$15.94
Forfeited/cancelled*	(2,160)	$13.65

Unvested restricted stock at December 31, 2010	29,270	$15.91
Granted	—	—
Vested	(23,970)	$16.09
Forfeited/cancelled*	(2,580)	$13.65

Unvested restricted stock at December 31, 2011	2,720	$16.43

*	See disclosure below regarding forfeitures.

As of December 31, 2011, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $42,000, and is expected to be recognized over a weighted-average period of 1.0 years.

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

The fair value of each RSU grant is estimated on the grant date. The fair value of RSUs is set using the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant. There were 54,000, 157,750 and 30,000 RSU’s granted during the years ended December 31, 2011, 2010 and 2009, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The following table summarizes information about RSU activity:

Unvested RSUs	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2008	13,900	$6.43
Granted	30,000	$4.79
Vested	(2,780)	$6.43
Forfeited/cancelled*	—	—

Unvested at December 31, 2009	41,120	$5.23
Granted	157,750	$5.20
Vested	(8,740)	$5.30
Forfeited/cancelled*	(15,400)	$5.07

Unvested at December 31, 2010	174,730	$5.22
Granted	54,000	$5.80
Vested	(37,010)	$5.24
Forfeited/cancelled*	(43,160)	$5.04

Unvested at December 31, 2011	148,560	$5.47

*	See disclosure below regarding forfeitures.

As of December 31, 2011, there was approximately $0.7 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Stock Appreciation Rights

A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock, or a combination thereof as determined by the Plan Committee in an amount or value equal to the excess of (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years, and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. There were 182,500, 536,250 and 724,943 SARs granted during the years ended December 31, 2011, 2010, and 2009, respectively. SARs are accounted for at fair value at the date of grant in the consolidated income statement, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets. There were 176,043 SAR’s exercised in 2011, of which 1,100 were settled in cash. There were 55,180 SAR’s exercised in 2010, of which 24,089 were settled in cash. There were no SARs exercised in 2009.

The fair value of SARs is estimated on the date of grant using a Black-Scholes-Merton options pricing model using the assumptions discussed below. Expected volatilities are calculated based on the historical volatility of the Company’s stock. The expected term of SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that SARs granted are expected to be outstanding. Management monitors SAR exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors, and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the SAR. The assumptions used to estimate the fair value of the SARs granted during the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	—%	—%	—%
Risk-free interest rate	1.39%	2.24%	1.57%
Volatility	89.5%	83.2%	86.6%
Expected term (years)	4.5	5.0	3.95
Weighted-average fair value of SARs granted	$3.98	$3.78	$1.31

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Activity regarding outstanding SARs for 2011, 2010, and 2009 is as follows:

	All Stock Appreciation Rights Outstanding
	Shares	Weighted Average Exercise Price
SARs Outstanding as of December 31, 2008	118,000	$6.43
SARs Granted	724,943	$2.21
SARs exercised	—	—
SARs Forfeited/Cancelled*	(125,000)	$1.53

SARs Outstanding as of December 31, 2009	717,943	$3.02
SARs Granted	536,250	$5.67
SARs exercised	(55,180)	$4.84
SARs Forfeited/Cancelled*	(87,500)	$3.51

SARs Outstanding as of December 31, 2010	1,111,513	$4.17
SARs Granted	182,500	$6.08
SARs exercised	(176,043)	$1.44
SARs Forfeited/Cancelled*	(330,280)	$3.19

SARs Outstanding as of December 31, 2011	787,690	$5.63

SARs price range at December 31, 2011	$1.53-$9.86

*	See disclosure below regarding forfeitures.

The following table summarizes information about SARs outstanding at December 31, 2011:

	SARs Outstanding			SARs Exercisable
Exercise Prices	Number Outstanding at 12/31/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/11	Weighted Average Exercise Price
$ 6.43	104,340	6.75 Years	$6.43	61,300	$6.43
1.53	50,000	7.25 Years	1.53	20,000	1.53
5.34	10,000	7.5 Years	5.34	4,000	5.34
4.68	100,000	8.00 Years	4.68	50,000	4.68
4.79	30,000	8.25 Years	4.79	6,000	4.79
5.03	197,850	8.25 Years	5.03	40,050	5.03
9.86	6,000	8.25 Years	9.86	1,200	9.86
8.17	90,000	8.5 Years	8.17	18,000	8.17
7.35	17,000	8.5 Years	7.35	3,400	7.35
8.50	50,000	9.0 Years	8.50	—	—
7.02	15,000	9.25 Years	7.02	—	—
4.65	20,000	9.50 Years	4.65	—	—
5.17	85,500	9.50 Years	5.17	—	—
3.65	12,000	9.50 Years	3.65	—	—

	787,690		$5.63	203,950	$5.37

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The weighted average remaining life of the outstanding SARs as of December 31, 2011, 2010 and 2009 is 8.2 years, 8.6 years and 8.7 years, respectively.

A summary of the Company’s unvested SARs at December 31, 2011, and changes during 2011 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2010	888,830	$2.90
Granted	182,500	$3.98
Vested	(227,310)	$2.79
Forfeited*	(260,280)	$2.08

Unvested, December 31, 2011	583,740	$3.64

*	See disclosure below regarding forfeitures.

As of December 31, 2011, there was approximately $1.8 million of unrecognized compensation cost related to non-vested SARs. That cost is expected to be recognized over a weighted average period of 3.2 years.

The aggregate intrinsic value of the non-vested and vested outstanding SARs at December 31, 2011, 2010, and 2009, was $81,500, $4,877,000 and $1,273,000, respectively. The aggregate intrinsic value is the total pre-tax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. The weighted average fair value of SARs vested for the years ended December 31, 2011, 2010, and 2009, was $634,000, $270,000 and $155,000, respectively.

Option/SAR Forfeitures

All of the forfeited Options/SARs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of non-vested and/or vested but unexercised Options/SARs. Pursuant to the Company’s equity compensation plans, upon the termination of employment of a grantee, such grantee’s outstanding unexercised Options/SARs are typically cancelled and deemed terminated as of the date of termination; provided, that if the termination is not for cause, all vested Options/SARs generally remain outstanding for a period ranging from 30 to 90 days, and then expire to the extent not exercised. Notwithstanding the foregoing, with respect to the termination of the employment with the Company of Bruce G. Crain, the Company’s former CEO as of September 12, 2011, an aggregate of 80,000 unvested options that would otherwise have been forfeited in connection with such termination were automatically vested in accordance with the terms of his employment agreement with the Company. Such accelerated options remained exercisable until December 11, 2011, and then terminated. The acceleration of Mr. Crain’s vesting resulted in acceleration of compensation expense.

Restricted Stock/RSU Forfeitures

All of the forfeited Restricted Stock and RSUs described in the chart above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested Restricted Stock and RSUs. Pursuant to the award agreements governing the Company’s Restricted Stock and RSUs, upon a grantee’s termination of employment, such grantee’s outstanding unvested Restricted Stock and RSUs are forfeited, except in the event of disability or death, in which case all restrictions lapse. Notwithstanding the foregoing, with respect to Mr. Crain’s termination of employment as of September 12, 2011, an aggregate of 21,250 unvested shares of restricted stock that would otherwise have been forfeited in connection with such termination were automatically vested in accordance with the terms of his employment agreement with the Company. The acceleration of Mr. Crain’s vesting resulted in acceleration of compensation expense.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Employee Stock Purchase Plan

Under the 2009 ESPP, eligible employees are provided the opportunity to purchase the Company’s common stock at a discount. Pursuant to the 2009 ESPP, options are granted to participants as of the first trading day of each plan year, which is the calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee may elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee shall have the right to purchase Company common stock under the 2009 ESPP that has a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price is the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. If an employee does not elect to exercise his or her option, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her option expires. At December 31, 2011 and 2010, the 2009 ESPP had 6,663 and 60,947 shares reserved for future issuance, respectively (in each case after giving effect to the shares issued thereunder with respect to each such plan year). At December 31, 2011, there were 73 enrolled participants in the 2009 ESPP. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013.

The following table summarizes the exercise prices of options exercised under the 2009 ESPP, and the aggregate number of shares purchased thereunder, for each of 2011, 2010 and 2009 plan years.

	Employee Stock Purchase Plan
	2011	2010	2009
Exercise Price	$2.69	$3.98	$2.95
Shares Purchased	54,284	61,149	77,904

The fair value of each option granted under the 2009 ESPP is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.29%	0.45%	.40%
Volatility	73.5%	89.2%	129%
Expected term (years)	1.0	1.0	1.0

Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under each of the 2009 ESPP is one year, or the equivalent of the annual plan year.

Note 15 – 401(k) Plan

KID and its U.S. subsidiaries maintain 401(k) Plans to which employees may, up to certain prescribed limits, contribute a portion of their compensation, and a portion of these contributions is matched by the relevant employer (other than CoCaLo). The provision for contributions charged to operations for the years ended December 31, 2011, 2010, and 2009, was approximately $0.3 million, $0.4 million and $0.3 million, respectively.

Note 16 – Concentrations of Risk and Geographic Information

The following table represents net sales and assets of the Company by geographic area (in thousands):

	Year Ended December 31,
	2011	2010 (Restated)*	2009 (Restated)*
Net domestic sales	$243,003	$266,347	$235,390
Net foreign sales (Australia and United Kingdom)**	9,607	9,430	8,546

Total net sales	$252,610	$275,777	$243,936

Domestic assets	$186,424	$250,781
Foreign assets (Australia and United Kingdom)	6,422	4,514

Total assets	$192,846	$255,295

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The Company’s consolidated foreign sales from operations, including export sales from the United States, aggregated $18.9 million, $22.9 million and $19.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

*	See Note 19 for a description of the restatement in this 2011 10-K of specified previously-issued financial statements.

**	Excludes export sales from the United States

A measure of profit or loss and long lived assets for each of the last three fiscal years can be found in the Consolidated Statements of Operations and the Consolidated Balance Sheets, respectively.

The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Toys and Entertainment, Accessories and Décor, and Other. Soft Good Basics includes bedding, blankets and mattresses. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Soft Good Basics	38.3%	38.1%	44.6%
Hard Good Basics	35.5%	38.9%	33.3%
Toys and Entertainment	14.2%	11.8%	10.0%
Accessories and Décor	10.1%	10.3%	11.2%
Other	1.9%	0.9%	0.9%

Total	100.0%	100.0%	100.0%

During 2011, 2010, and 2009, approximately 74%, 74%, and 67%, respectively, of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which generally provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company. In addition, certain categories of wooden bedroom furniture previously imported from the PRC by the Company’s LaJobi subsidiary were also subject to anti-dumping duties. See Note 17.

In 2011, 2010, and 2009, the suppliers accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 24%, 18%, and 20%, respectively, of such purchases and the five largest suppliers accounted for approximately 48%, 44%, and 46%, respectively, in the aggregate.

See Note 5 above for information regarding dependence on certain large customers.

Note 17 – Litigation, Commitments and Contingencies

(a)    LaJobi Customs, LaJobi Earnout Consideration and Asia Staffing Matters

In late December 2010, the Company’s LaJobi subsidiary was selected by U.S. Customs and Border Protection (“U.S. Customs”) for a “Focused Assessment” of its import practices and procedures (an evaluation by U.S. Customs of a company’s ability to comply with Customs requirements, and not an enforcement audit or a program intended to discover wrongdoing), which Focused Assessment commenced on January 19, 2011. In preparing for the Focused Assessment, the Company found certain potential issues with respect to LaJobi’s import practices. As a result, the Board initiated an investigation, supervised by a Special Committee of three non-management members of the Board. The Board’s investigation found instances at LaJobi in which incorrect anti-dumping duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping laws. On the basis of the investigation, the Board concluded that there was misconduct involved on the part of certain LaJobi employees in connection with the incorrect payment of duties, including misidentifying the manufacturer, shipper and description of products. As a result, effective March 14, 2011, LaJobi’s President, Lawrence Bivona, and LaJobi’s Managing Director of operations were both terminated from employment. Promptly upon becoming aware of the issues and related misconduct described above, the Company voluntarily disclosed its findings to the SEC on an informal basis and is cooperating with the Staff of the SEC. See “SEC Informal Investigation” in paragraph (d) below.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The Company expects to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of anti-dumping duty, and remit payment of duty not paid, with interest thereon. Accordingly, prior to the restatement of the Prior Financial Statements herein as described in Note 19, the Company had recorded charges of approximately: (i) $6,860,000 (which includes approximately $340,000 of interest) for the quarter and year ended December 31, 2010; (ii) $382,000 (which includes approximately $55,000 of interest) for the quarter ended March 31, 2011; (iii) $55,000 in related interest for the quarter ended June 30, 2011; and (iv) $56,000 in related interest expense for the quarter ended September 30, 2011, in each case for duties (or related interest) the Company anticipated will be owed to U.S. Customs by LaJobi in respect of the matters discussed above. As a result of the restatement of the Prior Financial Statements herein (as discussed in Note 19), however, the amounts previously recorded in the quarter and year ended December 31, 2010 (and interest amounts for subsequent periods) have been recorded in this 2011 10-K in the periods to which they relate. In addition, based upon current assumptions and information, the Company has revised its calculations of the total amount of anti-dumping duty that it anticipates will be owed to U.S. Customs by LaJobi and in connection therewith, has recorded additional custom duties charges in the aggregate amount of $314,000 all of which have been recorded in the periods to which they relate as part of the restatement of the Prior Financial Statements, and has also recorded in the quarter ended December 31, 2011 a charge for additional accrued interest of $101,000. Accordingly, the aggregate amount accrued by the Company during the period commencing April 2, 2008 through December 31, 2011 with respect to anti-dumping duties and related interest that it anticipates will be owed to U.S. Customs by LaJobi is $7,769,000, which amount includes approximately $607,000 in interest. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As the Focused Assessment is still pending, however, it is possible that the actual amount of duty owed for the period covered thereby will be higher upon completion thereof, and in any event, additional interest will continue to accrue on the amounts the Company currently anticipates the Company will owe until payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duty owed, and additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and has established alternate vendor arrangements for the relevant products in countries that are not subject to such anti-dumping duties, and the Company believes that its ability to procure the affected categories of wooden bedroom furniture has not been materially adversely affected. The Company is committed to working closely with U.S. Customs to address issues relating to incorrect duties. The Company has also initiated certain enhancements to its processes and procedures in areas where underpayments were found, and continues to review these and possibly other remedial measures. In addition, there can be no assurance that the Company’s licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above; however, to date, the Company is unaware of any such adverse actions.

As a result of the accrual previously recorded in the fourth quarter and year ended December 31, 2010 for anticipated duty (and interest thereon) owed by LaJobi to U.S. Customs (which as a result of the restatement are now recorded in the periods to which they relate) and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no LaJobi Earnout Consideration (and therefore no related finder’s fee) was payable. Accordingly, prior to the restatement of the Prior Financial Statements herein, the Company had not recorded any amounts related thereto in the Company’s financial statements (the Company had previously disclosed a potential earnout payment of approximately $12.0 to $15.0 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi).

As has been previously disclosed, the Company received a letter on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi earnout consideration to Mr. Bivona in the amount of $15.0 million, and a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause”, violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother and the LaJobi seller.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Because the restatement of the Prior Financial Statements results in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi earnout under the agreement governing the purchase of the LaJobi assets, applicable accounting standards require that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the restatement of the Prior Financial Statements herein, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we intend to vigorously defend against all of Mr. Bivona’s claims, and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the LaJobi seller could result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Note 7 of the Notes to Consolidated Financial Statements for a description of the August 2011 refinancing of the Company’s senior secured financing facility, including a discussion of conditions precedent to any LaJobi earnout payment requirements and the impact of any such payment on our required financial covenants.

In addition, as has been previously disclosed, the Asia payment and staffing practices utilized by our LaJobi subsidiary during 2010 were likely not in compliance with certain foreign laws in various jurisdictions. However, we currently do not believe that such matters (individually or in the aggregate) will have a material adverse effect on the Company, (and we have not accrued any amounts to date in connection therewith), although there can be no assurance that this will be the case. LaJobi has since discontinued such practices, and the Company has taken corrective action. Specifically, we have established subsidiaries in the PRC, Hong Kong and Thailand to oversee our quality assurance activities in Asia, and have retained the full-time services of such individuals, either directly through such subsidiaries, or through third party outsource agencies, which we believe to be in compliance with applicable laws of the relevant Asian countries. There can be no assurance, however, that applicable governmental authorities will not impose taxes or penalties or other measures with respect to staffing and related payment practices previously utilized by LaJobi, or that our licensors, vendors and/or retail partners will not take adverse action under applicable agreements with us (or otherwise) as a result of such potential compliance issues (although we are unaware of any such actions to date).

(b)    Customs Compliance Investigation

Following the discovery of the matters described above with respect to LaJobi, our Board authorized a review, supervised by the Special Committee and conducted by outside counsel, of customs compliance practices at the Company’s non-LaJobi operating subsidiaries, consisting of Kids Line, CoCaLo and Sassy (the “Customs Review”). In connection therewith, the Special Committee has identified instances in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications of certain products imported by CoCaLo. As a result of these findings to date, the Company currently estimates that it will incur aggregate costs of approximately $2,921,000 (pretax) which includes $298,000 in interest relating to customs duty for the years ended 2006 through 2011. Prior to the restatement of the Prior Financial Statements, the Company recorded $2.2 million in cost of sales and $0.2 million in interest expense for the three and six months ended June 30, 2011 (the period of discovery) and an additional $30,000 in interest expense for the three months ended September 30, 2011. As a result of the restatement of the Prior Financial Statements herein (as discussed in Note 19 of Notes to Consolidated Financial Statements), however, the amounts previously recorded in the three and six months ended June 30, 2011 (and interest amounts for subsequent periods) have now been recorded in this 2011 10-K in the periods to which they relate. In addition, based upon current assumptions and information, the Company has revised its calculations of the total amount of customs duty that it anticipates will be owed to U.S. Customs and in connection therewith, has recorded additional custom duties charges in the aggregate amount of $461,000, all of which have been recorded in the periods to which they relate as part of the restatement of the Prior Financial Statements, and has also recorded in the quarter ended December 31, 2011 a charge for additional accrued interest of $76,000. As the Customs Review is still pending, however, it is possible that the actual amount of duty owed will be higher upon its completion and, in any event, additional interest will continue to accrue until payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of any such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties owed, and additional fines, penalties or other measures, the Company cannot currently estimate the amount of loss (or range of loss), if any, in connection therewith. Promptly after becoming aware of the foregoing, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues. Following the completion of the Customs Review, the Company intends to remit to U.S. Customs the amount of duties owed and any interest and penalties thereon. Our Board has also authorized an investigation, supervised by the Special Committee and conducted by a second outside counsel, to more fully review the customs practices at these operating subsidiaries, including whether there was any misconduct by personnel (the “Customs Investigation”). The Company has also voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. Because the Customs Investigation is ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

(c)    Putative Class Action and Derivative Litigations

Putative Class Action. On March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Putative Class Action”). The Putative Class Action was brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired KID’s common stock between March 26, 2010 and March 15, 2011. In addition to KID, Bruce G. Crain, KID’s then- President, Chief Executive Officer and a member of KID’s Board, Guy A. Paglinco, KID’s Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of KID’s Board, as well as Lauren Krueger and John Schaefer, each a former member of KID’s Board, were named as defendants.

The Putative Class Action alleged one claim for relief pursuant to Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and a second claim pursuant to the Exchange Act, claiming generally that the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding compliance with customs laws, the Company’s financial reports and internal controls. The Putative Class Action did not state the size of the putative class. The Putative Class Action sought compensatory damages but did not quantify the amount of damages sought. The Putative Class Action also sought unspecified extraordinary and injunctive relief, the costs and disbursements of the lawsuit, including attorneys’ and experts’ fees and costs, and such equitable relief as the court deemed just and proper. By order dated July 26, 2011, Shah Rahman was appointed lead plaintiff pursuant to Section 21D (a) (3) (B) of the Exchange Act.

On September 26, 2011, an amended complaint was filed by the lead plaintiff which asserted additional allegations, extended the putative class to all those who purchased or otherwise acquired KID’s common stock between March 26, 2010 and August 16, 2011, and eliminated several of the named defendants other than KID, Bruce G. Crain, Guy A. Paglinco and Raphael Benaroya. The amended complaint was dismissed without prejudice against Raphael Benaroya by a Notice of Voluntary Dismissal filed by the lead plaintiff on October 21, 2011 and so ordered by the Court on October 25, 2011.

On November 10, 2011 KID and individual defendants Bruce G. Crain and Guy A. Paglinco (collectively “Defendants”) moved to dismiss the amended complaint pursuant to Federal Rules of Civil Procedure 9(b) and 12(b)(6) and the Private Securities Litigation Reform Act, 15 U.S.C. § 74u-4. Briefing on Defendants’ motions to dismiss was completed on January 15, 2012. On March 7, 2012, the Court issued an opinion and order granting Defendants’ motions to dismiss the amended complaint without prejudice. The Court ordered that plaintiff may file another amended complaint with sixty (60) days of the March 7th Order. To date, no amended complaint has been filed.

The Company intends to continue to defend the Putative Class Action vigorously, if necessary, and has notified its insurance carriers of the existence of the action; however, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

Putative Shareholder Derivative Action. On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s then CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board, and John Schaefer, a former member of KID’s Board (collectively, the “Defendants”). In addition, KID was named as a nominal defendant.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The Putative Derivative Action alleged, among other things, that the Defendants breached their fiduciary duties to the Company by allegedly failing to oversee and disclose alleged misconduct at KID’s LaJobi subsidiary relating to LaJobi’s compliance with certain U.S. customs laws. In addition to asserting the breach of fiduciary duty claim, the complaint also asserted claims of gross mismanagement, abuse of control and commission of corporate waste and unjust enrichment. The Putative Derivative Action sought monetary damages against the individual Defendants in an unspecified amount together with interest, in addition to exemplary damages, the costs and disbursements of the lawsuit, including attorneys’ and experts’ fees and costs, and such equitable relief as the court deems just and proper.

On July 25, 2011, the individual Defendants and nominal defendant KID moved to dismiss the complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1. On October 24, 2011, the Court granted Defendants’ motion to dismiss without prejudice with leave for plaintiff to amend the complaint. The Court ruled that plaintiff failed to satisfy applicable pleading standards required to bring a shareholder derivative claim.

On November 23, 2011, City of Roseville Employees’ Retirement System sent a letter to KID demanding to inspect certain books and records of the company pursuant to New Jersey state law. The demand requested to inspect documents relating to LaJobi’s compliance with U.S. customs laws to determine whether the City of Roseville Employees’ Retirement System will amend its complaint in the Derivative Action. On March 1, 2012, the Company indicated in a letter that it had provided all the documents to which City of Roseville Employees’ Retirement System is entitled under New Jersey law.

The Company notified its insurance carriers of the Putative Derivative Action. While the Company incurred costs in connection with the defense of this lawsuit, and may incur additional costs (which costs were or will be expensed as incurred), the lawsuit did not seek monetary damages against the Company, and no amounts have been accrued in connection therewith.

(d)    SEC Informal Investigation

As noted above, the Company voluntarily disclosed to the SEC the findings of its internal investigation of LaJobi’s customs and Asia staffing practices. On June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. Subsequent thereto, the Company voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation or the impact such investigation may have on the Company’s financial condition or results of operations.

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

(f)    Wages and Hours Putative Class Action

On November 3, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, encaptioned Guadalupe Navarro v. Kids Line, LLC (the “Wages and Hours Action”). The Wages and Hours Action was brought by one plaintiff on behalf of a putative class for damages and equitable relief for: (i) failure to pay minimum, contractual and/or overtime wages (including for former employees with respect to their final wages), and failure to provide adequate meal breaks, in each case based on defendant’s time tracking system and automatic deduction and related policies; (ii) statutory penalties for failure to provide accurate wage statements; (iii) waiting time penalties in the form of continuation wages for failure to timely pay terminated employees; and (iv) penalties under the Private Attorneys General Act (PAGA). Plaintiff seeks wages for all hours worked, overtime wages for all overtime worked, statutory penalties under Labor Code Section 226(e), and Labor Code Section 203, restitution for unfair competition under Business and Professions Code Section 17203 of all monies owed, compensation for missed meal breaks, and injunctive relief. The complaint also seeks unspecified liquidated and other damages, statutory penalties, reasonable attorney’s fees, costs of suit, interest, and such other relief as the court deems just and proper. Although the total amount claimed is not set forth in the complaint, the complaint asserts that the plaintiff and the class members are not seeking more than $4.9 million in damages at this time (with a statement that plaintiff will amend his complaint in the event that the plaintiff and class members’ claims exceed $4.9 million).

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The Company intends to vigorously defend the Wages and Hours Action. Based on currently available information, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. As a result, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

(g)    TRC Landlord Litigation

In connection with the sale by KID of its former gift business in December 2008 to TRC, KID and U.S. Gift, KID’s subsidiary at the time and currently a subsidiary of TRC, sent a notice of termination with respect to the TRC Lease. Although the TRC Lease became the obligation of TRC (through is ownership of U.S. Gift), KID remained potentially obligated for rental and other specified payments due thereunder (to the extent they were owed but not paid by U.S. Gift).

On July 18, 2011, the TRC Landlord filed a complaint in the Superior Court of New Jersey Law Division: Middlesex County, alleging that KID had breached the TRC Lease and a related assignment by failing to pay rent and other charges due and owing to the TRC Landlord by U.S. Gift pursuant to the TRC Lease, in an aggregate amount of approximately $12 million as of June 11, 2011 (the “Complaint”). As disclosed in the September 30, 2011 Form 10-Q, KID had accrued $1.1 million for potential liabilities for rental and related charges owed by U.S. Gift under the TRC Lease, and stated that it could not assess its potential liability for other amounts allegedly owed thereunder.

As of January 20, 2012, KID and the TRC Landlord entered into a General Release and Settlement Agreement, pursuant to which: (i) KID (without admission of liability) agreed to pay the TRC Landlord $1.4 million in full and final satisfaction and settlement of all claims asserted against KID in the Complaint, and (ii) the TRC Landlord and related releasing parties released KID and other specified releases from all claims against them, including any claims arising out of matters asserted in the Complaint. KID paid the settlement amount on February 21, 2012, and the TRC Landlord dismissed the Complaint with prejudice on March 15, 2012.

(h)    Share Repurchase Program

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in the New Credit Agreement, which, in addition to limits on revolver availability and a stricter consolidated leverage ratio for this purpose (0.25x less than the maximum then-permitted), limits the aggregate amount that can be expended on share repurchases and dividends to $5.0 million until the LaJobi Focused Assessment has been concluded and all duty amounts required thereby have been paid (see Note 7 above). The share repurchase program may be suspended or discontinued at any time without prior notice. The Company intends to finance the share repurchase program from available cash and/or proceeds under the New Credit Agreement (to the extent available therefor).

(i)    Other

In addition to the proceedings described above, in the ordinary course of its business, the Company is from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to any such actions that are currently pending will not, individually or in the aggregate, materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows. KID may also remain obligated with respect to certain contracts and other obligations of its former gift business that were not novated in connection with their transfer. No payments have been made by KID in connection with the contracts described in the preceding sentence to date (other than with respect to the TRC Lease), nor is KID aware of any remaining potential obligations, but there can be no assurance that payments will not be required of KID in the future with respect thereto.

The Company has approximately $39.5 million in outstanding purchase commitments at December 31, 2011, consisting primarily of purchase orders for inventory.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Although the Company does not believe its business is dependent on any single license, the Graco® license (which expires on December 31, 2013, subject to renewals) and the Carter’s® license (which expires on December 31, 2012, subject to renewals) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2012, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2012) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case (other than Garanimals® which commenced in 2010) for the last three years ended December 31, 2011. While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on the Company’s results of operations. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $18.4 million, of which approximately $9.8 million remained unpaid at December 31, 2011. Royalty expense for the years ended December 31, 2011, 2010, and 2009 was $8.9 million, $7.7 million, and $6.4 million, respectively.

As of December 31, 2011, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.6 million upon the occurrence of specified events.

Note 18 – Quarterly Financial Information (Unaudited)

The following quarterly financial data for the four quarters ended December 31, 2011, and 2010, was derived from unaudited financial statements and includes all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

As is described in Note 19 below, the impact of the restatement of the Prior Financial Statements is included with respect to the unaudited quarterly financial statements presented below.

The quarter ended December 31, 2011 includes non-cash impairment charges of: (i) $11.7 million with respect to the total impairment of the Company’s goodwill, (ii) $9.9 million with respect to the impairment of the Company’s LaJobi trade name, and (iii) $19.0 million with respect to the impairment of the Company’s Kid’s Line customer relationships. See Note 4.

	For Quarters Ended
2011	March 31 (Restated)	June 30 (Restated)	September 30 (Restated)	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$59,836	$60,292	$69,475	$63,007
Gross profit	16,094	16, 342	18,476	(15,064)
Income (loss) from operations	724	3,554	2,171	(41,695)
Net income (loss)	$(480)	$(2,558)	$(177)	$(35,431)

Basic Earnings (Loss) per Common Share	$(0.02)	$(0.12)	$(0.01)	$(1.63)

Diluted Earnings (Loss) per Common Share	$(0.02)	$(0.12)	$(0.01)	$(1.63)

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

	For Quarters Ended
2010	March 31 (Restated)	June 30 (Restated)	September30 (Restated)	December 31 (Restated)
	(Dollars in Thousands, Except Per Share Data)
Net sales	$61,474	$67,921	$71,128	$75,254
Gross profit	17,695	19,873	19,233	22,008
Income (loss) from operations	5,682	7,063	5,523	6,602
Net income (loss)	$2,851	$3,937	$3,074	$26,319

Basic Earnings (Loss) per Common Share	$0.13	$0.18	$0.14	$1.22

Diluted Earnings (Loss) per Common Share	$0.13	$0.18	$0.14	$1.20

Earnings per share are computed independently for each of the quarters presented and the cumulative amount may not agree to annual earnings per share.

Note 19 – Restatement

The Company previously recorded charges of approximately $6.86 million (which included approximately $340,000 of interest) for the quarter and year ended December 31, 2010 (the period of discovery) relating to aggregate anti-dumping duties and interest the Company anticipates will be owed to U.S. Customs by LaJobi for the period commencing in April 2008 (when the Company acquired LaJobi’s assets) through December 31, 2010. In addition, the Company previously recorded charges of approximately $2.4 million (which includes approximately $200,000 of interest) for the quarter ended June 30, 2011 (the period of discovery), relating to aggregate customs duties and interest the Company anticipates will be owed to U.S. Customs by Kids Line and CoCaLo for the years ended 2006 through 2010 and the six months ended June 30, 2011. In each case, the anticipated duties were recorded in costs of sales, and the related interest was recorded in interest expense. See Note 17.

Although it was the initial determination of the Company’s management that the impact of the aggregate charges described above was immaterial to prior periods, after various submissions to and discussions with the Staff of the SEC (the “Staff”) on this matter, and in recognition of the Staff’s position with respect thereto (and not as a result of the discovery of new facts or information), management and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company (the “Board”) met and determined on February 14, 2012 (which determination was subsequently ratified by the Board), that it was necessary to restate the Company’s audited consolidated financial statements as of December 31, 2010 and for the three years ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”), as well as its unaudited interim consolidated financial statements as of and for the quarter and year to date periods ended March 31, 2011, June 30, 2011 and September 30, 2011, and related 2010 comparative prior quarter and year to date periods, as included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 (collectively, the “Prior Financial Statements”). As a result, on February 14, 2012, management and the Audit Committee determined that the Prior Financial Statements should no longer be relied upon.

The restatement of the Prior Financial Statements has been implemented as follows. This Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) restates all periods presented herein, as applicable, to reflect the recording of the anticipated anti-dumping duty (and related interest) payment requirements of the Company’s LaJobi subsidiary and anticipated customs duty (and related interest) payment requirements of the Company’s Kids Line and CoCaLo subsidiaries described above in the respective periods to which such liabilities relate. This 2011 10-K also includes the impact of such adjustments on the applicable unaudited quarterly financial information presented in Note 18. In addition, the Company’s Quarterly Reports on Form 10-Q during 2012 will restate applicable 2011 comparable prior quarter and year to date periods.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for quarterly and annual periods ended prior to December 31, 2011 have not been and will not be amended.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

The combined impact of the adjustments to (and the addition of) specified line items in the Prior Financial Statements resulting from the restatement is set forth below. The restatement had no effect on net cash provided by (used in) operating, investing or financing cash flows. The restatement had a cumulative impact of $1,712,000 on equity for the years 2006-2008. The restatement of the Prior Financial Statements also includes the impact of a liability required to be recorded at December 31, 2010 by applicable accounting standards for potential LaJobi Earnout Consideration, a required corresponding offset in equal amount to goodwill related to its 2008 acquisition of LaJobi, all of which goodwill was subsequently determined to be impaired at December 31, 2011 (see Note 4 of the Notes to Consolidated Financial Statements).

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Annual Impacts

CHANGES TO 2010 CONSOLIDATED BALANCE SHEET

	As Reported December 31, 2010	Adjustments(1)	As Restated December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,075	$—	$1,075
Accounts receivable—trade, less allowances of $6,934 in 2010	55,270	—	55,270
Inventories, net	48,564	—	48,564
Prepaid expenses and other current assets	3,843	—	3,843
Income tax receivable	307	—	307
Deferred income taxes	6,372	1,020	7,392

Total current assets	115,431	1,020	116,451
Property, plant and equipment, net	5,030	—	5,030
Intangible assets	77,154	—	77,154
Goodwill	—	11,719	11,719
Note receivable, net allowance of $16,648 in 2010	—	—	—
Deferred income taxes	41,626	60	41,686
Other assets	3,255	—	3,255

Total assets	$242,496	$12,799	$255,295

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,526	$—	$13,526
Short-term debt	18,595	—	18,595
Accounts payable	22,940	—	22,940
Accrued expenses	16,954	14,489	31,443
Income taxes payable	207	—	207

Total current liabilities	72,222	14,489	86,711
Income taxes payable non-current	37	—	37
Deferred income taxes	332	—	332
Long-term debt, excluding current portion	41,000	—	41,000
Other long-term liabilities	923	—	923

Total liabilities	114,514	14,489	129,003
Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 26,727,780 shares at December 31, 2010	2,674	—	2,674
Additional paid-in capital	90,645	—	90,645
Retained earnings	135,049	(1,690)	133,359
Accumulated other comprehensive income	503	—	503
Treasury stock, at cost, 5,162,354 shares at December 31, 2010	(100,889)	—	(100,889)

Total shareholders’ equity	127,982	(1,690)	126,292

Total liabilities and shareholders’ equity	$242,496	$12,799	$255,295

(1)	Adjustment includes cumulative effect from the restatement of prior periods.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

CHANGES TO 2010 CONSOLIDATED STATEMENT OF OPERATIONS

	As Reported 2010	Adjustments	As Restated 2010

Net sales	$275,777	$—	$275,777
Cost of sales	199,483	(2,515)	196,968

Gross profit	76,294	2,515	78,809
Selling, general and administrative expenses	53,939	—	53,939

Income (loss) from operations	22,355	2,515	24,870

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(4,210)	47	(4,163)
Interest and investment income	11	—	11
Other, net	308	—	308

	(3,891)	47	(3,844)

(Loss) income from operations before income tax (benefit)	18,464	2,562	21,026
Income tax (benefit) provision	(16,208)	1,053	(15,155)

Net (loss) income	$34,672	$1,509	$36,181

Basic (loss) earnings per share:	$1.61	$0.07	$1.68

Diluted (loss) earnings per share:	$1.59	$0.07	$1.66

Weighted Average Shares:
Basic	21,547,000	21,547,000	21,547,000

Diluted	21,838,000	21,838,000	21,838,000

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

CHANGES TO 2009 CONSOLIDATED STATEMENT OF OPERATIONS

	As Reported 2009	Adjustments	As Restated 2009

Net sales	$243,936	$—	$243,936
Cost of sales	168,741	2,355	171,096

Gross profit	75,195	(2,355)	72,840
Selling, general and administrative expenses	48,583	—	48,583
Impairment of investment and valuation reserve	15,620	—	15,620

Total operating expenses	64,203	—	64,203

Income (loss) from operations	10,992	(2,355)	8,637

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(6,620)	(172)	(6,792)
Interest and investment income	10	—	10
Other, net	161	—	161

	(6,449)	(172)	(6,621)

(Loss) income from operations before income tax (benefit)	4,543	(2,527)	2,016
Income tax provision (benefit)	(7,162)	(1,040)	(8,202)

Net (loss) income	$11,705	$(1,487)	$10,218

Basic (loss) earnings per share:	$0.55	$(0.07)	$0.48

Diluted (loss) earnings per share:	$0.54	$(0.07)	$0.47

Weighted Average Shares:
Basic	21,371,000	21,371,000	21,371,000

Diluted	21,532,000	21,532,000	21,532,000

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

Quarterly Impacts

2011

	For Quarter Ended September 30, 2011
Unaudited	As Reported	Adjustments	As Restated
	(Dollars in Thousands, Except Per Share Data)
Net sales	$69,475	$—	$69,475
Gross profit	18,561	(85)	18,476
Income (loss) from operations	2,256	(85)	2,171
Net (loss) income	$(80)	$(97)	$(177)

Basic (Loss) Earnings per Common Share	$(0.00)	$(0.01)	$(0.01)

Diluted (Loss) Earnings per Common Share	$(0.00)	$(0.01)	$(0.01)

	For Quarter Ended June 30, 2011
	As Reported	Adjustments	As Restated
	(Dollars in Thousands, Except Per Share Data)
Net sales	$60,292	$—	$60,292
Gross profit	14,338	2,004	16,342
Income (loss) from operations	1,550	2,004	3,554
Net (loss) income	$(3,962)	$1,404	$(2,558)

Basic (Loss) Earnings per Common Share	$(0.18)	$0.06	$(0.12)

Diluted (Loss) Earnings per Common Share	$(0.18)	$0.06	$(0.12)

	For Quarter Ended March 31, 2011
	As Reported	Adjustments	As Restated
	(Dollars in Thousands, Except Per Share Data)
Net sales	$59,836	$—	$59,836
Gross profit	16,266	172	16,094
Income (loss) from operations	896	172	724
Net (loss) income	$(213)	$(267)	$(480)

Basic (Loss) Earnings per Common Share	$(0.01)	$(0.01)	$(0.02)

Diluted (Loss) Earnings per Common Share	$(0.01)	$(0.01)	$(0.02)

2010

	For Quarter Ended December 31, 2010
	As Reported	Adjustments	As Restated
	(Dollars in Thousands, Except Per Share Data)
Net sales	$75,254	$—	$75,254
Gross profit	16,282	5,726	22,008
Income (loss) from operations	876	5,726	6,602
Net income (loss)	$22,768	$3,551	$26,319

Basic Earnings (Loss) per Common Share	$1.06	$0.16	$1.22

Diluted Earnings (Loss) per Common Share	$1.04	$0.16	$1.20

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (CONTINUED)

	For Quarter Ended September 30, 2010
Unaudited	As Reported	Adjustments	As Restated
	(Dollars in Thousands, Except Per Share Data)
Net sales	$71,128	$—	$71,128
Gross profit	20,638	(1,405)	19,233
Income (loss) from operations	6,928	(1,405)	5,523
Net income (loss)	$3,960	$(886)	$3,074

Basic Earnings (Loss) per Common Share	$0.18	$(0.04)	$0.14

Diluted Earnings (Loss) per Common Share	$0.18	$(0.04)	$0.14

	For Quarter Ended June 30, 2010
	As Reported	Adjustments	As Restated
	(Dollars in Thousands, Except Per Share Data)
Net sales	$67,921	$—	$67,921
Gross profit	20,706	(833)	19,873
Income (loss) from operations	7,896	(833)	7,063
Net income (loss)	$4,476	$(539)	$3,937

Basic Earnings (Loss) per Common Share	$0.21	$(0.03)	$0.18

Diluted Earnings (Loss) per Common Share	$0.20	$(0.02)	$0.18

	For Quarter Ended March 31, 2010
	As Reported	Adjustments	As Restated
	(Dollars in Thousands, Except Per Share Data)
Net sales	$61,474	$—	$61,474
Gross profit	18,668	(973)	17,695
Income (loss) from operations	6,655	(973)	5,682
Net income (loss)	$3,468	$(617)	$2,851

Basic Earnings (Loss) per Common Share	$0.16	$(0.03)	$0.13

Diluted Earnings (Loss) per Common Share	$0.16	$(0.03)	$0.13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Management’s Annual Report on Internal Control Over Financial Reporting for 2010

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

In addition, the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that the Company’s internal control over financial reporting cannot prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2010. In addition, under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting.

In connection therewith, the Company had determined that certain control deficiencies pertaining to the LaJobi matters for the period ended December 31, 2010 (described below) aggregated to a significant deficiency, but did not rise to the level of a material weakness. Accordingly, the Company’s management, including our principal executive officer and principal financial officer, previously concluded that the Company’s internal control over financial reporting (and its disclosure controls and procedures) were effective as of December 31, 2010. KPMG LLP, the independent registered public accounting firm that audited our 2010 consolidated financial statements included in the 2010 Form 10-K, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

As a result of the Company’s determination to restate the Prior Financial Statements as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 of the Notes to Consolidated Financial Statements, however, management (including the principal executive officer and principal financial officer) has determined that such control deficiencies were more appropriately categorized as a material weakness. As a result, the Company’s management, including our principal executive officer and principal financial officer, have concluded that the Company’s internal control over financial reporting (and as a result, its disclosure controls and procedures) were not effective as of December 31, 2010.

Specifically, in connection with the LaJobi anti-dumping duty matters, the following control deficiencies in the Company’s internal control over financial reporting (which have now been determined to have constituted a material weakness at December 31, 2010) were identified: As a result of former LaJobi management collusion and override, the effectiveness of the operation of the existing controls associated with appropriate vendor set-up and the accounts payable 3-way match failed.

During 2011, various process enhancements were implemented in an effort to address the material weakness described above. These process improvements included the following: (i) terminating the employment of the two most senior executives at LaJobi who orchestrated the misconduct; (ii) discontinuing the practices that resulted in the anticipated anti-dumping duty assessment; (iii) initiating certain education of personnel; (iv) enhancing certain internal control procedures (including the 3-way match and other import/customs procedures); (v) retaining Customs counsel on an ongoing basis; and (vi) other related activities. The Company also retained the services of an independent firm to review its internal control procedures and assess additional opportunities to enhance internal controls and prevent future occurrences of a similar nature. As a result of these process enhancements, management (including the principal executive officer and principal financial officer) believes that such material weakness had been remediated as of December 31, 2011. Management continues to review potential opportunities to further enhance controls.

Evaluation of Disclosure Controls and Procedures for 2011

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2011. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2011, of the Company’s internal control over financial reporting. In making this evaluation, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited our 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Their report, which is included in Item 8 herein, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 under Items 401 and 405 of Regulation S-K of the Exchange Act (other than with respect to executive officers), appears under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, respectively, of the 2012 Proxy Statement, which are each incorporated herein by reference. Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.kidbrands.com, by clicking onto the “Investor Relations” tab, and then onto the “Corporate Governance” tab, and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO Code will be provided, without charge, to any person who makes a written request therefore to the Company at One Meadowlands Plaza, 8th Floor, New Jersey 07073, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the SEC, on our website within four business days of the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 under Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K of the Exchange Act appears under the caption “EXECUTIVE COMPENSATION” of the 2012 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 under Item 403 of Regulation S-K of the Exchange Act appears under the captions “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” of the 2012 Proxy Statement, which are each incorporated herein by reference thereto.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2011, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	1,234,665	(2)	$8.14	1,349,580	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	1,234,665		$8.14	1,349,580

(1)	The plans are the Company’s Equity Incentive Plan (“EIP”); 2004 Stock Option, Restricted and Non-Restricted Stock Plan (“2004 Option Plan”); and 2009 Employee Stock Purchase Plan (“2009 ESPP”).
(2)	Includes securities to be issued upon the exercise of stock options issued under the EIP and the 2004 Option Plan, and, to the extent settled in common stock, upon the exercise of stock appreciation rights (“SARs”) issued under the EIP (such SARs may be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion), in each case outstanding as of December 31, 2011. Excludes 306,750 SARs issued and includes 22,120 SARs forfeited/cancelled after December 31, 2011. Includes 2,280 options that were forfeited/cancelled after December 31, 2011. Excludes a total of: (i) 148,560 Restricted Stock Units (“RSUs”) and 2,720 shares of unvested restricted stock outstanding as of December 31, 2011; and (ii) 102,250 RSUs granted under the EIP after December 31, 2011, and (iii) 5,520 RSU’s forfeited/cancelled after December 31, 2011, which in each case are not subject to an exercise price (and with respect to RSUs, may also be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion).

(3)	The EIP was approved by the shareholders of the Company at the Annual Meeting of Shareholders on July 10, 2008. On such date, the EIP became effective and the 2004 Option Plan terminated (and no further awards could be made thereunder). A total of 1,349,580 shares of Common Stock remained available as of December 31, 2011 that may be subject to, delivered in connection with, and/or available for awards under the EIP (which awards may be in the form of stock options, stock appreciation rights, restricted stock, stock units, non-restricted stock, dividend equivalent rights or any combination of the foregoing). Note that in connection with the grant of a stock option or other award (other than a full value award, as defined in the EIP), the number of shares of Common Stock available for issuance under the EIP will be reduced by the number of shares in respect of which such option or other than full-value award is granted or denominated. If full value awards are granted, each full value award will reduce the total number of shares available for issuance under the EIP by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award is granted. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EIP, provided that to the extent any such expired, canceled, forfeited, or otherwise terminated award (or portion thereof) was a full value award, the number of shares of Common Stock that may again be the subject of options or other awards granted under the EIP shall increase by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award was granted. The preceding sentence applies to any awards outstanding on the effective date of the EIP under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares. On July 10, 2008, the shareholders of the Company approved the 2009 ESPP, which became effective as of January 1, 2009. As of such date, an aggregate of 200,000 shares of Common Stock became available for issuance under such plan. At December 31, 2011, 6,663 shares were available for issuance under the 2009 ESPP, after giving effect to the 54,284 shares issued thereunder with respect to the 2011 plan year. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013. Includes 306,750 SARs and 102,250 RSUs granted under the EIP subsequent to December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 under Items 404 and 407(a) of Regulation S-K of the Exchange Act appears under the captions “TRANSACTIONS WITH RELATED PERSONS”, “CORPORATE GOVERNANCE – I. INDEPENDENCE DETERMINATIONS” of the 2012 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 appears under the captions “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM”, “AUDIT FEES”, “AUDIT-RELATED FEES”, “TAX FEES”, “ALL OTHER FEES”, AND “AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES” of the 2012 Proxy Statement, which are each incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report.

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011and 2010(As Restated)

Consolidated Statements of Operations for the years ended December 31, 2011, 2010(As Restated), and 2009(As Restated)

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010(As Restated), and 2009(As Restated)

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010(As Restated), and 2009(As Restated)

Notes to Consolidated Financial Statements (As Restated)

2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts – Years Ended December 31, 2011, 2010, and 2009

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits:

(Listed by numbers corresponding to Item 602 of Regulation S-K)

2.1	Asset Purchase Agreement by and among RBSACQ, Inc., and Sassy, Inc., and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.2	Membership Interest Purchase Agreement among Kids Line, LLC; Kid Brands, Inc.; and the various sellers party hereto dated as of December 15, 2005. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)

2.3	Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc.; LaJobi Industries, Inc.; and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.4	Stock Purchase Agreement, dated as of April 1, 2008, among I&J HoldCo., Inc., and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.5	Purchase Agreement, dated December 23, 2008, among Kid Brands, Inc., and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(4)

3.1	(a) Restated Certificate of Incorporation of the Company and amendment thereto.(5) (b) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987. (5) (c) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009. (5)

3.2	Second and Amended and Restated By-Laws of the Registrant. (6)

4.1	Form of Common Stock Certificate. (5) Stock certificates bearing the name “Kid Brands, Inc.” will not affect the validity or transferability of currently outstanding stock certificates bearing the name “Russ Berrie and Company, Inc.”, and shareholders with such certificates need not surrender for exchange any such certificates. The rights of shareholders holding certificated shares bearing the name “Russ Berrie and Company, Inc.” and the number of shares represented by those certificates remain unchanged.

4.2	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signatures pages thereto (7)

10.1	Kid Brands, Inc., 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(8)

10.2	Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code. (9)

10.3	Amended and Restated Trademark Purchase Agreement dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (9)

10.4	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(10)

10.5	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(10)

10.6	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-restricted Stock Plan*(10)

10.7	Incentive Compensation Program adopted on March 11, 2005*(11)

10.8	Employment Agreement dated September 26, 2005, between Kid Brands, Inc., and Marc S. Goldfarb*(12)

10.9	Employment Agreement dated as of December 4, 2007, between the Company and Bruce G. Crain*(13)

10.10	Stockholders Agreement dated as of December 23, 2008, among Kid Brands, Inc.; The Russ Companies, Inc.; and Encore Investors II, Inc.(4)

10.11	License Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (4)

10.12	Licensor Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC; Wells Fargo Bank; National Association; and the Russ Companies, Inc.(4)

10.13	Transition Services Agreement dated as of December 23, 2008, between Kid Brands, Inc., and The Russ Companies, Inc. (4)

10.14	Secured Promissory Note dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc., for the benefit of Kid Brands, Inc.(4)

10.15	Guaranty dated as of December 23, 2008, among The Encore Group, Inc.; the other guarantors specified therein; and Kid Brands, Inc. (4)

10.16	Subordinated Security Agreement dated as of December 23, 2008, among The Russ Companies, Inc.; The Encore Group, Inc.; the other parties specified therein; and Kid Brands, Inc.(4)

10.17	Inter-Creditor Agreement dated as of December 23, 2008, between Kid Brands, Inc., and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc.(4)

10.18	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(14)

10.19	Equity Incentive Plan*(15)

10.20	2009 Employee Stock Purchase Plan*(15)

10.21	Employment Agreement dated as of April 2, 2008, between LaJobi, Inc., and Lawrence Bivona*(14)

10.22	Form of Equity Incentive Plan Stock Option Agreement*(16)

10.23	Form of Equity Incentive Plan Restricted Stock Agreement*(16)

10.24	Form of Equity Incentive Plan Stock Appreciation Right Agreement*(16)

10.25	Form of Equity Incentive Plan Restricted Stock Unit Agreement*(16)

10.26	Employment Agreement dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin* (17)

10.27	Employment Agreement dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.* (17)

10.28	Sublease, effective as of September 30, 2010, between The Capital Group Companies, Inc. and Kids Line, LLC* (18)

10.29	Landlord Consent to Kids Line Sublease, effective as of September 30, 2010 (18)

10.30	Irrevocable Standby Letter of Credit from Bank of America, dated October 26, 2010 (18)

10.31	Third Amendment and Waiver to Credit Agreement, dated as of March 30, 2011, among Kid Brands, Inc.; Kids Line, LLC; Sassy, Inc.; I&J HoldCo, Inc.; LaJobi, Inc.; and CoCaLo, Inc.; the financial institutions party thereto or their assignees (the “Lenders”); and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders. (18)

10.32	Second Amended and Restated Credit Agreement, dated as of August 8, 2011, among Kid Brands, Inc., Kids Line, LLC, Sassy, Inc., LaJobi, Inc., I & J Holdco, Inc. and CoCaLo, Inc., as the Borrowers, the subsidiaries of the Borrowers identified therein as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Book Manager, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011. (19)

10.33	Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011, executed by the Borrowers and the Guarantors in favor of the Administrative Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011. (19)

10.34	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson* (20)

10.35	Agreement between RB, Inc. and the Company dated September 12, 2011.* (21)

10.36	Separation Agreement and Release between the Company and Bruce G. Crain dated September 12, 2011.*(22)

10.37	Agreement between RB, Inc. and the Company dated February 14, 2012.* (23)

10.38	General Release and Settlement Agreement dated January 20, 2012, between the Company and The Realty Associates Fund VII, LP.

10.39	Agreement of Lease, dated June 27, 2003 between Keystone Cranbury East, LLC and LaJobi Industries, Inc.

10.40	First Amendment to Lease Agreement, dated July 9, 2008, between LaJobi, Inc. and Keystone Cranbury East, LLC

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Schema Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

*	represent management contracts or compensatory plans or arrangements
(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 001-08681-02723457
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2004, File No. 001-08681-041221084
(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08681-08730475
(4)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(6)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008
(7)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006, File No. 001-08681-061031616
(8)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003, File No. 001-08681-03639525
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-08681-041130506
(10)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-08681-05720550
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 001-08681-05816486
(12)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2005, File No. 001-08681-051111151

(13)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2007, File No. 001-08681- 071292881
(14)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008
(15)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(17)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009
(18)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010
(19)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(21)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 2011
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
(23)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on February 17, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC.
(Registrant)
March 30, 2012
	By:	/s/ GUY A. PAGLINCO
Guy A. Paglinco
Vice President – Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RAPHAEL BENAROYA	March 30, 2012
Raphael Benaroya Executive Chairman and Chairman of the Board (principal executive officer)	Date

/s/ MARIO CIAMPI	March 30, 2012
Mario Ciampi, Director	Date

/s/ FREDERICK J. HOROWITZ	March 30, 2012
Frederick J. Horowitz, Director	Date

/s/ HUGH ROVIT	March 30, 2012
Hugh Rovit, Director	Date

/s/ SALVATORE SALIBELLO	March 30, 2012
Salvatore Salibello, Director	Date

/s/ MICHAEL ZIMMERMAN	March 30, 2012
Michael Zimmerman, Director	Date

Exhibit Index

Exhibit Numbers

10.38	General Release and Settlement Agreement dated January 20, 2012, between KID and The Realty Associates Fund VIII, L.P.

10.39	Agreement of Lease, dated June 27, 2003 between Keystone Cranbury East, LLC and LaJobi Industries, Inc.

10.40	First Amendment to Lease Agreement, dated July 9, 2008, between LaJobi, Inc. and Keystone Cranbury East, LLC

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Schema Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

KID BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
Allowance for accounts receivable:
Year ended December 31, 2009	$4,285	$31,121	$28,305	$7,101
Year ended December 31, 2010	7,101	35,921	36,088	6,934
Year ended December 31, 2011	6,934	33,272	33,422	6,784
Allowance for inventory:
Year ended December 31, 2009	$2,484	$1,209	$1,770	$1,923
Year ended December 31, 2010	1,923	504	838	1,589
Year ended December 31, 2011	1,589	2,500	2,388	1,701