Form 10-K/A
period 2011-12-31
KID BRANDS, INC
filed 2012-04-30
CIK 739878

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 23, 2012, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	21,825,649

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”), Kid Brands, Inc. (the “Company”), provided certain of the information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely: (i) to timely provide such Part III information; and (ii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the cover page, Part III and Part IV of the Original Filing have been amended and restated in their entirety. Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2011 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of the Original Filing.

DIRECTORS

Our current Bylaws permit the Company’s Board of Directors (the “Board”) to have no fewer than three and no more than nine directors, and the Board has by resolution set the number of directors of the Company at six.

As of August 9, 2006, investment entities and accounts managed and advised by Prentice Capital Management, L.P. (“Prentice”) purchased 4,399,733 shares of the Common Stock of the Company from The Russell Berrie Foundation (the “Foundation”), pursuant to a share purchase agreement with the Foundation. The Company was not a party to this share purchase agreement nor did it receive any of the proceeds from such purchase.

In connection with such purchase, as of August 10, 2006, the Company entered into an Investors’ Rights Agreement (as amended, the “IRA”), with Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, S.A.C. Capital Associates, LLC, PEC I, LLC, Prentice Special Opportunities Master, L.P. and Prentice Special Opportunities, LP (collectively, the “Prentice Buyers”) and another purchaser of the Company’s Common Stock from the Foundation (which purchaser has sold all such shares, and is no longer a party to the IRA). Pursuant to the IRA, and subject to the limitations set forth therein, the Company has generally agreed, among other things, to nominate for election with respect to all shareholders meetings or consents concerning the election of members of the Board, two persons designated by Prentice (“Prentice Directors”), subject to decrease and specified independence requirements in addition to those specified by the New York Stock Exchange (“NYSE”), which specified independence requirements have been waived, all as set forth in the IRA.

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

Messrs. Zimmerman and Ciampi are the current Prentice Directors.

The information set forth below concerning the current members of the Board has been furnished by them to the Company. Age and other information is as of April 25, 2012.

Name	Age	Director Since	Principal Occupation; Other Public Directorships*

Raphael Benaroya (4)	64	1993	Pursuant to an agreement between the Company and RB, Inc., Mr. Benaroya was appointed by the Board as of September 12, 2011 to serve as interim Executive Chairman, acting as the chief executive of the Company during the pendency of the Board’s search for a new chief executive officer. He currently also serves as the Chairman of the Board and is a member of the Board’s Executive Committee, and has been a member of the Board since 1993. Since 2008, Mr. Benaroya has been Managing Director of Biltmore Capital, a privately-held financial company which invests in secured debt. Prior thereto, Mr. Benaroya was Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., a Nasdaq-listed company, which operated a chain of retail specialty stores, from 1989 until its sale in October 2007, and continued as President and Chief Executive Officer thereafter until March 2008. Mr. Benaroya currently serves on the board of directors of Aveta Health Care, a privately-held healthcare management company. From April through October 2009, Mr. Benaroya had been retained by the Company to perform an expanded role as Chairman of the Board. From April 2008 until March 2010, Mr. Benaroya had been an advisor for D. E. Shaw & Co., L.P., an affiliate and investment advisor of D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), a private investment fund and former 20% stockholder of the Company, relating to certain of Laminar’s portfolio companies.

Mario Ciampi (1)(2)	51	2007	Mr. Ciampi is currently (and has been since 2007) a partner of Prentice (5), a Connecticut-based private investment firm, and he served as a consultant to Prentice from 2006 to 2007. From October 2004 to May 2006, he served as President of Disney Store — North America, a division of The Children’s Place Retail Stores, Inc., a specialty retailer of children’s merchandise. From 1996 to September 2004, he served in various capacities for The Children’s Place, most recently as Senior Vice President — Operations. Mr. Ciampi was elected to the Board of the Company at the 2007 Annual Meeting of Shareholders. Mr. Ciampi has also been a member of the Board of Directors of Bluefly, Inc., an Internet retailer of discounted designer apparel and accessories, and home products and accessories, since 2008, and of Delia’s, Inc., a retailer of apparel for young girls, since March 2011. Mr. Ciampi is a current Prentice Director.

Frederick J. Horowitz (1)(3)	47	2006	Since 2001, Mr. Horowitz has been the Chairman and CEO of A.P. Deauville, a manufacturer and distributor of personal care products, primarily in the value and mass markets. Mr. Horowitz was elected to the Board of the Company on June 29, 2006. Mr. Horowitz is also a managing partner in American Brand Holdings, LLC, the owner of the “Hang Ten” brands, which is exclusively licensed to Kohl’s Corporation, an operator of family-oriented department stores.

Name	Age	Director Since	Principal Occupation; Other Public Directorships*

Hugh R. Rovit (1)(2)(3)	51	2010	Mr. Rovit has served as the Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products, since 2006. From 2001 through 2005, he was a principal at Masson & Company, a turnaround management firm. Previously, Mr. Rovit held the positions of: Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001; and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit currently serves on the Board of Directors of Spectrum Brands Holdings, Inc., a global consumer products company, and Nellson Nutraceuticals, Inc., a privately-held manufacturer and marketer of nutritional bars and powders, and is director emeritus of Atkins Nutritionals Inc., Oneida, Ltd. and Cosmetic Essence Inc., each privately-held. Mr. Rovit was elected to the Board of the Company at the 2010 Annual Meeting of Shareholders.

Salvatore M. Salibello (2)(3)(4)	66	2006	Mr. Salibello has been an Assurance Partner of BDO USA, LLP since January 2012. From 1978 until January 2012, he was the founder and managing partner of Salibello & Broder LLP, a certified public accounting firm, until its acquisition by BDO. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Salibello currently sits on the Board of Directors of three closed-end mutual funds (Gabelli Dividend and Income Trust Fund, Gabelli Global Utility and Income Trust Fund, and Gabelli Global Gold Natural Resources + Income Trust Fund). Mr. Salibello was elected to the Board of the Company on June 29, 2006.

Michael Zimmerman (4)	41	2006

Mr. Zimmerman founded Prentice (5) in May 2005 and has been its Chief Executive Officer since its inception. Prior thereto, he managed investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based investment fund, from 2000-2005. Mr. Zimmerman currently serves on the Board of Directors of Delia’s, Inc., a retailer of apparel for young girls, and he served as a director of The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items, from March 2006 through May 2010. Mr. Zimmerman was elected to the Board of the Company on October 5, 2006. Mr. Zimmerman is a current Prentice Director.

*	The directorships listed with respect to Mr. Benaroya (other than with United Retail) are with privately-held companies.
(1)	Member of Compensation Committee of the Board.
(2)	Member of Nominating/Governance Committee of the Board.
(3)	Member of Audit Committee of the Board.
(4)	Member of Executive Committee of the Board. Mr. Benaroya is an observer of the Compensation Committee, but is not a member thereof.
(5)	See “Security Ownership of Certain Beneficial Owners” table herein.

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

Raphael Benaroya

Mr. Benaroya, as a director of the Company since 1993, has extensive knowledge of the Company’s business. In addition, through Mr. Benaroya’s long-standing tenure as Chairman of the Board, President and CEO of United Retail Group, Inc., a Nasdaq-listed company which operated a chain of retail specialty stores, as well as his prior experience as Executive Vice President of the Izod LaCoste division of General Mills, Executive Vice President of Jordache Enterprises, Inc., and President of several operating divisions of The Limited, he provides valuable business, leadership and management insights into driving the strategic direction for the Company, as well as a critical perspective with respect to the retail industry. Through Mr. Benaroya’s unique career path, he has attained significant international, wholesale, technology, marketing, product development, sourcing, logistics, licensing and financial/M&A expertise, all of particular value to the Board.

Mario Ciampi

Mr. Ciampi is a Prentice designee to our Board. His experience as a former President of Disney Store — North America, and his previous roles, including Senior Vice President — Operations, for The Children’s Place (an NYSE-listed company), each specialty retailers of children’s merchandise, result in a strong record of operational and strategy leadership in an industry complementary to ours, as well as extensive mergers and acquisitions and restructuring experience, all valued attributes for our Board. Mr. Ciampi, through his board membership with Bluefly, Inc. and Delia’s, Inc., also brings public board and corporate governance experience to the Company.

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

Hugh R. Rovit

Mr. Rovit’s experience as the current Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products, and his previous roles as Chief Financial Officer for Best Manufacturing and Royce Hosiery Mills, each of which is involved in manufacturing textiles, result in a strong record of operational and strategy leadership in industries complementary to ours, which are valued attributes for our Board. Mr. Rovit also brings expertise in managing banking relationships and structuring credit facilities. Mr. Rovit, through his board membership with Spectrum Brands, Inc., also brings public board and corporate governance experience to the Company.

Salvatore Salibello

Mr. Salibello, with over 42 years of experience, including as a founder and managing partner of Salibello & Broder LLP, a certified public accounting firm, brings a high level of financial literacy to the Board. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants, and an audit committee financial expert, which also makes him a valued member of our Audit Committee, of which he currently serves as Chairman. Mr. Salibello also has extensive corporate governance experience through his multi-year service on the Board of Directors of three closed-end mutual funds.

Michael Zimmerman

Mr. Zimmerman is a Prentice designee to our Board. Mr. Zimmerman, as a founder and CEO of Prentice since May 2005, and as a manager of investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based investment fund, from 2000-2005, brings a high level of both financial expertise and industry experience to our Board, and enables him to bring valuable insights to the Board’s deliberations. Mr. Zimmerman also has public company and corporate governance experience as a director of Delia’s Inc. (including as a member of its Corporate Governance and Nominating Committee) and a former director of The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own beneficially more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such Section 16(a) forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with on a timely basis except for the following: Dean Robinson, the President of Sassy, filed on March 13, 2012, a late: (i) Form 3 with respect to his appointment as an executive officer of the Company effective June 6, 2011; and (ii) a late Form 4 with respect to the grant to him of 5,000 RSUs and 20,000 SARs pursuant to the EI Plan on June 10, 2011, in connection with the commencement of his employment with the Company; and Guy Paglinco, VP and CFO, filed a late Form 4 on April 30, 2012 with respect to the sale of an aggregate of 1,140 shares of the Company’s Common Stock on September 29-30, 2011.

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

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer and controller (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.kidbrands.com, by clicking onto the words “Investor Relations” on the main menu, then clicking onto the words “Corporate Governance” on the next screen and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at One Meadowlands Plaza, 8th Floor, East Rutherford, New Jersey 07073, Attention: Secretary. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the SEC, on our website (www.kidbrands.com) within four business days of the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

ANALYSIS OF RISK IN OUR COMPENSATION STRUCTURE

As part of its responsibilities to annually review all incentive compensation and equity-based plans, and evaluate whether the compensation arrangements of the Company’s employees incentivize unnecessary and excessive risk-taking, the Compensation Committee evaluated the risk profile of our compensation policies and practices for 2011, and concluded that they do not motivate imprudent risk taking. In its evaluation, the Compensation Committee reviewed our employee compensation structures, and noted numerous design elements that manage and mitigate risk without diminishing the incentive nature of the compensation, including: (i) a balanced mix between cash and equity, and annual and longer-term incentives (although no equity grants were made to executives other than Mr. Schaub in 2011, such grants were made in 2012, as discussed below); (ii) a compensation mix that recognizes that while long-term success is critical, annual business and individual performance and adequate fixed compensation are also essential; (iii) caps on incentive awards at reasonable levels (as determined by a review of our economic position and prospects); (iv) linear payouts between target levels with respect to annual incentive awards; (v) goals that are set appropriately to be sufficiently challenging, but also reasonably achievable with good performance; (vi) discretion on individual awards; (vii) a portfolio of long-term incentives that have a retentive element and typically vest over a three to five year period; (viii) the existence of claw-back policies for payments made using materially inaccurate financial results; and (ix) the prohibition on hedging Company common stock without the approval of the Board. The Compensation Committee also reviewed our compensation programs for certain design features that may have the potential to encourage excessive risk-taking, including: over-weighting towards annual incentives, highly leveraged payout curves, unreasonable thresholds, and steep payout cliffs at certain performance levels that may encourage short-term business decisions to meet payout thresholds. The Compensation Committee concluded that our compensation programs do not include such elements. In addition, the Compensation Committee analyzed our overall enterprise risks and how compensation programs may impact individual behavior in a manner that could exacerbate these enterprise risks. For this purpose, the Compensation Committee considered the Company’s growth and return performance, volatility and leverage. In light of these analyses, the Compensation Committee concluded that it has a balanced pay and performance program that does not encourage excessive risk-taking that is reasonably likely to have a material adverse effect on the Company. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the long term.

COMPENSATION DISCUSSION AND ANALYSIS

The “Committee” as used in this section refers to the Compensation Committee of the Board. “Named executive officers” or “NEOs” refer to the individuals set forth in the Summary Compensation Table below, and the “CEO” refers to Bruce G. Crain, our President and Chief Executive Officer until September 12, 2011, and to Raphael Benaroya, our interim Executive Chairman and acting CEO thereafter. Note that the services of Mr. Benaroya as interim CEO are provided though an agreement between the Company and RB, Inc. Pursuant to such agreement, RB, Inc. provides the services of Mr. Benaroya to the Company. As a result, although Mr. Benaroya is the Company’s Executive Chairman and an NEO, he is an employee of RB, Inc. This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ from the current or planned programs summarized in this discussion.

COMPENSATION PHILOSOPHY AND OVERVIEW

We feel that the overall compensation levels of our executives (including our NEOs) should be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, however, we believe that compensation should be set at responsible levels, reflecting our continued focus on improving sales and margins, controlling costs and creating value for our shareholders. At the core of our compensation philosophy is our belief that compensation should be linked to performance. We believe that offering a competitive total compensation package to executives that incorporates a reward-for-performance philosophy helps achieve these objectives. As a result, a significant portion of the compensation of our executive officers is based upon achievement of corporate objectives and (with respect to 2011) individual performance goals. We also believe that total compensation and accountability should generally increase with position and responsibility. Consistent with this view, opportunities under our incentive compensation program typically represent an increasing portion of total compensation as position and responsibility increase, as individuals with greater responsibility have greater ability to influence the Company’s achievement of targeted results and strategic initiatives. Similarly, equity-based awards (when they are granted) generally represent a higher portion of total compensation for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation. The Committee feels that it maintains a balanced compensation program that does not encourage excessive risk-taking. See “ANALYSIS OF RISK IN OUR COMPENSATION STRUCTURE” above.

ELEMENTS OF 2011 EXECUTIVE COMPENSATION

The material elements of our executive compensation program are: (i) base salary; (ii) annual cash incentive compensation; (iii) periodic equity awards; and (iv) perquisites and other benefits.

Although we fine-tune our compensation programs as conditions change, we believe it is important to maintain consistency in our compensation philosophy and approach. We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price, particularly in periods of economic stress. However, the Committee believes that it may be appropriate for certain components of compensation to decline during such periods. Fiscal 2011 was a challenging year for the Company due to, among other things, various previously-reported events impacting the Company’s results for the year, as well as the continued difficult economic environment. As a result, the Company made the decisions set forth under “KEY DECISIONS FOR 2011” below with respect to its 2011 executive compensation program.

WHY WE CHOOSE TO PAY EACH ELEMENT

We provide cash compensation in the form of base salary and annual incentive compensation. The objective of base salary is to provide current compensation that reflects job responsibilities, value to the Company and individual performance, while maintaining market competitiveness.

The objective of cash incentive compensation is to assure that a significant portion of total compensation is based on a reward of superior performance with respect to specific objectives, initiatives and strategic goals. The opportunity for a more significant award increases when both the Company or a specific operating group and the executive achieve high levels of performance. Commencing in 2005, we initiated an Executive Incentive Compensation Program (the “IC Program”). The IC Program in 2011 provided designated employees of the Company and its subsidiaries with an opportunity to earn substantial cash remuneration beyond their base salary based on: (i) the attainment of specified operating objectives by the Company (or specified divisions thereof); and (ii) fulfillment of specified individual goals and objectives established for specified participants. The objectives of the IC Program were to, among other things: (1) more closely align participants’ interests with those of shareholders; (2) reward participants for contributing to the short and long-term growth of the business; (3) provide participants with a more meaningful role in the attainment of maximum compensation levels; (4) provide a competitive platform for compensation vis-à-vis the marketplace; and (5) serve as a recruitment and retention tool. Incentive compensation awards under the IC Program for 2011 were based on specified percentages of base salary. The determination of such percentages is discussed below, and with respect to our named executive officers in 2011, ranged from a maximum potential payment of approximately 75% to 130% of base salary in the event that the maximum targets and the highest level of individual objectives and initiatives were achieved. See “Operation of the 2011 IC Program” below for a detailed discussion of potential and actual cash incentive compensation awarded to the NEOs in 2011.

Equity awards are used periodically to provide our executives with upside opportunity with the improvement of the Company’s stock price and to provide incentives for retention, as such awards vest over time. We feel that stock option and stock appreciation right (“SAR”) awards align the interests of our executives with those of our shareholders, support the Company’s pay-for-performance philosophy (e.g., all the value received by the recipient from a stock option or SAR is based on the growth of the stock price above the exercise price, and correspondingly, the recipient is both incentivized to perform in a manner designed to increase shareholder value and exposed to the risk of the effect of negative performance on the Company’s stock price), foster employee stock ownership, and focus the management team on increasing value for the shareholders. In addition, because executive decisions regarding such matters as product development, marketing, sales, and the like, can affect the Company’s performance over several years, the Committee believes it is important to structure equity-based awards so that executives will focus on the long-term consequences of their decisions. As a result, a substantial portion of most equity awards takes the form of stock options or SARs. In addition, stock options and SARs help to provide a balance to the Company’s overall compensation program, as our annual cash incentive program focuses on the achievement of annual performance objectives, whereas the vesting period of stock options and SARs generally encourages executive retention and creates incentive for increases in shareholder value over a longer term. We also use restricted stock or restricted stock unit (“RSU”) awards to help align the interests of executives with those of the shareholders, foster employee stock ownership, contribute to the focus of the management team on increasing value for the shareholders, and encourage executive retention (through a multi-year vesting period). Restricted stock or RSU awards typically also result in less share dilution than a comparable amount (in terms of value) of options or SARs.

HOW WE CHOOSE AMOUNTS FOR EACH ELEMENT OF OUR COMPENSATION PROGRAM

We structure the size of the various elements awarded to all of our executives (including the NEOs) by balancing the interests of shareholders with the competitive need to provide an attractive overall compensation program. Although we do not have an exact formula for allocating among the different elements of our executive compensation program, including the division between cash and non-cash compensation and short and long-term incentives, we do ensure that a significant percentage of any executive’s aggregate compensation package (including that of the NEOs) is contingent upon either Company or operating group results as well as (during 2011) individual behavior, as is more fully described below. In addition, with respect to the specific amount of equity grants (in periods in which such grants are made), the CEO and the Committee use long-term incentive multiples in order to determine preliminary equity award values (which are then subject to adjustment), as described in “ANALYSIS OF DECISIONS WITH RESPECT TO OUR 2011 COMPENSATION PROGRAM”, under the caption “Equity Awards” below.

We believe that the various components of our 2011 compensation package together provide a strong link between compensation and performance on both the individual and Company level. We do not believe that compensation should be based on the short-term performance of our stock, whether favorable or unfavorable, because we feel that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives. Similarly, as we constantly strive for improved Company performance, amounts realizable from compensation awarded or earned in the past are treated as one factor of many considered in setting other elements of compensation. In general, when we do not achieve targeted performance levels and/or our stock does not appreciate over time, compensation that can be realized by our executives is substantially reduced. When we exceed targeted performance levels and/or our stock price appreciates over time, compensation that can be realized by our executives is substantially increased. We believe that this is the most effective means of aligning executive incentives with our shareholders’ interests.

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

The Committee has periodically engaged James F. Reda and Associates, LLC, a Division of Gallagher Benefits Services, Inc. (“REDA”), to review and compile certain publicly-available information with respect to the compensation of executives. However, REDA provided no such services in 2011. The Committee does not attempt to maintain specific target percentiles with respect to a specific list of benchmark companies, but instead periodically uses analyses of peer group companies to determine whether the Company’s compensation programs are generally competitive with that of others in similar industries. See “BENCHMARKING” below.

In addition to the foregoing, in making decisions with respect to any element of an executive’s compensation, the Committee considers the total compensation that may be awarded to such individual. The goal of the Committee is to set aggregate compensation levels that are reasonable, when all elements of potential compensation are considered. To aid in this analysis, the Committee uses various tally sheets for each executive officer detailing such officer’s base salary, annual cash incentive award opportunity and payout, equity-based compensation, perquisites and other benefits. The tally sheets also show holdings of the Company’s Common Stock by such executive, as well as amounts payable upon termination of employment under various circumstances. The 2011 tally sheet amounts differ from the amounts set forth in the Summary Compensation Table because, among other things: (i) base salary reflects current amounts, whereas the Summary Compensation Table reflects the base salary amount during the entire year (base salaries may have increased during the year); and (ii) annual incentive cash compensation amounts include potential awards, while the Summary Compensation Table reflects the actual amount earned in 2011. The Committee uses these tally sheets to estimate the total annual compensation of our executives, to review how a change in the amount of each compensation component affects each NEO’s total compensation, and to provide perspective on payouts under a range of termination scenarios.

As a general matter, if the Committee determines that the wealth accumulation of a particular executive and/or the potential payout resulting from the termination of his or her employment is excessive and/or unjustified, unless limited by contract, the Committee may use its discretion to adjust one or more elements of compensation for such executive. The Committee did not determine that any downward adjustments were required with respect to any NEO compensation packages or elements for 2011 as a result of wealth accumulation.

In general, we choose base salaries that are competitive relative to similar positions at companies of comparable size, including at companies in our industry, in order to provide us with the ability to attract, retain and motivate employees with a proven record of performance. However, we do not “benchmark” base salaries (see “BENCHMARKING” below). Amounts attainable under the IC Program were meant to assure that a significant portion of total compensation was based on a reward of superior performance with respect to specific objectives, initiatives and strategic goals. Our general policy for allocating between long-term and currently paid compensation is to establish adequate base compensation to attract and retain personnel, while providing sufficient incentives to maximize long-term value for our shareholders. As discussed above, the Company weights compensation for the executives with more responsibility (including the NEOs) more toward variable, performance-based compensation elements than for less senior employees.

Based on the Summary Compensation Table below, 2011 compensation for the NEOs was allocated as follows (reflecting the fact that performance goals under the IC Program for 2011 were not achieved by the NEOs):

Base Salary	70.7%
Short-Term Incentives	0.9%
Long-Term Incentives*	11.6%
Other**	16.8%

*	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to issuances of equity awards to Mr. Schaub during 2011. These amounts may not correspond to the actual value that will be realized by Mr. Schaub.
**	Primarily reflects the benefits included within the “All Other Compensation” column of the Summary Compensation Table for all NEOs during 2011.

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

ROLE OF MANAGEMENT

Senior management plays an important role in our executive compensation decision-making process, due to their direct involvement in and knowledge of the business goals, strategies, experiences and performance of the Company and its various operational units. With respect to our IC Program for 2011 (which is described in detail below), the Committee engaged in active discussions with the CEO concerning: (i) who should participate in the program and at what levels; (ii) which performance metrics should be used in connection with different operational groups and participants; and (iii) the determination of performance targets, as well as individual goals and initiatives, where applicable, and whether and to what extent criteria for the previous year were achieved. In addition, the CEO is advised by the other senior executives of the Company in recommending and determining the achievement of individual goals and initiatives for those executives that do not report directly to him. With respect to equity grants, the CEO makes recommendations to the Committee as to appropriate grant levels for executives. In making these recommendations, the CEO is advised by the other senior executives with respect to those executives that do not report directly to him. The Committee reviews the appropriateness of the recommendations of the CEO with respect to the foregoing and accepts or adjusts such recommendations in light of the “considerations” applicable to the relevant element of compensation (discussed with respect to each element below). In addition, the senior executives of the Company are involved in the compensation-setting process through: (i) their evaluation of employee performance used in connection with the annual executive assessments; and (ii) their recommendations to the CEO and/or Committee with respect to base salary adjustments. Senior executives also prepare meeting information for the Committee upon request.

KEY DECISIONS FOR 2011

In light of the Company’s recent financial performance, continued challenging economic conditions, and in order to emphasize our pay-for-performance philosophy discussed in “Compensation Philosophy and Overview” above, the Committee determined: (i) that it would not be appropriate to award equity to its executives during 2011, other than in the case of Mr. Schaub, who was granted an award of SARs and RSUs in January of 2011 pursuant to the terms of his current employment agreement with the Company; and (ii) to retain the following elements of our 2010 executive incentive compensation program for the 2011 plan year:

•	the general requirement for achievement of 90% of a specified target of corporate performance to trigger entitlement to an award;

•	the weighting of a greater portion of potential awards towards corporate performance (a 75%/25% split between corporate and individual goals); and

•

the provision requiring that no incentive compensation based on individual performance would be paid unless specified levels of corporate performance were achieved (with an exception permitting a payment of up to 25% of the maximum amount that could otherwise be earned under this component of the program in the event of the achievement of between 80% and 90% of the target under the corporate component of the program).

KEY DECISIONS FOR 2012

With respect to 2012, except as set forth below, no material changes have been made to the Company’s overall compensation philosophy or structure discussed in this Compensation Discussion and Analysis:

•	On March 9, 2012, the Compensation Committee recommended to the Board for adoption, and on April 26, 2012, the Board adopted, subject to shareholder approval at the Company’s 2012 Annual Meeting of Shareholders, a new Incentive Compensation Bonus Program (the “ICBP”) to replace the executive incentive compensation program commenced in 2005 and in effect during 2011 (the “IC Program”). The IC Program will be terminated as of the date of such approval. Should such approval not be obtained, then the ICBP will not be implemented, and the IC Program will continue in full force and effect (but without the inclusion of individual objectives and initiatives as a component thereof for the 2012 calendar year). If such approval is obtained, the ICBP will be effective for the 2012 calendar year. The Committee has eliminated individual performance objectives as criteria for payment of awards under the IC Program and the ICBP, and has instead tied potential payouts solely to the achievement of specified corporate (or individual business unit[s]) performance metrics. This change was implemented to encourage management to focus on the Company’s performance and on the achievement of the overall goals and long-term strategic direction set for the Company and its business units by the Board, and to more closely align the interests of participants in the program with those of our shareholders.

•	The Company’s Severance Policy (discussed under “POST TERMINATION BENEFITS” below) was terminated as of April 26, 2012 .

•	As the Company’s 2009 Employee Stock Purchase Plan has very few shares remaining available for issuance, it has been suspended for the 2012 and 2013 plan years (and will expire by its terms at the conclusion of the 2013 plan year).

•	Base salaries for most executives were not increased from 2011 levels.

ANALYSIS OF DECISIONS WITH RESPECT TO OUR 2011 COMPENSATION PROGRAM

For 2011, the Committee made compensation decisions that were intended to support continued motivation and retention of executives, while recognizing the Company’s recent financial performance as well as continued economic uncertainty, all as described below.

Base Salaries

A minimum base salary for Messrs. Crain (whose employment terminated as of September 12, 2011) and Schaub was determined by each of their respective employment agreements. In addition, the Company’s agreement with RB, Inc. provides for a specified fee for the services of Mr. Benaroya (who is an employee of RB, Inc. and not of the Company) as Executive Chairman of the Company. See the section captioned “Employment Contracts and Arrangements” following the Summary Compensation Table for a description of the material terms and conditions with respect to such employment agreements, and the fee arrangement with RB, Inc. for the services of Mr. Benaroya. The Committee annually reviews and approves base salary adjustments for the named executive officers as part of the annual executive assessments, and at the time of any promotion or other change in responsibilities. In this context, the Committee does not rely on predetermined formulas or a limited set of criteria, however, the following “considerations” factor most heavily in the determination of base salary adjustments: (i) the results of the executive assessment for such executive for the previous year; (ii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iii) periodic competitive market and industry information, including a review of national and regional compensation surveys with respect to base salary increases for the year; (iv) the nature and responsibility of the executive’s position; (v) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent and services; (vi) the recommendations of our compensation consultant, if any, (vii) general economic conditions; and (viii) the consumer price index increase for the applicable geographic region for the applicable year. With respect to 2011, base salaries of employees (including NEOs other than Mr. Benaroya) were increased an average of 2.5%, which generally reflected a 15%-20% discount to average increases provided to other executives, based on a composite of various broad-based market surveys. See the “Summary Compensation Table” below for base salaries of our named executive officers during 2011. With respect to 2012, there were no increases to the base salaries of most of the Company’s executives (including the NEOs).

2011 Cash Incentive Compensation

The IC Program was in effect for 2011, but to the extent shareholder approval therefor at the Company’s 2012 Annual Meeting of Shareholders is obtained, will be superseded by the Company’s new ICBP for 2012. All named executive officers (other than Mr. Benaroya) participated in the IC Program during 2011. To the extent shareholder approval of the ICBP is obtained, all named executive officers (other than Mr. Benaroya, who is not an employee of the Company and will not participate in the ICBP, and Mr. Crain, whose employment terminated as of September 12, 2011) will be participants therein for 2012.

Operation of the 2011 IC Program

(a) General

Subject to certain specified exclusions set forth in the IC Program, participants consisted of senior employees who work in specified operational groups of either the Company or its subsidiaries selected by the CEO in his sole discretion in consultation with the heads of business units and certain senior executives of his choice, in each case as approved by the Committee. Participants generally had the rank of vice president (or its functional equivalent at certain subsidiaries) or above, but titles were not determinative. The operational groups in 2011 consisted of: (i) Corporate participants; (ii) Sassy participants; (iii) Kids Line participants; (iv) LaJobi participants; and (v) CoCaLo participants.

Participants were eligible to participate in the IC Program at specified levels (expressed as a percentage of annual base salary). The percentage for each participant (such participant’s “Applicable Percentage”) was recommended for 2011 by the CEO and approved by the Committee (unless determined pursuant to the relevant individual’s employment agreement, as in the case of Mr. Crain prior to the termination of his employment).

Towards that end, the Applicable Percentages of all participants in the IC Program in 2011 ranged from 15% to 75% of base salary. Unless a specified percentage is set forth in an employment agreement, approval of a participant’s Applicable Percentage is based primarily on the following “considerations”: (i) the results of the annual executive assessment for such executive for the previous year; (ii) the anticipated difficulty of achieving stated goals and objectives in the coming year; (iii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iv) the contribution of such executive as a member of the executive management team; (v) the contributions of such executive beyond his immediate area of responsibility; and (vi) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent. NEOs, as a result of their higher responsibility levels and greater ability to impact Company performance, generally have Applicable Percentages in excess of those of less senior executives. During 2011, the Applicable Percentage and participant group for each NEO (other than Mr. Benaroya, who is not an employee of the Company and does not participate in the IC Program) was as set forth in the table in paragraph (b) below.

Each participant’s annual base salary multiplied by such participant’s Applicable Percentage equals a number (the “IC Factor”) that is used to determine such participant’s total potential incentive compensation for 2011. As is explained below, however, the maximum amount of compensation that could have been earned under the IC Program in 2011 was greater than the IC Factor in the event that “stretch” goals were achieved by the Company.

With respect to the 2011 IC Program, potential incentive compensation for all participants was comprised of two separate components: a corporate performance component and an individual goals and objectives component. Basing a portion of awards on individual goals and objectives allowed the Committee to play a more proactive role in identifying performance objectives beyond purely financial measures in 2011, including, for example, exceptional performance of an individual’s functional responsibilities as well as leadership, innovations, creativity, collaboration, growth initiatives and other activities that are critical to driving long-term value for shareholders. Each component entitled a participant to earn a specified percentage of the IC Factor, as described below.

Note that as a result of the focus of the Company on objective measures of financial performance discussed above, the individual goals and objectives component has been eliminated from the ICBP (subject to shareholder approval) commencing in 2012. To the extent such shareholder approval for the ICBP is not obtained, and the IC Program remains in effect for 2012, the individual goals and objectives component will be eliminated therefrom as well.

(b) Establishing Corporate Objectives and Calculating the Corporate Component

Corporate objectives for each operational group under the IC Program consisted of three separate levels of achievement (“Targets”) with respect to one or several specified measures of operating performance each year, such as operating income, Adjusted EBITDA, etc. (the “Chosen Metric”). Both the Chosen Metric and the Targets required were recommended by the CEO on an annual basis and approved by the Committee. The Chosen Metric for all participant groups during 2011 was Adjusted EBITDA (either consolidated or that of a specified operating group, as applicable), which was defined for this purpose as net income before net interest expense, provision for income taxes, depreciation, amortization and other non-cash, special or non-recurring charges. The Committee believes Adjusted EBITDA to be an appropriate metric by which to measure performance because it is a measure of cash flow that provides the flexibility needed to adjust for special circumstances that affect the Company from time to time and therefore provides an opportunity to measure performance from different periods in a more consistent manner. For 2011, the Committee made no additional adjustments (beyond those already incorporated into the definition of Adjusted EBITDA) for any participant in the IC Program. Targets were typically based on budgets for the relevant year (although this was not required). Targets were calculated to include a reserve to fund IC Program payments. We have not disclosed target levels for the corporate component of the IC Program because we believe such disclosure will cause competitive harm to the Company with regard to various short-term business strategies and goals. The Targets for 2011 were set at amounts that exceeded 2010 results. The Targets for 2011 were based on consolidated Company Adjusted EBITDA for Corporate participants. Targets for the corporate component for Sassy, Kids Line, LaJobi and CoCaLo participants were based on their respective Adjusted EBITDAs.

For most participants (and all NEOs) during 2011, 75% of such participant’s IC Factor was designated the “Part A Amount”. The Targets consisted of the following: (i) a specified minimum level of achievement in the Chosen Metric (the “Minimum Target”) required to earn an amount equal to 20% of a participant’s Part A Amount; (ii) a specified level of achievement in the Chosen Metric in excess of the Minimum Target (the “Target”) required to earn an amount equal to 100% of a participant’s Part A Amount; and (iii) a specified level of achievement in the Chosen Metric in excess of the Target (the “Maximum Target”) required to earn an amount equal to 150% of a Participant’s Part A Amount (other than for Mr. Crain, where achievement of the Maximum Target would have entitled him to an amount equal to 65% of his annual base salary, or 173.3% of his Part A Amount). In general, the Minimum Target rewarded achievement of a significant percentage of budgeted performance targets (typically 90% of Target in 2011). Achievement of the Target generally represents a slight “stretch”, representing how the Company would perform if it achieved budgeted amounts, recognizing that the budgets are generally set at slightly optimistic levels, whereas the Maximum Target is designed to be a true “stretch” goal for the Company or the relevant operational group (typically 120% of Target). From 2005 (the first year that the IC Program was in effect) through 2011, with respect to the corporate objectives, current participant groups achieved performance as follows (where “X” signifies that the Minimum Target was not reached; and a designation of “Min. Target”, “Target” or “Max. Target” signifies that that such respective Target level was either reached or exceeded):

	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx	xxxxxxxxxx
Participant Group	2005	2006	2007	2008	2009	2010	2011
Corporate	N/A	Target	Min. Target	X	Target	X	X
Sassy	X	X	X	X	X	Min. Target	Min. Target
Kids Line	Target	Target	Target	X	Target	X	X
LaJobi	N/A	N/A	N/A	Target	Target	X	X
CoCaLo	N/A	N/A	N/A	X	Target	Min. Target	X

The Maximum Target was not achieved by any participant group in any year. Generally, the Company seeks to maintain the relative difficulty of achieving the target levels from year to year.

Amounts earned for achievement of results between (i) the Minimum Target and the Target and (ii) the Target and the Maximum Target, are in each case determined by a straight-line interpolation. No amounts are paid for achievement of results in excess of the Maximum Target. No amounts are paid for achievement of results below the Minimum Target. The Chosen Metric may change from year to year, different measurements may be used for different operating groups within the same year, and the Targets are expected to change each year. In determining whether any of the Targets were achieved for the year, the Committee may exercise its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events reported in the Company’s public filings that it believes were not driven by the current performance or that otherwise had a distorting positive or negative impact relative to the performance of our executives. For 2011, the Committee made no additional adjustments (beyond those already incorporated into the definition of Adjusted EBITDA) for any participant in the IC Program. To the extent appropriate, the CEO or a participant’s direct supervisor, as applicable, may also consider the nature and impact of unusual or extraordinary events in the context of ascertaining whether and to what extent the individual goals and objectives discussed below have been achieved. No such discretion was applied with respect to the NEOs in 2011.

The following table sets forth information with respect to potential and actual awards under the corporate performance component of the IC Program for the NEOs during 2011 (other than Mr. Benaroya, who is not an employee of the Company and does not participate in this program):

NEO	Participant Group	Applicable %	Potential Award for Min. Target	Potential Award for Target	Potential Award for Max. Target	Amount Awarded	% of Base Salary
Bruce G. Crain	Corporate	75	$65,007	$325,037	$563,398	$0	0%
Guy Paglinco	Corporate	45	$18,335	$91,673	$137,510	$0	0%
Marc S. Goldfarb	Corporate	50	$25,615	$128,076	$192,115	$0	0%
David C. Sabin	Kids Line	50	$35,625	$178,125	$267,188	$0	0%
Richard Schaub*	LaJobi	50	$28,125	$140,625	$210,937	$30,000	8.6%

*	Mr. Schaub became the President of Sassy in February 2010, and also became the President of LaJobi in March of 2011 (at which time he became a “LaJobi” participant under the IC Program for all of 2011). In June of 2011, Dean Robinson was appointed as the President of Sassy, and Mr. Schaub became the group head of Sassy (to whom Mr. Robinson reports), as well as continuing as President of LaJobi. Although LaJobi participants (including Mr. Schaub) did not qualify for any payment under the corporate component of the IC Program for 2011, as a result of Mr. Schaub’s leadership at Sassy until the appointment of Robinson in June of 2011, as well as his contributions as the group head of Sassy thereafter, the Committee used its discretion to award Mr. Schaub the amount set forth in the table (which has been classified as a bonus and not as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below).

(c) Calculating the Individual Goals and Objectives Component

The individual goals and objectives for each participant under the IC Program were determined each year by the CEO in his sole discretion in the event that the CEO is the participant’s direct supervisor or, in the event that the CEO is not the direct supervisor of the participant, by the CEO in consultation with the participant’s direct supervisor (and by the Committee with respect to Mr. Crain), and may be modified mid-year. The individual goals and objectives were based primarily upon individual performance and activities within each participant’s primary areas of responsibility that the Company wished to incentivize.

Each participant’s individual goals and objectives were evaluated by the participant’s direct supervisor, who recommended in his/her sole discretion whether and to what extent such goals and objectives had been achieved and what, if any, percentage of the Part B Amount (25% of the IC Factor) had been earned, as approved by the Committee. Subject to the forfeiture provision discussed below, each participant could have earned between 0% and 150% of such participant’s Part B Amount (or 125% of the Part B Amount with respect to Sassy participants and 173.3% of the Part B Amount in the case of Mr. Crain), with respect to this component. Not all goals and objectives were given equal weight in such determination. The individual goals and objectives were intended to be difficult to achieve, representing exemplary performance in areas within and outside of each participant’s daily activities. The particular payout level awarded, if any, in each case depended on the assessment of the applicable supervisor and the Committee as to the degree of achievement attained and performance beyond specified goals, and accounted for the difficulty of the particular goal, the scope of responsibility of the applicable individual and the complexity of the required tasks. Mr. Crain’s individual goals and objectives for 2011 are discussed under “2011 Incentive Compensation for Mr. Crain” below.

Amounts between 100% and 150% of the Part B Amount (125% for Sassy participants, and 173.3% in the case of Mr. Crain) were reserved for superior performance, or for exemplary performance on special initiatives beyond the participant’s daily responsibilities; provided, however, that: (i) eligibility for any potential earnings under this component for all participants was forfeited if 80% of the Target for the corporate component of the relevant participant group was not achieved; and (ii) for performance of between 80% and 90% of Target for the corporate component of the relevant participant group, participants were entitled to earn up to a maximum of 25% of the Part B Amount. This provision was added because, although the Company rewards superior individual behavior apart from corporate performance, it was deemed inappropriate to award individuals the maximum potential payout under this component of the IC Program in the event that a minimum level of corporate performance for the year was not achieved. This forfeiture provision was triggered during 2011 with respect to all NEOs.

The following table sets forth information with respect to potential and actual awards under the individual goals and objectives portion of the IC Program for the named executive officers during 2011 (other than Mr. Benaroya, who is not an employee of the Company and does not participate in the IC Program):

NEO*	Max. Amt. Obtainable	% of Part B Amount Earned	Amount Awarded	% of Base Salary
Bruce Crain	$187,779	0%	$0	0%
Guy Paglinco	$45,837	0%	$0	0%
Marc Goldfarb	$64,038	0%	$0	0%
David C. Sabin	$89,063	0%	$0	0%
Richard Schaub	$70,313	0%	$0	0%

*	As a result of the forfeiture provision of the IC Program discussed above, none of the NEOs in the table was entitled to, nor did any such individual receive, any payment under the individual goals and objectives component and, as a result, the Committee did not ascertain what percentage of such component had been otherwise achieved by the relevant individuals.

See the Summary Compensation Table for total amounts of incentive compensation earned by the named executive officers under the IC Program and otherwise during 2011, including a discretionary bonus in the amount of $30,000 awarded to Mr. Schaub.

2011 Incentive Compensation for Mr. Benaroya

The agreement between RB, Inc., a Delaware corporation, and the Company for Mr. Benaroya’s services as Executive Chairman specifies that he will not participate in any bonus program, employee benefit plan or other compensation arrangement maintained by the Company. As a result, no incentive compensation was payable or paid to Mr. Benaroya in 2011. See “CEO COMPENSATION” below.

2011 Incentive Compensation for Mr. Crain (employment terminated as of September 12, 2011)

In accordance with the employment agreement between Mr. Crain and the Company, Mr. Crain was eligible for an annual cash incentive compensation opportunity in an amount not less than 75% of his base salary at target and 130% at maximum. Mr. Crain’s performance goals in respect of such incentive compensation opportunity, which were established by the Committee annually in consultation with Mr. Crain, were not permitted to be established at levels more difficult to achieve than for other bonus participants who have identical performance measures.

For 2011, the Compensation Committee determined that 75% of Mr. Crain’s incentive compensation opportunity would be based upon achievement by the Company of specified consolidated Adjusted EBITDA levels equivalent to those pertaining to Corporate participants under the IC Program, and 25% would be based on achievement in five distinct categories of personal goals.

With respect to Mr. Crain’s corporate performance goals: (i) achievement of the Minimum Target would have entitled Mr. Crain to earn an amount equal to 11.25% of his annual base salary; (ii) achievement of the Target would have entitled Mr. Crain to earn an amount equal to 56.25% of his annual base salary; and (iii) achievement of the Maximum Target would have entitled Mr. Crain to earn an amount equal to 97.5% of his annual base salary (or 20%, 100% and 173.3% of his Part A Amount, respectively). Other elements generally applicable to the corporate component of the IC Program were also applicable to Mr. Crain.

With respect to Mr. Crain’s personal goals, five different categories were applicable for 2011 as follows: (i) strategic organic growth; (ii) operational efficiencies and business practice enhancements; (iii) management development and reporting; (iv) financing and investor relations; and (v) strategic alternatives, which would entitle Mr. Crain to receive from 0% to 32.5% of his annual base salary at the maximum level of achievement in each of the five categories (or up to 173.3% of his Part B Amount). Amounts between 100% and 173.3% of the Part B Amount were reserved for superior performance, or for exemplary performance on special initiatives beyond his daily responsibilities. Not all goals and objectives were given equal weight. The individual goals and objectives were intended to be difficult to achieve, representing exemplary performance in each of the areas identified. The particular payout level awarded, if any, in each case would have depended on the assessment of the Committee as to the degree of achievement attained, and would have accounted for the difficulty of the particular goal, the scope of responsibility of the applicable individual and the complexity of the required tasks. As Corporate Participants did not achieve 80% of the Target under the corporate component of the IC Program, even if his employment had not terminated in September of 2011, Mr. Crain would not have been entitled to any award under this or the corporate component of his incentive compensation program for 2011.

Potential amounts payable to Mr. Crain with respect to his incentive compensation program for 2011 were as follows:

				Amount	% of Base
	Minimum ($)	Target ($)	Maximum ($)	Awarded ($)	Salary
Adjusted EBITDA	65,007	325,037	563,398	0	0%
Individual Goals	0	108,346	187,789	0	0%

Equity Awards

The specific amount of an equity grant to an executive depends on the individual’s position, scope of responsibility, ability to affect profits and shareholder value, the individual’s historic and recent performance, the value of equity awards in relation to other elements of total compensation, as well as the performance of the Company or the relevant operational group. Other than the Severance Policy (until its termination as of April 26, 2012) and the 401k plans maintained by the Company and each of its subsidiaries (each discussed below), we do not currently maintain any supplemental retirement plans for executives or other executive programs that reward tenure (however, we may consider the implementation of such plans in the future if deemed appropriate, and Mr. Goldfarb has an individual severance arrangement with the Company described in “Employment Contracts and Arrangements” below). We consider that equity awards and the resulting stock ownership are our method of providing for a substantial part of an executive’s retirement and wealth creation. Since equity awards are our primary contribution to an executive’s potential long-term wealth creation, we determine the size of the grants with that consideration in mind. We intend that our executives will share in the creation of value in the Company but will not have substantial guaranteed benefits at termination if value has not been created for shareholders.

As a result of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers and key employees, the Committee now utilizes forms of equity awards in addition to stock options and restricted stock. In granting equity awards, the Committee typically determines a dollar value of equity awards to grant to each recipient. This dollar value is based on long-term incentive multiples (“LTI Multiples”) previously established for the Company’s executive positions (as described below). During 2007, REDA was retained by the Compensation Committee to review, among other things, proposed equity grants for the Company’s executives as part of a broader executive compensation market study prepared for the Committee by REDA. In connection with such study, REDA established LTI Multiples for specified Company executive positions, based on multiples applicable to various high-level executive positions measured in their study. With respect to Company executive positions not measured in REDA’s study, LTI Multiples were established based on typical market relationships between the CEO, the measured positions, and the Company’s non-measured positions (taking into account individual Company and position circumstances, as well as salary band information). Such LTI Multiples are applied to current salaries of the Company’s top executives, including its NEOs, in order to determine market-based equity grant values for such executives. For executives, this dollar value is translated into a number of stock options or SARs based on a Black-Scholes analysis and/or restricted stock or RSUs based on the fair market value of the Company’s common stock on the date of grant. As discussed in “KEY DECISIONS FOR 2011” above, a grant of SARs and RSUs was made to Mr. Schaub in January of 2011, but no other equity grants were made to NEOs in 2011. In March of 2012, however, the NEOs other than Messrs. Benaroya and Crain (Mr. Crain’s employment with the Company terminated as of September 12, 2011), received a grant of SARs and RSUs.

In connection with the determination of the amount of such grants for 2012, the CEO prepared equity grant recommendations for executives, including all NEOs, for presentation to the Compensation Committee. Such recommendations began with an analysis of whether the existing LTI Multiples required further adjustment based on the current circumstances applicable to the Company, as well as the individual NEO or other executive in question (in 2010, a 40% across-the board reduction in such multiples was implemented as a result of the significantly reduced Black Scholes valuation from the time the LTI Multiples were originally established in order to prevent unwarranted dilution). In order to limit the size of potential grants and to again prevent unwarranted dilution, the CEO recommended that the existing reduced LTI Multiples be further reduced (the “2012 LTI Multiples”). Using such further reduced 2012 LTI Multiples, an aggregate equity-award value for each NEO and other executive was determined, and a 75% SAR/25% RSU split, consistent with prior years, was applied to determine specific preliminary award recommendations. Additional adjustments were then made to individual awards to “round” the proposed amounts. The CEO then considered whether other modifications were required to be made to individual grants, based on the subjective factors described above. Once the final award recommendations were determined by the CEO, the relative appropriateness of the proposed grants was presented to the Compensation Committee for confirmation or further adjustment. With respect to the 2012 grants, the Compensation Committee confirmed the proposals with respect to the NEOS (and other executives to whom grants were made), after an assessment as to the appropriateness of the individual awards based on various metrics including the size of relative grants across business units, a review of total grants to each business unit relative to overall financial contribution of such business units, comparison to prior grants in size, scope and value, and comparison to budgets and other factors.

The Company granted SARs because such instruments provide greater flexibility to the Company than options, as SARs may be settled in cash, stock or a combination of both. The Committee felt that the amounts of SARs awarded in 2012 represented a significant and appropriate level of long-term compensation for 2012 in light of the other elements of the 2012 executive compensation program. The Company elected to include RSUs as a portion of these grants (approximately 25%) because RSUs create less dilution to shareholders (fewer RSUs as compared to stock options or SARs need to be granted to achieve a specified value), retain their incentive characteristics regardless of movements in the price of the stock and are increasingly becoming a standard part of comprehensive equity awards at other companies with whom the Company may compete for talented executives. Such awards also provide flexibility similar to SARs.

See the “2011 Outstanding Awards at Fiscal Year End” table and accompanying footnotes below for a description of the material terms and amounts of outstanding equity held as of December 31, 2011 by the named executive officers.

OTHER ELEMENTS OF COMPENSATION AND RELATED BENEFITS

Perquisites

We limit the perquisites that we make available to our executive officers. Executives are entitled to few benefits that are not otherwise available to all of our employees. The perquisites provided to the CEO and the other NEOs in 2011 are described in footnote (6) to the Summary Compensation Table below. The Company and its subsidiaries currently maintain separate health insurance plans, which are the same for all employees within a particular company.

40l(k) Plan

The Company and each of its subsidiaries offer eligible employees the opportunity to participate in a retirement plan (the “401(k) Plans”) that is based on employees’ pretax salary deferrals pursuant to Section 401(k) of the Code. The Company, LaJobi and Sassy match a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributes 3% of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). See the section captioned “Termination of Employment and Change in Control Arrangements” below for a more detailed description of the 401(k) Plans. See the Summary Compensation Table for amounts contributed to the named executive officers under the 401(k) Plans during 2011. The objective of these programs is to help provide financial security into retirement, and to reward and motivate tenure and recruit and retain talent in a competitive market.

Employee Stock Purchase Plan

Under the Company’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”), eligible employees, including the NEOs, were provided the opportunity to purchase the Company’s common stock at the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. We felt that offering the opportunity to purchase our stock at a discount to our employees (including our executives) encouraged the alignment of their interests with those of our shareholders. “Options” were granted to participants as of the first trading day of each calendar year, and may be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that may be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee could elect to participate in the plan by authorizing a payroll deduction of up to 10% (in whole percentages) of his or her compensation. No participant had the right to purchase Company common stock under this plan that has a fair market value in excess of $25,000 or the right to purchase more than 25,000 shares in any plan year. If an employee did not elect to exercise his or her “option”, the total amount credited to his or her account during that plan year is returned to such employee without interest, and his or her “option” expires. With respect to the NEOs, Messrs. Goldfarb and Paglinco participated in the 2009 ESPP for the 2011 plan year. The 2009 ESPP has been suspended for the 2012 and 2013 plan years (and barring further action by the Committee, will expire by its terms at the conclusion of the 2013 plan year).

POST-TERMINATION BENEFITS

Severance Policy

The Company’s severance policy was applicable in 2011 (but terminated as of April 26, 2012), and applied generally to employees who were domestic vice presidents or above and who were designated as participants in the plan by the Committee (other than Messrs. Benaroya and Crain in 2011, who were not participants in this plan). This severance policy, which is described in further detail in the section captioned “Termination of Employment and Change in Control Arrangements” below, generally provided that in the event of a termination by the Company without cause, participants would be granted specified severance benefits. In addition, effective March 30, 2007, the severance policy specified that in the event that the employment of eligible vice presidents was terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated individual would be extended by an additional 4 months up to a maximum severance period of 12 months. This trigger was deemed appropriate to provide a limited degree of income protection to our executives in the event of a termination of employment by the Company other than for cause. We felt that the amounts provided pursuant to this plan were appropriately based on years of service and were reasonable in the context of our total compensation program. See the “Potential Payments Upon Termination or Change in Control” table and subsequent narrative below for a description of the potential amounts payable pursuant to this plan as of the end of 2011 to participating named executive officers under specified assumptions.

Change in Control Letters

The Company issued letters, effective April 26, 2012, to each of Messrs. Paglinco and Goldfarb, stating that if the employment of the executive officer is terminated by the Company without Cause, or by such executive officer for Good Reason (each as defined in such letters) within the 365-day period following the consummation of a Change in Control (as defined in such letters), such executive officer will be entitled to the benefits set forth below, notwithstanding anything to the contrary in any other benefit or compensatory plan maintained by the Company, including, but not limited to, any other severance arrangements between the executive and the Company, the IC Program or the ICBP, as applicable, any award agreement governing the relevant equity, or the plan pursuant to which such equity was issued:

1.	Severance payments equal to 12 months of base salary in effect on the termination date; 12 months of continued medical, dental and other applicable insurance benefits; and 12 months’ continuation of any automobile perquisite in effect on the date of termination. These payments and benefits (as well as those described below) will not be reduced or terminated in the event of the subsequent employment of the applicable executive officer.

2.	Bonus amounts earned and not yet paid under the IC Program or ICBP (if effective), if any, for the year prior to the year in which such termination occurs solely to the extent earned amounts thereunder were not paid as a result of the timing of such termination; and a pro rata portion of such executive’s bonus under the IC Program or ICBP, if effective, if any, for the year in which such termination occurs in an amount equal to the pro rata portion of the amount that would otherwise be payable to him if the “target” level of such bonus had been achieved for the entire year and he was entitled to payment of such amount under the terms of the applicable incentive compensation program (the “Annual Target Amount”), provided, that the amount payable will in no event exceed 25% of the Annual Target Amount.

3.	Any unvested equity granted to the executive officer by the Company (or substituted by the Company upon such Change in Control) that remains outstanding immediately prior to such termination will become immediately vested or non-forfeitable, and in the case of stock options, stock appreciation rights and similar grants, will remain exercisable for the period set forth in the applicable award agreement.

In order to receive any payments or benefits under such letters, the executive officer must execute the Company’s general form of release within 21 days following his termination.

The Company will require any successor or assignee to all or substantially all of the business or assets of the Company to assume the obligations of the Company under such letters, and maintain such letters for a period of 365 days.

We executed these letters because we deemed it reasonable to provide this benefit to critical members of our senior corporate staff in order to help ensure their cooperation and the continuity of management should any of the aforementioned events occur, and to help eliminate from any decision-making process potential distractions caused by concerns over personal financial and employment security. The elements of the change in control definition were chosen to cover a diverse range of circumstances where either the ownership or leadership of the Company changed to a degree sufficient in our view to warrant the provision of protections to the specified executives in order to encourage them to continue their employment through a change in control to ensure a smooth transition when and if required.

CEO COMPENSATION

Mr. Benaroya (acting CEO)

The Company entered into an agreement with RB, Inc., a Delaware corporation, effective September 12, 2011, to provide for the full-time services of Mr. Benaroya as interim Executive Chairman and acting CEO until the earlier of: (i) December 31, 2011; and (ii) the appointment of a new chief executive officer or written notice from the Company. A fee of $300,000 was payable by the Company to RB, Inc. for Mr. Benaroya’s services during this period.

On February 14, 2012, this agreement was modified and extended (by letter agreement), pursuant to which RB, Inc. agreed to continue to provide the full-time services of Mr. Benaroya as interim Executive Chairman and acting CEO of the Company on a month-to-month basis, effective as of January 1, 2012, subject to termination by either the Company or RB, Inc. at any time upon ten days written notice to the other party. In connection therewith, RB, Inc. will be paid a fee of $100,000 per calendar month during such continuation period. Upon termination of the agreement, any fee payable for the month of termination will be prorated to reflect the actual number of days in such month during which such agreement was in effect. Mr. Benaroya will not be paid directors’ fees during the term of his engagement as interim Executive Chairman, nor will he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company.

Mr. Crain (employment terminated as of September 12, 2011)

In determining the various components of Mr. Crain’s compensation package at the time of the commencement of his employment, the Committee reviewed a variety of factors it deemed appropriate, including, but not limited to, Mr. Crain’s prior responsibilities and experience, most current compensation, scope of the position, the then-current operational position of the Company, the recommendations of REDA as well as the Company’s then-current challenges and future plans. As a result of this analysis and negotiations between Mr. Crain and the Company, as of December 4, 2007, the Company entered into an employment agreement with Mr. Crain as President and Chief Executive Officer of the Company, at an annual base salary of $550,000 (which salary could not be decreased during the term of his agreement). Mr. Crain’s annual base salary during 2011 was $577,844. See “Internal Pay Equity” below.

In addition, pursuant to his employment agreement, and as further inducement to his joining the Company, the Company made specified equity grants to Mr. Crain, and agreed to provide Mr. Crain with specified incentive compensation opportunities and perquisites. See the section captioned “Employment Contracts and Arrangements” for a description of the material provisions of Mr. Crain’s employment agreement, as amended, including incentive compensation, equity grants, perquisites and post-termination benefits. See the Summary Compensation Table for a description of the elements of Mr. Crain’s compensation during 2011.

OTHER COMPENSATION POLICIES AND CONSIDERATIONS

2011 “Say -on-Pay” Advisory Vote on Executive Compensation and Frequency of Say-on-Pay Votes

At the Annual Meeting of Shareholders of the Company held on July 19, 2011 (the “2011 Annual Meeting”), we provided shareholders a “say on pay” advisory vote on our executive compensation. At the 2011 Annual Meeting, approximately 98.5% of the votes cast on this “say-on-pay” vote were voted in favor of the proposal. The Committee believes that the results of this vote indicate that our shareholders are generally supportive of our approach to executive compensation. As a result, the Committee did not make any changes to our executive compensation program and policies as a result of the 2011 “say on pay” advisory vote. In the future, we will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding our NEOs, as well as the other factors described in this Compensation Discussion and Analysis as impacting the evaluation of our executive compensation programs, including our assessment of the interaction of our compensation programs with our compensation philosophy, and whether such programs meet our stated objectives. See “KEY DECISIONS FOR 2012” above.

At the 2011 Annual Meeting, the Company’s shareholders (by a plurality of votes cast) recommended, on an advisory basis, that the Company’s future advisory votes on executive compensation be held every year. Based on the shareholders’ recommendation and other factors, on December 6, 2011, the Board determined that it will include advisory votes on executive compensation in its proxy materials every year until the next advisory vote on the frequency of shareholder advisory votes on executive compensation, which will occur no later than the Company’s Annual Meeting of Stockholders in 2017.

Periodic Review

We periodically review each element of our compensation program described above to ensure that each such element continues to meet our stated objectives.

Internal Pay Equity

We believe that internal equity is one factor of many to be considered in establishing compensation for our executives. We have not established a policy regarding the ratio of total compensation of the CEO to that of the other executive officers, but do review compensation levels to ensure that appropriate equity exists. The difference between the Chief Executive Officer’s compensation and that of the other named executive officers reflects the difference in their relative responsibilities. The CEO’s responsibilities for management and oversight of all functions of an enterprise are significantly higher than those of other executive officers. As a result, the market pay level for our CEO is substantially higher than the market pay for most other officer positions. We intend to continue to review internal compensation equity and will adopt a formal policy once the SEC issues rules in this area, as it has been directed by The Dodd-Frank Wall Street Reform and Consumer Protection Act.

Timing of Stock Option (and Other Equity) Grants

Our practices with respect to equity grants include the following:

(i) except for inducement awards to new executives, we plan stock option and other equity grant dates in advance of any actual grant;

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

ACCOUNTING CONSIDERATIONS

The Committee considers the accounting and cash flow implications of various forms of executive compensation. In its consolidated financial statements, the Company records salaries and performance- based compensation in the amount paid or to be paid to the named executive officers. Accounting rules also require the Company to record an expense in its financial statements for equity awards, even though equity awards are not paid as cash to employees and may not vest or be earned by such employees. The accounting expense of equity awards to employees is calculated in accordance with current accounting rules under GAAP, which require stock-based compensation expense to be measured at the grant date based on the fair value of the award. The Committee believes that the many advantages of equity compensation, as discussed above, more than compensate for the associated non-cash accounting expense required relevant accounting rules; however, the Committee considers the amount of this expense in determining the amount of equity compensation awards.

TAX CONSIDERATIONS

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the CEO and to the other covered employees in a calendar year. Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m), which requirements include shareholder approval of specified provisions of such compensation arrangements. Although the Company considers the impact of this rule when developing and implementing its executive compensation programs, tax deductibility is not a primary objective of our compensation programs. In our view and the view of the Committee, meeting the compensation objectives set forth in this Compensation Discussion and Analysis is more important than the benefit of being able to deduct the compensation for tax purposes. Accordingly, the Company has not adopted a policy that all compensation must qualify as deductible under Section 162(m), although it has considered Section 162(m)’s performance-based compensation requirements in the design of its annual cash incentive award programs. However, we are recommending that our shareholders vote to approve the ICBP at the Company’s 2012 Annual Meeting of Shareholders. If so approved, the ICBP is generally intended to allow compensation paid under the ICBP to specified employees to qualify as performance-based compensation within the meaning of Section 162(m) of the Code, thereby preserving the ability for compensation awarded under the ICBP to qualify as deductible under Section 162(m). Note that we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions of Section 162(m) when we believe that such payments are appropriate to award performance and/or enhance retention.

If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the Code, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. Our plans that are subject to Section 409A are generally designed to comply with the requirements of such section so as to avoid possible adverse tax consequences that may result from noncompliance with Section 409A.

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

As has been previously disclosed, the Company has restated specified historic financial statements to reflect the recording of certain anticipated anti-dumping and other customs duty payment requirements (and related interest), previously recorded in prior periods, into the respective periods to which such liabilities relate. Although it was the initial determination of the Company’s management (in which the Company’s independent auditors concurred) that the impact of the aggregate charges was immaterial to prior periods, after various submissions to and discussions with the Staff of the SEC on this matter, and in recognition of the Staff’s position with respect thereto, management and the Audit Committee of the Board determined that such restatement would be required. As a result of the fact that: (i) such restatement was implemented at the request of the SEC, based on their view of the application of relevant accounting standards to our particular circumstances; and (ii) the Committee would have had the discretion to exclude the impact of the charges in question from the calculation of Adjusted EBITDA in all relevant years, the Committee determined that it would not be necessary or appropriate to make retroactive adjustments to incentive compensation paid to the Company’s officers during the relevant prior periods (provided, however, that with respect to Mr. Bivona, the Company does intend to seek reimbursement of incentive compensation paid to him during the relevant period through its pending arbitration over his employment agreement, the LaJobi earnout and related issues).

HEDGING

We consider hedging an inappropriate trading practice. Our Insider Trading Policy prohibits our directors, officers or employees from investing in derivatives of our securities, including trading in puts, calls and options, without the prior approval of our Board.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on such review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in its Annual Report on Form 10-K for the year ended December 31, 2011 (as amended), and the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company.

Kid Brands, Inc. Compensation Committee

Frederick Horowitz, Mario Ciampi and Hugh R. Rovit

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2011, the following were members of the Compensation Committee: Messrs. Horowitz, Ciampi and Rovit (Mr. Rovit became a member of the Compensation Committee on July 19, 2011). Mr. Benaroya is an observer of such committee, but is not a member thereof. Mr. Ciampi, a Prentice Director, is a partner of Prentice, and a manager and member of an affiliate of Prentice. No member of the Compensation Committee is or ever has been an officer or employee of the Company or any of its subsidiaries, and no “compensation committee interlocks” existed during 2011.

Summary Compensation Table

The following table sets forth compensation for the years shown awarded to, earned by, paid to or accrued for the benefit of both the current and former principal executive officer of the Company, the principal financial officer of the Company, and the three most highly compensated executive officers of the Company during 2011 other than the foregoing, who were in each case serving as executive officers on December 31, 2011 (collectively, the “named executive officers”, or the “NEOs”).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Comp. ($)(5)	All Other Comp. ($)(6)	Total ($)
Raphael Benaroya (A)(B) Executive Chairman and Acting CEO	2011	431,500	n/a	25,850	49,009	n/a	—	506,359

Bruce G. Crain (A) Former President and CEO	2011 2010 2009	441,297 563,750 550,000	— — —	— 181,080 —	— 346,080 135,000	— — 427,536	312,709 28,056 26,422	754,006 1,118,966 1,138,958

Guy A. Paglinco VP and CFO	2011 2010 2009	269,077 265,000 231,214	— — —	— 50,300 26,700	— 94,080 34,800	— — 122,214	17,339 17,339 17,039	286,416 426,719 431,967

Marc S. Goldfarb SVP and General Counsel	2011 2010 2009	338,333 333,207 325,080	— — —	— 60,360 —	— 117,600 45,000	— — 167,051	21,061 21,061 21,047	359,394 532,228 558,178

David C. Sabin (B) President – Kids Line and CoCaLo	2011 2010	475,000 475,000	— —	— —	— —	— 15,000	16,867 41,471	491,867 531,471

Richard F. Schaub, Jr. (B) President – LaJobi and Group Head of Sassy	2011	364,327	30,000	85,000	271,000	—	130,660	880,987

(A)	Effective September 12, 2011, Bruce G. Crain resigned as President and Chief Executive Officer of the Company (and also resigned his position as a member of the Board and all other positions with the Company and its subsidiaries). In addition, as of September 12, 2011, pursuant to the terms of an agreement between the Company and RB, Inc., Raphael Benaroya, the former Chairman of the Board, was appointed by the Board to the position of interim Executive Chairman, to serve as the acting chief executive of the Company during the pendency of the Board’s search for a new chief executive officer. Mr. Benaroya is an employee of RB, Inc. and not the Company.
(B)	Information with respect to Messrs. Benaroya and Schaub is provided for 2011 only, and for Mr. Sabin for 2011 and 2010 only, as none of them was a named executive officer prior thereto.
(1)	Messrs. Paglinco and Goldfarb participated in the 2009 ESPP during 2011; and Messrs. Crain, Paglinco and Goldfarb participated in the 2009 ESPP during 2010 and 2009. In connection therewith: (i) for 2011, each of Messrs. Paglinco and Goldfarb authorized payroll deductions equal to an aggregate of $21,250, and each purchased an aggregate of 7,899 shares as of December 30, 2011; and (ii) for each of 2010 and 2009, each of Messrs. Crain, Paglinco and Goldfarb authorized payroll deductions equal to an aggregate of $21,250, and each purchased an aggregate of 5,339 and 7,203 shares of Common Stock pursuant thereto as of December 31, 2010 and 2009, respectively. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2009 ESPP (which has been suspended for the 2012 and 2013 plan year). See footnote (3) to the “2011 Grants of Plan Based Awards” table below for disclosure with respect to issuances of Common Stock to NEOs under the 2009 ESPP in 2011. Annual base salaries applicable for 2011 for Messrs. Crain, Paglinco, Goldfarb and Schaub were somewhat higher than the amounts shown herein, as base salary increases were effective as of April 1, 2011.

With respect to Mr. Benaroya, $131,500 of the total in the salary column in the table above represents amounts paid to him in consideration for his service as Chairman of the Board (including special committee fees) prior to his appointment as interim Executive Chairman and acting CEO as of September 12, 2011. See the “Director Compensation” table and related footnotes below. The remainder represents amount paid to RB, Inc. pursuant to its agreement with the Company for the provision of Mr. Benaroya’s services as interim Executive Chairman and acting CEO. During the term of such engagement, Mr. Benaroya will not receive directors’ fees, nor will he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. See “Employment Contracts and Arrangements” below.

(2)	Mr. Schaub became the President of Sassy in February 2010, and also became the President of LaJobi in March of 2011 (at which time he became a “LaJobi” participant under the IC Program for all of 2011). In June of 2011, Dean Robinson was appointed as the President of Sassy, and Mr. Schaub became the group head of Sassy (to whom Mr. Robinson reports), as well as continuing as President of LaJobi. Although LaJobi participants (including Mr. Schaub) did not qualify for any payment under the corporate component of the IC Program for 2011, as a result of Mr. Schaub’s leadership at Sassy until the appointment of Robinson in June of 2011, as well as his contributions as the group head of Sassy thereafter, the Committee used its discretion to award Mr. Schaub the amount set forth in the table as a bonus.
(3)	Reflects the aggregate grant date fair value of awards for the years shown, computed in accordance with FASB ASC Topic 718, with respect to issuances of restricted stock and/or RSUs to the individuals in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2011, 2010 and 2009 can be found in: (i) the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”), in footnote 14 to the Notes to Consolidated Financial Statements; (ii) the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”), in footnote 15 to the Notes to Consolidated Financial Statements; and (iii) the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”), in footnote 16 to the Notes to Consolidated Financial Statements, respectively. Further information regarding 2011 awards is included in the “2011 Grants of Plan-Based Awards” table below.

A grant of 5,000 RSUs was made to all continuing non-employee directors (including Mr. Benaroya) on July 19, 2011. See the “Director Compensation” table and related footnotes below.

(4)	Reflects the aggregate grant date fair value of awards for the years shown, computed in accordance with FASB ASC Topic 718, with respect to issuances of options and/or SARs to the individuals in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2011, 2010 and 2009 can be found in: (i) the 2011 10-K, in footnote 14 to the Notes to Consolidated Financial Statements; (ii) the 2010 10-K, in footnote 15 to the Notes to Consolidated Financial Statements; and (iii) the 2009 10-K, in footnote 16 to the Notes to Consolidated Financial Statements, respectively. Further information regarding 2011 awards is included in the “2011 Grants of Plan-Based Awards” table below.

A grant of 14,250 SARs was made to all continuing non-employee directors (including Mr. Benaroya) on July 19, 2011. See the “Director Compensation” table and related footnotes below.

(5)	With respect to 2010 and 2009, represents amounts earned under the IC Program for such years, respectively. No NEOs received awards under the IC Program for 2011, but see footnote (2) above for information regarding a discretionary bonus awarded to Mr. Schaub in 2011.
(6)	The perquisites and other personal benefits included within the “All Other Compensation” for each named executive officer are as follows:

			Annual		Income
			Premium		Recognized
			for Long-	Annual	from
			Term	Premium	Provision of	Extra
		Annual	Disability	for Life	Group Term	Week	Contributions
		Car	Insurance	Insurance	Life Insurance	Vacation	to 401(k)	Other	Total
Name	Year	Allowance(a)	($)(b)	($)(b)	($)(c)	($)(d)	Plans ($)(e)	($)(f)	($)
Raphael Benaroya	2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Bruce G. Crain	2011	n/a	3,738	343	925	n/a	7,350	300,353	312,709
	2010	n/a	5,425	642	925	10,841	7,350	2,873	28,056
	2009	n/a	5,322	611	902	10,577	7,350	1,660	26,422

Guy A. Paglinco	2011	9,600	n/a	n/a	389	n/a	7,350	n/a	17,339
	2010	9,600	n/a	n/a	389	n/a	7,350	n/a	17,339
	2009	9,300	n/a	n/a	389	n/a	7,350	n/a	17,039

Marc S. Goldfarb	2011	13,200	n/a	n/a	511	n/a	7,350	n/a	21,061
	2010	13,200	n/a	n/a	511	n/a	7,350	n/a	21,061
	2009	13,200	n/a	n/a	497	n/a	7,350	n/a	21,047

David C. Sabin	2011	n/a	n/a	n/a	382	9,135	7,350	—	16,867
	2010	7,308	n/a	n/a	419	18,269	7,350	8,125	41,471

Richard Schaub	2011	n/a	n/a	n/a	80	7,212	n/a	123,368	130,660

(a)	During a portion of 2010, Mr. Sabin received the benefit of the use of an automobile that had been previously leased by Kids Line (the lease expired during 2010, and no other automobile benefits are provided to Mr. Sabin).
(b)	Represents the cost of life insurance and long-term disability insurance coverage provided to Mr. Crain pursuant to his employment agreement.
(c)	Such group term life insurance coverage is generally provided to all employees. Amounts represent the portion of the premium paid for amounts in excess of the limits for tax purposes.
(d)	Each NEO is entitled to three weeks of paid vacation (as compared to Company policy based on tenure), which in 2011 reflected one extra week for each of Messrs. Sabin and Schaub; in 2010 reflected an extra week for Mr. Crain and an extra two weeks for Mr. Sabin; and in 2009 reflected an extra week for Mr. Crain.
(e)	Amounts represent the relevant employer’s match to contributions under the 401(k) Plans on the same basis as provided to all employees. Does not include investment gains or losses under the 401(k) Plans. Because the contributions to the 40l(k) Plans are not fixed, and because it is impossible to calculate future income, it is not currently possible to calculate an individual participant’s retirement benefits.
(f)	With respect to Mr. Crain, reflects reimbursement for tax preparation services in each year and for a physical examination in 2010 and 2011, all in accordance with the terms of his employment agreement, as well as an aggregate of $298,552 accrued in 2011 (payment was made in March 2012) in connection with the termination of his employment as of September 12, 2011 (consisting of $288,922 in base salary, $343 in continued life insurance coverage, and $9,287 in coverage under the Company’s medical and dental programs). The acceleration and/or cancellation of Mr. Crain’s equity awards as a result of the termination of his employment is discussed in the “2011 Outstanding Equity Awards at Fiscal Year End” table below, and aggregate amounts payable to Mr. Crain as a result of such termination is discussed under the caption “Actual Terminations in 2011” below. With respect to Mr. Sabin for 2010, consists of a two-month housing reimbursement ($2,197), moving expenses ($5,328) and airfare reimbursement for four weekends ($600) in connection with his relocation to Los Angeles, all in accordance with the terms of his employment agreement. With respect to Mr. Schaub, reflects reimbursement for temporary housing ($3,864) incurred in 2011 associated with his required business travel to Kentwood, Michigan and the reimbursement of expenses of $119,504 (including house closing costs of $59,497, moving expenses of $17,364 and tax gross-up amounts of $42,643) incurred in 2011 associated with his relocation to New Jersey in connection with his appointment as President of LaJobi in March of 2011.

2011 Grants of Plan-Based Awards

The following table provides information with respect to non-equity incentive plan awards to the NEOs in 2011 as well as equity awards made to the NEOs in 2011.

	****	****	****	****	****	****	****	****	****	****	****	****
			Estimated Possible(1) Payouts Under Non-equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option/ SAR	Grant Date Fair Value of Stock and Option
Name	Plan	Grant Date	Threshold ($)(2)	Target ($)(2)	Max ($)(2)	Threshold (#)	Target (#)	Max (#)	Stock or Units (#)	Options/ SARs (#)	Awards ($/ Sh)(4)	Awards ($)(5)
Raphael Benaroya	IC Program	n/a	n/a	n/a	n/a
	EI Plan	7/19/2011							5,000			25,850
	EI Plan	7/19/2011								14,250	5.17	49,009
Bruce Crain	IC Program	—	65,007	433,383	751,196
									n/a	n/a	n/a	n/a
Guy Paglinco(3)	IC Program	—	18,335	122,231	183,347
	EI Plan								n/a	n/a	n/a	n/a
Marc Goldfarb(3)	IC Program	—	25,615	170,769	256,153
									n/a	n/a	n/a	n/a
David C. Sabin	IC Program	—	35,625	237,500	356,251
									n/a	n/a	n/a	n/a
Richard F. Schaub, Jr.	IC Program	—	28,125	187,500	281,250
	EI Plan	1/3/2011							10,000			85,000
	EI Plan	1/3/2011								50,000	8.50	271,000

(1)	The numbers in the table represent potential payouts under the IC Program for 2011 with respect to all NEOs (other than Mr. Benaroya, who is not an employee of the Company and does not participate in the IC Program). No amounts were actually earned by any such NEO during 2011 under the IC Program; however, see footnote (2) of the Summary Compensation Table above for a description of a $30,000 discretionary bonus award to Mr. Schaub with respect to 2011.
(2)	As is described more fully in the Compensation Discussion and Analysis above, whereas actual threshold, targets and maximums existed for the corporate component of the IC Program in 2011 for all participating NEOs, such NEOs could have earned between 0% – 150% of their Part B Amount (173.3% in the case of Mr. Crain), in the discretion of the Compensation Committee, with respect to the individual goals and objectives component of the IC Program. For purposes of this table, we have assumed that 20% of the Part A Amount (the threshold amount for such component) and 0% of the Part B Amount was earned in the “Threshold” column (there was no “threshold” concept with respect to individual goals), 100% of each of the Part A Amount and Part B Amount was earned in the “Target” column, and the maximum amount awardable with respect to each of the Part A Amount and the Part B Amount was earned in the “Maximum” column.

(3)	Messrs. Paglinco and Goldfarb participated in the 2009 ESPP during 2011, and in connection therewith, each authorized payroll deductions equal to an aggregate of $21,250, and purchased an aggregate of 7,899 shares of Common Stock pursuant thereto as of December 30, 2011. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2009 ESPP (and its suspension for the 2012 and 2013 plan years).
(4)	The exercise price of the stock options and SARs is equal to the closing price of our Common Stock on the NYSE on the date of grant.
(5)	Amounts represent the grant date fair value of: (i) the grant of SARs to each of Messrs. Benaroya (14,250) and Schaub (50,000) during 2011; and (ii) the grant of RSUs to each of Messrs. Benaroya (5,000) and Schaub (10,000) during 2011, in each case computed in accordance with FASB ASC Topic 718. All grants were made under the EI Plan. Mr. Benaroya’s grants have a ratable vesting period of five years, commencing on July 19, 2012, and Mr. Schaub’s grants vest in full upon on the earlier of January 3, 2014 and the date of a change in control of any subsidiary of the Company for which Mr. Schaub is principally responsible, where his employment continues with such entity thereafter. Assumptions used in determining the grant date fair values of these awards can be found in the 2011 10-K, in footnote 14 to the Notes to Consolidated Financial Statements. Other details with respect to such grants can be found in the footnotes to the “2011 Outstanding Equity Awards at Fiscal Year End” table below.

Employment Contracts and Arrangements

Mr. Benaroya (acting CEO)

The Company entered into an agreement with RB, Inc., a Delaware corporation, effective September 12, 2011, to provide for the full-time services of Mr. Benaroya as interim Executive Chairman and acting CEO until the earlier of: (i) December 31, 2011; and (ii) the appointment of a new chief executive officer or written notice from the Company. A fee of $300,000 was payable by the Company to RB, Inc. for Mr. Benaroya’s services during this period.

On February 14, 2012, this agreement was modified and extended (by letter agreement), pursuant to which RB, Inc. agreed to continue to provide the full-time services of Mr. Benaroya as interim Executive Chairman and acting CEO of the Company on a month-to-month basis, effective as of January 1, 2012, subject to termination by either the Company or RB, Inc. at any time upon ten days written notice to the other party. In connection therewith, RB, Inc. will be paid a fee of $100,000 per calendar month during such continuation period. Upon termination of the agreement, any fee payable for the month of termination will be prorated to reflect the actual number of days in such month during which such agreement was in effect.

Mr. Benaroya has not and will not be paid directors’ fees during the term of his engagement as interim Executive Chairman, nor will he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company.

A grant of 5,000 RSUs and 14,250 SARs was made to each continuing non-employee director (including Mr. Benaroya) on July 19, 2011, which each vest ratably over a period of five years commencing July 19, 2012. See the “Director Compensation” table and related footnotes below.

Mr. Crain (employment terminated as of September 12, 2011)

As of December 4, 2007 (the “Commencement Date”), Mr. Crain entered into an agreement, amended as of August 10, 2009 (the “Crain Agreement”) with the Company, with respect to his employment as President and Chief Executive Officer of the Company, at an annual base salary of $550,000. Mr. Crain’s base salary could not be decreased during the term of his employment with the Company, and was subject to annual increase in the discretion of the Compensation Committee (his annual base salary for 2011 was $577,844). The Company also agreed to nominate Mr. Crain as a member of the Board during the term of the Crain Agreement. Commencing in 2008, Mr. Crain became eligible for an annual cash incentive compensation opportunity in an amount not less than 75% of his base salary at target and 130% at maximum. Mr. Crain’s performance goals in respect of such incentive compensation opportunity, which were established by the Compensation Committee annually in consultation with Mr. Crain, could not be established at levels that were more difficult to achieve than for other IC Program participants who had identical performance measures. The Compensation Committee determined that 75% of Mr. Crain’s incentive compensation opportunity for 2011 would be based upon achievement by the Company of the consolidated Adjusted EBITDA Targets applicable to corporate participants under the IC Program, and 25% would be based on achievement in five distinct categories of personal goals. No incentive compensation was awarded to Mr. Crain for 2011 (See CD&A above under the caption “2011 Incentive Compensation for Mr. Crain”).

Also pursuant to the Crain Agreement, various awards of restricted stock and options were made to Mr. Crain in connection with the commencement of his employment (collectively, the “Equity Awards”, and as to the options only, the “Options”). No equity was granted to Mr. Crain in 2011. See the “2011 Outstanding Equity Awards at Fiscal Year End” table below for a description of the acceleration, exercise and/or forfeiture of all equity awarded to Mr. Crain as a result of the termination of his employment.

Pursuant to the Crain Agreement, Mr. Crain was entitled to participate in the Company’s employee benefit plans and programs applicable to senior executives generally and on a basis no less favorable than those provided to other senior executives. In addition, Mr. Crain was entitled to life insurance coverage equal to 200% of his annual base salary (or the life insurance benefit under the Company’s life insurance program for senior executives if the latter would provide for a higher level of coverage), long-term disability benefits during the period of disability equal to 50% of his base salary (prior to offsets provided in the Company’s long-term disability plan) through the Company’s long-term disability plan and a supplemental disability program (the Company agreed to use commercially reasonable best efforts to arrange for the provision of all or part of the supplemental disability benefit on a non-taxable basis to Mr. Crain), reimbursement for tax preparation and financial planning services not to exceed $5,000 annually, reimbursement for an annual physical examination and director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter in an annual amount equal to at least the greater of $5.0 million or the coverage provided to any other present or former senior executive or director of the Company. Mr. Crain was also entitled to reimbursement for his legal fees in connection with the Crain Agreement and the consulting arrangement he had with the Company prior to execution of the Crain Agreement, up to a maximum of $25,000, and outplacement services in the event of his termination without Cause or termination for Good Reason for a period of six months following such termination in an amount not to exceed $10,000. Mr. Crain was not a participant in the Company’s Severance Policy. Mr. Crain was entitled to three week’s vacation annually. See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Crain during the period covered by the table.

Provisions Applicable to Actual Termination

If the Company terminated the employment of Mr. Crain without Cause or he terminated his employment for Good Reason (not within the 120 day period prior or subsequent to a Change of Control, as defined in the Crain Agreement), Mr. Crain would be entitled to receive his base salary earned through the date of termination and for a period of six months thereafter, bonus amounts earned for any prior year and not yet paid, continued life insurance coverage (as set forth in the Crain Agreement) for a period of six months following the date of termination, coverage under the Company’s medical and dental, if any, programs during the twelve-month period following the date of termination, and in the event of termination without Cause only, the pro-rata portion of his bonus for the year in which the date of termination occurs based on actual performance for such year. Also in the event of any such termination, the Equity Awards would become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and the Options would remain exercisable for the shorter of 90 days following the date of termination and the remainder of their term. In connection with his departure as of September 12, 2011, Mr. Crain received these benefits (see “Actual Terminations in 2011” below). In consideration of the foregoing (and pursuant to the provisions of the Crain Agreement), Mr. Crain has executed a release substantially in the form previously filed with his employment agreement, with the additional agreement that, until September 12, 2013, he will not, either personally or as an owner, director, employee, agent or consultant of another entity, engage in any proceeding intended to effect a Change in Control of the Company that has not been approved by the Board. The other restrictions in his employment agreement surviving termination remain applicable, including a restriction against specified competitive activities during Mr. Crain’s employment by the Company and for a period of one year thereafter and a non-solicitation agreement for a period of two years.

Mr. Crain is under no obligation to seek other employment, and there shall be no offset against any amounts due him on account of any remuneration attributable to any subsequent employment that he may obtain.

Provisions not Applicable to Actual Termination

If the employment of Mr. Crain had been terminated by the Company for Cause or by Mr. Crain without Good Reason (each as defined in the Crain Agreement), he would have been entitled to receive his base salary earned through the date of termination, bonus amounts earned for any prior year and not yet paid, and other amounts and benefits, if any, provided under applicable Company programs and policies (collectively, the “Accrued Benefits”). In addition, the unvested portion of all equity awards would have been cancelled or immediately forfeited, as applicable, and any unexercised, vested portion of the Options would have remained exercisable for the shorter of 90 days following the date of termination and the remainder of their term.

If Mr. Crain’s employment had been terminated without Cause by the Company or by Mr. Crain with Good Reason, in either case within the 120 day period prior to or the 120 day period following a Change in Control, he would have been entitled to receive: (i) his base salary for a period of 21 months after the termination date (instead of 6 months); and (ii) coverage under the Company’s life insurance programs for 12 months following the termination date (instead of 6 months). In addition, bonus calculations with respect to such termination would have been applied to the year in which the earlier of the termination date or the Change in Control occurred (the earlier of such dates, the “Trigger Date”), and would have been based on actual targets (pro rated through the Trigger Date) and performance achieved through the Trigger Date (provided, if targets had not been set by the Company for the year in which the Trigger Date occurred, such bonus would have been based on actual targets and performance achieved for the year prior to the year in which the Trigger Date occurs, and prorated as set forth above as if the Trigger Date occurred in such prior year), in each case with the amount of the bonus prorated for the period of the relevant year through the Trigger Date. Subject to the following paragraph, other benefits to which Mr. Crain was entitled in the event of a termination without Cause by the Company or for Good Reason by Mr. Crain (including with respect to the acceleration of the Equity Awards), would generally have applied.

In the event of a Change in Control, all equity granted to Mr. Crain as of the date of August 10, 2009, including the Equity Awards (“2009 Equity”) would have become immediately vested or non-forfeitable, as applicable, and if a Change in Control occurred within 6 months following a termination of the employment of Mr. Crain without Cause, the remaining unvested portion of the 2009 Equity would have vested, and any unexercised portion of the 2009 Equity would have remained exercisable for one year following the Change in Control, or their respective expiration dates, whichever was earlier.

If the employment of Mr. Crain had been terminated by the Company as a result of his Disability (as defined in the Crain Agreement), he would have been entitled to receive the Accrued Benefits, as well as the long-term disability benefit described above. If the employment of Mr. Crain had been terminated as a result of his death, his estate would have been entitled to receive the Accrued Benefits, and his designated beneficiary (or his estate in the absence of such designation) would have been entitled to receive the life insurance benefit described above. In addition, in the event that the employment of Mr. Crain was terminated as a result of his death or Disability, he, his estate, or his designated beneficiary, as applicable, would have been entitled to the pro-rata portion of the bonus for the year in which the date of termination occurred based on actual performance for such year, and the Equity Awards would have become immediately vested and/or non-forfeitable, as applicable, to the same extent as if Mr. Crain had completed an additional two years of service after the date of termination, and the Options would have remained exercisable for the shorter of one year following the date of termination and the remainder of their term.

Mr. Paglinco

Mr. Paglinco was hired as Vice President – Corporate Controller of the Company in September 2006. He was promoted to Vice President and Chief Accounting Officer in November 2007, and assumed the additional role of interim Chief Financial Officer as of January 30, 2009. Effective August 14, 2009, he was promoted to Vice President and Chief Financial Officer of the Company. During 2011, his annual base salary was $271,625, and his Applicable Percentage under the IC Program was 45%. Equity grants are in the discretion of the Compensation Committee. Mr. Paglinco was not awarded equity in 2011. His employment is “at will”.

Pursuant to his current arrangement with the Company, Mr. Paglinco is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy, including the March 30, 2007 amendment thereto (prior to the termination of such policy as of April 26, 2012), and receives a monthly car allowance. Mr. Paglinco is also entitled to three weeks annual vacation.

Mr. Paglinco was issued a Change in Control Letter, described in detail in the Compensation Discussion and Analysis under the caption “Change in Control Letters”.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Paglinco during the period covered by the table. The terms of equity awarded to Mr. Paglinco are described in the “2011 Outstanding Equity Awards at Fiscal Year End” table below.

Mr. Goldfarb

On September 26, 2005, Marc S. Goldfarb was hired as Vice President, General Counsel and Secretary of the Company at an annual base salary of $260,000. In accordance with the terms of his current employment arrangement with the Company, Mr. Goldfarb serves as Senior Vice President and General Counsel of the Company (as of May 31, 2006) and during 2011, his annual base salary was $341,537. Mr. Goldfarb participated in the IC Program in 2011 with an Applicable Percentage of 50%. Other than stock options awarded to Mr. Goldfarb in connection with the commencement of his employment, equity grants are at the discretion of the Compensation Committee. No equity was granted to Mr. Goldfarb in 2011. His employment is “at will”.

Pursuant to his arrangement with the Company, Mr. Goldfarb is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy, including the March 30, 2007 amendments thereto, prior to the termination of such policy (with a guaranteed minimum of 8 months of severance), and receives a monthly car allowance. Mr. Goldfarb is also entitled to three weeks annual paid vacation.

A Change of Control Letter was issued to Mr. Goldfarb, described in detail in the Compensation Discussion and Analysis under the caption “Change in Control Letters”.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Goldfarb during the period covered by the table. The terms of equity awarded to Mr. Goldfarb are described in the “2011 Outstanding Equity Awards at Fiscal Year End” table below.

Mr. Sabin

Mr. Sabin serves as the President of Kids Line (since January 2010) and CoCaLo (since September 2010) pursuant to an employment agreement dated December 7, 2009. His employment agreement provides for an annual base salary of $475,000 (applicable in 2011). Mr. Sabin participated in the IC Program in 2011 with an Applicable Percentage of 50%. A grant of SARS and RSUs was made to Mr. Sabin in connection with the commencement of his employment. Further equity grants are at the discretion of the Compensation Committee. No equity was granted to Mr. Sabin in 2011. Mr. Sabin’s employment is “at will”.

Pursuant to his arrangement with the Company, Mr. Sabin was also entitled to participate generally in the Company’s Severance Policy, including the March 30, 2007 amendments thereto, prior to the termination of such policy (provided, that he was at all times entitled to a severance period equal to two times (2X) the severance period provided in the Severance Policy up to a maximum of twelve months, and that such benefits would be provided for a termination by the Company without cause. Mr. Sabin is also entitled to three weeks annual paid vacation (during 2011, one week more than he would be entitled to based on tenure).

Mr. Sabin is also eligible to participate in all benefit programs made generally available to executives of Kids Line, as the same may be modified from time to time.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Sabin during the period covered by the table. The terms of equity awarded to Mr. Sabin are described in the “2011 Outstanding Equity Awards at Fiscal Year End” table below.

Mr. Sabin’s employment agreement contains a confidentiality, non-disparagement and one-year post-employment non-solicitation provision with respect to any person who is to his knowledge then employed or retained by the Company or any of its subsidiaries.

Mr. Schaub

Mr. Schaub became the President of Sassy in February 2010 pursuant to an employment agreement dated February 19, 2010 and amended as of November 23, 2010, and also became the President of LaJobi in March of 2011. In June of 2011, Dean Robinson was appointed as the President of Sassy, and Mr. Schaub became the group head of Sassy (to whom Mr. Robinson reports), as well as continuing as President of LaJobi. Mr. Schaub’s current annual base salary is $375,000 (commencing March 2011, prior to which it was $350,000), and cannot be lowered below $350,000 without his consent. Pursuant to the terms of his employment agreement, Mr. Schaub received a guaranteed of a minimum bonus of $100,000 in 2010 (of which, he earned approximately $90,000 pursuant to the terms of the IC Program). Mr. Schaub participated in the IC Program during 2011 with an Applicable Percentage of 50%.

A grant of SARS and RSUs was made to Mr. Schaub in connection with the commencement of his employment. In addition, a grant of SARS and RSUs was made to Mr. Schaub on January 3, 2011 in accordance with the terms of the amendment to his employment agreement as of November 23, 2010. Further equity grants are at the discretion of the Compensation Committee.

Mr. Schaub is eligible to participate in all benefit programs made generally available to executives of LaJobi, as the same may be modified from time to time. In addition, Mr. Schaub was entitled to participate in the Company’s Severance Policy, including the March 30, 2007 amendments thereto, prior to the termination of such policy (provided, that such benefits would be provided for a termination by the Company without cause or a resignation as a result of any decrease in his base salary below $350,000).

Pursuant to Mr. Schaub’s employment agreement, he was reimbursed for temporary housing and coach class transportation expenses associated with his required business travel to Kentwood, Michigan until December 31, 2011. In addition, relocation expense reimbursement provisions contained in his employment agreement (applicable to a relocation of Sassy) were applied to his relocation to New Jersey in connection with his appointment as the President of LaJobi. Mr. Schaub was also reimbursed an additional amount equal to the income taxes payable in connection with the inclusion of such relocation allowance in his ordinary income.

Mr. Schaub’s employment agreement contains a confidentiality, non-disparagement, non-compete for the period of employment and any period thereafter during which Mr. Schaub receives any severance payments, and one year post-employment non-solicitation provision with respect to any person who is to his knowledge then employed or retained by the Company or any of its subsidiaries.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Schaub during 2011, including the relocation expense reimbursements described above. The terms of equity awarded to Mr. Schaub are described in the “2011 Outstanding Equity Awards at Fiscal Year End” table below. Mr. Schaub is entitled to three weeks annual paid vacation (equivalent to one additional week based on tenure), and his employment is “at will”.

See the Summary Compensation Table above for information with respect to compensation received by the NEOs under their employment agreements and arrangements during the periods covered by the table.

Termination of Employment and Change-In-Control Arrangements

(i)	40l(k) Plans

The Company offers eligible employees the opportunity to participate in a 401(k) Plan based on employees’ pretax salary deferrals with Company matching contributions. As a result of the Company’s historical acquisition strategy, the 401(k) Plans may differ among the Company and its subsidiaries. Participating employees may elect to contribute from 1% to 80% (but not in excess of the amount permitted by the Code, i.e., $16,500 in 2011, and $22,000 in 2011 for employees age 50 and older who elect to make catch-up contributions) of their compensation, on a pretax basis, to the relevant 401(k) Plan. Because the 401(k) Plans are qualified defined contribution plans, if certain highly compensated employees’ contributions exceed the amount prescribed by the Code, such contributions will be reduced or limited. Employees’ contributions are invested in one or more of several funds (as selected by each participating employee). The Company, LaJobi and Sassy match a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributes 3% of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). Under certain circumstances, the 401(k) Plans permit participants to make withdrawals or receive loans therefrom prior to retirement age.

(ii) Severance Policy

Effective February 11, 2003, the Compensation Committee adopted a severance policy (as amended, the “Severance Policy”), applicable in general only to employees who were domestic vice presidents or above and who were designated by the Committee as eligible participants in the plan (collectively, “DVPs”). The Severance Policy was in effect during 2011, and was terminated effective as of April 26, 2012.

Benefits. If a DVP’s employment with the Company was terminated by the Company without “Cause” (defined generally as refusal or repeated failure to perform such DVP’s duties as an employee of the Company; gross negligence or willful misconduct in connection with such DVP’s employment by the Company; misappropriation or fraud with regard to the Company or its assets; or conviction of, or the pleading of guilty or nolo contendere to, a felony, or to the extent involving the assets or business of the Company, a misdemeanor or other criminal offense), such DVP was paid “Severance Payments” ranging from a minimum amount equal to 4 months of such DVP’s base salary in effect on the date of termination, exclusive of any bonuses or commissions (“Current Salary”) to a maximum amount equal to 12 months of such DVP’s Current Salary, depending on the period of time that such DVP was employed by the Company at the time of such termination. The time period on which Severance Payments were based (i.e., 4 months of total employment, 6 months of total employment, etc.) was the “Severance Period”. Severance Payments were paid over the course of the relevant Severance Period in accordance with the Company’s regular salary payment schedule (not in a lump sum), unless otherwise required by Section 409A of the Code (in which case payments were made in the manner set forth in the Severance Policy). As of March 30, 2007, the Company amended the Severance Policy to specify that notwithstanding anything to the contrary therein, in the event that the employment of specified DVPs was terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated DVP would be extended by an additional 4 months up to a maximum Severance Period of 12 months.

During the relevant Severance Period, the Company would continue to provide the terminated DVP with medical and other insurance benefits, in each case to the extent and on substantially the same basis (including relevant payroll deductions) as provided immediately prior to the termination (subject to provisions intended to address Section 409A of the Code). In addition, for a period of 60 days following the DVP’s termination, the Company continued to provide to the DVP use of an automobile or an equivalent payment therefor.

Termination of Severance Payments. If the terminated DVP obtains gainful employment during the Severance Period, the Amendment provided that Severance Payments will terminate on the date that such new employment commences.

Amendment. The Company reserved the right to amend, in whole or in part, or terminate, the Severance Policy, provided that no amendment to the Severance Policy would become effective (as to a person covered thereby prior to such amendment) prior to the date which is six months from the date such amendment was approved by the Board or the Compensation Committee, and provided further that an amendment may become effective earlier if it will result in the avoidance of the excise tax and/or interest imposed under Section 409A of the Code without materially diminishing the economic benefit to a DVP.

General Release. As a condition to the receipt of any Severance Payments, each terminated DVP was required to execute the Company’s form of General Release.

Rights Under Other Agreements. The Amendment superseded any other agreement between the Company and a DVP that provided for lesser benefits with respect to the type of termination covered thereby in effect on the effective date of the Amendment or thereafter.

(iii) Change in Control Letters. See the description of change in control letters issued to each of Messrs. Paglinco and Goldfarb in the Compensation Discussion and Analysis under the caption “Change in Control Letters”.

Equity Incentive Plan

The Board adopted the Equity Incentive Plan (the “EI Plan”) on June 3, 2008, and the EI Plan was approved by the Company’s shareholders as of July 10, 2008. The EI Plan is a successor to the 2004 Plan (defined below), which terminated as of the date of such approval (although outstanding awards thereunder will continue to be covered by its terms).

Awards

The EI Plan provides for awards in any one or a combination of: (a) Stock Options, (b) SARs, (c) Restricted Stock, (d) RSUs, (e) non-restricted stock, and/or (f) dividend equivalent rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Code). All awards granted under the EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that will provide the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion.

Reserved Shares

A total of 1,500,000 shares of Common Stock have been reserved for awards under the EI Plan. Unissued shares underlying forfeited, terminated or cancelled awards (including with respect to awards outstanding under the 2004 Plan on the effective date of the EI Plan, up to an additional 1,750,000 shares) will again be available for awards under the EI Plan, as described therein. Subject to the terms of the EI Plan, assumed or replacement awards in connection with the acquisition of any business by the Company or any of its subsidiaries shall be in addition to those available thereunder.

Participants

Participants are officers (including directors), non-employee (outside) directors, employees and specified consultants of the Company or any of its subsidiaries selected by the Plan Committee in its sole discretion to receive an award under the EI Plan.

Administration of the Plan

The Plan Committee must be a committee comprised of at least two (2) directors, each of whom shall be, to the extent applicable, an “outside director” within the meaning of Section 162(m) of the Code. The Plan Committee is currently the Compensation Committee, except regarding awards to outside directors, with respect to whom the Board acts as the Plan Committee. The Plan Committee, subject to the limitations set forth in the EI Plan, has absolute discretion and authority: (i) to make and administer grants under the EI Plan, (ii) to determine when and to which individuals awards will be granted, (iii) to determine whether, to what extent and under what circumstances awards may be settled, paid or exercised in cash, Common Stock or other property, or canceled, forfeited or suspended, (iv) to determine the terms and provisions of any award agreement and any amendment of such award agreement, and (v) to establish, amend, waive and/or rescind any rules and regulations as it deems necessary for the proper administration of the EI Plan.

Grant Date

The grant date is the date designated by the Plan Committee as the date of an award under the EI Plan, which will not be earlier than the date the Plan Committee authorizes (by resolution or written action) the grant of such award.

Limitations on Grants

Grants under the EI Plan can be made to any eligible individual at the discretion of the Plan Committee at any time. All grants of Stock Options are subject to a 350,000 shares per participant per plan year limit. Grants of Incentive Stock Options are subject to additional restrictions set forth in the EI Plan.

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

Unless otherwise provided in the award agreement governing such Stock Options (other than with respect to awards of Stock Options to outside directors, which is discussed in the following sentence), (i) upon Disability (as defined in the EI Plan) or death, all unvested options vest, and all unexercised options may be exercised for up to one year or the remaining term of the Stock Option, if earlier; and (ii) if a participant’s employment is terminated for any other reason, all unexercised Stock Options are cancelled as of the termination date; provided however, if a participant’s employment is terminated for reasons other than Cause (as defined in the EI Plan), vested unexercised Stock Options may be exercised within 90 days of termination, or the remaining term of the Stock Option, if earlier, and if a participant retires (as defined in the Company’s 401(k) plan), vested unexercised Stock Options may be exercised within 1 year of such retirement, or the remaining term of the Stock Option, if earlier. With respect to awards of Stock Options to outside directors, unless otherwise provided in the award agreement governing such Stock Options, in the event of the death or Disability (as defined in the EI Plan) of a participant while serving as a member of the Board, all unexercised options vest, and may be exercised for up to one year or the remaining term of the Stock Option, if earlier; if a participant ceases to serve as a member of the Board for any other reason, vested options shall be exercisable for a period of 90 days following termination, or the remaining term of the Stock Option, if earlier.

Stock Appreciation Rights. Each SAR will be subject to such terms and conditions, including vesting, as the Plan Committee determines in its sole discretion. Provisions with respect to SARs granted in tandem with Stock Options are set forth in the EI Plan.

Restricted Stock Awards. Awards of Restricted Stock may be subject to such restrictions, terms and conditions as the Plan Committee determines in its sole discretion. Notwithstanding the foregoing, unless otherwise provided in the award agreement relating to the award of Restricted Stock, such awards will vest ratably over five years (20% per year), beginning on the first anniversary of the date of grant, and upon vesting, shall not be subject to any further restrictions. The Plan Committee may, in its sole discretion, accelerate the time at which any or all restrictions will lapse or remove any or all of such restrictions. Unless otherwise provided in an agreement governing the award, upon a participant’s termination of employment for any reason (not including an authorized leave of absence) all non-vested restricted stock is forfeited, except in the event of Disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event.

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

Adjustments

In the event of changes in the outstanding Common Stock or in the capital structure of the Company as a result of events specified in the EI Plan, awards granted under the EI Plan and any award agreements, the maximum number of shares of Common Stock deliverable under the EI Plan, and/or the maximum number of shares of Common Stock with respect to which Stock Options may be granted to or measured with respect to any one person under the EI Plan shall be subject to adjustment or substitution, as determined by the Plan Committee in its sole discretion, including, without limitation, accelerating the vesting, settlement and/or exercise period pertaining to any award thereunder.

Outstanding awards and award agreements, and the maximum number of shares of Common Stock with respect to which Stock Options may be granted to or measured with respect to any one person during any period, shall be subject to adjustment or substitution, as determined by the Plan Committee in its sole discretion, including, without limitation, accelerating the vesting, settlement and/or exercise period pertaining to any award hereunder, in the event of any change in applicable laws or any change in circumstances resulting in any substantial dilution or enlargement of the rights granted to, or available for, participants, or which otherwise warrants equitable adjustment in the sole discretion of the Plan Committee because it interferes with the intended operation of the EI Plan.

In connection with a Business Combination (as defined in the EI Plan), the Plan Committee, in its sole discretion, may provide for: (i) the continuation of the EI Plan and/or the assumption of the awards granted thereunder by a successor corporation (or a parent or subsidiary thereof), (ii) the substitution for such awards of new awards covering the stock of a successor corporation (or a parent or subsidiary thereof), with appropriate adjustments as to the number and kind of shares and exercise prices, (iii) upon 10 days’ advance notice from the Plan Committee to the affected participants, the acceleration of the vesting, settlement and/or exercise period pertaining to any award hereunder, or (iv) upon 10 days’ advance notice from the Plan Committee to the affected participants, (x) the cancellation of any outstanding awards that are then exercisable or vested and the payment to the holders thereof, in cash or stock, or any combination thereof, of the value of such awards based upon the price per share of stock received or to be received by other shareholders of the Company in connection with the Business Combination, and (y) the cancellation of any awards that are not then exercisable or vested. In the event of any continuation, assumption or substitution contemplated by the foregoing clauses, the EI Plan and/or such awards shall continue in the manner and under the terms so provided.

Transferability

Awards granted under the EI Plan (other than Non-Restricted Stock Awards and Restricted Stock Awards with respect to which all restrictions have lapsed) are not transferable otherwise than by will or the laws of descent and distribution, and are exercisable, during a participant’s lifetime, only by such participant. Notwithstanding the foregoing, the Plan Committee in its sole discretion may permit the transferability of an award (other than an Incentive Stock Option) by a participant to specified related parties set forth in the EI Plan.

Rights of Holders of Restricted Stock

A holder of restricted stock has all rights of a shareholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award.

Additional Limitations

The grant of any award under the EI Plan may also be subject to such other provisions as the Plan Committee in its sole discretion determines appropriate. Participants may be required to comply with any timing or other restrictions with respect to the payment, settlement or exercise of an award, including a window-period limitation, as may be imposed in the sole discretion of the Plan Committee.

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

Acceleration of Vesting/Exercise Period

Subject to the following, options and restricted stock generally vest ratably over five years, commencing on the first anniversary of the date of grant and are generally exercisable for a period of ten years from the date of grant. With respect to awards of options (other than awards to outside directors, which is discussed below), upon retirement (as defined in the Company’s 401(k) plan), Disability (as defined in the 2004 Plan) or death (either while employed or within the year after retirement), all unexercised options vest, and may be exercised for up to one year (unless provided otherwise in an option agreement evidencing the award) or the term of the unexpired option, if earlier; unless otherwise provided in an option agreement, (i) if a participant’s employment is terminated for reasons other than Cause (as defined in the 2004 Plan), vested unexercised options may be exercised within either: (a) 30 days of termination (for grants issued prior to August 2007); or (b) 90 days of termination (for grants issued subsequent to August 2007), or the term of the unexpired option, if earlier, and (ii) if a participant’s employment is terminated for any other reason, all options are cancelled as of the termination date.

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

2011 Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards for the NEOs as of December 31, 2011 other than Mr. Crain* (the table does not include equity grants made in 2012). See “Grants Under the 2004 Plan” and “Grants Under the EI Plan” following the footnotes to this table for a description of general terms applicable to equity granted to NEOs by the Company as described in this table under the 2004 Plan and the EI Plan, respectively.

	****		****		****	****	****	****		****	****	****
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs (#) Exercisable		Number of Securities Underlying Unexercised Options/ SARs (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/SAR Exercise Price ($)	Option/SAR Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(9)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (#)
Raphael Benaroya	15,000	(1)	—		n/a	13.06	5/4/15				n/a	n/a
	15,000	(2)	—			15.05	11/1/16
	12,000	(3)	3,000	(3)		16.77	12/27/17
	9,000	(4)	6,000	(4)		7.28	7/10/18
	6,000	(5)	9,000	(5)		6.63	9/22/19
	3,000	(6)	12,000	(6)		8.17	7/15/20
	—		14,250	(7)		5.17	7/19/21
								5,000	(8)	15,800
Guy Paglinco**	8,000	(10)	2,000	(10)	n/a	14.90	8/10/17				n/a	n/a
	8,340	(11)	5,560	(11)		6.43	10/6/18
	4,000	(12)	6,000	(12)		5.34	8/14/19
	5,600	(13)	22,400	(13)		5.03	3/08/20
								500	(14)	1,580
								760	(15)	2,402
								3,000	(16)	9,480
								8,000	(17)	25,280
Marc Goldfarb**	20,000	(18)	—		n/a	11.52	12/26/15				n/a	n/a
	19,760	(19)	4,940	(19)		16.77	12/27/17
	20,000	(20)	30,000	(20)		1.53	2/24/19
	7,000	(21)	28,000	(21)		5.03	3/08/20
								720	(22)	2,275
								9,600	(23)	30,336
David C. Sabin	50,000	(24)	50,000	(24)	n/a	4.68	12/11/19				n/a	n/a
								15,000	(25)	47,400
Richard F. Schaub	6,000	(26)	24,000	(26)	n/a	4.79	2/24/2020
	—		50,000	(27)		8.50	1/3/2021				n/a	n/a
								8,000	(28)	25,280
								10,000	(29)	31,600

*	As a result of the termination of Mr. Crain’s employment with the Company as of September 12, 2011, and in accordance with the terms of his employment agreement: (i) an aggregate of 80,000 unvested options that would otherwise have been forfeited in connection with such termination were automatically vested (such accelerated options remained exercisable until December 11, 2011, and then terminated); and (ii) an aggregate of 21,250 unvested shares of restricted stock that would otherwise have been forfeited in connection with such termination were automatically vested. In addition, 172,400 unvested SARs and 28,800 unvested RSUs were forfeited upon such termination; and 220,000 vested options and 20,600 vested SARs remained exercisable until December 11, 2011 and then terminated (174,943 vested SARs were exercised by Mr. Crain prior to their termination). “See 2011 Option Exercises and Stock Vested” table below. This table speaks as of December 31, 2011, and as of such date, all of Mr. Crain’s unvested equity grants, as well as his vested equity grants that had not been exercised prior to their termination, had been cancelled.

**	In accordance with the Change in Control Letters issued to each of Messrs. Paglinco and Goldfarb (see “Change in Control Letters” in the Compensation Discussion and Analysis” above), effective April 26, 2012, if the relevant executive’s employment is terminated without cause or for good reason (each as defined in such letter) within the 365-day period following the consummation of a change in control (as defined in such letter), any unvested equity granted to such executive officer by the Company (or substituted by the Company upon such change in control) that remains outstanding immediately prior to such termination will become immediately vested or non-forfeitable, and in the case of stock options, stock appreciation rights and similar grants, will remain exercisable for the period set forth in the applicable award agreement (the “Change in Control Provisions”). Although the Change in Control Provisions were not effective as of December 31, 2011, they are currently applicable to each award to Messrs. Paglinco and Goldfarb described in the table above.
(1)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on May 4, 2005 under the 2004 Plan. All such options vested in full as of December 28, 2005.
(2)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on November 1, 2006 under the 2004 Plan. These options vested ratably over a five-year period, commencing on November 1, 2007, and were vested in full as of November 1, 2011.
(3)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on December 27, 2007 under the 2004 Plan. These options vest ratably over a five-year period, commencing on December 27, 2008,.
(4)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on July 10, 2008 under the EI Plan. These options vest ratably over a five-year period, commencing on July 10, 2009.
(5)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on September 22, 2009 under the EI Plan. These options vest ratably over a five-year period, commencing on September 22, 2010.
(6)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 SARs issued on July 15, 2010 under the EI Plan. These SARs vest ratably over a five-year period, commencing on July 15, 2011.
(7)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 14,250 SARs (and 5,000 RSUs discussed in footnote 8 below) issued on July 19, 2011 under the EI Plan. These SARs vest ratably over a five-year period, commencing on July 19, 2012.
(8)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 5,000 RSUs (and 14,250 SARS discussed in footnote 7 above) issued on July 19, 2011 under the EI Plan. The RSUs vest ratably over a five-year period, commencing on July 19, 2012.
(9)	Calculated using the closing price of the Company’s Common Stock on December 30, 2011, the last business day of the year ($3.16).
(10)	Represents 10,000 options issued to Mr. Paglinco on August 10, 2007 under the 2004 Plan. The Options vest ratably over a five-year period, commencing on August 10, 2008.
(11)	Represents 13,900 SARS granted to Mr. Paglinco on October 6, 2008 under the EI Plan. The SARs vest ratably over a five-year period commencing October 6, 2009.
(12)	Represents 10,000 SARS granted to Mr. Paglinco on August 14, 2009 under the EI Plan in connection with the promotion of Mr. Paglinco to VP and CFO. The SARs vest ratably over a five-year period commencing August 14, 2010.
(13)	Represents 28,000 SARS granted to Mr. Paglinco on March 8, 2010 under the EI Plan, which vest ratably over a five year period commencing March 8, 2011.
(14)	Represents 2,500 shares of restricted stock issued to Mr. Paglinco on August 10, 2007 under the 2004 Plan. The restricted stock vests ratably over a five-year period, commencing on August 10, 2008.
(15)	Represents a grant of 1,900 RSUs to Mr. Paglinco on October 6, 2008 under the EI Plan. The RSUs vest ratably over a five-year period, commencing on October 6, 2009.
(16)	Represents a grant of 5,000 RSUs to Mr. Paglinco on August 14, 2009 under the EI Plan in connection with Mr. Paglinco’s promotion to VP and CFO. The RSUs vest ratably over a five-year period, commencing on August 14, 2010.

(17)	Represents a grant of 10,000 RSUs to Mr. Paglinco on March 8, 2010 under the EI Plan, which vest ratably over a five-year period, commencing on March 8, 2011.
(18)	Represents the unexercised portion of an original grant of 40,000 options under the 2004 Plan on December 26, 2005, in connection with the commencement of employment of Mr. Goldfarb. Under the original grant terms, all of such options were to vest and become exercisable ratably over a five-year period commencing December 26, 2006; however, all such options were deemed vested as of December 28, 2005.
(19)	Represents 24,700 options granted to Mr. Goldfarb on December 27, 2007 under the 2004 Plan, which vest ratably over a five-year period commencing December 27, 2008.
(20)	Represents 50,000 SARS granted to Mr. Goldfarb on February 24, 2009 under the EI Plan, which vest ratably over a five year period commencing February 24, 2010.
(21)	Represents 35,000 SARS granted to Mr. Goldfarb on March 8, 2010 under the EI Plan, which vest ratably over a five year period commencing March 8, 2011.
(22)	Represents 3,600 shares of restricted stock granted to Mr. Goldfarb on December 27, 2007 under the 2004 Plan, which vest ratably over a five-year period commencing December 27, 2008.
(23)	Represents 12,000 RSUs granted to Mr. Goldfarb on March 8, 2010 under the EI Plan, which vest ratably over a five-year period, commencing on March 8, 2011.
(24)	Represents the remainder of an original grant of 150,000 SARs granted to Mr. Sabin on December 11, 2009 under the EI Plan in connection with the commencement of his employment, which vest ratably over a three-year period commencing December 11, 2010. Pursuant to the terms of his employment agreement, to the extent that the Compensation Committee exercises its discretion to accelerate or modify the equity award of any officer or director of the Company, this equity award will be treated no less favorably than those of such other officer or director; provided, that this provision will not be applicable to any such acceleration or modification that is in connection with the occurrence of a merger, consolidation, business combination, sale of all or substantially all of the assets or stock, or any similar corporate transaction, in each case involving solely a subsidiary or business unit of the Company (and the officers thereof) other than Kids Line (the “Sabin Provisions”).
(25)	Represents the remainder of an original grant of 25,000 RSUs granted to Mr. Sabin on December 11, 2009 under the EI Plan in connection with the commencement of his employment, which vest ratably over a five-year period commencing December 11, 2010. The Sabin Provisions apply to this grant.
(26)	Represents a grant of 30,000 SARs to Mr. Schaub on February 24, 2010 under the EI Plan in connection with the commencement of his employment, which vest ratably over a five-year period commencing February 24, 2011. Pursuant to the terms of his employment agreement, to the extent that the Compensation Committee, in connection with a business combination (as defined in the EI Plan), exercises its discretion to accelerate or modify the equity award of any officer of any subsidiary of the Company other than the current President of Kids Line, this equity award will be treated no less favorably than those of such other officer; provided, that this provision will not be applicable to any such acceleration or modification that is in connection with the occurrence of a business combination involving solely a subsidiary or business unit of the Company (and the officers thereof) other than Sassy (the “Schaub Provisions”).
(27)	Represents a grant of 50,000 SARs to Mr. Schaub under the EI Plan on January 3, 2011, which will become fully exercisable on the earlier of January 3, 2014 and the date of a change in control of any subsidiary of the Company for which Mr. Schaub is principally responsible, where his employment continues with such entity thereafter. The Schaub Provisions apply to this grant.
(28)	Represents a grant of 10,000 RSUs to Mr. Schaub under the EI Plan on February 24, 2010 in connection with the commencement of his employment, which vest ratably over a five-year period commencing February 24, 2011. The Schaub Provisions apply to this grant.
(29)	Represents a grant of 10,000 RSUs to Mr. Schaub under the EI Plan on January 3, 2011, which will become fully exercisable on the earlier of January 3, 2014 and the date of a change in control of any subsidiary of the Company for which Mr. Schaub is principally responsible, where his employment continues with such entity thereafter. The Schaub Provisions apply to this grant.

Grants Under the 2004 Plan — Details with respect to provisions impacting: (i) the acceleration of the vesting of options and restricted stock; and (ii) the exercise period of options, in either case issued under the 2004 Plan (including options described in footnotes (1), (2), (3), (10), (14), (18), (19) and (22) above) are described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above.

Grants Under the EI Plan

Options – Details with respect to provisions impacting the acceleration of the vesting of options and the exercise period of options issued under the EI Plan (including options described in footnotes (4) and (5) above), as well as other provisions governing the grant of such options, are set forth in the EI Plan, described in “Equity Incentive Plan” above.

SARs – SARs granted under the EI Plan (including SARS described in footnotes (6), (7), (11), (12), (13), (20), (21), (24), (26), and (27) above) may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of ten years from the date of grant. In the event of disability (as defined in the EI Plan) or death of the SAR holder while in the employ/service of the Company, all unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If the SAR holder retires (as defined in the relevant 401(k) Plan), vested unexercised SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier. If the SAR holder’s employment/service is terminated for any other reason, any unexercised SARs will be cancelled and deemed terminated immediately, except that if employment/service is terminated by the Company for other than “cause” (as defined in the EI Plan), all unexercised SARs, to the extent vested, may be exercised within 90 days of the date of such event (or the exercise period, if shorter). Other provisions governing grants of SARs under the EI Plan are set forth in the EI Plan (described in “Equity Incentive Plan” above).

RSUs – RSUs issued under the EI Plan (including RSUs described in footnotes (8), (15), (16), (17), (23), (25), (28), and (29) above) may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee. All non-vested RSUs are forfeited (at the time of termination) if the holder has not remained in the continuous employment/service of the Company for the period during which the restrictions are applicable, except in the event of disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event. Other provisions governing grants of RSUs under the EI Plan are set forth in the EI Plan (described in “Equity Incentive Plan” above).

2011 Option Exercises and Stock Vested

The following table sets forth the number of shares of Company Common Stock acquired by NEOs during 2011 upon the exercise of options or SARs and the number of shares with respect to which restrictions on restricted stock or RSUs held by NEOs lapsed as of December 31, 2011.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Raphael Benaroya	n/a		n/a	n/a	n/a

Bruce Crain	174,943	(1)	301,199	28,450	135,519	(2)

Guy Paglinco	n/a		n/a	3,880	25,652	(3)

Marc Goldfarb	n/a		n/a	3,120	24,406	(4)

David C. Sabin	n/a		n/a	5,000	15,950	(5)

Richard Schaub	n/a		n/a	2,000	17,820	(6)

(1)	Mr. Crain resigned as CEO of the Company on September 12, 2011. In accordance with the terms of his employment agreement, Mr. Crain’s vested SARs remained exercisable until December 11, 2011. In connection therewith, he exercised 174,943 vested SARs prior to their termination (60,000 SARs, with a total value of $96,600, based on an exercise price of $1.53 per share; and 114,943 SARs, with a total value of $204,599, based on an exercise price of $1.36 per share, in each case based on a closing price on the NYSE for the Company’s Common Stock of $3.14 on December 8, 2011, the date of exercise). Such exercise was settled in stock, and a net number of 95,922 shares of the Company’s Common Stock were issued to Mr. Crain with respect to such exercise.
(2)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on March 8, 2011 ($9.23) with respect to the vesting of 7,200 RSUs, and on September 12, 2011 ($3.25) with respect to the accelerated vesting of 21,250 shares of restricted stock (pursuant to the terms of Mr. Crain’s employment agreement).
(3)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on August 10, 2011 ($4.01) with respect to the vesting of 500 shares of restricted stock, on October 6, 2011 ($2.36) with respect to the vesting of 380 RSUs, on August 12, 2011 ($4.29), the business day preceding the applicable vesting date of August 14, 2011 (a non-business day), with respect to the vesting of 1,000 RSUs, and on March 8, 2011 ($9.23) with respect to the vesting of 2,000 RSUs.
(4)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on December 27, 2011 ($3.13) with respect to the vesting of 720 shares of restricted stock, and on March 8, 2011 ($9.23) with respect to the vesting of 2,400 RSUs.
(5)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on December 9, 2011 ($3.19), the business day preceding the applicable vesting date of December 11, 2011 (a non-business day), with respect to the vesting of 5,000 RSUs.
(6)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on February 24, 2011 ($8.91) with respect to the vesting of 2,000 RSUs.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our named executive officers may receive compensation in connection with the termination of their employment. The nature and amount of such compensation depend on whether their employment terminates as a result of: (i) death; (ii) disability; (iii) retirement; (iv) termination by the Company without cause (either in connection with a change in control or not) or termination by the executive with good reason; or (v) termination by the Company for cause or termination by the executive without good reason. Estimates of the compensation that each of our named executive officers would be entitled to receive under each of these termination circumstances is described in the following tables, assuming that their employment terminated on December 30, 2011, the last business day of such year. In addition, the following tables do not reflect arrangements with respect to Mr. Crain, whose employment with the Company terminated as of September 12, 2011, which are discussed separately below under the caption “Actual Terminations in 2011”. Further, the following tables do not include payments under the Company’s (or its subsidiaries’) 401k plans, or the Company’s life insurance or disability plans, as these plans are available to all salaried employees generally and do not discriminate in scope, terms or operation, in favor of our executive officers.

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

For a description of: (i) triggering events that provide for payments and benefits set forth in the following tables; (ii) payment schedules and duration with respect to such payments and benefits; and (iii) how appropriate payment and benefit levels are determined under such triggering events, please see the section captioned “Termination of Employment and Change in Control Arrangements” above, which set forth such matters in detail. The value of SAR acceleration is equal to the difference between the market price of the Company’s Common Stock on December 30, 2011 ($3.16) and the exercise price of the relevant SARs, multiplied by the number of SARs that would accelerate as a result of the triggering event (the exercise prices of all outstanding options held by NEOs were in excess of such price on such date, and therefore, no value would be attributed to their acceleration). The value of the restricted stock and RSU acceleration in the tables below is equal to the market price of the Company’s Common Stock on December 30, 2011 multiplied by the number of shares of restricted stock or RSUs that become vested or non-forfeitable as a result of the triggering event. If an NEO is terminated with cause or by the NEO without good reason, such NEO will be entitled to the payment of amounts that have accrued at the time of termination, but have not been paid (other than payments under the IC Program or, if approved by the shareholders, the ICBP, for which a participant must be in the employ of the Company at the time of payment, which is in the year subsequent to the year of determination, following the closing of the books for such year).

With respect to the information provided below, note that as of December 30, 2011 (the applicable “trigger” date), the Company’s IC Program and Severance Policy were each in effect, and neither of the Company’s ICBP (subject to shareholder approval) or the Change in Control Letters were in effect. In addition, in connection with the appointment of Mr. Benaroya as interim Executive Chairman and acting CEO, the Company paid a fee of $300,000 to RB, Inc. for his services from September 12, 2011 through December 31, 2011. During such period, Mr. Benaroya was not paid directors’ fees, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company.

Termination as a Result of Disability or Death*

NEO	SAR Acceleration ($)	Restricted Stock/RSU Acceleration ($)	Total ($)
Raphael Benaroya	n/a	15,800	15,800

Guy Paglinco	n/a	38,742	38,742

Marc Goldfarb	48,900	32,611	81,511

David C. Sabin	n/a	47,400	47,400

Richard Schaub	n/a	56,880	56,880

*	As described above, the table does not include disability compensation under the Company’s disability benefit plans, or death benefits under the Company’s life insurance plans. NEOs are not otherwise entitled to compensation in the event of death or disability beyond compensation and benefits accrued at the time of such event and the accelerated vesting of equity awards under the agreements governing such awards. Generally, in the event of disability or death of an option or SAR holder while in the employ of the Company, all unvested options/SARs will be deemed vested and all unexercised options/SARs may be exercised for up to one year (or the exercise period, if shorter) after such event (however, as the exercise price of outstanding options and all outstanding SARs held by NEOs other than one grant of SARs to Mr. Goldfarb is in excess of $3.16, acceleration of vesting with respect to options and SARs (other than such grant to Mr. Goldfarb) has no assumed value). All non-vested RSUs are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of Disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event. All non-vested shares of restricted stock are forfeited (at the time of termination) if the participant has not remained in the continuous employment of the Company for the period during which the restrictions are applicable, except in the event of retirement (discussed below), Disability (as defined in the relevant plan) or death, in which case all restrictions lapse as of the date of the relevant event.

Termination as a Result of Retirement*

NEO	Restricted Stock Acceleration ($)	Total ($)
Guy Paglinco	1,580	1,580

Marc Goldfarb	2,275	2,275

*	As described above, the table does not include amounts payable under the Company’s or its subsidiaries’ 401k plans. Except as might otherwise be required by any applicable employment agreement, NEOs are not otherwise entitled to compensation in the event of retirement beyond compensation and benefits accrued at the time of such event and the accelerated vesting of equity awards under the agreements governing such awards. Generally, if an option/SAR holder retires (as defined in the relevant 401(k) Plan), vested unexercised options/SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier, but no accelerated vesting is triggered (other than with respect to options granted under the 2004 Plan, which vest in full upon retirement unless specified otherwise in the relevant award agreement; however, as the exercise price of outstanding options held by NEOs is in excess of $3.16, acceleration of vesting with respect to options has no assumed value). Retirement does not trigger accelerated vesting with respect to RSUs. All restrictions on non-vested shares of restricted stock lapse as of the date of retirement. As Messrs. Benaroya, Sabin and Schaub have not been awarded any restricted stock, they are not included in the table above.

Terminations Under the Severance Policy*

NEO	Cash(1)($)	Other Benefits(2)($)	Total($)
Guy Paglinco	181,083	15,502	196,585
Marc Goldfarb	284,614	19,577	304,191
David Sabin(3)	475,000	6,399	481,399
Richard Schaub (4)	250,000	6,024	256,024

*	If the employment of an NEO with the Company is terminated by the Company without “Cause” (generally as defined in “Severance Policy” under the section captioned “Termination of Employment and Change-In-Control Arrangements” above), such NEO is entitled to the benefits of the Severance Policy (other than Mr. Benaroya, who does not participate in such policy). In order to receive the payments and benefits provided by the Severance Policy, the participant must execute the Company’s General Release, described in “Severance Policy” under the section captioned “Termination of Employment and Change-In-Control Arrangements” above.

(1)	Represents the number of months of severance under the Severance Policy to which each of Messr. Paglinco, Goldfarb, Sabin and Schaub are entitled to pursuant to their respective employment arrangements with the Company (8, 10, 12 and 8 months, respectively). See “Employment Contracts and Arrangements” above. In addition, if the employment of any such executive is terminated in connection with the consummation of certain corporate transactions (in accordance with the March 2007 amendment to the Severance Policy), the severance payments and benefits applicable to the terminated individual will be extended by an additional 4 months up to a maximum of 12 months.
(2)	Represents the cost to the Company for: (i) each of Messrs. Paglinco, Goldfarb, Sabin and Schaub to remain on the Company’s health and dental insurance plan ($13,902, $17,377, $6,399 and $6,024, respectively), during the applicable severance period, and (ii) car allowance and related reimbursements ($2,200 and $1,600, respectively, for Messrs. Goldfarb and Paglinco) for 60 days following termination.
(3)	Mr. Sabin is entitled to a severance period equal to two times (2X) the severance period provided in the Severance Policy up to a maximum of twelve months. In addition, in the event Mr. Sabin breaches the confidentiality, non-compete, non-solicitation or non-disparagement provisions of his employment agreement, and such breach is either willful and not inconsequential, or material and not cured promptly after notice, he shall not be entitled to any payments or benefits under his employment agreement or the Severance Policy.
(4)	A qualified termination for Mr. Schaub includes a resignation resulting from any decrease in his guaranteed base salary of $350,000 without his consent. In addition, in the event Mr. Schaub breaches the confidentiality, non-compete, non-solicitation or non-disparagement provisions of his employment agreement, and such breach is either willful and not inconsequential, or material and not cured promptly after notice, he shall not be entitled to any payments or benefits under his employment agreement or the Severance Policy.

Change of Control*

NEO	SAR Acceleration ($)	Restricted Stock/RSU Acceleration ($)	Total ($)
Raphael Benaroya	n/a	15,800	15,800

Guy Paglinco	n/a	38,742	38,742

Marc Goldfarb	48,900	32,611	81,511

David C. Sabin	n/a	47,400	47,400

Richard Schaub	n/a	56,880	56,880

*	Under each of the EI Plan and the 2004 Plan, the Committee generally has the discretion to accelerate the vesting of unvested options/SARs, and to release vesting restrictions on unvested restricted stock/RSU awards in the event of, among other things, a change of control of the Company. The information in the table above assumes that the Committee has exercised such discretion to accelerate the vesting of all outstanding equity awards in full. As the exercise prices of all outstanding options held by NEOs, and all outstanding SARs except for one grant to Mr. Goldfarb were in excess of the closing price of the Company’s Common Stock on December 30, 2011 ($3.16), the last business day of such year, no value would be attributed to the acceleration of the vesting of such equity awards as of such date.

Actual Terminations in 2011

Mr. Crain resigned as President and CEO of the Company as of September 12, 2011. In connection with his departure, Mr. Crain received the following severance payments and other benefits to which he is entitled for a termination by Mr. Crain for Good Reason under his employment agreement with the Company, as described in the section captioned “Employment Contracts and Arrangements — Mr. Crain” above:

(i)	$288,922, representing 100% of his annual base salary for a period of six months following termination, which amount shall be paid commencing on the first day of the month following the Termination Date and on the first day of each of the next five months thereafter, provided, however, that any payment(s) that would be made under such schedule after March 15 of the year following the Termination Date shall instead be paid on March 1st of the year following the termination date;

(ii)	$343, representing the cost to the Company for continued life insurance coverage for Mr. Crain for a period of six months following termination;
(iii)	$9,287, representing the cost to the Company for Mr. Crain to remain on the Company’s health and dental insurance plan through the first anniversary of his termination; and
(iv)	$69,063, representing the value of restricted stock acceleration;

for a total of $367,615.

In consideration of the foregoing (and pursuant to the provisions of the Crain Agreement), Mr. Crain has executed a release substantially in the form previously filed with his employment agreement, with the additional agreement that, until September 12, 2013, he will not, either personally or as an owner, director, employee, agent or consultant of another entity, engage in any proceeding intended to effect a change in control of the Company (as defined in his employment agreement) that has not been approved by the Board. The other restrictions in his employment agreement surviving termination, including a restriction against specified competitive activities during Mr. Crain’s employment by the Company and for a period of one year thereafter and a non-solicitation agreement for a period of two years, remain applicable.

2011 Director Compensation (1)

					Change in
					Pension Value
			Option/	Non-Equity	and Nonqualified
	Fees Earned or		SAR	Incentive Plan	Deferred	All Other
	Paid in Cash	Stock	Awards	Compensation	Compensation	Compensation
Name	($)(2)	Awards ($)(3)	($)(4)(5)(6)	($)	Earnings ($)	($)		Total ($)
Raphael Benaroya	131,500	25,850	49,020	n/a	n/a	n/a		206,370
Mario Ciampi	115,750	25,850	49,020	n/a	n/a	25,000	(7)	215,620
Fred Horowitz	58,250	25,850	49,020	n/a	n/a	n/a		133,120
Hugh Rovit	46,750	25,850	49,020	n/a	n/a	n/a		121,620
Salvatore Salibello	134,000	25,850	49,020	n/a	n/a			208,870
Michael Zimmerman	47,500	25,850	49,020	n/a	n/a	n/a		122,370

(1)	Mr. Crain is not included in the table, as he received no additional compensation for his service as a director, which service terminated as of September 12, 2011. Pursuant to the terms of the agreement between the Company and RB, Inc., Mr. Benaroya stopped receiving compensation as a member of the Board upon his appointment as interim Executive Chairman and acting CEO of the Company, effective September 12, 2011. Details with respect to the fees payable to RB, Inc. for the provision of such services by Mr. Benaroya can be found in “Employment Contracts and Arrangements” above.
(2)	Reflects board retainer fees and board and committee attendance fees and fees for service on a Special Committee of the Board (formed to supervise certain U.S. Customs-related matters) of $35,000 awarded to each of Messrs. Benaroya, Ciampi and Salibello on each of March 31, 2011 and July 19, 2011.
(3)	Reflects the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718, with respect to issuances of RSUs to the directors in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by such directors. Assumptions used in determining the grant date fair values for 2011 can be found in the 2011 10-K, in footnote 14 to the Notes to Consolidated Financial Statements. Each director in the table above received a grant of 5,000 RSUs on July 19, 2011 under the EI Plan, which vest ratably over a five-year period commencing on July 19, 2012. See “Grants Under the EI Plan” above for terms applicable to this grant.

(4)	Reflects the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718, with respect to issuances of SARs to the directors in the table. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by such directors. Assumptions used in determining the grant date fair values for 2011 can be found in the 2011 10-K, in footnote 14 to the Notes to Consolidated Financial Statements. Each director in the table above received a grant of 14,250 SARs on July 19, 2011 under the EI Plan, which vest ratably over a five-year period commencing on July 19, 2012. See “Grants Under the EI Plan” above for terms applicable to this grant.
(5)	Each director in the table above received a grant under the EI Plan of: (i) 14,250 SARs on July 19, 2011 at an exercise price of $5.17 per share; and (ii) 15,000 SARs on July 15, 2010 at an exercise price of $8.17 per share, which each vest ratably over a five-year period commencing on the first anniversary of the date of grant. Each director in the table above (other than Mr. Rovit, who was not a director at the time) received an option under the EI Plan for 15,000 shares on each of September 22, 2009, at an exercise price of $6.63 per share, and July 10, 2008, at an exercise price of $7.28 per share, which each vest ratably over a five-year period commencing on the first anniversary of the date of grant. Each of Messrs. Benaroya, Ciampi, Horowitz, Salibello and Zimmerman received an option under the 2004 Plan for 15,000 shares on December 27, 2007 at an exercise price of $16.77 per share, which vests ratably over a five-year period commencing December 27, 2008. Each of Messrs. Benaroya, Horowitz, Salibello and Zimmerman received an option under the 2004 Plan for 15,000 shares on November 1, 2006 at an exercise price of $15.05 per share, which vested in full as of November 1, 2011. Mr. Benaroya received an option under the 2004 Plan for 15,000 shares on May 4, 2005 at an exercise price of $13.06 per share, which vested in full as of December 28, 2005. See “Grants Under the 2004 Plan” and “Grants Under the EI Plan” above for terms applicable to these grants.
(6)	Outstanding option/SAR awards at December 31, 2011 for each person who was a director in 2011 (other than Mr. Crain, whose options/SARs were either exercised or forfeited prior to December 31, 2011, and whose restricted stock and RSUs awards were either vested or forfeited prior to December 31, 2011) are as follows (the 5,000 RSUs granted to each non-employee director in 2011 were all unvested as of December 31, 2011):

Name	Outstanding Option Awards at 12/31/11	Vested Portion of Outstanding Option Awards at 12/31/11	Outstanding SAR Awards at 12/31/2011	Vested Portion of Outstanding SAR Awards at 12/31/11
Raphael Benaroya	75,000	57,000	29,250	3,000
Mario Ciampi	45,000	27,000	29,250	3,000
Fred Horowitz	60,000	42,000	29,250	3,000
Hugh Rovit	0	0	29,250	3,000
Salvatore Salibello	60,000	42,000	29,250	3,000
Michael Zimmerman	60,000	42,000	29,250	3,000

(7)	Mr. Ciampi was awarded $25,000 in April 2011 in recognition of his service to the Company in connection with the bankruptcy of the purchaser of the Company’s former gift business.

Directors who are employees of the Company receive no additional compensation for services as a director; however, all directors are reimbursed for out-of-pocket expenses incurred in connection therewith. In addition, the following compensation arrangements applied to each director in 2011 who was not an officer or other employee of the Company (“Non-Employee Directors”), which included Mr. Benaroya until his appointment as Executive Chairman of the Company as of September 12, 2011: (i) an annual retainer for service as a director of $15,000; (ii) a fee for attendance at each Board meeting of $1,250, except that the Chairman of the Board, if any, receives $2,000 for each Board meeting attended; (iii) a fee for attendance at each Audit Committee meeting of $1,500, except that the Chairman of the Audit Committee receives $2,000 for each Audit Committee meeting attended; and (iv) a fee for attendance at each Board committee meeting, other than the Audit Committee, of $1,250, except that the Chairman of such committee receives $2,000 for each committee meeting attended. In addition, Non-Employee Directors are entitled to reimbursement of $2,000 per day for participation in any directors’ retreat attended during the year (there were none during 2011). Further, it is the current intention of the Board to grant to each Non-Employee Director, on the date of each Annual Meeting of Shareholders immediately following which such Non-Employee Director is serving on the Board, awards under the EI Plan with an aggregate value on the date of grant consistent with the Board’s then-current policy, to the extent such awards are available for issuance under such plan. Cash compensation to directors has not been changed to date from the arrangements approved in May of 2005, other than compensation for temporary special committees formed on an as-needed basis from time to time (the form and value of equity awards, however, does change periodically). In connection therewith, the Committee engaged REDA in March of 2011 to review and compile certain publicly-available information with respect to fees paid to special committees and the prevalence and nature of director stock ownership guidelines. The Committee considered the information provided by REDA when setting special committee fees for 2011, although this information constituted only one of several factors considered by the Committee in its determination. REDA serves at the discretion of the Committee. Other than as described above (in addition to a brief review of our CD&A), REDA provided no other services in 2011.

Prior to the adoption of the EI Plan as of July 10, 2008, Non-Employee Directors were eligible to receive non-qualified stock options under the Company’s 2004 Plan. See “Equity Incentive Plan” above for a description of the material terms of the EI Plan. See “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above for a description of certain provisions of the 2004 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2011, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	1,234,665	(2)	$8.14	1,349,580	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	1,234,665		$8.14	1,349,580

(1)	The plans are the Company’s EI Plan; the 2004 Plan; and the 2009 ESPP.

(2)	Includes securities to be issued upon the exercise of stock options issued under the EI Plan and the 2004 Plan, and, to the extent settled in common stock, upon the exercise of SARs issued under the EI Plan (such SARs may be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion), in each case outstanding as of December 31, 2011. Excludes 306,750 SARs issued and includes 22,120 SARs forfeited/cancelled after December 31, 2011. Includes 2,280 options that were forfeited/cancelled after December 31, 2011. Excludes a total of: (i) 148,560 RSUs and 2,720 shares of unvested restricted stock outstanding as of December 31, 2011; and (ii) 102,250 RSUs granted under the EI Plan after December 31, 2011, and (iii) 5,520 RSU’s forfeited/cancelled after December 31, 2011, which in each case are not subject to an exercise price (and with respect to RSUs, may also be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion).
(3)	The EI Plan was approved by the shareholders of the Company at the Annual Meeting of Shareholders on July 10, 2008. On such date, the EI Plan became effective and the 2004 Plan terminated (and no further awards could be made thereunder). A total of 1,349,580 shares of Common Stock remained available as of December 31, 2011 that may be subject to, delivered in connection with, and/or available for awards under the EI Plan (which awards may be in the form of stock options, stock appreciation rights, restricted stock, stock units, non-restricted stock, dividend equivalent rights or any combination of the foregoing). Note that in connection with the grant of a stock option or other award (other than a full value award, as defined in the EI Plan), the number of shares of Common Stock available for issuance under the EI Plan will be reduced by the number of shares in respect of which such option or other than full-value award is granted or denominated. If full value awards are granted, each full value award will reduce the total number of shares available for issuance under the EI Plan by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award is granted. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan, provided that to the extent any such expired, canceled, forfeited, or otherwise terminated award (or portion thereof) was a full value award, the number of shares of Common Stock that may again be the subject of options or other awards granted under the EI Plan shall increase by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award was granted. The preceding sentence applies to any awards outstanding on the effective date of the EI Plan under the 2004 Plan, up to a maximum of an additional 1,750,000 shares. On July 10, 2008, the shareholders of the Company approved the 2009 ESPP, which became effective as of January 1, 2009. As of such date, an aggregate of 200,000 shares of Common Stock became available for issuance under such plan. At December 31, 2011, 6,663 shares were available for issuance under the 2009 ESPP, after giving effect to the 54,284 shares issued thereunder with respect to the 2011 plan year. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013. Includes 306,750 SARs and 102,250 RSUs granted under the EI Plan subsequent to December 31, 2011.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of April 23, 2012, the shares of Common Stock beneficially owned by each director and nominee for director of the Company, each named executive officer of the Company and by all directors and executive officers of the Company as a group. None of the shares of Common Stock beneficially owned by directors or nominees as set forth in the table below constitute directors’ qualifying shares nor have any of the shares set forth in the table below been pledged as security.

Name of Director, Officer or Identity of Group	Shares of Common Stock Beneficially Owned (1)(14)		Shares of Common Stock Acquirable Within 60 days (2)(14)		Total Shares of Common Stock Beneficially Owned (14)	% of Outstanding Common Stock
Raphael Benaroya	18,405	(3)	57,000	(4)	75,405	*
Mario Ciampi	—		27,000	(5)	27,000	*
Bruce G. Crain(6)	244,096		—		244,096	1.1%
Marc S. Goldfarb(7)	27,273		39,760		67,033	*
Frederick Horowitz	—		42,000	(8)	42,000	*
Hugh R. Rovit(9)	—		—		—	N/A
Guy Paglinco(10)	54,045		8,000		62,045	*
David C. Sabin	5,000		—	(11)	5,000	*
Salvatore Salibello	5,000		42,000	(8)	47,000	*
Richard F. Schaub, Jr.(12)	4,000		—		4,000	*
Michael Zimmerman(13)	4,399,733		42,000	(8)	4,441,733	20.3%
All directors and officers as a group (11 persons**)	4,757,552		257,760		5,015,312	22.7%

*	Less than 1%.
**	Does not include Bruce Crain, whose employment with the Company terminated as of September 12, 2011, and includes Dean Robinson, an executive officer not otherwise included in the chart.
(1)	Each individual has the sole power to vote and dispose of the shares of Common Stock set forth in the table, except as provided in footnote 13 below.
(2)	Consists of shares subject to stock options granted by the Company that are currently vested and therefore exercisable within 60 days of April 23, 2012 (no unvested stock options are currently scheduled to vest within such time period). In the remainder of the footnotes below, where equity grants are described as “not exercisable within 60 days of April 23, 2012”, or “not scheduled to vest within 60 days of April 23, 2012”, such grants are not currently scheduled to vest and/or be settled within such time period, without taking into account any vesting acceleration provisions described in “Grants Under the 2004 Plan” and “Grants Under the EI Plan” following the footnotes to the “2011 Outstanding Equity Awards at Fiscal Year End” table above.
(3)	Excludes 315 shares owned by Mr. Benaroya’s wife, of which Mr. Benaroya disclaims beneficial ownership.
(4)	Excludes: (i) 18,000 options not exercisable within 60 days of April 23, 2012; (ii) 29,250 SARs (3,000 of which are currently vested and the remainder of which are not exercisable within 60 days of April 23, 2012); and (iii) 5,000 RSUs which are not scheduled to vest within 60 days of April 23, 2012, which, when vested and exercised/settled, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Benaroya.
(5)	Excludes: (i) 18,000 options not exercisable within 60 days of April 23, 2012; (ii) 29,250 SARs (3,000 of which are vested and the remainder of which are not exercisable within 60 days of April 23, 2012), which, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Ciampi; and (iii) and 5,000 RSUs which are not scheduled to vest within 60 days of April 23, 2012, which, when exercised and/or vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Ciampi.

(6)	As a result of the termination of Mr. Crain’s employment with the Company as of September 12, 2011, and in accordance with the terms of his employment agreement: (i) an aggregate of 80,000 unvested options that would otherwise have been forfeited in connection with such termination were automatically vested (such accelerated options remained exercisable until December 11, 2011, and then terminated); and (ii) an aggregate of 21,250 unvested shares of restricted stock that would otherwise have been forfeited in connection with such termination were automatically vested. In addition, 172,400 unvested SARs and 28,800 unvested RSUs were forfeited upon such termination; and 220,000 vested options and 20,600 vested SARs remained exercisable until December 11, 2011 and then terminated (174,943 vested SARs were exercised by Mr. Crain prior to their termination). “See 2011 Option Exercises and Stock Vested” table below. Reflects most recently available public information.
(7)	Includes 720 shares of restricted stock whose restrictions will not lapse within 60 days of April 23, 2012, but with respect to which Mr. Goldfarb has sole voting power; excludes 4,940 options and 15,950 RSUs not exercisable/scheduled to vest within 60 days of April 23, 2012, which such RSUs, when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Goldfarb; and excludes: (i) 44,000 SARs, which are vested but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee; and (ii) 67,250 SARs that are not exercisable within 60 days of April 23, 2012, which, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Goldfarb.
(8)	Excludes: (i) 18,000 options not exercisable within 60 days of April 23, 2012; (ii) 5,000 RSUs which are not scheduled to vest within 60 days of April 23, 2012; and (iii) 29,250 SARs (3,000 of which are vested and the remainder of which are not exercisable within 60 days of April 23, 2012), all of which, when vested and exercised (in the case of SARs), may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Horowitz, Mr. Salibello, or Mr. Zimmerman, as applicable.
(9)	Excludes: (i) 5,000 RSUs which are not scheduled to vest within 60 days of April 23, 2012; and (ii) 29,250 SARs (3,000 of which have vested and the remainder of which are not exercisable within 60 days of April 23, 2012), all of which, when vested and exercised (in the case of SARs), may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Rovit.
(10)	Includes 500 shares of restricted stock whose restrictions will not lapse within 60 days of April 23, 2012, but with respect to which Mr. Paglinco has sole voting power; excludes 17,260 RSUs which are not scheduled to vest within 60 days of April 23, 2012, all of which, when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Paglinco; excludes 2,000 options not exercisable within 60 days of April 23, 2012; and excludes (i) 23,540 SARs, which are vested, but may be settled, upon exercise, in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and (ii) 50,860 SARs that are not exercisable within 60 days of April 23, 2012, which, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Paglinco.
(11)	Excludes 23,750 RSUs which are not scheduled to vest within 60 days of April 23, 2012, and when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Sabin; and excludes 50,000 SARs that are currently vested and 76,250 SARs that are not exercisable within 60 days of April 23, 2012, which, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Sabin.
(12)	Excludes 23,500 RSUs which are not scheduled to vest within 60 days of April 23, 2012, which when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Schaub; and excludes 12,000 SARs that are currently vested and 90,500 SARs that are not exercisable within 60 days of April 23, 2012, which, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Schaub.
(13)	See footnote (1) in the “Security Ownership of Certain Beneficial Owners” table set forth below.
(14)	Information provided from public filings of the relevant individuals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of April 27, 2012, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock: (i) the name and address of such owner, (ii) the number of shares beneficially owned, and (iii) the percentage of the total number of shares of Common Stock outstanding so owned.

	Number of
	Shares
	Beneficially
Name and Address of Beneficial Owner	Owned		Percent of Class*
Prentice Capital Management, LP 623 Fifth Avenue New York, NY 10022	4,399,733	(1)	20.2%

Michael Zimmerman c/o Prentice Capital Management, LP 623 Fifth Avenue New York, NY 10022	4,441,733	(1)	20.4%

Leap Tide Capital Management, LLC Jan Loeb 10451 Mill Run Circle, Suite 400 Owings Mills, MD 21117	2,069,971	(2)	9.5%

DePrince, Race & Zollo, Inc. 250 Park Ave. South, Suite 250 Winter Park, Florida 32789	1,546,761	(3)	7.1%

Columbus Capital Management, LLC Matthew D. Ockner 1 Market Street, Spear Tower, Suite 3790 San Francisco, CA 94105	1,317,800	(4)	6.0%

Barclays Global Investors, NA Barclays Global Fund Advisors 400 Howard Street San Francisco, CA 94105	1,247,784	(5)	5.7%

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	1,157,938	(6)	5.3%

Morehead Opportunity Fund, LP 1101 Haynes Street, Suite 108 Raleigh, North Carolina 27604	1,102,796	(7)	5.1%

*	Note that because the beneficial ownership of certain of the shares of Common Stock listed herein is shared by certain of such beneficial owners, as determined pursuant to the rules of the SEC, the percentages set forth in this table aggregate to a higher number than would be reflected without the listing of such shared ownership.

(1)	Based on a Schedule 13D filed on August 14, 2006 by Prentice Capital Management, L.P. (“Prentice”) and Michael Zimmerman as reporting persons (the “Prentice 13D”), and information provided to us by Prentice and Mr. Zimmerman subsequent to such filing. Prentice serves as investment manager to private investment funds and managed accounts (the “Managed Entities”), and as such, has voting and dispositive authority over the shares beneficially owned by such Managed Entities, and may therefore be deemed to be the beneficial owner of such shares. The Managed Entities consist of: Prentice Consumer Partners, LP (owning 3,110,229 shares) and S.A.C. Capital Associates, LLC (owning 1,289,504 shares).

Mr. Zimmerman is the managing member of Prentice Management GP, LLC, the general partner of Prentice, and a manager of Prentice Consumer Partners, LP. As such, he may be deemed to control Prentice and the Managed Entities, and may therefore also be deemed to be the beneficial owner of the shares beneficially owned by such entities. In addition, Prentice and Mr. Zimmerman may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, and have reported shared voting and dispositive power with respect to the shares beneficially owned by the Managed Entities, however, each of Prentice and Mr. Zimmerman disclaims beneficial ownership of all such shares, except to the extent of their pecuniary interest therein. In addition, Mr. Zimmerman was granted: (i) options to purchase 15,000 shares of Common Stock on each of November 1, 2006, December 27, 2007, July 10, 2008, and September 22, 2009; (ii) 15,000 SARs on July 15, 2010; and (iii) 14,250 SARs and 5,000 RSUs on July 19, 2011, each for his service as a director of the Company. Each such grant vests ratably over a 5-year period commencing on the first anniversary of the date of grant. As a result, the number of shares reported in the table as beneficially owned by Mr. Zimmerman includes options to purchase 42,000 shares of Common Stock, all of which are currently vested; and excludes: (x) all 29,250 SARS (3,000 of which are currently vested); and (y) all 5,000 RSUs, which when such SARs and RSUs are vested, may be settled (upon exercise in the case of SARs), in shares of Common Stock, cash, or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Zimmerman.

(2)	Based on information provided to us by Leap Tide Capital Management, LLC subsequent to the date of a Schedule 13G filed on January 31, 2012 by Leap Tide Capital Management, LLC and Jan Loeb as reporting persons. Pursuant to such Schedule 13G, Jan Loeb is the managing member of Leap Tide Capital.
(3)	In accordance with a Schedule 13G/A filed on February 15, 2012, DePrince, Race & Zollo, Inc., an investment adviser, has the sole power to vote and dispose of all of the shares covered by its Schedule 13G/A.
(4)	Based on a Schedule 13G filed on March 5, 2012 (the “Columbus 13G”) by Columbus Capital Management, LLC and Matthew D. Ockner. As reported in the Columbus 13G, the shares subject to the report are held for the account of each of Columbus Capital Partners, L.P. (“CCP”) (1,049,000 shares), Columbus Capital Offshore Fund, Ltd. (“CCOF”) (81,800 shares), and Columbus Capital QP Partners, L.P. (“CCQP”) (187,000 shares). CCM is the general partner of CCP and CCQP, and the investment manager of CCOF. Mr. Ockner is the managing member of CCM. In such capacities, each of CCM and Mr. Ockner may be deemed to have voting and dispositive power over the shares held for the account of CCP, CCQP and CCOF. The 187,000 shares beneficially held for the account of CCQP were beneficially held for the account of CCP from February 22, 2012 to February 29, 2012. Such shares were transferred to CCQP as of March 1, 2012. As a consequence, from February 22, 2012 to February 29, 2012, an aggregate of 1,236,000 Shares were held for the account of CCP, as a result of which CCP may have been deemed to be the beneficial owner of 5.7% of the Company’s shares outstanding during such period. CCM serves as general partner to CCP and CCQP, and as investment manager to CCOF, both of which have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares covered by the report.
(5)	As reported in a Schedule 13G filed on February 5, 2009 (the “Barclays 13G”) by the Barclays entities described below. Barclays Global Investors, NA (a bank) has the sole power to vote or direct the vote with respect to 387,051 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 487,142 of the shares covered by the report; Barclays Global Fund Advisors (an investment advisor) has the sole power to vote or direct the vote with respect to 560,869 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 749,581 of the shares covered by the report; and Barclays Global Investors, Ltd (a non-US institution) has the sole power to dispose or direct the disposition with respect to 11,061 of the shares covered by the report. In addition, Barclays Global Investors Japan Limited (a non-US institution), Barclays Global Investors Canada Limited (a non-US institution), Barclays Global Investors Australia Limited (a non-US institution), Barclays Global Investors (Deutschland) AG (a non-US institution), although they report no beneficial ownership, are reporting persons under the Barclays 13G. The Barclays 13G states that the shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts.

(6)	As reported in Amendment No. 5 to Schedule 13G filed on February 14, 2012 by Dimensional Fund Advisors LP (the “Dimensional 13G/A”). Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional or its subsidiaries possess investment and/or voting power over the securities described in the Dimensional 13G/A that are owned by the Funds, and may be deemed to be the beneficial owner of such securities. Dimensional has reported the sole power to vote or direct the vote with respect to 1,138,628 of the shares covered by the Dimensional 13G/A, and the sole power to dispose or direct the disposition of all shares covered by the Dimensional 13G/A (1,157,938), however, all such securities are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, as reported in the Dimensional 13G/A, the interest of any one such Fund does not exceed 5% of the class of such securities.
(7)	As reported in a Schedule 13D filed on November 03, 2011 by Morehead Opportunity Fund, LP (the “Reporting Person”). The general partner of the Reporting Person is Morehead Capital Advisors I, LLC (“Morehead Capital Advisors”). The manager of Morehead Capital Advisors is Mr. Quinton Maynard. By virtue of his position with Morehead Capital Advisors, Mr. Maynard has the sole power to vote and dispose of the shares owned by the Reporting Person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

As of August 10, 2006, the Company entered into the IRA with the Prentice Buyers and another unrelated entity (which is no longer a party to the IRA), pursuant to which the Company has, subject to specified limitations, agreed to nominate for election with respect to all shareholders meetings or consents concerning the election of members of the Board, two Prentice Directors. The current Prentice Directors are Messrs. Ciampi and Zimmerman. Mr. Ciampi is a partner of Prentice, and a manager and member of one of the current Prentice Buyers, and Mr. Zimmerman is the Managing Member of the general partner of Prentice, a manager of one of the current Prentice Buyers and the CEO of Prentice. The Company has also granted certain registration rights to Prentice. See the Company’s Current Report on Form 8-K dated August 14, 2006, with respect to further details regarding the IRA.

Review and Approval of Transactions with Related Persons

The Audit Committee of the Board is responsible for assisting the Board in fulfilling its oversight responsibilities by, among other things, monitoring any transactions between related persons (including, but not limited to, officers, directors, and principal shareholders) and the Company or its subsidiaries (other than normal and usual compensation arrangements). This obligation is set forth in writing in our Audit Committee Charter. In order to fulfill this obligation, the Audit Committee reviews with the Board any such proposed transactions involving such related persons and/or their immediate family members for the Board’s consideration and ultimate approval. Related party transactions which are ongoing are subject to ongoing review by the Audit Committee to determine whether it is in our best interest and our shareholders best interest to continue, modify or terminate the related party transaction. No director may participate in the approval of a related party transaction with respect to which he or she is a related party.

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

Independence Determinations

The Board undertakes periodic reviews of director independence. In such reviews, the Board considers transactions and relationships between (i) each director, entities with which such director is affiliated and/or any member of such director’s immediate family and (ii) the Company and its subsidiaries and affiliates. The purpose of these reviews is to determine whether any such relationships or transactions are inconsistent with a determination that such director is “independent” in accordance with applicable rules and regulations of the NYSE, applicable law, and the rules and regulations of the SEC.

As a result of such reviews, as well as the directors’ responses to the Company’s questionnaire with respect to independence matters, the Board has affirmatively determined that all persons who served as directors of the Company during any part of the 2011 calendar year, and all current directors, were and are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Crain (whose employment with the Company terminated as of September 12, 2011), and as of April 22, 2009, Mr. Benaroya. Each member of the Company’s Compensation Committee, Nominating/Governance Committee and Audit Committee is independent in accordance with such standards as well. Mr. Crain was not independent as a result of his prior employment as President and CEO of the Company. Mr. Benaroya is not independent as of April 22, 2009, as a result of his previous expanded role as Chairman of the Board (which terminated in October of 2009).

In making this determination, the Board considered transactions and relationships between (i) each director or nominee, entities with which such person is affiliated and/or any member of such person’s immediate family, and (ii) the Company and its subsidiaries and affiliates, in order to ascertain whether any such relationships or transactions were inconsistent with a determination that such person is “independent” in accordance with applicable rules and regulations of the NYSE, applicable law, and the rules and regulations of the SEC. The Board based its determinations primarily on a review of the responses of such persons to questions regarding employment and compensation history, affiliations and family and other relationships between the Company, the directors, and entities with which such persons are affiliated, discussions and analyses with respect to the foregoing, and the recommendations of the Nominating/Governance Committee.

In determining that each director other than Messrs. Crain and Benaroya is independent, in addition to confirming that none of the automatic disqualifications required by the NYSE are applicable to such persons, the Board also affirmatively determined that each such person has no direct or indirect material relationship with the Company or its subsidiaries. In making these determinations, the NYSE has noted that as its concern is independence from management, it does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding. As stated above, the Board determined that none of the automatic disqualifications were applicable to any individuals who were directors during 2011 (or are current directors) other than Messrs. Crain and Benaroya. Certain directors have relationships with other directors and/or shareholders of the Company and the Company from time to time has relationships with entities with which certain of such persons are affiliated. All such relationships were considered by the Board in making its independence determinations, whether or not expressly prohibited by the NYSE.

The Board’s specific determinations with respect to “material relationships” for current directors, and each individual who was a director at any time during 2011, other than Messrs. Crain and Benaroya, who were not deemed to be independent, are set forth below.

Mr. Ciampi (current director, Prentice designee):

Relevant Facts: Mr. Ciampi is a partner of Prentice, and a manager and member of an affiliate of Prentice.

Determination: Mr. Ciampi’s relationship with Prentice (and an affiliate of Prentice) do not constitute direct relationships with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As a partner of Prentice, which owns approximately 20.2% of the Company’s outstanding stock and is a party to the IRA, and a manager and member of an affiliate of Prentice, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Ciampi’s positions with Prentice entities did not affect its determination that he is independent.

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

Determination: Mr. Zimmerman’s relationships with Prentice entities do not constitute direct relationships with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As an executive officer of Prentice, which owns approximately 20.2% of the Company’s outstanding stock and is a party to the IRA (and as the managing member of the general partner of Prentice as a manager and member of an affiliate of Prentice), he may be deemed to have indirect relationships with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Zimmerman’s positions with Prentice entities (including his potential deemed beneficial ownership of the Company’s Common Stock held thereby) did not affect its determination that he is independent.

Board Leadership Structure

On an interim basis, our Board has combined the role of Chairman of the Board and the role of CEO as a result of the recent resignation of our former CEO, Bruce Crain. Mr. Benaroya, our current interim Executive Chairman and acting Chief Executive Officer, has been a member of our Board since 1993, was Chairman of the Board prior to his appointment as Executive Chairman (and remains Chairman of the Board), and possesses an in-depth knowledge of the Company and its operations. The Board believes that, at least until a successor Chief Executive Officer is identified and appointed, these experiences and other insights put Mr. Benaroya in the best position to provide broad leadership for the Board. Mr. Benaroya, a seasoned executive, is able to provide a wealth of knowledge and experience in addition to the unique ability to assume the role of CEO immediately, allowing the Board to focus on its CEO search. Importantly, based on his long-standing association with the Company, Mr. Benaroya provides stability and continuity during this transition period. We do not have a Lead Independent Director. A majority of the Board is comprised of independent directors who provide strong leadership for the Board and each of the committees of the Board. Each independent director has access to the Company’s executives, may call meetings of the independent directors, and may request agenda topics to be added or dealt with in more detail at meetings of the full Board or an appropriate Board committee. The independent directors meet from time to time, as deemed appropriate in their discretion, in their various capacities, and the Audit Committee members meet with our outside auditors on a regular basis. Further, the Board periodically reviews the Company’s leadership structure and retains authority to separate the positions of Chairman and Chief Executive Officer at any time. Neither our bylaws nor our corporate governance guidelines, however, require that we separate these roles and the Board does not have a policy on whether the same person should serve as both the CEO and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-management directors. Our Board believes that it should have the flexibility to make these determinations from time to time in the way that it believes best to provide appropriate leadership for the Company under then-existing circumstances.

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

AUDIT FEES

The aggregate fees billed by KPMG for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2011 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for the year ended December 31, 2011, and certifications, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year, as well as the restatement of specified historical financial statements) were $1,010,373. The aggregate fees billed by KPMG for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2010 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for the year ended December 31, 2010, and certifications, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year) were $985,387.

AUDIT-RELATED FEES

The aggregate fees billed by KPMG for services that are reasonably related to the performance of the audit of the Company’s financial statements that are not already reported above under the caption “Audit Fees” totaled $26,000 for the year ended December 31, 2011, and $47,000 for the year ended December 31, 2010, which fees were billed in each year for employee benefit plan audits.

TAX FEES

The aggregate fees billed by KPMG for professional services for tax advisory services totaled $0 for the year ended December 31, 2011 and $72,770 for the year ended December 31, 2010.

ALL OTHER FEES

Other than as set forth above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” there were no other services rendered or fees billed by KPMG for the year ended December 31, 2011 or for the year ended December 31, 2010.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Under its charter, the Audit Committee has the sole authority to retain and replace the Company’s independent registered public accounting firm, and to approve, in advance, all audit engagement fees and terms, as well as all non-audit engagements permitted by law with the independent registered public accounting firm. Each of the individual engagements for the services described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2011 and 2010 were approved by the Audit Committee in advance of the engagement of KPMG for any such services in accordance with the provisions of Regulation S-X Rule 2-01(c)(7)(i)(A).

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

3.	Exhibits:

(Listed by numbers corresponding to Item 602 of Regulation S-K)

2.1	Asset Purchase Agreement by and among RBSACQ, Inc., and Sassy, Inc., and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.2	Membership Interest Purchase Agreement among Kids Line, LLC; Kid Brands, Inc.; and the various sellers party hereto dated as of December 15, 2005. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)

2.3	Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc.; LaJobi Industries, Inc.; and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.4	Stock Purchase Agreement, dated as of April 1, 2008, among I&J HoldCo., Inc., and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.5	Purchase Agreement, dated December 23, 2008, among Kid Brands, Inc., and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(4)

3.1	(a) Restated Certificate of Incorporation of the Company and amendment thereto.(5) (b) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987. (5) (c) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009. (5)

3.2	Second and Amended and Restated By-Laws of the Registrant. (6)

4.1	Form of Common Stock Certificate. (5) Stock certificates bearing the name “Kid Brands, Inc.” will not affect the validity or transferability of currently outstanding stock certificates bearing the name “Russ Berrie and Company, Inc.”, and shareholders with such certificates need not surrender for exchange any such certificates. The rights of shareholders holding certificated shares bearing the name “Russ Berrie and Company, Inc.” and the number of shares represented by those certificates remain unchanged.

4.2	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signatures pages thereto (7)

10.1	Kid Brands, Inc., 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(8)

10.2	Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code. (9)

10.3	Amended and Restated Trademark Purchase Agreement dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (9)

10.4	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(10)

10.5	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(10)

10.6	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-restricted Stock Plan*(10)

10.7	Incentive Compensation Program adopted on March 11, 2005*(11)

10.8	Employment Agreement dated September 26, 2005, between Kid Brands, Inc., and Marc S. Goldfarb*(12)

10.9	Employment Agreement dated as of December 4, 2007, between the Company and Bruce G. Crain*(13)

10.10	Stockholders Agreement dated as of December 23, 2008, among Kid Brands, Inc.; The Russ Companies, Inc.; and Encore Investors II, Inc.(4)

10.11	License Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (4)

10.12	Licensor Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC; Wells Fargo Bank; National Association; and the Russ Companies, Inc.(4)

10.13	Transition Services Agreement dated as of December 23, 2008, between Kid Brands, Inc., and The Russ Companies, Inc. (4)

10.14	Secured Promissory Note dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc., for the benefit of Kid Brands, Inc.(4)

10.15	Guaranty dated as of December 23, 2008, among The Encore Group, Inc.; the other guarantors specified therein; and Kid Brands, Inc. (4)

10.16	Subordinated Security Agreement dated as of December 23, 2008, among The Russ Companies, Inc.; The Encore Group, Inc.; the other parties specified therein; and Kid Brands, Inc.(4)

10.17	Inter-Creditor Agreement dated as of December 23, 2008, between Kid Brands, Inc., and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc.(4)

10.18	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(14)

10.19	Equity Incentive Plan*(15)

10.20	2009 Employee Stock Purchase Plan*(15)

10.21	Employment Agreement dated as of April 2, 2008, between LaJobi, Inc., and Lawrence Bivona*(14)

10.22	Form of Equity Incentive Plan Stock Option Agreement*(16)

10.23	Form of Equity Incentive Plan Restricted Stock Agreement*(16)

10.24	Form of Equity Incentive Plan Stock Appreciation Right Agreement*(16)

10.25	Form of Equity Incentive Plan Restricted Stock Unit Agreement*(16)

10.26	Employment Agreement dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin* (17)

10.27	Employment Agreement dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.* (17)

10.28	Sublease, effective as of September 30, 2010, between The Capital Group Companies, Inc. and Kids Line, LLC* (18)

10.29	Landlord Consent to Kids Line Sublease, effective as of September 30, 2010 (18)

10.30	Irrevocable Standby Letter of Credit from Bank of America, dated October 26, 2010 (18)

10.31	Third Amendment and Waiver to Credit Agreement, dated as of March 30, 2011, among Kid Brands, Inc.; Kids Line, LLC; Sassy, Inc.; I&J HoldCo, Inc.; LaJobi, Inc.; and CoCaLo, Inc.; the financial institutions party thereto or their assignees (the “Lenders”); and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders. (18)

10.32	Second Amended and Restated Credit Agreement, dated as of August 8, 2011, among Kid Brands, Inc., Kids Line, LLC, Sassy, Inc., LaJobi, Inc., I & J Holdco, Inc. and CoCaLo, Inc., as the Borrowers, the subsidiaries of the Borrowers identified therein as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Book Manager, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011. (19)

10.33	Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011, executed by the Borrowers and the Guarantors in favor of the Administrative Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011. (19)

10.34	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson* (20)

10.35	Agreement between RB, Inc. and the Company dated September 12, 2011.* (21)

10.36	Separation Agreement and Release between the Company and Bruce G. Crain dated September 12, 2011.*(22)

10.37	Agreement between RB, Inc. and the Company dated February 14, 2012.* (23)

10.38	General Release and Settlement Agreement dated January 20, 2012, between the Company and The Realty Associates Fund VII, LP. (24)

10.39	Agreement of Lease, dated June 27, 2003 between Keystone Cranbury East, LLC and LaJobi Industries, Inc. (24)

10.40	First Amendment to Lease Agreement, dated July 9, 2008, between LaJobi, Inc. and Keystone Cranbury East, LLC (24)

21.1	List of Subsidiaries (24)

23	Consent of Independent Registered Public Accounting Firm (24)

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002 (24)

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002 (24)

31.3	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002

31.4	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002 (24)

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002 (24)

32.3	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002

32.4	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document (24) [1,2]

101.SCH	XBRL Taxonomy Schema Document (24) [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (24) [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (24) [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (24) [1,2]

*	represent management contracts or compensatory plans or arrangements

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

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 001-08681-02723457
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2004, File No. 001-08681-041221084
(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08681-08730475
(4)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(6)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008
(7)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006, File No. 001-08681-061031616
(8)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003, File No. 001-08681-03639525
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-08681-041130506
(10)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-08681-05720550
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 001-08681-05816486
(12)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2005, File No. 001-08681-051111151
(13)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2007, File No. 001-08681- 071292881
(14)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008
(15)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008

(16)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(17)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009
(18)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010
(19)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(21)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 2011
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
(23)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on February 17, 2012
(24)	Incorporated herein by reference to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC. (Registrant)

April 30, 2012	By:	/s/ GUY A. PAGLINCO
Date		Guy A. Paglinco
Vice President — Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Numbers
31.3	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002
31.4	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002
32.3	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002
32.4	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002