Form 10-Q
period 2012-03-31
KID BRANDS, INC
filed 2012-05-11
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 4, 2012 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,826,649

KID BRANDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$878	$2,456
Accounts receivable- trade, less allowances of $4,704 in 2012 and $6,784 in 2011	36,836	39,313
Inventories, net	43,844	42,688
Prepaid expenses and other current assets	2,848	3,728
Income tax receivable	2,084	2,149
Deferred income taxes, net	5,027	5,458

Total current assets	91,517	95,792
Property, plant and equipment, net	4,974	5,008
Intangible assets	45,048	45,453
Note receivable, net allowance of $14,955 in 2012 and 2011	—	—
Deferred income taxes, net	44,651	43,670
Other assets	2,777	2,923

Total assets	$188,967	$192,846

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,482	$19,136
Accrued expenses	30,791	32,318
Income taxes payable	672	705

Total current liabilities	49,945	52,159
Income taxes payable non-current	75	74
Deferred income taxes	367	360
Long-term debt	48,330	49,490
Other long-term liabilities	827	949

Total liabilities	99,544	103,032

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at March 31, 2012 and December 31, 2011	2,674	2,674
Additional paid-in capital	88,113	89,027
Retained earnings	93,910	94,713
Accumulated other comprehensive income	530	550
Treasury stock, at cost 4,902,131 and 4,971,025 shares at March 31, 2012 and December 31, 2011, respectively	(95,804)	(97,150)

Total shareholders’ equity	89,423	89,814

Total liabilities and shareholders’ equity	$188,967	$192,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011 (Restated See Note 12)
Net sales	$55,228	$59,836

Cost of sales	41,442	43,742

Gross profit	13,786	16,094

Selling, general and administrative expenses	14,441	15,334

(Loss) income from operations	(655)	760

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(780)	(1,156)
Interest and investment income	4	3
Other, net	157	42

	(619)	(1,111)

(Loss) from operations before income tax (benefit)	(1,274)	(351)

Income tax (benefit)	(471)	(26)

Net (loss)	$(803)	$(325)

Net (loss) per share:
Basic	$(0.04)	$(0.02)

Diluted	$(0.04)	$(0.02)

Weighted average shares:
Basic	21,815,000	21,633,000

Diluted	21,815,000	21,633,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011 (Restated See Note 12)
Net (loss)	$(803)	$(325)
Other comprehensive loss:
Unrealized gain on derivative	—	16
Foreign currency translation adjustments	(20)	(37)

Comprehensive loss	$(823)	$(346)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011 (Restated- See Note 12)
Cash flows from operating activities:
Net loss	$(803)	$(325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	669	992
Amortization of deferred financing costs	107	229
Provision for customer allowances	5,710	8,150
Provision for inventory reserve	354	485
Share-based compensation expense	285	466
Deferred income taxes	(543)	(301)
Change in assets and liabilities:
Accounts receivable	(3,197)	(2,904)
Income tax receivable	65	102
Inventories	(1,398)	(3,929)
Prepaid expenses and other current assets	890	595
Other assets	39	456
Accounts payable	(679)	(5,748)
Accrued expenses	(1,661)	1,464
Income taxes payable	(32)	134

Net cash used in operating activities	(194)	(134)

Cash flows from investing activities:
Capital expenditures	(230)	(364)

Net cash used in investing activities	(230)	(364)

Cash flows from financing activities:
Proceeds from issuance of common stock	146	243
Excess tax benefit from stock-based compensation	—	(24)
Repayment of long-term debt	(1,160)	(3,243)
Net borrowing (payment) of old revolving credit facility	—	4,065

Net cash (used in) provided by financing activities	(1,014)	1,041

Effect of exchange rate changes on cash and cash equivalents	(140)	(69)

Net (decrease) increase in cash and cash equivalents	(1,578)	474
Cash and cash equivalents at beginning of period	2,456	1,075

Cash and cash equivalents at end of period	$878	$1,549

Cash paid during the period for:
Interest	$467	$877
Income taxes	$31	$35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Kid Brands, Inc. (“KID”), together with its subsidiaries (collectively with KID, the “Company”), is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company operates in one segment: the infant and juvenile business.

The Company’s current operating subsidiaries consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), which are each direct or indirect wholly-owned subsidiaries of KID, and design, manufacture through third parties and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “2011 10-K”).

Restatement

The Company has restated herein its unaudited interim consolidated financial statements for the year to date period ended March 31, 2011, as included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. See Note 12.

Certain prior year amounts have been reclassified to conform to the 2012 presentation.

The Company evaluates all subsequent events prior to filing.

NOTE 2—SHAREHOLDERS’ EQUITY

Share-Based Compensation

As of March 31, 2012, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. In addition, the Company may issue equity awards outside of the Plans (however, no such awards were outstanding as of March 31, 2012). The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence also applies to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At March 31, 2012, 924,792 shares were available for issuance under the EI Plan.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At March 31, 2012, 6,663 shares were available for issuance under the 2009 ESPP, after giving effect to the 54,284 shares issued thereunder with respect to the 2011 plan year. The 2009 ESPP has been suspended for the 2012 and 2013 plan years.

Impact on Net (Loss)

The components of share-based compensation expense follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock option expense	$66	$116
Restricted stock expense	9	79
Restricted stock unit expense	52	59
SAR expense	158	178
ESPP expense	—	34

Total share-based payment expense	$285	$466

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three months ended March 31, 2012 or 2011. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton option pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are included below for SARs only, as there were no stock options issued during the three months ended March 31, 2012 or 2011. Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.

Stock Options

Stock options are rights to purchase KID’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Nonqualified Stock Options (stock options which are not Incentive Stock Options). There were no stock options issued during the three months ended March 31, 2012 or 2011.

As of March 31, 2012, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.4 million, and is expected to be recognized over a weighted-average period of 1.6 years.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity regarding outstanding stock options for the three months ended March 31, 2012 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2011	446,975	$12.55
Options Granted	—	—
Options Forfeited/Cancelled*	(2,280)	$16.77

Options Outstanding as of March 31, 2012	444,695	$12.53

Option price range at March 31, 2012	$6.63-$34.05

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding stock options was $0 at March 31, 2012 and December 31, 2011. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. No stock options were exercised during the three months ended March 31, 2012 or 2011, respectively. No stock options vested during the three months ended March 31, 2012.

A summary of the Company’s unvested stock options at March 31, 2012 and changes during the three months ended March 31, 2012 is as follows:

Unvested stock options	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	107,200	$4.63
Granted	—	$—
Vested	—	$—
Forfeited/cancelled*	(2,280)	$6.58

Unvested stock options at March 31, 2012	104,920	$4.59

*	See disclosure below regarding forfeitures.

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

During the three months ended March 31, 2012 and 2011, respectively, there were no shares of restricted stock issued under the EI Plan or otherwise. At March 31, 2012 and December 31, 2011, there were 2,380 and 2,720 shares of unvested restricted stock outstanding, respectively. These restricted stock grants have vesting periods of five years, with fair values (per share) at date of grant ranging from $14.90 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock on the date of grant.

A summary of the Company’s unvested restricted stock at March 31, 2012 and changes during the three months ended March 31, 2012 is as follows:

Unvested Restricted Stock	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	2,720	$16.43
Granted	—	$—
Vested	—	$—
Forfeited/cancelled*	(340)	$16.77

Unvested restricted stock at March, 31, 2012	2,380	$16.38

*	See disclosure below regarding forfeitures.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2012, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $27,000, and is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Units

A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the consolidated balance sheets. There were 102,250 and 10,000 RSU’s issued to employees of the Company during the three months ended March 31, 2012 and 2011, respectively.

The fair value of each RSU grant is estimated on the grant date. The fair value is set using the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.

A summary of the Company’s unvested RSUs at March 31, 2012 and changes during the three months ended March 31, 2012 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2011	148,560	$5.47
Granted	102,250	$3.02
Vested	(14,950)	$5.00
Forfeited/cancelled*	(5,520)	$6.61

Unvested at March 31, 2012	230,340	$4.39

*	See disclosure below regarding forfeitures.

As of March 31, 2012, there was approximately $0.9 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.8 years.

Stock Appreciation Rights

A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. There were 306,750 and 50,000 SARs granted during the three months ended March 31, 2012, and 2011, respectively. SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets. There were no SARs exercised in the three months ended March 31, 2012. There were 1,100 SARs exercised during the three months ended March 31, 2011, all of which were settled in cash.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used to estimate the weighted average fair value of the SARs granted during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.90%	1.03%
Volatility	85.0%	104.0%
Expected term (years)	5.0	3.0
Weighted-average fair value of SARs granted	$2.02	$5.42

Activity regarding outstanding SARs for the three months ended March 31, 2012 is as follows:

	All SARs Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2011	787,690	$5.63
SARs Granted	306,750	$3.02
SARs Exercised	—	—
SARs Forfeited/Cancelled*	(22,120)	$6.53

SARs Outstanding as of March 31, 2012	1,072,320	$4.87

SAR price range at March 31, 2012	$1.53-$9.86

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding SARs at March 31, 2012 and December 31, 2011 was $58,500 and $81,500, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR.

A summary of the Company’s unvested SARs at March 31, 2012 and changes during the three months ended March 31, 2012 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value Per Share
Unvested at December 31, 2011	583,740	$3.64
Granted	306,750	$2.02
Vested	(53,050)	$2.87
Forfeited*	(19,600)	$3.96

Unvested at March 31, 2012	817,840	$3.08

*	See disclosure below regarding forfeitures.

As of March 31, 2012, there was approximately $2.2 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.5 years.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

Under the 2009 ESPP (until its suspension for the 2012 and 2013 plan years), eligible employees were provided the opportunity to purchase KID’s Common Stock at a discount. Pursuant to the 2009 ESPP, options were granted to participants as of the first trading day of each plan year, which is the calendar year, and were exercised as of the last trading day of each plan year, to purchase from KID the number of shares of Common Stock that could have been purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year (through 2011), an eligible employee could elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee had the right to purchase Common Stock under the 2009 ESPP that had a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price was the lesser of 85% of the closing market price of KID’s Common Stock on either the first trading day or the last trading day of the plan year. If an employee did not elect to exercise his or her option, the total amount credited to his or her account during that plan year was returned to such employee without interest, and his or her option expired. At March 31, 2012, 6,663 shares were available for issuance under the 2009 ESPP. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013.

The fair value of each option granted under the 2009 ESPP was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

Three Months Ended March 31,
2011
Dividend yield	0%
Risk-free interest rate	0.29%
Volatility	73.5%
Expected term (years)	1.0

Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options granted under the 2009 ESPP was one year, or the equivalent of the annual plan year.

NOTE 3—WEIGHTED AVERAGE COMMON SHARES

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average common shares outstanding included in the computation of basic and diluted net loss per share is set forth below (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average common shares outstanding-Basic	21,815	21,633
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	—	—

Weighted average common shares outstanding assuming dilution	21,815	21,633

The computation of diluted net loss per common share for the three months ended March 31, 2012 and March 31, 2011 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.3 million and 1.8 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the net loss incurred during such periods.

NOTE 4—DEBT

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

The New Credit Agreement provided for an aggregate $175.0 million revolving credit facility, which was reduced, effective as of May 11, 2012, to a maximum aggregate of $100.0 million by notice from the Borrowers to the Administrative Agent (the “New Revolver”), with a sub-facility for letters of credit in an amount not to exceed $25.0 million, and a sub-facility for swing-line loans in an amount not to exceed $5.0 million. As a result of the voluntary reduction in the aggregate revolving commitment, the Company expects to record a non-cash charge of approximately $0.8 million in the second quarter of 2012 to write off a portion of the remaining unamortized deferred financing costs incurred in August 2011 in connection with the New Credit Agreement. Subject to conditions to lending set forth in the New Credit Agreement, loans may be made up to the full amount of the New Revolver (without borrowing base limitations), swing-line loans may be made up to the full amount of the sublimit for swing-line loans, and letters of credit may be issued up to the sublimit for letters of credit. KID also has the right (without the consent of any Lender or the Administrative Agent) to increase the amount of the New Revolver by an additional aggregate amount not to exceed $35.0 million, provided, among other things, that (i) no event of default or unmatured event of default shall have occurred and be continuing, and (ii) the Borrowers receive commitments for such increase. KID may offer such increase to existing Lenders or certain third party financial institutions as described in the New Credit Agreement, however, no lender is obligated to increase its commitment.

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

At March 31, 2012, an aggregate of $48.3 million was borrowed under the New Revolver and at December 31, 2011, an aggregate of $49.5 million was borrowed under the New Revolver. At March 31, 2012, revolving loan availability was $1.2 million. At December 31, 2011, revolving loan availability was $9.9 million.

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

As of March 31, 2012, the applicable interest rate margins were: 2.25% for Eurodollar Loans and 1.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2012 were as follows:

	At March 31, 2012
	Eurodollar Loans	Base Rate Loans
New Revolver	2.60%	4.50%

The Borrowers may prepay the New Revolver (and swing-line loans) at any time and from time to time without premium or penalty, and without a corresponding commitment reduction (subject to reimbursement of the Lenders’ breakage and redeployment costs in the case of Eurodollar rate loans). The unutilized portion of the New Revolver may be reduced or terminated by the Borrowers at any time and from time to time without premium or penalty. In accordance therewith, as described above, the Borrowers reduced the New Revolver to an aggregate maximum of $100 million by notice to the Administrative Agent effective as of May 11, 2012.

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

The Consolidated Fixed Charge Coverage Ratio under the New Credit Agreement is the ratio of: (a) Covenant EBITDA (as described below) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. The Consolidated Leverage Ratio under the New Credit Agreement is the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit). The Borrowers were in compliance with all applicable Financial Covenants as of March 31, 2012.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On May 4, 2012, the Loan Parties, the Administrative Agent and the Required Lenders under the New Credit Agreement executed a letter agreement (the “Letter Agreement”) pursuant to which the Required Lenders and the Loan Parties agreed that up to an aggregate of $1.0 million in severance expense may be treated by the Company as excluded “non-recurring losses” in its determination of consolidated net income. If severance expense at any time exceeds this limitation (any such excess, “Excess Severance”): (i) to the extent deducted from the determination of consolidated net income, the accrual of such Excess Severance expense may be added back to consolidated net income for purposes of calculating Covenant EBITDA during the period when accrued; and (ii) the amount of any Excess Severance payments (regardless of when accrued) will be deducted from Covenant EBITDA during the period when paid.

Pursuant to the Letter Agreement, the Company also agreed to retain a financial consultant to review the issues pertaining to the Company’s customs duties and the LaJobi Earnout Consideration, to review and deliver an opinion regarding the Company’s financial forecasts, and any other mutually-agreed matters. Such consultant must provide periodic reports to the Administrative Agent and the Lenders, and a written report on or before July 31, 2012. Fees and expenses related to such consultant may be treated as excluded “non-recurring losses” for purposes of determining consolidated net income. In addition, the Loan Parties agreed that prior to January 1, 2013, Total Revolving Outstandings (as defined in the New Credit Agreement) shall not exceed $70.0 million without the prior written consent of the Required Lenders (such limitation does not constitute a reduction of the commitments under the New Credit Agreement).

The New Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting (including annual delivery of projections) requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries other than the Licensor until such time as it becomes a Loan Party) are prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts and other specified customs duty underpayments (see Note 9 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)), or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below. The activities of the Licensor are also limited until it becomes subject to the restrictions set forth above as a Loan Party.

At the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts or other specified customs duty underpayments (see Note 9 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)): (i) the Consolidated Fixed Charge Coverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be at least 1:50:1.0; or (ii) the Consolidated Leverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be equal to or less than 3.25:1:0.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The New Credit Agreement also contains customary conditions to lending, including that no default shall exist, or would result from any proposed extension of credit.

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

Financing costs associated with Old Credit Agreement were deferred and amortized over their contractual term. The fees for an amendment to the Old Credit Agreement in March 2011 ($131,000), were recorded as expense in the consolidated statements of operations for the three months ended March 31, 2011.

NOTE 5—FINANCIAL INSTRUMENTS

The fair value of assets and liabilities is determined by reference to the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

Financial assets and liabilities are measured using inputs from the three levels of the following fair value hierarchy:

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

Categorization within the hierarchy is based upon the lowest level input that is available and significant to the fair value measurement. Observable inputs are preferred and are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.

Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable, and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying value of the Company’s long term borrowings approximates fair value, because interest rates applicable thereto are variable, based on prevailing market rates.

There were no material changes to the Company’s valuation techniques during the three months ended March 31, 2012 compared to those used in prior periods.

Derivative Instruments

The Company was required by its lenders (until the execution of the New Credit Agreement as of August 8, 2011) to maintain in effect interest rate swap agreements that protected against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of the Old Term Loan (such swap agreement was not terminated at the time of the execution of the New Credit Agreement even though it was no longer required thereunder, but expired by its terms on December 21, 2011). The Company’s objective was to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. During the three months ended March 31, 2011, the Company applied hedge accounting treatment to such interest rate swap agreement based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Following the execution of the New Credit Agreement, as the requirement to maintain hedge agreements was no longer in effect, the Company discontinued hedge accounting for the interest rate swap agreement and from such date until its expiration accounted for such agreement as a non-qualifying derivative instrument. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.

Cash Flow Hedges

To comply with a requirement in the Old Credit Agreement to offset variability in cash flows related to the interest rate payments on the Old Term Loan, the Company used an interest rate swap designated as a cash flow hedge. The interest rate swap converted the variable rate on a portion of the Old Term Loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR U.S. dollar three month index rate. The duration of the contract was twelve months, and the contract expired in December 2011.

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

As of March 31, 2011, accumulated other comprehensive income reflected the difference between the overall change in fair value of the interest rate swap since inception of the hedge and the amount of ineffectiveness reclassified into earnings. For the three months ended March 31, 2011, an unrealized gain of $16,000 for the Company’s former interest rate swap agreement was recorded as a component of comprehensive loss. The Company had no derivatives as of March 31, 2012.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6—INTANGIBLE ASSETS

As of March 31, 2012 and December 31, 2011, the components of intangible assets consist of the following (in thousands):

	Weighted Average	March 31,	December 31,
	Amortization Period	2012	2011
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	6,896	7,000
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	8,700	8,700
LaJobi customer relationships	20 years	10,161	10,319
LaJobi royalty agreements	5 years	730	840
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	2,030	2,063
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$45,048	$45,453

Aggregate amortization expense was approximately $405,000 and $689,000 for the three months ended March 31, 2012 and 2011, respectively.

Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2011. In connection therewith, as has been previously disclosed, the Company recorded an impairment in the fourth quarter of 2011 in the amount of $9.9 million with respect to the LaJobi trade name and $19.0 million with respect to the Kids Line customer relationships. In accordance with applicable accounting standards, there were no triggering events warranting interim testing of intangible assets in the first quarter of 2012, and no impairments of intangible assets (either definite-lived or indefinite-lived) were recorded during such period. Details with respect to the testing for impairment of the Company’s intangible assets, the conclusions of such testing, and impairments to intangible assets recorded in the quarter and year ended December 31, 2011 (including a complete impairment as of such date of the $11.7 million in goodwill required to be recorded for the year ended December 31, 2010) can be found in the 2011 10-K, in Note 4 to the Notes to Consolidated Financial Statements therein.

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

NOTE 7—GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK

The following tables present net sales and total assets of the Company by geographic area (in thousands):

	Three Months ended March 31,
Net sales	2012	2011
Net domestic sales	$52,947	$56,988
Net foreign sales (Australia and United Kingdom)*	2,281	2,848

Total net sales	$55,228	$59,836

	March 31,	December 31,
Assets	2012	2011
Domestic assets	$182,637	$186,424
Foreign assets (Australia and United Kingdom)	6,330	6,422

Total assets	$188,967	$192,846

*	Excludes export sales from the United States.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Toys and Entertainment, Accessories and Décor and Other. Soft Good Basics includes bedding, blankets and mattresses. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011
Soft Good Basics	38.8%	36.7%
Hard Good Basics	36.3%	35.5%
Toys and Entertainment	14.6%	15.6%
Accessories and Décor	9.0%	10.7%
Other	1.3%	1.5%

Total	100.0%	100.0%

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Three months ended March 31,
	2012	2011
Toys “R” Us, Inc. and Babies “R” Us, Inc.	32.3%	38.5%
Walmart	16.8%	13.9%
Target	7.7%	9.6%

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

During the three months ended March 31, 2012, approximately 74% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), compared to 78% for the three months ended March 31, 2011. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 21% of such purchases for the three months ended March 31, 2012 and approximately 18% for the three months ended March 31, 2011. The five largest suppliers accounted for approximately 49% of the Company’s purchases in the aggregate for the three months ended March 31, 2012 and 45% for the three months ended March 31, 2011.

NOTE 8—INCOME TAXES

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

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as capital losses, and net operating loss carryforwards (“NOLs”). At March 31, 2012, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $739,000 including approximately $159,000 of interest and penalties.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity regarding the liability for unrecognized tax benefits for the three months ended March 31, 2012 is as follows:

(in thousands)
Balance at December 31, 2011	$729
Increase related to prior year tax positions	10

Balance at March 31, 2012	$739

The Company is currently under examination by the Internal Revenue Service for its consolidated federal income tax returns for 2008 and 2009. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $665,000 within twelve months of March 31, 2012 and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

The income tax benefit for the three months ended March 31, 2012 was $471,000 on loss before income tax benefit of $1,274,000. The difference between the effective tax rate of 37% for the three months ended March 31, 2012 and the U.S. federal tax rate of 35% primarily relates to: a benefit for state tax, net of federal tax benefit ($53,000); offset by: (i) an increase in the liability for unrecognized tax benefits ($7,000) as a result of additional interest being accrued; (ii) foreign adjustments related to foreign rate differences and withholding taxes ($5,000); and (iii) the effect of permanent adjustments ($11,000). The income tax benefit for the three months ended March 31, 2011 was approximately $26,000 on loss before income tax benefit of $351,000. The difference between the effective tax rate of 7.5% for the three months ended March 31, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the liability for unrecognized tax benefits ($115,000) as a result of an increase in the liability for state taxes and additional interest being accrued; (ii) the effect of a graduated U.S. federal tax rate ($26,000); and (iii) foreign adjustments related to foreign rate differences and withholding taxes ($11,000); offset by: (i) a benefit for state tax, net of federal tax benefit ($55,000); and (ii) the effect of permanent adjustments ($2,000).

NOTE 9—LITIGATION; COMMITMENTS AND CONTINGENCIES

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

The Company expects to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of anti-dumping duty, and remit payment of duty not paid, with interest thereon. Accordingly, the aggregate amount accrued by the Company during the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through March 31, 2012 with respect to anti-dumping duties and related interest that it anticipates will be owed to U.S. Customs by LaJobi is approximately $7,829,000, which amount includes approximately $667,000 in interest. Of the foregoing amount, $60,000 was recorded for anticipated interest expense in the quarter ended March 31, 2012. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the restatement of the Prior Financial Statements (defined and described in Note 12), these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated customs duty payment requirements (and related interest) to such date in the quarter and year ended December 31, 2010, the period of discovery (the “Original Accrual”), and recorded additional interest expense on such aggregate amount in subsequent quarterly periods, all as described in Note 12.

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

As a result of the Original Accrual (which as a result of the restatement of the Prior Financial Statements has now been recorded in the periods to which they relate) and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no LaJobi Earnout Consideration (and therefore no related finder’s fee) was payable. Accordingly, prior to the restatement of the Prior Financial Statements, the Company had not recorded any amounts related thereto in the Company’s financial statements (the Company had previously disclosed a potential earnout payment of approximately $12.0 to $15.0 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi).

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

Because the restatement of the Prior Financial Statements resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the agreement governing the purchase of the LaJobi assets, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the restatement of the Prior Financial Statements, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi Earnout Consideration and $1.1 million in respect of the related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we intend to vigorously defend against all of Mr. Bivona’s claims, and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the LaJobi seller could result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Note 4 for a description of the Company’s senior secured financing facility, including a discussion of conditions precedent to any LaJobi earnout payment requirements and the impact of any such payment on our required financial covenants.

In addition, as has been previously disclosed, the Asia payment and staffing practices utilized by our LaJobi subsidiary during 2010 were likely not in compliance with certain foreign laws in various jurisdictions. However, we currently do not believe that such matters (individually or in the aggregate) will have a material adverse effect on the Company (and we have not accrued any amounts to date in connection therewith), although there can be no assurance that this will be the case. LaJobi has since discontinued such practices, and the Company has taken corrective action. Specifically, we have established subsidiaries in the PRC, Hong Kong and Thailand to oversee our quality assurance activities in Asia, and have retained the full-time services of such individuals, either directly through such subsidiaries, or through third party outsource agencies, which we believe to be in compliance with applicable laws of the relevant Asian countries. There can be no assurance, however, that applicable governmental authorities will not impose taxes or penalties or other measures with respect to staffing and related payment practices previously utilized by LaJobi, or that our licensors, vendors and/or retail partners will not take adverse action under applicable agreements with us (or otherwise) as a result of such potential compliance issues (although we are unaware of any such actions to date).

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b)	Customs Compliance Investigation

Following the discovery of the matters described above with respect to LaJobi, our Board authorized a review, supervised by the Special Committee and conducted by outside counsel, of customs compliance practices at the Company’s non-LaJobi operating subsidiaries, consisting of Kids Line, CoCaLo and Sassy (the “Customs Review”). In connection therewith, instances were identified in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications of certain products imported by CoCaLo. As a result of these findings to date, the Company currently estimates that it will incur aggregate costs of approximately $2,939,000, which includes approximately $316,000 in interest, relating to customs duty for the years ended 2006 through 2011 and the quarter ended March 31, 2012. Of the foregoing amount, $18,000 was recorded for anticipated interest expense in the quarter ended March 31, 2012. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the restatement of the Prior Financial Statements (defined and described in Note 12), these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated customs duty payment requirements (and related interest) to such date in the three and six months ended June 30, 2011 (the period of discovery), and recorded additional interest expense on such aggregate amount in the subsequent quarterly period, all as described in Note 12.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On May 7, 2012, the lead plaintiff filed a second amended complaint that named the Company, Bruce G. Crain, Guy A. Paglinco, and Raphael Benaroya as defendants. The second amended complaint repeats the same claims for relief and many of the allegations of the previous complaints in the action, but contains new allegations that, among other things, the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding custom law violations and safety violations regarding certain of its products. The relief demanded and the class period are the same as in the first amended complaint.

The Company intends to continue to defend the Putative Class Action vigorously, and has notified its insurance carriers of the existence of the action; however, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

Putative Shareholder Derivative Action. On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System (“Roseville”) in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s then CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board, and John Schaefer, a former member of KID’s Board (collectively, the “Defendants”). In addition, KID was named as a nominal defendant.

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

On November 23, 2011, Roseville sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. The demand requested to inspect documents relating to LaJobi’s compliance with U.S. customs laws to determine whether the Roseville will amend its complaint in the Putative Derivative Action. On March 1, 2012, the Company indicated in a letter that it had provided all the documents to which Roseville is entitled under New Jersey law. On April 28, 2012, Roseville filed a motion to compel inspection of documents beyond those previously provided by the Company. The Company’s opposition to the motion is due on May 14, 2012. Roseville’s time to amend its complaint has been extended by the Court until the issues raised in the motion are resolved.

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

(g)	Other

In addition to the proceedings described above, in the ordinary course of its business, the Company is from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to any such actions that are currently pending will not, individually or in the aggregate, materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows. KID may also remain obligated with respect to certain contracts and other obligations of its former gift business that were not novated in connection with their transfer. No payments have been made by KID in connection with the contracts described in the preceding sentence to date (other than $1.4 million paid by the Company in the quarter ended March 31, 2012 to the landlord in complete settlement of a contingent obligation with respect to a lease assumed by the buyer of the Company’s former gift business), nor is KID aware of any remaining potential obligations, but there can be no assurance that payments will not be required of KID in the future with respect thereto.

(h)	Share Repurchase Program

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in the New Credit Agreement, which, in addition to limits on revolver availability and a stricter consolidated leverage ratio for this purpose (0.25x less than the maximum then-permitted), limits the aggregate amount that can be expended on share repurchases and dividends to $5.0 million until the LaJobi Focused Assessment has been concluded and all duty amounts required thereby have been paid (see Note 4 above). The share repurchase program may be suspended or discontinued at any time without prior notice. The Company intends to finance the share repurchase program from available cash and/or proceeds under the New Credit Agreement (to the extent available therefor).

(i)	Purchase Commitments

The Company has approximately $41.5 million in outstanding purchase commitments at March 31, 2012, consisting primarily of purchase orders for inventory.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(j)	License and Distribution Agreements

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Although the Company does not believe its business is dependent on any single license, the Graco® license (which expires on December 31, 2013, subject to renewals) and the Carter’s® license (which expires on December 31, 2012, subject to renewals) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2012, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2012) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case (other than the Garanimals® license which commenced in 2010) for the last three years ended December 31, 2011. While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on the Company’s results of operations. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $18.5 million, of which approximately $9.2 million remained unpaid at March 31, 2012. Royalty expense was $2.1 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.

(k)	Letters of Credit

As of March 31, 2012, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events.

NOTE 10—RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all new accounting pronouncements that are in effect and that may materially impact its financial statements, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the three months ended March 31, 2012, that might have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 11—SALE OF GIFT BUSINESS AND TRC BANKRUPTCY SETTLEMENT

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12—RESTATEMENT

The Company previously recorded charges of approximately: (i) $6.86 million (which included approximately $340,000 of interest) for the quarter and year ended December 31, 2010; (ii) $382,000 (which included approximately $55,000 of interest) for the quarter ended March 31, 2011; (iii) $55,000 in related interest expense for the quarter ended June 30, 2011; and (iv) $56,000 in related interest expense for the quarter ended September 30, 2011, in each case for duties (or related interest) relating to aggregate anti-dumping duties and interest the Company anticipates will be owed to U.S. Customs by LaJobi for the period commencing in April 2008 (when the Company acquired LaJobi’s assets) through December 31, 2010 (the period of discovery). The anticipated duties were recorded in cost of sales, and the related interest was recorded in interest expense. See Note 9.

In addition, the Company also previously recorded charges of approximately $2.4 million (which included approximately $200,000 of interest) for the three and six months ended June 30, 2011, and an additional $30,000 in interest expense for the quarter ended September 30, 2011, relating to aggregate customs duties and related interest the Company anticipates will be owed to U.S. Customs by Kids Line and CoCaLo for the years ended 2006 through 2010 and the six months ended June 30, 2011 (the period of discovery). The anticipated duties were recorded in costs of sales, and the related interest was recorded in interest expense. See Note 9.

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

The restatement of the Prior Financial Statements has been implemented as follows. The Company’s 2011 10-K restated all periods presented therein, as applicable, to reflect the recording of the anticipated anti-dumping duty (and related interest) payment requirements of the Company’s LaJobi subsidiary and anticipated customs duty (and related interest) payment requirements of the Company’s Kids Line and CoCaLo subsidiaries described above in the respective periods to which such liabilities relate. The restatement also included: (x) the Company’s revised calculations of the total amount of anti-dumping duty that it anticipates will be owed to U.S. Customs by LaJobi (additional custom duties charges in the aggregate amount of $314,000), and additional related accrued interest expense of $101,000 for the quarter ended December 31, 2011; and (y) the Company’s revised calculations of the total amount of customs duty that it anticipates will be owed to U.S. Customs with respect to Kids Line and CoCaLo (additional custom duties charges in the aggregate amount of $461,000), and additional related accrued interest expense of $76,000 for the quarter ended December 31, 2011, all of which have been recorded in the periods to which they relate as part of such restatement.

The restatement of the Prior Financial Statements also included the impact of a liability required to be recorded at December 31, 2010 by applicable accounting standards for potential LaJobi Earnout Consideration, a required corresponding offset in equal amount to goodwill related to its 2008 acquisition of LaJobi, all of which goodwill was subsequently determined to be impaired at December 31, 2011.

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Q1 10-Q”) also includes the impact of such restatement on the applicable unaudited quarterly financial information for the quarter ended March 31, 2011 presented in the Statement of Operations in this Q1 10-Q, as well as a reclassification to conform prior year amounts to the 2012 presentation. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent periods during 2012 will restate applicable 2011 comparable prior quarter and year to date periods.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for quarterly and annual periods ended prior to December 31, 2011 have not been and will not be amended.

The combined impact of the adjustments to specified line items in the Statement of Operations for the quarter ended March 31, 2011 included in this Q1 10-Q resulting from the restatement is set forth below. The restatement had no effect on net cash used in operating, investing or financing cash flows.

CHANGES TO MARCH 31, 2011 CONSOLIDATED STATEMENT OF OPERATIONS

	As Reported March 31, 2011	Adjustments	As Restated March 31, 2011
Net sales	$59,836	$—	$59,836
Cost of sales	43,570	172	43,742

Gross profit	16,266	(172)	16,094
Selling, general and administrative expenses	15,370	(36)	15,334

Income (loss) from operations	896	(136)	760

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,102)	(54)	(1,156)
Interest and investment income	3	—	3
Other, net	42	—	42

	(1,057)	(54)	(1,111)

(Loss) from operations before income tax provision (benefit)	(161)	(190)	(351)
Income tax provision (benefit)	52	(78)	(26)

Net (loss)	$(213)	$(112)	$(325)

Basic (loss) earnings per share:	$(0.01)	$(0.01)	$(0.02)

Diluted (loss) earnings per share:	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares:
Basic	21,633,000	21,633,000	21,633,000

Diluted	21,633,000	21,633,000	21,633,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “2011 10-K”), including the consolidated financial statements and notes thereto.

OVERVIEW

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries – Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) – we design, manufacture through third parties, and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America, the United Kingdom (“U.K.”) and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the U. K. and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries.

We generated net sales of approximately $55.2 million in the three months ended March 31, 2012. International sales, defined as sales outside of the United States, including export sales, constituted 11.9% and 9.8% of our net sales for the three months ended March 31, 2012 and 2011, respectively.

We operate in one segment: the infant and juvenile business. Our senior corporate management, together with senior management of our subsidiaries, coordinates the operations of all of our businesses and seeks to identify cross-marketing, procurement and other complementary business opportunities, while maintaining the separate brand identities of each subsidiary.

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

We do not ordinarily sell our products on consignment (although we may do so in limited circumstances), and we ordinarily accept returns only for defective merchandise, although we may in certain cases accept returns as an accommodation to retailers. In the normal course of business, we grant certain accommodations and allowances to certain customers in order to assist these customers with inventory clearance or promotions. Such amounts, together with discounts, are deducted from gross sales in determining net sales.

Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore, adversely affects our profitability. Conversely, a small portion of our revenues are generated by our subsidiaries in Australia and the U.K. and are denominated primarily in their local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors — “Currency exchange rate fluctuations could increase our expenses”, of the 2011 10-K.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $1.7 million and $2.1 million, for the three months ended March 31, 2012 and 2011, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.

If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) an increasing shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory, secure new product placements and/or to improve the gross margins of such retailers; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases. In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have adversely affected gross margins and net income for specified periods (See Notes 9 and 12 to the Notes to Unaudited Consolidated Financial Statements). The restatement of the Prior Financial Statements, as described in Note 12 to Notes to Unaudited Consolidated Financial Statements, had a negative impact on previously-reported results of operations for the period ended March 31, 2011. As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods will be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accruals recorded will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. See Note 9 of Notes to the Unaudited Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duties, and have established alternate vendor arrangements for the relevant products in countries that are not subject to such anti-dumping duties. We believe that our ability to procure the affected categories of furniture has not been materially adversely affected.

We continue to seek to mitigate margin pressure through the development of new products that can command higher pricing, the identification of alternative, lower-cost sources of supply, re-engineering of certain existing products to reduce manufacturing cost, where possible, price increases, and more aggressive inventory management. Particularly in the mass market, our ability to increase prices or resist requests for mark-downs and/or other allowances is limited by market and competitive factors, and, while we have implemented selective price increases and will likely continue to seek to do so, we have not been able to increase prices commensurate with our cost increases and have generally focused on maintaining (or increasing) shelf space at retailers and, as a result, our market share.

Recent Developments

Restatement of Financial Statements

See Note 12 of the Notes to Unaudited Consolidated Financial Statements for a description of: (i) a restatement in the 2011 10-K of the Company’s financial statements previously included in its Annual Report on Form 10-K for the year ended December 31, 2010 to reflect the recording of specified anticipated anti-dumping and customs duty (and related interest) payment requirements of LaJobi, Kids Line and CoCaLo in the respective periods to which such liabilities relate; and (ii) the impact of such restatement on the applicable unaudited quarterly financial information for the quarter ended March 31, 2011 presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Q1 10-Q”). The Company’s Quarterly Reports on Form 10-Q for subsequent periods during 2012 will restate applicable 2011 comparable prior quarter and year to date periods.

Goodwill and Intangible Assets

Because the restatement of the Prior Financial Statements results in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi earnout under the agreement governing the purchase of the LaJobi assets, applicable accounting standards required that the Company record a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), which also required an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011.

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

In addition, in connection with our annual assessment of indefinite-lived and definite-lived intangible assets (discussed in Note 4 to the Notes to Consolidated Financial Statements of the 2011 10-K), we recorded, in our consolidated financial statements for the fourth quarter and fiscal year ended December 31, 2011, non-cash impairment charges: (i) to our LaJobi trade name in the amount of $9.9 million; and (ii) to our Kids Line customer relationships in the amount of $19.0 million.

Testing for impairment of indefinite-lived trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2011, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2011, the Company kept its long-term growth rate at 2.5% for all of its business units, but used assumed royalty rates of 3%, 2.6%, 2.5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates decreased with respect to Kids Line and LaJobi from the 2010 rates of 5% and 4%, respectively, as a result of reduced profitability for each such business unit in 2011. With respect to LaJobi, the difference between fair value and the carrying value of the relevant trade names resulted in an impairment charge in the amount of $9.9 million. No other trade names were impaired during 2011.

The Company’s other intangible assets with definite lives (consisting primarily of customer lists) are amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. The fair value of the Kids Line customer relationships was lower than the carrying value due to revised undiscounted future cash flow projections resulting from meaningfully lower sales to one of its major customers and reduced profitability in 2011. This resulted in a $19.0 million impairment which was recorded in cost of sales. While LaJobi sales also decreased during 2011, the fair value of its customer lists continued to exceed its carrying value as of December 31, 2011.

There was no impairment of the Company’s other intangible assets (either definite-lived or indefinite-lived) during 2011. There was no impairment of any of the Company’s intangible assets (either definite-lived or indefinite-lived) during the quarter ended March 31, 2012.

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

TRC Matters

See Note 11 of the Unaudited Notes to Consolidated Financial Statements for a discussion of the bankruptcy filing of TRC and its domestic subsidiaries, and a settlement agreement approved by the Bankruptcy Court with the secured creditors of the debtors, including KID.

See Part II, Item 1 “Legal Proceedings” for a discussion of a General Release and Settlement Agreement entered into as of January 20, 2012 between the Company and the TRC Landlord (as defined therein) with respect to which the Company had previously accrued $1.1 million for potential contingent liabilities.

LaJobi Matters

See Notes 9 and 12 of the Notes to Unaudited Consolidated Financial Statements for a description of: (i) a demand for arbitration initiated by Mr. Bivona with respect to the LaJobi earnout and matters under his employment agreement, as well as the related required recording of a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), with a required offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011; (ii) the “Focused Assessment” of our LaJobi subsidiary’s import practices and procedures by U.S. Customs, charges recorded in connection therewith based on current assumptions and information, and actions taken by the Company as a result of such matters, including the restatement of the Prior Financial Statements; (iii) a discussion of certain corrective payment practices established with respect to individuals providing quality control, compliance and certain other services in the PRC, Hong Kong, Vietnam and Thailand; and (iv) a description of an informal investigation by the SEC and a document request by the United States Attorney’s Office for the District of New Jersey into these matters. Also see “Goodwill and Intangible Assets” above and Item 3, “Legal Proceedings.”

Putative Class Action and Derivative Litigations

See Part II, Item 1 “Legal Proceedings”, for a discussion of recent developments with respect to the putative class action proceeding and shareholder derivative proceeding instituted against the Company and various of its officers and directors, including the dismissal without prejudice of each such proceeding with leave for the plaintiffs to amend the respective complaints, a second amended complaint filed by the plaintiff on May 7, 2012 in the putative class action proceeding, and a motion to compel the inspection of documents filed by the plaintiff in the putative derivative proceeding on April 28, 2012 (with a related extension of time to amend the complaint).

Customs Compliance Investigation

See Notes 9 and 12 of the Notes to Unaudited Consolidated Financial Statements for a description of a review authorized by the Board of Directors of the customs compliance practices at the Company’s non-LaJobi subsidiaries, charges recorded in connection therewith based on current assumptions and information, a related investigation initiated by the Board with respect to such review and other actions taken by the Company as a result thereof.

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

General Economic Conditions as they Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty, such as the recession experienced in 2008 and much of 2009, can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence, which we believe has resulted in lower birth rates, although recent third party forecasts have suggested declining birth trends are likely to reverse with modest improvements in the economy. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things: (i) reduced demand for our products; (ii) increased price competition for our products; (iii) increased risk in the collectibility of cash from our customers and/or (iv) increased pressure from major retailers to offer additional mark downs and other pricing accommodations. See Item 1A, “Risk Factors—The state of the economy may impact our business” of the 2011 10-K.

In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets, could adversely affect our ability to draw on our bank revolving credit facility (to the extent we have sufficient availability thereunder). Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors—Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition” of the 2011 10-K.

SEGMENTS

The Company operates in one segment: the infant and juvenile business.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The Results of Operations set forth below reflects the impact of the restatement of the Prior Financial Statements described in Note 12 of the Notes to Unaudited Consolidated Financial Statements.

Net sales for the three months ended March 31, 2012 decreased 7.7% to $55.2 million, compared to $59.8 million for the three months ended March 31, 2011. This decrease was primarily the result of lower sales at: Sassy (19.2%), primarily due to lower sales volume at two large customers due to inventory management at such customers and certain initial product placements in 2011, which did not recur in 2012; Kids Line (6.4%) primarily due to lower sales volume at two customers; and LaJobi (5.1%) due to decreased furniture sales, partially offset by increased sales by LaJobi of Graco branded product. CoCaLo sales were relatively flat for the three months ended March 31, 2012 as compared to the prior year period.

Gross profit was $13.8 million, or 25.0% of net sales, for the three months ended March 31, 2012, as compared to $16.1 million, or 26.9% of net sales, for the three months ended March 31, 2011. In absolute terms, gross profit decreased as a result of lower sales and lower gross profit margins. Gross profit margins decreased primarily as a result: (i) product mix changes; (ii) increased product costs; and (iii) increased royalty expense (approximately $0.2 million) resulting from increased sales of licensed products. This decline was partially offset by: (i) a reduction in markdown allowances; (ii) reduced amortization of intangibles ($0.3 million) as a result of the impairment in the fourth quarter of 2011 of the Kids Line Customer Relationship intangible asset; and (iii) an aggregate accrual of $0.5 million for anticipated LaJobi anti-dumping duties and Kids Line/CoCaLo customs duties recorded in the three months ended March 31, 2011 that did not recur in the current year quarter.

Selling, general and administrative (“SG&A”) expense was $14.4 million, or 26.1% of net sales, for the three months ended March 31, 2012 compared to $15.3 million, or 25.6% of net sales, for the three months ended March 31, 2011. SG&A expense increased as a percentage of sales primarily as a result of a lower sales base in the first quarter of 2012. In absolute terms, the decrease in SG&A costs was primarily a function of: (i) decreased professional fees incurred in connection with Company’s internal investigation of LaJobi’s import, business and staffing practices in Asia and Customs investigations at Kids Line and CoCaLo, as well as related litigation and other costs ($1.2 million); (ii) decreases in variable costs as a result of lower sales ($0.4 million); and (iii) lower share-based compensation ($0.2 million); all of which was offset by severance expense ($0.6 million) and increases in other professional costs ($0.3 million).

Other expense was $0.6 million for the three months ended March 31, 2012 as compared to $1.1 million for the three months ended March 31, 2011. This decrease of approximately $0.5 million was primarily due to a reduction in interest expense ($0.3 million) due to lower borrowings and lower borrowing costs in such period compared to the same period in 2011, fees for an amendment to the Company’s previous credit agreement ($0.1 million) recorded in the first quarter of 2011 that was not a factor in 2012, and an increase in other income of $0.1 million in the first quarter of 2012 related to foreign currency exchange gains.

Loss before income tax benefit was $1.3 million for the three months ended March 31, 2012 as compared to loss before income tax benefit of $0.35 million for the three months ended March 31, 2011, primarily as a result of the items described above.

The income tax benefit for the three months ended March 31, 2012 was $471,000 on loss before income tax benefit of $1.3 million. The difference between the effective tax rate of 37% for the three months ended March 31, 2012 and the U.S. federal tax rate of 35% primarily relates to a benefit for state tax, net of federal tax benefit ($53,000), offset by: (i) an increase in the liability for unrecognized tax benefits ($7,000) as a result of additional interest being accrued; (ii) foreign adjustments related to foreign rate differences and withholding taxes ($5,000); and (iii) the effect of permanent adjustments ($11,000). The income tax benefit for the three months ended March 31, 2011 was approximately $26,000 on loss before income tax benefit of $351,000. The difference between the effective tax rate of 7.5% for the three months ended March 31, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the liability for unrecognized tax benefits ($115,000) as a result of an increase in the liability for state taxes and additional interest being accrued; (ii) the effect of a graduated U.S. federal tax rate ($26,000); and (iii) foreign adjustments related to foreign rate differences and withholding taxes ($11,000), all of which was offset by: (i) a benefit for state tax, net of federal tax benefit ($55,000); and (ii) the effect of permanent adjustments ($2,000).

As a result of the foregoing, net loss for the three months ended March 31, 2012 was $0.8 million, or ($0.04) per diluted share, compared to net loss of $0.3 million, or ($0.02) per diluted share, for the three months ended March 31, 2011.

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

Although we currently expect to remain in compliance with our bank covenants for at least the next twelve months, remaining availability under our bank facility, which is based on, among other things, a quarterly maximum Consolidated Leverage Ratio, which is the ratio of the Company’s indebtedness to Covenant EBITDA for the four most recently completed four quarters (see “Debt Financing – New Credit Agreement” below), was $1.2 million as of March 31, 2012, which is substantially lower than it has been historically. Based on our current expectations, we anticipate that our revolving loan availability will remain limited through the second quarter of 2012, and should increase during the third quarter of 2012 and beyond.

Accordingly, any significant deviation in actual results from our expected results of operations, any significant deviation in the timing of material expenditures from current estimates, or any significant earnout payments (see discussion immediately below), significant business or product acquisitions, or other significant unanticipated expenses (including customs duty assessments and related interest in excess of current accruals, and/or any related penalties) could result in a default under our credit agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. See Note 9 to the Notes to Unaudited Consolidated Financial Statements, for a discussion, among other things, of an arbitration proceeding commenced by Lawrence Bivona demanding, among other amounts, payment of the LaJobi earnout consideration to Mr. Bivona in the amount of $15.0 million, and the effect of the restatement of the Prior Financial Statements on such claim, including the requirement, pursuant to applicable accounting standards, that we record a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we intend to continue to vigorously defend against all of Mr. Bivona’s claims, and believe that we will prevail (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the LaJobi Seller could result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Item 1A – Risk Factors –“Inability to maintain compliance with the bank covenants” and “We are currently party to litigation that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business” of the 2011 10-K. See also “Debt Financing – New Credit Agreement” below for conditions precedent contained in our credit agreement with respect to the payment of any earnout consideration, as well as the impact of any such payment on our required financial covenants.

Historically, the proceeds of our bank facility have been used to fund acquisitions, and cash flows from operations have been utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which were necessitated by our strategy of paying down debt), we typically did not actively utilize our revolving credit facility to fund operations. As a result of the New Credit Agreement, our term loan was paid in full, and outstanding amounts under our revolver were reallocated among the refinancing lenders. To the extent available (and subject in all cases to the discussion above) the Company anticipates that cash flows from operations will continue to be used to pay down our new revolving credit facility, as well as to potentially purchase shares under our share repurchase program (in each case to the extent available for such purposes), and to pay associated interest on amounts outstanding under our revolver. Availability under the refinanced revolver is intended to continue to be used to fund short-term working capital requirements, including anticipated anti –dumping duty and other Customs duty assessments and related interest, and share repurchases, future acquisitions and/or unanticipated expenses, if any.

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

As of March 31, 2012, the Company had cash and cash equivalents of $0.9 million compared to $2.5 million at December 31, 2011. This decrease of $1.6 million primarily reflects the timing of the repayment of outstanding debt. As of March 31, 2012 and December 31, 2011, working capital was $41.6 million and $43.6 million, respectively. The decrease in working capital for the period ended March 31, 2012 primarily reflects a $1.2 million repayment of long term debt.

Net cash used in operating activities was $0.2 million during the three months ended March 31, 2012 compared to net cash used in operating activities of $0.1 million during the three months ended March 31, 2011. Operating activities reflected the net loss of $0.8 million in the first three months of 2012, as compared to net loss of $0.3 million in the first three months of 2011. Cash used in operations for the three months ended March 31, 2012 also includes a decrease from the prior year period of $2.4 million in accounts payable and accrued expenses as a result of the timing of payments, a net increase in inventory of $1.0 million and a net decrease of $2.5 million in accounts receivable, both primarily resulting from lower sales for the first quarter of 2012 and a decrease in prepaid expenses and other current assets of $0.9 million.

Net cash used in investing activities was $0.2 million for the three months ended March 31 2012, as compared to $0.4 million for the three months ended March 31, 2011. The decrease of $0.2 million was primarily due to decreased capital expenditures in the three months ended March 31, 2012.

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2012 as compared to net cash provided by financing activities of $1.0 million for the three months ended March 31, 2011. The cash used during the three months ended March 31, 2012 primarily reflects repayment of debt under the New Credit Agreement and the cash provided for the three months ended March 31, 2011 primarily reflects borrowings under the Old Credit Agreement.

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

The New Credit Agreement provided for an aggregate $175.0 million revolving credit facility, which was reduced, effective as of May 11, 2012, to a maximum aggregate of $100.0 million by notice from the Borrowers to the Administrative Agent (the “New Revolver”), with a sub-facility for letters of credit in an amount not to exceed $25.0 million, and a sub-facility for swing-line loans in an amount not to exceed $5.0 million. As a result of the voluntary reduction in the aggregate revolving commitment, the Company expects to record a non-cash charge of approximately $0.8 million in the second quarter of 2012 to write off a portion of the remaining unamortized deferred financing costs incurred in August 2011 in connection with the New Credit Agreement. Subject to conditions to lending set forth in the New Credit Agreement, loans may be made up to the full amount of the New Revolver (without borrowing base limitations), swing-line loans may be made up to the full amount of the sublimit for swing-line loans, and letters of credit may be issued up to the sublimit for letters of credit. KID also has the right (without the consent of any Lender or the Administrative Agent) to increase the amount of the New Revolver by an additional aggregate amount not to exceed $35.0 million, provided, among other things, that (i) no event of default or unmatured event of default shall have occurred and be continuing, and (ii) the Borrowers receive commitments for such increase. KID may offer such increase to existing Lenders or certain third party financial institutions as described in the New Credit Agreement, however, no lender is obligated to increase its commitment.

The New Credit Agreement amended and restated the Borrowers’ previously existing Amended and Restated Credit Agreement with the Administrative Agent, as successor by merger to LaSalle Bank National Association, and the other lenders party thereto, dated April 2, 2008, as amended on each of August 13, 2008, March 20, 2009, and March 30, 2011 (collectively, the “Old Credit Agreement”), which provided for a $50.0 million revolving credit facility (the “Old Revolver”) based on eligible receivables and inventory, with a $5.0 million sub-facility for letters of credit, and an $80.0 million term loan facility (the “Old Term Loan”), which was scheduled to mature on April 1, 2013. The New Credit Agreement represents a refinancing of the Borrowers’ senior secured debt under the Old Credit Agreement. Anticipated benefits of the New Credit Agreement include the elimination of borrowing base limitations, reduced debt service requirements (as the Old Term Loan was paid in full), lower minimum and maximum interest rate margins, an extended maturity date, and a generally less restrictive payment and cash utilization structure.

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

At March 31, 2012, an aggregate of $48.3 was borrowed under the New Revolver and at December 31, 2011, an aggregate of $49.5 million was borrowed under the New Revolver. All amounts outstanding under the New Credit Agreement are classified as long-term debt as permitted by applicable accounting standards. At March 31, 2012, revolving loan availability was $1.2 million. See “Liquidity and Capital Resources” above. At December 31, 2011, revolving loan availability was $9.9 million.

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

As of March 31, 2012, the applicable interest rate margins were: 2.25% for Eurodollar Loans and 1.25% for Base Rate Loans. The weighted average interest rates for the outstanding loans as of March 31, 2012 were as follows:

	At March 31, 2012
	Eurodollar Loans	Base Rate Loans
New Revolver	2.60%	4.50%

The Borrowers may prepay the New Revolver (and swing-line loans) at any time and from time to time without premium or penalty, and without a corresponding commitment reduction (subject to reimbursement of the Lenders’ breakage and redeployment costs in the case of Eurodollar rate loans). The unutilized portion of the New Revolver may be reduced or terminated by the Borrowers at any time and from time to time without premium or penalty. In accordance therewith, as described above, the Borrowers reduced the New Revolver to an aggregate maximum of $100 million by notice to the Administrative Agent effective as of May 11, 2012.

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

The Consolidated Fixed Charge Coverage Ratio under the New Credit Agreement is the ratio of: (a) Covenant EBITDA (as described below) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. The Consolidated Leverage Ratio under the New Credit Agreement is the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit). The Borrowers were in compliance with all applicable Financial Covenants as of March 31, 2012.

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

On May 4, 2012, the Loan Parties, the Administrative Agent and the Required Lenders under the New Credit Agreement executed a letter agreement (the “Letter Agreement”) pursuant to which the Required Lenders and the Loan Parties agreed that up to an aggregate of $1.0 million in severance expense may be treated by the Company as excluded “non-recurring losses” in its determination of consolidated net income. If severance expense at any time exceeds this limitation (any such excess, “Excess Severance”): (i) to the extent deducted from the determination of consolidated net income, the accrual of such Excess Severance expense may be added back to consolidated net income for purposes of calculating Covenant EBITDA during the period when accrued; and (ii) the amount of any Excess Severance payments (regardless of when accrued) will be deducted from Covenant EBITDA during the period when paid.

Pursuant to the Letter Agreement, the Company also agreed to retain a financial consultant to review the issues pertaining to the Company’s customs duties and the LaJobi Earnout Consideration, to review and deliver an opinion regarding the Company’s financial forecasts, and any other mutually-agreed matters. Such consultant must provide periodic reports to the Administrative Agent and the Lenders, and a written report on or before July 31, 2012. Fees and expenses related to such consultant may be treated as excluded “non-recurring losses” for purposes of determining consolidated net income. In addition, the Loan Parties agreed that prior to January 1, 2013, Total Revolving Outstanding (as defined in the New Credit Agreement) shall not exceed $70.0 million without the prior written consent of the Required Lenders (such limitation does not constitute a reduction of the commitments under the New Credit Agreement).

The New Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting (including annual delivery of projections) requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries other than the Licensor until such time as it becomes a Loan Party) are prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts and other specified customs duty underpayments (see Note 9 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)), or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below. The activities of the Licensor are also limited until it becomes subject to the restrictions set forth above as a Loan Party.

At the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts or other specified customs duty underpayments (see Note 9 of the Notes to Unaudited Consolidated Financial Statements under paragraph (b)): (i) the Consolidated Fixed Charge Coverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be at least 1:50:1.0; or (ii) the Consolidated Leverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, must be equal to or less than 3.25:1:0.

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

The New Credit Agreement also contains customary conditions to lending, including that no default shall exist, or would result from any proposed extension of credit.

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

The Borrowers paid an arrangement fee to ML in an aggregate amount of approximately $656,000 and an up-front fee to the Lenders in an aggregate amount of approximately $665,000 in connection with the execution of the New Credit Agreement and related documentation. The Company recorded these costs and related professional fees totaling in the aggregate approximately $1.7 million as deferred charges. These deferred charges will be amortized over the five-year contractual term of the New Revolver. The Borrowers are also required to pay a quarterly commitment fee ranging from 0.30% to 0.45% (based on the Consolidated Leverage Ratio) on the daily unused portions of the New Revolver (outstanding amounts under letters of credit are considered utilization for this purpose; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 2.75% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the New Credit Agreement. See Part II, Item 5, “Other Information” below.

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

Other Events and Circumstances Pertaining to Liquidity

A discussion of, among other things: (i) the restatement of specified previously-issued financial statements, including the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) an arbitration demand initiated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, the impact of such restatement on such matters, and the position of the Company with respect thereto; (iii) the “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith, and an informal SEC investigation and a document request from the United States Attorney’s Office for the District of New Jersey with respect to such matters; (iv) the Customs Review, charges recorded in connection therewith, and the Customs Investigation (each as defined and described in detail in Note 9 to the Notes to Unaudited Consolidated Financial Statements); (v) a putative class action filed against KID and certain of its officers and directors in March of 2011, the subsequent dismissal of such proceeding without prejudice, and the filing of a second amended complaint with respect thereto on May 7, 2012; (vi) a putative derivative shareholder litigation instituted in May of 2011, the dismissal of such proceeding without prejudice, and a subsequent motion to compel the inspection of documents filed by the plaintiff in such action in April of 2012; (vii) the complete settlement of contingent liabilities associated with a lease assigned to the purchaser of the Company’s former gift business; and (viii) a complaint filed against Kids Line with respect to specified wages and hours allegations, can be found in the section captioned “Recent Developments” above, Item 3 “Legal Proceedings”, or Notes 9, 11 and 12 of the Notes to Unaudited Consolidated Financial Statements.

In addition to the matters referred to above, we are from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to any such actions that are currently pending will not, individually or in the aggregate, materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows. In addition, KID may remain obligated with respect to certain contracts and other obligations of its former gift business that were not novated in connection with their transfer. To date, no payments have been made by KID in connection with such contracts (other than $1.4 million paid by the Company in the quarter ended March 31, 2012 to the landlord in complete settlement of a contingent obligation with respect to a lease assumed by the buyer of the Company’s former gift business), nor is KID aware of any remaining potential obligations, but there can be no assurance that payments will not be required of KID in the future with respect thereto.

We commenced the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring aggregate costs of approximately $4.3 million, of which $1.9 million has been incurred as of March 31, 2012. We anticipate the balance of the costs to be incurred as follows: $1.4 million in 2012 and $1.0 million in 2013. Such costs have been financed to date with borrowings under our credit facility, and are intended to be so financed in the future. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

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

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of March 31, 2012 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Operating Lease Obligations	$8,606	$2,355	$2,409	$979	$1,013	$938	$912
Purchase Obligations (1)	41,546	41,546	—	—	—	—	—
Long Term Debt Obligation – New Revolver (3)	48,330	—	—	—	—	48,330	—
Royalty Obligations	9,238	5,039	2,824	1,354	21	—	—

Total Contractual Obligations (2)(3)(4)	$107,720	$48,940	$5,233	$2,333	$1,034	$49,268	$912

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.
(2)	Does not include contingent obligations under off-balance sheet arrangements, if any, or otherwise, as the amount, if any, or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below, “Other Events and Circumstances Pertaining to Liquidity” above and Note 9 to the Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s Off Balance Sheet Arrangements and contingent liabilities. The liability recorded as of December 31, 2010 of $11.7 million in connection with the potential LaJobi earnout is included in accrued expense (and is not included in the table above), as the amount, if any, or the timing of any potential settlement is not reasonably estimable.
(3)	The amount in the table represents amounts outstanding under the New Revolver as of March 31, 2012. Amounts outstanding under the New Revolver are due and payable on August 8, 2016. Excludes obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events. Required interest under the New Revolver is based on the outstanding debt and the applicable interest spread and cannot be calculated. The 2012 interest payments for the New Revolver using an assumed 3.0% interest rate and the outstanding balance at March 31, 2012 would be $1.1 million. Such amounts are estimates only and actual interest payments could differ materially. See “Debt Financings” for a description of the New Credit Agreement, executed as of August 8, 2011, including amount and dates of repayment and interest obligations and provisions that create, increase and/or accelerate obligations thereunder.
(4)	Of the total income tax payable for uncertain tax positions of $739,000, we have classified $665,000 as a current liability as of March 31, 2012, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements

As of March 31, 2012, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2011 10-K.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2011 10-K.

See Note 2 of Notes to Consolidated Financial Statements of the 2011 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. Also see Note 2 of Notes to Unaudited Consolidated Financial Statements herein.

Recently Issued Accounting Standards

See Note 10 of the Notes to Unaudited Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “project”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will” or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Part I, Item 1A, Risk Factors, of the 2011 10-K. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, there have been no material changes in the Company’s market risks as described in Item 7A of our 2011 10-K.

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

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2012. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On May 7, 2012, the lead plaintiff filed a second amended complaint that named the Company, Bruce G. Crain, Guy A. Paglinco, and Raphael Benaroya as defendants. The second amended complaint repeats the same claims for relief and many of the allegations of the previous complaints in the action, but contains new allegations that, among other things, the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding custom law violations and safety violations regarding certain of its products. The relief demanded and the class period are the same as in the first amended complaint.

The Company intends to continue to defend the Putative Class Action vigorously, and has notified its insurance carriers of the existence of the action; however, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

Putative Shareholder Derivative Action

On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System (“Roseville”) in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s then CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board, and John Schaefer, a former member of KID’s Board (collectively, the “Defendants”). In addition, KID was named as a nominal defendant.

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

On November 23, 2011, Roseville sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. The demand requested to inspect documents relating to LaJobi’s compliance with U.S. customs laws to determine whether Roseville will amend its complaint in the Putative Derivative Action. On March 1, 2012, the Company indicated in a letter that it had provided all the documents to which Roseville is entitled under New Jersey law. On April 28, 2012, Roseville filed a motion to compel inspection of documents beyond those previously provided by the Company. The Company’s opposition to the motion is due on May 14, 2012. Roseville’s time to amend its complaint has been extended by the Court until the issues raised in the motion are resolved.

The Company notified its insurance carriers of the Putative Derivative Action. While the Company incurred costs in connection with the defense of this lawsuit, and may incur additional costs (which costs were or will be expensed as incurred), the lawsuit did not seek monetary damages against the Company, and no amounts have been accrued in connection therewith.

TRC Landlord Litigation

In connection with the sale by KID of its former gift business in December 2008 to TRC, KID and Russ Berrie U.S. Gift, Inc. (“U.S. Gift”), KIDS’s subsidiary at the time (and currently a subsidiary of TRC), sent a notice of termination with respect to the lease (the “TRC Lease”), originally entered into by KID (and subsequently assigned to U.S. Gift) of a facility in South Brunswick, New Jersey. Although the TRC Lease became the obligation of TRC (through is ownership of U.S. Gift), KID remained potentially obligated for rental and other specified payments due thereunder (to the extent they were owed but not paid by U.S. Gift). On July 18, 2011, the landlord under the TRC Lease (the “TRC Landlord”) filed a complaint in the Superior Court of New Jersey Law Division: Middlesex County, alleging that KID had breached the TRC Lease and a related assignment by failing to pay rent and other charges due and owing to the TRC Landlord by U.S. Gift pursuant to the TRC Lease, in an aggregate amount of approximately $12 million as of June 11, 2011 (the “Complaint”). KID had previously accrued $1.1 million for potential liabilities for rental and related charges owed by U.S. Gift under the TRC Lease, and stated that it could not assess it potential liability for other amounts allegedly owed thereunder.

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

Also see Note 9 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s litigation, commitments and contingencies.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2011 10-K.

ITEM 5.	OTHER INFORMATION

On May 4, 2012, the Loan Parties, the Administrative Agent and the Required Lenders under the New Credit Agreement executed a letter agreement (the “Letter Agreement”) pursuant to which the Required Lenders and the Loan Parties agreed that up to an aggregate of $1.0 million in severance expense may be treated by the Company as excluded “non-recurring losses” in its determination of consolidated net income. If severance expense at any time exceeds this limitation (any such excess, “Excess Severance”): (i) to the extent deducted from the determination of consolidated net income, the accrual of such Excess Severance expense may be added back to consolidated net income for purposes of calculating Covenant EBITDA during the period when accrued; and (ii) the amount of any Excess Severance payments (regardless of when accrued) will be deducted from Covenant EBITDA during the period when paid.

Pursuant to the Letter Agreement, the Company also agreed to retain a financial consultant to review the issues pertaining to the Company’s customs duties and the LaJobi Earnout Consideration, to review and deliver an opinion regarding the Company’s financial forecasts, and any other mutually-agreed matters. Such consultant must provide periodic reports to the Administrative Agent and the Lenders, and a written report on or before July 31, 2012. Fees and expenses related to such consultant may be treated as excluded “non-recurring losses” for purposes of determining consolidated net income. In addition, the Loan Parties agreed that prior to January 1, 2013, Total Revolving Outstanding (as defined in the New Credit Agreement) shall not exceed $70.0 million without the prior written consent of the Required Lenders (such limitation does not constitute a reduction of the commitments under the New Credit Agreement).

In addition, pursuant to the terms of the New Credit Agreement, the unutilized portion of the New Revolver may be permanently reduced or terminated by the Borrowers at any time and from time to time without premium or penalty. In accordance therewith, in order to reduce the required quarterly commitment fee under the New Credit Agreement on the daily unused portions of the New Revolver, which ranges from 0.30% to 0.45% (based on the Company’s Consolidated Leverage Ratio), the Borrowers reduced the New Revolver to a maximum of $100 million by notice to the Administrative Agent effective as of May 11, 2012.

The terms of the New Credit Agreement are discussed in detail under the caption “Debt Financings” of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 4 of the Notes to Unaudited Consolidated Financial Statements.

ITEM 6.	EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q:

10.41	Letter Agreement between the Company and Guy Paglinco, dated as of April 26, 2012*

10.42	Letter Agreement between the Company and Marc Goldfarb, dated as of April 26, 2012*

10.43	Letter Agreement, dated May 4, 2012, among Kid Brands, Inc., Kids Line LLC, Sassy, Inc., I & J HoldCo, Inc., LaJobi, Inc. and CoCaLo, Inc., as Borrowers; Bank of America, N.A., as Administrative Agent and as a Lender, Swing Line Lender and L/C Issuer; and the other Lenders party thereto

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive office required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

*	Represent management contracts or compensatory plans or arrangements

1	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2012 and 2011, (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the three-month period ended March 31, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements.
2	As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Items 2, 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC.
(Registrant)

Date: May 10, 2012	By	/s/ Guy A. Paglinco
Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.41	Letter Agreement between the Company and Guy Paglinco, dated as of April 26, 2012*

10.42	Letter Agreement between the Company and Marc Goldfarb, dated as of April 26, 2012*

10.43	Letter Agreement, dated May 4, 2012, among Kid Brands, Inc., Kids Line LLC, Sassy, Inc., I & J HoldCo, Inc., LaJobi, Inc. and CoCaLo, Inc., as Borrowers; Bank of America, N.A., as Administrative Agent and as a Lender, Swing Line Lender and L/C Issuer; and the other Lenders party thereto

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document[1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

*	Represent management contracts or compensatory plans or arrangements
[1]

Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2012 and 2011, (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the three-month period ended March 31, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.