Form 10-Q
period 2012-06-30
KID BRANDS, INC
filed 2012-08-13
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 10, 2012 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,835,349

KID BRANDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,068	$2,456
Accounts receivable- trade, less allowances of $5,418 in 2012 and $6,784 in 2011	34,658	39,313
Inventories, net	45,657	42,688
Prepaid expenses and other current assets	2,744	3,728
Income tax receivable	2,542	2,149
Deferred income taxes, net	4,989	5,458

Total current assets	91,658	95,792
Property, plant and equipment, net	5,152	5,008
Intangible assets	44,644	45,453
Note receivable, net allowance of $14,955 in 2012 and 2011	—	—
Deferred income taxes, net	45,193	43,670
Other assets	1,864	2,923

Total assets	$188,511	$192,846

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,600	$—
Short-term debt	24,715	—
Accounts payable	18,803	19,136
Accrued expenses	30,293	32,318
Income taxes payable	684	705

Total current liabilities	79,095	52,159
Income taxes payable non-current	75	74
Deferred income taxes	359	360
Long-term debt	18,400	49,490
Other long-term liabilities	657	949

Total liabilities	98,586	103,032

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at June 30, 2012 and December 31, 2011	2,674	2,674
Additional paid-in capital	88,373	89,027
Retained earnings	94,119	94,713
Accumulated other comprehensive income	524	550
Treasury stock, at cost 4,900,131 and 4,971,025 shares at June 30, 2012 and December 31, 2011, respectively	(95,765)	(97,150)

Total shareholders’ equity	89,925	89,814

Total liabilities and shareholders’ equity	$188,511	$192,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(Restated See Note 12)	2012	2011(Restated See Note 12)
Net sales	$55,470	$60,292	$110,698	$120,128
Cost of sales	42,355	43,950	83,797	87,692

Gross profit	13,115	16,342	26,901	32,436
Selling, general and administrative expenses	12,242	14,751	26,683	30,085
TRC valuation reserve	—	(2,000)	—	(2,000)

Income from operations	873	3,591	218	4,351

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,521)	(1,064)	(2,301)	(2,220)
Interest and investment income	3	4	7	7
Other, net	(116)	54	41	96

	(1,634)	(1,006)	(2,253)	(2,117)

(Loss) income before income tax (benefit) provision	(761)	2,585	(2,035)	2,234
Income tax (benefit) provision	(970)	5,298	(1,441)	5,272

Net income (loss)	$209	$(2,713)	$(594)	$(3,038)

Net income (loss) per share:
Basic	$0.01	$(0.13)	$(0.03)	$(0.14)

Diluted	$0.01	$(0.13)	$(0.03)	$(0.14)

Weighted average shares:
Basic	21,827,000	21,650,000	21,821,000	21,642,000

Diluted	21,838,000	21,650,000	21,821,000	21,642,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (Restated See Note 12)	2012	2011 (Restated See Note 12)
Net income (loss)	$209	$(2,713)	$(594)	$(3,038)
Other comprehensive loss:
Unrealized gain on derivative	—	15	—	31
Foreign currency translation adjustments	(6)	(26)	(26)	(63)

Comprehensive income (loss)	$203	$(2,724)	$(620)	$(3,070)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011(Restated- See Note 12)
Cash flows from operating activities:
Net loss	$(594)	$(3,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,346	1,995
Amortization and write off of deferred financing costs	965	437
Provision for customer allowances	11,349	14,250
Provision for inventory reserve	1,300	1,290
Share-based compensation expense	585	930
TRC valuation reserve	—	(2,000)
Deferred income taxes	(1,055)	3,962
Change in assets and liabilities:
Accounts receivable	(6,682)	(3,511)
Income tax receivable	(393)	(784)
Inventories	(4,239)	(5,912)
Prepaid expenses and other current assets	986	398
Other assets	93	495
Accounts payable	(345)	(4,709)
Accrued expenses	(2,321)	2,539
Income taxes payable	(21)	1,461

Net cash provided by operating activities	974	7,803

Cash flows from investing activities:
Capital expenditures	(681)	(560)

Net cash used in investing activities	(681)	(560)

Cash flows from financing activities:
Proceeds from issuance of common stock	146	243
Excess tax benefit from stock-based compensation	—	(24)
Repayment of long-term debt	(1,775)	(7,026)
Net borrowing (payment) of old revolving credit facility	—	320

Net cash used in financing activities	(1,629)	(6,487)

Effect of exchange rate changes on cash and cash equivalents	(52)	(119)

Net (decrease) increase in cash and cash equivalents	(1,388)	637
Cash and cash equivalents at beginning of period	2,456	1,075

Cash and cash equivalents at end of period	$1,068	$1,712

Cash paid during the period for:
Interest	$1,319	$1,492
Income taxes	$294	$603

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “2011 10-K”).

Restatement

The Company has restated herein its unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2011, as included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. See Note 12.

Certain prior year amounts have been reclassified to conform to the 2012 presentation.

The Company evaluates all subsequent events prior to filing.

NOTE 2 - SHAREHOLDERS’ EQUITY

Share-Based Compensation

As of June 30, 2012, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008, and the 2009 ESPP was suspended for the 2012 and 2013 plan years. In addition, the Company may issue equity awards outside of the Plans (however, no such awards were outstanding as of June 30, 2012). The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence also applies to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At June 30, 2012, 980,914 shares were available for issuance under the EI Plan.

The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At June 30, 2012, 6,663 shares were available for issuance under the 2009 ESPP. As noted above, the 2009 ESPP has been suspended for the 2012 and 2013 plan years.

Impact on Net Income (Loss)

The components of share-based compensation expense follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock option expense	$66	$137	$132	$253
Restricted stock expense	8	89	17	168
Restricted stock unit expense	58	48	110	107
SAR expense	168	156	326	334
ESPP expense	—	34	—	68

Total share-based payment expense	$300	$464	$585	$930

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three and six months ended June 30, 2012 or 2011. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton option pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are included below for SARs only, as there were no stock options issued during the three or six months ended June 30, 2012 or 2011. Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.

Stock Options

Stock options are rights to purchase KID’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Nonqualified Stock Options (stock options which are not Incentive Stock Options). There were no stock options issued during the three and six months ended June 30, 2012 or 2011.

As of June 30, 2012, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.3 million, and is expected to be recognized over a weighted-average period of 1.4 years.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity regarding outstanding stock options for the six months ended June 30, 2012 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2011	446,975	$12.55
Options Granted	—	—
Options Forfeited/Cancelled*	(31,400)	$14.40

Options Outstanding as of June 30, 2012	415,575	$12.41

Option price range at June 30, 2012	$6.63-$34.05

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding stock options was $0 at June 30, 2012 and December 31, 2011. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. No stock options were exercised during the three and six months ended June 30, 2012 or 2011, respectively. No stock options vested during the three and six months ended June 30, 2012.

A summary of the Company’s unvested stock options at June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

	Options	Weighted Average Grant Date Fair Value
Unvested stock options
Unvested at December 31, 2011	107,200	$4.63
Granted	—	$—
Vested	—	$—
Forfeited/cancelled*	(2,280)	$6.58

Unvested stock options at June 30, 2012	104,920	$4.59

*	See disclosure below regarding forfeitures.

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

During the three and six months ended June 30, 2012 and 2011, respectively, there were no shares of restricted stock issued under the EI Plan or otherwise. At June 30, 2012 and December 31, 2011, there were 2,380 and 2,720 shares of unvested restricted stock outstanding, respectively. These restricted stock grants have vesting periods of five years, with fair values (per share) at date of grant ranging from $14.90 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock on the date of grant.

A summary of the Company’s unvested restricted stock at June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested Restricted Stock
Unvested at December 31, 2011	2,720	$16.43
Granted	—	$—
Vested	—	$—
Forfeited/cancelled*	(340)	$16.77

Unvested restricted stock at June 30, 2012	2,380	$16.38

*	See disclosure below regarding forfeitures.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2012, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $19,000, and is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Units

A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the consolidated balance sheets. There were 0 and 102,250 RSUs issued to employees of the Company during the three and six months ended June 30, 2012, respectively. There were 10,000 and 20,000 RSUs issued to employees of the Company during the three and six months ended June 30, 2011, respectively.

The fair value of each RSU grant is estimated on the grant date. The fair value is set using the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.

A summary of the Company’s unvested RSUs at June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2011	148,560	$5.47
Granted	102,250	$3.02
Vested	(16,950)	$5.10
Forfeited/cancelled*	(8,280)	$5.63

Unvested at June 30, 2012	225,580	$4.38

*	See disclosure below regarding forfeitures.

As of June 30, 2012, there was approximately $0.9 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Stock Appreciation Rights

A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. There were 0 and 306,750 SARs granted during the three and six months ended June 30, 2012, respectively. There were 35,000 and 85,000 SARs granted during the three and six months ended June 30, 2011, respectively. SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets. There were no SARs exercised in the three and six months ended June 30, 2012. There were 0 and 1,180 SARs exercised during the three and six months ended June 30, 2011, all of which were settled in cash.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used to estimate the weighted average fair value of the SARs granted during the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.90%	1.39%
Volatility	85.0%	95.7%
Expected term (years)	5.0	3.8
Weighted-average fair value of SARs granted	$2.02	$4.75

Activity regarding outstanding SARs for the six months ended June 30, 2012 is as follows:

	All SARs Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2011	787,690	$5.63
SARs Granted	306,750	$3.02
SARs Exercised	—	—
SARs Forfeited/Cancelled*	(42,600)	$5.96

SARs Outstanding as of June 30, 2012	1,051,840	$4.86

SAR price range at June 30, 2012	$1.53-$8.50

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding SARs at June 30, 2012 and December 31, 2011 was $23,500 and $81,500, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR.

A summary of the Company’s unvested SARs at June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value Per Share
Unvested at December 31, 2011	583,740	$3.64
Granted	306,750	$2.02
Vested	(60,050)	$2.98
Forfeited*	(28,680)	$3.45

Unvested at June 30, 2012	801,760	$3.08

*	See disclosure below regarding forfeitures.

As of June 30, 2012, there was approximately $2.0 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.3 years.

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

Restricted Stock/RSU Forfeitures

All of the forfeited Restricted Stock and RSUs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested Restricted Stock and RSUs. Pursuant to the award agreements governing the outstanding Restricted Stock and RSUs, upon a grantee’s termination of employment, such grantee’s outstanding unvested Restricted Stock and RSUs are typically forfeited, except in the event of disability or death, in which case all restrictions lapse.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

Under the 2009 ESPP (until its suspension for the 2012 and 2013 plan years), eligible employees were provided the opportunity to purchase KID’s Common Stock at a discount. Pursuant to the 2009 ESPP, options were granted to participants as of the first trading day of each plan year, which is the calendar year, and were exercised as of the last trading day of each plan year, to purchase from KID the number of shares of Common Stock that could have been purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year (through 2011), an eligible employee could elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee had the right to purchase Common Stock under the 2009 ESPP that had a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price was the lesser of 85% of the closing market price of KID’s Common Stock on either the first trading day or the last trading day of the plan year. If an employee did not elect to exercise his or her option, the total amount credited to his or her account during that plan year was returned to such employee without interest, and his or her option expired. At June 30, 2012, 6,663 shares were available for issuance under the 2009 ESPP. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013.

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

NOTE 3 - WEIGHTED AVERAGE COMMON SHARES

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per share is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding-Basic	21,827	21,650	21,821	21,642
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	11	—	—	—

Weighted average common shares outstanding assuming dilution	21,838	21,650	21,821	21,642

The computation of diluted net income per common share for the three months ended June 30, 2012 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.4 million shares of common stock, because their inclusion would have been anti-dilutive as their exercise price exceeded the average market price of the common stock during the period. The computation of diluted net loss per common share for the six months ended June 30, 2012 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.4 million shares of common stock, because their inclusion would have been anti-dilutive due to the net loss incurred during such period. The computation of diluted net loss per common share for the three and six months ended June 30, 2011 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.7 million and 1.8 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the net loss incurred during such periods.

NOTE 4 - DEBT

As of June 30, 2012, the Company was not in compliance with the consolidated leverage ratio covenant (the “Covenant Default”) under its then-existing credit agreement (the “2011 Credit Agreement”). As a result, such credit agreement was amended, via a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement, as of August 13, 2012 (the “2012 Credit Agreement”), among other things, to waive such Covenant Default, to amend the financial covenants applicable to the Company for future periods, and in consideration therefor, to amend the terms of the facility. See Note 13 — Subsequent Events, for a detailed description of the terms of the 2012 Credit Agreement.

Prior to the covenant non-compliance and the execution of the 2012 Credit Agreement, and as permitted by applicable accounting standards, all of the Company’s indebtedness for borrowed money was classified as long-term debt. In connection with the execution of the 2012 Credit Agreement, however, the Company’s revolver was required to be reclassified as short-term debt. In addition, because part of the Company’s previously-outstanding revolver was converted into a term loan (see Note 13), the current portion of such term loan was required to be classified as short-term debt as well. In accordance with applicable accounting standards, this reclassification was deemed to have occurred as of June 30, 2012. As a result, consolidated long-term debt at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Term Loan under 2012 Credit Agreement	$23,000	n/a
Less current portion	$4,600	n/a

Long-term debt*	$18,400	$49,490

*	As of June 30, 2012, consists of the term loan (other than the current portion thereof) under the 2012 Credit Agreement, and as of December 31, 2011, consists of all amounts outstanding under the 2011 Credit Agreement.

At June 30, 2012 and at December 31, 2011, in each case under the 2011 Credit Agreement, an aggregate of $47.7 million and $49.5 million were borrowed under the 2011 Revolver (defined below), respectively.

As of June 30, 2012, under the 2011 Credit Agreement, the applicable interest rate margins for outstanding loans were: 2.75% for Eurodollar rate loans and 1.75% for base rate loans; and the weighted average interest rates for outstanding loans were 2.74% for Eurodollar rate loans and 5.00% for base rate loans. Interest rates and margins applicable to loans under the 2012 Credit Agreement are described in Note 13.

The following discussion is of the 2011 Credit Agreement, in effect until August 13, 2012.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2011 Credit Agreement

KID, specified domestic subsidiaries consisting of Kids Line, Sassy, LaJobi, CoCaLo, and I&J Holdco, Inc. (such entities collectively with KID and such other future created or acquired domestic subsidiaries that are designated as borrowers from time to time, the “Borrowers”), and the subsidiaries of the Borrowers identified as guarantors therein (the “Guarantors”, and together with the Borrowers, the “Loan Parties”), executed a Second Amended and Restated Credit Agreement (the “2011 Credit Agreement”) as of August 8, 2011, with certain financial institutions (the “Lenders”), including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), as Sole Lead Arranger and Book Manager. The obligations of the Borrowers under the 2011 Credit Agreement were joint and several.

The 2011 Credit Agreement provided for an aggregate $175.0 million revolving credit facility, which was reduced, effective as of May 11, 2012, to a maximum aggregate of $100.0 million by notice from the Borrowers to the Administrative Agent (the “2011 Revolver”), with a sub-facility for letters of credit in an amount not to exceed $25.0 million, and a sub-facility for swing-line loans in an amount not to exceed $5.0 million. As a result of the voluntary reduction in the aggregate revolving commitment, the Company recorded a non-cash charge of approximately $0.8 million in the second quarter of 2012 to write off a portion of the remaining unamortized deferred financing costs incurred in August 2011 in connection with the Company’s previous credit agreement.

Subject to conditions to lending set forth in the 2011 Credit Agreement, loans could have been made up to the full amount of the 2011 Revolver (without borrowing base limitations), swing-line loans could have been made up to the full amount of the sublimit for swing-line loans, and letters of credit could have been issued up to the sublimit for letters of credit. KID also had the right (without the consent of any Lender or the Administrative Agent) to increase the amount of the 2011 Revolver by an additional aggregate amount not to exceed $35.0 million, provided, among other things, that (i) no event of default or unmatured event of default shall have occurred and be continuing, and (ii) the Borrowers received commitments for such increase. KID was entitled to offer such increase to existing Lenders or certain third party financial institutions as described in the 2011 Credit Agreement, however, no lender was obligated to increase its commitment.

Until June 30, 2012, all amounts outstanding under the 2011 Credit Agreement were classified as long-term debt.

The aggregate amounts outstanding under the 2011 Credit Agreement (other than letters of credit, which could generally remain outstanding until August 1, 2017) were due and payable on August 8, 2016 (subject to customary early termination provisions).

The 2011 Revolver bore interest, at the Borrowers’ option, at a specified base rate (the higher of (x) the Administrative Agent’s prime rate and (y) the Federal Funds rate plus 0.50%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins. Applicable margins ranged from 1.75% to 2.75% on Eurodollar rate loans and 0.75% to 1.75% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined below) for the most recently ended fiscal quarter. Swing-line loans bore interest at the base rate plus the applicable margin for base rate loans. Interest on base rate loans was payable quarterly, and at maturity. Interest on Eurodollar rate loans was payable at the end of the selected interest period (provided, that if the selected interest period is in excess of three months, interest is payable on the three-month anniversary of the first day of such interest period), and at maturity. During the continuance of any default under the 2011 Credit Agreement, the applicable margin would have increased by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of Lenders holding a majority of the commitments (the “Required Lenders”) and prior written notice to KID). Such default rate of interest was not applied to the Covenant Default.

The Borrowers were permitted to prepay the 2011 Revolver (and swing-line loans) at any time and from time to time without premium or penalty, and without a corresponding commitment reduction (subject to reimbursement of the Lenders’ breakage and redeployment costs in the case of Eurodollar rate loans). The unutilized portion of the 2011 Revolver was permitted to be reduced or terminated by the Borrowers at any time and from time to time without premium or penalty. In accordance therewith, as described above, the Borrowers reduced the 2011 Revolver to an aggregate maximum of $100 million by notice to the Administrative Agent effective as of May 11, 2012.

Under the terms of the 2011 Credit Agreement, the Company was required to comply with the following financial covenants (the “2011 Financial Covenants”): (a) a quarterly minimum Consolidated Fixed Charge Coverage Ratio (defined below) of 1.50:1.00; and (b) a quarterly maximum Consolidated Leverage Ratio (defined below) of 3.25:1.00 (stepping down to 3.00:1.00 for the quarter ending June 30, 2013, provided, that in the event a permitted acquisition was consummated prior to August 8, 2013, such maximum ratio would have remained 3.25:1.00 until the later of June 30, 2013 and the date that was 18 months after such consummation). As described above, the Company was not in compliance with the Consolidated Leverage Ratio as of June 30, 2012; however, this covenant default was waived in connection with the execution of the 2012 Credit Agreement described in Note 13.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Consolidated Fixed Charge Coverage Ratio under the 2011 Credit Agreement was the ratio of: (a) Covenant EBITDA (as described below) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. The Consolidated Leverage Ratio under the 2011 Credit Agreement was the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally meant the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit).

Covenant EBITDA, as defined in the 2011 Credit Agreement, was a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the 2011 Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified LaJobi duty amounts and other specified customs duty underpayments, and payment of earnout consideration with respect to the Company’s 2008 acquisition of the LaJobi assets (the “LaJobi Earnout Consideration”), if any, could have been made if other specified prerequisites were met, and the determination of the amount of specified fees. Covenant EBITDA for purposes of the 2011 Credit Agreement was defined generally as the net income of KID and its consolidated subsidiaries (excluding extraordinary after-tax or non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after-tax gains and losses from discontinued operations), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); if expensed, reasonable costs incurred in connection with the execution of the 2011 Credit Agreement and Loan Documents thereunder; and non-cash transaction losses (gains) due solely to fluctuations in currency values. Covenant EBITDA was further adjusted (up to an aggregate maximum of $14.855 million for all periods, less any LaJobi Earnout Consideration paid, if any, other than in accordance with the 2011 Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts (“Duty Amounts”) owed by LaJobi to U.S. Customs and Border Protection (“U.S. Customs”) to the extent they related to the nonpayment or incorrect payment by LaJobi of import duties to U.S. Customs on certain wooden furniture imported by LaJobi from vendors in China resulting in a violation prior to March 30, 2011 of anti-dumping regulations, the related misconduct on the part of certain LaJobi employees, and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 relating thereto (“Duty Events”); (ii) fees and expenses incurred in connection with the internal and U.S. Customs’ investigation of the Duty Amounts and Duty Events (the “Investigations”); and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the 2011 Credit Agreement.

On May 4, 2012, the Loan Parties, the Administrative Agent and the Required Lenders under the 2011 Credit Agreement executed a letter agreement (the “Letter Agreement”) pursuant to which the Required Lenders and the Loan Parties agreed that up to an aggregate of $1.0 million in severance expense may be treated by the Company as excluded “non-recurring losses” in its determination of consolidated net income. If severance expense at any time exceeded this limitation (any such excess, “Excess Severance”): (i) to the extent deducted from the determination of consolidated net income, the accrual of such Excess Severance expense could be added back to consolidated net income for purposes of calculating Covenant EBITDA during the period when accrued; and (ii) the amount of any Excess Severance payments (regardless of when accrued) would be deducted from Covenant EBITDA during the period when paid.

Pursuant to the Letter Agreement, the Company also agreed to retain a financial consultant to review the issues pertaining to the Company’s customs duties and the LaJobi Earnout Consideration, to review and deliver an opinion regarding the Company’s financial forecasts, and any other mutually-agreed matters. Such consultant must provide periodic reports to the Administrative Agent and the Lenders, including a written report on or before July 31, 2012 (which report has been delivered). Fees and expenses related to such consultant were permitted to be treated as excluded “non-recurring losses” for purposes of determining consolidated net income. In addition, the Loan Parties agreed that prior to January 1, 2013, Total Revolving Outstandings (as defined in the 2011 Credit Agreement) would not be permitted to exceed $70.0 million without the prior written consent of the Required Lenders (such limitation did not constitute a reduction of the commitments under the 2011 Credit Agreement).

The 2011 Credit Agreement contained customary representations and warranties, as well as various affirmative and negative covenants in addition to the 2011 Financial Covenants, including, without limitation, financial reporting (including annual delivery of projections) requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries other than RB Trademark Holdco, LLC, which owns certain intellectual property previously licensed to the buyer of the Company’s former gift business (the “Licensor”)) were prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts and other specified Kids Line and CoCaLo customs duty underpayments, or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below. The activities of the Licensor were also limited.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts or other specified Kids Line or CoCaLo customs duty underpayments: (i) the Consolidated Fixed Charge Coverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, was required to be at least 1:50:1.0; or (ii) the Consolidated Leverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, was required to be equal to or less than 3.25:1:0.

With respect to the payment by KID of dividends, among other things, so long as no event of default or unmatured event of default then exists or would result therefrom, and no violation of the 2011 Financial Covenants then exists or would result therefrom, KID would have been permitted to pay a regular quarterly dividend, provided, however, that prior to such time that the “focused assessment” of U.S. Customs has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Duty Conclusion Date”), such payments, when aggregated with permitted repurchases of KID’s equity securities as described below, were limited to an aggregate amount not to exceed $5.0 million.

With respect to the repurchase by KID of its equity securities, among other things, so long as no event of default or unmatured event of default then existed or would result therefrom, no violation of the 2011 Financial Covenants then existed or would, on a pro forma basis, result therefrom, and the Consolidated Leverage Ratio, on a pro forma basis, was at least 0.25x less than the maximum then permitted, KID would have been permitted to repurchase or redeem its equity securities, provided, however, that prior to the Duty Conclusion Date, such payments, when aggregated with permitted quarterly dividends as described above, was limited to an aggregate amount not to exceed $5.0 million.

With respect to acquisitions, specified non-hostile acquisitions were permitted (without a ceiling on the purchase price therefor), provided that, among other things, immediately before and after giving effect to such acquisition, no event of default or unmatured event of default would exist, the Loan Parties were in pro forma compliance with the 2011 Financial Covenants, the pro forma Consolidated Leverage Ratio was at least 0.25x less than the maximum level then permitted, and minimum availability under the 2011 Revolver was at least $15.0 million.

The 2011 Credit Agreement contained customary events of default (including any failure to remain in compliance with the 2011 Financial Covenants), as well as specified defaults with respect to the LaJobi Earnout Consideration. If an event of default occurred and was continuing (in addition to default interest as described above, and other remedies available to the Lenders), with the consent of the Required Lenders, the Administrative Agent was entitled to, and at the request of such Lenders, the Administrative Agent was required to, declare commitments under the 2011 Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, and/or demand cash collateralization of letters of credit (provided that upon events of bankruptcy, the commitments would be immediately due and payable, and the Borrowers would be required to cash collateralize letters of credit). In addition, an event of default under the 2011 Credit Agreement could result in a cross-default under certain license agreements that we maintain. No such actions were taken as a result of the Covenant Default.

In order to secure the obligations of the Loan Parties under the 2011 Credit Agreement, each Loan Party had pledged 100% of the equity interests of its domestic subsidiaries, including a pledge of the capital stock of each Borrower (other than KID) and the Licensor, and 65% of the equity interests of specified foreign subsidiaries, to the Administrative Agent, and had granted security interests to the Administrative Agent in substantially all of its personal property (other than the assets of the Licensor), all pursuant to the terms of a Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011 (the “2011 Security Agreement”), which amended and restated the Amended and Restated Guaranty and Collateral Agreement dated as of April 2, 2008, as amended, among the Borrowers in favor of the Administrative Agent. As additional security for Sassy, Inc.’s obligations under the 2011 Credit Agreement, Sassy, Inc. had continued its grant of a mortgage for the benefit of the Administrative Agent and the continuing Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

The Borrowers paid an arrangement fee to ML in an aggregate amount of approximately $656,000 and an up-front fee to the Lenders in an aggregate amount of approximately $665,000 in connection with the execution of the 2011 Credit Agreement and related documentation. The Company recorded these costs and related professional fees totaling in the aggregate approximately $1.7 million as deferred charges.

The Borrowers were also required to pay a quarterly commitment fee ranging from 0.30% to 0.45% (based on the Consolidated Leverage Ratio) on the daily unused portions of the 2011 Revolver (outstanding amounts under letters of credit were considered utilization for this purpose; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 2.75% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the 2011 Credit Agreement.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financing costs associated with the 2011 Credit Agreement, including the arrangement fee and up-front fee described above, were deferred and intended to be amortized over the contractual term of the 2011 Credit Agreement. As a result of the execution of the 2012 Credit Agreement, described in Note 13, however, the Company expects to incur a non-cash charge of approximately $0.8 million in the third quarter of 2012 to write off a portion of the remaining unamortized deferred financing costs incurred in connection with the 2011 Credit Agreement.

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

There were no material changes to the Company’s valuation techniques during the six months ended June 30, 2012 compared to those used in prior periods.

Derivative Instruments

The Company was required by its lenders (until the execution of the 2011 Credit Agreement as of August 8, 2011) to maintain in effect interest rate swap agreements that protected against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of a prior term loan (such swap agreement was not terminated at the time of the execution of the 2011 Credit Agreement even though it was no longer required thereunder, but expired by its terms on December 21, 2011). The Company’s objective was to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. During the six months ended June 30, 2011, the Company applied hedge accounting treatment to such interest rate swap agreement based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Following the execution of the 2011 Credit Agreement, as the requirement to maintain hedge agreements was no longer in effect, the Company discontinued hedge accounting for the interest rate swap agreement and from such date until its expiration accounted for such agreement as a non-qualifying derivative instrument. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash Flow Hedges

To comply with a requirement in a prior credit agreement to offset variability in cash flows related to the interest rate payments on a prior term loan, the Company used an interest rate swap designated as a cash flow hedge. The interest rate swap converted the variable rate on a portion of such term loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR U.S. dollar three month index rate. The duration of the contract was twelve months, and the contract expired in December 2011.

The Company measured hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognized any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of interest expense. The impact of hedge ineffectiveness on earnings was not significant during the three and six months ended June 30, 2011. During the six months ended June 30 2011, the Company did not discontinue any cash flow hedges.

As of June 30, 2011, accumulated other comprehensive income reflected the difference between the overall change in fair value of the interest rate swap since inception of the hedge and the amount of ineffectiveness reclassified into earnings. For the three and six months ended June 30, 2011, unrealized gains of $15,000 and $31,000, respectively for the Company’s former interest rate swap agreement were recorded as a component of comprehensive loss. The Company had no derivatives as of June 30, 2012.

NOTE 6 – INTANGIBLE ASSETS

As of June 30, 2012 and December 31, 2011, the components of intangible assets consist of the following (in thousands):

	Weighted Average	June 30,	December 31,
	Amortization Period	2012	2011
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	6,791	7,000
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	8,700	8,700
LaJobi customer relationships	20 years	10,001	10,319
LaJobi royalty agreements	5 years	621	840
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	2,000	2,063
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$44,644	$45,453

Aggregate amortization expense was approximately $404,000 and $809,000 for the three and six months ended June 30, 2012, respectively. Aggregate amortization expense was approximately $689,000 and $1,378,000 for the three and six months ended June 30, 2011, respectively.

Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2011. In connection therewith, as has been previously disclosed, the Company recorded an impairment in the fourth quarter of 2011 in the amount of $9.9 million with respect to the LaJobi trade name and $19.0 million with respect to the Kids Line customer relationships. In accordance with applicable accounting standards, there were no triggering events warranting interim testing of intangible assets in the first or second quarter of 2012, and no impairments of intangible assets (either definite-lived or indefinite-lived) were recorded during either such period. Details with respect to the testing for impairment of the Company’s intangible assets, the conclusions of such testing, and impairments to intangible assets recorded in the quarter and year ended December 31, 2011 (including a complete impairment as of such date of the $11.7 million in goodwill required to be recorded for the year ended December 31, 2010) can be found in the 2011 10-K, in Note 4 to the Notes to Consolidated Financial Statements therein.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK

The following tables present net sales and total assets of the Company by geographic area (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Net sales
Net domestic sales	$53,204	$58,278	$106,151	$115,266
Net foreign sales (Australia and United Kingdom)*	2,266	2,014	4,547	4,862

Total net sales	$55,470	$60,292	$110,698	$120,128

*	Excludes export sales from the United States.

	June 30,	December 31,
	2012	2011
Assets
Domestic assets	$183,615	$186,424
Foreign assets (Australia and United Kingdom)	4,896	6,422

Total assets	$188,511	$192,846

The Company currently categorizes its sales in five product categories: Hard Good Basics, Soft Good Basics, Toys and Entertainment, Accessories and Décor and Other. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Soft Good Basics includes bedding, blankets and mattresses. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Hard Good Basics	41.0%	34.2%	38.7%	34.8%
Soft Good Basics	35.5%	41.1%	37.1%	38.9%
Toys and Entertainment	16.2%	12.1%	15.4%	13.8%
Accessories and Décor	6.6%	11.3%	7.8%	11.0%
Other	0.7%	1.3%	1.0%	1.5%

Total	100.0%	100.0%	100.0%	100.0%

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Toys “R” Us, Inc. and Babies “R” Us, Inc.	33.7%	39.4%	33.0%	39.7%
Walmart	18.0%	11.7%	17.4%	12.8%
Target	9.3%	8.2%	8.5%	8.9%

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

During the six months ended June 30, 2012 and June 30, 2011, approximately 76% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 23% of such purchases for the six months ended June 30, 2012 and approximately 19% for the six months ended June 30, 2011. The five largest suppliers accounted for approximately 47% of the Company’s purchases in the aggregate for the six months ended June 30, 2012 and 45% for the six months ended June 30, 2011.

NOTE 8 – INCOME TAXES

The Company uses the asset and liability approach for financial accounting and reporting of income taxes. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the Company’s ability to realize its deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences and loss and credit carry forwards.

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as capital losses, and net operating loss carryforwards (“NOLs”). At June 30, 2012, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $748,000 including approximately $168,000 of interest and penalties. Activity regarding the liability for unrecognized tax benefits for the six months ended June 30, 2012 is as follows:

(in thousands)
Balance at December 31, 2011	$729
Increase related to prior year tax positions	19

Balance at June 30, 2012	$748

The Internal Revenue Service has completed its audit of the Company’s federal income tax returns for the years 2008 and 2009 and has issued an assessment of approximately $15,000, which assessment was paid in the third quarter of 2012. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $674,000 within twelve months of June 30, 2012 and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

The Company received $1.8 million in federal income tax refunds subsequent to the balance sheet date. The refunds were related to estimated tax payments for the 2011 tax year and carry-back of the 2011 net operating loss to the 2009 and 2010 tax years.

The income tax benefit for the three months ended June 30, 2012 was $970,000 on loss before income tax benefit of $761,000. The difference between the effective tax rate of 127.5 % for the three months ended June 30, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increase the Company’s foreign tax credit carry forward and valuation allowance ($1.2 million); and (ii) the true-up of prior year federal and state tax estimates ($82,000); offset by: (i) foreign adjustments related to foreign rate differences and withholding taxes ($229,000); (ii) losses incurred by the Company’s UK subsidiary which do not generate a tax benefit ($143,000); (iii) state tax provisions ($121,000); (iv) the effect of permanent adjustments ($49,000); and (v) an increase in the liability for unrecognized tax benefits ($7,000). The income tax provision for the three months ended June 30, 2011 was $5,298,000 on income before income tax provision of $2,585,000. The difference between the effective tax rate of 205.0% for the three months ended June 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the valuation allowance associated with deferred tax assets for capital loss carry forwards associated with the sale of the Company’s former gift business in light of the bankruptcy filing of the buyer thereof ($3.6 million); (ii) an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey ($584,000); (iii) state tax provisions ($78,000); (iv) foreign adjustments related to foreign rate differences and withholding taxes ($43,000); (v) the effect of a graduated U.S. federal tax rate ($41,000); and (vi) the effect of permanent adjustments ($15,000).

The income tax benefit for the six months ended June 30, 2012 was $1,441,000 on loss before income tax benefit of $2,035,000. The difference between the effective tax rate of 70.8 % for the six months ended June 30, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increase the Company’s foreign tax credit carry forward and valuation allowance ($1.2 million); and (ii) the true-up of prior year

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

federal and state tax estimates ($82,000); offset by: (i) foreign adjustments related to foreign rate differences and withholding taxes ($235,000); (ii) losses incurred by the Company’s UK subsidiary which do not generate a tax benefit ($143,000); (iii) state tax provisions ($68,000); (iv) the effect of permanent adjustments ($60,000); and (v) an increase in the liability for unrecognized tax benefits ($13,000). The income tax provision for the six months ended June 30, 2011 was $5,272,000 on income before income tax provision of $2,234,000. The difference between the effective tax rate of 235.9% for the six months ended June 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the valuation allowance associated with deferred tax assets for capital loss carry forwards associated with the sale of the Company’s former gift business in light of the bankruptcy filing of the buyer thereof ($3.6 million); (ii) an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey ($584,000); (iii) an increase in the liability for unrecognized tax benefits ($122,000) as a result of an increase in the liability for state taxes and additional interest being accrued; (iv) the effect of a graduated U.S. federal tax rate ($68,000); (v) foreign adjustments related to foreign rate differences and withholding taxes ($54,000); (vi) state tax provisions ($23,000); and (vii) the effect of permanent adjustments ($12,000).

NOTE 9 – LITIGATION; COMMITMENTS AND CONTINGENCIES

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

The Company expects to complete a voluntary prior disclosure to U.S. Customs identifying certain underpayments of anti-dumping duty, and remit payment of duty not paid, with interest thereon. Accordingly, the aggregate amount accrued by the Company during the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through June 30, 2012 with respect to anti-dumping duties and related interest that it anticipates will be owed to U.S. Customs by LaJobi is approximately $7.8 million (including approximately $0.7 million in interest). Of the total amount accrued as of June 30, 2012, $39,000 was recorded for anticipated interest expense in the quarter ended June 30, 2012. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the restatement of the Prior Financial Statements (defined and described in Note 12), these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated anti-dumping duty payment requirements (and related interest) as of such date in the quarter and year ended December 31, 2010, the period of discovery (the “Original Accrual”), and recorded additional interest expense on such aggregate amount in subsequent quarterly periods, all as described in Note 12.

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

As has been previously disclosed, the Company received a letter on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, and a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause” violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. On July 18, 2012, Mr. Bivona filed a motion to compel the Company to deposit $11.7 million in escrow, prior to the arbitration hearing, based on the Company’s disclosure regarding Mr. Bivona’s earnout claim (described in the subsequent paragraph), and without taking into consideration any of the Company’s defenses or counterclaims. The Company believes the motion is without merit.

Because the restatement of the Prior Financial Statements resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the agreement governing the purchase of the LaJobi assets, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the restatement of the Prior Financial Statements, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi Earnout Consideration and $1.1 million in respect of the related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we intend to vigorously defend against all of Mr. Bivona’s claims (including his latest motion described above), and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment or escrow by us to Mr. Bivona or the LaJobi seller could result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Note 4 for a description of the Company’s senior secured financing facility in effect until August 13, 2012, and Note 13 for a description of the Company’s senior secured financing facility thereafter, including a discussion of conditions precedent to any LaJobi earnout payment requirements and the impact of any such payment on our required financial covenants.

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

As of June 30, 2012, the Company estimates that it will incur aggregate costs of approximately $2.9 million (including approximately $0.3 million in interest), relating to such customs duty for the years ended 2006 through 2011 and the six months ended June 30, 2012. Of the total amount accrued as of June 30, 2012, $16,000 was recorded for anticipated interest expense in the quarter ended June 30, 2012. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the restatement of the Prior Financial Statements (defined and described in Note 12), these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated customs duty payment requirements (and related interest) as of such date in the three and six months ended June 30, 2011 (the period of discovery), and recorded additional interest expense on such aggregate amount in the subsequent quarterly period, all as described in Note 12.

As the Customs Review is still pending, however, it is possible that the actual amount of duty owed will be higher upon its completion and, in any event, additional interest will continue to accrue until payment is made to U.S. Customs. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of any duty owed, as well as possibly being

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duty owed, and any additional fines, penalties or other measures, the Company cannot currently estimate the amount of loss (or range of loss), if any, in connection therewith. Following the completion of the Customs Review, the Company intends to remit to U.S. Customs the amount of duties owed and any interest and penalties thereon.

In connection with the Customs Review, our Board also authorized an investigation, supervised by the Special Committee and conducted by a second outside counsel specializing in customs matters, to more fully review the customs practices at these operating subsidiaries, including whether there was any misconduct by personnel (the “Customs Investigation”). The Company has also voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation, and continues to work closely with U.S. Customs to address issues relating to incorrect duties.

The Customs Investigation is now substantially complete, and the Special Committee has not discovered evidence that would lead it to conclude that there was intentional misconduct on the part of Company personnel. However, the Company has discontinued the practices that resulted in the charge for customs duties discussed above, and has initiated certain enhancements to its processes and procedures in areas where underpayments were found.

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

On November 10, 2011, KID and individual defendants Bruce G. Crain and Guy A. Paglinco (collectively “Defendants”) moved to dismiss the amended complaint pursuant to Federal Rules of Civil Procedure 9(b) and 12(b)(6) and the Private Securities Litigation Reform Act, 15 U.S.C. § 74u-4. Briefing on Defendants' motions to dismiss was completed on January 15, 2012. On March 7, 2012, the Court issued an opinion and order granting Defendants' motions to dismiss the amended complaint without prejudice. The Court ordered that plaintiff may file another amended complaint with sixty (60) days of the March 7th Order.

On May 7, 2012, the lead plaintiff filed a second amended complaint that named the Company, Bruce G. Crain, Guy A. Paglinco, and Raphael Benaroya as defendants. The second amended complaint repeats the same claims for relief and many of the allegations of the previous complaints in the action, but contains new allegations that, among other things, the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding custom law violations and safety violations regarding certain of its products. The relief demanded and the class period are each the same as in the first amended complaint. All of the defendants filed motions to dismiss the second amended complaint on June 29, 2012. Plaintiff is currently scheduled to file his opposition to such motions on August 22, 2012. Defendants’ replies are scheduled to be filed on September 21, 2012.

The Company intends to continue to defend the Putative Class Action vigorously, and has notified its insurance carriers of the existence of the action; however, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred. As the Company has satisfied the deductible under its applicable insurance policy ($500,000 for the Putative Class Action and the Putative Derivative Action (discussed immediately below) in the aggregate), the Company has begun to receive reimbursement of substantially all of the legal costs being incurred, which receipts are netted against the expense.

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

The Putative Derivative Action alleged, among other things, that the Defendants breached their fiduciary duties to the Company by allegedly failing to oversee and disclose alleged misconduct at KID's LaJobi subsidiary relating to LaJobi's compliance with certain U.S. customs laws. In addition to asserting the breach of fiduciary duty claim, the complaint also asserted claims of gross mismanagement, abuse of control and commission of corporate waste and unjust enrichment. The Putative Derivative Action sought monetary damages against the individual Defendants in an unspecified amount together with interest, in addition to exemplary damages, the costs and disbursements of the lawsuit, including attorneys’ and experts’ fees and costs, and such equitable relief as the court deems just and proper.

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

On November 23, 2011, Roseville sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. The demand requested to inspect documents relating to LaJobi's compliance with U.S. customs laws to determine whether the Roseville will amend its complaint in the Putative Derivative Action. On March 1, 2012, the Company indicated in a letter that it had provided all the documents to which Roseville is entitled under New Jersey law. On April 28, 2012, Roseville filed a motion to compel inspection of documents beyond those previously provided by the Company. The Company’s opposition to the motion was filed on May 14, 2012 and the matter has been fully submitted for decision by the Court. Roseville’s time to amend its complaint has been extended by the Court until the issues raised in the motion are resolved.

The Company notified its insurance carriers of the Putative Derivative Action. While the Company incurred costs in connection with the defense of this lawsuit, and may incur additional costs (which costs were or will be expensed as incurred), the lawsuit did not seek monetary damages against the Company, and no amounts have been accrued in connection therewith. As the Company has satisfied the deductible under its applicable insurance policy, the Company has begun to receive reimbursement of substantially all of the legal costs being incurred, which receipts are netted against the expense.

(d)	SEC Informal Investigation

As noted above, the Company voluntarily disclosed to the SEC the findings of its internal investigation of LaJobi’s customs practices, as well as certain previously - disclosed Asia staffing matters. On June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. Subsequent thereto, the Company voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation or the impact such investigation may have on the Company’s financial condition or results of operations.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(g)	Consumer Product Safety Commission Staff Investigation

By letter dated July 26, 2012, the staff (the “CPSC Staff”) of the U.S. Consumer Product Safety Commission (“CPSC”) informed the Company that it has investigated whether LaJobi timely complied with certain reporting requirements of the Consumer Product Safety Act (the “CPSA”) with respect to various models of drop-side and wooden-slat cribs distributed by LaJobi during the period commencing in 1999 through 2010, which cribs were recalled voluntarily by LaJobi during 2009 and 2010. The letter states that, unless LaJobi is able to resolve the matter with the CPSC Staff, the CPSC Staff intends to recommend to the CPSC that it seek the imposition of a substantial civil penalty for the alleged violations.

The Company disagrees with the position of the CPSC Staff, and believes that such position is unwarranted under the circumstances. As permitted by the notice, the Company intends to provide the CPSC Staff with additional supplemental information in support of the Company’s position, including relevant factors in the Company’s favor that are required to be considered by the CPSC prior to the imposition of any civil penalty, and the Company intends to work closely with the CPSC Staff in an effort to resolve this issue.

Given the current status of this matter, however, it is not yet possible to determine what, if any, actions will be taken by the CPSC, whether a civil penalty will be assessed, and if so assessed, the amount thereof. Based on currently available information, the Company cannot estimate the amount of the loss (or range of loss), if any, in connection with this matter. As a result, no amounts have been accrued in connection therewith, although legal costs will be expensed as incurred. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s financial condition, results of operations and/or cash flows.

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

(i)	Share Repurchase Program

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in the 2012 Credit Agreement described in Note 13, which prohibits such repurchases in their entirety until the new term loan created thereby has been repaid in full and, subsequent to any such repayment, imposes additional limitations (see Notes 4 and 13). The share repurchase program may be suspended or discontinued at any time without prior notice. The Company intends to finance share repurchases, if any, from available cash and/or proceeds under its credit agreement (to the extent available therefor and permitted under the 2012 Credit Agreement).

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(j)	Purchase Commitments

The Company has approximately $30.7 million in outstanding purchase commitments at June 30, 2012, consisting primarily of purchase orders for inventory.

(k)	License and Distribution Agreements

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Although the Company does not believe its business is dependent on any single license, the LaJobi Graco® license (which expires on December 31, 2013, subject to renewals) and the Kids Line Carter’s® license (which expires on December 31, 2012, subject to renewals) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2012, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2012) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case (other than the Garanimals® license which commenced in 2010) for the last three years ended December 31, 2011. While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, there can be no assurance that this will be the case, and the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on the Company’s results of operations. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The aggregate amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $18.5 million, of which approximately $8.1 million remained unpaid at June 30, 2012. Royalty expense was $2.1 million and $4.1 million for the three and six months ended June 30, 2012, respectively. Royalty expense was $2.0 million and $3.8 million for the three months and six ended June 30, 2011, respectively.

(l)	Letters of Credit

As of June 30, 2012, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events.

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all new accounting pronouncements that are in effect and that may materially impact its financial statements, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the six months ended June 30, 2012, that might have a material impact on the Company’s financial position, results of operations or cash flows.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – SALE OF GIFT BUSINESS AND TRC BANKRUPTCY SETTLEMENT

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

As a result of such set-off described above, the Company reduced the valuation reserve previously recorded against the Seller Note receivable by $2.0 million (representing liabilities to TRC extinguished by the settlement agreement) during the three and six months ended June 30, 2011.

NOTE 12 – RESTATEMENT

Prior to the restatement described below, the Company previously recorded charges of approximately: (i) $6.86 million (which included approximately $340,000 of interest) for the quarter and year ended December 31, 2010; (ii) $382,000 (which included approximately $55,000 of interest) for the quarter ended March 31, 2011; (iii) $55,000 in related interest expense for the quarter ended June 30, 2011; and (iv) $56,000 in related interest expense for the quarter ended September 30, 2011, in each case for duties (or related interest) relating to aggregate anti-dumping duties and interest the Company anticipates will be owed to U.S. Customs by LaJobi for the period commencing in April 2008 (when the Company acquired LaJobi’s assets) through December 31, 2010 (the period of discovery). The anticipated duties were recorded in cost of sales, and the related interest was recorded in interest expense. See Note 9.

In addition, prior to the restatement described below, the Company also previously recorded charges of approximately $2.4 million (which included approximately $200,000 of interest) for the three and six months ended June 30, 2011, and an additional $30,000 in interest expense for the quarter ended September 30, 2011, relating to aggregate customs duties and related interest the Company anticipates will be owed to U.S. Customs by Kids Line and CoCaLo for the years ended 2006 through 2010 and the six months ended June 30, 2011 (the period of discovery). The anticipated duties were recorded in costs of sales, and the related interest was recorded in interest expense. See Note 9.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The restatement of the Prior Financial Statements has been implemented as follows. The Company’s 2011 10-K restated all periods presented therein, as applicable, to reflect the recording of the anticipated anti-dumping duty (and related interest) payment requirements of the Company’s LaJobi subsidiary and anticipated customs duty (and related interest) payment requirements of the Company’s Kids Line and CoCaLo subsidiaries described above in the respective periods to which such liabilities relate. The restatement also included: (x) the Company’s revised calculations of the total amount of anti-dumping duty that it anticipates will be owed to U.S. Customs by LaJobi (additional custom duties charges in the aggregate amount of $314,000), and additional related accrued interest expense of $101,000 for the quarter ended December 31, 2011; and (y) the Company’s revised calculations of the total amount of customs duty that it anticipates will be owed to U.S. Customs with respect to Kids Line and CoCaLo (additional custom duties charges in the aggregate amount of $461,000), and additional related accrued interest expense of $76,000 for the quarter ended December 31, 2011, all of which were recorded in the periods to which they relate as part of such restatement.

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

The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 included the impact of such restatement on the applicable unaudited quarterly financial information for the three month period ended March 31, 2011 presented in the Statement of Operations in such quarterly report.

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Q2 10-Q”) includes the impact of such restatement on the applicable unaudited quarterly financial information for each of the three and six month period ended June 30, 2011 presented in the Statement of Operations in this Q2 10-Q, as well as a reclassification to conform prior year amounts to the 2012 presentation. In addition, the Company’s Quarterly Report on Form 10-Q for the third quarter of 2012 will restate applicable 2011 comparable prior quarter and year to date periods.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for quarterly and annual periods ended prior to December 31, 2011 have not been and will not be amended.

The combined impact of the adjustments to specified line items in the Statement of Operations for the three and six month period ended June 30, 2011 included in this Q2 10-Q resulting from the restatement is set forth below. The restatement had no effect on net cash used in operating, investing or financing cash flows.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CHANGES TO JUNE 30, 2011 CONSOLIDATED STATEMENT OF OPERATIONS

	As Reported three months ended June 30, 2011	Adjustments	As Restated three months ended June 30, 2011
Net sales	$60,292	$—	$60,292
Cost of sales	45,954	(2,004)	43,950

Gross profit	14,338	2,004	16,342
Selling, general and administrative expenses	14,788	(37)	14,751
TRC valuation reserve	(2,000)	—	(2,000)

Income from operations	1,550	2,041	3,591

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,194)	130	(1,064)
Interest and investment income	4	—	4
Other, net	54	—	54

	(1,136)	130	(1,006)

Income from operations before income tax provision	414	2,171	2,585
Income tax provision	4,376	922	5,298

Net (loss)	$(3,962)	$1,249	$(2,713)

Basic (loss) earnings per share:	$(0.18)	$0.05	$(0.13)

Diluted (loss) earnings per share:	$(0.18)	$0.05	$(0.13)

Weighted Average Shares:
Basic	21,650,000	21,650,000	21,650,000

Diluted	21,650,000	21,650,000	21,650,000

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As Reported six months ended June 30, 2011	Adjustments	As Restated six months ended June 30, 2011
Net sales	$120,128	$—	$120,128
Cost of sales	89,524	(1,832)	87,692

Gross profit	30,604	1,832	32,436
Selling, general and administrative expenses	30,158	(73)	30,085
TRC valuation reserve	(2,000)	—	(2,000)

Income from operations	2,446	1,905	4,351

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(2,296)	76	(2,220)
Interest and investment income	7	—	7
Other, net	96	—	96

	(2,193)	76	(2,117)

Income from operations before income tax provision	253	1,981	2,234
Income tax provision	4,428	844	5,272

Net (loss)	$(4,175)	$1,137	$(3,038)

Basic (loss) earnings per share:	$(0.19)	$0.05	$(0.14)

Diluted (loss) earnings per share:	$(0.19)	$0.05	$(0. 14)

Weighted Average Shares:
Basic	21,642,000	21,642,000	21,642,000

Diluted	21,642,000	21,642,000	21,642,000

NOTE 13 – SUBSEQUENT EVENTS

2012 Credit Agreement

As described in Note 4, as of August 13, 2012, KID, the Borrowers (which now include the Licensor), executed a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement (the “2012 Credit Agreement”) with the Lenders and the Administrative Agent. The obligations of the Borrowers under the 2012 Credit Agreement are joint and several. The 2012 Credit Agreement waives the Covenant Default and amends and restates the 2011 Credit Agreement.

The 2012 Credit Agreement provides for: (i) an aggregate maximum $52.0 million revolving credit facility (the “2012 Revolver”), subject to a $47.0 million availability cap (which may be increased in $1.0 million increments up to a maximum of $5.0 million under specified circumstances), and borrowing base limitations based on 80% of eligible receivables, plus the lesser of $20.0 million and 55% of the value of eligible inventory (minus specified reserves, including for rent and dilution); (ii) a $5.0 million sub-facility for letters of credit; (iii) a sub-facility for swing-line loans in a maximum amount of $5.0 million; and (iv) a $23.0 million term loan (the “2012 Term Loan”). Upon execution of the 2012 Credit Agreement, $23.0 million of the amount outstanding under the 2011 Revolver was converted into the 2012 Term Loan, and the remaining amounts continued as outstanding under the 2012 Revolver. KID’s previous ability to increase the amount of its revolver by up to $35.0 million under specified conditions was eliminated from the 2012 Credit Agreement.

Upon submission of the borrowing base certificate due on September 20, 2012, the Borrowers are required to make an immediate principal repayment in respect of the 2012 Term Loan in an amount equal to the amount by which the sum of the availability under the 2012 Revolver plus the Loan Parties’ cash and cash equivalents on such date exceeds $5.0 million. If at any time thereafter, the borrowing base is increased as a result of specified increases in eligible inventory, the Borrowers will be required

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to make an additional principal pay-down in the amount of such increase. Commencing September 30, 2012, the Borrowers are required to make monthly amortization payments on the 2012 Term Loan based on a 5-year amortization schedule (after giving effect to the September 20, 2012 payment described above). Amounts repaid on the 2012 Term Loan may not be reborrowed.

Loans under the 2012 Credit Agreement are required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or any debt or equity issuances, and in the amount of any increase in the availability cap. The maturity date of amounts outstanding under the 2012 Credit Agreement is April 1, 2014 (subject to customary early termination provisions).

The 2012 Revolver and the 2012 Term Loan bear interest, at the Borrowers’ option, at a specified base rate (the highest of (x) the Administrative Agent’s prime rate, (y) the Federal Funds rate plus 0.50%, and (c) a specified Eurodollar base rate plus 1.0%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins, and in the case of the 2012 Term Loan commencing on December 15, 2012, an in-kind interest rate of 2% (“PIK Interest”), which may be accrued to the outstanding principal of the 2012 Term Loan. With respect to the 2012 Revolver, applicable margins range from 1.75% to 3.00% on Eurodollar rate loans and 0.75% to 2.00% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined below) for the applicable trailing twelve month period. With respect to the 2012 Term Loan, the applicable margin is 8.0% on Eurodollar rate loans and 7.0% on base rate loans; provided further, that if the 2012 Term Loan and all interest accrued thereon other than PIK Interest is paid in full on or prior to December 15, 2012, the PIK Interest will be waived.

During the continuance of any default under the 2012 Credit Agreement, the applicable margin shall increase by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of Lenders holding a majority of the commitments (the “Required Lenders”) and prior written notice to KID).

The Borrowers may prepay the 2012 Revolver, the 2012 Term Loan and any swing-line loans at any time and from time to time without premium or penalty, and without a corresponding commitment reduction in the case of the 2012 Revolver. The unutilized portion of the 2012 Revolver may be reduced or terminated by the Borrowers at any time and from time to time without premium or penalty.

Commencing no later than November 15, 2012, substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), will be swept and applied to repayment of the 2012 Revolver.

Under the terms of the 2012 Credit Agreement, the Company is required to comply with the following financial covenants (the “2012 Financial Covenants”): (a) a maximum Consolidated Leverage Ratio (defined below) for the trailing twelve month period as of the end of each month in the following amounts: July 31, 2012: 6.25 to 1.0; August 31, 2012: 7.75 to 1.0; September 30, 2012: 6.75 to 1.0; October 31, 2012: 6.50 to 1.0; November 30, 2012: 5.75 to 1.0; December 31, 2012: 4.50 to 1.0; January 31, 2013: 5.00 to 1.0: February 28, 2013: 5.00 to 1.0; March 31, 2013: 4.25 to 1.0; April 30, 2013: 5.00 to 1.0; May 31, 2013: 4.25 to 1.0; June 30, 2013: 3.75 to 1.0; July 31, 2013: 4.00 to 1.0; August 31, 2013: 4:00 to 1.0; September 30, 2013: 3.50 to 1.0; October 31, 2013: 3.75 to 1.0; November 30, 2013: 3.75 to 1.0; and December 31, 2013 (and each trailing 12-month period thereafter): 3.25 to 1.0; and (b) a minimum Consolidated Fixed Charge Coverage Ratio (defined below) as of the end of each month in the following amounts: for the three months ending July 31, 2012: 1.50 to 1.0; for the three months ending August 31, 2012: 1.50 to 1.0; for the three months ending September 30, 2012: 1.40 to 1.0; for the four months ending October 31, 2012: 1.30 to 1.0; for the five months ending November 30, 2012: 1.30 to 1.0; for the six months ending December 31, 2012: 1.60 to 1.0; for the seven months ending January 31, 2013: 1.25 to 1.0; for the eight months ending February 28, 2013: 1.25 to 1.0; for the nine months ending March 31, 2013: 1.25 to 1.0; for the ten months ending April 30, 2013: 1.25 to 1.0; for the eleven months ending May 31, 2013: 1.25 to 1.0; and for the twelve months ending June 30, 2013, and each trailing twelve-month period thereafter: 1.25 to 1.0.

Covenants would revert to quarterly testing upon the last to occur of: (a) December 31, 2012; (b) the last day of the first trailing-twelve month period during which the Borrowers’ Consolidated Leverage Ratio is less than 3.00 to 1.00 and the Borrowers’ Consolidated Fixed Charge Coverage Ratio is greater than 1.50 to 1.00; (c) the date upon which the Borrowers’ reach definitive settlement agreements with U.S. Customs with respect to all outstanding Duty Events (amended as described below); and (d) the repayment of the 2012 Term Loan in full (such latest date, the “Transition Date”). The definition of “Duty Events” for all purposes under the 2012 Credit Agreement was amended to include specified customs duty underpayments made by Kids Line, CoCaLo and Sassy.

The Consolidated Fixed Charge Coverage Ratio under the 2012 Credit Agreement means, as of any date of determination, the ratio of (a) Covenant EBITDA for the applicable period of computation (set forth above) minus the sum of (i) all unfinanced capital expenditures incurred during such period, (ii) all cash taxes paid by KID during such period, and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of all scheduled interest and principal payments of debt, including the principal component of any capital lease paid or payable in cash plus any amounts paid during such period in respect of (i) any Duty Amounts (amended for all purposes under the 2012 Credit Agreement to mean all customs duties, interest, penalties and any other amounts payable to U.S. Customs by LaJobi, Kids Line, CoCaLo or Sassy, to the extent such amounts relate to the amended definition of Duty Events) or (ii) the LaJobi Earnout Consideration, if any,

The Consolidated Leverage Ratio under the 2012 Credit Agreement is the ratio of the indebtedness of the Company to Covenant EBITDA for the trailing twelve-month period ending on the date of determination. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the undrawn face amounts of all letters of credit, and excluding LaJobi Earnout Consideration and contractually agreed-upon payments related to Duty Amounts).

Covenant EBITDA, as defined in the 2012 Credit Agreement, is a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the 2012 Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified duty amounts underpayments, and payment of LaJobi Earnout Consideration, if any, can be made if other specified prerequisites are met, and the determination of the amount of specified fees. Covenant EBITDA for purposes of the 2012 Credit Agreement is defined generally as the net income of the Company (excluding extraordinary after-tax or non-cash non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after tax gains and losses from discontinued operations), as adjusted for, to the extent deducted (added) in determining net income: (i) interest expense; (ii) income tax expense; (iii) depreciation; (iv) amortization; (v) other non-cash charges (gains); (vi) if expensed, reasonable costs incurred in connection with the execution of the 2012 Credit Agreement and Loan Documents thereunder; (vii) non-cash transaction losses (gains) due solely to fluctuations in currency values, in each case, during such period; and (viii) if accrued or expensed during or after the quarter ending December 31, 2010 (or in any prior period to the extent a restatement is required), (a) the amount of all Duty Amounts so accrued or expensed, (b) the amount of LaJobi Earnout Consideration, if any, paid in accordance with the terms of the 2012 Credit Agreement and (c) fees and expenses incurred by the Loan Parties in connection with the Loan Parties’ and any governmental authority's investigation of the Duty Amounts and Duty Events, in an aggregate amount under clauses (a), (b) and (c) not to exceed the sum, for all periods, of (x) $14.855 million less (y) the amount of LaJobi Earnout Consideration, if any, paid, other than in accordance with the terms of the 2012 Credit Agreement and/or to the extent not deducted in determining consolidated net income. Notwithstanding the foregoing, the determination of Covenant EBITDA shall be subject to caps in respect of (i) professional fees and expenses incurred after July 1, 2012 that may be added back in the amount of $1,000,000 through September 30, 2012, $1,500,000 through December 31, 2012, $1,800,000 through December 31, 2013, plus all reasonable and necessary fees and expenses of the Retained Executive (defined below), if required to be retained in 2012, and (ii) restructuring costs that may be added back as determined by the Administrative Agent in its discretion.

The 2012 Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the 2012 Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries) are prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt or allowing liens to exist on its assets, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts, or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below.

In addition to the restrictions on the payment by KID of dividends, the repurchase by KID of its equity securities, and the consummations of certain acquisitions contained in the 2011 Credit Agreement (and described in Note 4), such activities are generally prohibited under the 2012 Credit Agreement until such time as the 2012 Term Loan is repaid in full.

Generally with respect to the payment of LaJobi Earnout Consideration, any final judgment against the Borrowers in respect of thereof, and any required payments in respect thereof, would be governed through a judgment default threshold of $2.5 million.

The 2012 Credit Agreement also requires that the Borrowers provide the Administrative Agent with frequent and detailed financial reporting, projections and reconciliations.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On or before September 15, 2012, the Company is required to retain a financial advisor (and until such time as a financial advisor is retained, continue to retain JH Cohn in such capacity). In addition, in the event that the Borrowers fail to: (i) deliver, on or before October 15, 2012, a letter of intent for an equity or subordinated debt infusion in an amount sufficient to satisfy the 2012 Term Loan in full on or before December 15, 2012, (ii) deliver, on or before November 15, 2012, a binding commitment letter with respect to such an equity or subordinated debt infusion on terms reasonably acceptable to the Required Lenders, or (iii) satisfy the 2012 Term Loan in full on or before December 15, 2012, then, within 5 business days of any such failure, the Borrowers are required to engage the financial advisor referred to above in an executive capacity (the “Retained Executive”) who will have certain authority over operations.

The 2012 Credit Agreement contains customary events of default (including any failure to remain in compliance with the 2012 Financial Covenants. If an event of default occurs and is continuing (in addition to default interest as described above, the requirement for all PIK interest to be paid in cash, and other remedies available to the Lenders), with the consent of the Required Lenders, the Administrative Agent is entitled to, and at the request of such Lenders, the Administrative Agent is required to, declare commitments under the 2012 Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, and/or demand cash collateralization of letters of credit (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit). In addition, an event of default under the 2012 Credit Agreement could result in a cross-default under certain license agreements that the Company maintains.

The 2012 Credit Agreement also contains customary conditions to lending, including that no default shall exist, or would result from any proposed extension of credit.

The Company paid fees and expenses to the Administrative Agent in the aggregate amount of $375,000 in connection with the execution of the 2012 Credit Agreement (the “Arrangement Fee”). In addition, the Company incurred a waiver and amendment fee of $375,000 to the Lenders (the “Waiver and Amendment Fee”). With respect to each of the Arrangement Fee and the Waiver and Amendment Fee, $187,500 was paid on August 13, 2012. The remaining balance of $187,500 of each of the Arrangement Fee and the Waiver and Amendment Fee is payable on December 16, 2012; provided, that (i) if all outstanding obligations under the 2012 Credit Agreement have been paid in full on or before December 15, 2012, each of such remaining balances will be waived in their entirety, and (ii) if the 2012 Term Loan has been paid in full on or before December 15, 2012, $57,500 of each of the remaining balances will be waived. The Borrowers are also required to pay a quarterly commitment fee ranging from 0.30% to 0.50% (based on the Consolidated Leverage Ratio) on the daily unused portions of the 2012 Revolver (outstanding amounts under letters of credit are considered utilization for this purpose; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 3.00% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the 2012 Credit Agreement. In addition, in the event the 2012 Term Loan has not been repaid in full on or before December 15, 2012, the Company shall pay to the Administrative Agent for the account of the Lenders a fee in an amount equal to the product of (i) 2% and (ii) the actual daily outstanding principal amount of the 2012 Term Loan from August 13, 2012 through December 15, 2012 (this fee may be accrued to the 2012 Term Loan at the Company’s election so long as there is no event of default on the day it is due).

Financing costs, including the fees and expenses paid upon execution of the 2012 Credit Agreement, will be recorded in accordance with applicable financial accounting standards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “2011 10-K”), including the audited consolidated financial statements and notes thereto.

OVERVIEW

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries – Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) – we design, manufacture through third parties, and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant's early years (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America, the United Kingdom (“U.K.”) and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the U. K. and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries.

We generated net sales of approximately $55.5 million and $110.7 million for the three and six months ended June 30, 2012. International sales, defined as sales outside of the United States, including export sales, constituted 11.2% and 9.0% of our net sales for the six months ended June 30, 2012 and 2011, respectively.

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

We do not ordinarily sell our products on consignment, although we may do so in limited circumstances. We ordinarily accept returns only for defective merchandise, although we may in certain cases accept returns as an accommodation to retailers. In the normal course of business, we grant certain accommodations and allowances to certain customers in order to assist these customers with inventory clearance or promotions. Such amounts, together with discounts, are deducted from gross sales in determining net sales.

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

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $1.7 million and $3.4 million for the three and six months ended June 30, 2012, respectively, and $1.8 million and $3.9 million for the three and six months ended June 30, 2011, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.

If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) an increasing shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory, secure new product placements and/or to improve the gross margins of such retailers; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases. In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have adversely affected gross margins and net income for specified periods (See Notes 9 and 12 to the Notes to Unaudited Consolidated Financial Statements). The restatement of the Prior Financial Statements, as described in Note 12 to Notes to Unaudited Consolidated Financial Statements, however, had a positive impact on previously-reported results of operations for the period ended June 30, 2011. As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods will be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accruals recorded will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. See Note 9 of Notes to the Unaudited Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duties, and have established alternate vendor arrangements for the relevant products in countries that are not subject to such anti-dumping duties. We believe that our ability to procure the affected categories of furniture has not been materially adversely affected. We have also discontinued the practices that resulted in the charge for anticipated Kids Line and CoCaLo customs duties.

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

Recent Developments

Amended Credit Agreement

As of June 30, 2012, the Company was not in compliance with the consolidated leverage ratio covenant (the “Covenant Default”) under its then-existing credit agreement. As a result, such credit agreement was amended as of August 13, 2012 via a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement to, among other things, waive such Covenant Default, amend the financial covenants applicable to the Company for future periods, and in consideration therefor, amend the terms of the facility. See “Liquidity and Capital Resources – Debt Financings” below for a more detailed description of the terms of such amendment.

CPSC Staff Investigation

See Part II, Item I – Legal Proceedings, for a discussion of a letter received by the Company from the staff of the Consumer Product Safety Commission regarding alleged violations by LaJobi of the reporting requirements of the Consumer Product Safety Act.

Restatement of Financial Statements

See Note 12 of the Notes to Unaudited Consolidated Financial Statements for a description of: (i) a restatement in the 2011 10-K of the Company’s financial statements previously included in its Annual Report on Form 10-K for the year ended December 31, 2010 to reflect the recording of specified anticipated anti-dumping and customs duty (and related interest) payment requirements of LaJobi, Kids Line and CoCaLo in the respective periods to which such liabilities relate; and (ii) the impact of such restatement on the applicable unaudited quarterly financial information for the three and six months ended June 30, 2011 presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Q2 10-Q”). The Company’s Quarterly Report on Form 10-Q for the third quarter of 2012 will restate applicable 2011 comparable prior quarter and year to date periods.

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

Testing for impairment of indefinite-lived trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2011, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2011, the Company kept its long-term growth rate at 2.5% for all of its business units, but used assumed royalty rates of 3%, 2.6%, 2.5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates decreased with respect to Kids Line and LaJobi from the 2010 rates of 5% and 4%, respectively, as a result of reduced profitability for each such business unit in 2011. With respect to LaJobi, the difference ,between fair value and the carrying value of the relevant trade names resulted in an impairment charge in the amount of $9.9 million. No other trade names were impaired during 2011.

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

There was no impairment of the Company’s other intangible assets (either definite-lived or indefinite-lived) during 2011. In accordance with applicable accounting standards, there were no triggering events warranting interim testing of intangible assets in the first or second quarter of 2012, and no impairments of intangible assets (either definite-lived or indefinite-lived) were recorded during either such period.

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

•	continuing efforts to manage costs within and across each of our businesses, including continued efforts to manage working capital, especially by improving inventory turns.

General Economic Conditions as they Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence, which we believe has resulted in lower birth rates (although recent third party forecasts have suggested declining birth trends are likely to reverse with modest improvements in the economy). In addition, there has been a continuing shift in the channels from which consumers purchase goods, including from brick-and-mortar stores to online venues, and our business will be affected by our ability to adapt to such changes in an efficient manner. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things: (i) reduced demand for our products; (ii) increased price competition for our products; (iii) increased risk in the collectibility of cash from our customers and/or (iv) increased pressure from major retailers to offer additional mark downs and other pricing accommodations. See Item 1A, “Risk Factors—The state of the economy may impact our business” of the 2011 10-K.

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

RESULTS OF OPERATIONS

The Results of Operations set forth below reflects the impact of the restatement of the Prior Financial Statements described in Note 12 of the Notes to Unaudited Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Net sales for the three months ended June 30, 2012 decreased 8% to $55.5 million, compared to $60.3 million for the three months ended June 30, 2011. This decrease was primarily the result of sales declines of 25.5% at Kids Line and 37.9% at CoCaLo, in each case primarily due to significantly lower sales volume at certain large customers. These declines were partially offset by increases in sales of 18.0% at Sassy, primarily due to the expansion of Carter’s® branded products, and 5.3% at LaJobi, primarily due to the continued success of Graco® branded products.

Gross profit was $13.1 million, or 23.6% of net sales, for the three months ended June 30, 2012, as compared to $16.3 million, or 27.1% of net sales, for the three months ended June 30, 2011. In absolute terms, gross profit decreased as a result of lower sales and lower gross profit margins. Gross profit margins decreased primarily as a result: (i) product mix changes; (ii) increased product costs; and (iii) higher level of closeouts and promotional sales. This decline was partially offset by: (i) reduced amortization of intangibles ($0.3 million) as a result of the impairment in the fourth quarter of 2011 of the Kids Line Customer Relationship intangible asset.

Selling, general and administrative (“SG&A”) expense was $12.2 million, or 22.1% of net sales, for the three months ended June 30, 2012 compared to $14.8 million, or 24.5% of net sales, for the three months ended June 30, 2011. SG&A expense decreased $2.5 million, and as a percentage of sales, primarily as a result of: (i) costs associated with an accrual for a contingent liability in connection with a lease assigned to the buyer of the Company’s former gift business recorded in the second quarter of 2011 ($1.1 million), which did not recur in 2012 (although such amount was settled in the first quarter of 2012 for $1.4 million) (the “TRC Lease Accrual”); (ii) decreased professional fees incurred in connection with the Company’s internal investigations of certain Customs matters at its subsidiaries, as well as related litigation and other costs (collectively, “Customs Compliance Costs”) ($0.5 million); (iii) decreases in travel and trade show related costs ($0.3 million); (iv) decreases in salary and labor costs ($0.2 million); and (v) lower share-based compensation expense ($0.2 million).

A valuation reserve adjustment of $2.0 million recorded in the three month period ended June 30, 2011 resulted from the bankruptcy of the buyer of the Company’s former gift business (“TRC”). As a result of prior discussions with TRC with respect to the potential restructuring of the consideration received by KID for the sale of its former gift business to TRC, KID had been accruing, but not paying (since December 2009), amounts owed to TRC and certain of its subsidiaries for the sublease of office and warehouse space (and related services) under a transition services agreement. The settlement agreement entered into in connection with the TRC bankruptcy (discussed in Note 11 to the Notes to Unaudited Consolidated Financial Statements) included, among other things, a set-off against a note payable to the Company of all amounts owed by the Company to TRC and its subsidiaries, including the sublease and related amounts discussed above. As a result, such amounts were set-off and taken into income in the three month period ended June 30, 2011 by reducing the valuation allowance previously recorded in June 2009 against the consideration received from TRC in connection with its purchase of such gift business (the “2009 Valuation Allowance”).

Other expense was $1.6 million for the three months ended June 30, 2012 as compared to $1.0 million for the three months ended June 30, 2011. This increase of approximately $0.6 million was primarily due to the write off during the three months ended June 30, 2012 of a portion ($0.8 million) of the remaining unamortized deferred financing costs incurred in August 2011 as a result of the voluntary reduction in the aggregate revolving commitment under the 2011 Credit Agreement from $175.0 million to $100.0 million. This was offset by a reduction in interest expense ($0.2 million) due to lower borrowings and lower borrowing costs in such period compared to the same period in 2011.

Loss before income tax benefit was $0.8 million for the three month period ended June 30, 2012 as compared to income before income tax provision of $2.6 million for the three month period ended June 30, 2011, primarily as a result of the items described above.

The income tax benefit for the three months ended June 30, 2012 was $970,000 on loss before income tax benefit of $761,000. The difference between the effective tax rate of 127.5 % for the three months ended June 30, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increase the Company’s foreign tax credit carry forward and valuation allowance ($1.2 million); and (ii) the true-up of prior year federal and state tax estimates ($82,000); offset by: (i) foreign adjustments related to foreign rate differences and withholding taxes ($229,000); (ii) losses incurred by the Company’s UK subsidiary which do not generate a tax benefit ($143,000); (iii) state tax provisions ($121,000); (iv) the effect of permanent adjustments ($49,000); and (v) an increase in the liability for unrecognized tax benefits ($7,000). The income tax provision for the three months ended June 30, 2011 was $5,298,000 on income before income tax provision of $2,585,000. The difference between the effective tax rate of 205.0% for the three months ended June 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the valuation allowance associated with deferred tax assets for capital loss carry forwards associated with the sale of the Company’s former gift business in light of the bankruptcy filing of the buyer thereof ($3.6 million); (ii) an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey ($584,000); (iii) state tax provisions ($78,000); (iv) foreign adjustments related to foreign rate differences and withholding taxes ($43,000); (v) the effect of a graduated U.S. federal tax rate ($41,000); and (vi) the effect of permanent adjustments ($15,000).

As a result of the foregoing, net income for the three month period ended June 30, 2012 was $0.2 million, or $0.01 per diluted share, compared to net loss of $2.7 million, or ($0.13) per diluted share, for the three month period ended June 30, 2011.

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Net sales for the six months ended June 30, 2012 decreased 7.9% to $110.7 million, compared to $120.1 million for the six months ended June 30, 2011. This decrease was primarily the result of sales declines of 15.4% at Kids Line and 21.8% CoCaLo, in each case primarily due to significantly lower sales volume at certain large customers, and 2.9% at Sassy due to weakness with one retailer due to a reduction in its SKUs. LaJobi sales were up slightly for the six months ended June 30, 2012 as compared to the prior year period.

Gross profit was $26.9 million, or 24.3% of net sales, for the six months ended June 30, 2012, as compared to $32.4 million, or 27.0% of net sales, for the six months ended June 30, 2011. In absolute terms, gross profit decreased as a result of lower sales and lower gross profit margins. Gross profit margins decreased primarily as a result: (i) product mix changes; (ii) increased product costs; and (iii) higher level of closeouts and promotional sales. This decline was partially offset by: (i) reduced amortization of intangibles ($0.6 million) as a result of the impairment in the fourth quarter of 2011 of the Kids Line Customer Relationship intangible asset; and (ii) an aggregate accrual of $0.5 million for anticipated LaJobi anti-dumping duties and Kids Line/CoCaLo customs duties recorded in the six months ended June 30, 2011 that did not recur in the current year period.

Selling, general and administrative (“SG&A”) expense was $26.7 million, or 24.1% of net sales, for the six months ended June 30, 2012 compared to $30.1 million, or 25.0% of net sales, for the six months ended June 30, 2011. SG&A expense decreased as a percentage of sales primarily and in absolute terms. The decrease in SG&A costs of $3.4 million was primarily a function of: (i) lower Customs Compliance Costs ($1.8 million); (ii) the TRC Lease Accrual, which did not recur in the six months ended June 30, 2012 (although such amount was settled in the first quarter of 2012 for $1.4 million); (iii) decreases in travel and trade show related costs ($0.6 million); (iv) decreases in salary and labor costs ($0.4 million); and (v) lower share-based compensation expense ($0.3 million); all of which was offset by severance expense ($0.6 million) and increases in other professional costs ($0.3 million).

The TRC valuation reserve adjustment of $2.0 million resulting from the TRC bankruptcy was recorded in the six months ended June 30, 2011, as more fully described above under the results of operations for the three months ended June 30, 2012 and 2011 above.

Other expense was $2.3 million for the six months ended June 30, 2012 as compared to $2.1 million for the six months ended June 30, 2011. This increase of approximately $0.2 million was primarily due to the write off during the six months ended June 30, 2012 of a portion ($0.8 million) of the remaining unamortized deferred financing costs incurred in August 2011 as a result of the voluntary reduction in the aggregate revolving commitment under the 2011 Credit Agreement from $175.0 million to $100.0 million. This was offset by a reduction in interest expense ($0.5 million), due to lower borrowings and lower borrowing costs in such period compared to the same period in 2011, and fees for an amendment to the Company’s previous credit agreement ($0.1 million) recorded in the first quarter of 2011 that was not a factor in 2012.

Loss before income tax benefit was $2.0 million for the six months ended June 30, 2012 as compared to income before income tax provision of $2.2 million for the six months ended June 30, 2011, primarily as a result of the items described above.

The income tax benefit for the six months ended June 30, 2012 was $1,441,000 on loss before income tax benefit of $2,035,000. The difference between the effective tax rate of 70.8 % for the six months ended June 30, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increase the Company’s foreign tax credit carry forward and valuation allowance ($1.2 million); and (ii) the true-up of prior year federal and state tax estimates ($82,000); offset by: (i) foreign adjustments related to foreign rate differences and withholding taxes ($235,000); (ii) losses incurred by the Company’s UK subsidiary which do not generate a tax benefit ($143,000); (iii) state tax provisions ($68,000); (iv) the effect of permanent adjustments ($60,000); and (v) an increase in the liability for unrecognized tax benefits ($13,000). The income tax provision for the six months ended June 30, 2011 was $5,272,000 on income before income tax provision of $2,234,000. The difference between the effective tax rate of 235.9% for the six months ended June 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the valuation allowance associated with deferred tax assets for capital loss carry forwards associated with the sale of the Company’s former gift business in light of the bankruptcy filing of the buyer thereof ($3.6 million); (ii) an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey ($584,000); (iii) an increase in the liability for unrecognized tax benefits ($122,000) as a result of an increase in the liability for state taxes and additional interest being accrued; (iv) the effect of a graduated U.S. federal tax rate ($68,000); (v) foreign adjustments related to foreign rate differences and withholding taxes ($54,000); (vi) state tax provisions ($23,000); and (vii) the effect of permanent adjustments ($12,000).

As a result of the foregoing, net loss for the six months ended June 30, 2012 was $0.6 million, or ($0.03) per diluted share, compared to net loss of $3.0 million, or ($0.14) per diluted share, for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our bank facility. As noted elsewhere herein, as of June 30, 2012, the Company was not in compliance with the consolidated leverage ratio covenant (the “Covenant Default”) under its then-existing credit agreement. As a result, such credit agreement was amended, as of August 13, 2012, via a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement (the “2012 Credit Agreement”), to among other things, waive such Covenant Default, amend the financial covenants applicable to the Company for future periods, and in consideration therefor, amend the terms of the facility. See “Debt Financings – 2012 Credit Agreement” below for a detailed description of terms of such amendment.

Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under the 2012 Credit Agreement, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months (including expected customs duty assessments and related interest), based on current assumptions regarding the timing of such expenditures and anticipated cash flows.

Although we currently expect to remain in compliance with the financial covenants in the 2012 Credit Agreement for at least the next twelve months, based on our current expectations, we anticipate that our revolving loan availability will remain limited through the second half of 2012, but is expected to increase during 2013.

Accordingly, any significant deviation in actual results from our expected results of operations, any significant deviation in the timing of material expenditures from current estimates, or any significant earnout payments (see discussion immediately below), significant business or product acquisitions, or other significant unanticipated expenses (including customs duty assessments and related interest in excess of current accruals, and/or any related penalties) could result in a default under the 2012 Credit Agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. See Note 9 to the Notes to Unaudited Consolidated Financial Statements, for a discussion, among other things, of an arbitration proceeding commenced by Lawrence Bivona demanding, among other amounts, payment of the LaJobi earnout consideration to Mr. Bivona in the amount of $15.0 million, and the effect of the restatement of the Prior Financial Statements on such claim, including the requirement, pursuant to applicable accounting standards, that we record a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011, and a motion by Mr. Bivona to compel the Company to deposit $11.7 million in escrow prior to the applicable arbitration hearing. While we intend to continue to vigorously defend against all of Mr. Bivona’s claims (including such motion), and believe that we will prevail (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment or escrow by us to Mr. Bivona or the LaJobi Seller could result in a default under our amended credit agreement and have a material adverse effect on our financial condition and results of operations. See Item 1A – Risk Factors –“Inability to maintain compliance with the bank covenants” and “We are currently party to litigation that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business” of the 2011 10-K. See also “Debt Financings – 2012 Credit Agreement” below.

Historically, the proceeds of our bank facility were used to fund acquisitions, and cash flows from operations were utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which were necessitated by our strategy of paying down debt), we typically did not actively utilize our revolving credit facility to fund operations. To the extent available (and subject in all cases to the discussion above) the Company anticipates that cash flows from operations will continue to be used to pay down our new revolving credit facility and required amortization on our new term loan (resulting from the conversion thereto of a portion of our previous revolver), and to pay associated interest on amounts outstanding under the 2012 Credit Agreement. Availability under the refinanced revolver is intended to continue to be used to fund short-term working capital requirements, including anticipated anti-dumping duty and other Customs duty assessments and related interest, and/or unanticipated expenses, if any.

Commencing in late 2011, we have occasionally elected to participate in an “auction” program initiated by one of our largest customers, which permits us to offer an additional discount on all or a portion of the outstanding accounts receivable from such customer in return for prompt, accelerated payment of all or the relevant portion of such receivable. The amount of the additional discount is subject to acceptance, is determined in part by the aging of the receivable and is within the range of customary discounts for early payment.

As of June 30, 2012, the Company had cash and cash equivalents of $1.1 million compared to $2.5 million at December 31, 2011. This decrease of $1.4 million primarily reflects the timing of the repayment of outstanding debt. As of June 30, 2012 and December 31, 2011, working capital was $12.6 million and $43.6 million, respectively. The decrease in working capital for the period ended June 30, 2012 primarily reflects a $29.3 million reclassification of long term debt.

Net cash provided from operating activities was $1.0 million during the six months ended June 30, 2012 compared to net cash provided by operating activities of $7.8 million during the six months ended June 30, 2011. Operating activities reflected the net loss of $0.6 million in the first six months of 2012, as compared to net loss of $3.0 million in the first six months of 2011. Cash used in operations for the six months ended June 30, 2012 includes an increase in inventory of $2.9 million, offset by decreases in accounts receivable of $4.7 million due to lower sales, and a decrease in accrued expenses of $2.3 million.

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2012, as compared to $0.6 million for the three months ended June 30, 2011. The increase of $0.1 million was primarily due to decreased capital expenditures in the six months ended June 30, 2012.

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2012 as compared to net cash used in financing activities of $6.5 million for the six months ended June 30, 2011. The cash used during the six months ended June 30, 2012 primarily reflects repayment of debt under the 2011 Credit Agreement and the cash used for the six months ended June 30, 2011 primarily reflects repayment of debt under a prior credit agreement.

Debt Financings

As described above, as of June 30, 2012, the Company was not in compliance with the consolidated leverage ratio covenant (the “Covenant Default”) under its then-existing credit agreement (the “2011 Credit Agreement”). As a result, such credit agreement was amended, as of August 13, 2012, via a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement, to among other things, waive such Covenant Default, amend the financial covenants applicable to the Company for future periods, and in consideration therefor, amend the terms of the facility. See “2012 Credit Agreement” below for a detailed description of the terms of such amendment (the “2012 Credit Agreement).

Prior to the covenant non-compliance and the execution of the 2012 Credit Agreement, and as permitted by applicable accounting standards, all of the Company’s indebtedness for borrowed money was classified as long-term debt. In connection with the execution of the 2012 Credit Agreement, however, the Company’s revolver was required to be reclassified as short-term debt. In addition, because part of the Company’s previously-outstanding revolver was converted into a term loan (see “2012 Credit Agreement” below), the current portion of such term loan was required to be classified as short-term debt as well. In accordance with applicable accounting standards, this reclassification was deemed to have occurred as of June 30, 2012. As a result, consolidated long-term debt at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Term Loan under 2012 Credit Agreement	$23,000	n/a
Less current portion	$4,600	n/a

Long-term debt*	$18,400	$49,490

*	As of June 30, 2012, consists of the term loan (other than the current portion thereof) under the 2012 Credit Agreement, and as of December 31, 2011, consists of all amounts outstanding under the 2011 Credit Agreement.

At June 30, 2012 and at December 31, 2011, in each case under the 2011 Credit Agreement, an aggregate of $47.7 million and $49.5 million were borrowed under the 2011 Revolver (defined below), respectively.

As of June 30, 2012, under the 2011 Credit Agreement, the applicable interest rate margins for outstanding loans were: 2.75% for Eurodollar rate loans and 1.75% for base rate loans; and the weighted average interest rates for outstanding loans were 2.74% for Eurodollar rate loans and 5.00% for base rate loans. Interest rates and margins applicable to loans under the 2012 Credit Agreement are described under “2012 Credit Agreement” below.

As the 2011 Credit Agreement was in effect during the entire quarter ending June 30, 2012, we have included a discussion of the terms of the 2011 Credit Agreement below, followed by a discussion of the terms of the amendment to the 2012 Credit Agreement, which became effective as of August 13, 2012.

2011 Credit Agreement

KID, specified domestic subsidiaries consisting of Kids Line, Sassy, LaJobi, CoCaLo, and I&J Holdco, Inc. (such entities collectively with KID and such other future created or acquired domestic subsidiaries that are designated as borrowers from time to time, the “Borrowers”), and the subsidiaries of the Borrowers identified as guarantors therein (the “Guarantors”, and together with the

Borrowers, the “Loan Parties”), executed a Second Amended and Restated Credit Agreement (the “2011 Credit Agreement”) as of August 8, 2011, with certain financial institutions (the “Lenders”), including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), as Sole Lead Arranger and Book Manager. The obligations of the Borrowers under the 2011 Credit Agreement were joint and several.

The 2011 Credit Agreement provided for an aggregate $175.0 million revolving credit facility, which was reduced, effective as of May 11, 2012, to a maximum aggregate of $100.0 million by notice from the Borrowers to the Administrative Agent (the “2011 Revolver”), with a sub-facility for letters of credit in an amount not to exceed $25.0 million, and a sub-facility for swing-line loans in an amount not to exceed $5.0 million. As a result of the voluntary reduction in the aggregate revolving commitment, the Company recorded a non-cash charge of approximately $0.8 million in the second quarter of 2012 to write off a portion of the remaining unamortized deferred financing costs incurred in August 2011 in connection with the Company’s previous credit agreement.

Subject to conditions to lending set forth in the 2011 Credit Agreement, loans could have been made up to the full amount of the 2011 Revolver (without borrowing base limitations), swing-line loans could have been made up to the full amount of the sublimit for swing-line loans, and letters of credit could have been issued up to the sublimit for letters of credit. KID also had the right (without the consent of any Lender or the Administrative Agent) to increase the amount of the 2011 Revolver by an additional aggregate amount not to exceed $35.0 million, provided, among other things, that (i) no event of default or unmatured event of default shall have occurred and be continuing, and (ii) the Borrowers received commitments for such increase. KID was entitled to offer such increase to existing Lenders or certain third party financial institutions as described in the 2011 Credit Agreement, however, no lender was obligated to increase its commitment.

Until June 30, 2012, all amounts outstanding under the 2011 Credit Agreement were classified as long-term debt.

The aggregate amounts outstanding under the 2011 Credit Agreement (other than letters of credit, which could generally remain outstanding until August 1, 2017) were due and payable on August 8, 2016 (subject to customary early termination provisions).

The 2011 Revolver bore interest, at the Borrowers’ option, at a specified base rate (the higher of (x) the Administrative Agent’s prime rate and (y) the Federal Funds rate plus 0.50%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins. Applicable margins ranged from 1.75% to 2.75% on Eurodollar rate loans and 0.75% to 1.75% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined below) for the most recently ended fiscal quarter. Swing-line loans bore interest at the base rate plus the applicable margin for base rate loans. Interest on base rate loans was payable quarterly, and at maturity. Interest on Eurodollar rate loans was payable at the end of the selected interest period (provided, that if the selected interest period is in excess of three months, interest is payable on the three-month anniversary of the first day of such interest period), and at maturity. During the continuance of any default under the 2011 Credit Agreement, the applicable margin would have increased by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of Lenders holding a majority of the commitments (the “Required Lenders”) and prior written notice to KID). Such default rate of interest was not applied to the Covenant Default.

The Borrowers were permitted to prepay the 2011 Revolver (and swing-line loans) at any time and from time to time without premium or penalty, and without a corresponding commitment reduction (subject to reimbursement of the Lenders’ breakage and redeployment costs in the case of Eurodollar rate loans). The unutilized portion of the 2011 Revolver was permitted to be reduced or terminated by the Borrowers at any time and from time to time without premium or penalty. In accordance therewith, as described above, the Borrowers reduced the 2011 Revolver to an aggregate maximum of $100 million by notice to the Administrative Agent effective as of May 11, 2012.

Under the terms of the 2011 Credit Agreement, the Company was required to comply with the following financial covenants (the “2011 Financial Covenants”): (a) a quarterly minimum Consolidated Fixed Charge Coverage Ratio (defined below) of 1.50:1.00; and (b) a quarterly maximum Consolidated Leverage Ratio (defined below) of 3.25:1.00 (stepping down to 3.00:1.00 for the quarter ending June 30, 2013, provided, that in the event a permitted acquisition was consummated prior to August 8, 2013, such maximum ratio would have remained 3.25:1.00 until the later of June 30, 2013 and the date that was 18 months after such consummation). As described above, the Company was not in compliance with the Consolidated Leverage Ratio as of June 30, 2012, however, this covenant default was waived in connection with the amendment to the 2011 Credit Agreement described under “2012 Credit Agreement” below.

The Consolidated Fixed Charge Coverage Ratio under the 2011 Credit Agreement was the ratio of: (a) Covenant EBITDA (as described below) for the most recently completed four quarters minus the sum of (i) all unfinanced capital expenditures incurred during such period; (ii) all cash taxes paid during such period; and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease, paid or payable in cash. The Consolidated Leverage Ratio under the 2011 Credit Agreement was the ratio of the indebtedness of the Company to Covenant EBITDA for the most recently completed four quarters. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally meant the outstanding principal amount of all debt (including obligations under capital leases plus the face amount of all letters of credit).

Covenant EBITDA, as defined in the 2011 Credit Agreement, was a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the 2011 Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified LaJobi duty amounts and other specified customs duty underpayments, and payment of earnout consideration in respect of KID’s 2008 acquisition of LaJobi (“LaJobi Earnout Consideration”), if any, could have been made if other specified prerequisites were met, and the determination of the amount of specified fees. Covenant EBITDA for purposes of the 2011 Credit Agreement was defined generally as the net income of KID and its consolidated subsidiaries (excluding extraordinary after-tax or non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after-tax gains and losses from discontinued operations), as adjusted for interest expense; income tax expense; depreciation; amortization; other non-cash charges (gains); if expensed, reasonable costs incurred in connection with the execution of the 2011 Credit Agreement and Loan Documents thereunder; and non-cash transaction losses (gains) due solely to fluctuations in currency values. Covenant EBITDA was further adjusted (up to an aggregate maximum of $14.855 million for all periods, less any LaJobi Earnout Consideration paid, if any, other than in accordance with the 2011 Credit Agreement and/or to the extent not deducted in determining consolidated net income) for: (i) all customs duties, interest, penalties and other related amounts (“Duty Amounts”) owed by LaJobi to U.S. Customs and Border Protection (U.S. Customs”) to the extent they related to the nonpayment or incorrect payment by LaJobi of import duties to U.S. Customs on certain wooden furniture imported by LaJobi from vendors in China resulting in a violation prior to March 30, 2011 of anti-dumping regulations, the related misconduct on the part of certain LaJobi employees, and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 relating thereto (“Duty Events”); (ii) fees and expenses incurred in connection with the internal and U.S. Customs’ investigation of the Duty Amounts and Duty Events (the “Investigations”); and (iii) LaJobi Earnout Consideration, if any, paid in accordance with the terms of the 2011 Credit Agreement.

On May 4, 2012, the Loan Parties, the Administrative Agent and the Required Lenders under the 2011 Credit Agreement executed a letter agreement (the “Letter Agreement”) pursuant to which the Required Lenders and the Loan Parties agreed that up to an aggregate of $1.0 million in severance expense may be treated by the Company as excluded “non-recurring losses” in its determination of consolidated net income. If severance expense at any time exceeded this limitation (any such excess, “Excess Severance”): (i) to the extent deducted from the determination of consolidated net income, the accrual of such Excess Severance expense could be added back to consolidated net income for purposes of calculating Covenant EBITDA during the period when accrued; and (ii) the amount of any Excess Severance payments (regardless of when accrued) would be deducted from Covenant EBITDA during the period when paid.

Pursuant to the Letter Agreement, the Company also agreed to retain a financial consultant to review the issues pertaining to the Company’s customs duties and the LaJobi Earnout Consideration, to review and deliver an opinion regarding the Company’s financial forecasts, and any other mutually-agreed matters. Such consultant must provide periodic reports to the Administrative Agent and the Lenders, including a written report on or before July 31, 2012 (which report has been delivered). Fees and expenses related to such consultant were permitted to be treated as excluded “non-recurring losses” for purposes of determining consolidated net income. In addition, the Loan Parties agreed that prior to January 1, 2013, Total Revolving Outstanding (as defined in the 2011 Credit Agreement) would not be permitted to exceed $70.0 million without the prior written consent of the Required Lenders (such limitation did not constitute a reduction of the commitments under the 2011 Credit Agreement).

The 2011 Credit Agreement contained customary representations and warranties, as well as various affirmative and negative covenants in addition to the 2011 Financial Covenants, including, without limitation, financial reporting (including annual delivery of projections) requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries other than RB Trademark Holdco, LLC, which owns certain intellectual property previously licensed to the buyer of the Company’s former gift business (the “Licensor”)) were prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts and other specified Kids Line and CoCaLo customs duty underpayments, or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below. The activities of the Licensor were also limited.

At the time of any accrual in excess of $1.0 million, or proposed payment, of any Duty Amounts or other specified Kids Line or CoCaLo customs duty underpayments: (i) the Consolidated Fixed Charge Coverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, was required to be at least 1:50:1.0; or (ii) the Consolidated Leverage Ratio, calculated on a pro forma basis as of the last day of the most recently ended quarter with respect to the four most recently ended quarters ending on such date, as if such accrual or payment occurred during such quarter, was required to be equal to or less than 3.25:1:0.

With respect to the payment by KID of dividends, among other things, so long as no event of default or unmatured event of default then exists or would result therefrom, and no violation of the 2011 Financial Covenants then exists or would result therefrom, KID would have been permitted to pay a regular quarterly dividend, provided, however, that prior to such time that the “focused assessment” of U.S. Customs has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Duty Conclusion Date”), such payments, when aggregated with permitted repurchases of KID’s equity securities as described below, were limited to an aggregate amount not to exceed $5.0 million.

With respect to the repurchase by KID of its equity securities, among other things, so long as no event of default or unmatured event of default then existed or would result therefrom, no violation of the 2011 Financial Covenants then existed or would, on a pro forma basis, result therefrom, and the Consolidated Leverage Ratio, on a pro forma basis, was at least 0.25x less than the maximum then permitted, KID would have been permitted to repurchase or redeem its equity securities, provided, however, that prior to the Duty Conclusion Date, such payments, when aggregated with permitted quarterly dividends as described above, was limited to an aggregate amount not to exceed $5.0 million.

With respect to acquisitions, specified non-hostile acquisitions were permitted (without a ceiling on the purchase price therefor), provided that, among other things, immediately before and after giving effect to such acquisition, no event of default or unmatured event of default would exist, the Loan Parties were in pro forma compliance with the 2011 Financial Covenants, the pro forma Consolidated Leverage Ratio was at least 0.25x less than the maximum level then permitted, and minimum availability under the 2011 Revolver was at least $15.0 million.

Generally with respect to the payment of LaJobi Earnout Consideration, if any, both before and immediately after giving effect to any such payment, (i) no event of default or unmatured event of default could then exist or result therefrom, (ii) no violation of the 2011 Financial Covenants or covenants with respect to Duty Amount accruals or payments could then exist or on a pro forma basis, result therefrom, and (iii) the Consolidated Leverage Ratio (calculated on a pro forma basis) had to be at least, if the Duty Conclusion Date had not yet occurred, 0.25 to 1.0 less than the maximum then-permitted.

The 2011 Credit Agreement contained customary events of default (including any failure to remain in compliance with the 2011 Financial Covenants), as well as specified defaults with respect to the LaJobi Earnout Consideration. If an event of default occurred and was continuing (in addition to default interest as described above, and other remedies available to the Lenders), with the consent of the Required Lenders, the Administrative Agent was entitled to, and at the request of such Lenders, the Administrative Agent was required to, declare commitments under the 2011 Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, and/or demand cash collateralization of letters of credit (provided that upon events of bankruptcy, the commitments would be immediately due and payable, and the Borrowers would be required to cash collateralize letters of credit). In addition, an event of default under the 2011 Credit Agreement could result in a cross-default under certain license agreements that we maintain. No such actions were taken as a result of the Covenant Default.

The 2011 Credit Agreement also contained customary conditions to lending, including that no default shall exist, or would result from any proposed extension of credit.

In order to secure the obligations of the Loan Parties under the 2011 Credit Agreement, each Loan Party had pledged 100% of the equity interests of its domestic subsidiaries, including a pledge of the capital stock of each Borrower (other than KID) and the Licensor, and 65% of the equity interests of specified foreign subsidiaries, to the Administrative Agent, and had granted security interests to the Administrative Agent in substantially all of its personal property (other than the assets of the Licensor), all pursuant to the terms of a Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011 (the “2011 Security Agreement”), which amended and restated the Amended and Restated Guaranty and Collateral Agreement dated as of April 2, 2008, as amended, among the Borrowers in favor of the Administrative Agent. As additional security for Sassy, Inc.’s obligations under the 2011 Credit Agreement, Sassy, Inc. had continued its grant of a mortgage for the benefit of the Administrative Agent and the continuing Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

The Borrowers paid an arrangement fee to ML in an aggregate amount of approximately $656,000 and an up-front fee to the Lenders in an aggregate amount of approximately $665,000 in connection with the execution of the 2011 Credit Agreement and related documentation. The Company recorded these costs and related professional fees totaling in the aggregate approximately $1.7 million as deferred charges.

The Borrowers were also required to pay a quarterly commitment fee ranging from 0.30% to 0.45% (based on the Consolidated Leverage Ratio) on the daily unused portions of the 2011 Revolver (outstanding amounts under letters of credit were considered utilization for this purpose; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 2.75% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the 2011 Credit Agreement.

Financing costs associated with the 2011 Credit Agreement, including the arrangement fee and up-front fee described above, were deferred and intended to be amortized over the contractual term of the 2011 Credit Agreement. As a result of the execution of the 2012 Credit Agreement described below, however, the Company expects to incur a non-cash charge of approximately $0.8 million in the third quarter of 2012 to write off a portion of the remaining unamortized deferred financing costs incurred in connection with the 2011 Credit Agreement.

2012 Credit Agreement

As of August 13, 2012, KID, the Borrowers, and the Licensor (which as of such date is included in the definition of “Borrower”), executed a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement (the “2012 Credit Agreement”) with the Lenders and the Administrative Agent. The obligations of the Borrowers under the 2012 Credit Agreement are joint and several. The 2012 Credit Agreement waives the Covenant Default and amends and restates the 2011 Credit Agreement.

The 2012 Credit Agreement provides for: (i) an aggregate maximum $52.0 million revolving credit facility (the “2012 Revolver”), subject to a $47.0 million availability cap (which may be increased in $1.0 million increments up to a maximum of $5.0 million under specified circumstances), and borrowing base limitations based on 80% of eligible receivables, plus the lesser of $20.0 million and 55% of the value of eligible inventory (minus specified reserves, including for rent and dilution); (ii) a $5.0 million sub-facility for letters of credit; (iii) a sub-facility for swing-line loans in a maximum amount of $5.0 million; and (iv) a $23.0 million term loan (the “2012 Term Loan”). Upon execution of the 2012 Credit Agreement, $23.0 million of the amount outstanding under the 2011 Revolver was converted into the 2012 Term Loan, and the remaining amounts continued as outstanding under the 2012 Revolver. KID’s previous ability to increase the amount of its revolver by up to $35.0 million under specified conditions was eliminated from the 2012 Credit Agreement.

Upon submission of the borrowing base certificate due on September 20, 2012, the Borrowers are required to make an immediate principal repayment in respect of the 2012 Term Loan in an amount equal to the amount by which the sum of the availability under the 2012 Revolver plus the Loan Parties’ cash and cash equivalents on such date exceeds $5.0 million. If at any time thereafter, the borrowing base is increased as a result of specified increases in eligible inventory, the Borrowers will be required to make an additional principal pay-down in the amount of such increase. Commencing September 30, 2012, the Borrowers are required to make monthly amortization payments on the 2012 Term Loan based on a 5-year amortization schedule (after giving effect to the September 20, 2012 payment described above). Amounts repaid on the 2012 Term Loan may not be reborrowed.

Loans under the 2012 Credit Agreement are required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or any debt or equity issuances, and in the amount of any increase in the availability cap. The maturity date of amounts outstanding under the 2012 Credit Agreement is April 1, 2014 (subject to customary early termination provisions).

The 2012 Revolver and the 2012 Term Loan bear interest, at the Borrowers’ option, at a specified base rate (the highest of (x) the Administrative Agent’s prime rate, (y) the Federal Funds rate plus 0.50%, and (c) a specified Eurodollar base rate plus 1.0%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins, and in the case of the 2012 Term Loan commencing on December 15, 2012, an in-kind interest rate of 2% (“PIK Interest”), which may be accrued to the outstanding principal of the 2012 Term Loan. With respect to the 2012 Revolver, applicable margins range from 1.75% to 3.00% on Eurodollar rate loans and 0.75% to 2.00% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined below) for the applicable trailing twelve month period. With respect to the 2012 Term Loan, the applicable margin is 8.0% on Eurodollar rate loans and 7.0% on base rate loans; provided further, that if the 2012 Term Loan and all interest accrued thereon other than PIK Interest is paid in full on or prior to December 15, 2012, the PIK Interest will be waived.

During the continuance of any default under the 2012 Credit Agreement, the applicable margin shall increase by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of Lenders holding a majority of the commitments (the “Required Lenders”) and prior written notice to KID).

The Borrowers may prepay the 2012 Revolver, the 2012 Term Loan and any swing-line loans at any time and from time to time without premium or penalty, and without a corresponding commitment reduction in the case of the 2012 Revolver. The unutilized portion of the 2012 Revolver may be reduced or terminated by the Borrowers at any time and from time to time without premium or penalty.

Commencing no later than November 15, 2012, substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), will be swept and applied to repayment of the 2012 Revolver.

Under the terms of the 2012 Credit Agreement, the Company is required to comply with the following financial covenants (the “2012 Financial Covenants”):

(a) a monthly maximum Consolidated Leverage Ratio (defined below), for the periods and in the amounts set forth in detail in Note 13 to the Notes to Unaudited Consolidated Financial Statements, and (b) a monthly minimum Consolidated Fixed Charge Coverage Ratio (defined below), for the periods and in the amounts set forth in detail in Note 13 to the Notes to Unaudited Consolidated Financial Statements.

Covenants would revert to quarterly testing upon the last to occur of: (a) December 31, 2012; (b) the last day of the first trailing-twelve month period during which the Borrowers’ Consolidated Leverage Ratio is less than 3.00 to 1.00 and the Borrowers’ Consolidated Fixed Charge Coverage Ratio is greater than 1.50 to 1.00; (c) the date upon which the Borrowers’ reach definitive settlement agreements with U.S. Customs with respect to all outstanding Duty Events (amended as described below); and (d) the repayment of the 2012 Term Loan in full (such latest date, the “Transition Date”). The definition of “Duty Events” for all purposes under the 2012 Credit Agreement was amended to include specified customs duty underpayments made by Kids Line, CoCaLo and Sassy.

The Consolidated Fixed Charge Coverage Ratio under the 2012 Credit Agreement means, as of any date of determination, the ratio of (a) Covenant EBITDA for the applicable period of computation (set forth in Note 13 to the Notes to Unaudited Consolidated Financial Statements) minus the sum of (i) all unfinanced capital expenditures incurred during such period, (ii) all cash taxes paid by KID during such period, and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease paid or payable in cash plus any amounts paid during such period in respect of (i) any Duty Amounts (amended for all purposes under the 2012 Credit Agreement to mean all customs duties, interest, penalties and any other amounts payable to U.S. Customs by LaJobi, Kids Line, CoCaLo or Sassy, to the extent such amounts relate to the amended definition of Duty Events) or (ii) the LaJobi Earnout Consideration, if any.

The Consolidated Leverage Ratio under the 2012 Credit Agreement is the ratio of the indebtedness of the Company to Covenant EBITDA for the trailing twelve-month period ending on the date of determination. Indebtedness, as used in the determination of the maximum Consolidated Leverage Ratio, generally means the outstanding principal amount of all debt (including obligations under capital leases plus the undrawn face amounts of all letters of credit, and excluding LaJobi Earnout Consideration and contractually agreed-upon payments related to Duty Amounts).

Covenant EBITDA, as defined in the 2012 Credit Agreement, is a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the 2012 Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified duty amounts underpayments, and payment of LaJobi Earnout Consideration, if any, can be made if other specified prerequisites are met, and the determination of the amount of specified fees. Covenant EBITDA for purposes of the 2012 Credit Agreement is defined generally as the net income of the Company (excluding extraordinary after-tax or non-cash non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after tax gains and losses from discontinued operations), as adjusted for, to the extent deducted (added) in determining net income: (i) interest expense; (ii) income tax expense; (iii) depreciation; (iv) amortization; (v) other non-cash charges (gains); (vi) if expensed, reasonable costs incurred in connection with the execution of the 2012 Credit Agreement and Loan Documents thereunder; (vii) non-cash transaction losses (gains) due solely to fluctuations in currency values, in each case, during such period; and (viii) if accrued or expensed during or after the quarter ending December 31, 2010 (or in any prior period to the extent a restatement is required), (a) the amount of all Duty Amounts so accrued or expensed, (b) the amount of LaJobi Earnout Consideration, if any, paid in accordance with the terms of the 2012 Credit Agreement and (c) fees and expenses incurred by the Loan Parties in connection with the Loan Parties’ and any governmental authority's investigation of the Duty Amounts and Duty Events, in an aggregate amount under clauses (a), (b) and (c) not to exceed the sum, for all periods, of (x) $14.855 million less (y) the amount of LaJobi Earnout Consideration, if any, paid, other than in accordance with the terms of the 2012 Credit Agreement and/or to the extent not deducted in determining consolidated net income. Notwithstanding the foregoing, the determination of Covenant EBITDA shall be subject to caps in respect of (i) professional fees and expenses incurred after July 1, 2012 that may be added back in the amount of $1,000,000 through September 30, 2012, $1,500,000 through December 31, 2012, $1,800,000 through December 31, 2013, plus all reasonable and necessary fees and expenses of the Retained Executive (defined below), if required to be retained in 2012, and (ii) restructuring costs that may be added back as determined by the Administrative Agent in its discretion.

The 2012 Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the 2012 Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events and required compliance certificates. In addition, among other restrictions, the Loan Parties (and their subsidiaries) are prohibited from consummating a merger or other fundamental change, paying dividends and making distributions, purchasing or redeeming stock, incurring additional debt or allowing liens to exist on its assets, making acquisitions, disposing of assets and other transactions outside of the ordinary course of business, making specified payments and investments, engaging in transactions with affiliates, paying Duty Amounts, or paying any LaJobi Earnout Consideration, subject in each case to specified exceptions, some of which are described below.

In addition to the restrictions on the payment by KID of dividends, the repurchase by KID of its equity securities, and the consummations of certain acquisitions contained in the 2011 Credit Agreement (and described in “2011 Credit Agreement” above), such activities are generally prohibited under the 2012 Credit Agreement until such time as the 2012 Term Loan is repaid in full.

Generally with respect to the payment of LaJobi Earnout Consideration, any final judgment against the Borrowers in respect of thereof, and any required payments in respect thereof, would be governed through a judgment default threshold of $2.5 million.

The 2012 Credit Agreement also requires that the Borrowers provide the Administrative Agent with frequent and detailed financial reporting, projections and reconciliations.

On or before September 15, 2012, the Company is required to retain a financial advisor (and until such time as a financial advisor is retained, continue to retain JH Cohn in such capacity). In addition, in the event that the Borrowers fail to: (i) deliver, on or before October 15, 2012, a letter of intent for an equity or subordinated debt infusion in an amount sufficient to satisfy the 2012 Term Loan in full on or before December 15, 2012, (ii) deliver, on or before November 15, 2012, a binding commitment letter with respect to such an equity or subordinated debt infusion on terms reasonably acceptable to the Required Lenders, or (iii) satisfy the 2012 Term Loan in full on or before December 15, 2012, then, within 5 business days of any such failure, the Borrowers are required to engage the financial advisor referred to above in an executive capacity (the “Retained Executive”) who will have certain authority over operations.

The 2012 Credit Agreement contains customary events of default (including any failure to remain in compliance with the 2012 Financial Covenants). If an event of default occurs and is continuing (in addition to default interest as described above, the requirement for all PIK interest to be paid in cash, and other remedies available to the Lenders), with the consent of the Required Lenders, the Administrative Agent is entitled to, and at the request of such Lenders, the Administrative Agent is required to, declare commitments under the 2012 Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, and/or demand cash collateralization of letters of credit (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit). In addition, an event of default under the 2012 Credit Agreement could result in a cross-default under certain license agreements that the Company maintains.

The 2012 Credit Agreement also contains customary conditions to lending, including that no default shall exist, or would result from any proposed extension of credit.

The Company paid fees and expenses to the Administrative Agent in the aggregate amount of $375,000 in connection with the execution of the 2012 Credit Agreement (the “Arrangement Fee”). In addition, the Company incurred a waiver and amendment fee of $375,000 to the Lenders (the “Waiver and Amendment Fee”). With respect to each of the Arrangement Fee and the Waiver and Amendment Fee, $187,500 was paid on August 13, 2012. The remaining balance of $187,500 of each of the Arrangement Fee and the Waiver and Amendment Fee is payable on December 16, 2012; provided, that (i) if all outstanding obligations under the 2012 Credit Agreement have been paid in full on or before December 15, 2012, each of such remaining balances will be waived in their entirety, and (ii) if the 2012 Term Loan has been paid in full on or before December 15, 2012, $57,500 of each of the remaining balances will be waived. The Borrowers are also required to pay a quarterly commitment fee ranging from 0.30% to 0.50% (based on the Consolidated Leverage Ratio) on the daily unused portions of the 2012 Revolver (outstanding amounts under letters of credit are considered utilization for this purpose; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 3.00% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the 2012 Credit Agreement. In addition, in the event the 2012 Term Loan has not been repaid in full on or before December 15, 2012, the Company shall pay to the Administrative Agent for the account of the Lenders a fee in an amount equal to the product of (i) 2% and (ii) the actual daily outstanding principal amount of the 2012 Term Loan from August 13, 2012 through December 15, 2012 (this fee may be accrued to the 2012 Term Loan at the Company’s election so long as there is no event of default on the day it is due).

Financing costs, including the fees and expenses paid upon execution of the 2012 Credit Agreement, will be recorded in accordance with applicable financial accounting standards.

Other Events and Circumstances Pertaining to Liquidity

A discussion of, among other things: (i) the restatement of specified previously-issued financial statements, including the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) an arbitration demand initiated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, the impact of such restatement on such matters, and the position of the Company with respect thereto, and a related motion by Mr. Bivona to require the Company to deposit $11.7 million in escrow prior to the arbitration hearing; (iii) the “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith, and an informal SEC investigation and a document request from the United States Attorney’s Office for the District of New Jersey with respect to such matters; (iv) the Customs Review, charges recorded in connection therewith, and the Customs Investigation (each as defined and described in detail in Note 9 to the Notes to Unaudited Consolidated Financial Statements); (v) a putative class action filed against KID and certain of its officers and directors in March of 2011, the subsequent dismissal of such proceeding without prejudice, the filing of a second amended complaint with respect thereto on May 7, 2012, and the defendants’ motions to dismiss the second amended complaint on June 29, 2012; (vi) a putative derivative shareholder litigation instituted in May of 2011, the dismissal of such proceeding without prejudice, and a subsequent motion to compel the inspection of documents filed by the plaintiff in such action in April of 2012; (vii) a complaint filed against Kids Line with respect to specified wages and hours allegations; and (viii) a CPSC staff investigation into alleged LaJobi violations of certain reporting requirements, can be found in the section captioned “Recent Developments” above, Part II, Item 1 “Legal Proceedings”, or Notes 9 and 12 of the Notes to Unaudited Consolidated Financial Statements.

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

We commenced the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring aggregate costs of approximately $4.3 million, of which $2.2 million has been incurred as of June 30, 2012. We anticipate the balance of the costs to be incurred as follows: $1.1 million in the remainder of 2012 and $1.0 million in 2013. Such costs have been financed to date with borrowings under our credit facility, and are intended to be so financed in the future. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in the 2012 Credit Agreement, which, in addition to limits on revolver availability and a stricter Consolidated Leverage Ratio for this purpose (0.25x less than the maximum then permitted), limits the aggregate amount that can be expended on share repurchases and dividends to $5.0 million until the focused assessment has been concluded and all duty amounts have been paid, and prohibits such repurchases until the 2012 Term Loan has been repaid in full. (See “2012 Credit Agreement” above). The share repurchase program may be suspended or discontinued at any time without prior notice.

Consistent with our past practices and in the normal course of our business, we regularly review acquisition opportunities of varying sizes. We may consider the use of debt or equity financing to fund potential acquisitions. The 2012 Credit Agreement includes provisions that place limitations on our ability to enter into acquisitions, mergers or similar transactions, as well as a number of other activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends, repurchase our common stock, or dispose of or sell assets (subject to limited exceptions specified therein), and in most cases, requires the proceeds from the foregoing activities, to the extent permitted, to repay amounts outstanding under the 2012 Credit Agreement, including the proceeds from permitted debt and equity issuances, and most asset sales, including a sale of the assets or membership interests in the Licensor and any sale of the real estate owned by Sassy. These covenants could restrict our ability to pursue opportunities to expand our business operations. See “Debt Financings – 2012 Credit Agreement” above.

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of June 30, 2012 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Operating Lease Obligations	$7,832	$1,578	$2,412	$979	$1,013	$938	$912
Purchase Obligations (1)	30,748	30,748	—	—	—	—	—
Long Term Debt Obligations (2)	23,000	1,533	4,600	16,867	—	—	—
Interest on Long Term Debt Obligations (3)	3,080	741	1,917	422
Royalty Obligations	8,069	3,870	2,824	1,354	21	—	—

Total Contractual Obligations (2)(4)(5)	$72,729	$38,470	$11,753	$19,622	$1,034	$938	$912

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.
(2)	Reflects repayment obligations under the 2012 Credit Agreement. Prior to the execution of the 2012 Credit Agreement on August 13, 2012, and as permitted by applicable accounting standards, all of the Company’s indebtedness for borrowed money was classified as long-term debt. In connection with the execution of the 2012 Credit Agreement, however, the Company’s revolver was required to be reclassified as short-term debt. In addition, because part of the Company’s previously-outstanding revolver was converted into a term loan, the current portion of such term loan was required to be classified as short-term debt as well. In accordance with applicable accounting standards, this reclassification was deemed to have occurred as of June 30, 2012. See Note 13 of the Notes to Unaudited Consolidated Financial Statements for a description of the 2012 Credit Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of June 30, 2012, approximately $24.7 million borrowed under the 2012 Revolver. Required interest under the 2012 Revolver is based on the outstanding debt and applicable interest margins and cannot be calculated. The estimated 2012 interest payment for the 2012 Revolver using an assumed 3.50% interest rate would be $0.4 million. Such amounts are estimates only and actual interest payments could differ materially. The 2012 Revolver matures on April 1, 2014, at which time any amounts outstanding are due and payable. Also excludes obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events. See “Debt Financings — 2011 Credit Agreement” for a description of the Company’s previous credit agreement.
(3)	This amount reflects estimated interest payments on the 2012 Term Loan as of June 30, 2012 calculated using an assumed interest rate of 10% and then-current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the 2012 Revolver (discussed in footnote 2 above). See Note 13 of the Notes to Unaudited Consolidated Financial Statements for a description of the 2012 Credit Amendment, including the interest rates applicable to the 2012 Term Loan.

(4)	Does not include contingent obligations under off-balance sheet arrangements, if any, or otherwise, as the amount, if any, or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below, “Other Events and Circumstances Pertaining to Liquidity” above and Note 9 to the Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s Off Balance Sheet Arrangements and contingent liabilities. The liability recorded as of December 31, 2010 of $11.7 million in connection with the potential LaJobi earnout is included in accrued expense (and is not included in the table above), as the amount, if any, or the timing of any potential settlement is not reasonably estimable.
(5)	Of the total income tax payable for uncertain tax positions of $748,000, we have classified $674,000 as a current liability as of June 30, 2012, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements

As of June 30, 2012, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2011 10-K.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions, and include, but are not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management and assumptions regarding our future performance, operating expenses, working capital needs, liquidity and capital requirements, business trends and competitiveness. Forward-looking statements include, but are not limited to, words such as “believe,” “plan,” “anticipate,” “estimate,” “project”, “may”, “planned”, “potential”, “should”, “will, “would”, “could”, “might”, “possible”, “contemplate”, “continue”, “expect,” “intend,” “seek” or the negative of or other variations on these and other similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, are also forward-looking statements. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, those set forth under Part I, Item 1A, Risk Factors, of the 2011 10-K, and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance. Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2012, there have been no material changes in the Company’s market risks as described in Item 7A of our 2011 10-K. But see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under the section captioned “Debt Financings — 2012 Credit Agreement” for a description of the 2012 Credit Agreement, executed as of August 13, 2012, and the interest rates applicable to the 2012 Term Loan, the 2011 Revolver, and other loans outstanding thereunder.

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

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2012. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

CPSC Staff Investigation

By letter dated July 26, 2012, the staff (the “CPSC Staff”) of the U.S. Consumer Product Safety Commission (“CPSC”) informed the Company that it has investigated whether LaJobi timely complied with certain reporting requirements of the Consumer Product Safety Act (the “CPSA”) with respect to various models of drop-side and wooden-slat cribs distributed by LaJobi during the period commencing in 1999 through 2010, which cribs were recalled voluntarily by LaJobi during 2009 and 2010. The letter states that, unless LaJobi is able to resolve the matter with the CPSC Staff, the CPSC Staff intends to recommend to the CPSC that it seek the imposition of a substantial civil penalty for the alleged violations.

The Company disagrees with the position of the CPSC Staff, and believes that such position is unwarranted under the circumstances. As permitted by the notice, the Company intends to provide the CPSC Staff with additional supplemental information in support of the Company’s position, including relevant factors in the Company’s favor that are required to be considered by the CPSC prior to the imposition of any civil penalty, and the Company intends to work closely with the CPSC Staff in an effort to resolve this issue.

Given the current status of this matter, however, it is not yet possible to determine what, if any, actions will be taken by the CPSC, whether a civil penalty will be assessed, and if so assessed, the amount thereof. Based on currently available information, the Company cannot estimate the amount of the loss (or range of loss), if any, in connection with this matter. As a result, no amounts have been accrued in connection therewith, although legal costs will be expensed as incurred. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s financial condition, results of operations and/or cash flows.

Bivona Arbitration

As has been previously disclosed, the Company received a letter on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, and a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause”, violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. On July 18, 2012, Mr. Bivona filed a motion to compel the Company to deposit $11.7 million in escrow, prior to the arbitration hearing, based on the Company’s disclosures regarding Mr. Bivona’s earnout claim, and without taking into consideration any of the Company’s defenses or counterclaims. The Company believes the motion is without merit and intends to continue to vigorously defend against all of Mr. Bivona’s claims (including his latest motion described above). The Company believes that it will prevail, based on, among other things, its affirmative defenses, counterclaims and third-party claims, although there can be no assurance that this will be the case.

Also see Note 9 of the Notes to Unaudited Consolidated Financial Statements for a discussion of: (i) the LaJobi Focused Assessment; (ii) a customs compliance investigation and review of the Company’s non-LaJobi subsidiaries instituted by the Company; (iii) an SEC informal investigation of LaJobi’s customs and Asia staffing practices; (iv) a request for information from the U.S. Attorney’s Office for the District of New Jersey to the Company; (v) a putative class action filed against KID and certain of its officers and directors in March of 2011, the subsequent dismissal of such proceeding without prejudice, and the filing of a second amended complaint with respect thereto on May 7, 2012, and the defendants’ motions to dismiss such complaint on June 29, 2012; (vi) a putative derivative shareholder litigation instituted in May of 2011, the dismissal of such proceeding without prejudice, and a subsequent motion to compel the inspection of documents filed by the plaintiff in such action in April of 2012; and (vii) a wages and hours putative class action complaint initiated against Kids Line. There have been no material developments in any such proceedings during the quarter ended June 30, 2012.

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

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2011 10-K, except as set forth below:

Deviations from expected results of operations and/or expected cash requirements could result in a default under our credit agreement and/or adversely affect our financial condition and results of operations

Any significant deviation in actual results from our expected results of operations, any significant deviation in the timing of material expenditures from current estimates, or any significant earnout payments, significant business or product acquisitions, or other significant unanticipated expenses (including customs duty assessments and related interest in excess of current accruals, and/or any related penalties) could result in a default under the 2012 Credit Agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. Any significant payment by us or escrow requirement in respect of the LaJobi earnout consideration could result in a default under the 2012 Credit Agreement and could have a material adverse effect on our financial condition and results of operations. See “Inability to maintain compliance with the bank covenants” and “We are currently party to litigation that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business” in the 2011 10-K. See also “Debt Financing – 2012 Credit Agreement” for conditions precedent contained in the 2012 Credit Agreement with respect to the payment of any earnout consideration, as well as the impact of any such payment on our required financial covenants. More generally, if actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amount of recoverability of property, plant and equipment, intangible assets, valuation allowances for receivables, inventories and deferred income tax assets), liabilities (including accruals for income taxes and liabilities) and or other items reflected in our consolidated financial statements, it could adversely affect our results of operations and financial condition.

Future sales of our common stock by us could adversely affect its price and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

We may in the future sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2012, the Company was not in compliance with the consolidated leverage ratio covenant (the “Covenant Default”) under its then-existing credit agreement. As a result, such credit agreement was amended, as of August 13, 2012, via a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement, to among other things, waive such Covenant Default, amend the financial covenants applicable to the Company for future periods, and in consideration therefor, amend the terms of the facility. Information regarding such events is contained in Notes 4 and 13 of the Notes to Unaudited Consolidated Financial Statements, and under the caption “Debt Financings” of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are incorporated by reference herein.

ITEM 5.	OTHER INFORMATION

See Item 3 above.

ITEM 6.	EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q:

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (“eXtensible Business Reporting Language”) will be filed by amendment to this Form 10-Q within 30 days of the due date of this Form 10-Q, as permitted by Rule 405 (a)(2)(ii) of Regulation ST: (i) Consolidated Statement of Operations for the three and six month periods ended June 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income/ (Loss) for the three and six month periods ended June 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, and (iv) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011 , and (v) the Notes to Unaudited Consolidated Financial Statements

Items 2 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC.
(Registrant)

	By	/s/ Guy A. Paglinco
Date: August 13, 2012		Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.