Form 10-Q/A
period 2012-06-30
KID BRANDS, INC
filed 2012-09-10
CIK 739878

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the three months ended June 30, 2012 filed by Kid Brands, Inc. (the “Company”) with the Securities and Exchange Commission on August 13, 2012 (the “Original Filing”), is to furnish Exhibit 101 in accordance with the grace period provided by Rule 405 of Regulation S-T. Exhibit 101 provides the Company’s financial statements and related notes included in the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each Item of the Original Filing that is affected by Amendment No. 1 has been amended and restated in its entirety. All other Items of the Original Filing are unaffected by Amendment No. 1 and such Items have not been included herein. Except as otherwise noted, information included in this Amendment No. 1 is stated as of June 30, 2012 and does not reflect any subsequent information or events.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q.

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002, incorporated herein by reference to the Original Filing.

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following unaudited financial information included in the Original Filing, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six month periods ended June 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

KID BRANDS, INC.
(Registrant)

	By	/s/ Guy A. Paglinco
Date: September 10, 2012		Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following unaudited financial information included in the Original Filing, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six month periods ended June 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.