Form 10-Q
period 2012-09-30
KID BRANDS, INC
filed 2012-11-20
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 19, 2012 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,839,289

KID BRANDS, INC.

RELIANCE ON SECURITIES EXCHANGE COMMISSION EXEMPTIVE ORDER

PURSUANT TO SECTIONS 17A and 36 of the SECURITIES AND EXCHANGE ACT OF 1934

(SEC Release No. 68224 dated November 14, 2012)

The registrant is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (“the Q3 10-Q”) in reliance on the Securities Exchange Commission’s Exemptive Order, issued pursuant to Sections 17A and 36 of the Securities and Exchange Act of 1934 and contained in SEC Release No. 68224 dated November 14, 2012. The registrant was unable to file the Q3 10-Q on a timely basis as a result of Hurricane Sandy and its aftermath. The hurricane resulted in the complete closure of the East Rutherford, New Jersey corporate offices and shut down of the computers systems of Kid Brands, Inc. (the “Company”) from October 29, 2012 until November 5, 2012. During this period, communications were hampered, and the Company suffered from a lack of electricity, facilities and the availability of staff and professional advisors to finalize the financial data necessary to complete the financial statements to be included in the Q3 10-Q. Even after the Company’s offices were reopened and power restored, the Company’s efforts to complete the Q3 10-Q continued to be hindered as a result of the diversion of resources and focus of management on restoration of the functionality of the Company’s operations, continued slowdowns in the processing and confirmation of XBRL tagging and accuracy, and the inability of the registrant to consummate a final financial and legal review of such report prior to the close of business on November 14, 2012.

KID BRANDS, INC.

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,138	$2,456
Accounts receivable- trade, less allowances of $5,946 in 2012 and $6,784 in 2011	42,726	39,313
Inventories, net	43,293	42,688
Prepaid expenses and other current assets	2,619	3,728
Income tax receivable	835	2,149
Deferred income taxes, net	60	5,458

Total current assets	90,671	95,792
Property, plant and equipment, net	5,285	5,008
Intangible assets	44,838	45,453
Note receivable, net allowance of $14,955 in 2012 and 2011	—	—
Deferred income taxes, net	938	43,670
Other assets	1,834	2,923

Total assets	$143,566	$192,846

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,380	$—
Short-term debt	33,500	—
Accounts payable	15,335	19,136
Accrued expenses	30,513	32,318
Income taxes payable	691	705

Total current liabilities	84,419	52,159
Income taxes payable non-current	76	74
Deferred income taxes	367	360
Long-term debt	17,520	49,490
Other long-term liabilities	636	949

Total liabilities	103,018	103,032

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at September 30, 2012 and December 31, 2011	2,674	2,674
Additional paid-in capital	88,431	89,027
Retained earnings	44,557	94,713
Accumulated other comprehensive income	466	550
Treasury stock, at cost 4,890,631 and 4,971,025 shares at September 30, 2012 and December 31, 2011, respectively	(95,580)	(97,150)

Total shareholders’ equity	40,548	89,814

Total liabilities and shareholders’ equity	$143,566	$192,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(Restated See Note 12)	2012	2011(Restated See Note 12)
Net sales	$60,909	$69,475	$171,607	$189,603

Cost of sales	47,502	50,998	131,299	138,690

Gross profit	13,407	18,477	40,308	50,913

Selling, general and administrative expenses	12,353	16,221	39,036	46,306

TRC valuation reserve	—	—	—	(2,000)

Income from operations	1,054	2,256	1,272	6,607

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,557)	(2,025)	(3,858)	(4,245)
Interest and investment income	3	4	10	11
Other, net	154	(180)	195	(84)

	(1,400)	(2,201)	(3,653)	(4,318)

(Loss) income before income tax provision	(346)	55	(2,381)	2,289

Income tax provision	49,216	232	47,775	5,504

Net (loss)	$(49,562)	$(177)	$(50,156)	$(3,215)

Net (loss) per share:
Basic	$(2.27)	$(0.01)	$(2.30)	$(0.15)

Diluted	$(2.27)	$(0.01)	$(2.30)	$(0.15)

Weighted average shares:
Basic	21,835,000	21,653,000	21,826,000	21,646,000

Diluted	21,835,000	21,653,000	21,826,000	21,646,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(In Thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (Restated See Note 12)	2012	2011 (Restated See Note 12)
Net (loss)	$(49,562)	$(177)	$(50,156)	$(3,215)
Other comprehensive loss:
Unrealized gain on derivative	—	2	—	33
Reclassification into income-derivative	—	54	—	54
Foreign currency translation adjustments	(59)	(39)	(85)	(102)

Comprehensive (loss)	$(49,621)	$(160)	$(50,241)	$(3,230)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011(Restated- See Note 12)
Cash flows from operating activities:
Net loss	$(50,156)	$(3,215)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,037	2,986
Amortization and write off of deferred financing costs	1,794	1,610
Provision for customer allowances	18,466	22,876
Provision for inventory reserve	2,786	1,559
Share-based compensation expense	828	1,757
TRC valuation reserve	—	(2,000)
Deferred income taxes	48,137	4,216
Change in assets and liabilities:
Accounts receivable	(21,842)	(16,843)
Income tax receivable	1,314	(641)
Inventories	(3,294)	(498)
Prepaid expenses and other current assets	1,117	1,230
Other assets	185	453
Accounts payable	(3,820)	(7,300)
Accrued expenses	(2,638)	3,600
Income taxes payable	(12)	1,330

Net cash (used in) provided by operating activities	(5,098)	11,120

Cash flows from investing activities:
Capital expenditures	(1,100)	(1,019)
Purchase of Kokopax	(100)	—

Net cash used in investing activities	(1,200)	(1,019)

Cash flows from financing activities:
Proceeds from issuance of common stock	146	243
Excess tax benefit from stock-based compensation	—	(135)
Payment of financing fees	(889)	(1,680)
Repayment (borrowing) of long-term debt	(1,100)	10,739
Net borrowing (payment) of revolving credit facilities	7,010	(18,595)

Net cash provided by (used in) financing activities	5,167	(9,428)

Effect of exchange rate changes on cash and cash equivalents	(187)	63

Net (decrease) increase in cash and cash equivalents	(1,318)	736
Cash and cash equivalents at beginning of period	2,456	1,075

Cash and cash equivalents at end of period	$1,138	$1,811

Cash paid during the period for:
Interest	$2,174	$2,021
Income taxes (refunded) paid	$(1,724)	$649
Non-Cash information:
Kokopax Earnout Consideration	$499	—

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

The Company’s current operating subsidiaries consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), which are each direct or indirect wholly-owned subsidiaries of KID, and design, manufacture through third parties and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years, including the recently acquired Kokopax® line of baby gear products as described in Note 6 (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 (the “Q1 10-Q”) and June 30, 2012 (the “Q2 10-Q”) and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “2011 10-K”).

Restatement

The Company has restated herein its unaudited interim consolidated financial statements for the three and nine month periods ended September 30, 2011, as included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. See Note 12.

Certain prior year amounts have been reclassified to conform to the 2012 presentation.

The Company evaluates all subsequent events prior to filing.

NOTE 2—SHAREHOLDERS’ EQUITY

Share-Based Compensation

As of September 30, 2012, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008, and the 2009 ESPP was suspended for the 2012 and 2013 plan years. In addition, the Company may issue equity awards outside of the Plans. As of September 30, 2012, an aggregate of 597,015 stock appreciation rights are outstanding that were granted as inducement awards outside the EI Plan as a result of the limited number of shares remaining available for issuance thereunder. These grants vest ratably over a five year period, and if unexercised, generally expire on September 14, 2017. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence also applies to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At September 30, 2012, 977,486 shares were available for issuance under the EI Plan.

The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At September 30, 2012, 6,663 shares were available for issuance under the 2009 ESPP. As noted above, the 2009 ESPP has been suspended for the 2012 and 2013 plan years.

Impact on Net (Loss)

The components of share-based compensation expense follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock option expense	$84	$459	$216	$712
Restricted stock expense	9	172	26	340
Restricted stock unit expense	62	35	172	142
SAR expense	88	127	414	461
ESPP expense	—	34	—	102

Total share-based payment expense	$243	$827	$828	$1,757

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three and nine months ended September 30, 2012 or 2011. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton option pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are included below for SARs only, as there were no stock options issued during the three or nine months ended September 30, 2012 or 2011. Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.

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

As of September 30, 2012, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.2 million, and is expected to be recognized over a weighted-average period of 1.3 years.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity regarding outstanding stock options for the nine months ended September 30, 2012 is as follows:

	All Stock Options Outstanding
	Shares	Weighted Average Exercise Price
Options Outstanding as of December 31, 2011	446,975	$12.55
Options Granted	—	—
Options Forfeited/Cancelled*	(31,400)	$14.40

Options Outstanding as of September 30, 2012	415,575	$12.41

Option price range at September 30, 2012	$6.63 - $34.05

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding stock options was $0 at September 30, 2012 and December 31, 2011. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. No stock options were exercised during the three and nine months ended September 30, 2012 or 2011, respectively and 32,000 stock options vested during the three and nine months ended September 30, 2012.

A summary of the Company’s unvested stock options at September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

	Options	Weighted Average Grant Date Fair Value
Unvested stock options
Unvested at December 31, 2011	107,200	$4.63
Granted	—	$—
Vested	(32,000)	$3.83
Forfeited/cancelled*	(2,280)	$6.58

Unvested stock options at September 30, 2012	72,920	$4.92

*	See disclosure below regarding forfeitures.

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

During the three and nine months ended September 30, 2012 and 2011, respectively, there were no shares of restricted stock issued under the EI Plan or otherwise. At September 30, 2012 and December 31, 2011, there were 1,880 and 2,720 shares of unvested restricted stock outstanding, respectively. These restricted stock grants have vesting periods of five years, with fair values (per share) at date of grant ranging from $14.90 to $16.77. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock on the date of grant.

A summary of the Company’s unvested restricted stock at September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested Restricted Stock
Unvested at December 31, 2011	2,720	$16.43
Granted	—	$—
Vested	(500)	$14.90
Forfeited/cancelled*	(340)	$16.77

Unvested restricted stock at September 30, 2012	1,880	$16.77

*	See disclosure below regarding forfeitures.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2012, the total remaining unrecognized compensation cost related to issuances of restricted stock was approximately $10,300 and is expected to be recognized over a weighted-average period of 0.2 years.

Restricted Stock Units

A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the consolidated balance sheets. There were 25,000 and 127,250 RSUs issued to employees of the Company during the three and nine months ended September 30, 2012, respectively. There were 34,000 and 54,000 RSUs issued to employees of the Company during the three and nine months ended September 30, 2011, respectively.

The fair value of each RSU grant is estimated on the grant date. The fair value is set using the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.

A summary of the Company’s unvested RSUs at September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2011	148,560	$5.47
Granted	127,250	$2.70
Vested	(26,450)	$5.22
Forfeited/cancelled*	(19,730)	$4.24

Unvested at September 30, 2012	229,630	$4.07

*	See disclosure below regarding forfeitures.

As of September 30, 2012, there was approximately $0.8 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Stock Appreciation Rights

A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee, in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. There were 668,265 and 975,015 SARs granted during the three and nine months ended September 30, 2012, respectively. There were 97,500 and 182,500 SARs granted during the three and nine months ended September 30, 2011, respectively. SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets. There were no SARs exercised in the three and nine months ended September 30, 2012. There were 0 and 1,100 SARs exercised during the three and nine months ended September 30, 2011, respectively, all of which were settled in cash. There were 42,900 and 102,950 SARs vested during the three and nine months ended September 30, 2012, respectively.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used to estimate the weighted average fair value of the SARs granted during the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Dividend yield	0%	0%
Risk-free interest rate	0.78%	1.39%
Volatility	86.9%	89.5%
Expected term (years)	5	4.5
Weighted-average fair value of SARs granted	$1.26	$3.98

Activity regarding outstanding SARs for the nine months ended September 30, 2012 is as follows:

	All SARs Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2011	787,690	$5.63
SARs Granted	975,015	$1.87
SARs Exercised	—	—
SARs Forfeited/Cancelled*	(130,070)	$4.75

SARs Outstanding as of September 30, 2012	1,632,635	$3.46

SAR price range at September 30, 2012	$1.34 – $8.50

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding SARs at September 30, 2012 and December 31, 2011 was $121,983 and $81,500, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR.

A summary of the Company’s unvested SARs at September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value Per Share
Unvested at December 31, 2011	583,740	$3.64
Granted	975,015	$1.26
Vested	(102,950)	$3.55
Forfeited*	(113,030)	$2.80

Unvested at September 30, 2012	1,342,775	$1.99

*	See disclosure below regarding forfeitures.

As of September 30, 2012, there was approximately $2.3 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.6 years.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

Under the 2009 ESPP (until its suspension for the 2012 and 2013 plan years), eligible employees were provided the opportunity to purchase KID’s Common Stock at a discount. Pursuant to the 2009 ESPP, options were granted to participants as of the first trading day of each plan year, which is the calendar year, and were exercised as of the last trading day of each plan year, to purchase from KID the number of shares of Common Stock that could have been purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year (through 2011), an eligible employee could elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee had the right to purchase Common Stock under the 2009 ESPP that had a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price was the lesser of 85% of the closing market price of KID’s Common Stock on either the first trading day or the last trading day of the plan year. If an employee did not elect to exercise his or her option, the total amount credited to his or her account during that plan year was returned to such employee without interest, and his or her option expired. At September 30, 2012, 6,663 shares were available for issuance under the 2009 ESPP. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013.

The fair value of each option granted under the 2009 ESPP during the nine months ended September 30, 2011 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average common shares outstanding included in the computation of basic and diluted net (loss) per share is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding-Basic	21,835	21,653	21,826	21,646
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	—	—	—	—

Weighted average common shares outstanding assuming dilution	21,835	21,653	21,826	21,646

The computation of diluted net loss per common share for the three and nine months ended September 30, 2012 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.6 million and 1.5 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the net loss incurred during each such period. The computation of diluted net loss per common share for each of the three and nine months ended September 30, 2011 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.8 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the net loss incurred during each such period.

NOTE 4—DEBT

As described in the Q2 10-Q, as of June 30, 2012, the Company was not in compliance with the consolidated leverage ratio covenant under its then-existing credit agreement (the “2011 Credit Agreement”). As a result, the 2011 Credit Agreement was amended, as of August 13, 2012, via a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement (the “2012 Credit Agreement”), to among other things, waive such covenant default, amend the financial covenants applicable to the Company for future periods, and in consideration therefor, amend the terms of the facility. As of September 30, 2012, the Company was in compliance with the new financial covenants set forth in the 2012 Credit Agreement. As a result of the reasons described below under the section captioned “2012 Credit Agreement — Background”, on November 15, 2012, the 2012 Credit Agreement was amended, among other things, to amend the financial covenant requirements contained therein for future periods, and to extend the deadline to implement specified account control arrangements; until November 22, 2012 (as of the date of filing of this Quarterly Report on Form 10-Q (the “Q3 10-Q”), the Company has implemented such cash management arrangements, See below for a detailed description of the terms of the 2012 Credit Agreement and the November 2012 amendment thereto, including a description of the revised financial covenants applicable to the Company.

Prior to the execution of the 2012 Credit Agreement, and as permitted by applicable accounting standards, all of the Company’s indebtedness for borrowed money was classified as long-term debt. In connection with the execution of the 2012 Credit Agreement, however, the Company’s revolver was required to be reclassified as short-term debt. In addition, because part of the Company’s previously-outstanding revolver was converted into a term loan (see “2012 Credit Agreement” below), the then-current portion of such term loan was required to be classified as short-term debt as well. As a result, consolidated long-term debt at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Term Loan under 2012 Credit Agreement	$21,900	n/a
Less current portion	$4,380	n/a

Long-term debt*	$17,520	$49,490

*	As of September 30, 2012, consists of a term loan (other than the current portion thereof) under the 2012 Credit Agreement, and as of December 31, 2011, consists of all amounts outstanding under the 2011 Credit Agreement (revolver only).

At September 30, 2012, an aggregate of $55.4 million was borrowed under the 2012 Credit Agreement ($21.9 million under the term loan thereunder and $33.5 million under the revolving facility thereunder). At December 31, 2011, an aggregate of $49.5 million was borrowed under the 2011 Credit Agreement.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2012, under the 2012 Credit Agreement, the applicable interest rate margins for outstanding loans were: 3.00% for Eurodollar rate loans and 3.25% for base rate loans with respect to the revolving facility, and 8.00% for Eurodollar rate loans and 7.00% for base rate loans with respect to the term loan facility. The weighted average interest rates for the outstanding loans as of September 30, 2012 were as follows:

	At September 30, 2012
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.11%	5.25%
Term Loan	8.23%	10.25%

2011 Credit Agreement

KID, specified domestic subsidiaries consisting of Kids Line, Sassy, LaJobi, CoCaLo, and I&J Holdco, Inc. (such entities collectively with KID, the “Borrowers”), and the subsidiaries of the Borrowers identified as guarantors therein, executed a Second Amended and Restated Credit Agreement (the “2011 Credit Agreement”) as of August 8, 2011, with certain financial institutions (the “Lenders”), including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Book Manager. The 2011 Credit Agreement provided for an aggregate $175.0 million revolving credit facility, which was reduced, effective as of May 11, 2012, to a maximum aggregate of $100.0 million by notice from the Borrowers to the Administrative Agent, with a $25.0 million sub-facility for letters of credit, and a $5.0 million sub-facility for swing-line loans. A detailed description of the terms of the 2011 Credit Agreement can be found in Note 4 of the Notes to Unaudited Consolidated Financial Statements of the Q2 10-Q.

Financing costs associated with the 2011 Credit Agreement, in effect until August 13, 2012, were deferred and intended to be amortized over the contractual term of the 2011 Credit Agreement. As a result of the execution of the 2012 Credit Agreement, however, the Company incurred a non-cash charge of approximately $0.7 million in the third quarter of 2012 to write off a portion of the remaining unamortized deferred financing costs incurred in connection with the 2011 Credit Agreement.

2012 Credit Agreement

Background

As of August 13, 2012, KID, the Borrowers, and RB Trademark Holdco, LLC (a wholly-owned subsidiary of KID referred to as the “Licensor”), which as of such date is included in the definition of “Borrower”, executed a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement (the “2012 Credit Agreement”) with the Lenders and the Administrative Agent. The obligations of the Borrowers under the 2012 Credit Agreement are joint and several. The 2012 Credit Agreement waived the covenant default as of June 30, 2012 described above, and amended and restated the 2011 Credit Agreement.

As described in more detail below, under the 2012 Credit Agreement, the Company is subject to a maximum monthly consolidated leverage ratio, and a minimum monthly consolidated fixed charge coverage ratio (the “2012 Financial Covenants”). As of September 30, 2012, the Company was in compliance with the 2012 Financial Covenants. As a result of the combined impact of: (i) overall softness in the business; (ii) accruals recorded in the quarter ended September 30, 2012 pertaining to costs associated with the voluntary recall of certain products; and (iii) the interruptions to the Company’s operations as a result of Hurricane Sandy (the full impact of which has not yet been ascertained), the Company determined that it would not likely be in compliance with one or both of the 2012 Financial Covenants for certain future monthly test periods. In addition, as a result of the business disruptions caused by such hurricane, the Company also determined that it would not be able to implement specified account control arrangements by November 15, 2012, as was required by the 2012 Credit Agreement (the “Cash Management Deadline”). In connection with the foregoing, on November 15, 2012, the 2012 Credit Agreement was amended (the “November Amendment”), among other things described below, to amend the 2012 Financial Covenants for future periods, and to extend the Cash Management Deadline until November 22, 2012 (as of the date of filing of this Q3 10-Q, the Company has implemented such cash management arrangements). The revised 2012 Financial Covenants are described in detail below.

In addition, prior to the November Amendment, as has been previously disclosed, in the event, among other things, that the Company failed to (i) deliver, on or before November 15, 2012 (the “Commitment Date”), a binding commitment letter with respect to a specified equity or subordinated debt infusion in an amount sufficient to satisfy the Company’s term loan in full, on terms reasonably acceptable to the Lenders holding a majority of the commitments under the 2012 Credit Agreement (the “Required Lenders”), or (ii) satisfy the Company’s term loan on or before December 15, 2012 (the “Satisfaction Date”), within 5 business days of any such failure, the financial advisor previously required to be retained by the Company must be retained in an executive capacity (the “Retained Executive”), with certain authority over operations. The November Amendment provides that the Commitment Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than November 30, 2012, and the Satisfaction Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than December 21, 2012 (the last of any such extensions to the Satisfaction Date, the “Extension Date”, which will remain December 15, 2012 for all purposes if no extension is granted) . As of November 15, 2012, the Administrative Agent has granted an extension of the Commitment Date to November 23, 2012.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

With respect to fees, the November Amendment provides that the remaining unpaid balance of the Arrangement Fee (defined below) is payable on the first business day following the Extension Date (prior to the November Amendment, such balance was payable on December 16, 2012); provided, that: (x) if all outstanding obligations under the 2012 Credit Agreement have been satisfied in full on or prior to the Extension Date, such balance shall be waived in its entirety; and (y) if the term loan has been paid in full on or prior to the Extension Date, $57,000 of such balance shall be waived.

In addition, the November Amendment provides that to the extent the consent of all the Lenders is obtained (the November Amendment was executed by a majority but less than all of the Lenders): (i) the remaining unpaid balance of the Waiver and Amendment Fee (defined below) will be payable on the first business day following the Extension Date (without such consent, such balance will remain payable on December 16, 2012); provided, that: (x) if all outstanding obligations under the 2012 Credit Agreement have been satisfied in full on or prior to the Extension Date, such balance shall be waived in its entirety; and (y) if the term loan has been paid in full on or prior to the Extension Date, $57,000 of such balance shall be waived (without such consent, the applicable date to trigger such fee waivers will remain repayment by December 15, 2012); and (ii) in the event that the term loan has not been paid in full by the Extension Date, the Catch Up Fee (defined below) shall become payable (without such consent, the trigger for the Catch Up Fee will remain the failure to repay the term loan by December 15, 2012).

Finally, the November Amendment provides that to the extent the consent of all Lenders is obtained, if the term loan and all interest accrued thereon other than PIK Interest (defined below) is paid in full by the Extension Date, the PIK Interest will be waived (without such consent, the trigger for such waiver will remain repayment of the term loan prior to December 15, 2012).

Terms of the 2012 Credit Agreement, as amended by the November Amendment

Unless the context otherwise requires, the following is a description of the 2012 Credit Agreement, as amended by the November Amendment (the text indicates the changes effected by the November Amendment).

The 2012 Credit Agreement provides for: (i) an aggregate maximum $52.0 million revolving credit facility (the “2012 Revolver”), subject to a $47.0 million availability cap (which may be increased in $1.0 million increments up to a maximum of $5.0 million under specified circumstances), and borrowing base limitations based on 80% of eligible receivables, plus the lesser of $20.0 million and 55% of the value of eligible inventory (minus specified reserves, including for rent and dilution); (ii) a $5.0 million sub-facility for letters of credit; (iii) a sub-facility for swing-line loans in a maximum amount of $5.0 million; and (iv) a $23.0 million term loan (the “2012 Term Loan”). Upon execution of the 2012 Credit Agreement, $23.0 million of the amount outstanding under the Company’s previous revolver was converted into the 2012 Term Loan, and the remaining amounts continued as outstanding under the 2012 Revolver. KID’s previous ability to increase the amount of its revolver by up to $35.0 million under specified conditions was eliminated from the 2012 Credit Agreement.

Upon submission of the borrowing base certificate due on September 20, 2012, the Borrowers were required to make an immediate principal repayment in respect of the 2012 Term Loan in an amount equal to the amount by which the sum of the availability under the 2012 Revolver plus the Loan Parties’ cash and cash equivalents on such date exceeded $5.0 million (a $1.1 million payment was made). If at any time thereafter, the borrowing base is increased as a result of specified increases in eligible inventory, the Borrowers will be required to make an additional principal pay-down in the amount of such increase. Commencing September 30, 2012, the Borrowers are required to make monthly amortization payments on the 2012 Term Loan based on a 5-year amortization schedule (after giving effect to the September 20, 2012 payment described above). Amounts repaid on the 2012 Term Loan may not be reborrowed.

Loans under the 2012 Credit Agreement are required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or any debt or equity issuances, and in the amount of any increase in the availability cap. The maturity date of amounts outstanding under the 2012 Credit Agreement is April 1, 2014 (subject to customary early termination provisions).

The 2012 Revolver and the 2012 Term Loan bear interest, at the Borrowers’ option, at a specified base rate (the highest of (x) the Administrative Agent’s prime rate, (y) the Federal Funds rate plus 0.50%, and (c) a specified Eurodollar base rate plus 1.0%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins, and in the case of the 2012 Term Loan commencing on December 15, 2012 (but see below), an in-kind interest rate of 2% (“PIK Interest”), which may be accrued to the outstanding principal of the 2012 Term Loan. With respect to the 2012 Revolver, applicable margins range from 1.75% to 3.00% on Eurodollar rate loans and 0.75% to 2.00% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined below) for the applicable trailing twelve month period. With respect to the 2012 Term Loan, the applicable margin is 8.0% on Eurodollar rate loans and 7.0% on base rate loans; provided further, that if the 2012 Term Loan and all interest accrued thereon other than PIK Interest is paid in full on or prior to December 15, 2012, the PIK Interest will be waived. The November Amendment provides that to the extent the consent of all the Lenders in obtained, such waiver will be triggered by repayment of the 2012 Term Loan prior to the Extension Date. Cash interest is to be paid, and PIK Interest is to be capitalized, on a monthly basis.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the continuance of any default under the 2012 Credit Agreement, the applicable margin shall increase by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of the Required Lenders) and prior written notice to KID).

The Borrowers may prepay the 2012 Revolver, the 2012 Term Loan and any swing-line loans at any time and from time to time without premium or penalty, and without a corresponding commitment reduction in the case of the 2012 Revolver. The unutilized portion of the 2012 Revolver may be reduced or terminated by the Borrowers at any time and from time to time without premium or penalty.

Prior to the November Amendment, commencing no later than November 15, 2012, substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), would be required to be swept and applied to repayment of the 2012 Revolver. As a result of the November Amendment, the commencement date of this requirement was delayed until November 22, 2012 (as of the date of filing of this Q3 10-Q, the Company has implemented such cash management arrangements).

Under the terms of the 2012 Credit Agreement prior to the November Amendment, the 2012 Financial Covenants were as follows: (a) a maximum Consolidated Leverage Ratio (defined below) for the trailing twelve month period as of the end of each month in the following amounts: July 31, 2012: 6.25 to 1.0; August 31, 2012: 7.75 to 1.0; September 30, 2012: 6.75 to 1.0; October 31, 2012: 6.50 to 1.0; November 30, 2012: 5.75 to 1.0; December 31, 2012: 4.50 to 1.0; January 31, 2013: 5.00 to 1.0: February 28, 2013: 5.00 to 1.0; March 31, 2013: 4.25 to 1.0; April 30, 2013: 5.00 to 1.0; May 31, 2013: 4.25 to 1.0; June 30, 2013: 3.75 to 1.0; July 31, 2013: 4.00 to 1.0; August 31, 2013: 4:00 to 1.0; September 30, 2013: 3.50 to 1.0; October 31, 2013: 3.75 to 1.0; November 30, 2013: 3.75 to 1.0; and December 31, 2013 (and each trailing 12-month period thereafter): 3.25 to 1.0; and (b) a minimum Consolidated Fixed Charge Coverage Ratio (defined below) as of the end of each month in the following amounts: for the three months ending July 31, 2012: 1.50 to 1.0; for the three months ending August 31, 2012: 1.50 to 1.0; for the three months ending September 30, 2012: 1.40 to 1.0; for the four months ending October 31, 2012: 1.30 to 1.0; for the five months ending November 30, 2012: 1.30 to 1.0; for the six months ending December 31, 2012: 1.60 to 1.0; for the seven months ending January 31, 2013: 1.25 to 1.0; for the eight months ending February 28, 2013: 1.25 to 1.0; for the nine months ending March 31, 2013: 1.25 to 1.0; for the ten months ending April 30, 2013: 1.25 to 1.0; for the eleven months ending May 31, 2013: 1.25 to 1.0; and for the twelve months ending June 30, 2013, and each trailing twelve-month period thereafter: 1.25 to 1.0.

As a result of the November Amendment, the 2012 Financial Covenants were modified to required the following: (a) a maximum Consolidated Leverage Ratio for the trailing twelve month period as of the end of each month in the following amounts: September 30, 2012: 6.75 to 1.0; October 31, 2012: 6.65 to 1.0; November 30, 2012: 6.25 to 1.0; December 31, 2012: 5.00 to 1.0; January 31, 2013: 4.75 to 1.0: February 28, 2013: 4.50 to 1.0; March 31, 2013: 4.50 to 1.0; April 30, 2013: 4.25 to 1.0; May 31, 2013: 4.00 to 1.0; June 30, 2013: 4.00 to 1.0; July 31, 2013: 4.00 to 1.0; August 31, 2013: 3:75 to 1.0; September 30, 2013: 3.75 to 1.0; October 31, 2013: 3.50 to 1.0; November 30, 2013: 3.50 to 1.0; and December 31, 2013 (and each trailing 12-month period thereafter): 2.85 to 1.0; and (b) a minimum Consolidated Fixed Charge Coverage Ratio as of the end of each month in the following amounts: for the three months ending September 30, 2012: 1.40 to 1.0; for the four months ending October 31, 2012: 1.20 to 1.0; for the five months ending November 30, 2012: 0.90 to 1.0; for the six months ending December 31, 2012: 1.20 to 1.0; for the seven months ending January 31, 2013: 1.15 to 1.0; for the eight months ending February 28, 2013: 1.10 to 1.0; for the nine months ending March 31, 2013: 1.10 to 1.0; for the ten months ending April 30, 2013: 1.10 to 1.0; for the eleven months ending May 31, 2013: 1.05 to 1.0; for the twelve months ending June 30, 2013: 1.10 to 1.0; for the twelve months ending July 31, 2013: 1.10 to 1.0, for the twelve months ending August 31, 2013: 1.05 to 1.0; for the twelve months ending September 30, 2013: 1.10 to 1.0; for the twelve months ending October 31, 2013: 1.20 to 1.0; for the twelve months ending November 30, 2013: 1.25 to 1.0; and for the twelve months ending December 31, 2013 and each trailing twelve-month period thereafter: 1.25 to 1.0.

The 2012 Financial Covenants will revert to quarterly testing upon the last to occur of: (a) December 31, 2012; (b) the last day of the first trailing-twelve month period during which the Borrowers’ Consolidated Leverage Ratio is less than 3.00 to 1.00 and the Borrowers’ Consolidated Fixed Charge Coverage Ratio is greater than 1.50 to 1.00; (c) the date upon which the Borrowers’ reach definitive settlement agreements with U.S. Customs with respect to all outstanding specified anti-dumping/customs duty underpayments made by LaJobi, Kids Line, CoCaLo and Sassy (“Duty Events”); and (d) the repayment of the 2012 Term Loan in full.

The Consolidated Fixed Charge Coverage Ratio under the 2012 Credit Agreement means, as of any date of determination, the ratio of (a) Covenant EBITDA for the applicable period of computation (set forth above) minus the sum of (i) all unfinanced capital expenditures incurred during such period, (ii) all cash taxes paid by KID during such period, and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease paid or payable in cash plus any amounts paid during such period in respect of (i) all customs duties, interest, penalties and any other amounts payable to U.S. Customs by LaJobi, Kids Line, CoCaLo or Sassy, to the extent such amounts relate to Duty Events (“Duty Amounts”) or (ii) the earnout consideration in respect of KID’s 2008 acquisition of LaJobi (“LaJobi Earnout Consideration”), if any.

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

Covenant EBITDA, as defined in the 2012 Credit Agreement, is a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the 2012 Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified duty amounts underpayments, and payment of LaJobi Earnout Consideration, if any, can be made if other specified prerequisites are met, and the determination of the amount of specified fees. Covenant EBITDA for purposes of the 2012 Credit Agreement is defined generally as the net income of the Company (excluding extraordinary after-tax or non-cash non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after tax gains and losses from discontinued operations), as adjusted for, to the extent deducted (added) in determining net income: (i) interest expense; (ii) income tax expense; (iii) depreciation; (iv) amortization; (v) other non-cash charges (gains); (vi) if expensed, reasonable costs incurred in connection with the execution of the 2012 Credit Agreement and Loan Documents thereunder; (vii) non-cash transaction losses (gains) due solely to fluctuations in currency values, in each case, during such period; and (viii) if accrued or expensed during or after the quarter ending December 31, 2010 (or in any prior period to the extent a restatement is required), (a) the amount of all Duty Amounts so accrued or expensed, (b) the amount of LaJobi Earnout Consideration, if any, paid in accordance with the terms of the 2012 Credit Agreement and (c) fees and expenses incurred by the Loan Parties in connection with the Loan Parties’ and any governmental authority’s investigation of the Duty Amounts and Duty Events, in an aggregate amount under clauses (a), (b) and (c) not to exceed the sum, for all periods, of (x) $14.855 million less (y) the amount of LaJobi Earnout Consideration, if any, paid, other than in accordance with the terms of the 2012 Credit Agreement and/or to the extent not deducted in determining consolidated net income. Notwithstanding the foregoing, the determination of Covenant EBITDA shall be subject to caps in respect of (i) professional fees and expenses incurred after July 1, 2012 that may be added back in the amount of $1,000,000 through September 30, 2012, $1,500,000 through December 31, 2012, $1,800,000 through December 31, 2013, plus all reasonable and necessary fees and expenses of the Retained Executive, if required to be retained in 2012, and (ii) restructuring costs that may be added back as determined by the Administrative Agent in its discretion. Pursuant to the November Amendment, the following additional adjustments may be made to net income in order to determine Covenant EBITDA: (i) expenses accrued during the month of September 2012 and (plus or minus any adjustments thereto in subsequent months to reflect actual expenses) and arising as a result of the recall of specified products, in an aggregate amount not to exceed $600,000 and (ii) actual costs incurred during the period from September 1, 2012 through December 31, 2012 arising from the wind-down of the Borrowers’ operations in the United Kingdom (See Note 7), in an aggregate amount not to exceed $100,000.

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

With respect to the payment by KID of dividends, among other things, after the 2012 Term Loan has been paid in full, so long as no event of default or unmatured event of default then exists or would result therefrom, and no violation of the 2012 Financial Covenants then exists or would result therefrom, KID would be permitted to pay a regular quarterly dividend, provided, however, that prior to such time that the “focused assessment” of U.S. Customs has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Duty Conclusion Date”), such payments, when aggregated with permitted repurchases of KID’s equity securities as described below, is limited to an aggregate amount not to exceed $5.0 million.

With respect to the repurchase by KID of its equity securities, among other things, after the 2012 Term Loan has been paid in full, so long as no event of default or unmatured event of default then existed or would result therefrom, no violation of the 2012 Financial Covenants then exists or would, on a pro forma basis, result therefrom, and the Consolidated Leverage Ratio, on a pro forma basis, is at least 0.25x less than the maximum then permitted, KID would be permitted to repurchase or redeem its equity securities, provided, however, that prior to the Duty Conclusion Date, such payments, when aggregated with permitted quarterly dividends as described above, is limited to an aggregate amount not to exceed $5.0 million.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

With respect to acquisitions, after the 2012 Term Loan has been paid in full, specified non-hostile acquisitions will be permitted (without a ceiling on the purchase price therefor), provided that, among other things, immediately before and after giving effect to such acquisition, no event of default or unmatured event of default would exist, the Loan Parties are in pro forma compliance with the 2012 Financial Covenants, the pro forma Consolidated Leverage Ratio is at least 0.25x less than the maximum level then permitted, and minimum availability under the 2011 Revolver is at least $15.0 million.

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

Prior to the November Amendment, in the event, among other things, that the Borrowers failed to: (i) deliver, on or before November 15, 2012 (the “Commitment Date”), a binding commitment letter with respect to a specified equity or subordinated debt infusion in an amount sufficient to satisfy the 2012 Term Loan in full, on terms reasonably acceptable to the Required Lenders, or (ii) satisfy the 2012 Term Loan on or before December 15, 2012 (the “Satisfaction Date”), within 5 business days of any such failure, the financial advisor previously required to be retained by the Company must be retained in an executive capacity as the Retained Executive, with certain authority over operations. The November Amendment provides that the Commitment Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than November 30, 2012, and the Satisfaction Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than December 21, 2012 (the last of any such extensions to the Satisfaction Date, the “Extension Date, which will remain December 15, 2012 for all purposes if no such extension is granted”). As of November 15, 2012, the Administrative Agent has granted an extension of the Commitment Date to November 23, 2012.

The 2012 Credit Agreement contains customary events of default (including any failure to remain in compliance with the 2012 Financial Covenants, as amended by the November Amendment). If an event of default occurs and is continuing (in addition to default interest as described above, the requirement for all PIK interest to be paid in cash, and other remedies available to the Lenders), with the consent of the Required Lenders, the Administrative Agent is entitled to, and at the request of such Lenders, the Administrative Agent is required to, declare commitments under the 2012 Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, and/or demand cash collateralization of letters of credit (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit). In addition, an event of default under the 2012 Credit Agreement could result in a cross-default under certain license agreements that the Company maintains.

The 2012 Credit Agreement also contains customary conditions to lending, including that no default shall exist, or would result from any proposed extension of credit.

In order to secure the obligations of the Loan Parties under the 2012 Credit Agreement, each Loan Party has pledged 100% of the equity interests of its domestic subsidiaries, including a pledge of the capital stock of each Borrower (other than KID) and the Licensor, and 65% of the equity interests of specified foreign subsidiaries, to the Administrative Agent, and has granted security interests to the Administrative Agent in substantially all of its personal property (other than the assets of the Licensor). As additional security for Sassy, Inc.’s obligations under the 2012 Credit Agreement, Sassy, Inc. has continued its grant of a mortgage for the benefit of the Administrative Agent and the continuing Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

The Company paid fees and expenses to the Administrative Agent in the aggregate amount of $375,000 in connection with the execution of the 2012 Credit Agreement (the “Arrangement Fee”). In addition, the Company incurred a waiver and amendment fee of $375,000 to the Lenders (the “Waiver and Amendment Fee”). With respect to each of the Arrangement Fee and the Waiver and Amendment Fee, $187,500 was paid on August 13, 2012. The remaining balance of $187,500 of the Arrangement Fee is payable on the on the first business day following the Extension Date (prior to the November Amendment, such balance was payable on December 16, 2012); provided, that: (x) if all outstanding obligations under the 2012 Credit Agreement have been satisfied in full on or prior to the Extension Date, such balance shall be waived in its entirety; and (y) if the 2012 Term Loan has been paid in full on or prior to the Extension Date, $57,000 of such balance shall be waived (prior to the November Amendment, the applicable date to trigger such fee waivers was repayment by December 15, 2012).

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, the November Amendment provides that to the extent the consent of all the Lenders is obtained, the remaining unpaid balance of the Waiver and Amendment Fee will be payable on the first business day following the Extension Date (without such consent, such balance will remain payable on December 16, 2012); provided, that: (x) if all outstanding obligations under the 2012 Credit Agreement have been satisfied in full on or prior to the Extension Date, such balance shall be waived in its entirety; and (y) if the 2012 Term Loan has been paid in full on or prior to the Extension Date, $57,000 of such balance shall be waived (without such consent, the applicable date to trigger such fee waivers will remain repayment by December 15, 2012).

The Borrowers are also required to pay a quarterly commitment fee ranging from 0.30% to 0.50% (based on the Consolidated Leverage Ratio) on the daily unused portions of the 2012 Revolver (outstanding amounts under letters of credit are considered utilization for this purpose; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 3.00% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the 2012 Credit Agreement. In addition, in the event the 2012 Term Loan has not been repaid in full on or before December 15, 2012, the Company shall pay to the Administrative Agent for the account of the Lenders a fee (the “Catch Up Fee”) in an amount equal to the product of (i) 2% and (ii) the actual daily outstanding principal amount of the 2012 Term Loan from August 13, 2012 through the 90th day thereafter (this fee may be accrued to the 2012 Term Loan at the Company’s election so long as there is no event of default on the day it is due). The November Amendment provides that to the extent the consent of all the Lenders is obtained, the Catch Up Fee would become payable if the 2012 Term Loan is not repaid in full on or before the Extension Date. The Company paid fees and expenses to the Administrative Agent and the consenting Lenders in the aggregate amount of approximately $180,000 in connection with the execution of the November Amendment. Each additional Lender that executes the November Amendment on or prior to November 30, 2012 will be paid a fee equal to 15 basis points multiplied by such Lender’s outstanding loans to the Borrowers.

Financing costs, including the fees and expenses paid upon execution of the 2012 Credit Agreement and the November Amendment, will be recorded in accordance with applicable financial accounting standards.

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

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Most of the Company’s assets and liabilities fall within Level 2 and include foreign exchange contracts (when applicable) and an interest rate swap agreement (until its expiration on December 15, 2011). The fair value of foreign currency and interest rate swap agreements are based on third-party market maker valuation models that discount cash flows resulting from the differential between the contract rate and the market-based forward rate or curve capturing volatility and establishing intrinsic and carrying values.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable, accrued expenses and short-term borrowings are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying value of the Company’s long term borrowings approximates fair value, because interest rates applicable thereto are variable, based on prevailing market rates.

There were no material changes to the Company’s valuation techniques during the nine months ended September 30, 2012 compared to those used in prior periods.

Derivative Instruments

The Company was required by its lenders (until the execution of the 2011 Credit Agreement as of August 8, 2011) to maintain in effect interest rate swap agreements that protected against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of a prior term loan (such swap agreement was not terminated at the time of the execution of the 2011 Credit Agreement even though it was no longer required thereunder, but expired by its terms on December 21, 2011). The Company’s objective was to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. During the nine months ended September 30, 2011, the Company applied hedge accounting treatment to such interest rate swap agreement based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Following the execution of the 2011 Credit Agreement, as the requirement to maintain hedge agreements was no longer in effect, the Company discontinued hedge accounting for the interest rate swap agreement and from such date until its expiration accounted for such agreement as a non-qualifying derivative instrument. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.

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

The Company measured hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognized any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of interest expense. The impact of hedge ineffectiveness on earnings was not significant during the three and nine months ended September 30, 2011. During the nine months ended September 30 2011, the Company did not discontinue any cash flow hedges.

As of September 30, 2011, accumulated other comprehensive income reflected the difference between the overall change in fair value of the interest rate swap since inception of the hedge and the amount of ineffectiveness reclassified into earnings. For the three and nine months ended September 30, 2011, an expense of $54,000 for the Company’s former interest rate swap agreement was recorded as a component of interest expense. The Company had no derivatives as of September 30, 2012.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6—INTANGIBLE ASSETS

As of September 30, 2012 and December 31, 2011, the components of intangible assets consist of the following (in thousands):

	Weighted Average	September 30,	December 31,
	Amortization Period	2012	2011
Sassy trade name	Indefinite life	$5,400	$5,400
Kokopax trade name *	6 years	550	—
Kokopax customer relationships *	5 years	49	—
Kids Line customer relationships	20 years	6,687	7,000
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	8,700	8,700
LaJobi customer relationships	20 years	9,843	10,319
LaJobi royalty agreements	5 years	512	840
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	1,966	2,063
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$44,838	$45,453

*	In late September of 2012, Sassy acquired substantially all of the operating assets of Kokopax, LLC, a developer and marketer of framed infant back carriers and related accessories, including sun hats and totes. Under the purchase method of accounting, the total purchase price for Kokopax has been assigned to the net tangible and intangible assets acquired based on their estimated fair values. Approximately $599,000 was assigned to certain intangible assets based on preliminary valuations performed by the Company. Accordingly, the final determination of value could result in an increase or decrease to these values in future periods. See Note 9 for information on Earnout Consideration.

Aggregate amortization expense was approximately $405,000 and $1,214,000 for the three and nine months ended September 30, 2012, respectively. Aggregate amortization expense was approximately $689,000 and $2,067,000 for the three and nine months ended September 30, 2011, respectively.

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

Due to continued softness in the business during the third quarter of 2012, the Company determined that indicators of impairment of its indefinite-lived intangible assets (consisting of trade names) existed, and conducted testing of the Company’s trade names as of September 30, 2012 in connection therewith. Testing of trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s September 30, 2012 analysis, it used a five-year projection period, which has been its prior practice. For the interim testing the Company concluded that it was appropriate to retain the long-term growth rates and assumed royalty rates used for its 2011 annual testing. Such interim testing demonstrated that no trade names were impaired as of September 30, 2012.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7—GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK

The following tables present net sales and total assets of the Company by geographic area (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Net sales
Net domestic sales	$58,343	$67,024	$164,494	$182,290
Net foreign sales (Australia and United Kingdom)*	2,566	2,451	7,113	7,313

Total net sales	$60,909	$69,475	$171,607	$189,603

*	Excludes export sales from the United States

	September 30,	December 31,
	2012	2011
Assets
Domestic assets	$139,111	$186,424
Foreign assets (Australia and United Kingdom)	4,455	6,422

Total assets	$143,566	$192,846

Closure of U.K. Operations. In light of the unprofitability of Kids Line’s U.K. operations, the Company has initiated the wind-down of such operations, which is intended to be complete by the end of 2012 in a manner designed to minimize negative financial impacts to the Company.

The Company currently categorizes its sales in five product categories: Hard Good Basics, Soft Good Basics, Toys and Entertainment, Accessories and Décor and Other. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Soft Good Basics includes bedding, blankets and mattresses. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Hard Good Basics	36.6%	39.0%	37.8%	36.2%
Soft Good Basics	34.9%	38.1%	36.3%	38.6%
Toys and Entertainment	16.5%	11.9%	15.8%	13.1%
Accessories and Décor	10.3%	10.1%	8.7%	10.7%
Other	1.7%	0.9%	1.4%	1.4%

Total	100%	100.0%	100%	100.0%

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Toys “R” Us, Inc. and Babies “R” Us, Inc.	32.3%	39.3%	34.5%	39.5%
Walmart	16.8%	11.7%	16.9%	12.4%
Target	7.7%	9.2%	9.0%	9.0%

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

During the nine months ended September 30, 2012 and September 30, 2011, approximately 74% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 20% of such purchases for the nine months ended September 30, 2012 and approximately 23% for the nine months ended September 30, 2011. The five largest suppliers accounted for approximately 44% of the Company’s purchases in the aggregate for the nine months ended September 30, 2012 and 48% for the nine months ended September 30, 2011.

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

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as capital losses, and net operating loss carryforwards (“NOLs”). At September 30, 2012, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $743,000 including approximately $177,000 of interest and penalties. Activity regarding the liability for unrecognized tax benefits for the nine months ended September 30, 2012 is as follows:

(in thousands)
Balance at December 31, 2011	$729
Increase related to prior year tax positions	29
Decrease related to prior year tax positions	(15)

Balance at September 30, 2012	$743

The Internal Revenue Service has completed its audit of the Company’s federal income tax returns for the years 2008 and 2009 and has issued an assessment of approximately $15,000, which assessment was paid in the third quarter of 2012. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $667,000 within twelve months of September 30, 2012 and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

The Company received $1.8 million in federal income tax refunds in the third quarter of 2012. The refunds were related to estimated tax payments for the 2011 tax year and carry-back of the 2011 net operating loss to the 2009 and 2010 tax years.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance for deferred tax assets as of September 30, 2012 and December 31, 2011 was $68.5 million and $23.5 million, respectively. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that an increase in its valuation allowance of $45.0 million was required as of September 30, 2012 as a result of the Company’s reduced estimates of current and future taxable income during the carry forward period, and the fact that it is in a three-year cumulative loss position. The weight of these negative factors and level of economic uncertainty in our current business supported the Company’s conclusion. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods. The valuation allowance at December 31, 2011 was associated with foreign tax credit, capital loss, foreign NOL, and state NOL carry forwards that, in the opinion of management, were not more likely than not to be realized.

The income tax provision for the three months ended September 30, 2012 was $49.2 million on loss before income tax provision of $346,000. Included in the income tax provision for the three months ended September 30, 2012 is an increase in valuation allowance of $45.0 million. Including the increase in valuation allowance, the difference between the effective tax rate for the three months ended September 30, 2012 and the U.S. federal tax rate of 35% also related to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increases the Company’s foreign tax credit carry forward and corresponding valuation allowance ($3.8 million); (ii) an adjustment to deferred tax assets related to the true-up of state apportionment rates to the most recently filed state tax returns ($215,000); (iii) foreign adjustments related to foreign rate differences and withholding taxes ($133,000); (iv) losses incurred by the Company’s U.K. subsidiary which do not generate a tax benefit ($88,000); (v) the effect of permanent adjustments ($81,000); and (vi) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($6,000); offset by (i) state tax provisions and true-up of prior year state tax estimates ($25,000); and (ii) a decrease in the liability for unrecognized tax benefits ($15,000). The income tax provision for the three months ended September 30, 2011 was $232,000 on income before income tax provision of $55,000. The difference between the effective tax rate for the three months ended September 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) the true-up of prior year federal and state tax estimates ($166,000); (ii) the effect of permanent adjustments ($33,000); (iii) state tax provisions ($27,000); (iv) the effect of a graduated U.S. federal tax rate ($24,000); and (v) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($7,000); offset by: foreign adjustments related to foreign rate differences and unrepatriated foreign earnings ($54,000).

The income tax provision for the nine months ended September 30, 2012 was $47.8 million on loss before income tax provision of $2.4 million. Included in the income tax provision for the nine months ended September 30, 2012 is an increase in valuation allowance of $45.0 million. Including the increase in valuation allowance, the difference between the effective tax rate for the nine months ended September 30, 2012 and the U.S. federal tax rate of 35% also related to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increases the Company’s foreign tax credit carry forward and corresponding valuation allowance ($2.8 million); (ii) losses incurred by the Company’s U.K. subsidiary which do not generate a tax benefit ($335,000); (iii) an adjustment to deferred tax assets related to the true-up of state apportionment rates to the most recently filed state tax returns ($237,000); (iv) the effect of permanent adjustments ($141,000); (v) foreign adjustments related to foreign rate differences and withholding taxes ($122,000); (vi) state tax provisions ($50,000); and (vii) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($19,000); offset by: (i) the true-up of prior year federal and state tax estimates ($106,000); and (ii) a decrease in the liability for unrecognized tax benefits ($15,000). The income tax provision for the nine months ended September 30, 2011 was $5,504,000 on income before income tax provision of $2,289,000. The difference between the effective tax rate for the nine months ended September 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the valuation allowance associated with deferred tax assets for capital loss carry forwards associated with the sale of the Company’s former gift business in light of the bankruptcy filing of the buyer thereof ($3.6 million); (ii) an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey ($584,000); (iii) an increase in the liability for unrecognized tax benefits ($129,000) as a result of an increase in the liability for state taxes and additional interest being accrued; (iv) the effect of a graduated U.S. federal tax rate ($92,000); (v) the true-up of prior year federal and state estimates ($66,000); (vi) state tax provisions ($50,000); and (vii) the effect of permanent adjustments ($44,000).

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9—LITIGATION; COMMITMENTS AND CONTINGENCIES

(a)	LaJobi Customs and LaJobi Earnout Consideration

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

In connection with the forgoing, the aggregate amount accrued by the Company during the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through September 30, 2012 with respect to anti-dumping duties and related interest that it anticipates will be owed to U.S. Customs by LaJobi is approximately $7.8 million (including approximately $0.8 million in interest). Of the total amount accrued as of September 30, 2012, $61,000 was recorded for anticipated interest expense in the quarter ended September 30, 2012. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the restatement of the Prior Financial Statements (defined and described in Note 12), these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated anti-dumping duty payment requirements (and related interest) as of such date in the quarter and year ended December 31, 2010, the period of discovery (the “Original Accrual”), and recorded additional interest expense on such aggregate amount in subsequent quarterly periods, all as described in Note 12.

The Company has previously disclosed its intention to complete a voluntary prior disclosure to U.S. Customs identifying its calculation of the underpayments of anti-dumping duty, and remit payment of duty not paid, with interest thereon. In connection therewith, in the fourth quarter of 2012, the Company made submissions to U.S. Customs which included the Company’s final determination of amounts it believes are owed, as well as proposed settlement amounts and proposed payment terms with respect to anti-dumping duties owed by LaJobi (the “Settlement Submission”). As part of the Settlement Submission, the Company included a payment of $0.3 million in respect of the LaJobi matters, such payment to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s anti-dumping duty matters (see paragraph (b) below for a discussion of payments made with respect to certain of the Company’s other operating subsidiaries).

As the Focused Assessment is still pending, and U.S. Customs has not yet responded to the Settlement Submission, however, it is possible that the actual amount of duties owed for the periods covered thereby will be higher than the amounts determined to be owed by the Company (and accrued in connection therewith), and in any event, additional interest will continue to accrue until full payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties owed, and additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and has established alternate vendor arrangements for the relevant products in countries that are not subject to such anti-dumping duties, and the Company believes that its ability to procure the affected categories of wooden bedroom furniture has not been materially adversely affected. The Company is committed to working closely with U.S. Customs to address issues relating to incorrect duties. The Company has also initiated certain enhancements to its processes and procedures in areas where underpayments were found, and continues to review these and possibly other remedial measures. In addition, there can be no assurance that the Company’s licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above; however, to date, the Company is unaware of any such adverse actions.

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

Because the restatement of the Prior Financial Statements resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the agreement governing the purchase of the LaJobi assets, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the restatement of the Prior Financial Statements, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi Earnout Consideration and $1.1 million in respect of the related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we intend to vigorously defend against all of Mr. Bivona’s claims (including his latest motion described above), and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment or escrow by us to Mr. Bivona or the LaJobi seller could result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Note 4 for a description of the Company’s senior secured financing facility in effect as of August 13, 2012, and a November 2012 amendment thereto, including a discussion of conditions precedent to any LaJobi earnout payment requirements and the impact of any such payment on our required financial covenants.

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

As of September 30, 2012, the Company estimates that it will incur aggregate costs of approximately $2.6 million (including approximately $0.3 million in interest), relating to such customs duties for the years ended 2006 through 2011 and the nine months ended September 30, 2012. Of the total amount accrued as of September 30, 2012, $28,000 was recorded for anticipated interest expense reduction in the quarter ended September 30, 2012 (as a result of the Company’s final determination of amounts owed). All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the restatement of the Prior Financial Statements (defined and described in Note 12), these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated customs duty payment requirements (and related interest) as of such date in the three and six months ended June 30, 2011 (the period of discovery), and recorded additional interest expense on such aggregate amount in the subsequent quarterly period, all as described in Note 12.

The Company has previously disclosed its intention to identify its calculation of the underpayments of customs duties of its operating subsidiaries other than LaJobi, and remit to U.S. Customs the amount of duties owed and any interest and penalties thereon. As the Customs Review is now complete, in the fourth quarter of 2012, the Company made submissions to U.S. Customs which included the Company’s final determination of amounts it believes are owed by Kids Line and CoCaLo. Such submission with respect to Kids Line included proposed payment terms with respect to customs duties believed to be owed by Kids Line. As part of such settlement submissions, the Company included the following initial payments to U.S. Customs, such payments to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s customs duties matters: $0.2 million with respect to Kids Line customs duties and $0.3 million with respect to CoCaLo customs duties. With respect to CoCaLo, the Company’s payment represents the Company’s determination of all amounts it believes are owed by CoCaLo for the relevant periods.

As U.S. Customs has not yet responded to such settlement submissions, it is possible that the actual amount of duties owed for the periods covered thereby will be higher than the amounts determined to be owed by the Company (and accrued in connection therewith), and in any event, additional interest will continue to accrue until full payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties owed, and additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith.

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

The Customs Investigation is now complete, and the Special Committee has not discovered evidence that would lead it to conclude that there was intentional misconduct on the part of Company personnel. However, the Company has discontinued the practices that resulted in the charge for customs duties discussed above, and has initiated certain enhancements to its processes and procedures in areas where underpayments were found.

(c)	Putative Class Action and Derivative Litigations

Putative Class Action. On March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Putative Class Action”). The Putative Class Action was brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired KID’s common stock between specified dates. In addition to KID, various executives, and members and former members of KID’s Board, were named as defendants. Details of the substance of the allegations and procedural history of the Putative Class Action are set forth in Part II, Item 1, “Legal Proceedings” of this Q3 10-Q.

All of the current defendants in the Putative Class Action filed motions to dismiss the current complaint on June 29, 2012. On October 16, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss such complaint with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgement of the U.S. District Court.

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

On November 23, 2011, Roseville sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. The demand requested to inspect documents relating to LaJobi’s compliance with U.S. customs laws to determine whether the Roseville will amend its complaint in the Putative Derivative Action. On March 1, 2012, the Company indicated in a letter that it had provided all the documents to which Roseville is entitled under New Jersey law. On April 28, 2012, Roseville filed a motion to compel inspection of documents beyond those previously provided by the Company. The Company’s opposition to the motion was filed on May 14, 2012. On September 6, 2012, the Court requested additional briefing on jurisdictional issues. That briefing was fully submitted to the Court on September 24, 2012. On November 8, 2012, the Court issued an Order granting Roseville’s request in part and denying the request in part. The Order provides that any non-privileged documents that are responsive to the narrow scope of the inspection permitted by the Order will be produced by the Company by December 3, 2012. Roseville’s time to amend its complaint has been extended by the Court until the issues raised in the motion are resolved.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company notified its insurance carriers of the Putative Derivative Action. While the Company incurred costs in connection with the defense of this lawsuit, and may incur additional costs (which costs were or will be expensed as incurred), the lawsuit did not seek monetary damages against the Company, and no amounts have been accrued in connection therewith. As the Company has satisfied the deductible under its applicable insurance policy, the Company has begun to receive reimbursement of substantially all of the legal costs being incurred, which receivables are netted against the expense.

(d)	SEC Informal Investigation

The Company voluntarily disclosed to the SEC the findings of its internal investigation of LaJobi’s customs practices, as well as certain previously-disclosed Asia staffing matters. On June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. Subsequent thereto, the Company voluntarily disclosed to the SEC the existence of the Customs Review and the Customs Investigation. The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation or the impact such investigation may have on the Company’s financial condition or results of operations.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(i)	Kokopax Earnout

As partial consideration for the purchase of the Kokopax® assets (described in Note 6), Sassy has agreed to pay to the seller of such assets, on a quarterly basis (when and if applicable), an amount equal to 10% of net sales achieved in respect of Kokopax products (commencing July 3, 2012) in excess of the first $2.0 million of such net sales until the earlier of: (i) March 31, 2015, and (ii) the date that such Kokopax net sales equal at least $10.0 million (the “Additional Consideration”); provided, that the aggregate amount paid in respect of the Additional Consideration (including an advance of $200,000 accrued by Sassy at closing) shall not exceed $1.0 million.

(j)	Share Repurchase Program

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, including limitations in the 2012 Credit Agreement described in Note 4, which prohibits such repurchases in their entirety until the new term loan created thereby has been repaid in full and, subsequent to any such repayment, imposes additional limitations (see Note 4). The share repurchase program may be suspended or discontinued at any time without prior notice. The Company intends to finance share repurchases, if any, from available cash and/or proceeds under its credit agreement (to the extent available therefor and permitted under the 2012 Credit Agreement).

(k)	Purchase Commitments

The Company has approximately $24.3 million in outstanding purchase commitments at September 30, 2012, consisting primarily of purchase orders for inventory.

(l)	License and Distribution Agreements

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Although the Company does not believe its business is dependent on any single license, the LaJobi Graco® license (which expires on December 31, 2013, subject to renewals) and the Kids Line Carter’s® license (which expires on December 31, 2012, subject to renewals) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2012, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2012) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case (other than the Garanimals® license which commenced in 2010) for the last three years ended December 31, 2011. While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, there can be no assurance that this will be the case, and the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on the Company’s results of operations. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The aggregate amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $18.5 million, of which approximately $6.5 million remained unpaid at September 30, 2012. Royalty expense was $2.7 million and $6.8 million for the three and nine months ended September 30, 2012, respectively. Royalty expense was $2.6 million and $6.4 million for the three months and nine ended September 30, 2011, respectively.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(m)	Letters of Credit

As of September 30, 2012, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events.

NOTE 10—RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all new accounting pronouncements that are in effect and that may materially impact its financial statements, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the nine months ended September 30, 2012, that might have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 11—SALE OF GIFT BUSINESS AND TRC BANKRUPTCY SETTLEMENT

On December 23, 2008, KID completed the sale of its former gift business (the “Gift Sale”) to the Russ Companies, Inc. (“TRC”). The aggregate purchase price payable by TRC for such gift business was (i) 199 shares of the Common Stock, par value $0.001 per share, of TRC, representing a 19.9% interest in TRC after consummation of the transaction that was accounted for at cost; and (ii) a subordinated, secured promissory note issued by TRC to KID in the original principal amount of $19.0 million (the “Seller Note”). In the second quarter of 2009, the Company fully impaired or reserved against all such consideration. In addition, in connection with the Gift Sale, a limited liability company wholly-owned by KID (the “Licensor”) executed a license agreement with TRC permitting TRC to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”).

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

NOTE 12—RESTATEMENT

Prior to the restatement described below, the Company previously recorded charges of approximately: (i) $6.86 million (which included approximately $340,000 of interest) for the quarter and year ended December 31, 2010; (ii) $382,000 (which included approximately $55,000 of interest) for the quarter ended March 31, 2011; (iii) $55,000 in related interest expense for the quarter ended June 30, 2011; and (iv) $56,000 in related interest expense for the quarter ended September 30, 2011, in each case for duties (or related interest) relating to aggregate anti-dumping duties and interest the Company anticipated will be owed to U.S. Customs by LaJobi for the period commencing in April 2008 (when the Company acquired LaJobi’s assets) through December 31, 2010 (the period of discovery). The anticipated duties were recorded in cost of sales, and the related interest was recorded in interest expense. See Note 9.

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

The restatement of the Prior Financial Statements has been implemented as follows. The Company’s 2011 10-K restated all periods presented therein, as applicable, to reflect the recording of the anticipated anti-dumping duty (and related interest) payment requirements of the Company’s LaJobi subsidiary and anticipated customs duty (and related interest) payment requirements of the Company’s Kids Line and CoCaLo subsidiaries described above in the respective periods to which such liabilities relate. The restatement also included: (x) the Company’s revised calculations of the total amount of anti-dumping duty that it anticipated will be owed to U.S. Customs by LaJobi (additional custom duties charges in the aggregate amount of $314,000), and additional related accrued interest expense of $101,000 for the quarter ended December 31, 2011; and (y) the Company’s revised calculations of the total amount of customs duty that it anticipated will be owed to U.S. Customs with respect to Kids Line and CoCaLo (additional custom duties charges in the aggregate amount of $461,000), and additional related accrued interest expense of $76,000 for the quarter ended December 31, 2011, all of which were recorded in the periods to which they relate as part of such restatement.

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

The Q1 10-Q included the impact of such restatement on the applicable unaudited quarterly financial information for the three month period ended March 31, 2011 presented in the Statement of Operations therein. The Q2 10-Q included the impact of such restatement on the applicable unaudited quarterly financial information for the three and six month periods ended June 30, 2011 presented in the Statement of Operations therein.

This Q3 10-Q includes the impact of such restatement on the applicable unaudited quarterly financial information for each of the three and nine month period ended September 30, 2011 presented in the Statement of Operations in this Q3 10-Q, as well as a reclassification to conform prior year amounts to the 2012 presentation.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for quarterly and annual periods ended prior to December 31, 2011 have not been and will not be amended.

The combined impact of the adjustments to specified line items in the Statement of Operations for the three and nine month period ended September 30, 2011 included in this Q3 10-Q resulting from the restatement is set forth below. The restatement had no effect on net cash used in operating, investing or financing cash flows.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CHANGES TO SEPTEMBER 30, 2011 CONSOLIDATED STATEMENT OF OPERATIONS

	As Reported three months ended Sept. 30, 2011	Adjustments	As Restated three months ended Sept. 30, 2011
Net sales	$69,475	$—	$69,475
Cost of sales	50,914	84	50,998

Gross profit	18,561	(84)	18,477
Selling, general and administrative expenses	16,305	(84)	16,221

Income from operations	2,256	—	2,256

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(1,914)	(111)	(2,025)
Interest and investment income	4	—	4
Other, net	(180)	—	(180)

	(2,090)	(111)	(2,201)

Income from operations before income tax provision	166	(111)	55
Income tax provision	246	(14)	232

Net (loss)	$(80)	$(97)	$(177)

Basic (loss) per share:	$(0.00)	$(0.01)	$(0.01)

Diluted (loss) per share:	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares:
Basic	21,653,000	21,653,000	21,653,000

Diluted	21,653,000	21,653,000	21,653,000

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As Reported nine months ended Sept. 30, 2011	Adjustments	As Restated nine months ended Sept. 30, 2011
Net sales	$189,603	$—	$189,603
Cost of sales	140,438	(1,748)	138,690

Gross profit	49,165	1,748	50,913
Selling, general and administrative expenses	46,463	(157)	46,306
TRC valuation reserve	(2,000)	—	(2,000)

Income from operations	4,702	1,905	6,607

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(4,210)	(35)	(4,245)
Interest and investment income	11	—	11
Other, net	(84)	—	(84)

	(4,283)	(35)	(4,318)

Income from operations before income tax provision	419	1,870	2,289
Income tax provision	4,674	830	5,504

Net (loss) income	$(4,255)	$1,040	$(3,215)

Basic (loss) earnings per share:	$(0.20)	$0.05	$(0.15)

Diluted (loss) earnings per share:	$(0.20)	$0.05	$(0.15)

Weighted Average Shares:
Basic	21,646,000	21,646,000	21,646,000

Diluted	21,646,000	21,646,000	21,646,000

NOTE 13—RELATED PARTY TRANSACTIONS

Effective September 12, 2012, Renee Pepys Lowe was appointed to the position of President of Kids Line and CoCaLo. CoCaLo contracts for warehousing and distribution services from a company that is managed by the spouse of Ms. Lowe. For the three and nine months ended September 30, 2012, CoCaLo paid approximately $0.5 million and $1.5 million to such company for these services, respectively.

.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 (the “Q1 10-Q”) and June 30, 2012 (the “Q2 10-Q”), and our Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “2011 10-K”), including the audited consolidated financial statements and notes thereto.

OVERVIEW

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries – Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) – we design, manufacture through third parties, and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, kitchen and nursery appliances and food preparation products, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years, including the recently acquired Kokopax® line of baby gear products as described in “Recent Developments” below (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America, the United Kingdom (“U.K.”) and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States, the U. K. and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries.

We generated net sales of approximately $60.9 million and $171.6 million for the three and nine months ended September 30, 2012. International sales, defined as sales outside of the United States, including export sales, constituted 10.4% and 7.9% of our net sales for the nine months ended September 30, 2012 and 2011, respectively.

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

Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore, adversely affect our profitability. Conversely, a small portion of our revenues are generated by our subsidiaries in Australia and the U.K. and are denominated primarily in their local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors — “Currency exchange rate fluctuations could increase our expenses”, of the 2011 10-K. Also see “Recent Developments” below for a discussion of the initiation of the wind-down of the Kid Line’s U.K. operations.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $1.7 million and $5.0 million for the three and nine months ended September 30, 2012, respectively, and $1.8 million and $5.7 million for the three and nine months ended September 30, 2011, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.

If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) an increasing shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory, secure new product placements and/or to improve the gross margins of such retailers; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above, and such pressures may be more acute over the next several quarters as a result of anticipated product cost increases. In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed (or have been paid) by our Kids Line and CoCaLo subsidiaries to U.S. Customs have adversely affected gross margins and net income for specified periods (See Notes 9 and 12 to the Notes to Unaudited Consolidated Financial Statements). The restatement of the Prior Financial Statements, as described in Note 12 to Notes to Unaudited Consolidated Financial Statements, however, had a positive impact on previously-reported results of operations for the period ended September 30, 2011. As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods will be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accruals recorded will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. See Note 9 of Notes to the Unaudited Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duties, and have established alternate vendor arrangements for the relevant products in countries that are not subject to such anti-dumping duties. We believe that our ability to procure the affected categories of furniture has not been materially adversely affected. We have also discontinued the practices that resulted in the charge for anticipated Kids Line and CoCaLo customs duties.

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

Recent Developments

Hurricane Sandy

Hurricane Sandy resulted in the temporary closure of the New Jersey corporate offices of the Company, and the Company’s LaJobi subsidiary (also based in New Jersey). LaJobi was unable to ship products to its retailers from October 29, 2012 until November 5, 2012. The Company is in the early stages of assessing the financial and operational impacts of the storm on the Company and its customers, and is therefore currently unable to estimate such impacts.

Amended Credit Agreement

On November 15, 2012, the Company’s current credit agreement was amended, among other things, to revise the financial covenants contained therein for future periods, to extend the deadline to implement specified cash management arrangements required thereby, to give the Administrative Agent thereunder the discretion to extend the dates required for the Company to (i) provide a commitment letter for funding sufficient to satisfy the Company’s current term loan and (ii) satisfy the term loan (in each case in order to avoid a requirement to retain the Retained Executive (defined below)), and to extend the trigger date pertaining to the waiver or payment of specified fees and PIK interest to the extent the consent of all the Lenders is obtained. Details with respect to the rationale for and the terms of such amendment are described in Note 4 of the Notes to Unaudited Consolidated Financial Statements under the caption “2012 Credit Agreement”, and in “Liquidity and Capital Resources—Debt Financings” below. The Company was in compliance with all financial covenants contained in its credit agreement as of September 30, 2012.

Valuation Allowance for Deferred Tax Assets

The valuation allowance for deferred tax assets as of September 30, 2012 and December 31, 2011 was $68.5 million and $23.5 million, respectively. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that an increase in its valuation allowance of $45.0 million was required as of September 30, 2012 as a result of the Company’s reduced estimates of current and future taxable income during the carry forward period, and the fact that it is in a three-year cumulative loss position. The weight of these negative factors and level of economic uncertainty in our current business out weighed the positive factors considered by the Company and supported its conclusion. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods. The valuation allowance at December 31, 2011 was associated with foreign tax credit, capital loss, foreign NOL, and state NOL carry forwards that, in the opinion of management, were not more likely than not to be realized. See Note 8 of the Notes to Unaudited Consolidated Financial Statements.

Management Changes

Effective at the close of business on September 11, 2012, David C. Sabin resigned as President of Kids Line and CoCaLo. In connection therewith, Renee Pepys Lowe was appointed to the position of President of Kids Line and CoCaLo, effective as of September 12, 2012. Ms. Lowe founded CoCaLo and served as its President from its acquisition by the Company in April 2008 until August 2010, and prior thereto, since its inception in 1998.

In addition, Ms. Kerry Carr, a former executive of Avon Products, Inc., a New York Stock Exchange listed global beauty products company, was appointed to the position of Executive Vice President and Chief Operating Officer of the Company, effective as of September 12, 2012.

For details with respect to these management changes, please see the Current Report on Form 8-K filed by the Company on September 12, 2012.

Intangible Assets

Due to continued softness in the business during the third quarter of 2012, the Company determined that indicators of impairment of its indefinite-lived intangible assets (consisting of trade names) existed, and conducted testing of the Company’s trade names as of September 30, 2012 in connection therewith. Testing of trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s September 30, 2012 analysis, it used a five-year projection period, which has been its prior practice. For the interim testing the Company concluded that it was appropriate to retain the long-term growth rates and assumed royalty rates used for its 2011 annual testing. Such interim testing demonstrated that the fair market value of the Company’s trade names exceeded their carrying values, and as a result, the Company determined that no trade names were impaired in for the quarter ended September 30, 2012. See Note 6 to the Notes to Unaudited Consolidated Financial Statements.

Kokopax Purchase

In late September of 2012, Sassy acquired substantially all of the operating assets of Kokopax, LLC, a developer and marketer of framed infant back carriers and related accessories, including sun hats and totes. Such assets consist primarily of inventory and intellectual property rights. The Company believes that the Kokopax® infant carriers and related products are a natural fit for Sassy’s growing baby gear product line, and the Company anticipates bringing its design and distribution capabilities to bear to expand the reach of these products.

Wind-Down of Kids Line’s U.K. Operations

In light of the unprofitability of Kids Line’s U.K. operations, the Company has initiated the wind-down of such operations which is intended to be complete by the end of 2012 in a manner designed to minimize negative financial impacts to the Company.

Dismissal with Prejudice of Putative Class Action Litigation and Appeal Therefrom

On October 16, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss the current complaint (naming the Company, Bruce G. Crain, Guy A. Paglinco, and Raphael Benaroya as defendants) in the Putative Class Action (as defined and described in Part II, Item I – Legal Proceedings), with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgement of the U.S. District Court.

CPSC Staff Investigation

See Part II, Item I – Legal Proceedings, for a discussion of a letter received by the Company from the staff of the Consumer Product Safety Commission regarding alleged violations by LaJobi of the reporting requirements of the Consumer Product Safety Act.

Restatement of Financial Statements

See Note 12 of the Notes to Unaudited Consolidated Financial Statements for a description of: (i) a restatement in the 2011 10-K of the Company’s financial statements previously included in its Annual Report on Form 10-K for the year ended December 31, 2010 to reflect the recording of specified anticipated anti-dumping and customs duty (and related interest) payment requirements of LaJobi, Kids Line and CoCaLo in the respective periods to which such liabilities relate; and (ii) the impact of such restatement on the applicable unaudited quarterly financial information for the three and nine months ended September 30, 2011 presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Q3 10-Q”).

U.S. Customs Settlement Submissions

See Note 9 of the Notes to Unaudited Consolidated Financial Statements for a discussion of submissions made by the Company to U.S. Customs in the fourth quarter of 2012, which included the Company’s final determination of amounts it believes are owed, as well as proposed settlement amounts and/or proposed payment terms with respect to anti-dumping duties owed by LaJobi, as well as customs duties owed by the Company’s other operating subsidiaries, including payments made in respect of Kids Line and CoCaLo, such payments to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of such matters.

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

General Economic Conditions as they Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence, which we believe has resulted in lower birth rates (although recent third party forecasts have suggested declining birth trends have stabilized and are likely to reverse with modest improvements in the economy). In addition, there has been a continuing shift in the channels from which consumers purchase goods, including from brick-and-mortar stores to online venues, and our business will be affected by our ability to adapt to such changes in an efficient manner. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things: (i) reduced demand for our products; (ii) increased price competition for our products; (iii) increased risk in the collectibility of cash from our customers and/or (iv) increased pressure from major retailers to offer additional mark downs and other pricing accommodations. See Item 1A, “Risk Factors—The state of the economy may impact our business” of the 2011 10-K.

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

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Net sales for the three months ended September 30, 2012 decreased 12.3% to $60.9 million, compared to $69.5 million for the three months ended September 30, 2011. This decrease was primarily the result of sales declines of 20.9% at Kids Line, 17.1% at LaJobi and 4.1% at CoCaLo, in each case primarily due to significantly lower sales volume at certain large customers. These declines were partially offset by an increase in sales of 16.5% at Sassy, primarily due to increases at two major retailers and the success of Carter’s® branded products.

Gross profit was $13.4 million, or 22.0% of net sales, for the three months ended September 30, 2012, as compared to $18.5 million, or 26.6% of net sales, for the three months ended September 30, 2011. In absolute terms, gross profit decreased as a result of lower sales and lower gross profit margins. Gross profit margins decreased primarily as a result of: (i) lower sales ($2.1 million) (ii) higher markdowns and allowances ($1.3 million); (iii) higher inventory reserves as a result of closeout and promotional sales and the wind down of the Kids Line U.K. operations ($1.2 million); (iv) the impact of voluntary product recall costs ($0.6 million); and (v) product mix changes and increased product costs ($0.6 million). This decline was partially offset by: (i) a reduction in the aggregate accrual for Customs duties ($0.4 million) as a result of the completion of the Company’s prior disclosures and settlement submissions to U.S. Customs for all business units (the “Customs Submissions”); and (ii) reduced amortization of intangibles ($0.3 million) as a result of the impairment in the fourth quarter of 2011 of the Kids Line Customer Relationship intangible asset.

Selling, general and administrative (“SG&A”) expense was $12.4 million, or 20.3% of net sales, for the three months ended September 30, 2012 compared to $16.2 million, or 23.3% of net sales, for the three months ended September 30, 2011. SG&A expense decreased $3.9 million, and as a percentage of sales, primarily as a result of: (i) lower compensation expense related to headcount reductions earlier in 2012, and lower bonus and severance accruals (aggregating $1.0 million); (ii) decreased professional fees incurred in connection with the Company’s internal investigations of certain Customs matters at its subsidiaries, as well as related litigation and other costs (collectively, “Customs Compliance Costs”) ($0.9 million); (iii) lower share-based compensation expense ($0.6 million); and (iv) trade show costs incurred in the third quarter of 2011 ($0.5 million) which expenses will be incurred in the fourth quarter of 2012.

Other expense was $1.4 million for the three months ended September 30, 2012 as compared to $2.2 million for the three months ended September 30, 2011. This decrease of approximately $0.8 million was primarily due to: (i) the write off during the three months ended September 30, 2012 of a portion ($0.7 million) of the remaining unamortized deferred financing costs incurred in connection with the 2011 Credit Agreement as a result of the execution of the 2012 Credit Agreement, as compared to a similar type of write off in the same period in 2011 of $1.0 million with respect to a prior credit agreement, representing a decrease in financing write-offs of $0.3 million; (ii) a net currency exchange gain of $0.3 million; and (iii) a reduction in interest expense ($0.2 million) due to lower borrowings and lower unused line fees compared to the same period in 2011.

Loss before income tax provision was $0.3 million for the three month period ended September 30, 2012 as compared to income before income tax provision of $0.1 million for the three month period ended September 30, 2011, primarily as a result of the items described above.

The income tax provision for the three months ended September 30, 2012 was $49.2 million on loss before income tax provision of $346,000. Included in the income tax provision for the three months ended September 30, 2012 is an increase in valuation allowance of $45.0 million. See Note 8 of the Notes to Unaudited Consolidated Financial Statements for a description of the $45.0 million increase in the valuation allowance pertaining to deferred tax assets. Including the increase in valuation allowance, the difference between the effective tax rate for the three months ended September 30, 2012 and the U.S. federal tax rate of 35% also relates to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increases the Company’s foreign tax credit carry forward and corresponding valuation allowance ($3.8 million); (ii) an adjustment to deferred tax assets related to the true-up of state apportionment rates to the most recently filed state tax returns ($215,000); (iii) foreign adjustments related to foreign rate differences and withholding taxes ($133,000); (iv) losses incurred by the Company’s U.K. subsidiary which did not generate a tax benefit ($88,000); (v) the effect of permanent adjustments ($81,000); and (vi) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($6,000); offset by (i) state tax provisions and true-up of prior year state tax estimates ($25,000); and (ii) a decrease in the liability for unrecognized tax benefits ($15,000). The income tax provision for the three months ended September 30, 2011 was $232,000 on income before income tax provision of $55,000. The difference between the effective tax rate for the three months ended September 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) the true-up of prior year federal and state tax estimates ($166,000); (ii) the effect of permanent adjustments ($33,000); (iii) state tax provisions ($27,000); (iv) the effect of a graduated U.S. federal tax rate ($24,000); and (v) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($7,000); offset by: foreign adjustments related to foreign rate differences and unrepatriated foreign earnings ($54,000).

As a result of the foregoing, net loss for the three month period ended September 30, 2012 was $49.6 million, or ($2.27) per diluted share, compared to net loss of $0.2 million, or ($0.01) per diluted share, for the three month period ended September 30, 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Net sales for the nine months ended September 30, 2012 decreased 9.5% to $171.6 million, compared to $189.6 million for the nine months ended September 30, 2011. This decrease was primarily the result of sales declines of 17.6% at Kids Line, 16.0% CoCaLo and 6.3% at LaJobi, in each case primarily due to significantly lower sales volume at certain large customers. These declines were partially offset by an increase in sales of 3.1% at Sassy for the nine months ended September 30, 2012 as compared to the prior year period, primarily as a result of the expansion of Carter’s® branded products.

Gross profit was $40.3 million, or 23.5% of net sales, for the nine months ended September 30, 2012, as compared to $50.9 million, or 26.9% of net sales, for the nine months ended September 30, 2011. In absolute terms, gross profit decreased as a result of lower gross profit margins and lower sales. . Gross profit margins decreased primarily as a result: (i) product mix changes, increased product costs and higher level of closeouts and promotional sales( aggregate $5.2 million); (ii) lower sales ($4.9 million) (iii) higher inventory reserves as a result of closeout and promotional sales and the wind down of the Kids Line U.K. operations ($1.2 million); and (iv) the impact of voluntary product recall costs ($0.6 million). This decline was partially offset by: (i) reduced amortization of intangibles ($0.9 million) as a result of the impairment in the fourth quarter of 2011 of the Kids Line Customer Relationship intangible asset; and (ii) a reduction in the aggregate accrual for Customs duties ($0.4 million) as a result of the Customs Submissions.

SG&A expense was $39.0 million, or 22.7% of net sales, for the nine months ended September 30, 2012 compared to $46.3 million, or 24.4% of net sales, for the nine months ended September 30, 2011. SG&A expense decreased as a percentage of sales and in absolute terms. The decrease in SG&A costs of $7.3 million was primarily a function of: (i) lower Customs Compliance Costs ($2.7 million); (ii) lower variable costs as a result of lower sales volume ($1.2 million); (iii) various lower operating costs, no one costs being material ($1.2 million) (iv) costs associated with an accrual for a contingent liability in connection with a lease assigned to the buyer of the Company’s former gift business recorded in the second quarter of 2011 ($1.1 million), which did not recur in the nine months ended September 30, 2012 (although such amount was settled in the first quarter of 2012 for $1.4 million); (v) lower stock based expense ($0.9 million); and (vi) decreases in trade show related costs ($0.8 million), of which $0.5 million of such costs were incurred in the third quarter of 2011, which expenses will be incurred in the fourth quarter of 2012. These decreases were offset by increased professional fees of $0.6 million, and various other increases.

A valuation reserve adjustment of $2.0 million recorded in the nine month period ended September 30, 2011 resulted from the bankruptcy of the buyer of the Company’s former gift business (“TRC”). As a result of prior discussions with TRC with respect to the potential restructuring of the consideration received by KID for the sale of its former gift business to TRC, KID had been accruing, but not paying (since December 2009), amounts owed to TRC and certain of its subsidiaries for the sublease of office and warehouse space (and related services) under a transition services agreement. The settlement agreement entered into in connection with the TRC bankruptcy (discussed in Note 11 to the Notes to Unaudited Consolidated Financial Statements) included, among other things, a set-off against a note payable to the Company of all amounts owed by the Company to TRC and its subsidiaries, including the sublease and related amounts discussed above. As a result, such amounts were set-off and taken into income in the three month period ended June 30, 2011 by reducing the valuation allowance previously recorded in June 2009 against the consideration received from TRC in connection with its purchase of such gift business.

Other expense was $3.7 million for the nine months ended September 30, 2012 as compared to $4.3 million for the nine months ended September 30, 2011. This decrease of approximately $0.6 million was primarily due to lower borrowings and lower borrowing costs in such period compared to the same period in 2011 ($1.1 million), offset in part by an increase in write-offs pertaining to unamortized deferred financing costs (an aggregate of $1.5 million during the nine month period ended September 30, 2012, as compared to $1.0 million for the 2011 prior-year period).

Loss before income tax provision was $2.4 million for the nine months ended September 30, 2012 as compared to income before income tax provision of $2.3 million for the nine months ended September 30, 2011, primarily as a result of the items described above.

The income tax provision for the nine months ended September 30, 2012 was $47.8 million on loss before income tax provision of $2.4 million. Included in the income tax provision for the nine months ended September 30, 2012 is an increase in valuation allowance of $45.0 million. Including the increase in valuation allowance, the difference between the effective tax rate for the nine months ended September 30, 2012 and the U.S. federal tax rate of 35% also related to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increases the Company’s foreign tax credit carry forward and corresponding valuation allowance ($2.8 million); (ii) losses incurred by the Company’s U.K. subsidiary which do not generate a tax benefit ($335,000); (iii) an adjustment to deferred tax assets related to the true-up of state apportionment rates to the most recently filed state tax returns ($237,000); (iv) the effect of permanent adjustments ($141,000); (v) foreign adjustments related to foreign rate differences and withholding taxes ($122,000); (vi) state tax provisions ($50,000); and (vii) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($19,000); offset by: (i) the true-up of prior year federal and state tax estimates ($106,000); and (ii) a decrease in the liability for unrecognized tax benefits ($15,000). The income tax provision for the nine months ended September 30, 2011 was $5,504,000 on income before income tax provision of $2,289,000. The difference between the effective tax rate for the nine months ended September 30, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the valuation allowance associated with deferred tax assets for capital loss carry forwards associated with the sale of the Company’s former gift business in light of the bankruptcy filing of the buyer thereof ($3.6 million); (ii) an adjustment to the state deferred tax asset related to the enactment of a single sales factor in New Jersey ($584,000); (iii) an increase in the liability for unrecognized tax benefits ($129,000) as a result of an increase in the liability for state taxes and additional interest being accrued; (iv) the effect of a graduated U.S. federal tax rate ($92,000); (v) the true-up of prior year federal and state estimates ($66,000); (vi) state tax provisions ($50,000); and (vii) the effect of permanent adjustments ($44,000).

As a result of the foregoing, net loss for the nine months ended September 30, 2012 was $50.2 million, or ($2.30) per diluted share, compared to net loss of $3.2 million, or ($0.15) per diluted share, for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents, and availability under our bank facility. As described below under “Debt Financings” below, the Company is subject to a maximum monthly consolidated leverage ratio and a minimum monthly consolidated fixed charge coverage ratio under its current credit agreement. As of September 30, 2012, the Company was in compliance with these financial covenants. As a result of the combined impact of: (i) overall softness in the business; (ii) accruals recorded in the quarter ended September 30, 2012 pertaining to costs associated with the voluntary recall of certain products and (iii) the interruptions to the Company’s operations as a result of Hurricane Sandy described above (the full impact of which has not yet been ascertained), the Company determined that it would not likely be in compliance with one or both of the 2012 Financial Covenants for certain future periods. In addition, as a result of the business disruptions caused by such hurricane, the Company also determined that it would not be able to implement specified account control arrangements by November 15, 2012, as was required by the 2012 Credit Agreement (the “Cash Management Deadline”). In connection with the foregoing, on November 15, 2012, the 2012 Credit Agreement was amended (the “November Amendment”), among other things described below, to amend the 2012 Financial Covenants for future periods and to extend the Cash Management Deadline until November 22, 2012 (as of the date of filing of this Q3 10-Q, the Company has implemented such cash management arrangements). See “Debt Financings” below for a detailed description of these and other terms of the November Amendment.

Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under the 2012 Credit Agreement (as amended by the November Amendment), are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months (including expected anti-dumping and customs duty assessments and related interest), based on current assumptions regarding the timing of such expenditures and anticipated cash flows.

Although we currently expect to remain in compliance with the revised financial covenants set forth in the November Amendment for at least the next twelve months, based on our current expectations, we anticipate that our revolving loan availability will remain limited through the second half of 2012, but is expected to increase during 2013.

Accordingly, any significant deviation in actual results from our expected results of operations, any significant deviation in the timing of material expenditures from current estimates, or any significant earnout payments (see discussion immediately below), significant business or product acquisitions, or other significant unanticipated expenses (including customs duty assessments and related interest in excess of current accruals or amounts paid, and/or any related penalties) could result in a default under the 2012 Credit Agreement (as amended by the November Amendment) have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. See Note 9 to the Notes to Unaudited Consolidated Financial Statements, for a discussion, among other things, of an arbitration proceeding commenced by Lawrence Bivona demanding, among other amounts, payment of the LaJobi earnout consideration to Mr. Bivona in the amount of $15.0 million, and the effect of the restatement of the Prior Financial Statements on such claim, including the requirement, pursuant to applicable accounting standards, that we record a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011, and a motion by Mr. Bivona to compel the Company to deposit $11.7 million in escrow prior to the applicable arbitration hearing. While we intend to continue to vigorously defend against all of Mr. Bivona’s claims (including such motion), and believe that we will prevail (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment or escrow by us to Mr. Bivona or the LaJobi Seller could result in a default under our amended credit agreement and have a material adverse effect on our financial condition and results of operations. See Item 1A – Risk Factors –”Inability to maintain compliance with the bank covenants” and “We are currently party to litigation that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business” of the 2011 10-K. See also “Debt Financings” below.

Historically, the proceeds of our bank facility were used to fund acquisitions, and cash flows from operations were utilized to pay down our revolving credit facility and required amortization of our term loan. Accordingly, with the exception of funding short-term working capital requirements (which were necessitated by our strategy of paying down debt), we typically did not actively utilize our revolving credit facility to fund operations. To the extent available (and subject in all cases to the discussion above) the Company anticipates that cash flows from operations will continue to be used to pay down our revolving credit facility and required amortization on our term loan, and to pay associated interest on amounts outstanding under the 2012 Credit Agreement, as amended by the November Amendment. Availability under our revolver is intended to continue to be used to fund short-term working capital requirements, including anticipated anti-dumping duty and other Customs duty assessments and related interest, and/or unanticipated expenses, if any.

Commencing in late 2011, we have occasionally elected to participate in an “auction” program initiated by one of our largest customers, which permits us to offer a discount on all or a portion of the outstanding accounts receivable from such customer in return for prompt, accelerated payment of all or the relevant portion of such receivable. The amount of the discount is subject to acceptance, is determined in part by the aging of the receivable and is within the range of customary discounts for early payment.

As of September 30, 2012, the Company had cash and cash equivalents of $1.1 million compared to $2.5 million at December 31, 2011. This decrease of $1.4 million primarily reflects the use of cash in operations and capital expenditures offset by increased borrowings. As of September 30, 2012 and December 31, 2011, working capital was $6.3 million and $43.6 million, respectively. The decrease in working capital for the period ended September 30, 2012 primarily reflects a $37.9 million reclassification of long term debt resulting from the execution of the 2012 Credit Agreement, as described below.

Net cash used in operating activities was $5.1 million during the nine months ended September 30, 2012 compared to net cash provided by operating activities of $11.1 million during the nine months ended September 30, 2011. Operating activities reflected the net loss of $50.2 million in the first nine months of 2012, as compared to net loss of $3.2 million in the first nine months of 2011. Cash used in operations for the nine months ended September 30, 2012 includes an increase in accounts receivable of $3.4 million and an increase in inventory of $0.5 million, and a decrease in accrued expenses and accounts payable of $6.5 million.

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2012, as compared to $1.0 million for the nine months ended September 30, 2011. The increase of $0.2 million was due to increased capital expenditures of $0.1 million for the ERP implementation and the acquisition of Kokopax of $0.1 million in the nine months ended September 30, 2012.

Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2012 as compared to net cash used in financing activities of $9.4 million for the nine months ended September 30, 2011. The cash provided during the nine months ended September 30, 2012 primarily reflects borrowings under the 2012 Credit Agreement and the cash used for the nine months ended September 30, 2011 primarily reflects repayment of borrowings under a prior credit agreement.

Debt Financings

As described in the Q2 10-Q, as of June 30, 2012, the Company was not in compliance with the consolidated leverage ratio covenant under its then-existing credit agreement (the “2011 Credit Agreement”). As a result, the 2011 Credit Agreement was amended, as of August 13, 2012, via a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement (the “2012 Credit Agreement”), to among other things, waive such covenant default, amend the financial covenants applicable to the Company for future periods, and in consideration therefor, amend the terms of the facility. As of September 30, 2012, the Company was in compliance with the new financial covenants set forth in the 2012 Credit Agreement. As a result of the reasons described below under the section captioned “2012 Credit Agreement — Background”, on November 15, 2012, the 2012 Credit Agreement was amended, among other things, to amend the financial covenant requirements contained therein, for future periods, and to extend the deadline to implement specified account control arrangements until November 22, 2012 (as of the date of filing of this Q3 10-Q, the Company has implemented such cash management arrangements). See below for a detailed description of the terms of the 2012 Credit Agreement and the November 2012 amendment thereto, including a description of the revised financial covenants applicable to the Company.

Prior to the execution of the 2012 Credit Agreement, and as permitted by applicable accounting standards, all of the Company’s indebtedness for borrowed money was classified as long-term debt. In connection with the execution of the 2012 Credit Agreement, however, the Company’s revolver was required to be reclassified as short-term debt. In addition, because part of the Company’s previously-outstanding revolver was converted into a term loan (see “2012 Credit Agreement” below), the then-current portion of such term loan was required to be classified as short-term debt as well. As a result, consolidated long-term debt at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Term Loan under 2012 Credit Agreement	$21,900	n/a

Less current portion	$4,380	n/a

Long-term debt*	$17,520	$49,490

*	As of September 30, 2012, consists of a term loan (other than the current portion thereof) under the 2012 Credit Agreement, and as of December 31, 2011, consists of all amounts outstanding under the 2011 Credit Agreement (revolver only).

At September 30, 2012, an aggregate of $55.4 million was borrowed under the 2012 Credit Agreement ($21.9 million under the term loan thereunder and $33.5 million under the revolving facility thereunder). At December 31, 2011, an aggregate of $49.5 million was borrowed under the 2011 Credit Agreement.

As of September 30, 2012, under the 2012 Credit Agreement, the applicable interest rate margins for outstanding loans were: 3.00% for Eurodollar rate loans and 3.25% for base rate loans with respect to the revolving facility, and 8.00% for Eurodollar rate loans and 7.00% for base rate loans with respect to the term loan facility. The weighted average interest rates for the outstanding loans as of September 30, 2012 were as follows:

	At September 30, 2012
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.11%	5.25%
Term Loan	8.23%	10.25%

2011 Credit Agreement

KID, specified domestic subsidiaries consisting of Kids Line, Sassy, LaJobi, CoCaLo, and I&J Holdco, Inc. (such entities collectively with KID, the “Borrowers”), and the subsidiaries of the Borrowers identified as guarantors therein, executed a Second Amended and Restated Credit Agreement (the “2011 Credit Agreement”) as of August 8, 2011, with certain financial institutions (the “Lenders”), including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Book Manager. The 2011 Credit Agreement provided for an aggregate $175.0 million revolving credit facility, which was reduced, effective as of May 11, 2012, to a maximum aggregate of $100.0 million by notice from the Borrowers to the Administrative Agent, with a $25.0 million sub-facility for letters of credit, and a $5.0 million sub-facility for swing-line loans. A detailed description of the terms of the 2011 Credit Agreement can be found in Note 4 of the Notes to Unaudited Consolidated Financial Statements under the heading “Debt Financings” of the Q2 10-Q.

Financing costs associated with the 2011 Credit Agreement, in effect until August 13, 2012, were deferred and intended to be amortized over the contractual term of the 2011 Credit Agreement. As a result of the execution of the 2012 Credit Agreement, however, the Company incurred a non-cash charge of approximately $0.7 million in the third quarter of 2012 to write off a portion of the remaining unamortized deferred financing costs incurred in connection with the 2011 Credit Agreement.

2012 Credit Agreement

Background

As of August 13, 2012, KID, the Borrowers, and RB Trademark Holdco, LLC (a wholly-owned subsidiary of KID referred to as the “Licensor”), which as of such date is included in the definition of “Borrower”, executed a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement (the “2012 Credit Agreement”) with the Lenders and the Administrative Agent. The obligations of the Borrowers under the 2012 Credit Agreement are joint and several. The 2012 Credit Agreement waived the covenant default as of June 30, 2012 described above, and amended and restated the 2011 Credit Agreement.

As described in more detail below, under the 2012 Credit Agreement, the Company is subject to a maximum monthly consolidated leverage ratio, and a minimum monthly consolidated fixed charge coverage ratio (the “2012 Financial Covenants”). As of September 30, 2012, the Company was in compliance with the 2012 Financial Covenants. As a result of the combined impact of: (i) overall softness in the business; (ii) accruals recorded in the quarter ended September 30, 2012 pertaining to certain recall costs); and (iii) the interruptions to the Company’s operations as a result of Hurricane Sandy (the full impact of which has not yet been ascertained), the Company determined that it would not likely be in compliance with one or both of the 2012 Financial Covenants for certain future periods. In addition, as a result of the business disruptions caused by such hurricane, the Company also determined that it would not be able to implement specified account control arrangements by November 15, 2012, as was required by the 2012 Credit Agreement (the “Cash Management Deadline”). In connection with the foregoing, on November 15, 2012, the 2012 Credit Agreement was amended (the “November Amendment”), among other things described below, to amend the 2012 Financial Covenants for future periods and to extend the Cash Management Deadline until November 22, 2012 (as of the date of filing of this Q3 10-Q, the Company has implemented such cash management arrangements). The revised 2012 Financial Covenants are described in detail in Note 4 of the Notes to Unaudited Consolidated Financial Statements.

In addition, prior to the November Amendment, as has been previously disclosed, in the event, among other things, that the Company failed to (i) deliver, on or before November 15, 2012 (the “Commitment Date”), a binding commitment letter with respect to a specified equity or subordinated debt infusion in an amount sufficient to satisfy the Company’s term loan in full, on terms reasonably acceptable to the Lenders holding a majority of the commitments under the 2012 Credit Agreement (the “Required Lenders”), or (ii) satisfy the Company’s term loan on or before December 15, 2012 (the “Satisfaction Date”), within 5 business days of any such failure, the financial advisor previously required to be retained by the Company must be retained in an executive capacity (the “Retained Executive”), with certain authority over operations. The November Amendment provides that the Commitment Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than November 30, 2012, and the Satisfaction Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than December 21, 2012 (the last of any such extensions to the Satisfaction Date, the “Extension Date”). As of November 15, 2012, the Administrative Agent has granted an extension of the Commitment Date to November 23, 2012.

With respect to fees, the November Amendment provides that the remaining unpaid balance of the Arrangement Fee (defined below) is payable on the first business day following the Extension Date (prior to the November Amendment, such balance was payable on December 16, 2012); provided, that: (x) if all outstanding obligations under the 2012 Credit Agreement have been satisfied in full on or prior to the Extension Date, such balance shall be waived in its entirety; and (y) if the term loan has been paid in full on or prior to the Extension Date, $57,000 of such balance shall be waived.

In addition, the November Amendment provides that to the extent the consent of all the Lenders is obtained (the November Amendment was executed by a majority but less than all of the Lenders): (i) the remaining unpaid balance of the Waiver and Amendment Fee (defined below) will be payable on the first business day following the Extension Date (without such consent, such balance will remain payable on December 16, 2012); provided, that: (x) if all outstanding obligations under the 2012 Credit Agreement have been satisfied in full on or prior to the Extension Date, such balance shall be waived in its entirety; and (y) if the term loan has been paid in full on or prior to the Extension Date, $57,000 of such balance shall be waived (without such consent, the applicable date to trigger such fee waivers will remain repayment by December 15, 2012); and (ii) in the event that the term loan has not been paid in full by the Extension Date, the Catch Up Fee (defined below) shall become payable (without such consent, the trigger for the Catch Up Fee will remain the failure to repay the term loan by December 15, 2012).

Finally, the November Amendment provides that to the extent the consent of all Lenders is obtained, if the term loan and all interest accrued thereon other than PIK Interest (defined below) is paid in full by the Extension Date, the PIK Interest will be waived (without such consent, the trigger for such waiver will remain repayment of the term loan prior to December 15, 2012).

Terms of the 2012 Credit Agreement, as amended by the November Amendment

Unless the context otherwise requires, the following is a description of the 2012 Credit Agreement, as amended by the November Amendment (the text indicates the changes effected by the November Amendment).

The 2012 Credit Agreement provides for: (i) an aggregate maximum $52.0 million revolving credit facility (the “2012 Revolver”), subject to a $47.0 million availability cap (which may be increased in $1.0 million increments up to a maximum of $5.0 million under specified circumstances), and borrowing base limitations based on 80% of eligible receivables, plus the lesser of $20.0 million and 55% of the value of eligible inventory (minus specified reserves, including for rent and dilution); (ii) a $5.0 million sub-facility for letters of credit; (iii) a sub-facility for swing-line loans in a maximum amount of $5.0 million; and (iv) a $23.0 million term loan (the “2012 Term Loan”). Upon execution of the 2012 Credit Agreement, $23.0 million of the amount outstanding under the Company’s previous revolver was converted into the 2012 Term Loan, and the remaining amounts continued as outstanding under the 2012 Revolver. KID’s previous ability to increase the amount of its revolver by up to $35.0 million under specified conditions was eliminated from the 2012 Credit Agreement.

Upon submission of the borrowing base certificate due on September 20, 2012, the Borrowers were required to make an immediate principal repayment in respect of the 2012 Term Loan in an amount equal to the amount by which the sum of the availability under the 2012 Revolver plus the Loan Parties’ cash and cash equivalents on such date exceeded $5.0 million (a $1.1 million payment was made). If at any time thereafter, the borrowing base is increased as a result of specified increases in eligible inventory, the Borrowers will be required to make an additional principal pay-down in the amount of such increase. Commencing September 30, 2012, the Borrowers are required to make monthly amortization payments on the 2012 Term Loan based on a 5-year amortization schedule (after giving effect to the September 20, 2012 payment described above). Amounts repaid on the 2012 Term Loan may not be reborrowed.

Loans under the 2012 Credit Agreement are required to be prepaid upon the occurrence, and with the proceeds, of certain transactions, including most asset sales or any debt or equity issuances, and in the amount of any increase in the availability cap. The maturity date of amounts outstanding under the 2012 Credit Agreement is April 1, 2014 (subject to customary early termination provisions).

The 2012 Revolver and the 2012 Term Loan bear interest, at the Borrowers’ option, at a specified base rate (the highest of (x) the Administrative Agent’s prime rate, (y) the Federal Funds rate plus 0.50%, and (c) a specified Eurodollar base rate plus 1.0%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins, and in the case of the 2012 Term Loan commencing on December 15, 2012 (but see below), an in-kind interest rate of 2% (“PIK Interest”), which may be accrued to the outstanding principal of the 2012 Term Loan. With respect to the 2012 Revolver, applicable margins range from 1.75% to 3.00% on Eurodollar rate loans and 0.75% to 2.00% on base rate loans, based on the Company’s Consolidated Leverage Ratio (as defined below) for the applicable trailing twelve month period. With respect to the 2012 Term Loan, the applicable margin is 8.0% on Eurodollar rate loans and 7.0% on base rate loans; provided further, that if the 2012 Term Loan and all interest accrued thereon other than PIK Interest is paid in full on or prior to December 15, 2012, the PIK Interest will be waived. The November Amendment provides that to the extent the consent of all the Lenders is obtained, such waiver will be triggered by repayment of the 2012 Term Loan prior to the Extension Date. Cash interest is to be paid, and PIK Interest is to be capitalized, on a monthly basis.

During the continuance of any default under the 2012 Credit Agreement, the applicable margin shall increase by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of the Required Lenders and prior written notice to KID).

The Borrowers may prepay the 2012 Revolver, the 2012 Term Loan and any swing-line loans at any time and from time to time without premium or penalty, and without a corresponding commitment reduction in the case of the 2012 Revolver. The unutilized portion of the 2012 Revolver may be reduced or terminated by the Borrowers at any time and from time to time without premium or penalty.

Prior to the November Amendment, commencing no later than November 15, 2012, substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), would be required to be swept and applied to repayment of the 2012 Revolver. As a result of the November Amendment, the commencement date of this requirement was delayed until November 22, 2012 (as of the date of filing of this Q3 10-Q, the company has implemented such cash management arrangements).

The maximum monthly consolidated leverage ratio and minimum monthly consolidated fixed charge coverage ratio comprising the 2012 Financial Covenants under the 2012 Credit Agreement both prior to, and as amended by, the November Amendment, are set forth in detail in Note 4 to the Notes to Unaudited Consolidated Financial Statements.

The 2012 Financial Covenants will revert to quarterly testing upon the last to occur of: (a) December 31, 2012; (b) the last day of the first trailing-twelve month period during which the Borrowers’ Consolidated Leverage Ratio is less than 3.00 to 1.00 and the Borrowers’ Consolidated Fixed Charge Coverage Ratio is greater than 1.50 to 1.00; (c) the date upon which the Borrowers’ reach definitive settlement agreements with U.S. Customs with respect to all outstanding specified anti-dumping/customs duty underpayments made by LaJobi, Kids Line, CoCaLo and Sassy (“Duty Events”); and (d) the repayment of the 2012 Term Loan in full.

The Consolidated Fixed Charge Coverage Ratio under the 2012 Credit Agreement means, as of any date of determination, the ratio of (a) Covenant EBITDA for the applicable period of computation (set forth in Note 4 to the Notes to Unaudited Consolidated Financial Statements) minus the sum of (i) all unfinanced capital expenditures incurred during such period, (ii) all cash taxes paid by KID during such period, and (iii) all cash dividends paid by KID during such period, to (b) an amount generally equal to, with respect to the Company, the sum for such period of all scheduled interest and principal payments of debt, including the principal component of any capital lease paid or payable in cash plus any amounts paid during such period in respect of (i) all customs duties, interest, penalties and any other amounts payable to U.S. Customs by LaJobi, Kids Line, CoCaLo or Sassy, to the extent such amounts relate to Duty Events (“Duty Amounts”) or (ii) the earnout consideration in respect of KID’s 2008 acquisition of LaJobi (“LaJobi Earnout Consideration”), if any.

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

Covenant EBITDA, as defined in the 2012 Credit Agreement, is a non-GAAP financial measure used to determine relevant interest rate margins and the Borrowers’ compliance with the 2012 Financial Covenants, as well as the determination of whether certain repurchases of equity securities, acquisitions, payments of specified duty amounts underpayments, and payment of LaJobi Earnout Consideration, if any, can be made if other specified prerequisites are met, and the determination of the amount of specified fees. Covenant EBITDA for purposes of the 2012 Credit Agreement is defined generally as the net income of the Company (excluding extraordinary after-tax or non-cash non-recurring gains or losses, non-cash gains or losses from dispositions other than the write-down of current assets, non-cash restructuring charges, tax refunds, and net operating losses or other net tax benefits and any after tax gains and losses from discontinued operations), as adjusted for, to the extent deducted (added) in determining net income: (i) interest expense; (ii) income tax expense; (iii) depreciation; (iv) amortization; (v) other non-cash charges (gains); (vi) if expensed, reasonable costs incurred in connection with the execution of the 2012 Credit Agreement and Loan Documents thereunder; (vii) non-cash transaction losses (gains) due solely to fluctuations in currency values, in each case, during such period; and (viii) if accrued or expensed during or after the quarter ending December 31, 2010 (or in any prior period to the extent a restatement is required), (a) the amount of all Duty Amounts so accrued or expensed, (b) the amount of LaJobi Earnout Consideration, if any, paid in accordance with the terms of the 2012 Credit Agreement and (c) fees and expenses incurred by the Loan Parties in connection with the Loan Parties’ and any governmental authority’s investigation of the Duty Amounts and Duty Events, in an aggregate amount under clauses (a), (b) and (c) not to exceed the sum, for all periods, of (x) $14.855 million less (y) the amount of LaJobi Earnout Consideration, if any, paid, other than in accordance with the terms of the 2012 Credit Agreement and/or to the extent not deducted in determining consolidated net income. Notwithstanding the foregoing, the determination of Covenant EBITDA shall be subject to caps in respect of (i) professional fees and expenses incurred after July 1, 2012 that may be added back in the amount of $1,000,000 through September 30, 2012, $1,500,000 through December 31, 2012, $1,800,000 through December 31, 2013, plus all reasonable and necessary fees and expenses of the Retained Executive, if required to be retained in 2012, and (ii) restructuring costs that may be added back as determined by the Administrative Agent in its discretion. Pursuant to the November Amendment, the following additional adjustments may be made to net income in order to determine Covenant EBITDA: (i) expenses accrued during the month of September 2012 (plus or minus any adjustments thereto in subsequent months to reflect actual expenses) and arising as a result of the voluntary recall of specified products, in an aggregate amount not to exceed $600,000 and (ii) actual costs incurred during the period from September 1, 2012 through December 31, 2012 arising from the wind-down of Kids Line’s operations in the United Kingdom (See “Recent Developments” above), in an aggregate amount not to exceed $100,000.

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

With respect to the payment by KID of dividends, among other things, after the 2012 Term Loan has been paid in full, so long as no event of default or unmatured event of default then exists or would result therefrom, and no violation of the 2012 Financial Covenants then exists or would result therefrom, KID would be permitted to pay a regular quarterly dividend, provided, however, that prior to such time that the “focused assessment” of U.S. Customs has been deemed concluded and all Duty Amounts required thereby have been remitted by LaJobi (the “Duty Conclusion Date”), such payments, when aggregated with permitted repurchases of KID’s equity securities as described below, is limited to an aggregate amount not to exceed $5.0 million.

With respect to the repurchase by KID of its equity securities, among other things, after the 2012 Term Loan has been paid in full, so long as no event of default or unmatured event of default then existed or would result therefrom, no violation of the 2012 Financial Covenants then exists or would, on a pro forma basis, result therefrom, and the Consolidated Leverage Ratio, on a pro forma basis, is at least 0.25x less than the maximum then permitted, KID would be permitted to repurchase or redeem its equity securities, provided, however, that prior to the Duty Conclusion Date, such payments, when aggregated with permitted quarterly dividends as described above, is limited to an aggregate amount not to exceed $5.0 million.

With respect to acquisitions, after the 2012 Term Loan has been paid in full, specified non-hostile acquisitions will be permitted (without a ceiling on the purchase price therefor), provided that, among other things, immediately before and after giving effect to such acquisition, no event of default or unmatured event of default would exist, the Loan Parties are in pro forma compliance with the 2012 Financial Covenants, the pro forma Consolidated Leverage Ratio is at least 0.25x less than the maximum level then permitted, and minimum availability under the 2011 Revolver is at least $15.0 million.

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

Prior to the November Amendment, in the event, among other things, that the Borrowers failed to: (i) deliver, on or before November 15, 2012 (the “Commitment Date”), a binding commitment letter with respect to a specified equity or subordinated debt infusion in an amount sufficient to satisfy the 2012 Term Loan in full, on terms reasonably acceptable to the Required Lenders, or (ii) satisfy the 2012 Term Loan on or before December 15, 2012 (the “Satisfaction Date”), within 5 business days of any such failure, the financial advisor previously required to be retained by the Company must be retained in an executive capacity as the Retained Executive, with certain authority over operations. The November Amendment provides that the Commitment Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than November 30, 2012, and the Satisfaction Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than December 21, 2012 (the last of any such extensions to the Satisfaction Date, the “Extension Date”). As of November 15, 2012, the Administrative Agent has granted an extension of the Commitment Date to November 23, 2012.

The 2012 Credit Agreement contains customary events of default (including any failure to remain in compliance with the 2012 Financial Covenants, as amended by the November Amendment). If an event of default occurs and is continuing (in addition to default interest as described above, the requirement for all PIK interest to be paid in cash, and other remedies available to the Lenders), with the consent of the Required Lenders, the Administrative Agent is entitled to, and at the request of such Lenders, the Administrative Agent is required to, declare commitments under the 2012 Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, and/or demand cash collateralization of letters of credit (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit). In addition, an event of default under the 2012 Credit Agreement could result in a cross-default under certain license agreements that the Company maintains.

The 2012 Credit Agreement also contains customary conditions to lending, including that no default shall exist, or would result from any proposed extension of credit.

In order to secure the obligations of the Loan Parties under the 2012 Credit Agreement, each Loan Party has pledged 100% of the equity interests of its domestic subsidiaries, including a pledge of the capital stock of each Borrower (other than KID) and the Licensor, and 65% of the equity interests of specified foreign subsidiaries, to the Administrative Agent, and has granted security interests to the Administrative Agent in substantially all of its personal property other than the assets of the Licensor. As additional security for Sassy, Inc.’s obligations under the 2012 Credit Agreement, Sassy, Inc. has continued its grant of a mortgage for the benefit of the Administrative Agent and the continuing Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

The Company paid fees and expenses to the Administrative Agent in the aggregate amount of $375,000 in connection with the execution of the 2012 Credit Agreement (the “Arrangement Fee”). In addition, the Company incurred a waiver and amendment fee of $375,000 to the Lenders (the “Waiver and Amendment Fee”). With respect to each of the Arrangement Fee and the Waiver and Amendment Fee, $187,500 was paid on August 13, 2012. The remaining balance of $187,500 of the Arrangement Fee is payable on the on the first business day following the Extension Date (prior to the November Amendment, such balance was payable on December 16, 2012); provided, that: (x) if all outstanding obligations under the 2012 Credit Agreement have been satisfied in full on or prior to the Extension Date, such balance shall be waived in its entirety; and (y) if the 2012 Term Loan has been paid in full on or prior to the Extension Date, $57,000 of such balance shall be waived (prior to the November Amendment, the applicable date to trigger such fee waivers was repayment by December 15, 2012).

In addition, the November Amendment provides that to the extent the consent of all the Lenders is obtained, the remaining unpaid balance of the Waiver and Amendment Fee will be payable on the first business day following the Extension Date (without such consent, such balance will remain payable on December 16, 2012); provided, that: (x) if all outstanding obligations under the 2012 Credit Agreement have been satisfied in full on or prior to the Extension Date, such balance shall be waived in its entirety; and (y) if the 2012 Term Loan has been paid in full on or prior to the Extension Date, $57,000 of such balance shall be waived (without such consent, the applicable date to trigger such fee waivers will remain repayment by December 15, 2012).

The Borrowers are also required to pay a quarterly commitment fee ranging from 0.30% to 0.50% (based on the Consolidated Leverage Ratio) on the daily unused portions of the 2012 Revolver (outstanding amounts under letters of credit are considered utilization for this purpose; outstanding swing-line loans are not so considered); letter of credit fees ranging from 1.75% to 3.00% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the 2012 Credit Agreement. In addition, in the event the 2012 Term Loan has not been repaid in full on or before December 15, 2012, the Company shall pay to the Administrative Agent for the account of the Lenders a fee (the “Catch Up Fee”) in an amount equal to the product of (i) 2% and (ii) the actual daily outstanding principal amount of the 2012 Term Loan from August 13, 2012 through the 90th day thereafter (this fee may be accrued to the 2012 Term Loan at the Company’s election so long as there is no event of default on the day it is due). The November Amendment provides that to the extent the consent of all the Lenders is obtained, the Catch Up Fee would become payable if the 2012 Term Loan is not repaid in full on or before the Extension Date. The Company paid fees and expenses to the Administrative Agent and the consenting Lenders in the aggregate amount of approximately $180,000 in connection with the execution of the November Amendment. Each additional Lender that executes the November Amendment prior to November 30, 2012 will be paid a fee equal to 15 basis points multiplied by such Lender’s outstanding loans to the Borrowers.

Financing costs, including the fees and expenses paid upon execution of the 2012 Credit Agreement and the November Amendment, will be recorded in accordance with applicable financial accounting standards

Other Events and Circumstances Pertaining to Liquidity

Hurricane Sandy resulted in the closure of the New Jersey corporate offices of the Company, as well as the inability of the Company’s LaJobi subsidiary (also based in New Jersey) from shipping products to its retailers, from October 29, 2012 until November 5, 2012. The Company is in the early stages of assessing the financial and operational impacts of the storm on the Company and its customers, and is therefore currently unable to estimate such impacts.

In light of the unprofitability of Kids Line’s U.K. operations, the Company has initiated the wind-down of such operations, which is intended to be complete by the end of 2012 in a manner designed to minimize negative financial impacts to the Company.

In the fourth quarter of 2012, the Company made submissions to U.S. Customs which included the Company’s final determination of amounts it believes are owed, as well as proposed settlement amounts and/or proposed payment terms with respect to anti-dumping duties owed by LaJobi, as well as customs duties owed by the Company’s other operating subsidiaries (the “Settlement Submissions”). As part of the final determination by the Company of amounts it believes are owed to U.S. Customs and the related Settlement Submissions, in the quarter ended September 30, 2012, the Company adjusted its previous accrual (recorded in cost of sales) down by an aggregate of $0.4 million. As part of the Settlement Submissions, the Company included the following initial payments to U.S. Customs, such payments to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s anti-dumping duty and customs duties matters, respectively: $0.3 million with respect to LaJobi anti-dumping duties and $0.2 million with respect to Kids Line customs duties. The Company also paid in full $0.3 million with respect to CoCaLo customs duties, which the Company believes represents the entire amount owed by CoCaLo.

As the Focused Assessment is still pending, and U.S. Customs has not accepted the terms of any of the Settlement Submissions, however, it is possible that the actual amount of duties owed for the periods covered thereby will be higher than the amounts determined to be owed by the Company (and accrued in connection therewith), and in any event, additional interest will continue to accrue until full payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties owed, and additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith.

A discussion of, among other things: (i) the restatement of specified previously-issued financial statements, including the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) an arbitration demand initiated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, the impact of such restatement on such matters, and the position of the Company with respect thereto, and a related motion by Mr. Bivona to require the Company to deposit $11.7 million in escrow prior to the arbitration hearing; (iii) the “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith, and an informal SEC investigation and a document request from the United States Attorney’s Office for the District of New Jersey with respect to such matters; (iv) the Customs Review, charges recorded in connection therewith, and the Customs Investigation (each as defined and described in detail in Note 9 to the Notes to Unaudited Consolidated Financial Statements); (v) a putative class action filed against KID and certain of its officers and directors in March of 2011, the granting of the defendants’ motion to dismiss such proceeding with prejudice on October 12, 2012, and the plaintiff’s notice of appeal on November 14, 2012, (vi) a putative derivative shareholder litigation instituted in May of 2011, the dismissal of such proceeding without prejudice, and a subsequent motion to compel the inspection of documents filed by the plaintiff in such action in April of 2012, and the order of the court in response thereto as of November 8, 2012; (vii) a complaint filed against Kids Line with respect to specified wages and hours allegations; and (viii) a CPSC staff investigation into alleged LaJobi violations of certain reporting requirements, can be found in the section captioned “Recent Developments” above, Part II, Item 1 “Legal Proceedings”, or Notes 9 and 12 of the Notes to Unaudited Consolidated Financial Statements.

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

We commenced the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring aggregate costs of approximately $4.0 million, of which $2.6 million has been incurred as of September 30, 2012. We anticipate the balance of the costs to be incurred as follows: $0.2 million in the remainder of 2012 and $1.2 million in 2013. Such costs have been financed to date with borrowings under our credit facility, and are intended to be so financed in the future. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

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

Consistent with our past practices and in the normal course of our business, we regularly review acquisition opportunities of varying sizes. We may consider the use of debt or equity financing to fund potential acquisitions. The 2012 Credit Agreement includes provisions that place limitations on our ability to enter into acquisitions, mergers or similar transactions, as well as a number of other activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends, repurchase our common stock, or dispose of or sell assets (subject to limited exceptions specified therein), and in most cases, requires the proceeds from the foregoing activities, to the extent permitted, to repay amounts outstanding under the 2012 Credit Agreement, including the proceeds from permitted debt and equity issuances, and most asset sales, including a sale of the assets or membership interests in the Licensor and any sale of the real estate owned by Sassy. These covenants could restrict our ability to pursue opportunities to expand our business operations. See “Debt Financings” above.

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of September 30, 2012 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Operating Lease Obligations	$7,044	$790	$2,412	$979	$1,013	$938	$912
Purchase Obligations (1)	24,254	22,574	1,680	—	—	—	—
Long Term Debt Obligations (2)	21,900	1,460	4,380	16,060	—	—	—
Interest on Long Term Debt Obligations (3)	2,751	525	1,825	401	—	—	—
Royalty Obligations	6,492	2,318	2,849	1,304	21	—	—

Total Contractual Obligations (2)(4)(5)	$62,441	$27,667	$13,146	$18,744	$1,034	$938	$912

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.
(2)	Reflects repayment obligations under the 2012 Credit Agreement. Prior to the execution of the 2012 Credit Agreement on August 13, 2012, and as permitted by applicable accounting standards, all of the Company’s indebtedness for borrowed money was classified as long-term debt. In connection with the execution of the 2012 Credit Agreement, however, the Company’s revolver was required to be reclassified as short-term debt. In addition, because part of the Company’s previously-outstanding revolver was converted into a term loan, the current portion of such term loan was required to be classified as short-term debt as well. See Note 4 of the Notes to Unaudited Consolidated Financial Statements for a description of the 2012 Credit Amendment, including amounts and dates of repayment obligations and provisions that create, increase and/or accelerate obligations thereunder. Excludes, as of September 30, 2012, approximately $33.5 million borrowed under the 2012 Revolver. Required interest under the 2012 Revolver is based on the outstanding debt and applicable interest margins and cannot be calculated. The estimated 2012 interest payment for the 2012 Revolver using an assumed 3.50% interest rate would be $0.3 million. Such amounts are estimates only and actual interest payments could differ materially. The 2012 Revolver matures on April 1, 2014, at which time any amounts outstanding are due and payable. Also excludes obligations under certain letters of credit that require the Company to make payments to parties aggregating $0.1 million upon the occurrence of specified events. See “Debt Financings — 2011 Credit Agreement” of the Q2 10-Q for a description of the Company’s previous credit agreement.
(3)	This amount reflects estimated interest payments on the 2012 Term Loan as of September 30, 2012 calculated using an assumed interest rate of 10.0% (which includes PIK Interest) and then-current levels of outstanding long-term debt. Such amounts are estimates only and actual interest payments could differ materially. This amount also excludes interest on amounts borrowed under the 2012 Revolver (discussed in footnote 2 above). See Note 4 of the Notes to Unaudited Consolidated Financial Statements for a description of the 2012 Credit Amendment (including a November 2012 amendment thereto), including the interest rates applicable to the 2012 Term Loan.
(4)	Does not include contingent obligations under off-balance sheet arrangements, if any, or otherwise, as the amount, if any, or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below, “Other Events and Circumstances Pertaining to Liquidity” above and Note 9 to the Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s contingent liabilities. The liability recorded of $11.7 million in connection with the potential LaJobi earnout is included in accrued expense (and is not included in the table above), as the amount, if any, or the timing of any potential settlement is not reasonably estimable.
(5)	Of the total income tax payable for uncertain tax positions of $743,000, we have classified $667,000 as a current liability as of September 30, 2012, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements

As of September 30, 2012, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2011 10-K.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2011 10-K, other than those in connection with the increase in the valuation allowance for deferred tax assets described in Note 8 to the Notes to Unaudited Consolidated Financial Statements.

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

As of September 30, 2012, there have been no material changes in the Company’s market risks as described in Item 7A of our 2011 10-K, except as set forth below with respect to interest rate risk.

Interest Rate Changes

Upon execution of the 2012 Credit Agreement, $23.0 million of the amount outstanding under the Company’s previous revolver was converted into the 2012 Term Loan, and the remaining amounts continued as outstanding under the 2012 Revolver.

The 2012 Revolver and the 2012 Term Loan bear interest, at the Borrowers’ option, at a specified base rate (the highest of (x) the Administrative Agent’s prime rate, (y) the Federal Funds rate plus 0.50%, and (c) a specified Eurodollar base rate plus 1.0%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins, and in the case of the 2012 Term Loan commencing on December 15, 2012 (with possible postponement to the Extension Date, if granted, in the event that all Lenders execute the November Amendment), an in-kind interest rate of 2% (“PIK Interest”), which may be accrued to the outstanding principal of the 2012 Term Loan. With respect to the 2012 Revolver, applicable margins range from 1.75% to 3.00% on Eurodollar rate loans and 0.75% to 2.00% on base rate loans, based on the Company’s Consolidated Leverage Ratio for the applicable trailing twelve month period. With respect to the 2012 Term Loan, the applicable margin is 8.0% on Eurodollar rate loans and 7.0% on base rate loans; provided further, that if the 2012 Term Loan and all interest accrued thereon other than PIK Interest is paid in full on or prior to December 15, 2012 (with possible postponement to the Extension Date, if granted, in the event that all Lenders execute the November Amendment), the PIK Interest will be waived.

As of September 30, 2012, the applicable interest rate margins for outstanding loans were: 3.00% for Eurodollar rate loans and 3.25% for base rate loans with respect to the 2012 Revolver, and 8.00% for Eurodollar rate loans and 7.00% for base rate loans with respect to the 2012 Term Loan. The weighted average interest rates for the outstanding loans as of September 30, 2012 were as follows:

	At September 30, 2012
	LIBOR Loans	Base Rate Loans
Revolving Loan	3.11%	5.25%
Term Loan	8.23%	10.25%

Loans under the 2011 Credit Agreement (effective until August 2012) bore interest, at the Borrowers’ option, at a specified base rate (the higher of (x) the Administrative Agent’s prime rate and (y) the Federal Funds rate plus 0.50%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins. Applicable margins ranged from 1.75% to 2.75% on Eurodollar rate loans and 0.75% to 1.75% on base rate loans, based on the Company’s Consolidated Leverage Ratio for the most recently ended fiscal quarter.

At September 30, 2012 a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase our interest expense by approximately $0.6 million annually. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under the section captioned “Debt Financings” for a discussion of the applicable interest rates under and other material provisions of the 2012 Credit Agreement, including the terms of a November 2012 amendment thereto. The 2011 Credit Agreement, including the interest rates applicable to loans thereunder, is described in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under the section captioned “Debt Financings — 2011 Credit Agreement” of the Q2 10-Q.

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

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2012. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Putative Class Action

As described in the Q1 10-Q and the Q2 10-Q, on March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Putative Class Action”). The Putative Class Action was brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired KID’s common stock between March 26, 2010 and March 15, 2011. In addition to KID, Bruce G. Crain, KID’s then- President, Chief Executive Officer and a member of KID’s Board, Guy A. Paglinco, KID’s Vice President and Chief Financial Officer, Raphael Benaroya, Mario Ciampi, Frederick J. Horowitz, Salvatore Salibello and Michael Zimmerman, each members of KID’s Board, as well as Lauren Krueger and John Schaefer, each a former member of KID’s Board, were named as defendants.

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

On October 16, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss such complaint with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgement of the U.S. District Court.

Putative Shareholder Derivative Action

As has been previously disclosed (most recently in the Q2 10-Q), on May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System (“Roseville”) in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s then CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board, and John Schaefer, a former member of KID’s Board (collectively, the “Defendants”). In addition, KID was named as a nominal defendant.

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

On November 23, 2011, Roseville sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. The demand requested to inspect documents relating to LaJobi’s compliance with U.S. customs laws to determine whether the Roseville will amend its complaint in the Putative Derivative Action. On March 1, 2012, the Company indicated in a letter that it had provided all the documents to which Roseville is entitled under New Jersey law. On April 28, 2012, Roseville filed a motion to compel inspection of documents beyond those previously provided by the Company. The Company’s opposition to the motion was filed on May 14, 2012. On September 6, 2012, the Court requested additional briefing on jurisdictional issues. That briefing was fully submitted to the Court on September 24, 2012. On November 8, 2012, the Court issued an Order granting Roseville’s request in part and denying the request in part. The Order provides that any non-privileged documents that are responsive to the narrow scope of the inspection permitted by the Order will be produced by the Company by December 3, 2012. Roseville’s time to amend its complaint has been extended by the Court until the issues raised in the motion are resolved.

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

CPSC Staff Investigation

As described in the Q2 10-Q, by letter dated July 26, 2012, the staff (the “CPSC Staff”) of the U.S. Consumer Product Safety Commission (“CPSC”) informed the Company that it has investigated whether LaJobi timely complied with certain reporting requirements of the Consumer Product Safety Act (the “CPSA”) with respect to various models of drop-side and wooden-slat cribs distributed by LaJobi during the period commencing in 1999 through 2010, which cribs were recalled voluntarily by LaJobi during 2009 and 2010. The letter states that, unless LaJobi is able to resolve the matter with the CPSC Staff, the CPSC Staff intends to recommend to the CPSC that it seek the imposition of a substantial civil penalty for the alleged violations.

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

Bivona Arbitration

As has been previously disclosed (most recently in the Q2 10-Q), the Company received a letter on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, and a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause”, violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. On July 18, 2012, Mr. Bivona filed a motion to compel the Company to deposit $11.7 million in escrow, prior to the arbitration hearing, based on the Company’s disclosures regarding Mr. Bivona’s earnout claim, and without taking into consideration any of the Company’s defenses or counterclaims. The Company believes the motion is without merit and intends to continue to vigorously defend against all of Mr. Bivona’s claims (including his latest motion described above). The Company believes that it will prevail, based on, among other things, its affirmative defenses, counterclaims and third-party claims, although there can be no assurance that this will be the case.

Also see Note 9 of the Notes to Unaudited Consolidated Financial Statements for a discussion of: (i) the LaJobi Focused Assessment; (ii) a customs compliance investigation and review of the Company’s non-LaJobi subsidiaries instituted by the Company; (iii) an SEC informal investigation of LaJobi’s customs and Asia staffing practices; (iv) a request for information from the U.S. Attorney’s Office for the District of New Jersey to the Company; and (v) a wages and hours putative class action complaint pending against Kids Line. Other than the Settlement Submissions by the Company to U.S. Customs in the fourth quarter of 2012 in connection with the LaJobi anti-dumping duty matters and customs duty matters at the Company’s other operating subsidiaries described above, there have been no material developments in any such proceedings during the quarter ended September 30, 2012.

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

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2011 10-K, except as set forth below:

Deviations from expected results of operations and/or expected cash requirements could result in a default under our credit agreement and/or adversely affect our financial condition and results of operations

Any significant deviation in actual results from our expected results of operations (including larger-than anticipated negative impacts on sales resulting from Hurricane Sandy), any significant deviation in the timing of material expenditures from current estimates, or any significant earnout payments, significant business or product acquisitions, or other significant unanticipated expenses (including customs duty assessments and related interest in excess of current accruals, and/or any related penalties) could result in a default under the 2012 Credit Agreement (as amended by the November Amendment), have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. Any significant payment by us or escrow requirement in respect of the LaJobi earnout consideration could result in a default under the 2012 Credit Agreement (as amended by the November Amendment), and could have a material adverse effect on our financial condition and results of operations. See “Inability to maintain compliance with the bank covenants” and “We are currently party to litigation that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business” in the 2011 10-K. See also “Debt Financings – 2012 Credit Agreement” for conditions precedent contained in the 2012 Credit Agreement with respect to the payment of any earnout consideration, as well as the impact of any such payment on our required financial covenants. More generally, if actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amount of recoverability of property, plant and equipment, intangible assets, valuation allowances for receivables, inventories and deferred income tax assets), liabilities (including accruals for income taxes and liabilities) and or other items reflected in our consolidated financial statements, it could adversely affect our results of operations and financial condition.

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

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. Some of these conflict minerals are commonly used in many products, and may be used in some of our products. These requirements will generally require companies to investigate, disclose and report annually whether or not such metals, if used in the manufacture of the Company’s products, originated from the Democratic Republic of Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Ms. Carr

In connection with the appointment of Ms. Kerry Carr as Executive Vice President and Chief Operating Officer of the Company, an inducement grant of 373,134 stock appreciation rights, at an exercise price of $1.34 per share, was made to Ms. Carr on September 14, 2012 outside of the Company’s Equity Incentive Plan due to the limited number of shares available for issuance thereunder (the “Carr SARs”). The Carr SARs may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee of the Board. The Carr SARs will vest at a rate of 20% per year commencing on the first anniversary of the date of grant, and are generally exercisable for a period of ten years from the date of grant.

In the event of disability or death of Ms. Carr while in the employ of the Company, all unexercised Carr SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If Ms. Carr retires, vested unexercised Carr SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier. If Ms. Carr’s employment is terminated for any other reason, any unexercised Carr SARs will be cancelled and deemed terminated immediately, except that if her employment is terminated by the Company for other than Cause (as defined in her employment agreement with the Company), all unexercised Carr SARs, to the extent vested, may be exercised within 90 days of the date of such event (or the exercise period, if shorter). The foregoing provisions are referred to as the “Vesting Provisions”.

The Carr SARs were issued pursuant to Rule 506 under the Securities Act of 1933, as amended.

Ms. Pepys Lowe

In connection with the appointment of Ms. Pepys Lowe as President of Kids Line and CoCaLo, an inducement grant of 223,881 stock appreciation rights, at an exercise price of $1.34 per share, was made to Ms. Lowe on September 14, 2012 outside of the Company’s Equity Incentive Plan due to the limited number of shares available for issuance thereunder (the “PL SARs”). The PL SARs may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee of the Board. The PL SARs will vest at a rate of 20% per year commencing on the first anniversary of the date of grant, and are generally exercisable for a period of ten years from the date of grant. The Vesting Provisions described for the Carr SARs also apply to the PL SARs.

The PL SARs were issued pursuant to Rule 506 under the Securities Act of 1933, as amended.

ITEM 5.	OTHER INFORMATION

Under the 2012 Credit Agreement, the Company is subject to a maximum monthly consolidated leverage ratio, and a minimum monthly consolidated fixed charge coverage ratio (the “2012 Financial Covenants”). As of September 30, 2012, the Company was in compliance with the 2012 Financial Covenants. As a result of the combined impact of: (i) overall softness in the business; (ii) accruals recorded in the quarter ended September 30, 2012 pertaining to costs associated with the recall of certain products and (iii) the interruptions to the Company’s operations as a result of Hurricane Sandy (the full impact of which has not yet been ascertained), the Company determined that it would not likely be in compliance with one or both of the 2012 Financial Covenants for certain future periods. In addition, as a result of the business disruptions caused by such hurricane, the Company also determined that it would not be able to implement specified account control arrangements by November 15, 2012, as was required by the 2012 Credit Agreement (the “Cash Management Deadline”). In connection with the foregoing on November 15, 2012, the 2012 Credit Agreement was amended (the “November Amendment”), among other things described below, to amend the 2012 Financial Covenants for future periods and to extend the Cash Management Deadline until November 22, 2012 (as of the date of filing of this Q3 10-Q, the Company has implemented such cash management arrangements. The revised 2012 Financial Covenants are described in detail in Note 4 to Notes to Unaudited Consolidated Financial Statements.

In addition, as has been previously disclosed, in the event, among other things, that the Company failed to (i) deliver, on or before November 15, 2012 (the “Commitment Date”), a binding commitment letter with respect to a specified equity or subordinated debt infusion in an amount sufficient to satisfy the 2012 Term Loan in full, on terms reasonably acceptable to the Required Lenders, or (ii) satisfy the 2012 Term Loan on or before December 15, 2012 (the “Satisfaction Date”), within 5 business days of any such failure, the financial advisor previously required to be retained by the Company must be retained in an executive capacity, with certain authority over operations. The November Amendment provides that the Commitment Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than November 30, 2012, and the Satisfaction Date may be extended, in the discretion of the Administrative Agent, to one or more dates no later than December 21, 2012. As of the date of this Q3 10-Q, the Administrative Agent has granted an extension of the Commitment Date to November 23, 2012.

In addition, as a result of the November Amendment, the following additional adjustments may be made to net income in order to determine Covenant EBITDA: (i) expenses accrued during the month of September 2012 and arising as a result of the recall of any certain products, in an aggregate amount not to exceed $600,000 and (ii) actual costs incurred during the period from September 1, 2012 through December 31, 2012 arising from the wind-down of the Borrowers’ operations in the United Kingdom, in an aggregate amount not to exceed $100,000.

The Company paid fees and expenses to the Administrative Agent and the consenting Lenders in the aggregate amount of approximately $180,000 in connection with the execution of the November Amendment.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Result of Operations, under the caption “Debt Financings — 2012 Credit Agreement”, for a detailed description of the 2012 Credit Agreement and the November Amendment.

ITEM 6.	EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q:

10.44	Waiver, First Amendment to Credit Agreement and First Amendment to Security Agreement, dated August 13, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on August 15, 2012.

10.45	Separation and Release Agreement, dated as of September 11, 2012, among David Sabin, Kids Line, LLC and CoCaLo, Inc., incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.*

10.46	Employment Agreement, dated as of September 12, 2012, between the Company and Kerry Carr, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.*

10.47	Employment Agreement, dated as of September 12, 2012, between the Company and Renee Pepys-Lowe, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.*

10.48	Second Amendment to Credit Agreement, dated November 15, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent.

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

*	Represent management contracts or compensatory plans or arrangements
[1]

Pursuant to Rule 405 of Regulation S-T, includes the following unaudited financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statement of Operations for the three and nine month periods ended September 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Items 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC.
(Registrant)

	By	/s/ Guy A. Paglinco
Date: November 20, 2012		Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.48

Second Amendment to Credit Agreement, dated November 15, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent.

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

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following unaudited financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statement of Operations for the three and nine month periods ended September 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.