Form 10-K
period 2012-12-31
KID BRANDS, INC
filed 2013-04-16
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller Reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of such stock at the close of business on June 30, 2012 was approximately $34.6 million.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 16, 2013 was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	21,870,316

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”), which is intended to be filed not later than 120 days after the end of the fiscal period covered by this report.

EXHIBIT INDEX
EX-10.52	Amendment to Employment Agreement, dated as of March 26, 2013, between Kid Brands, Inc. and Kerry Carr
EX-10.53	First Amendment to Credit Agreement, dated as of April 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent
EX-21.1	LIST OF SUBSIDIARIES
EX-23	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1	CERTIFICATION
EX-31.2	CERTIFICATION
EX-32.1	CERTIFICATION
EX-32.2	CERTIFICATION
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Schema Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

i

PART I

As used in this Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”), the terms “Company”, “we”, “us” and “our” refer to Kid Brands, Inc. (“KID”) and its consolidated subsidiaries.

ITEM 1. BUSINESS

General

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four principal wholly-owned operating subsidiaries – Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) – we design and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, nursery appliances, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years including the recently acquired Kokopax® line of baby gear as described in Note 4 (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®.

Our products are sold primarily to large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force to serve our customers, who are primarily located in the United States, Australia and, until December 2012, the United Kingdom (the “U.K.”). See Note 16 of the Notes to Consolidated Financial Statements. We also maintain relationships with international distributors to service certain retail customers in several foreign countries, as well as with several independent representatives to service select domestic and foreign retail customers. We generated annual net sales of approximately $229.5 million in 2012. See “Products” below for a discussion of our current product categories.

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

We maintain our principal executive offices at One Meadowlands Plaza, 8th Floor, East Rutherford, New Jersey 07073. Our active wholly-owned subsidiaries are located in the United States, the United Kingdom (closed in December 2012), Australia, the People’s Republic of China (the “PRC”), Hong Kong and Thailand, with distribution centers located in California, New Jersey and Michigan. See Item 2, “Properties”. Our telephone number is 201-405-2400.

Products

Our infant and juvenile product line currently consists of approximately 7,400 products that principally focus on newborn to three year old children. We have also recently begun to expand the age range of our addressable consumer market by developing and marketing certain products for children of ages three through seven, including toddler bedding and beds as well as kitchen products. Kids Line® products, which are marketed primarily under the Kids Line®, Carter’s® and Disney® brands, and CoCaLo® products, which are marketed primarily under the CoCaLo Baby®, CoCaLo Couture®, and CoCaLo NaturalsTM brands, each consist primarily of infant bedding and related nursery accessories and décor such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art, as well as nursery appliances, diaper bags and spa/bath products. LaJobi® products, which are marketed primarily under the Babi Italia®, Europa Baby®, Bonavita®, Graco® and Serta® brands, consist primarily of cribs, mattresses and other nursery furniture. Sassy® products, which are marketed primarily under the Sassy®, Carter’s®, Garanimals® and Kokopax® brands, consist primarily of developmental toys and feeding, bath and baby care items and baby gear with features that address the various stages of an infant’s early years.

Most of our infant and juvenile products have wholesale selling prices between $1 and $265, with the exception of LaJobi furniture products, which have wholesale selling prices of $10 to $548. Product sales are highly diverse and no single item represented more than 3% of our consolidated net sales in 2012. The Company currently categorizes its sales in five product categories: Hard Good Basics, Soft Good Basics, Toys and Entertainment, Accessories and Décor, and Other. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Soft Good Basics includes bedding, blankets and mattresses. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The following table sets forth the Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Hard Good Basics	37.3%	35.5%	38.9%
Soft Good Basics	35.2%	38.3%	38.1%
Toys and Entertainment	17.9%	14.2%	11.8%
Accessories and Décor	8.4%	10.1%	10.3%
Other	1.2%	1.9%	0.9%

Total	100.0%	100.0%	100.0%

Design and Production

We maintain a continuing program of new product development. We design most of our own products, although certain products are designed by independent designers or are licensed from other third parties. Items are added to the product line only if we believe that they can be sourced and marketed on a basis that meets our profitability standards.

Generally, a new design is brought to market within six to twelve months after a decision is made to produce the product. Sales of our products are, in large part, dependent on our ability to anticipate, identify and react quickly to changing consumer preferences and to effectively utilize our sales and distribution systems to bring new products to market.

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

Substantially all of our products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of approximately 38 individuals in the PRC, Thailand, Hong Kong and Vietnam who monitor the production process with responsibility for the quality, safety and prompt delivery of our products, as well as certain compliance and product development issues. We have established subsidiaries in the PRC, Hong Kong and Thailand to oversee our quality assurance activities in Asia, and have retained the full-time services of such individuals, either directly through such subsidiaries, or through third party outsource agencies. Our products are designed, manufactured, packaged and labeled to conform to all applicable safety requirements under U.S. federal and other applicable laws and regulations, various industry-developed voluntary standards and product-specific standards.

During 2012, we utilized numerous manufacturers in Eastern Asia for our operations, with facilities primarily in the PRC and other Eastern Asia countries. During 2012, approximately 74% of our dollar volume of purchases for our operations was attributable to manufacturing in the PRC. Members of our Eastern Asia and U.S. product development staff make frequent visits to such manufacturers. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which generally provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for us in the PRC and imported into the United States and would result in an increase in our sourcing costs. In addition, certain categories of wooden bedroom furniture previously imported from the PRC by our LaJobi subsidiary were also subject to anti-dumping duties. For a discussion of charges taken for anticipated anti-dumping duties (and related interest) and other actions resulting from LaJobi’s prior import practices, including a restatement of specified financial statements and a liability in the approximate amount of $11.7 million recorded in connection therewith, see Item 3, “Legal Proceedings”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Notes 4 and 17 of the Notes to Consolidated Financial Statements. We have discontinued the practices that resulted in these anticipated anti-dumping duties and have established alternate vendor arrangements for the relevant product in countries that are not subject to such anti-dumping duties. Also see “Risk Factors-We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products”.

In 2012, the supplier accounting for the greatest dollar volume of the purchases for our operations accounted for approximately 19% of such purchases, and the five largest suppliers accounted for approximately 44% in the aggregate. We believe, however, that there are alternate manufacturers for our products and sources of raw materials. But see Item 1A, “Risk Factors – We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products”, as well as Note 16 of Notes to Consolidated Financial Statements for a discussion of risks attendant to our foreign operations.

Marketing and Sales

Our products are marketed through our own direct sales force of full-time employees, as well as through independent manufacturers’ representatives and distributors to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, baby superstores, specialty stores, department stores and boutiques. During 2012, we maintained a direct sales force and distribution network for our operations in the United States, the United Kingdom (until December 2012) and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries. Our sales attributable to foreign-based operations were $9.2 million, $9.6 million and $9.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our consolidated foreign sales from operations, including export sales from the United States, aggregated $25.0 million, $18.9 million and $22.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. See Note 16 of Notes to Consolidated Financial Statements for information with respect to, among other things, revenues from external customers and total assets for each of the years ending December 2012, 2011, and 2010, respectively, as well as specified geographic information.

During 2012, we sold our products to approximately 2,100 customers worldwide. Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for approximately 31.3%; Wal-Mart Stores, Inc. (“Walmart”) accounted for approximately 17.8%; and Target Corporation (“Target”) accounted for approximately 9.6% of our consolidated gross sales during 2012. The loss of any of these customers, the loss of certain other large customers, or a significant reduction in the volume of business conducted with any such customers, could have a material adverse affect on us. See Item 1A, “Risk Factors – Our business is dependent on several large customers” and Note 5 of Notes to Consolidated Financial Statements.

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

Distribution

Many of our customers, particularly mass merchandisers, pick up their goods at our regional distribution centers, which are located in South Gate, California; Cranbury, New Jersey; and Kentwood, Michigan. We also use common carriers to arrange shipments to customers who request such arrangements, including smaller retailers and specialty stores. CoCaLo distributes its products through a third party logistics provider (that is a related party). LaJobi also utilizes the services of independent third party logistics providers in California for a portion of its distribution requirements, and our subsidiaries in Australia and the U.K. (until its closure in December of 2012) utilize the services of independent third party logistics providers in their respective jurisdictions.

Seasonality

We typically do not experience significant seasonal variations in demand for our products, although we typically do experience slightly higher sales during the second half of the fiscal year. In 2012, approximately 52% of our net sales were made during the second half of the fiscal year. Sales to our retail customers may be higher in periods when retailers take initial shipments of new products, as these orders typically incorporate enough products to fill each store plus additional amounts to be kept at the customer’s distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year and whether there are any mid-year product introductions.

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

Copyrights, Trademarks, Patents and Licenses

We rely on a combination of trademarks, copyrights, patents, licenses and trade secrets to protect our intellectual property. We believe our intellectual property has significant value, though we do not consider our business to be materially dependent on such intellectual property due to the availability of substitutes and our ability to create new designs, and the variety of products that we sell. Intellectual property protections are limited or even unavailable in some foreign countries and preventing unauthorized use of our intellectual property can be difficult even in countries with substantial legal protection. In addition, the portion of our business that relies on the use of intellectual property is subject to the risk of challenges by third parties claiming infringement of their proprietary rights. See Item 1, “Risk Factors—“Trademark infringement or other intellectual property claims relating to our products could increase our costs.”

We enter into license agreements relating to trademarks, copyrights, patents, designs and products which enable us to market items compatible with our product line. We believe that our license agreements are important assets for our business. We currently maintain license agreements with, among others, The William Carter Company (Carter’s®); Disney® Enterprises, Inc.; Graco® Children’s Products, Inc.; Serta®, Inc.; and Garanimals®. Our license agreements are typically for terms of two to five years with extensions possible if agreed to by both parties. Royalties are paid on licensed products and, in many cases, advance royalties and minimum guarantees are required by these license agreements. Although we do not believe our business is dependent on any single license, the Graco® license (which expires on December 31, 2013, subject to renewals) and the Carter’s® license (which technically expired on December 31, 2012, but the parties are continuing to operate under the license and are negotiating a renewal agreement, although there can be no assurance that any such renewal will be consummated) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2014, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case (other than Garanimals® which commenced in 2010) for the last three years ended December 31, 2012. While historically we have been able to renew the license agreements that we wish to continue on terms acceptable to us, there can be no assurance that this will be the case. The loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on our results of operations, at least until such time, if ever, that appropriate replacements can be secured and related products marketed on commercially acceptable terms. See Item 1A, “Risk Factors—“Competition for licenses could increase our licensing costs or limit our ability to market products” and “The loss of any significant license could adversely affect our business.”

In connection with the sale of KID’s former gift business to The Russ Companies, Inc. (“TRC”), a limited liability company wholly-owned by KID executed a license agreement with TRC permitting TRC to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”). On April 21, 2011, TRC and TRC’s domestic subsidiaries (collectively, the “Debtors”), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On June 16, 2011, the Bankruptcy Court entered an order which, among other things, approved a settlement with the secured creditors of the Debtors, including KID (the “Settlement”). Among other things, the Settlement allows us to retain ownership of the Retained IP. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the Settlement.

Employees

As of December 31, 2012, we employed approximately 300 persons. In addition, we currently utilize the full-time services of approximately 12 individuals in the PRC, Thailand, Hong Kong and Vietnam, which are employed through third-party outsource agencies. See, “Business – Design and Production”, “Risk Factors – We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products”. We consider our employee relations to be good. Most of our employees are not covered by a collective bargaining agreement, although approximately 23 Sassy employees, representing approximately 8% of our total employees, were represented by a collective bargaining agreement as of December 31, 2012.

Government Regulation

Certain of our products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act, the Federal Consumer Product Safety Act and the Federal Consumer Product Safety Improvement Act. Those laws empower the Consumer Product Safety Commission (the “CPSC”) to protect consumers from certain hazardous articles by regulating their use or excluding them from the market and requiring the recall of products that are found to be potentially hazardous. The CPSC’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which our products are sold. We maintain a quality control program in order to comply with such laws, and we believe we are in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from hazards or defects, or that rapidly changing safety standards will not render unsaleable products that complied with previously applicable safety standards. See Item 1A, “Risk Factors – Product liability, product recalls and other claims relating to the use of our products could increase our costs” and Item 3, “Legal Proceedings – Consumer Product Safety Commission Staff Investigation”, for a discussion of an investigation by the staff of the CPSC into whether LaJobi timely complied with certain reporting requirements, and the Company’s response thereto.

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

Gross margin was adversely affected in 2012 and may be adversely affected in the future by increases in vendor costs (including as a result of increases in the cost of raw materials, labor or other costs or fluctuations in foreign currency exchange rates), excess inventory, obsolescence charges, changes in shipment volume or in-bound freight rates, price competition and changes in channels of distribution or in the mix of products sold. For example, increased costs in the PRC, primarily for labor, raw materials, and the impact of certain tax laws, as well as the appreciation of the Chinese Yuan against the U.S. dollar, have at times, including during 2012, negatively impacted our gross margins. We currently expect PRC labor and other costs to continue to rise in the near term. In addition, pressure from major retailers, primarily as a result of continued challenging economic conditions, to offer additional mark-downs and other credits or price concessions to clear existing inventory and secure new product placements, or to accept additional returns, have and may continue to negatively impact our margins. Economic conditions, such as rising fuel prices and currency exchange fluctuations, may also adversely impact our margins.

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

In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have affected gross margins and net income for specified periods. Any amounts owned in excess of the accruals recorded will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. See Note 17 of Notes to Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters, including the possibility of the imposition of additional fines, penalties or other measures from U.S. Customs or other governmental authorities, and settlement submission made to U.S. Customs in connection therewith.

Our business is dependent on several large customers.

The continued success of our infant and juvenile businesses depends on our ability to continue to sell our products to several large mass market retailers. In particular, Toys “R” Us, Inc. and Babies “R” Us, Inc. (considered together), Wal-Mart and Target accounted for approximately 31.3%, 17.8% and 9.6%, respectively, of our consolidated gross sales for the 2012 calendar year. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, we typically do not have long-term contracts with our customers and our agreements with these customers do not require them to purchase any specific number or amount of our products. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions or allowances, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business, and the loss of one or more of the foregoing customers or one or more of our other large customers, or a decrease in historical levels of business of any such customers, could have a material adverse affect on our results of operations. See Note 5 of the Notes to Consolidated Financial Statements for a description of the Company’s customers who account for a significant percentage of the Company’s gross sales (and changes in the volume of business conducted with such customers) over the last three years. In addition, our success depends upon the continuing willingness of large retailers to purchase and provide shelf space for our products. Our access to shelf space at retailers for our products may be reduced by store closings, consolidation among these retailers, competition from other products or stricter requirements for infant and juvenile products by retailers that we may not be able to meet. An adverse change in our relationship with, or the financial viability of, one or more of our large customers could reduce our net sales and profitability.

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

We are currently party to litigation and other matters that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business.

As a result of certain U.S. Customs matters described elsewhere in this Form 10-K, the Company is party to several disputes, including: (i) an arbitration proceeding with Lawrence Bivona in which Mr. Bivona seeks payment of certain earnout consideration in the amount of $15 million, as well as damages in excess of an additional $10 million for alleged wrongful termination and defamation; (ii) a putative class action lawsuit, which has been dismissed with prejudice although the plaintiffs have filed a notice of appeal, and a putative shareholder derivative action, which has been dismissed without prejudice although the plaintiffs are pursuing a books and records inspection demand; and (iii) certain investigations by the SEC and the United States Attorney’s Office for the District of New Jersey. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the LaJobi seller, or unfavorable results in the shareholder lawsuits or governmental investigations, could result in a default under our credit agreement and could have a material adverse effect on our financial condition and results of operations. In addition, although the Company has made various submissions to U.S. Customs with respect to anticipated anti-dumping and other customs duties (described in Note 17), U.S. Customs has not yet responded to such submissions, and there can be no assurance that the Company’s proposals with respect to the timing and amount of payments therefor will be accepted, nor can there be any assurance that the Company will not be subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. See Note 17 of Notes to Consolidated Financial Statements for a detailed description of the Customs matters and related litigations, arbitration and contingencies, Note 7 of the Notes to Consolidated Financial Statements for a description of our new credit facility, including a discussion of conditions precedent to the payment of any Customs duties or LaJobi earnout payments, and the financial covenants applicable to the Company, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the potential impact of any such payment on our compliance with such financial covenants. Also see “Inability to maintain compliance with the bank covenants” below. With respect to the governmental investigations described above, as well as the investigation by the staff of the Consumer Product Safety Commission into whether LaJobi timely complied with certain reporting requirements described in Item 3, “Legal Proceedings”, we cannot provide assurance that we will not be subject to adverse publicity, fines or penalties, as well as other sanctions or other contingent liabilities or adverse customer or market reactions in connection with their resolution, which could harm our business and financial condition, and in addition, we are currently unable to predict the duration or resources required in connection therewith.

The Company is also party to other litigations, including (i) a wages and hours putative class action and (ii) a complaint alleging the wrongful termination of an agreement for the distribution of Sassy products in Australia. Additional litigation may be initiated against us based on the alleged items at issue in the complaints described above, or based on the previously-disclosed restatement of specified historical financial statements (described in our Annual Report on Form 10-K for the year ended December 31, 2011). We cannot predict the final outcome of such lawsuits or the likelihood that further proceedings will be instituted against us. Although we believe that the claims in the putative class action and putative shareholder derivative action are covered by insurance and that the applicable deductible has been satisfied, there can be no assurance that this is the case. Accordingly, the cost of defending against such lawsuits, other lawsuits pending against the Company, or any future lawsuits or proceedings may be high and, in any event, these legal proceedings may result in the diversion of our management’s time and attention away from our business. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could materially harm our business, financial results or reputation.

See Item 3, “Legal Proceedings” for more detail with respect to these and other material legal proceedings to which the Company or its subsidiaries are parties.

Our debt covenants may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our current credit agreement includes provisions that place limitations on a number of our activities, including our ability to: incur additional debt; create liens on our assets or make guarantees; make certain investments or loans; pay dividends; repurchase our common stock; dispose of or sell assets; or enter into acquisitions, mergers or similar transactions. These covenants could restrict our ability to pursue opportunities to expand our business operations. In addition, substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), will be swept and applied to repayment of amounts outstanding under the Credit Agreement.

Inability to maintain compliance with the bank covenants.

Our ability to maintain compliance with the financial and other covenants in our current credit agreement is dependent upon, among other things, our ability to continue to execute our business model and our ability to generate cash from operations, which, in turn, is subject in part to prevailing economic and competitive conditions. See “The state of the economy may impact our business” above and the other factors discussed in this “Risk Factors” section. If an event of default in such covenants occurs and is continuing, among other things, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an event of default under our credit agreement could result in a cross-default under certain license agreements that we maintain. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections captioned “Liquidity and Capital Resources” and “Debt Financing”, as well as Note 7 of Notes to Consolidated Financial Statements.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flows.

Loans under our credit agreement bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver (each as defined in Note 7 to the Notes to Consolidated Financial Statements). At December 31, 2012, the applicable interest rates were 4.5% for loans under the Tranche A Revolver and 11.75% for loans under the Tranche A-1 Revolver. Increases in the interest rates under our credit agreement will increase our interest expense, which could harm our profitability and cash flow.

Deviations from expected results of operations and/or expected cash requirements could result in a default under our credit agreement and/or adversely affect our financial condition and results of operations.

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our bank facility. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our bank facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months (including expected customs duty assessments and related interest), based on current assumptions regarding the amount and timing of such expenditures and anticipated cash flows. Although we currently expect to remain in compliance with our bank covenants for at least the next twelve months, based on our current expectations, any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, or any significant LaJobi earnout payments, significant business or product acquisitions, or other significant unanticipated expenses or accruals (including customs duty assessments and related interest in excess of current accruals, any related penalties, unanticipated financial statement accruals and/or unanticipated judgments in pending litigations/arbitrations) could result in a default (including of the minimum Adjusted EBITDA requirement) under our credit agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. See “Inability to maintain compliance with the bank covenants” and “We are currently party to litigation and other matters that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business” above. See also “Debt Financing – New Credit Agreement” in Item 7 for restrictions under our new credit agreement with respect to the payment of any customs duty and LaJobi earnout consideration, as well as the financial covenants applicable to the Company, and “Liquidity and Capital Resources” for a discussion of the potential impact of any such payment on our compliance with such financial covenants. More generally, if actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amount of recoverability of property, plant and equipment, intangible assets, valuation allowances for receivables, inventories and deferred income tax assets), liabilities (including accruals for income taxes and liabilities) and or other items reflected in our consolidated financial statements, it could adversely affect our results of operations and financial condition.

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

Recalls, post-manufacture repairs of our products, or product liability claims could also harm our reputation, increase our costs or reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future or take other actions that may adversely impact infant and juvenile products, including the categories of products that we produce and sell. In addition, one or more of our customers might require changes or impose their own standards for our products, such as the non-use of certain materials or a refusal to sell certain products. Complying with existing or any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Furthermore, substantially all of our licenses give the licensor the right to terminate the license agreement if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business. See also Item 3, Legal Proceedings – Consumer Product Safety Commission Staff Investigation.

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

We test goodwill and our other intangible assets for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the asset below its carrying value. We conduct testing for impairment during the fourth quarter of each fiscal year. There were no impairments to intangible assets recorded during 2012. In the fourth quarter of 2011, we recorded non-cash impairment charges of approximately: (i) $11.7 million to goodwill, constituting all of the goodwill we were required to record as of December 31, 2010 in connection with the potential LaJobi earnout consideration (and a related finder’s fee) we were required to record as a result of the previously-disclosed restatement of specified historical financial statements; (ii) $9.9 million for the impairment of the LaJobi trade names; and (iii) $19.0 million for the impairment of our Kids Line customer relationships. See Note 4 of the Notes to Consolidated Financial Statements. We will continue to evaluate the recoverability of the carrying amount of our intangible assets on an ongoing basis, and we may incur additional impairment charges, which could be substantial and could adversely affect our financial results. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Factors that might reduce the fair value of an intangible asset below its carrying value include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Certain of our retail customers purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers. Our profitability may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell or for other reasons. See “Recent Developments” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of a disputed deduction taken in March 2013 by a large customer from outstanding amounts due.

Competition for licenses could increase our licensing costs or limit our ability to market products.

We market a significant portion of our products through licenses with other parties. Sales of licensed products represented 54% of our sales in 2012. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on an exclusive or nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our licensed products or develop new products, and could materially reduce our net sales and profitability. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

We rely on foreign suppliers, primarily in the PRC, to manufacture most of our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products.

All of our products are manufactured by unaffiliated companies, most of which are in Eastern Asia, principally in the PRC. Approximately 74% of our dollar volume of purchases for our operations in 2012 were attributable to manufacturers in the PRC. The supplier accounting for the greatest dollar volume of purchases for our operations accounted for approximately 19% and the five largest suppliers accounted for approximately 44% in the aggregate during 2012. While we believe that there are many other manufacturing sources available for our product lines, difficulties encountered by one or several of our larger suppliers such as a fire, accident, natural disaster or an outbreak of illness (e.g., H1N1, SARS, avian or other flu) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, our international operations subject us to certain other risks (some of which are discussed in the following two risk factors and below), including:

•	economic and political instability;

•	restrictive actions by foreign governments;

•	changing international political relations;

•	labor availability and cost;

•	changes in laws, including tax or labor laws, or changes in regulations, treaties and policies;

•	changes in shipping costs and availability of sufficient cargo capacity;

•	changes in the availability and cost of raw materials;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

•	changes in import duties or import or export restrictions (including changes that could be imposed retroactively);

•	delays in shipping of product and unloading of product through ports, as well as timely rail/truck delivery to our warehouses and/or a customer’s warehouse;

•	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes (See “Gross margin could be adversely affected by several factors” above);

•	complications in complying with trade and foreign tax laws, and other laws of applicable foreign jurisdictions;

•	the effects of terrorist activity, armed conflict and epidemics.

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

Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than United States law. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights or conduct our business may be different than would be expected under United States law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, our ability to generate revenue and our expenses in non-United States jurisdictions may differ from what would be expected if United States law governed these operations.

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

Our net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds (through the cessation of our operations in the U.K. as of December 2012), Australian dollars and Euros. Our purchases of finished goods from Eastern Asian manufacturers are denominated in U.S. dollars. Expenses for these manufacturers are denominated in Chinese Yuan or other Eastern Asian currencies. As a result, any material increase in the value of the Yuan (or such other currencies) relative to the U.S. or Australian dollars or the U.K. pound would increase the prices at which we purchase finished goods and therefore could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in Australian dollars or Euros from our foreign subsidiaries to the United States.

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture or contract to manufacture products that contain certain minerals and metals, known as conflict minerals. Some of these conflict minerals are commonly used in many products, and may be used in some of our products. These requirements will generally require companies to investigate, disclose and report annually whether or not such metals, if used in the manufacture of the Company’s products, originated from the Democratic Republic of Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

System failure or malfunctioning in our information technology systems may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. In addition, we commenced the implementation in December 2010 of a new consolidated information technology system for the Company, which we believe will provide greater efficiencies and greater reporting capabilities than those provided by the current separate systems in place across our individual infant and juvenile companies (which includes functionality enhancements beyond the original project concept). In connection with such implementation, we anticipate incurring aggregate costs of approximately $3.4 million, of which $3.1 million has been incurred as of December 31, 2012. We anticipate the balance of the costs ($0.3 million) to be incurred in 2013. Such costs have been financed to date with borrowings under our credit facility, and are intended to be so financed in the future. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

If we fail to maintain compliance with the listing standards of the New York Stock Exchange, our common stock may be delisted therefrom.

Our common stock is currently listed on the New York Stock Exchange (NYSE). On December 14, 2012, the NYSE notified the Company (the “Notice”) that we had fallen below the continued listing standard that requires average market capitalization to not fall below $50.0 million for a 30 trading-day period or total stockholders’ equity of at least $50.0 million. The Company fell below such standard primarily as a result of the previously disclosed $45.0 million increase in the Company’s non-cash valuation allowance for deferred tax assets recorded during the quarter ended September 30, 2012, which reduced the Company’s stockholders’ equity to $40.5 million (the Company’s market capitalization was already below $50 million). In accordance with procedures of the NYSE, we submitted to the NYSE a plan that we believe demonstrates our ability to attain compliance, within 18 months, with the continued listing standards of the NYSE. Such plan was accepted by the NYSE on March 14, 2013. Accordingly, our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and quarterly review by the NYSE staff for compliance with this plan. If we do not make progress consistent with the plan during the plan period, we will be subject to delisting proceedings. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline or become more volatile. Delisting could also make it more difficult for us to raise additional capital.

We cannot assure our shareholders that our share repurchase program will enhance long-term shareholder value, and share repurchases (if permitted in the future) could increase the volatility of the price of our common stock and will diminish our cash availability.

On November 8, 2011, our Board approved a share repurchase program. Under the program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions, including limitations under our current credit agreement, which currently prohibits share repurchases. The existence of a share repurchase program, however, could also cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. To date, no repurchases have been made under the new program.

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

The Sarbanes Oxley Act of 2002 has required changes in some of our corporate governance and securities disclosure and compliance practices, and requires ongoing review of our internal control procedures. These developments have increased our legal compliance and financial reporting costs, and to the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement, we may have to incur additional costs and divert management’s time and attention. Any such action could adversely affect our results of operations and financial condition. Additionally, we have not yet fully determined the potential financial and compliance impact of the Dodd – Frank Wall Street Reform and Consumer Protection Act which was enacted in July 2010. As a public entity, the Company expects these new rules and regulations to increase compliance costs as we evaluate the implications of new rules and respond to new requirements. Delays or a failure to comply with the new laws, rules and regulations could result in enforcement actions, the assessment of other penalties and civil suits. These laws and regulations make it more expensive for us under indemnities provided by the Company to our officers and directors. In addition, these new rules and regulations may make it more difficult and expensive to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

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

As reported in a Schedule 13D filed with SEC various investment funds and accounts managed by Prentice Capital Management, LP (“Prentice”) beneficially own approximately 20.1% of the outstanding shares of our common stock. Prentice currently has the right to nominate two members of our Board of Directors. This share ownership would permit Prentice and other large shareholders to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We do not anticipate paying regular dividends on our common stock in the foreseeable future, so any short-term return on your investment will depend on the market price of our common stock.

The covenants in our credit agreement prohibit us from paying cash dividends to our shareholders. No assurance, therefore, may be given that there will be any future dividends declared or that future dividend declarations, if any, will be commensurate in amount or frequency with past dividends.

Various restrictions in our charter documents, policies, New Jersey law and our credit agreement could prevent or delay a change in control of us which is not supported by our board of directors.

We are subject to a number of provisions in our charter documents, policies, New Jersey law and our credit agreement that may discourage, delay or prevent a merger, acquisition or change of control that a shareholder may consider favorable. These anti-takeover provisions include:

•	advance notice procedures for nominations of candidates for election as directors, set forth in the Kid Brands, Inc. Criteria and Procedures with Respect to Selection and Evaluation of Directors and Communications with the Board of Directors (available on the Company’s website located at www.kidbrands.com under the heading “Investor Relations”) and for shareholder proposals to be considered at shareholders’ meetings (set forth in the Company’s Proxy Statement for its most recent Annual Meeting of Shareholders);

•	A provision in our bylaws that specifies that special meetings of the shareholders may be called by resolution of the Board or by the chairman of the Board or the president and shall be called by the president or secretary upon the written request (stating the purpose or purposes of the meeting) of a majority of the Board or of the holders of 51% of the outstanding shares entitled to vote;

•	the absence of cumulative voting in the election of directors;

•	covenants in our credit agreement restricting mergers, asset sales and similar transactions and a provision in our credit agreement that triggers an event of default upon certain acquisitions by a person or group of persons with beneficial ownership of a majority of our outstanding common stock; and

•	the New Jersey Shareholders’ Protection Act.

The New Jersey Shareholders’ Protection Act, N.J.S.A. 14A:10A-1 et seq. (“NJSPA”), as it pertains to us, prohibits us, subject to limited exceptions, from entering into a “business combination” with any beneficial owner of 10% or more of our voting stock for a period of five years after such shareholder acquires 10% or more of our voting stock (an “interested shareholder”), unless the transaction is approved by our board of directors before such interested shareholder acquires 10% or more of our voting stock. After the expiration of the five-year period, we may only enter into a business combination with an interested shareholder if one of the following conditions is satisfied:

(1) the business combination is approved by our board of directors before the interested shareholder’s stock acquisition date,

(2) the business combination is approved by the holders of two-thirds of our voting stock excluding shares of our voting stock owned by such interested shareholder, or

(3) the interested shareholder pays at least a specified minimum formula price set forth in the NJSPA to ensure that the other shareholders receive at least the highest price per share paid by such interested shareholder and, subject to certain exceptions, the interested shareholder does not acquire additional shares after becoming an interested shareholder.

A “business combination” includes the following transactions between a corporation or a subsidiary and an interested shareholder (or affiliates of such shareholder): (1) the merger or consolidation of the corporation with the interested shareholder or any corporation that after the merger or consolidation would be an affiliate or associate of the interested shareholder; (2) any sale, lease, exchange, mortgage, pledge, transfer or other disposition to or with the interested shareholder, which has an aggregate market value equal to 10% or more of the aggregate market value of all of the assets or of the outstanding stock, or 10% or more of the income of the corporation or its subsidiaries; (3) the issuance or transfer to the interested shareholder of any stock of the corporation having an aggregate market value equal to or greater than 5% of the corporation’s outstanding stock; (4) the adoption of a plan or proposal for the liquidation or dissolution of the corporation proposed by the interested shareholder; (5) any reclassification of securities proposed by the interested shareholder that has the effect, directly or indirectly, of increasing any class or series of stock that is owned by the interested shareholder; and (6) the receipt by the interested shareholder of any loans or other financial assistance from the corporation.

We have granted stock options, stock appreciation rights and restricted stock units to certain management employees and directors as compensation which may depress our stock price and result in dilution to our common stockholders.

As of December 31, 2012, options to purchase approximately 415,575 shares of our common stock were outstanding, 370,575 of which were vested; 1,521,385 stock appreciation rights were outstanding, of which 255,740 were vested; and 193,250 unvested restricted stock units were outstanding. Our Equity Incentive Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted and non-restricted shares and/or dividend equivalent rights, up to a total of 1.5 million shares (plus additional shares in the event of specified circumstances). If the market price of our common stock is higher than the exercise price of outstanding vested options, holders of those securities may exercise their options and sell the common stock acquired upon exercise of such options in the open market. If the market price of our common stock is higher than the exercise price of outstanding vested stock appreciation rights, holders of those securities may exercise their rights and sell the common stock acquired (to the extent such stock appreciation rights are settled in common stock) in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of exercised vested options, vested restricted stock, vested stock appreciation rights and/or vested restricted stock units settled in or exercised for stock may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding vested options exercise those options (or if (i) vested stock appreciation rights are exercised and settled in common stock, or (ii) vested restricted stock units are settled in common stock), our common stockholders will incur dilution. The exercise price of all common stock options and stock appreciation rights is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the relevant award agreement. See Note 14 of Notes to Consolidated Financial Statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our leased corporate headquarters are located in East Rutherford, New Jersey. We lease additional office and distribution facilities in: (i) South Gate, California; and (ii) Cranbury, New Jersey. We also lease office space in: (i) Los Angeles, California; (ii) Irvine, California; (iii) Attleboro, Massachusetts; (iv) Bentonville, Arkansas; and (iv) Sydney, Australia. In addition, we lease small office facilities in several locations in the PRC and Thailand. Until January 2013, we also leased office space in England.

We own an office and distribution facility used by Sassy located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan. Salus Capital Partners, LLC, as administrative agent for the lenders under our current credit agreement, has a lien on substantially all of our assets, including a mortgage on the real property underlying this facility. See Note 7 of Notes to Consolidated Financial Statements.

We believe that our facilities are maintained in good operating condition and are, in the aggregate, adequate for our purposes. At December 31, 2012, we were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one year to five years. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section entitled “Contractual Obligations”. Also see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section entitled “Off-Balance Sheet Arrangements” for a description of our contingent liability with respect to a sublease entered into by Kids Line, LLC in Los Angeles, California, and a related letter of credit.

ITEM 3. LEGAL PROCEEDINGS

LaJobi Anti-Dumping Duties and LaJobi Earnout Consideration

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

In connection with the forgoing, the aggregate amount accrued by the Company during the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through December 31, 2012 with respect to anti-dumping duties and related interest that it anticipates will be owed to U.S. Customs by LaJobi is approximately $7.9 million (including approximately $0.8 million in interest). Of the total amount accrued as of December 31, 2012, $58,000 was recorded for anticipated interest expense in the quarter ended December 31, 2012. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the previously-disclosed restatement of certain prior period financial statements (the “Restatement”), these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated anti-dumping duty payment requirements (and related interest) as of such date in the quarter and year ended December 31, 2010, the period of discovery (the “Original Accrual”), and recorded additional interest expense on such aggregate amount in subsequent quarterly periods.

In the fourth quarter of 2012, the Company completed and submitted to U.S. Customs a voluntary prior disclosure, which included the Company’s final determination of amounts it believes are owed, as well as proposed settlement amounts and proposed payment terms with respect to anti-dumping duties owed by LaJobi (the “Settlement Submission”). As part of the Settlement Submission, the Company included a payment of $0.3 million in respect of the LaJobi matters, such payment to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s anti-dumping duty matters (see “Customs Compliance Investigation” below for a discussion of payments made with respect to certain of the Company’s other operating subsidiaries).

As the Focused Assessment is still pending, and U.S. Customs has not yet responded to the Settlement Submission, it is possible that the actual amount of duties owed for the periods covered thereby will be higher than the amounts determined to be owed by the Company (and accrued in connection therewith). In any event, additional interest will continue to accrue until full payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties determined by U.S. customs to be owned by LaJobi, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith.

The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and has established alternate vendor arrangements for the relevant products in countries that are not subject to such anti-dumping duties, and the Company believes that its ability to procure the affected categories of wooden bedroom furniture has not been materially adversely affected. The Company remains committed to working closely with U.S. Customs to address issues relating to incorrect duties. The Company has also implemented certain enhancements to its processes and procedures in areas where underpayments were found, and continues to review these and possibly other remedial measures. In addition, there can be no assurance that the Company’s licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above; however, to date, the Company is unaware of any such adverse actions.

As a result of the Original Accrual and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no earnout consideration in respect of the Company’s 2008 purchase of the LaJobi assets (“LaJobi Earnout Consideration”) (and therefore no related finder’s fee) was payable. Accordingly, prior to the Restatement, the Company had not recorded any amounts related thereto in the Company’s financial statements (the Company had previously disclosed a potential earnout payment of approximately $12.0 to $15.0 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi).

As has been previously disclosed, the Company received a letter on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, and a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause” violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. Hearings with respect to the arbitration are currently in progress.

Because the Restatement resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the agreement governing the purchase of the LaJobi assets, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the Restatement, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi Earnout Consideration and $1.1 million in respect of the related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011 (See Note 4 of the Notes to Consolidated Financial Statements). While we intend to vigorously defend against all of Mr. Bivona’s claims, and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the LaJobi seller could result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Note 7 of the Notes to Consolidated Financial Statements for a description of the Company’s senior secured financing facility in effect as of December 21, 2012, including a discussion of restrictions on the ability of the Company to pay any customs duty amounts or LaJobi earnout payment requirements and the financial covenants applicable to the Company, and see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for a discussion of the potential impact of any such payment on our compliance with such financial covenants.

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

As of December 31, 2012, the Company estimates that it will incur aggregate costs of approximately $2.6 million (including approximately $0.3 million in interest), relating to such customs duties for the years ended 2006 through 2012. Of the total amount accrued as of December 31, 2012, $15,000 was recorded for anticipated interest expense in the quarter ended December 31, 2012. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the Restatement, these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated customs duty payment requirements (and related interest) as of such date in the three and six months ended June 30, 2011 (the period of discovery), and recorded additional interest expense on such aggregate amount in the subsequent quarterly period.

In the fourth quarter of 2012, the Company completed and submitted to U.S. Customs a voluntary prior disclosure, which included the Company’s final determination of amounts it believes are owed by Kids Line and CoCaLo. Such submission with respect to Kids Line included proposed payment terms with respect to customs duties believed to be owed by Kids Line. As part of such settlement submissions, the Company included the following initial payments to U.S. Customs, such payments to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s customs duties matters: $0.2 million with respect to Kids Line customs duties and $0.3 million with respect to CoCaLo customs duties. With respect to CoCaLo, the Company’s payment represents the Company’s determination of all amounts it believes are owed by CoCaLo for the relevant periods.

As U.S. Customs has not yet responded to the settlement submissions described above, it is possible that the actual amount of duties owed for the relevant periods will be higher than the amounts determined to be owed by the Company (and accrued in connection therewith). In any event, additional interest will continue to accrue until full payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount determined by U.S. Customs to be owed, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith.

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

The Customs Investigation is now complete, and the Special Committee has not discovered evidence that would lead it to conclude that there was intentional misconduct on the part of Company personnel. However, the Company has discontinued the practices that resulted in the charge for customs duties discussed above, and has implemented certain enhancements to its processes and procedures in areas where underpayments were found.

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

On September 26, 2011, an amended complaint was filed by the lead plaintiff which asserted additional allegations, extended the putative class to all those who purchased or otherwise acquired KID’s common stock between March 26, 2010 and August 16, 2011, and eliminated several of the named defendants other than KID, Bruce G. Crain (KID’s former CEO), Guy A. Paglinco (KID’s CFO) and Raphael Benaroya (KID’s current chairman and CEO, and at the time the amended complaint was filed, KID’s interim Executive Chairman). The amended complaint was dismissed without prejudice against Raphael Benaroya by a Notice of Voluntary Dismissal filed by the lead plaintiff on October 21, 2011 and so ordered by the Court on October 25, 2011.

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

All of the defendants in the Putative Class Action filed motions to dismiss the current complaint on June 29, 2012. On October 17, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss such complaint with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgment of the U.S. District Court, which appeal is currently pending.

The Company intends to continue to defend the Putative Class Action vigorously. No amounts have been accrued in connection therewith, although legal costs are being expensed as incurred. As the Company has satisfied the deductible under its applicable insurance policy, the Company has been receiving reimbursement of substantially all of the legal costs being incurred, which receivables are netted against the expense.

Putative Shareholder Derivative Action. On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System (“Roseville”) in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, Guy Paglinco, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board, and John Schaefer, a former member of KID’s Board (collectively, the “Defendants”). In addition, KID was named as a nominal defendant.

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

On November 23, 2011, Roseville sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. The demand requested to inspect documents relating to LaJobi’s compliance with U.S. customs laws to determine whether the Roseville will amend its complaint in the Putative Derivative Action. On March 1, 2012, the Company indicated in a letter that it had provided all the documents to which Roseville is entitled under New Jersey law. On April 28, 2012, Roseville filed a motion to compel inspection of documents beyond those previously provided by the Company. The Company’s opposition to the motion was filed on May 14, 2012. On September 6, 2012, the Court requested additional briefing on jurisdictional issues. That briefing was fully submitted to the Court on September 24, 2012. On November 8, 2012, the Court issued an Order granting Roseville’s request in part and denying the request in part. The Order provided that any non-privileged documents that were responsive to the narrow scope of the inspection permitted by the Order be produced by the Company on December 3, 2012. Roseville has retained certain purported objections to the December 3, 2012 inspection, which the Company disputes. Some of the objections were overruled by the Court on February 5, 2013. The remaining issues were submitted to the Court on February 21, 2013. Roseville’s time to amend its complaint has been extended by the Court until the issues raised by the books and records inspection are resolved.

While the Company incurred costs in connection with the defense of this lawsuit, and may incur additional costs (which costs were or will be expensed as incurred), the lawsuit did not seek monetary damages against the Company, and no amounts have been accrued in connection therewith. As the Company has satisfied the deductible under its applicable insurance policy, the Company has been receiving reimbursement of substantially all of the legal costs being incurred, which receivables are netted against the expense.

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

On January 30, 2013, the Court denied plaintiff’s motion for class certification with respect to two of the proposed classes and continued for further briefing the motion for class certification with respect to the remaining proposed classes. The Company intends to vigorously defend the Wages and Hours Action. Based on currently available information, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. As a result, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

Australia Distributorship Dispute

In November 2009, a complaint was filed in the United States District Court for the Northern District of Illinois, encaptioned Sahai Pty. Ltd. v. Sassy, Inc. (the “Australia Action”). The plaintiff claims that Sassy breached the distribution agreement previously entered into between the parties by wrongfully terminating plaintiff’s distributorship following plaintiff’s failure to achieve the minimum sales requirements included in the distribution agreement. Plaintiff seeks damages of approximately $2 million. In November and December 2012, the Australia Action was tried before a jury, and a mistrial was declared when the jury failed to reach a unanimous verdict. A new trial has been scheduled to commence on May 6, 2013.

Sassy believes that the termination was not wrongful and intends to continue to vigorously defend the Australia Action, although there can be no assurance that Sassy will prevail. Based on currently available information, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. As a result, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

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

The Company disagrees with the position of the CPSC Staff, and believes that such position is unwarranted under the circumstances. As permitted by the notice, the Company has provided the CPSC Staff with additional supplemental information in support of the Company’s position, including relevant factors in the Company’s favor that are required to be considered by the CPSC prior to the imposition of any civil penalty, and the Company intends to work closely with the CPSC Staff in an effort to resolve this issue.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to our executive officers as of April 16, 2013. All officers are elected by the Board of Directors and may be removed with or without cause by the Board. Currently, all of our operations are currently conducted through our subsidiaries. As a result, we have determined that it is appropriate to include the leaders of each of our principal business units as executive officers, even where such leaders are employed by our subsidiaries. As a result, Renee Pepys Lowe, President of Kids Line, LLC and CoCaLo, Inc.; Richard F. Schaub, Jr., President of LaJobi, Inc.; and Dean Robinson, President of Sassy, Inc.; are each deemed to be executive officers.

NAME	AGE	POSITION WITH THE COMPANY
Raphael Benaroya	65	Chairman of the Board of Directors, President and Chief Executive Officer
Kerry Carr	50	Executive Vice President and Chief Operating Officer
Marc S. Goldfarb	49	Senior Vice President, General Counsel and
		Corporate Secretary
Guy A. Paglinco	55	Vice President and Chief Financial Officer
Dean Robinson	45	President of Sassy, Inc.
Renee Pepys Lowe	48	President of Kids Line, LLC and CoCaLo, Inc.
Richard F. Schaub, Jr.	53	President of LaJobi, Inc., (and group head of Sassy, Inc.)

Raphael Benaroya was appointed President and Chief Executive Officer on March 14, 2013. Prior thereto, as of September 12, 2011, Mr. Benaroya served as interim Executive Chairman, acting as the chief executive of the Company. He currently also serves as the Chairman of the Board and is a member of the Board’s Executive Committee, and has been a member of the Board since 1993. Since 2008, Mr. Benaroya has been Managing Director of Biltmore Capital, a privately-held financial company which invests in secured debt. Prior thereto, Mr. Benaroya was Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., a Nasdaq-listed company, which operated a chain of retail specialty stores, from 1989 until its sale in October 2007, and continued as President and Chief Executive Officer thereafter until March 2008. Mr. Benaroya currently serves on the board of directors of Aveta Health Care, a privately-held healthcare management company. From April through October 2009, Mr. Benaroya had been retained to perform an expanded role as Chairman of the Board. From April 2008 until March 2010, Mr. Benaroya had been an advisor for D. E. Shaw & Co., L.P., an affiliate and investment advisor of D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), a private investment fund and former 20% stockholder of the Company, relating to certain of Laminar’s portfolio companies.

Kerry Carr was appointed Executive Vice President and Chief Operating Officer of the Company effective as of September 12, 2012. Ms. Carr served as a consultant to the Company from June 21, 2012 through the date of her appointment as COO, at a monthly fee of $25,000. Her service as a consultant included, among other things, consulting on the development of operational metrics for all business units; review and restructuring of the Company’s logistical configuration; development of a unified budget methodology; and assessing the Company’s internal audit function and controls. Prior thereto, Ms. Carr served in various roles for almost a decade at Avon Products, Inc., a New York Stock Exchange listed global beauty products company, most recently as Group Vice President – Long Range Business Review Initiative (November 2011-April 2012), where she performed a comprehensive operating and financial assessment of Avon’s global business, and prior thereto as Group Vice President – Global Supply Chain Finance (February 2008-November 2011); Vice President – Finance Transformation (July 2006-March 2008); Vice President (August 2005-July 2006), with responsibility for identifying and overseeing execution of Avon’s multi-year restructuring initiatives; and Vice President – Internal Audit (June 2003-August 2005). Preceding her tenure at Avon, she was Vice President – Internal Audit and Security at AT&T (September 2001-June 2003), and served in various capacities at the Walt Disney Company (1996-2001), including her latest position there as Senior Vice President and CFO – ABC Broadcasting.

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

Dean F. Robinson joined the Company as President of Sassy, Inc., in June 2011. From January 2010 until June 2011, Mr. Robinson was Business Leader at Summer Infant, Inc., a Nasdaq-listed developer and distributor of juvenile health, safety and wellness products, where he led the efforts for toy and licensed product lines. Prior thereto, from October 2008 to January 2010, he was the founder and owner of CreativeBonz, Inc., a global consulting business specializing in creating children’s consumer products and marketing opportunities. From 2007 to October 2009, he was a Vice President of Product Development and a Consultant for Oregon Scientific, Inc., a manufacturer of, among other things, electronic learning games, children’s cameras and video equipment, and other baby care items. Prior thereto, he held Vice President positions in product development at Aqua Leisure, Inc. (a producer of swim gear and aquatic leisure products) and LittleKids, Inc. (a maker of, among other things, bubble toys and solutions and craft kids).

Richard F. Schaub, Jr. joined the Company as President of Sassy, Inc., in February 2010 (a position he held until Mr. Robinson commenced his employment as President of Sassy as of June 6, 2011), and effective March 14, 2011, assumed his current position as President of LaJobi, Inc. From 2007 to 2009, Mr. Schaub was the General Manager of RC2/Learning Curve Brands’ “Mother, Infant and Toddler” Group, a company that sold products for mothers, infants and toddlers, as well as toys and collectible products. From 2000 to 2007, he held various Senior Vice President-Sales positions at RC2. Prior to his tenure at RC2, Mr. Schaub held various management and sales leadership roles at infant and juvenile product category leaders, including Maclaren, Evenflo, Priss Prints and Dolly. Earlier in his career, he was a buyer and marketing director for Child World, a juvenile retailer with 181 stores.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At April 9, 2013, our Common Stock was held by approximately 421 shareholders of record. Our Common Stock has been traded on the New York Stock Exchange under the symbol KID since September 22, 2009, and prior thereto under the symbol RUS since its initial public offering on March 29, 1984. The following table sets forth the high and low sale prices of our Common Stock, as set forth on the New York Stock Exchange Composite Tape, for the calendar periods indicated:

	2012		2011
	HIGH	LOW	HIGH	LOW
First Quarter	$3.75	$2.52	$9.44	$6.91
Second Quarter	2.60	1.86	7.41	4.51
Third Quarter	2.04	0.95	5.38	2.60
Fourth Quarter	1.93	1.45	3.36	2.18

The Company has not paid a dividend since April 2005 and currently does not anticipate paying any dividends. In accordance with the terms of our current credit agreement, we are prohibited from paying cash dividends to our shareholders. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” under the caption “Debt Financing” and Note 7 of Notes to Consolidated Financial Statements, for a description of our current credit agreement, including dividend restrictions.

See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan Information.

CUMULATIVE TOTAL STOCKHOLDER RETURN

The following line graph compares the performance of our Common Stock during the five-year period ended December 31, 2012, with the S&P 500 Index and an index composed of other publicly traded companies that we consider to be our peers based on the lines of business in which such companies operate (the “Peer Group”). The graph assumes an investment of $100 on December 31, 2007, in our Common Stock, the S&P 500 Index and the Peer Group index.

The Peer Group is comprised of the following publicly traded companies: (1) Crown Crafts, Inc.; (2) Dorel Industries, Inc.; and (3) Summer Infant, Inc.

The Peer Group returns are weighted by market capitalization as of the beginning of each year. Cumulative total return assumes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.

	12/07	12/08	12/09	12/10	12/11	12/12
Kid Brands, Inc.	100.00	18.15	26.77	52.26	19.32	9.47
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	76.96	108.33	129.83	96.90	126.03

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this 2012 10-K. As of December 23, 2008, we completed the sale of our former gift business (the “Gift Sale”). As a result, our former gift business has been reflected as discontinued operations in our consolidated Statements of Operations for 2008 presented in this 2012 10-K, including the data in the table below. The December 31, 2008 Balance Sheet data presented does not include such gift business assets and liabilities as a result of the consummation of the Gift Sale as of December 23, 2008, but does include the fair values of the consideration received from such sale.

	Years Ended December 31,*
	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net Sales	$229,486	$252,610	$275,777	$243,936	$229,194
Cost of Sales (1)	171,697	211,323	192,515	167,370	158,970
(Loss) Income from continuing operations	877	(34,975)	25,085	8, 6377	(121,195)
(Loss) Income before Provision (Benefit) for Income Taxes	(5,286)	(40,136)	21,026	2,016	(130,671)
Income Tax Provision (Benefit)	48,814	(1,490)	(15,155)	(8,202)	(30,125)
(Loss) Income from continuing operations	(54,100)	(38,646)	36,181	10,218	(100,546)
(Loss) Income from discontinued operations, net of tax	—	—	—	—	(12,216)
Net (Loss) Income	(54,100)	(38,646)	36,181	10,218	(112,762)
Basic (Loss) Earnings Per Share:
(Loss) Income from continuing operations	(2.48)	(1.78)	1.68	0.48	(4.72)
(Loss) Income from discontinued operations	—	—	—	—	(0.57)
Net (Loss) Earnings per common share	(2.48)	(1.78)	1.68	0.48	(5.29)
Diluted (Loss) Income Per Share:
(Loss) Income from continuing operations	(2.48)	(1.78)	1.66	0.47	(4.72)
(Loss) Income from discontinued operations	—	—	—	—	(0.57)
Net (Loss) Earnings per common share	(2.48)	(1.78)	1.66	0.47	(5.29)
Dividends Per Share	0.00	0.00	0.00	0.00	0.00
Balance Sheet Data:
Working Capital	$(13,885)	$43,633	$29,740	$25,839	$22,833
Property, Plant and Equipment, net	5,481	5,008	5,030	4,251	4,466
Total Assets	140,894	192,846	255,295	209,013	236,529
Debt	57,527	49,490	73,121	83,125	102,812
Shareholders’ Equity	36,862	89,814	126,292	87,895	76,164

*	The above results include LaJobi and CoCaLo since their acquisitions on April 2, 2008.

(1)	As adjusted for the correction of an immaterial misclassification of certain expenses, as is more fully described in Note 2 to the Notes to Consolidated Financial Statements. To correct this misclassification, $5.4 million, $4.4 million, $3.7 million and $3.7 million in expenses, which were originally classified as cost of sales in the years ended December 31, 2011, 2010, 2009 and 2008, respectively, have been classified as selling general and administrative expenses for such periods (in accordance with our policies described in “Cost of Sales” in Note 2 of the Notes to Consolidated Financial Statements). The correction of this error had no impact on (Loss) Income from Continuing Operations, (Loss) Income before Provision (Benefit) for Income Taxes, Net (Loss) Income, or (Loss) Earnings Per Share for any period.

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

Overview

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated annual net sales of approximately $229.5 million in 2012. We operate in one segment: the infant and juvenile business.

Our infant and juvenile business – which is currently conducted through the following operating subsidiaries: Kids Line, LaJobi, Sassy, and CoCaLo – designs, manufactures through third parties, imports and sells products in a number of complementary categories including, among others, infant bedding and related nursery accessories and décor, nursery appliances, diaper bags and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years including the recently acquired Kokopax® line of baby gear as described in Note 4 (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force to serve our customers, which are primarily located in the United States, Australia and, until December 2012, the United Kingdom (the “U.K.”). We also maintain relationships with international distributors to service certain retail customers in several foreign countries, as well as with several independent representatives to service select domestic and foreign retail customers. International sales, defined as sales outside of the United States, including export sales, constituted 10.9%, 7.5% and 8.3% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses incurred by these third party manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as has occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore, adversely affect our profitability. Conversely, a small portion of our revenues is generated by our subsidiaries in Australia and until December 2012 the United Kingdom and is denominated primarily in those local currencies. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar or, through December 2012, the British pound would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors—“Currency exchange rate fluctuations could increase our expenses”.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the years ended December 31, 2012, 2011 and 2010, the costs of warehousing, outbound handling costs and outbound shipping costs were $11.8 million, $12.9 million, and $11.6 million, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers. See Item 6 and Note 2 of the Notes to Consolidated Financial Statements for a discussion of the correction of an immaterial misclassification of certain expenses which were originally classified as cost of sales, but have been reclassified as selling, general and administrative expenses for each of the years ended December 31, 2011, 2010, 2009 and 2008, and applicable interim periods, including interim periods in 2012.

If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) an increasing shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above. In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have adversely affected gross margins and net income for specified periods (See Note 17 to the Notes to Consolidated Financial Statements). As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods will be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accruals recorded will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. See Note 17 of Notes to Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters. We have discontinued the practices that resulted in the charge for anticipated anti-dumping duties, and have established alternate vendor arrangements for the relevant products in countries that are not subject to such anti-dumping duties. We believe that our ability to procure the affected categories of furniture has not been materially adversely affected.

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

Recent Developments

President and CEO

On March 14, 2013, Raphael Benaroya (previously our Executive Chairman and acting CEO), assumed the position of President and Chief Executive Officer. The Company intends to appoint a non-executive Chairman of the Board, although Mr. Benaroya will continue to serve as Chairman until his successor is appointed, and is expected to continue as a Board member thereafter.

Refinancing of Senior Indebtedness

On December 21, 2012, KID and specified domestic subsidiaries executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. Proceeds of the Credit Agreement were used to pay off in full all amounts outstanding under the Company’s prior credit facility.

The Credit Agreement provides for an aggregate maximum $80.0 million revolving credit facility, composed of: (i) a revolving $60.0 million tranche (the “Tranche A Revolver”), with a $5.0 million sublimit for letters of credit; and (ii) a $20.0 million first-in last-out tranche (the “Tranche A-1 Revolver”). Loans under the Credit Agreement bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver.

As a result of the delay in filing this Annual Report on Form 10-K, the Company was not in compliance with a covenant under the Credit Agreement that required the delivery of financial statements for 2012 within 90 days of the end of such fiscal year. Such noncompliance was waived by the Agent on April 2, 2013. In addition (as described under “Customer Deduction” below), on April 16, 2013, the parties thereto executed a First Amendment to Credit Agreement to address a pending matter with respect to a product return claim of a large customer.

For a detailed description of the Credit Agreement, see “Liquidity and Capital Resources – Debt Financing – New Credit Agreement” below. For a detailed description of the Company’s prior credit facility, as amended, see Note 7 of the Notes to Consolidated Financial Statements herein, and Note 4 of the Notes to Unaudited Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Customer Deduction and Amendment to Credit Agreement

As has been previously disclosed, in March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection with our investigation of the matter, we have determined that the Deduction represents the customer’s annual accounting of product returns. The Company currently believes that a substantial portion of such claim is without merit or can be offset against other amounts owed to us by, or credited to, such customer. As a result, no amount in excess of our previously accrued 2012 product return reserve for this customer was recorded for the period ended December 31, 2012. Although the Company believes that this matter can be successfully resolved without recording any additional material amounts, there can be no assurance that this will be the case. As the matter has not been resolved the Company and the Agent under the Credit Agreement have executed an amendment thereto, to amend the definition of Adjusted EBITDA for purposes of determining compliance with the financial covenants in the Credit Agreement to include an additional add-back to net income, for past periods through April 2014, for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the Deduction, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”) . See “Debt Financing” below.

NYSE Notification

Our common stock is currently listed on the New York Stock Exchange (NYSE). On December 14, 2012, the NYSE notified the Company (the “Notice”) that we had fallen below the continued listing standard that requires average market capitalization to not fall below $50.0 million for a 30 trading-day period or total stockholders’ equity of at least $50.0 million. The Company fell below such standard primarily as a result of the previously disclosed $45.0 million increase in the Company’s non-cash valuation allowance for deferred tax assets recorded during the quarter ended September 30, 2012, which reduced the Company’s stockholders’ equity to $40.5 million (the Company’s market capitalization was already below $50 million). In accordance with procedures of the NYSE, we timely submitted to the NYSE a plan that we believe demonstrates our ability to attain compliance, within 18 months, with the continued listing standards of the NYSE. This plan was accepted by the NYSE on March 14, 2013. As a result, our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and quarterly review by the NYSE staff for compliance with this plan. If we do not make progress consistent with the plan during the plan period, we will be subject to delisting proceedings. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline or become more volatile. Delisting could also make it more difficult for us to raise additional capital.

Other Management Changes

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

LaJobi Matters

See Notes 4 and 17 of the Notes to Consolidated Financial Statements for a description of: (i) the status of an arbitration proceeding initiated by Mr. Bivona with respect to the LaJobi earnout and matters under his employment agreement, as well as the related required recording of a liability in the approximate amount of $11.7 million for the year ended December 31, 2011 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), with a required offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011; (ii) the “Focused Assessment” of our LaJobi subsidiary’s import practices and procedures by U.S. Customs, charges recorded in connection therewith, and actions taken by the Company as a result of such matters, including the Restatement and the Settlement Submission provided by the Company to U.S. Customs during the fourth quarter of 2012; and (iii) a description of an informal investigation by the SEC and a document request by the United States Attorney’s Office for the District of New Jersey into these matters. Also see “Goodwill and Intangible Assets” in Note 4 to the Notes to Consolidated Financial Statements and Item 3, “Legal Proceedings.”

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

General Economic Conditions as They Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty, such as the recession experienced in 2008 and much of 2009, can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence, which we believe has resulted in lower birth rates. In addition, there has been a continuing shift in the channels from which consumers purchase goods, including from brick-and-mortar stores to online venues, and our business will be affected by our ability to adapt to such changes in an efficient manner. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectability of cash from our customers and/or (iv) increased pressure from major retailers to offer additional mark downs and other pricing accommodations. See Item 1A, “Risk Factors – The state of the economy may impact our business”.

In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets could adversely affect our ability to draw on our revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors – Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition”.

Results of Operations

In connection with the implementation of our new consolidated information technology system (described in “Liquidity and Capital Resources”), the Company identified misclassification of expenses relating to certain warehousing, outbound handling and outbound shipping costs in the Consolidated Statements of Operations for each of the years ending December 31, 2011 and 2010 and applicable interim periods (including interim periods in 2012). As a result, the Company has revised prior period financial statements for such periods to correct this misclassification. See Note 2, “Immaterial Corrections” and the footnote to Item 6. This misclassification resulted in an understatement of selling, general and administrative expenses and a corresponding overstatement of cost of sales in the Consolidated Statement of Operations for the periods described above. No adjustments were required to be made to the 2011 Balance Sheet, or the Statements of Comprehensive (Loss) Income, Statements of Shareholders’ Equity, or Statements of Cash Flows for either 2011 or 2010. The discussion and analysis included below is based on the revised Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 included herein. In addition, the Results of Operations set forth below reflect the impact of the Restatement.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net sales for the year ended December 31, 2012 decreased 9.2% to $229.5 million, compared to $252.6 million for the year ended December 31, 2011. This decrease was primarily the result of sales declines of 20.1% at Kids Line, 13.9% at CoCaLo and 6.8% at LaJobi, in each case due to lower sales volume at certain large customers. These declines were partially offset by an increase in sales of 10.1% at Sassy for the year ended December 31, 2012, as compared to the prior year period, primarily as a result of higher sales of Carters®-branded products.

Gross profit was $57.8 million, or 25.2% of net sales, for the year ended December 31, 2012, as compared to $41.3 million, or 16.3% of net sales, for the year ended December 31, 2011. In absolute terms, and as a percentage of net sales, gross profit increased as a result of the impact of: (i) a 2011 non-cash impairment of the Kids Line customer relationship intangible asset ($19.0 million) and a 2011 non-cash impairment of the LaJobi trade name intangible asset ($9.9 million) (See Note 4 of the Notes to Consolidated Financial Statements) that did not recur in 2012; (ii) lower amortization of intangible assets ($1.1 million); and (iii) the impact of lower markdowns and allowances ($1.0 million) in 2012, offset by: (A) lower gross profit dollars ($6.8 million) as a result of lower sales; (B) higher landed cost of products ($6.5 million) as a result of higher product costs, changes in product mix (including increased sales of licensed products in 2012 compared to 2011, resulting in increased royalties of $0.4 million) and increased close-out sales primarily designed to reduce inventory; and (C) increases in inventory reserves ($0.8 million) related to underperforming product lines.

Selling, general and administrative expense was $56.9 million, or 24.8% of net sales, for the year ended December 31, 2012, compared to $66.5 million, or 26.3% of net sales, for the year ended December 31, 2011. The decrease in SG&A costs of $9.6 million was primarily a function of: (i) decreased professional fees incurred in connection with the Customs matters at its subsidiaries, as well as related litigation and other costs (“Customs Compliance Costs”) ($3.4 million); (ii) decreased commissions and freight out costs ($1.6 million); (iii) costs associated with an accrual for a contingent liability in connection with a lease assigned to the buyer of the Company’s former gift business (“TRC”) recorded in the 2011 ($1.4 million), which did not recur in the year ended December 31, 2012 (the “TRC Lease Accrual”); (iv) lower stock-based compensation expense ($1.1 million); (v) decreases in product development costs ($0.7 million); (vi) lower tradeshow costs ($0.6 million); and (vii) the impact of other expense reduction initiatives that resulted in an aggregate additional savings of $2.0 million in 2012. These decreases were offset by increases in other professional fees of $1.2 million primarily related to amendments to, and a refinancing of, our credit facility during 2012, and professional fees related to other Company initiatives.

During the fourth quarter of 2011, as a result of our annual goodwill impairment testing, we concluded that the goodwill we were required to record in 2010 (constituting all of the Company’ goodwill) was fully impaired and we therefore recorded an aggregate non-cash impairment charge to goodwill of $11.7 million. See Note 4 of the Notes to Consolidated Financial Statements. No impairment charges. to any of the Company’s remaining intangible assets (either definite or indefinite-lived) were recorded in 2012.

A valuation reserve adjustment of $2.0 million was recorded in the year ended December 31, 2011 as a result of the TRC bankruptcy. See Results of Operations for the year ended December 31, 2011 compared to year ended December 31, 2010 below.

Other expense was $6.2 million for the year ended December 31, 2012, as compared to $5.2 million for the year ended December 31, 2011. This increase of approximately $1.0 million was primarily due to an increase in the amortization of financing costs, as well as write-offs of unamortized deferred financing costs relating to amendments to, and the refinancing of, the Company’s senior credit facility in 2012 (an aggregate of $3.3 million during 2012, as compared to $1.7 million during 2011), partially offset by lower borrowings and lower borrowing costs in 2012 compared to 2011 ($0.5 million).

The income tax provision for the year ended December 31, 2012 was $48.8 million on loss before income tax expense of $5.3 million. The difference between the effective tax rate for the year ended December 31, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) the increase in valuation allowance associated with the Company’s deferred tax assets, foreign tax credit carry forwards, and capital loss carry forwards as a result of the Company’s cumulative three year losses ($50.3 million); and (ii) the result of permanent differences ($0.4 million). See Note 9 of the Notes to Consolidated Financial Statements.

The income tax benefit for the year ended December 31, 2011 was $1.5 million on loss before income tax benefit of $40.1 million. The difference between the effective tax rate of 3.7% for the year ended December 31, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the valuation allowance associated with both the Company’s deferred tax assets for foreign tax credit carry forwards as a result of the Company’s 2011 year net operating loss and scheduled expiration dates of the carry forwards ($12.0 million) and the capital loss carry forwards associated with the sale of the Company’s former gift business in light of the TRC bankruptcy filing ($3.6 million); (ii) an increase in the Company’s foreign tax credits (approximately $3.4 million) in the 2011 year which have been fully valued as a result of the 2011 year loss; and (iii) an increase in the liability for unrecognized tax benefits as a result of the then-ongoing Internal Revenue Service examination and additional interest ($0.2 million).

As a result of the foregoing, net loss for the year ended December 31, 2012 was $54.1 million, or ($2.48) per diluted share, compared to net loss of $38.6 million, or ($1.78) per diluted share, for the year ended December 31, 2011.

Year ended December 31, 2011, compared to year ended December 31, 2010

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

Gross profit was $41.3 million, or 16.3% of net sales, for the year ended December 31, 2011, as compared to $83.3 million, or 30.2% of net sales, for the year ended December 31, 2010. Gross profit decreased primarily as a result of: (i) a non-cash impairment of the Kids Line customer relationship intangible asset ($19.0 million) (see Note 4 of the Notes to Consolidated Financial Statements); (ii) a non-cash impairment of the LaJobi trade name intangible asset ($9.9 million) (See Note 4 of the Notes to Consolidated Financial Statements); (iii) higher landed cost of products ($7.6 million) as a result of higher product costs, changes in product mix (including increased sales of licensed products in 2011 compared to 2010, resulting in increased royalties of $1.2 million), and increased close-out sales primarily designed to reduce inventory; (iv) increases in inventory reserves ($2.0 million) related to underperforming product lines; and (v) a lower sales base; all of which was partially offset by lower accruals for anticipated LaJobi anti-dumping and Kids Line/CoCaLo customs duties in 2011 (an aggregate of $0.7 million in 2011, as compared to $4.0 million in 2010).

Selling, general and administrative expense was $66.5 million, or 26.3% of net sales, for the year ended December 31, 2011 compared to $58.2 million, or 21.1% of net sales, for the year ended December 31, 2010. Selling, general and administrative expense increased primarily as a result of: (i) an aggregate of $5.5 million in Customs Compliance Costs; (ii) the $1.4 million TRC Lease Accrual; and (iii) $0.8 million of transition costs related to the resignation of our former CEO. As a percentage of net sales, SG&A expense also increased due to the application of certain fixed SG&A expenses to a lower sales base.

As a result of our annual goodwill impairment test conducted during the fourth quarter of 2011, we concluded that the goodwill we were required to record in 2010 was fully impaired and, as a result, we recorded an aggregate non-cash impairment charge to goodwill of $11.7 million in the fourth quarter of 2011. See Note 4 of the Notes to Consolidated Financial Statements.

A valuation reserve adjustment of $2.0 million recorded in the year ended December 31, 2011 resulted from the bankruptcy of TRC. As a result of prior discussions with TRC with respect to the potential restructuring of the consideration received by KID for the sale of its former gift business to TRC, KID had been accruing, but not paying (since December 2009), amounts owed to TRC and certain of its subsidiaries for the sublease of office and warehouse space (and related services) under a transition services agreement. The settlement agreement entered into in connection with the TRC bankruptcy (discussed in Note 3 to the Notes to Consolidated Financial Statements) included, among other things, a set-off against a note payable to the Company of all amounts owed by the Company to TRC and its subsidiaries, including the sublease and related amounts discussed above. As a result, such amounts were set-off and taken into income in the three month period ended June 30, 2011 by reducing the valuation allowance previously recorded in June 2009 against the consideration received from TRC in connection with its purchase of such gift business.

Other expense was $5.2 million for the year ended December 31, 2011 as compared to $4.1 million for the year ended December 31, 2010. This increase of approximately $1.1 million was primarily due to: (i) a $1.0 million non-cash write-off of deferred financing costs originally incurred in connection with the Company’s previous credit facility; (ii) a favorable change of $0.7 million in the fair market value of an interest rate swap agreement in 2010, which was not a factor in 2011; and (iii) $0.3 million in TRC royalty income recorded in 2010 that was not a factor in 2011; all of which was offset by a reduction of $0.9 million in interest expense primarily due to lower borrowings and lower borrowing costs in 2011 as compared to 2010.

The income tax benefit for the year ended December 31, 2011 was $1.5 million on loss before income tax benefit of $40.1 million. The difference between the effective tax rate of 3.7% for the year ended December 31, 2011 and the U.S. federal tax rate of 35% primarily relates to: (i) an increase in the valuation allowance associated with both the Company’s deferred tax assets for foreign tax credit carry forwards as a result of the Company’s 2011 year net operating loss and scheduled expiration dates of the carry forwards ($12.0 million) and the capital loss carry forwards associated with the sale of the Company’s former gift business in light of the TRC bankruptcy filing ($3.6 million); (ii) an increase in the Company’s foreign tax credits (approximately $3.4 million) in the 2011 year which have been fully valued as a result of the 2011 year loss; and (iii) an increase in the liability for unrecognized tax benefits as a result of the then-ongoing Internal Revenue Service examination and additional interest ($0.2 million). The income tax benefit for the year ended December 31, 2010 was $15.1 million on income before income tax benefit of $21.0 million. The difference between the effective tax rate of -72.1% for the year ended December 31, 2010 and the U.S. federal tax rate of 35% primarily relates to (i) a reduction in the valuation allowance related to amortization of intangible assets ($19.7 million) as a result of 2010 year tax amortization of intangible assets and the Company’s five-year financial projections, which indicated that future taxable income (exclusive of reversing temporary differences) would be sufficient to realize the Company’s then-existing deferred tax assets of $29.9 million; (ii) a reduction in the valuation allowance on the deferred tax asset related to foreign tax credit carry forwards ($0.8 million) as a result of an increase in unrepatriated earnings and 2010 year usage of foreign tax credit carry-forwards; (iii) a reduction in the liability for unrecognized tax benefits ($3.9 million), due to a lapse of the federal statute of limitations; and (iv) state tax credits generated and utilized ($0.3 million); offset by: (i) state tax provisions ($2.1 million); and (ii) other net additions ($0.1 million).

As a result of the foregoing, net loss for the year ended December 31, 2011 was $38.6 million, or ($1.78) per diluted share, compared to net income of $36.2 million, or $1.66 per diluted share, for the year ended December 31, 2010.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our senior credit facility. At December 31, 2012 and 2011, revolving loan availability under our senior credit facility was $11.4 million and $10.3 million, respectively. Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our senior credit facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months (including expected customs duty assessments and related interest), based on current assumptions regarding the amounts and timing of such expenditures and anticipated cash flows. Although we currently expect to remain in compliance with our bank covenants for at least the next twelve months, based on our current expectations, any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, or any significant earnout payments (see discussion immediately below), significant business or product acquisitions, or other significant unanticipated expenses or accruals (including customs duty assessments and related interest in excess of current accruals, any related penalties, unanticipated financial statement accruals, and/or unanticipated judgments in pending litigations/arbitrations) could result in a default (including of the minimum Adjusted EBITDA requirement) under our credit agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. See Note 17 to the Notes to Consolidated Financial Statements, for a discussion, among other things, of certain pending arbitration and litigation that could materially and adversely affect the Company’s compliance with its financial covenants under its credit agreements, its financial condition and/or liquidity. See Item 1A – Risk Factors –“Inability to maintain compliance with the bank covenants” and “We are currently party to litigation and other matters that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business”. See also “Debt Financing – New Credit Agreement” below for conditions precedent contained in our credit agreement with respect to the payment of Customs duties or any earnout consideration, as well as the financial covenants applicable to the Company.

Historically, the proceeds of our bank facility have been used to fund acquisitions, and cash flows from operations have been utilized to pay down debt. Accordingly, with the exception of funding short-term working capital requirements (which were necessitated by our strategy of paying down debt), we typically did not actively utilize our revolving credit facility to fund operations. Subject to the discussion above, the Company anticipates that cash flows from operations will continue to be used to pay down our new revolving credit facility (to the extent available for such purposes), and to pay associated interest on amounts outstanding under our credit facility. Availability under the refinanced revolver is intended to continue to be used to fund short-term working capital requirements, including anticipated anti–dumping duty and other Customs duty assessments and related interest, and future acquisitions and/or unanticipated expenses, if any.

See “Recent Developments” above for a description of the Deduction made by a large customer, which Deduction may adversely impact liquidity to the extent it is not favorably resolved, and “Debt Financing” below for a description of an amendment to our senior credit facility that specifies that an additional expense or accrual (up to an aggregate of $600,000), in the event of any unfavorable resolution of such dispute, will not trigger a default of our financial covenants under such credit facility.

See Note 5 of the Notes to Consolidated Financial Statements for a description of the Company’s customers who account for a significant percentage of the Company’s gross sales (and changes in the volume of business conducted with such customers) over the last three years.

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

As of December 31, 2012, the Company had cash and cash equivalents of $0.3 million compared to $2.5 million at December 31, 2011. This decrease of $2.2 million primarily reflects the timing of the repayment of outstanding debt.

Net cash used in operating activities was approximately $2.4 million for the year ended December 31, 2012, compared to net cash provided by operating activities of approximately $28.0 million for the year ended December 31, 2011. Operating activities reflected a net loss of $54.1 million in 2012, as compared to a net loss of $38.6 million in 2011. Cash used in operations for the year ended December 31, 2012 primarily reflects: (i) non-cash charges of $49.4 million to deferred tax assets primarily due to the $50.3 million increase in the valuation allowance for deferred tax assets; and (ii) a decrease in inventory ($2.9 million) as the result of inventory management and actions taken the Company to liquidate certain slow moving inventory; partially offset by a decrease in: (i) accrued expenses ($4.3 million); (ii) accounts payable ($3.0 million) resulting primarily from decreased inventory purchases; and (iii) an increase in accounts receivable of $2.7 million. Cash provided by operations for the year ended December 31, 2011 primarily reflects: (i) non-cash impairment charges to goodwill and other intangibles in the aggregate amount of $40.7 million; (ii) a reduction in accounts receivable ($15.9 million) due to lower sales volume and the acceleration of the collection of receivables through an “auction” program offered by a large customer (discussed above); (iii) a decrease in inventory ($5.8 million) as the result of inventory management and actions taken the Company to liquidate certain slow moving inventory; and (iv) an increase in accrued expenses ($2.9 million), all of which was partially offset by a decrease in accounts payable ($3.8 million) resulting primarily from decreased inventory purchases and the recording of an income tax receivable of $1.8 million.

Net cash used in investing activities was $2.0 million for the year ended December 31, 2012, as compared to $1.2 million for the year ended December 31, 2011. Net cash used in investing activities in 2012 and 2011 was related to capital expenditures primarily relating to normal operations and a new consolidated information technology system.

Net cash provided by financing activities was $2.3 million for 2012 compared to net cash used in financing activities of $25.4 million in 2011. The net cash provided by and used in both periods primarily reflects the net borrowings or repayment of debt under the Company’s credit facilities.

As of December 31, 2012 and December 31, 2011, working capital was ($13.9 million) and $43.6 million, respectively. The decrease in working capital primarily reflects the classification of all outstanding debt under the Company’s current credit agreement as short-term debt, whereas the Company’s borrowings under the prior credit agreement were all classified as long-term debt.

Debt Financing

New Credit Agreement

On December 21, 2012 (amended as of April 16, 2013 as described below), KID, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with KID, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The obligations of the Borrowers under the Credit Agreement are joint and several. As a result of the execution of the Credit Agreement, the Company’s prior credit facility with Bank of America, N.A. as Agent, was repaid in full and terminated. For a detailed description of the Company’s prior credit facility, see Note 7 of the Notes to Consolidated Financial Statements under the caption “2012 Credit Agreement” herein, and Note 4 of the Notes to Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012. In connection with the execution of the Credit Agreement, the Company wrote off approximately $1.4 million in unamortized deferred financing costs originally incurred in connection with the Company’s previous credit facility.

The Credit Agreement provides for an aggregate maximum $80.0 million revolving credit facility, composed of: (i) a revolving $60.0 million tranche (the “Tranche A Revolver”), with a $5.0 million sublimit for letters of credit; and (ii) a $20.0 million first-in last-out tranche (the “Tranche A-1 Revolver”). The Borrowers may not request extensions of credit under the Tranche A Revolver unless they have borrowed the full amount available under the Tranche A-1 Revolver. Borrowers must cash collateralize all outstanding letters of credit.

Loans under the Credit Agreement bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates would increase by 3.50% per annum. The weighted average interest rates for the outstanding loans under the Credit Agreement as of December 31, 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver.

Subject to the borrowing base described below, the Borrowers may borrow, repay (without premium or penalty) and re-borrow advances under each of the Tranche A Revolver and the Tranche A-1 Revolver until December 21, 2016 (the “Maturity Date”), at which time all outstanding obligations under the Credit Agreement are due and payable (subject to early termination provisions). Other than in connection with a permanent reduction of the Tranche A-1 Revolver as described below, repayments shall be first applied to the Tranche A Revolver, and upon repayment of the Tranche A Revolver in full, to the Tranche A-1 Revolver.

The Borrowers may in their discretion terminate or permanently reduce the commitments under the Tranche A Revolver or the Tranche A-1 Revolver, provided that the Borrowers may not reduce the commitments under the Tranche A-1 Revolver to less than $15.0 million while commitments under the Tranche A Revolver remain outstanding, and if the commitments under the Tranche A Revolver are terminated or reduced to zero, the commitments under the Tranche A-1 Revolver will be automatically terminated. In the event of such permanent reduction (or termination of the commitments prior to the Maturity Date), the Borrowers shall pay to the Agent for the benefit of the Lenders or as otherwise determined by the Agent, a termination fee in the amount of: (i) 2.0% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated prior to the first anniversary of the closing date of the Credit Agreement (the “First Anniversary”); (ii) 1.5% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated on or after the First Anniversary but prior to the second anniversary of such closing date (the “Second Anniversary”); and (iii) 0.50% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated on or after the Second Anniversary, provided that the Borrowers may permanently reduce the commitments under the Tranche A-1 Revolver from time to time to no less than $15.0 million without the incurrence of any premium, penalty or fee, so long as no event of default has occurred and is continuing.

The Tranche A Revolver is subject to borrowing base limitations based on 95% of the face amount of specified eligible accounts receivable, net of reserves established in the reasonable discretion of the Agent, including dilution reserves; plus the lesser of: (x) 68% of eligible inventory stated at the lower of cost or market value (in accordance with the Borrowers’ accounting practices), net of reserves established in the reasonable discretion of the Agent; and (y) 100% of the appraised orderly liquidation value, net of costs and expenses, of eligible inventory stated at the lower of cost or market value, net of inventory reserves; minus an availability block of $4.0 million (or if an event of default exists, such other amount established by the Agent); minus customary availability reserves (without duplication).

The Tranche A-1 Revolver is subject to borrowing base limitations based on the lesser of: (i) 50% of the fair market value (as determined by an independent appraiser engaged by the Agent from time to time) of specified registered eligible intellectual property, net of reserves established in the reasonable discretion of the Agent, and (ii) the aggregate commitments for the Tranche A-1 Revolver at such time ($20.0 million at the time of closing); provided that availability under the Tranche A-1 Revolver is capped at 40% of the combined borrowing bases of the Tranche A Revolver and Tranche A-1 Revolver.

Under the Credit Agreement, the Company is subject to the following financial covenants (the “Financial Covenants”):

(a) minimum monthly Adjusted EBITDA (defined below) for the trailing twelve-month period ending on the last day of each month

Trailing Twelve-Month Period Ending	Minimum Adjusted EBITDA
December 31, 2012	$8,538,000
January 31, 2013	$9,461,000
February 28, 2013	$9,853,000
March 31, 2013	$9,516,000
April 30, 2013	$9,925,000
May 31, 2013	$9,782,000
June 30, 2013	$10,534,000
July 31, 2013	$11,811,000
August 31, 2013	$12,007,000
September 30, 2013	$12,363,000
October 31, 2013	$13,717,000
November 30, 2013	$14,411,000
December 31, 2013	$14,338,000

provided, that, for trailing twelve month periods ending after December 31, 2013, the Agent shall establish minimum monthly Adjusted EBITDA covenant levels based on those included in the relevant annual business plan required to be provided to the Agent, using a comparable methodology to that used to establish Adjusted EBITDA requirements for 2013, including a set-back at least equal to the minimum set-back used to establish Adjusted EBITDA requirements for 2013; and

(b)	commencing March 31, 2013, a minimum Consolidated Fixed Charge Coverage Ratio (defined below) of 1.1: 1.0.

In March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection with our investigation of the matter, we have determined that the Deduction represents the customer’s annual accounting of product returns. The Company currently believes that a substantial portion of such claim is without merit or can be offset against other amounts owed to us by, or credited to, such customer. As a result, no amount in excess of our previously accrued 2012 product return reserve for this customer was recorded for the period ended December 31, 2012. Although the Company believes that this matter can be successfully resolved without recording any additional material amounts, there can be no assurance that this will be the case. As the matter has not been resolved, the Company and the Agent under the Credit Agreement have executed an amendment thereto, to amend the definition of Adjusted EBITDA for purposes of determining compliance with the financial covenants under the Credit Agreement, to include an additional add-back to net income, for past periods through April 2014, for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the Deduction, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”). The Borrowers paid a fee of $50,000 in connection with the execution of the Amendment, and will pay an additional $50,000 if and when the Borrowers first use the amount of any Excess Accrual as an add-back to net income in determining compliance with the financial covenants as permitted by the Amendment.

For purposes of the definition of Adjusted EBITDA: (i) “Duty Amounts” refer to all customs duties, interest, penalties and any other amounts payable or owed to U.S. Customs and Border Protection (“U.S. Customs”) by LaJobi, Kids Line, CoCaLo or Sassy, to the extent that such amounts relate to specified duty underpayments by such subsidiaries to U.S. Customs and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 (the “Duty Events”); and (ii) “Consolidated Net Income” means, as of any date of determination, the Company’s consolidated net income for the most recently completed trailing twelve-month period in accordance with GAAP, subject to specified exclusions including, among other things, extraordinary gains and losses for such period, and the income (or loss) of the Company’s subsidiaries under specified circumstances (e.g., the income (or loss) of a subsidiary in which another person has a joint interest, except to the extent of actual distributions received, the income (or loss) of a subsidiary accrued prior to the date it became a subsidiary, and the income of any subsidiary to the extent distributions made by such subsidiary were not then-permitted).

Adjusted EBITDA is defined in the Credit Agreement as an amount equal to the Company’s Consolidated Net Income for the most recently completed trailing twelve-month period (from the date of determination), plus: (A) the following to the extent deducted in calculating such Consolidated Net Income: (i) specified consolidated interest charges; (ii) the provision for income taxes; (iii) depreciation and amortization expense; (iv) other non-recurring non-cash expenses reducing such Consolidated Net Income for such period (such expenses will be deducted from Adjusted EBITDA during the period when paid in cash); (v) (a) all Duty Amounts accrued or expensed, (b) the amount of earnout consideration, if any, paid by LaJobi in connection with the Company’s purchase of the LaJobi assets in April 2008 (“LaJobi Earnout Consideration”), and (c) fees and expenses incurred by the Borrowers in connection with any investigations of the Duty Amounts and Duty Events, in an aggregate amount under clauses (a), (b) and (c) not to exceed the sum, for all periods, of (x) $14,855,000 less (y) the amount of LaJobi Earnout Consideration, if any, paid by LaJobi other than in accordance with the terms of the Credit Agreement and/or to the extent not deducted in determining Consolidated Net Income; (vi) professional fees and expenses incurred after July 1, 2012 in an aggregate amount not to exceed $2.0 million through December 31, 2013 plus, in each case, all reasonable and necessary fees and expenses of Alix Partners in an aggregate amount not to exceed $0.75 million; (vii) restructuring and severance costs in an amount not to exceed $1.0 million (and such additional amounts as are approved by the Agent in its discretion); (viii) expenses arising as a result of the recall of specified products, in an aggregate amount not to exceed $0.6 million; (ix) actual costs incurred as a result of the wind-down of the Borrowers’ operations in the United Kingdom, in an aggregate amount not to exceed $0.1 million; (x) if expensed, reasonable costs, expenses and fees incurred in connection with the Credit Agreement in an aggregate amount not to exceed $0.5 million; and (xi) to the extent included in the Company’s business plan or otherwise acceptable to the Agent, non-cash stock-based compensation expenses; and (xii) for purposes of calculating the financial covenants set forth in Section 7.15, if required to be expensed or accrued during any period commencing with the month ended December 31, 2012 through and including April 30, 2014 (in addition to related reserves recorded as of the date of the Amendment), the net amount of the deductions from invoices to a large customer of the Company as reported to the Agent by KID prior to the date of the Amendment in an aggregate amount not to exceed $600,000 minus (B) the following to the extent included in calculating such Consolidated Net Income: (i) income tax credits and (ii) all non-cash items increasing Consolidated Net Income (in each case by the Company and its subsidiaries for such period).

“Consolidated Fixed Charge Coverage Ratio” means, at any date of determination, the ratio of: (a) (i) Adjusted EBITDA for the most recently completed trailing twelve-month period, minus (ii) unfinanced capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero); to (b) the sum of: (i) specified debt service charges, plus (ii) the aggregate amount of all restricted payments (defined generally to mean dividends or distributions with respect to equity interests, or deposits, sinking funds or payments for the purchase, redemption, retirement or termination of any such equity interests) paid in cash by the Company and its subsidiaries, in each case determined on a consolidated basis in accordance with GAAP.

Loans under the Credit Agreement are required to be prepaid upon the occurrence, and with the net proceeds, of certain transactions, including the incurrence of specified indebtedness, most asset sales and debt or equity issuances, as well as extraordinary receipts, including tax refunds, litigation proceeds, certain insurance proceeds and indemnity payments. Loans under the Credit Agreement are also required to be prepaid with cash collateral required to be held by letter of credit issuers pursuant to the Credit Agreement on account of expired or reduced letters of credit. Such prepayments will be applied first to the repayment of amounts outstanding under the Tranche A Revolver until paid in full, and then to amounts outstanding under the Tranche A-1 Revolver.

The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events, required compliance certificates, and certificates from the Company’s independent auditors. As a result of the delay in filing this Annual Report on Form 10-K, the Company was not in compliance with a covenant under the Credit Agreement that required the delivery of financial statements for 2012 within 90 days of the end of such fiscal year. Such noncompliance was waived by the Agent on April 2, 2013. In addition, among other restrictions, the Loan Parties (the Borrowers and guarantors, if any) and their subsidiaries (other than specified inactive subsidiaries) are prohibited from: consummating a merger or other fundamental change; paying cash dividends or distributions; purchasing or redeeming stock (including under the Company’s stock purchase plan); incurring additional debt or allowing liens to exist on their assets; making acquisitions; disposing of assets; issuing equity and consummating other transactions outside of the ordinary course of business; making specified payments and investments; engaging in transactions with affiliates; amending material contracts to the extent such amendment would result in a default or event of default or would be materially adverse to the Lenders; paying Duty Amounts; or paying any LaJobi Earnout Consideration, subject in each case to limited specified exceptions, the more significant of which are described below.

Duty Amounts and LaJobi Earnout Consideration may be paid either: (i) in accordance with the business plan required to be provided to the Agent for the relevant year, or (ii) otherwise, so long as no default or event of default is continuing or would result therefrom, and availability, both before and after giving effect to such payment, is at least $10.0 million.

With respect to acquisitions, the Borrowers will be permitted to make an acquisition provided that the Company would be in pro forma compliance with the Financial Covenants, recomputed as of the last day of the most recently ended fiscal quarter for which financial statements are available, such acquisition is initiated and consummated on a friendly basis, no default or event of default has occurred and is continuing or would result from such acquisition, and the aggregate consideration (including all acquired debt) for all such permitted acquisitions does not exceed $500,000.

The Company will be permitted to issue and sell equity interests (other than equity interests that mature or are mandatorily redeemable or redeemable at the option of the holder, in whole or in part, on or prior to the date that is ninety-one days after the Maturity Date), so long as the net proceeds therefrom are applied to repayment of outstanding obligations under the Credit Agreement, or pursuant to other specified exceptions as set forth in the Credit Agreement.

The Credit Agreement also requires that the Borrowers provide the Agent with, among other things, an annual business plan containing specified monthly information and projections, monthly compliance certificates, and frequent and detailed financial, business and collateral reports.

Substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), will be swept and applied to repayment of amounts outstanding under the Credit Agreement.

The Credit Agreement contains customary events of default (including any failure to remain in compliance with the Financial Covenants). If an event of default occurs and is continuing (in addition to default interest as described above and other remedies available to the Lenders), the Agent may, in its discretion, declare the commitments under the Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, demand cash collateralization of letters of credit, and/or capitalize any accrued and unpaid interest by adding such amount to the outstanding principal balance (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit, without any action of the Agent or any Lender). In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that the Company maintains.

The Credit Agreement also contains customary conditions to lending, including that no default or event of default shall exist, or would result from any proposed extension of credit.

The Company paid fees to the Agent in the aggregate amount of approximately $1.1 million in connection with the execution of the Credit Agreement. The Borrowers are also required to pay a monthly commitment fee of 0.50% per annum on the aggregate unused portion of each of the Tranche A Revolver and the Tranche A-1 Revolver (payable monthly in arrears); customary letter of credit fronting fees (plus standard issuance and other processing fees) to the applicable issuer; a monthly monitoring fee to the Agent; an annual agency fee, and other customary fees and reimbursements of expenses. Financing costs, including fees and expenses paid upon execution of the Credit Agreement, were recorded in accordance with applicable financial accounting standards.

In order to secure the obligations of the Loan Parties under the Credit Agreement, each Borrower has pledged 100% of the equity interests of its domestic subsidiaries (other than inactive subsidiaries), including a pledge of the capital stock of each Borrower (other than the Company), as well as 65% of the equity interests of specified foreign subsidiaries, to the Agent, and has granted security interests to the Agent in substantially all of its personal property, all pursuant to a Security Agreement, dated as of December 21, 2012, by the Company and the other Borrowers and Loan Parties party thereto from time to time in favor of the Agent, as Collateral Agent (the “Security Agreement”). As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. has granted a mortgage for the benefit of the Agent and the Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

Other Events and Circumstances Pertaining to Liquidity

A discussion of, among other things: (i) the status of an arbitration proceeding initiated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, and the impact of the Restatement on such matters, including the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) the “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith (and a settlement submission made with respect thereto), and an informal SEC investigation and a document request from the United States Attorney’s Office for the District of New Jersey with respect to such matters; (iii) the Customs Review, charges recorded in connection therewith, the Customs Investigation (each as defined and described in detail in Note 17 to the Notes to Consolidated Financial Statements), and settlement submissions made as a result thereof; (iv) a putative class action filed against KID and certain of its officers and directors in March of 2011, the granting of the defendants’ motion to dismiss such proceeding with prejudice on October 17, 2012, and the plaintiff’s notice of appeal on November 14, 2012, (v) a putative derivative shareholder litigation instituted in May of 2011, dismissal of such proceeding without prejudice, a subsequent motion to compel the inspection of documents filed by the plaintiff in such action in April of 2012, and the order of the court in response thereto; (vi) a complaint filed against Kids Line with respect to specified wages and hours allegations; (vii) a CPSC staff investigation into alleged LaJobi violations of certain reporting requirements, and (viii) a complaint filed against Sassy with respect to an alleged wrongful termination of a distribution agreement, can be found in the section captioned “Recent Developments” above, Item 3 “Legal Proceedings”, or Notes 4 and 17 of the Notes to Consolidated Financial Statements.

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

We commenced the implementation in 2010 of a new consolidated information technology system for our operations, which we believe will provide greater efficiencies, and greater reporting capabilities than those provided by the current systems in place across our individual infant and juvenile companies. In connection with such implementation, we anticipate incurring aggregate costs of approximately $3.4 million, of which $3.1 million has been incurred as of December 31, 2012. We anticipate the balance of the costs ($0.3 million) to be incurred in 2013. Such costs have been financed to date with borrowings under our credit facility, and are intended to be so financed in the future. Our business may be subject to transitional difficulties as we replace the current systems. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

Consistent with our past practices and in the normal course of our business, we regularly review acquisition opportunities of varying sizes. We may consider the use of debt or equity financing to fund potential acquisitions. The Credit Agreement includes provisions that place limitations on our ability to enter into acquisitions, mergers or similar transactions, as well as a number of other activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends, repurchase our common stock, or dispose of or sell assets (subject to exceptions specified therein). These covenants could restrict our ability to pursue opportunities to expand our business operations. Loans under the Credit Agreement are required to be prepaid upon the occurrence, and with the net proceeds, of certain transactions, including the incurrence of specified indebtedness, most asset sales and debt or equity issuances, as well as extraordinary receipts, including tax refunds, litigation proceeds, certain insurance proceeds and indemnity payments. Loans under the Credit Agreement are also required to be prepaid with cash collateral required to be held by letter of credit issuers pursuant to the Credit Agreement on account of expired or reduced letters of credit.

We have entered into certain transactions with certain parties who are or were considered related parties, and these transactions are disclosed in Note 11 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”.

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of December 31, 2012 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating Lease Obligations	$6,994	$3,197	$1,114	$985	$816	$754	$128
Purchase Obligations (1)	22,870	22,870	—	—	—	—	—
Debt Obligation (3)	57,527	—	—	—	57,527	—	—
Royalty Obligations	4,321	2,959	1,341	21	—	—	—

Total Contractual Obligations (2)(3)(4)	$91,712	$29,026	$2,455	$1,006	$58,343	$754	$128

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.
(2)	Excludes contingent obligations under off-balance sheet arrangements, if any, or otherwise, as the amount, if any, or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below, “Other Events and Circumstances Pertaining to Liquidity” above and Note 17 to the Notes to Consolidated Financial Statements for a discussion of the Company’s off balance sheet arrangements and contingent liabilities. The liability recorded as of December 31, 2011 of $11.7 million in connection with the potential LaJobi earnout is included in accrued expense, and is not included in the table above, as the amount, if any, or the timing of any potential settlement is not reasonably estimable.
(3)	The Company’s debt obligation represents approximately $38.8 million borrowed under the Tranche A Revolver, and approximately $18.7 million borrowed under the Tranche A-1 Revolver at December 31, 2012. The Tranche A Revolver and the Tranche A-1 Revolver each mature on December 21, 2016. In accordance with applicable accounting standards, all of the Company’s indebtedness for borrowed money at December 31, 2012 is classified as short-term debt in the Consolidated Balance Sheets. Required interest under the Tranche A Revolver and the Tranche A-1 Revolver are based on the outstanding debt and interest based on a fluctuating 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%) plus a specified margin, and therefore cannot be calculated. The estimated 2013 interest payment for the Tranche A Revolver using an assumed 4.5% interest rate and the outstanding balance at December 31, 2012 would be $1.7 million. The estimated 2013 interest payments for the Tranche A-1 Revolver using an assumed 11.75% interest rate and the outstanding balance at December 31, 2012 would be $2.2 million. Such amounts are estimates only and actual interest payments could differ materially. See “Debt Financing” for a description of the Credit Agreement, executed as of December 21, 2012, including amounts outstanding thereunder and dates of repayment and interest obligations and provisions that create, increase and/or accelerate obligations thereunder. Also excludes obligations under certain letters of credit that require the Company to make payments to parties aggregating $50,000 upon the occurrence of specified events.
(4)	Of the total income tax payable for uncertain tax positions of $395,000, we have classified $291,000 as a current liability as of December 31, 2012, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off-Balance Sheet Arrangements

Effective as of September 30, 2010, our Kids Line subsidiary entered into a sublease (the “Sublease”) with The Capital Group Companies, Inc., a Delaware corporation (the “Sublessor”) with respect to 27,515 rentable square feet of office space located in Los Angeles, California. Under the terms of the Sublease, Kids Line will make monthly base rental payments of $52,737 to the Sublessor, which amount will increase by three percent (3%) annually during the term of the Sublease, and will also pay operating expenses in excess of those incurred in the applicable base year. The Sublease expires on February 28, 2018. In connection with the execution of the Sublease, on October 4, 2010, KID executed a guarantee for the benefit of Sublessor, guaranteeing payment of the aggregate rental payments under the Sublease if the sublessee defaults on its obligations thereunder. In addition, in the event that the underlying master lease (the “Master Lease”) between the Sublessor and the landlord (the “Landlord”) is terminated due to a default by the Sublessor, and Kids Line is not in default under the Sublease; the Landlord has agreed to enter into a direct lease with Kids Line on the terms of the Sublease; provided that Kids Line shall be obligated to pay the original (higher) rent applicable to the Master Lease (representing an aggregate differential of $4.1 million as of the effective date of the Sublease). In connection therewith, the Sublessor has issued an irrevocable standby letter of credit with Kids Line as the beneficiary, in the aggregate amount of $4.1 million, which amount will be reduced annually to correspond with payments made by the Sublessor under the Master Lease. The most recent letter of credit expired on May 31, 2012, but was automatically extended to May 31, 2013 (in the aggregate amount of $3.3 million), and will be extended automatically to May 31 in each succeeding year (subject to a final expiration on February 28, 2018) unless the issuing bank (Bank of America, N.A.) provides written notice otherwise to Kids Line at least 60 days prior to the then current expiration date. Upon receipt of any such expiration notice, Kids Line shall have the right to draw under the letter of credit in an amount equal to its then current full amount.

The Company has obligations under certain letters of credit that contingently require us to make payments to guaranteed parties upon the occurrence of specified events. As of December 31, 2012, there were $50,000 of letters of credit outstanding.

KID may remain obligated with respect to certain contracts and other obligations of its former gift business that were not novated in connection with their transfer. KID is not aware of any remaining obligations with respect to the foregoing, but there can be no assurance that payments will not be required of KID in the future.

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

Management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to our significant accounting estimates, assumptions or the judgments affecting the application of such estimates and assumptions during 2012. The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ materially from those estimates under different assumptions or conditions.

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

Goodwill and Indefinite-Lived Intangibles

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

Our trade names were tested for impairment as part of our annual 2012 impairment testing of other indefinite-lived intangible assets, which is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing).

We tested the non-amortizing intangible trade names recorded on our balance sheet as of each of December 31, 2012 and 2011. The trade names tested were Kids Line®, Sassy®, LaJobi® and CoCaLo®. As with respect to the testing for impairment of goodwill, the review for impairment of indefinite-lived intangible assets, including trade names, is based on whether the fair value of such trade names exceeds their carrying value. We determined fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2012 and 2011, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2012 and 2011, the Company kept its long-term growth rate at 2.5% for all of its business units. For 2012, the Company used assumed royalty rates of 3%, 3.5%, 2.0% and 5.5% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates increased with respect to Sassy and CoCaLo from the 2011 rates of 2.6% and 4%, respectively, as a result of increased profitability at these business units in 2012. Assumed royalty rates increased with respect to Sassy and CoCaLo from the 2011 rates of 2.6% and 4%, respectively, as a result of increased profitability at these business units in 2012. For 2011, the Company used assumed royalty rates of 3%, 2.6%, 2.5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates decreased with respect to LaJobi from the 2011 rates of 2.5%, as a result of reduced profitability for such business unit in 2012. As fair value of all trade names tested exceeded their carrying value, no impairments to intangible assets with indefinite lives were recorded for the year ended December 31, 2012. (See Note 4 for details with respect to 2011 impairment charges).

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

Our intangible assets with definite lives (consisting of customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. As their estimated undiscounted future cash flows exceeded their carrying amounts, no impairments to intangible assets with definite lives were recorded during 2012. As discussed in Note 4 to the Notes to Consolidated Financial Statements, in connection with the annual impairment testing of intangible assets during the fourth quarter of 2011, based upon a projected discounted cash flow analysis, we recorded an impairment charge in the amount of $19.0 million with respect to the Kids Line customer relationships (the carrying value of our other definite lived intangible assets were determined to be fully recoverable in 2011).

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

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, management evaluates all positive and negative evidence, including the Company’s past operating results (the existence of cumulative losses), and near-term forecasts of future taxable income consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry back years,, and tax planning strategies. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences and loss and credit carry forwards. The Company has an aggregate valuation allowance of $73.8 million for its deferred tax assets as of December 31, 2012.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that an increase in its valuation allowance of $50.3 million was required as of December 31, 2012 as a result of the Company’s reduced estimates of current and future taxable income during the carry forward period, and the fact that it is in a three-year cumulative loss position. The weight of these negative factors and level of economic uncertainty in our current business supported the Company’s conclusion. Management will continue to periodically evaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods. See Note 9 of the Notes to the Consolidated Financial Statements for additional detail.

Of the Company’s aggregate valuation allowance of $73.8 million for its deferred tax assets, approximately $34.1 million consists of valuation allowances against it intangible assets, approximately $17.2 million consists of valuation allowances against foreign tax credit carry forwards, approximately $8.7 million against capital loss carry forwards, approximately $4.8 million against federal NOL carry forwards, approximately $0.8 million against foreign NOL carry forwards, approximately $1.7 million against state NOL carry forwards, and approximately $6.5 million against the remaining tax reserves and accruals. The Company has no significant deferred tax liabilities, and, as a result, there are no significant reversals accounted for in its analysis. In addition, the Company considered and concluded there were no tax planning strategies relevant in its analysis of deferred tax assets.

Acquisitions

At acquisition, we recognize assets acquired and liabilities assumed based on their fair values at the date of acquisition. Accounting for business combinations requires significant assumptions and estimates to measure fair value and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. Should the acquisition result in a bargain purchase, where the fair value of assets and liabilities exceed the amount of consideration transferred, the resulting gain will be recorded into earnings on the acquisition date. All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expense in the period in which they are incurred. All assets and liabilities arising from contractual contingencies are recognized as of the acquisition date if the acquisition date fair value of that asset or liability can be determined during the measurement period. Subsequent to the acquisition date, the Company measures contingent consideration arrangements at fair value for each period. Changes in fair value that are not measurement period adjustments are recognized in earnings.

Recently Issued Accounting Standards

See Note 2 of the “Notes to Consolidated Financial Statements” for a discussion of recently issued accounting standards.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions, and include, but are not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management and assumptions regarding our future performance, operating expenses, working capital needs, liquidity and capital requirements, business trends and competitiveness. Forward-looking statements include, but are not limited to, words such as “believe,” “plan,” “anticipate,” “estimate,” “project”, “may”, “planned”, “potential”, “should”, “will”, “would”, “could”, “might”, “possible”, “contemplate”, “continue”, “expect,” “intend,” “seek” or the negative of or other variations on these and other similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, are also forward-looking statements. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Material risks and uncertainties are set forth under Part I, Item 1A, Risk Factors. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance. Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Interest Rate Changes

Upon execution of the Credit Agreement on December 21, 2012, the Borrowers drew down $55.3 million under the Credit Agreement, of which $18.7 million was allocated to the Tranche A-1 Revolver and the remainder to the Tranche A Revolver, and utilized the proceeds to repay the Company’s previous credit facility in full.

Loans under the New Credit Agreement bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. At December 31, 2012, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase our interest expense by approximately $0.6 million annually. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under the section captioned “Debt Financing” for a discussion of the applicable interest rates under and other material provisions of the Credit Agreement. The Company’s prior credit facility is described in Note 7 to the Notes to Consolidated Financial Statements under the caption “2012 Credit Agreement”.

Foreign Currency Exchange Rate

At December 31, 2012 and 2011, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, our (loss) income before income taxes would decrease by approximately $55,000 and $20,000 for each such year, respectively.

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

Our financial position is also impacted by currency exchange rate fluctuations on translation of our net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Our primary currency translation exposures during 2012 were related to our net investment in entities having functional currencies denominated in the Australian dollar and British pound.

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

1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Kid Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Kid Brands, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule “Schedule II – Valuation and Qualifying Accounts.” Kid Brands, Inc.’s management is responsible for these consolidated financial statements and related financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kid Brands, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey

April 16, 2013

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(Dollars in Thousands, Except Share and Per Share Data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$318	$2,456
Restricted cash	2,654	—
Accounts receivable—trade, less allowances of $5,807 in 2012 and $6,784 in 2011	42,079	39,313
Inventories, net	39,953	42,688
Prepaid expenses and other current assets	2,866	3,728
Income tax receivable	803	2,149
Deferred income taxes	53	5,458

Total current assets	88,726	95,792
Property, plant and equipment, net	5,481	5,008
Intangible assets	44,287	45,453
Note receivable, net allowance of $14,955 in 2012 and 2011	—	—
Deferred income taxes	—	43,670
Other assets	2,400	2,923

Total assets	$140,894	$192,846

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$57,527	$—
Accounts payable	16,156	19,136
Accrued expenses	28,521	32,318
Deferred income taxes	87	—
Income taxes payable	320	705

Total current liabilities	102,611	52,159
Income taxes payable	81	74
Deferred income taxes	725	360
Long-term debt	—	49,490
Other long-term liabilities	615	949

Total liabilities	104,032	103,032
Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 26,727,780 shares at December 31, 2012 and 2011, respectively	2,674	2,674
Additional paid-in capital	88,587	89,027
Retained earnings	40,613	94,713
Accumulated other comprehensive income	459	550
Treasury stock, at cost, 4,885,064 and 4,971,025 shares at December 31, 2012 and 2011, respectively	(95,471)	(97,150)

Total shareholders’ equity	36,862	89,814

Total liabilities and shareholders’ equity	$140,894	$192,846

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(Dollars in Thousands, Except Share and Per Share Data)

	2012	2011	2010
Net sales	$229,486	$252,610	$275,777
Cost of sales	171,697	211,323	192,515

Gross profit	57,789	41,287	83,262
Selling, general and administrative expenses	56,912	66,543	58,177
Impairment of goodwill	—	11,719	—
TRC valuation reserve	—	(2,000)	—

Total operating expenses	56,912	76,262	58,177

Income (loss) from operations	877	(34,975)	25,085

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(6,352)	(5,054)	(4,378)
Interest and investment income	12	16	11
Other, net	177	(123)	308

	(6,163)	(5,161)	(4,059)

(Loss) income from operations before income tax provision (benefit)	(5,286)	(40,136)	21,026
Income tax provision (benefit)	48,814	(1,490)	(15,155)

Net (loss) income	$(54, 100)	$(38,646)	$36,181

Basic (loss) earnings per share:	$(2.48)	$(1.78)	$1.68

Diluted (loss) earnings per share:	$(2.48)	$(1.78)	$1.66

Weighted Average Shares:
Basic	21,829,000	21,671,000	21,547,000

Diluted	21,829,000	21,671,000	21,838,000

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(Dollars In Thousands)

	2012	2011	2010
Net (loss) income	$(54,100)	$(38,646)	$36,181
Other comprehensive (loss) income:
Unrealized gain (loss) on derivative	—	87	(87)
Foreign currency translation adjustments	(91)	(40)	132

Comprehensive (loss) income	$(54,191)	$(38,599)	$36,226

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(Dollars in Thousands)

	Total	Common Stock Shares Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
Balance at December 31, 2009	$87,895	26,728	$2,674	$89,756	$97,178	$458	$(102,171)
Net income	36,181				36,181
Unrealized loss on derivatives	(87)					(87)
Foreign currency translation adjustment	132					132
Net tax shortfall on share-based compensation	(81)			(81)
Share transactions under stock plans (65,631 shares), net of cash settlement of SAR exercise	120			(1,162)			1,282
Share-based compensation	2,132			2,132

Balance at December 31, 2010	126,292	26,728	2,674	90,645	133,359	503	(100,889)
Net (loss)	(38,646)				(38,646)
Unrealized gain on derivatives	87					87
Foreign currency translation adjustment	(40)					(40)
Net tax shortfall on share-based compensation	(302)			(302)
Share transactions under stock plans (191,358 shares), net of cash settlement of SAR exercise	243			(3,496)			3,739
Share-based compensation	2,180			2,180

Balance at December 31, 2011	89,814	26,728	2,674	89,027	94,713	550	(97,150)
Net (loss)	(54,100)				(54,100)
Foreign currency translation adjustment	(91)					(91)
Share transactions under stock plans (85,961 shares)	144			(1,535)			1,679
Share-based compensation	1,095			1,095

Balance at December 31, 2012	$36,862	26,728	$2,674	$88,587	$40,613	$459	$(95,471)

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(Dollars in Thousands)

	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(54,100)	$(38,646)	$36,181
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,776	4,000	3,747
Amortization and write-off of deferred financing costs	3,019	1,718	922
Provision for customer allowances	25,717	33,272	35,921
Impairment of goodwill and other intangibles	—	40,665	—
Reduction in TRC valuation reserve	—	(2,000)	—
Provision for inventory reserve	3,304	2,500	504
Deferred income taxes	49,440	(22)	(13,012)
Share-based compensation expense	1,095	2,180	2,132
Change in assets and liabilities, net of acquired assets and liabilities
Accounts receivable	(28,444)	(17,329)	(48,126)
Income tax receivable	1,346	(1,842)	(70)
Inventories	(425)	3,320	(11,826)
Prepaid expenses and other current assets	872	105	(893)
Other assets	738	426	(215)
Accounts payable	(3,000)	(3,764)	5,492
Accrued expenses	(4,325)	2,870	5,068
Income taxes payable	(378)	535	(4,445)

Net cash (used in) provided by operating activities	(2,365)	27,988	11,380

Cash flows from investing activities:
Capital expenditures	(1,605)	(1,223)	(1,765)
Purchase of Kokopax	(354)	—	—

Net cash used in investing activities	(1,959)	(1,223)	(1,765)

Cash flows from financing activities:
Proceeds from issuance of common stock	144	243	228
Settlement of SAR exercise	—	—	(108)
Excess tax benefit from stock-based compensation	—	(302)	(81)
Net borrowings (repayment) on current revolving credit facility	57,527	—	—
Payments on term loan	(23,000)	—	—
Payments of long-term debt	—	(5,036)	(13,499)
Net (repayment) borrowings on prior revolving credit facility	(26,490)	(18,595)	3,495
Change in restricted cash	(2,654)	—	—
Payment of deferred financing costs	(3,233)	(1,690)	—

Net cash provided by (used in) in financing activities	2,294	(25,380)	(9,965)
Effect of exchange rate changes on cash and cash equivalents	(108)	(4)	(168)

Net (decrease) increase in cash and cash equivalents	(2,138)	1,381	(518)
Cash and cash equivalents at beginning of year	2,456	1,075	1,593

Cash and cash equivalents at end of year	$318	$2,456	$1,075

Cash paid during the year for:
Interest	$3,014	$2,595	$3,562
Income taxes (refunded) paid	$(1,768)	$124	$3,000
Supplemental cash flow information:
Kokopax Earnout Consideration	$178	$—	$—
Goodwill with respect to LaJobi Earnout Consideration	$—	$—	$11,719

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Note 1 – Description of Business

Kid Brands, Inc. (“KID”), together with its subsidiaries (collectively with KID, the “Company”), is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company currently operates in one segment: the infant and juvenile business.

The Company’s current operating subsidiaries consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), which are each direct or indirect wholly-owned subsidiaries of KID, and design, manufacture through third parties and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, nursery appliances, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years, including the recently acquired Kokopax® line of baby gear products as described in Note 4 (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, after elimination of all inter-company accounts and transactions.

Business Combinations

The Company accounts for business combinations consummated after 2009 by applying the acquisition method of accounting. At acquisition, we recognize assets acquired and liabilities assumed based on their fair values at the date of acquisition. Accounting for business combinations requires significant assumptions and estimates to measure fair value and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. Should the acquisition result in a bargain purchase, where the fair value of assets and liabilities exceed the amount of consideration transferred, the resulting gain will be recorded into earnings on the acquisition date. All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expense in the period in which they are incurred. All assets and liabilities arising from contractual contingencies are recognized as of the acquisition date if the acquisition date fair value of that asset or liability can be determined during the measurement period. Subsequent to the acquisition date, the Company measures contingent consideration arrangements at fair value for each period. Changes in fair value that are not measurement period adjustments are recognized in earnings.

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

For all acquisitions consummated prior to 2009, the Company allocated at the time of acquisition, the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their relative fair values. Significant judgments and estimates were often made to determine these allocated values, and may have included the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information the Company believed to be relevant. The finalization of the purchase price allocation typically took a number of months to complete, and if final values were materially different from initially recorded amounts, adjustments were recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired was recorded as goodwill which is not amortized to expense. Any excess of the fair value of the net tangible and identifiable intangible assets acquired over the purchase price (negative goodwill) was allocated on a pro-rata basis to long-lived assets, including identified intangible assets.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

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

Immaterial Corrections

In connection with a system conversion, management determined that certain shipping and handling fees had been incorrectly classified. The Company corrected the classification of $5.4 million and $4.4 million in expenses originally classified as cost of sales in the years ended December 31, 2011 and 2010, respectively. In accordance with the Company’s policy (see Cost of Sales) these expenses should have been classified as selling general and administrative expenses.

As a result of the revisions in the Consolidated Statement of Operations, cost of sales decreased $5.4 million and $4.4 million and, selling general and administrative expense increased by $5.4 million and $4.4 million, for the years ended December 31, 2011 and 2010, respectively. The misstatements had no impact on previously reported (Loss) Income from Continuing Operations, (Loss) Income before Provision (Benefit) for Income Taxes, Net (Loss) Income, or (Loss) Earnings Per Share for either period.

Cost of Sales

The most significant components of cost of sales are cost of the product, including inbound freight charges, duty, packaging and display costs, labor, depreciation, any inventory adjustments, purchasing and receiving costs, product development costs and quality control costs.

The Company’s gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. The Company accounts for the above expenses as operating expenses and classifies them under selling, general and administrative expenses. For the years ended December 31, 2012, 2011, and 2010, the costs of warehousing, outbound handling costs and outbound shipping costs were $11.8 million, $12.9 million, and $11.6 million, respectively. In addition, the majority of outbound shipping costs are paid by the Company’s customers, as many of the Company’s customers pick up their goods at the Company’s distribution centers. See “Immaterial Corrections” for a discussion of the correction of an immaterial misclassification of certain expenses which were originally classified as cost of sales, which should have been classified as selling, general and administrative expenses for specified periods.

Advertising Costs

Production costs for advertising are charged to operations in the period the related advertising campaign begins. All other advertising costs are charged to operations during the period in which they are incurred. Advertising costs for the years ended December 31, 2012, 2011, and 2010, amounted to $0.5 million, $0.8 million, and $0.8 million respectively.

Cash and Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and their costs approximate fair value.

Restricted Cash

Restricted cash consists of lock box accounts that are automatically swept as funds become available to pay down balances outstanding under the revolving credit facility. See Note 7.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Commencing in late 2011, the Company occasionally elects to participate in an “auction” program initiated by one of its largest customers, which permits the Company to offer an additional discount on all or a portion of the outstanding accounts receivable from such customer in return for prompt, accelerated payment of all or the relevant portion of such receivable. The amount of the additional discount is subject to acceptance, is determined in part by the aging of the receivable and is within the range of customary discounts for early payment. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. The Company also analyzes its allowances policies to assess the adequacy of allowance levels and adjusts such allowances as necessary. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories, which consist of finished goods, are carried on the Company’s balance sheet at the lower of cost or market. Cost is determined using the weighted average cost method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value of such inventory. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory if management determines that the ultimate expected proceeds from the disposal of such inventory will be less than its carrying cost as described above. Management uses estimates to determine the necessity of recording these reserves based on periodic reviews of each product category based primarily on the following factors: length of time on hand, historical sales, sales projections (including expected sales prices), order bookings, anticipated demand, market trends, product obsolescence, the effect new products may have on the sale of existing products and other factors. Risks and exposures in making these estimates include changes in public and consumer preferences and demand for products, changes in customer buying patterns, competitor activities, the Company’s effectiveness in inventory management, as well as discontinuance of products or product lines. In addition, estimating sales prices, establishing mark down percentages and evaluating the condition of the Company’s inventories all require judgments and estimates, which may also impact the inventory valuation. However, the Company believes that, based on prior experience of managing and evaluating the recoverability of slow moving, excess, damaged and obsolete inventory in response to market conditions, including decreased sales in specific product lines, the Company’s established reserves are materially adequate. If actual market conditions and product sales prove to be less favorable than projected, however, additional inventory reserves may be necessary in future periods. At December 31, 2012 and 2011, the balance of the inventory reserve was approximately $1,279,000 and $1,701,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or fair market value at date of acquisition and are depreciated using the straight-line method over their estimated useful lives, which primarily range from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the respective lease or asset life, whichever is shorter. Major improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Internal use software development costs that are capitalized are included in plant, property and equipment in the consolidated balance sheet. These assets are depreciated over the estimated useful life of the asset using the straight-line method. Equipment under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period incurred and the related cost and accumulated depreciation are removed from the respective accounts.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount for which the carrying amount of the asset exceeds its fair value as determined by an estimate of discounted future cash flows. No impairments to long-lived assets were recorded in 2012. See Note 4 with respect to a discussion of the annual impairment testing of all the Company’s intangible assets in 2012.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Goodwill and Indefinite-Lived Intangible Assets

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

Intangible assets with indefinite lives other than goodwill are tested annually for impairment and the appropriateness of the indefinite life classification, or more often if changes in circumstances indicate that the carrying amount may not be recoverable or the asset life may be finite. The Company’s intangible assets with indefinite lives consist of trademarks and trade names for each of Kids Line, Sassy, LaJobi and CoCaLo. In testing for impairment, if the carrying amount of such intangible assets exceeds the fair value of such assets, an impairment loss is recorded in the amount of the excess. The Company uses various models to estimate fair value. In the Company’s analysis for 2012 and 2011, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2012 and 2011, the Company kept its long-term growth rate at 2.5% for all of its business units. For 2012, the Company used assumed royalty rates of 3%, 3.5%, 2.0% and 5.5% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates increased with respect to Sassy and CoCaLo from the 2011 rates of 2.6% and 4%, respectively, as a result of increased profitability at these business units in 2012. For 2011, the Company used assumed royalty rates of 3%, 2.6%, 2.5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates decreased with respect to LaJobi from the 2011 rates of 2.5%, as a result of reduced profitability for such business unit in 2012. As fair value of all trade names tested exceeded their carrying value, no impairments were recorded for the year ended December 31, 2012. (See Note 4 for details with respect to 2011 impairment charges).

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

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

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

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, management evaluates all positive and negative evidence, including the Company’s past operating results (the existence of cumulative losses), and near-term forecasts of future taxable income consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry back years, and tax planning strategies. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences and loss and credit carry forwards.

As a result of the Company’s reduced estimates of current and future taxable income during the carryforward period and the fact it is in a three-year cumulative loss position, the Company recorded an additional $50.3 million of valuation allowance against its deferred tax assets in the period ending December 31, 2012. Management will continue to periodically evaluate the need for a valuation allowance, and to the extent that conditions change, a portion of such valuation allowance could be reversed. See Note 9 of the Notes to the Consolidated Financial Statements for additional detail.

The Company currently has a valuation allowance of $73.8 million for its deferred tax assets, of which approximately $34.1 million consists of valuation allowances against it intangible assets, approximately $17.2 million consists of valuation allowances against foreign tax credit carry forwards, approximately $8.7 million against capital loss carry forwards, approximately $4.8 million against federal NOL carry forwards, approximately $0.8 million against foreign NOL carry forwards, approximately $1.7 million against state NOL carry forwards, and approximately $6.5 million against the remaining tax reserves and accruals. The Company has no significant deferred tax liabilities, and, as a result, there are no significant reversals accounted for in its analysis. In addition, the Company considered and concluded there was no tax planning strategies relevant in its analysis of deferred tax assets.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

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

The relevant FASB standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. There was no excess tax benefit or tax deficiency recognized from share-based compensation for the year ended December 31, 2012. There was a tax deficiency of $0.3 million and $0.1 million recognized from share-based compensation costs for the years ended December 31, 2011 and 2010, respectively.

Accumulated Other Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses that are not included in net (loss) income, but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations and gains or losses on derivatives.

Subsequent Events

The Company has evaluated subsequent events prior to filing.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may materially impact its financial statements, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the year ended December 31, 2012, that might have a material impact on the Company’s financial position, results of operations or cash flows.

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

As a result of such set-off described above, the Company reduced the valuation reserve previously recorded against the Seller Note receivable by $2.0 million (representing liabilities to TRC extinguished by the settlement agreement) during the year ended December 31, 2011.

Note 4 – Goodwill and Intangible Assets

Goodwill

As previously disclosed, the restatement of certain prior financial statements resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi earnout under the agreement governing the purchase of the LaJobi assets. As a result, applicable accounting standards required the Company to record a liability for such portion in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), which also required an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011 (as described below).

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The Company record a liability for the LaJobi earnout in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi earnout and $1.1 million in respect of the related finder’s fee), which also required an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011 (as described below).

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

Changes in the carrying amount of goodwill during the year ended December 31, 2011 were as follows:

(in thousands)
Goodwill at December 31, 2010	$11,719
Impairment	(11,719)

Goodwill at December 31, 2011	0

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Intangible Assets

As of December 31, 2012, and 2011, the components of intangible assets consist of the following (in thousands):

	Weighted Average	December 31,	December 31,
	Amortization Period	2012	2011
Sassy trade name	Indefinite life	$5,400	$5,400
Kokopax trade name *	6 years	403	—
Kokopax customer relationships *	5 years	49	—
Kids Line customer relationships	20 years	6,583	7,000
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	8,700	8,700
LaJobi customer relationships	20 years	9,684	10,319
LaJobi royalty agreements	5 years	403	840
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	1,934	2,063
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$44,287	$45,453

*	In late September of 2012, Sassy acquired substantially all of the operating assets of Kokopax, LLC, a developer and marketer of framed infant back carriers and related accessories, including sun hats and totes. Under the purchase method of accounting, the total purchase price for Kokopax has been assigned to the net tangible and intangible assets acquired based on their estimated fair values. Approximately $478,000 was assigned to certain intangible assets based on preliminary valuations performed by the Company. Accordingly, the final determination of value could result in an increase or decrease to these values in future periods. See Note 17 for information on potential earnout consideration in connection with the purchase of the Kokopax assets.

Aggregate amortization expense, was $1.6 million, $2.8 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated annual amortization expense is as follows (in thousands) for each of the fiscal years ending December 31:

2013	$1,659
2014	1,263
2015	1,263
2016	1,263
2017	1,261

In accordance with Accounting Standard Codification (ASC) Topic 350, indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). In accordance with applicable accounting standards, there were no triggering events warranting interim testing of intangible assets in the first or second quarter of 2012, and no impairments of intangible assets (either definite-lived or indefinite-lived) were recorded during either such period. Due to continued softness in the business during the third quarter of 2012, however, the Company determined that indicators of impairment of its indefinite-lived intangible assets (consisting of trade names) existed, and conducted testing of the Company’s trade names as of September 30, 2012 in connection therewith. Testing of trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s September 30, 2012 analysis, it used a five-year projection period, which has been its prior practice. For the interim testing the Company concluded that it was appropriate to retain the long-term growth rates and assumed royalty rates used for its 2011 annual testing. Such interim testing demonstrated that no trade names were impaired as of September 30, 2012.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2012. As discussed below, there were no impairments recorded for the year ended December 31, 2012 with respect to intangible assets (whether definite or indefinite-lived).

The Company’s non-amortizing intangibles (trade names) are tested for impairment as part of the Company’s annual impairment testing of goodwill and other indefinite-lived assets. The Company tested the non-amortizing intangible trade names recorded on its consolidated balance sheet as of December 31, 2012, which consisted of Kids Line®, Sassy®, LaJobi®, and CoCaLo®. Testing for impairment of indefinite-lived trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2012, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2012, the Company kept its long-term growth rate at 2.5% for all of its business units. However, the Company used assumed royalty rates of 3%, 3.5%, 2.0% and 5.5% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates increased with respect to Sassy and CoCaLo from the 2011 rates of 2.6% and 4%, respectively, as a result of increased profitability at these business units in 2012. Assumed royalty rates decreased with respect to LaJobi from the 2011 rates of 2.5%, as a result of reduced profitability for such business unit in 2012. As the fair value of all trade names tested exceeded their carrying value, no impairments with respect thereto were recorded for the year ended December 31, 2012.

The Company tested the non-amortizing intangible trade names recorded on its consolidated balance sheet as of December 31, 2011, which consisted of Kids Line®, Sassy®, LaJobi®, and CoCaLo®. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2011, it used a five-year projection period, which has been its prior practice, and projected for each business unit the long-term growth rate of each business, as well as the assumed royalty rate that could be obtained by each such business by licensing out each intangible. For 2011, the Company kept its long-term growth rate at 2.5% for all of its business units. However, the Company used assumed royalty rates of 3%, 2.6%, 2.5% and 4% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. Assumed royalty rates decreased with respect to Kids Line and LaJobi from the 2010 rates of 5% and 4%, respectively, as a result of reduced profitability for each such business unit in 2011. With respect to LaJobi, the difference between fair value and the carrying value of the relevant trade names resulted in an impairment charge in the amount of $9.9 million. No other trade names were impaired during 2011.

The Company’s other intangible assets with definite lives (consisting of customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. No such impairment charges were recorded for 2012. The fair value of the Kids Line customer relationships was lower than the carrying value due to revised undiscounted future cash flow projections resulting from meaningfully lower sales to one of its major customers and reduced profitability in 2011. This resulted in a $19.0 million impairment which was recorded in cost of sales. While LaJobi sales also decreased during 2011, the fair value of its customer lists continued to exceed its carrying value as of December 31, 2011. No other impairments were recorded with respect to the Company’s other intangible assets with definitive lives during 2011.

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

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

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

The carrying value of the Company’s borrowings under both the Tranche A Revolver and the Tranche A-1 Revolver (defined and described in Note 7) approximates fair value because interest rates applicable thereto are variable, based on prevailing market rates.

There were no material changes to the Company’s valuation techniques during the year ended December 31, 2012, compared to those used in prior periods.

Derivative Instruments

Until the execution of the 2011 Credit Agreement (defined in Note 7) as of August 8, 2011, the Company was required by its lenders to maintain in effect interest rate swap agreements that protected against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of a prior term loan (such swap agreement was not terminated at the time of the execution of the 2011 Credit Agreement even though it was no longer required thereunder, but expired by its terms on December 21, 2011). The Company’s objective was to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. Until execution of the 2011 Credit Agreement, the Company applied hedge accounting treatment to such interest rate swap agreement based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Following the execution of the 2011 Credit Agreement, as the requirement to maintain hedge agreements was no longer in effect, the Company discontinued hedge accounting for the interest rate swap agreement and from such date until its expiration accounted for such agreement as a non-qualifying derivative instrument. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Cash Flow Hedges

As described above, to comply with a requirement in a prior credit agreement to offset variability in cash flows related to the interest rate payments on a prior term loan, the Company used an interest rate swap designated as a cash flow hedge. The interest rate swap converted the variable rate on a portion of such term loan to a specified fixed interest rate by requiring payment of a fixed rate of interest in exchange for the receipt of a variable rate of interest at the LIBOR U.S. dollar three month index rate. The duration of the contract was twelve months, and the contract expired in December 2011.

The Company measured hedge ineffectiveness by comparing the cumulative change in cash flows of the hedge contract with the cumulative change in cash flows of the hedged transaction. The Company recognized any ineffective portion of the hedge in its Consolidated Statement of Operations as a component of interest expense. The impact of hedge ineffectiveness on earnings was $54,000 during the year ended December 31, 2011, primarily as a result of repayment in full of a prior term loan. During the year ended December 31, 2011, the Company did not discontinue any cash flow hedges.

Cash flow hedge accounting is discontinued when: (i) the hedging relationship is no longer highly effective; (ii) the forecasted transaction is no longer probable of occurring on the originally forecasted date or within an additional two months thereafter, (iii) the hedge relationship is no longer eligible for designation as a hedged transaction; or (iv) the derivative hedging instrument is sold, terminated, or exercised. Although the interest rate swap agreement was not terminated upon execution of the 2011 Credit Agreement (and remained in effect until its expiration on December 21, 2011), the Company had determined that the hedging relationship would no longer be highly effective and discontinued hedge accounting thereon as of August 8, 2011. Subsequent to such date, all changes in fair value of the interest rate swap agreement were recorded directly in earnings.

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

Concentrations of Credit Risk

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Year ended December 31,
	2012	2011	2010
Toys “R” Us, Inc. and Babies “R” Us, Inc.	31.3%	39.8%	48.6%
Walmart	17.8%	12.7%	9.4%
Target	9.6%	8.8%	9.9%

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Land	$690	$690
Buildings	2,160	2,160
Machinery and equipment	7,783	6,289
Furniture and fixtures	1,846	1,772
Leasehold improvements	1,121	1,100

	13,600	12,011
Less: Accumulated depreciation and amortization	(8,119)	(7,003)

	$5,481	$5,008

Depreciation expense was approximately $1.1 million, $1.2 million, and $1.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 7 – Debt

Background

KID and specified domestic subsidiaries executed a Second Amended and Restated Credit Agreement (the “2011 Credit Agreement”) as of August 8, 2011, with certain financial institutions including Bank of America, N.A., as Administrative Agent. The 2011 Credit Agreement provided for an aggregate $175.0 million revolving credit facility, which was reduced, effective as of May 11, 2012, to a maximum aggregate of $100.0 million by notice from the borrowers to the Administrative Agent, with a $25.0 million sub-facility for letters of credit, and a $5.0 million sub-facility for swing-line loans. A detailed description of the terms of the 2011 Credit Agreement can be found in Note 7 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of June 30, 2012, the Company was not in compliance with the consolidated leverage ratio covenant under the 2011 Credit Agreement. As a result, the 2011 Credit Agreement was amended, as of August 13, 2012, via a Waiver and First Amendment to Credit Agreement and First Amendment to Security Agreement (the “2012 Credit Agreement”), to among other things, waive such covenant default, amend the financial covenants applicable to the Company for future periods, and in consideration therefor, amend the terms of the facility. Due primarily to the combined impact of: (i) overall softness of the business; (ii) accruals recorded in the quarter ended September 30, 2012 pertaining to costs associated with the voluntary recall of certain products; and (iii) the interruptions to the Company’s operations as a result of Hurricane Sandy, the Company determined that it would not likely be in compliance with one or both of the financial covenants contained in the 2012 Credit agreement for certain future monthly test periods. As a result, on November 15, 2012, the 2012 Credit Agreement was amended, among other things, to amend the financial covenant requirements contained therein for future periods (the “November Amendment”). A detailed description of the terms of the 2012 Credit Agreement and the November Amendment (which are summarized below) can be found in Note 4 of the Notes to Unaudited Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Q3 2012 10-Q”).

On December 21, 2012, the 2012 Credit Agreement, as amended, and all loan documents related thereto, were terminated and the obligations thereunder were refinanced as described below (the “Refinancing”). In connection with the Refinancing, all outstanding obligations under the amended 2012 Credit Agreement (approximately $55.5 million) were repaid using proceeds from a new credit agreement executed with Salus Capital Partners, LLC (the “Credit Agreement”). As a result of the Refinancing, the Company wrote-off, in the fourth quarter of 2012, approximately $1.4 million in unamortized deferred financing costs originally incurred in connection with the amended 2012 Credit Agreement.

Under the 2011 Credit Agreement, and as permitted by applicable accounting standards, all of the Company’s indebtedness for borrowed money was classified as long-term debt. Under the new Credit Agreement, the Tranche A Revolver and the Tranche A-1 Revolver (as defined below) are each classified as short term debt. Consolidated long-term debt at December 31, 2011 was $49.5 million, consisting of all amounts outstanding under the 2011 Credit Agreement (revolver only) at December 31, 2011.

At December 31, 2012, an aggregate of $57.5 million was borrowed under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At December 31, 2011, an aggregate of $49.5 million was borrowed under the 2011 Credit Agreement. At December 31, 2012 and 2011, revolving loan availability was $11.4 million and $10.3 million, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Credit Agreement

On December 21, 2012 (amended as of April 16, 2013 as described below), the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The obligations of the Borrowers under the Credit Agreement are joint and several.

The Credit Agreement provides for an aggregate maximum $80.0 million revolving credit facility, composed of: (i) a revolving $60.0 million tranche (the “Tranche A Revolver”), with a $5.0 million sublimit for letters of credit; and (ii) a $20.0 million first-in last-out tranche (the “Tranche A-1 Revolver”). The Borrowers may not request extensions of credit under the Tranche A Revolver unless they have borrowed the full amount available under the Tranche A-1 Revolver. Borrowers must cash collateralize all outstanding letters of credit.

Loans under the Credit Agreement bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates would increase by 3.50% per annum. The weighted average interest rates for the outstanding loans under the Credit Agreement as of December 31, 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver.

Subject to the borrowing base described below, the Borrowers may borrow, repay (without premium or penalty) and re-borrow advances under each of the Tranche A Revolver and the Tranche A-1 Revolver until December 21, 2016 (the “Maturity Date”), at which time all outstanding obligations under the Credit Agreement are due and payable (subject to early termination provisions). Other than in connection with a permanent reduction of the Tranche A-1 Revolver as described below, repayments shall be first applied to the Tranche A Revolver, and upon repayment of the Tranche A Revolver in full, to the Tranche A-1 Revolver.

The Borrowers may in their discretion terminate or permanently reduce the commitments under the Tranche A Revolver or the Tranche A-1 Revolver, provided that the Borrowers may not reduce the commitments under the Tranche A-1 Revolver to less than $15.0 million while commitments under the Tranche A Revolver remain outstanding, and if the commitments under the Tranche A Revolver are terminated or reduced to zero, the commitments under the Tranche A-1 Revolver will be automatically terminated. In the event of such permanent reduction (or termination of the commitments prior to the Maturity Date), the Borrowers shall pay to the Agent for the benefit of the Lenders or as otherwise determined by the Agent, a termination fee in the amount of: (i) 2.0% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated prior to the first anniversary of the closing date of the Credit Agreement (the “First Anniversary”); (ii) 1.5% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated on or after the First Anniversary but prior to the second anniversary of such closing date (the “Second Anniversary”); and (iii) 0.50% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated on or after the Second Anniversary, provided that the Borrowers may permanently reduce the commitments under the Tranche A-1 Revolver from time to time to no less than $15.0 million without the incurrence of any premium, penalty or fee, so long as no event of default has occurred and is continuing.

The Tranche A Revolver is subject to borrowing base limitations based on 95% of the face amount of specified eligible accounts receivable, net of reserves established in the reasonable discretion of the Agent, including dilution reserves; plus the lesser of: (x) 68% of eligible inventory stated at the lower of cost or market value (in accordance with the Borrowers’ accounting practices), net of reserves established in the reasonable discretion of the Agent; and (y) 100% of the appraised orderly liquidation value, net of costs and expenses, of eligible inventory stated at the lower of cost or market value, net of inventory reserves; minus an availability block of $4.0 million (or if an event of default exists, such other amount established by the Agent); minus customary availability reserves (without duplication).

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The Tranche A-1 Revolver is subject to borrowing base limitations based on the lesser of: (i) 50% of the fair market value (as determined by an independent appraiser engaged by the Agent from time to time) of specified registered eligible intellectual property, net of reserves established in the reasonable discretion of the Agent, and (ii) the aggregate commitments for the Tranche A-1 Revolver at such time ($20.0 million at the time of closing); provided that availability under the Tranche A-1 Revolver is capped at 40% of the combined borrowing bases of the Tranche A Revolver and Tranche A-1 Revolver.

Under the Credit Agreement, the Company is subject to the following financial covenants (the “Financial Covenants”):

(a) minimum monthly Adjusted EBITDA (defined below) for the trailing twelve-month period ending on the last day of each month:

Trailing Twelve-Month Period Ending	Minimum Adjusted EBITDA
December 31, 2012	$8,538,000
January 31, 2013	$9,461,000
February 28, 2013	$9,853,000
March 31, 2013	$9,516,000
April 30, 2013	$9,925,000
May 31, 2013	$9,782,000
June 30, 2013	$10,534,000
July 31, 2013	$11,811,000
August 31, 2013	$12,007,000
September 30, 2013	$12,363,000
October 31, 2013	$13,717,000
November 30, 2013	$14,411,000
December 31, 2013	$14,338,000

provided, that, for trailing twelve month periods ending after December 31, 2013, the Agent shall establish minimum monthly Adjusted EBITDA covenant levels based on those included in the relevant annual business plan required to be provided to the Agent, using a comparable methodology to that used to establish Adjusted EBITDA requirements for 2013, including a set-back at least equal to the minimum set-back used to establish Adjusted EBITDA requirements for 2013; and

(b) commencing March 31, 2013, a minimum Consolidated Fixed Charge Coverage Ratio (defined below) of 1.1: 1.0.

As has been previously disclosed, in March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection with our investigation of the matter, we have determined that the Deduction represents the customer’s annual accounting of product returns. The Company currently believes that a substantial portion of such claim is without merit or can be offset against other amounts owed to us by, or credited to, such customer. As a result, no amount in excess of our previously accrued 2012 product return reserve for this customer was recorded for the period ended December 31, 2012. Although the Company believes that this matter can be successfully resolved without recording any additional material amounts, there can be no assurance that this will be the case. As the matter has not been resolved, the Company and the Agent under the Credit Agreement have executed an amendment thereto, to amend the definition of Adjusted EBITDA for purposes of determining compliance with the financial covenants under the Credit Agreement, commencing with the month ended December 31, 2012 through April 30, 2014 to include an additional add-back to net income for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the Deduction, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”). The Borrowers paid a fee of $50,000 in connection with the execution of the Amendment, and will pay an additional $50,000 if and when the Borrowers first use the amount of any Excess Accrual as an add-back to net income in determining compliance with the financial covenants as permitted by the Amendment

For purposes of the definition of Adjusted EBITDA: (i) “Duty Amounts” refer to all customs duties, interest, penalties and any other amounts payable or owed to U.S. Customs and Border Protection (“U.S. Customs”) by LaJobi, Kids Line, CoCaLo or Sassy, to the extent that such amounts relate to specified duty underpayments by such subsidiaries to U.S. Customs and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 (the “Duty Events”); and (ii) “Consolidated Net Income” means, as of any date of determination, the Company’s consolidated net income for the most recently completed trailing twelve-month period in accordance with GAAP, subject to specified exclusions including, among other things, extraordinary gains and losses for such period, and the income (or loss) of the Company’s subsidiaries under specified circumstances (e.g., the income (or loss) of a subsidiary in which another person has a joint interest, except to the extent of actual distributions received, the income (or loss) of a subsidiary accrued prior to the date it became a subsidiary, and the income of any subsidiary to the extent distributions made by such subsidiary were not then-permitted).

Adjusted EBITDA is defined in the Credit Agreement as an amount equal to the Company’s Consolidated Net Income for the most recently completed trailing twelve-month period (from the date of determination), plus: (a) the following to the extent deducted in calculating such Consolidated Net Income: (i) specified consolidated interest charges; (ii) the provision for income taxes; (iii) depreciation and amortization expense; (iv) other non-recurring non-cash expenses reducing such Consolidated Net Income for such period (such expenses will be deducted from Adjusted EBITDA during the period when paid in cash); (v) (a) all Duty Amounts accrued or expensed, (b) the amount of any earnout consideration paid by LaJobi in connection with the Company’s purchase of the LaJobi assets in April 2008 (“LaJobi Earnout Consideration”), and (c) fees and expenses incurred by the Borrowers in connection with any investigations of the Duty Amounts and Duty Events, in an aggregate amount under clauses (a), (b) and (c) not to exceed the sum, for all periods, of (x) $14,855,000 less (y) the amount of LaJobi Earnout Consideration, if any, paid by LaJobi other than in accordance with the terms of the Credit Agreement and/or to the extent not deducted in determining Consolidated Net Income; (vi) professional fees and expenses incurred after July 1, 2012 in an aggregate amount not to exceed $2.0 million through December 31, 2013 plus, in each case, all reasonable and necessary fees and expenses of Alix Partners in an aggregate amount not to exceed $0.75 million; (vii) restructuring and severance costs in an amount not to exceed $1.0 million (and such additional amounts as are approved by the Agent in its discretion); (viii) expenses arising as a result of the recall of specified products, in an aggregate amount not to exceed $0.6 million; (ix) actual costs incurred as a result of the wind-down of the Borrowers’ operations in the United Kingdom, in an aggregate amount not to exceed $0.1 million; (x) if expensed, reasonable costs, expenses and fees incurred in connection with the Credit Agreement in an aggregate amount not to exceed $0.5 million; and (xi) to the extent included in the Company’s business plan or otherwise acceptable to the Agent, non-cash stock-based compensation expenses; and (xii) for purposes of calculating the financial covenants set forth in Section 7.15, if required to be expensed or accrued during any period commencing with the month ended December 31, 2012 through and including April 30, 2014 (in addition to related reserves recorded as of the date of the Amendment), the net amount of the deductions from invoices to a large customer of the Company as reported to the Agent by KID prior to the date of the Amendment Date in an aggregate amount not to exceed $600,000 minus (b) the following to the extent included in calculating such Consolidated Net Income: (i) income tax credits and (ii) all non-cash items increasing Consolidated Net Income (in each case by the Company and its subsidiaries for such period).

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

“Consolidated Fixed Charge Coverage Ratio” means, at any date of determination, the ratio of: (a) (i) Adjusted EBITDA for the most recently completed trailing twelve-month period, minus (ii) unfinanced capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero); to (b) the sum of: (i) specified debt service charges, plus (ii) the aggregate amount of all restricted payments (defined generally to mean dividends or distributions with respect to equity interests, or deposits, sinking funds or payments for the purchase, redemption, retirement or termination of any such equity interests) paid in cash by the Company and its subsidiaries, in each case determined on a consolidated basis in accordance with GAAP.

Loans under the Credit Agreement are required to be prepaid upon the occurrence, and with the net proceeds, of certain transactions, including the incurrence of specified indebtedness, most asset sales and debt or equity issuances, as well as extraordinary receipts, including tax refunds, litigation proceeds, certain insurance proceeds and indemnity payments. Loans under the Credit Agreement are also required to be prepaid with cash collateral required to be held by letter of credit issuers pursuant to the Credit Agreement on account of expired or reduced letters of credit. Such prepayments will be applied first to the repayment of amounts outstanding under the Tranche A Revolver until paid in full, and then to amounts outstanding under the Tranche A-1 Revolver.

The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events, required compliance certificates, and certificates from the Company’s independent auditors. As a result of the delay in filing this Annual Report on Form 10-K, the Company was not in compliance with a covenant under the Credit Agreement that required the delivery of financial statements for 2012 within 90 days of the end of such fiscal year. Such noncompliance was waived by the Agent on April 2, 2013. In addition, among other restrictions, the Loan Parties (the Borrowers and guarantors, if any) and their subsidiaries (other than specified inactive subsidiaries) are prohibited from: consummating a merger or other fundamental change; paying cash dividends or distributions; purchasing or redeeming stock (including under the Company’s stock purchase plan); incurring additional debt or allowing liens to exist on their assets; making acquisitions; disposing of assets; issuing equity and consummating other transactions outside of the ordinary course of business; making specified payments and investments; engaging in transactions with affiliates; amending material contracts to the extent such amendment would result in a default or event of default or would be materially adverse to the Lenders; paying Duty Amounts; or paying any LaJobi Earnout Consideration, subject in each case to limited specified exceptions, the more significant of which are described below.

Duty Amounts and LaJobi Earnout Consideration may be paid either: (i) in accordance with the business plan required to be provided to the Agent for the relevant year, or (ii) otherwise, so long as no default or event of default is continuing or would result therefrom, and availability, both before and after giving effect to such payment, is at least $10.0 million.

With respect to acquisitions, the Borrowers will be permitted to make an acquisition provided that the Company would be in pro forma compliance with the Financial Covenants, recomputed as of the last day of the most recently ended fiscal quarter for which financial statements are available, such acquisition is initiated and consummated on a friendly basis, no default or event of default has occurred and is continuing or would result from such acquisition, and the aggregate consideration (including all acquired debt) for all such permitted acquisitions does not exceed $500,000.

The Company will be permitted to issue and sell equity interests (other than equity interests that mature or are mandatorily redeemable or redeemable at the option of the holder, in whole or in part, on or prior to the date that is ninety-one days after the Maturity Date), so long as the net proceeds therefrom are applied to repayment of outstanding obligations under the Credit Agreement, or pursuant to other specified exceptions as set forth in the Credit Agreement.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The Credit Agreement also requires that the Borrowers provide the Agent with, among other things, an annual business plan containing specified monthly information and projections, monthly compliance certificates, and frequent and detailed financial, business and collateral reports.

Substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), will be swept and applied to repayment of amounts outstanding under the Credit Agreement.

The Credit Agreement contains customary events of default (including any failure to remain in compliance with the Financial Covenants). If an event of default occurs and is continuing (in addition to default interest as described above and other remedies available to the Lenders), the Agent may, in its discretion, declare the commitments under the Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, demand cash collateralization of letters of credit, and/or capitalize any accrued and unpaid interest by adding such amount to the outstanding principal balance (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit, without any action of the Agent or any Lender). In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that the Company maintains.

The Credit Agreement also contains customary conditions to lending, including that no default or event of default shall exist, or would result from any proposed extension of credit.

The Company paid fees to the Agent in the aggregate amount of approximately $1.1 million in connection with the execution of the Credit Agreement. The Borrowers are also required to pay a monthly commitment fee of 0.50% per annum on the aggregate unused portion of each of the Tranche A Revolver and the Tranche A-1 Revolver (payable monthly in arrears); customary letter of credit fronting fees (plus standard issuance and other processing fees) to the applicable issuer; a monthly monitoring fee to the Agent; an annual agency fee, and other customary fees and reimbursements of expenses. Financing costs, including fees and expenses paid upon execution of the Credit Agreement, were recorded in accordance with applicable financial accounting standards.

In order to secure the obligations of the Loan Parties under the Credit Agreement, each Borrower has pledged 100% of the equity interests of its domestic subsidiaries (other than inactive subsidiaries), including a pledge of the capital stock of each Borrower (other than the Company), as well as 65% of the equity interests of specified foreign subsidiaries, to the Agent, and has granted security interests to the Agent in substantially all of its personal property, all pursuant to a Security Agreement, dated as of December 21, 2012, by the Company and the other Borrowers and Loan Parties party thereto from time to time in favor of the Agent, as Collateral Agent (the “Security Agreement”). As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. has granted a mortgage for the benefit of the Agent and the Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

2012 Credit Agreement

Unless the context otherwise requires, the following is a summary of the 2012 Credit Agreement, as amended by the November Amendment.

The 2012 Credit Agreement provided for: (i) an aggregate maximum $52.0 million revolving credit facility (the “2012 Revolver”), subject to a $47.0 million availability cap, and borrowing base limitations based on 80% of eligible receivables, plus the lesser of $20.0 million and 55% of the value of eligible inventory (minus specified reserves, including for rent and dilution); (ii) a $5.0 million sub-facility for letters of credit; (iii) a sub-facility for swing-line loans in a maximum amount of $5.0 million; and (iv) a $23.0 million term loan (the “2012 Term Loan”). Upon execution of the 2012 Credit Agreement, $23.0 million of the amount outstanding under the Company’s previous revolver was converted into the 2012 Term Loan, and the remaining amounts continued as outstanding under the 2012 Revolver.

Upon submission of the borrowing base certificate due on September 20, 2012, the Borrowers made a required principal repayment in respect of the 2012 Term Loan in an amount equal to the amount by which the sum of the availability under the 2012 Revolver plus the Loan Parties’ cash and cash equivalents on such date exceeded $5.0 million (a $1.1 million payment was made). If at any time thereafter, the borrowing base was increased as a result of specified increases in eligible inventory, the Borrowers were required to make an additional principal pay-down in the amount of such increase and therefore paid an additional $0.4 million on October 18, 2012. The Borrowers were required to make monthly amortization payments on the 2012 Term Loan based on a 5-year amortization schedule (after giving effect to the September 20, 2012 payment described above). Amounts repaid on the 2012 Term Loan could not be reborrowed.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The 2012 Revolver and the 2012 Term Loan bore interest, at the Borrowers’ option, at a specified base rate (the highest of (x) the Administrative Agent’s prime rate, (y) the Federal Funds rate plus 0.50%, and (c) a specified Eurodollar base rate plus 1.0%), or a specified Eurodollar rate based on specified British Bankers Association LIBOR, plus (in each case) applicable margins. As a result of the Refinancing, an in-kind interest rate of 2% (“PIK Interest”) previously applicable to the 2012 Term Loan (commencing on a specified date in December 2012 to the extent the 2012 Term Loan had not been repaid by such date) was waived. With respect to the 2012 Revolver, applicable margins ranged from 1.75% to 3.00% on Eurodollar rate loans and 0.75% to 2.00% on base rate loans, based on the Company’s Consolidated Leverage Ratio for the applicable trailing twelve month period. With respect to the 2012 Term Loan, the applicable margin was 8% on Eurodollar rate loans and 7.0% on base rate loans. During the continuance of any default under the 2012 Credit Agreement, the applicable margin would have increased by 2% (subject, in all cases other than a default in the payment of principal, to the written consent of the Required Lenders and prior written notice to KID).

Substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), was required to be swept and applied to repayment of the 2012 Revolver.

Under the terms of the 2012 Credit Agreement, the applicable financial covenants (giving effect to the November Amendment, were as follows: (a) a maximum Consolidated Leverage Ratio for the trailing twelve month period as of the end of each month in the following amounts: September 30, 2012: 6.75 to 1.0; October 31, 2012: 6.65 to 1.0; November 30, 2012: 6.25 to 1.0; December 31, 2012: 5.00 to 1.0; January 31, 2013: 4.75 to 1.0: February 28, 2013: 4.50 to 1.0; March 31, 2013: 4.50 to 1.0; April 30, 2013: 4.25 to 1.0; May 31, 2013: 4.00 to 1.0; June 30, 2013: 4.00 to 1.0; July 31, 2013: 4.00 to 1.0; August 31, 2013: 3:75 to 1.0; September 30, 2013: 3.75 to 1.0; October 31, 2013: 3.50 to 1.0; November 30, 2013: 3.50 to 1.0; and December 31, 2013 (and each trailing 12-month period thereafter): 2.85 to 1.0; and (b) a minimum Consolidated Fixed Charge Coverage Ratio as of the end of each month in the following amounts: for the three months ending September 30, 2012: 1.40 to 1.0; for the four months ending October 31, 2012: 1.20 to 1.0; for the five months ending November 30, 2012: 0.90 to 1.0; for the six months ending December 31, 2012: 1.20 to 1.0; for the seven months ending January 31, 2013: 1.15 to 1.0; for the eight months ending February 28, 2013: 1.10 to 1.0; for the nine months ending March 31, 2013: 1.10 to 1.0; for the ten months ending April 30, 2013: 1.10 to 1.0; for the eleven months ending May 31, 2013: 1.05 to 1.0; for the twelve months ending June 30, 2013: 1.10 to 1.0; for the twelve months ending July 31, 2013: 1.10 to 1.0, for the twelve months ending August 31, 2013: 1.05 to 1.0; for the twelve months ending September 30, 2013: 1.10 to 1.0; for the twelve months ending October 31, 2013: 1.20 to 1.0; for the twelve months ending November 30, 2013: 1.25 to 1.0; and for the twelve months ending December 31, 2013 and each trailing twelve-month period thereafter: 1.25 to 1.0.

The definitions of Consolidated Fixed Charge Coverage Ratio, Consolidated Leverage Ratio and Covenant EBITDA under the 2012 Credit Agreement are described in detail in Note 4 of the Notes to Unaudited Consolidated Financial Statements in the Q3 2012 10-Q.

The 2012 Credit Agreement contained customary representations and warranties, as well as various affirmative and negative covenants described in Note 4 to the Notes to Unaudited Consolidated Financial Statements of the Q3 2012 10-Q, and customary events of default (including any failure to remain in compliance with the applicable amended financial covenants), the consequences of which were substantially similar to those described in the event of a default under the Credit Agreement.

Security for the obligations of the Loan Parties under the 2012 Credit Agreement was substantially similar to that described under the Credit Agreement.

The Company paid fees and expenses to the Administrative Agent in the aggregate amount of $375,000 in connection with the execution of the 2012 Credit Agreement (the “Arrangement Fee”). In addition, the Company incurred a waiver and amendment fee of $375,000 to the Lenders (the “Waiver and Amendment Fee”). With respect to each of the Arrangement Fee and the Waiver and Amendment Fee, $187,500 was paid on August 13, 2012, and as a result of the provisions of the November Amendment (which granted a waiver of specified fees in the event of the pay-off of the obligations under the 2012 Credit Agreement by a specified date), the remaining balance of each of such fees was waived. The Borrowers were also required to pay a quarterly commitment fee ranging from 0.30% to 0.50% (based on the Consolidated Leverage Ratio) on the daily unused portions of the 2012 Revolver; letter of credit fees ranging from 1.75% to 3.00% (based on the Consolidated Leverage Ratio) on the maximum daily amount available to be drawn, plus fronting fees and other customary fees as are set forth in the 2012 Credit Agreement. The Company paid fees and expenses to the Administrative Agent and the consenting Lenders in the aggregate amount of approximately $180,000 in connection with the execution of the November Amendment. Financing costs, including the fees and expenses paid upon execution of the 2012 Credit Agreement and the November Amendment, were recorded in accordance with applicable financial accounting standards.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Note 8 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Payroll and incentive compensation	$1,218	$1,938
Customs duty	9,591	9,698
Royalties	2,897	2,881
LaJobi Earnout Consideration	11,719	11,719
Other (a)	3,096	6,082

Total	$28,521	$32,318

(a)	No individual item exceeds five percent of current liabilities

Note 9 – Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

The U.S. and foreign components of (loss) income from operations before income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$(4,734)	$(40,337)	$20,036
Foreign	(552)	201	990

	$(5,286)	$(40,136)	$21,026

Income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current
Federal	$(666)	$(1,426)	$(2,704)
Foreign	127	198	77
State	(243)	35	561

Total Current	$(782)	$(1,193)	$(2,066)

Deferred
Federal	41,531	(390)	(11,789)
Foreign	80	21	260
State	7,985	72	(1,560)

Total Deferred	49,596	(297)	(13,089)

Total	$48,814	$(1,490)	$(15,155)

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The income tax provision for 2012 primarily relates to the Company recording valuation allowances on its deferred tax assets during the year ended December 31, 2012. The valuation allowance for deferred tax assets as of December 31, 2012 and December 31, 2011 was $73.8 million and $23.5 million, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that an increase in its valuation allowance of $50.3 million was required for the year ended December 31, 2012 as a result of the Company’s reduced estimates of current and future taxable income during the carry forward period, and the fact that it is in a three-year cumulative loss position. The weight of these negative factors and level of economic uncertainty in our current business supported the Company’s conclusion. Management will continue to periodically evaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods. The valuation allowance increased by approximately $15.5 million in 2011 primarily related to a change in the valuation allowance against deferred tax assets for foreign tax credit carry-forwards of $12.0 million as a result of the Company’s then-current year net operating loss and scheduled expiration dates of the carry-forwards as well as a change in the valuation allowance against deferred tax assets for capital loss carry-forwards associated with the sale of the Company’s former gift business in light of the TRC bankruptcy in the amount of $3.6 million.

The Company is anticipating it will have a loss for Federal income tax purposes for 2012. The Company has taxable income in 2010 to utilize a portion of the anticipated loss. The Company estimates it will receive approximately a $0.7 million Federal income tax refund related to the net operating loss carry back, which has been recorded as a current income tax receivable, as settlement is expected within the next 12 months.

A reconciliation of the provision (benefit) for income taxes on operations with amounts computed at the statutory Federal rate (35%) is shown below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income tax (benefit) provision at U.S. Federal statutory rate	$(1,850)	$(14,048)	$7,359
State income tax, net of Federal tax benefit	5,032	70	(650)
Foreign rate differences	401	147	132
Change in federal valuation allowance affecting income tax expense	45,023	15,350	(17,688)
Change in unrecognized tax benefits	(334)	187	(3,927)
Changes in federal rate used	—	—	(1,203)
Foreign tax credits/dividends	3	(3,413)	489
Other, net	539	217	333

	$48,814	$(1,490)	$(15,155)

State income tax, net of Federal tax benefit and Foreign rate differences for 2012 reflected above includes increases of approximately $5.1 million and $0.2 million, respectively to the valuation allowance on the Company’s deferred tax assets. State income tax, net of Federal tax benefit and Foreign rate differences for 2011 reflected above includes increases of approximately $0.3 million and $0.1 million, respectively to the valuation allowance on the Company’s deferred tax assets.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, are as follows (in thousands):

	December 31,
	2012	2011
Assets (Liabilities)
Deferred tax assets:
Inventories	$972	$1,172
Accruals / reserves	4,464	5,594
Capital loss carry forward	8,723	8,784
Foreign tax credit carry forward	17,192	15,155
Federal net operating loss carry forwards	4,810	—
State net operating loss carry forwards	1,731	1,088
Foreign net operating loss carry forwards	835	647
Intangible assets	34,097	39,702
Depreciation	46	39
Other	1,628	1,487

Gross deferred tax asset	74,498	73,668
Less: valuation allowance	(73,824)	(23,522)

Net deferred tax asset	674	50,146
Deferred tax liabilities:
Unrepatriated earnings of foreign subsidiaries	(320)	(333)
Depreciation	(146)	(120)
Intangible assets	(272)	(75)
Cumulative translation adjustment	(695)	(711)
Other	—	(139)

Gross deferred tax liability	(1,433)	(1,378)

Total net deferred tax (liability) asset	$(759)	$48,768

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings. At December 31, 2012 and 2011, the Company has recorded a deferred tax liability of $0.3 million and $0.3 million, respectively, related to the repatriation of its foreign subsidiaries’ undistributed earnings that are not treated as permanently reinvested. The Company has sufficient foreign tax credit carry forwards to offset this deferred tax liability.

The Company has federal net operating loss carry forwards of $13.7 million which expire in 2032, state net operating loss carry forwards of $85.2 million which expire in 2018-2032, and foreign net operating loss carry forwards of $3.6 million which are indefinite in nature. The Company has foreign tax credits carry forwards of $17.1 million which expire in 2015-2022 and a capital loss carry forward of $23.0 million which expires in 2016.

To evaluate a tax position, the Company must first determine whether it is more likely than not that the tax position will be sustained upon examination by the relevant tax authorities based on its technical merits. If a tax position meets such recognition threshold, it is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority to determine the amount of benefit to recognize in the financial statements. The liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011
Balance at January 1	$729	$542
Increases related to prior year tax positions	38	372
Decreases related to prior year tax positions	(15)	—
Reductions due to lapsed statute of limitations	(357)	(185)

Balance at December 31	$395	$729

The above table includes interest and penalties of $78,000 as of December 31, 2012 and interest and penalties of $149,000 as of December 31, 2011. The Company has elected to record interest and penalties as an income tax expense, in accordance with applicable accounting standards. Included in the liability for unrecorded tax benefits as of December 31, 2012 is $291,000 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $235,000 within twelve months of December 31, 2012 and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

The Company files federal and state income tax returns, as applicable, in the United States, Australia, the European Union, and the United Kingdom. The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the applicable tax jurisdiction. For U.S. federal income tax purposes, all years prior to 2009 are closed. The Company received a letter from the Internal Revenue Service indicating the 2011 tax year has been selected for examination. The examination is expected to commence in the second quarter of 2013. In states and foreign jurisdictions, the years subsequent to 2008 remain open and are currently under examination or are subject to examination by the taxing authorities.

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

The weighted average common shares outstanding included in the computation of basic and diluted net earnings (loss) per share are set forth below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding — Basic	21,829	21,671	21,547
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	—	—	291

Weighted average common shares outstanding assuming dilution	21,829	21,671	21,838

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The computation of net loss per diluted common share for the years ended December 31, 2012 and 2011, and net income per diluted common share for the year ended December 31, 2010, excluded 427,883, 662,804 and 744,403 stock options, respectively, because their inclusion would be anti-dilutive as a result of the net loss in 2012 and 2011, and their exercise price exceeded the average market price in 2010.

The computation of net loss per diluted common share for the years ended December 31, 2012 and 2011, and net income per diluted common share for the year ended December 31, 2010, excluded 1,172,556, 1,052,905 and 341,058 stock appreciation rights (“SARs”), respectively, because their inclusion would be anti-dilutive as a result of the net loss in 2012 and 2011, and their exercise price exceeded the average market price in 2010.

Note 11 – Related Party Transactions

Effective September 12, 2012, Renee Pepys Lowe was appointed to the position of President of Kids Line and CoCaLo. CoCaLo contracts for warehousing and distribution services from a company that is managed by the spouse of Ms. Lowe. For the year ended December 31, 2012, CoCaLo paid approximately $2.9 million to such company for these services.

From September 12, 2011 through March 13, 2013, Mr. Benaroya served as interim Executive Chairman and acting Chief Executive Officer of the Company Pursuant to an agreement between the Company and RB, Inc., a Delaware corporation wholly-owned by Mr. Benaroya (the “Interim Agreement”), which provided for the full-time services of Mr. Benaroya for a fee of $100,000 per calendar month during its term. Notwithstanding the stated contractual amount, commencing as of September 2012, RB, Inc. advised the Company to reduce the fee to $75,000 per calendar month. Mr. Benaroya was not paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. The interim Agreement was terminated on March 13, 2013, in connection with the appointment of Mr. Benaroya as President and Chief Executive Officer of the Company. The Company paid $1,050,000 and $431,500 to RB, Inc. for the services of Mr. Benaroya pursuant to the Interim Agreement for the year ended December 31, 2012 and 2011, respectively.

Note 12 – Leases

At December 31, 2012, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one year to five years.

Rent expense for the years ended December 31, 2012, 2011, and 2010 amounted to approximately $3.5 million, $3.5 million and $3.2 million, respectively.

The approximate aggregate minimum future rental payments as of December 31, 2012 under operating leases are as follows (in thousands):

2013	$3,197
2014	1,114
2015	985
2016	816
2017	754
Thereafter	128

Total	$6,994

Note 13 – Share Repurchase Program

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990(the “1990 Program”)). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, however, the Credit Agreement currently prohibits the Company from making purchases under this share repurchase program. The share repurchase program may be suspended or discontinued at any time without prior notice.

During the twelve-month periods ended December 31, 2012, 2011, and 2010, the Company did not repurchase any shares pursuant to the current share repurchase program, the 1990 Program or otherwise. The 1990 Program authorized KID to repurchase an aggregate of 7,000,000 shares of its common stock, and in connection therewith, a total of 5,643,284 shares had been repurchased in prior years. During the years ended December 31, 2012, 2011, and 2010, the Company issued from treasury stock 85,961, 191,329 and 65,631 shares, respectively, that had been previously purchased under the 1990 Program.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Note 14 –Shareholders’ Equity

Share-Based Compensation

Equity Plans

As of December 31, 2012, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008, and the 2009 ESPP was suspended for the 2012 and 2013 plan years. In addition, the Company may issue equity awards outside of the Plans. As of December 31, 2012, an aggregate of 597,015 stock appreciation rights are outstanding that were granted as inducement awards outside of the EI Plan as a result of the limited number of shares remaining available for issuance thereunder. These grants vest ratably over a five year period, and if unexercised, generally expire on September 14, 2017. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange as of the date the award is granted. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from three to five years from the grant date as provided in the award agreement governing the specific grant. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence applies to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At December 31, 2012, 980,914 shares were available for issuance under the EI Plan. No further awards may be made under the EI Plan as of July 10, 2013.

The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At December 31, 2012, 6,663 shares were available for issuance under the 2009 ESPP. As noted above, the 2009 ESPP has been suspended for the 2012 and 2013 plan years.

Impact on Net (Loss)/Income

The components of share-based compensation expense for each of 2012, 2011, and 2010 follow (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock option expense	$301	$823	$907
Restricted stock expense	36	355	433
Restricted stock unit expense	215	193	154
SAR expense	543	627	511
ESPP expense	—	182	127

Total share-based payment expense	$1,095	$2,180	$2,132

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the years ended December 31, 2012, 2011, and 2010. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton options pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term, which are discussed below for SARs only, as there were no stock options granted during the years ended December 31, 2012, 2011 and 2010. Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. Management monitors stock option exercises and employee termination patterns to estimate forfeitures rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.

Stock Options

Stock options are rights to purchase KID’s Common Stock in the future at a pre-determined per-share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock Options may be either “Incentive Stock Options” (stock options which comply with Section 422 of the Code) or Non-Qualified Stock Options (stock options which are not Incentive Stock Options).

As of December 31, 2012, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.1 million, and is expected to be recognized over a weighted-average period of 1.5 years.

Activity regarding outstanding options for 2012, 2011, and 2010 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2009	880,615	$13.14
Options Granted	—	—
Options Forfeited/Cancelled*	(176,440)	11.61

Options Outstanding as of December 31, 2010	704,175	13.53
Options Granted	—	—
Options Forfeited/Cancelled*	(257,200)	15.23

Options Outstanding as of December 31, 2011	446,975	12.55
Options Granted	—	—
Options Forfeited/Cancelled*	(31,400)	14.40

Options Outstanding as of December 31, 2012	415,575	$12.41

Option price range at December 31, 2012	$6.63-34.05

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding stock options was $0, $0 and $239,050 at December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value is the total pre-tax value of in-the-money options, which is the difference between the fair value at the measurement date and the exercise price of each option. There were no stock options exercised and 59,920, 154,200 and 147,400 stock options vested for the years ended December 31, 2012, 2011, and 2010, respectively. The weighted average fair value of stock options vested for the years ended December 31, 2012, 2011, and 2010, was $306,384, $868,226, and $806,518, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The following table summarizes information about fixed-price stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/12	Contractual Life	Exercise Price	at 12/31/12	Exercise Price
$34.05	975	1 Year	$34.05	975	$34.05
13.05	20,000	2.25 Years	13.05	20,000	13.05
13.06	15,000	2.25 Years	13.06	15,000	13.06
11.52	20,000	3 Years	11.52	20,000	11.52
15.05	60,000	3.75 Years	15.05	60,000	15.05
14.90	10,000	4.5 Years	14.90	10,000	14.90
16.77	139,600	5 Years	16.77	139,600	16.77
7.28	75,000	5.5 Years	7.28	60,000	7.28
6.63	75,000	6.75 Years	6.63	45,000	6.63

	415,575		$ 12.41	370,575	$13.08

The weighted average remaining life of the outstanding options as of December 31, 2012, 2011, and 2010, is 4.8 years, 5.8 years, and 6.8 years, respectively.

A summary of the Company’s unvested stock options at December 31, 2012, and changes during 2012 is as follows:

Unvested stock options	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	107,200	$4.63
Granted	—	$—
Vested	(59,920)	$5.11
Forfeited/cancelled*	(2,280)	$6.58

Unvested options at December 31, 2012	45,000	$3.90

*	See disclosure below regarding forfeitures.

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

During the years ended December 31, 2012, 2011, and 2010, there were no shares of restricted stock issued under the EI Plan or otherwise. At December 31, 2012, there were no shares of unvested restricted stock outstanding. Restricted stock grants generally have a vesting period of five years. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock effective on the date the award is made.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

A summary of the Company’s unvested restricted stock for the years 2012, 2011 and 2010 is as follows:

Unvested Restricted Stock	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2009	56,980	$15.84
Granted	—	—
Vested	(25,550)	$15.94
Forfeited/cancelled*	(2,160)	$13.65

Unvested restricted stock at December 31, 2010	29,270	$15.91
Granted	—	—
Vested	(23,970)	$16.09
Forfeited/cancelled*	(2,580)	$13.65

Unvested restricted stock at December 31, 2011	2,720	$16.43
Granted	—	—
Vested	(2,380)	$16.38
Forfeited/cancelled*	(340)	$16.77

Unvested restricted stock at December 31, 2012	—	$—

*	See disclosure below regarding forfeitures.

As of December 31, 2012, there was no unrecognized compensation cost related to issuances of restricted stock.

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

The fair value of each RSU grant is estimated on the grant date. The fair value of RSUs is set using the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant. There were 127,250, 54,000 and 157,750 RSU’s granted, and 33,590, 37,010 and 8,740 RSU’s vested during the years ended December 31, 2012, 2011 and 2010, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The following table summarizes information about RSU activity:

		Weighted
	Restricted	Average
	Stock	Grant-Date
Unvested RSUs	Units	Fair Value
Unvested at December 31, 2009	41,120	$5.23
Granted	157,750	$5.20
Vested	(8,740)	$5.30
Forfeited/cancelled*	(15,400)	$5.07

Unvested at December 31, 2010	174,730	$5.22
Granted	54,000	$5.80
Vested	(37,010)	$5.24
Forfeited/cancelled*	(43,160)	$5.04

Unvested at December 31, 2011	148,560	$5.47
Granted	127,250	$2.70
Vested	(33,590)	$5.22
Forfeited/cancelled*	(48,970)	$4.41

Unvested at December 31, 2012	193,250	$3.96

*	See disclosure below regarding forfeitures.

As of December 31, 2012, there was approximately $0.6 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Stock Appreciation Rights

A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock, or a combination thereof as determined by the Plan Committee in an amount or value equal to the excess of (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years, and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. There were 975,015, 182,500 and 536,250 SARs granted, and 121,230, 227,310 and 139,960 SARs vested during the years ended December 31, 2012, 2011, and 2010, respectively. SARs are accounted for at fair value at the date of grant in the consolidated income statement, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets. There were no SARs exercised in 2012. There were 176,043 SARs exercised in 2011, of which 1,100 were settled in cash. There were 55,180 SARs exercised in 2010, of which 24,089 were settled in cash.

The assumptions used to estimate the fair value of the SARs granted during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	—%	—%	—%
Risk-free interest rate	0.78%	1.39%	2.24%
Volatility	86.9%	89.5%	83.2%
Expected term (years)	5.0	4.5	5.0
Weighted-average fair value of SARs granted	$1.26	$3.98	$3.78

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Activity regarding outstanding SARs for 2012, 2011, and 2010 is as follows:

	All Stock Appreciation Rights Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2009	717,943	$3.02
SARs Granted	536,250	$5.67
SARs Exercised	(55,180)	$4.84
SARs Forfeited/Cancelled*	(87,500)	$3.51

SARs Outstanding as of December 31, 2010	1,111,513	$4.17
SARs Granted	182,500	$6.08
SARs Exercised	(176,043)	$1.44
SARs Forfeited/Cancelled*	(330,280)	$3.19

SARs Outstanding as of December 31, 2011	787,690	$5.63
SARs Granted	975,015	$1.87
SARs Exercised	—	$—
SARs Forfeited/Cancelled*	(241,320)	$4.67

SARs Outstanding as of December 31, 2012	1,521,385	$3.38

SARs price range at December 31, 2012	$1.34-8.50

*	See disclosure below regarding forfeitures.

The following table summarizes information about SARs outstanding at December 31, 2012:

	SARs Outstanding			SARs Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/12	Contractual Life	Exercise Price	at 12/31/12	Exercise Price
$6.43	83,920	5.75 Years	$6.43	67,940	$6.43
1.53	50,000	6.25 Years	1.53	30,000	1.53
5.34	10,000	6.50 Years	5.34	6,000	5.34
4.79	30,000	7.25 Years	4.79	12,000	4.79
5.03	160,950	7.25 Years	5.03	70,500	5.03
8.17	90,000	7.50 Years	8.17	36,000	8.17
7.35	17,000	7.50 Years	7.35	6,800	7.35
8.50	50,000	8.00 Years	8.50	—	—
7.02	3,000	8.25 Years	7.02	3,000	7.02
4.65	20,000	8.50 Years	4.65	4,000	4.65
5.17	85,500	8.50 Years	5.17	17,100	5.17
3.65	12,000	8.50 Years	3.65	2,400	3.65
3.02	240,750	9.25 Years	3.02	—	—
1.41	71,250	9.50 Years	1.41	—	—
1.34	597,015	9.75 Years	1.34	—	—

	1,521,385		$3.38	255,740	$5.50

The weighted average remaining life of the outstanding SARs as of December 31, 2012, 2011 and 2010 is 8.6 years, 8.2 years and 8.6 years, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

A summary of the Company’s unvested SARs at December 31, 2012, and changes during 2012 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested, December 31, 2011	583,740	$3.64
Granted	975,015	$1.26
Vested	(121,230)	$3.41
Forfeited*	(171,880)	$2.85

Unvested, December 31, 2012	1,265,645	$1.94

*	See disclosure below regarding forfeitures.

As of December 31, 2012, there was approximately $2.0 million of unrecognized compensation cost related to non-vested SARs. That cost is expected to be recognized over a weighted average period of 3.4 years.

The aggregate intrinsic value of the non-vested and vested outstanding SARs at December 31, 2012, 2011, and 2010, was $136,348, $81,500 and $4,877,000, respectively. The aggregate intrinsic value is the total pre-tax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. The weighted average fair value of SARs vested for the years ended December 31, 2012, 2011, and 2010, was $413,000, $634,000 and $270,000, respectively.

Option/SAR Forfeitures

All of the forfeited Options/SARs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of non-vested and/or vested but unexercised Options/SARs. Pursuant to the Company’s Plans, upon the termination of employment of a grantee, such grantee’s outstanding unexercised Options/SARs are typically cancelled and deemed terminated as of the date of termination; provided, that if the termination is not for cause, all vested Options/SARs generally remain outstanding for a period ranging from 30 to 90 days, and then expire to the extent not exercised. Notwithstanding the foregoing, with respect to the termination of the employment with the Company of Bruce G. Crain, the Company’s former CEO as of September 12, 2011, an aggregate of 80,000 unvested options that would otherwise have been forfeited in connection with such termination were automatically vested in accordance with the terms of his employment agreement with the Company. Such accelerated options remained exercisable until December 11, 2011, and then terminated. The acceleration of Mr. Crain’s vesting resulted in acceleration of compensation expense.

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

Employee Stock Purchase Plan

Under the 2009 ESPP (until its suspension for the 2012 and 2013 plan years), eligible employees were provided the opportunity to purchase KID’s common stock at a discount. Pursuant to the 2009 ESPP, options were granted to participants as of the first trading day of each plan year, which is the calendar year, and were exercised as of the last trading day of each plan year, to purchase from KID the number of shares of common stock that could have been purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year (through 2011), an eligible employee could elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee had the right to purchase KID’s common stock under the 2009 ESPP that had a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price was the lesser of 85% of the closing market price of KID’s common stock on either the first trading day or the last trading day of the plan year. If an employee did not elect to exercise his or her option, the total amount credited to his or her account during that plan year was returned to such employee without interest, and his or her option expired. At December 31, 2012 and 2011, 6,663 shares remained available for future issuance under the 2009 ESPP. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013, and deregistered such remaining shares.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

The following table summarizes the exercise prices of options exercised under the 2009 ESPP for the 2011 and 2010 plan years, and the aggregate number of shares purchased thereunder, is as follows:

	Employee Stock Purchase Plan
	2011	2010
Exercise Price	$2.69	$3.98
Shares Purchased	54,284	61,149

The fair value of each option granted under the 2009 ESPP for the 2011 and 2010 plan years was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Years Ended December 31,
	2011	2010
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.29%	0.45%
Volatility	73.5%	89.2%
Expected term (years)	1.0	1.0

Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under each of the 2009 ESPP is one year, or the equivalent of the annual plan year.

Note 15 – 401(k) Plan

KID and its U.S. subsidiaries maintain 401(k) Plans to which employees may, up to certain prescribed limits, contribute a portion of their compensation, and a portion of these contributions is matched by the relevant employer (other than CoCaLo). The provision for contributions charged to operations for the years ended December 31, 2012, 2011, and 2010, was approximately $0.3 million, $0.3 million and $0.4 million, respectively.

Note 16 – Concentrations of Risk and Geographic Information

The following table represents net sales and assets of the Company by geographic area (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net domestic sales	$220,245	$243,003	$266,347
Net foreign sales (Australia and United Kingdom)**	9,241	9,607	9,430

Total net sales	$229,486	$252,610	$275,777

Domestic assets	$137,645	$186,424
Foreign assets (Australia, United Kingdom and Asia)	3,249	6,422

Total assets	$140,894	$192,846

**	Excludes export sales from the United States

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Closure of U.K. Operations. In light of the unprofitability of Kids Line’s U.K. operations, the Company substantially completed the wind-down of such operations, as of December 31, 2012 with minimal negative financial impact to the Company.

The Company’s consolidated foreign sales from operations, including export sales from the United States, aggregated $25.0 million, $18.9 million and $22.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

A measure of profit or loss and long lived assets for each of the last three fiscal years can be found in the Consolidated Statements of Operations and the Consolidated Balance Sheets, respectively.

The Company currently categorizes its sales in five product categories: Hard Good Basics, Soft Good Basics, Toys and Entertainment, Accessories and Décor, and Other. Hard Good Basics includes cribs and other nursery furniture, feeding, food preparation and kitchen products, baby gear and organizers. Soft Good Basics includes bedding, blankets and mattresses. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Hard Good Basics	37.3%	35.5%	38.9%
Soft Good Basics	35.2%	38.3%	38.1%
Toys and Entertainment	17.9%	14.2%	11.8%
Accessories and Décor	8.4%	10.1%	10.3%
Other	1.2%	1.9%	0.9%

Total	100.0%	100.0%	100.0%

During each of 2012, 2011, and 2010, approximately 74%, of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which generally provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company. In addition, certain categories of wooden bedroom furniture previously imported from the PRC by the Company’s LaJobi subsidiary were also subject to anti-dumping duties. See Note 17.

In 2012, 2011, and 2010, the suppliers accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 19%, 24%, and 18%, respectively, of such purchases and the five largest suppliers accounted for approximately 44%, 48%, and 44%, respectively, in the aggregate.

See Note 5 above for information regarding dependence on certain large customers.

Note 17 – Litigation, Commitments and Contingencies

(a) LaJobi Anti-Dumping Duties and LaJobi Earnout Consideration

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

In connection with the forgoing, the aggregate amount accrued by the Company during the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through December 31, 2012 with respect to anti-dumping duties and related interest that it anticipates will be owed to U.S. Customs by LaJobi is approximately $7.9 million (including approximately $0.8 million in interest). Of the total amount accrued as of December 31, 2012, $58,000 was recorded for anticipated interest expense in the quarter ended December 31, 2012. All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the previously-disclosed restatement of certain prior period financial statements (the “Restatement”), these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated anti-dumping duty payment requirements (and related interest) as of such date in the quarter and year ended December 31, 2010, the period of discovery (the “Original Accrual”), and recorded additional interest expense on such aggregate amount in subsequent quarterly periods.

In the fourth quarter of 2012, the Company completed and submitted to U.S. Customs a voluntary prior disclosure, which included the Company’s final determination of amounts it believes are owed, as well as proposed settlement amounts and proposed payment terms with respect to anti-dumping duties owed by LaJobi (the “Settlement Submission”). As part of the Settlement Submission, the Company included a payment of $0.3 million in respect of the LaJobi matters, such payment to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s anti-dumping duty matters (see paragraph (b) below for a discussion of payments made with respect to certain of the Company’s other operating subsidiaries).

As the Focused Assessment is still pending, and U.S. Customs has not yet responded to the Settlement Submission, it is possible that the actual amount of duties owed for the periods covered thereby will be higher than the amounts determined to be owed by the Company (and accrued in connection therewith). In any event, additional interest will continue to accrue until full payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties determined by U.S. Customs to be owed by LaJobi, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith.

The Company has discontinued the practices that resulted in the charge for anticipated anti-dumping duty, and has established alternate vendor arrangements for the relevant products in countries that are not subject to such anti-dumping duties, and the Company believes that its ability to procure the affected categories of wooden bedroom furniture has not been materially adversely affected. The Company remains committed to working closely with U.S. Customs to address issues relating to incorrect duties. The Company has also implemented certain enhancements to its processes and procedures in areas where underpayments were found, and continues to review these and possibly other remedial measures. In addition, there can be no assurance that the Company’s licensors, vendors and/or retail partners will not take adverse action under applicable agreements with the Company (or otherwise) as a result of the matters described above; however, to date, the Company is unaware of any such adverse actions.

As a result of the Original Accrual and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no LaJobi Earnout Consideration (and therefore no related finder’s fee) was payable. Accordingly, prior to the Restatement, the Company had not recorded any amounts related thereto in the Company’s financial statements (the Company had previously disclosed a potential earnout payment of approximately $12.0 to $15.0 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi).

As has been previously disclosed, the Company received a letter on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, and a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause” violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. Hearings with respect to the arbitration are currently in progress.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

Because the Restatement resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the agreement governing the purchase of the LaJobi assets, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the Restatement, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi Earnout Consideration and $1.1 million in respect of the related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011 (See Note 4). While we intend to vigorously defend against all of Mr. Bivona’s claims (including his latest motion described above), and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment or escrow by us to Mr. Bivona or the LaJobi seller could result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Note 7 for a description of the Company’s senior secured financing facility in effect as of December 21, 2012, including a discussion of restrictions on the ability of the Company to pay Customs duties and LaJobi earnout payment requirements, if any, and the financial covenants applicable to the Company, and see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for a discussion of the potential impact of any such payment on our compliance with such financial covenants.

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

As of December 31, 2012, the Company estimates that it will incur aggregate costs of approximately $2.6 million (including approximately $0.3 million in interest), relating to such customs duties for the years ended 2006 through 2012. Of the total amount accrued as of December 31, 2012, $15,000 was recorded for anticipated interest expense in the quarter ended December 31, 2012 (decreased from previous quarters as a result of the Company’s final determination of amounts owed, described below). All of the foregoing charges were recorded in cost of sales (other than the interest portions, which were recorded in interest expense). As a result of the Restatement, these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated customs duty payment requirements (and related interest) as of such date in the three and six months ended June 30, 2011 (the period of discovery), and recorded additional interest expense on such aggregate amount in the subsequent quarterly period.

In the fourth quarter of 2012 (upon completion of the Customs Review), the Company completed and submitted to U.S. Customs a voluntary prior disclosure, which included the Company’s final determination of amounts it believes are owed by Kids Line and CoCaLo. Such submission with respect to Kids Line included proposed payment terms with respect to customs duties believed to be owed by Kids Line. As part of such settlement submissions, the Company included the following initial payments to U.S. Customs, such payments to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s customs duties matters: $0.2 million with respect to Kids Line customs duties and $0.3 million with respect to CoCaLo customs duties. With respect to CoCaLo, the Company’s payment represents the Company’s determination of all amounts it believes are owed by CoCaLo for the relevant periods.

As U.S. Customs has not yet responded to the settlement submissions, it is possible that the actual amount of duties owed for the relevant periods will be higher than the amounts determined to be owed by the Company (and accrued in connection therewith). In any event, additional interest will continue to accrue until full payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount determined by U.S. Customs to be owed, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

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

The Customs Investigation is now complete, and the Special Committee has not discovered evidence that would lead it to conclude that there was intentional misconduct on the part of Company personnel. However, the Company has discontinued the practices that resulted in the charge for customs duties discussed above, and has implemented certain enhancements to its processes and procedures in areas where underpayments were found.

(c) Putative Class Action and Derivative Litigations

Putative Class Action. On March 22, 2011, a complaint was filed in the United States District Court, District of New Jersey, encaptioned Shah Rahman v. Kid Brands, et al. (the “Putative Class Action”). The Putative Class Action was brought by one plaintiff on behalf of a putative class of all those who purchased or otherwise acquired KID’s common stock between specified dates. In addition to KID, various executives, and members and former members of KID’s Board, were named as defendants. Details of the substance of the allegations and procedural history of the Putative Class Action are set forth in Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K.

All of the current defendants in the Putative Class Action filed motions to dismiss the current complaint on June 29, 2012. On October 17, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss such complaint with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgment of the U.S. District Court, which appeal is currently pending.

The Company intends to continue to defend the Putative Class Action vigorously. No amounts have been accrued in connection therewith, although legal costs are being expensed as incurred. As the Company has satisfied the deductible under its applicable insurance policy, the Company has been receiving reimbursement of substantially all of the legal costs being incurred, which receivables are netted against the expense.

Putative Shareholder Derivative Action. On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System (“Roseville”) in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, KID’s then CEO, Guy Paglinco, KID’s CFO, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each member of KID’s current Board, and John Schaefer, a former member of KID’s Board (collectively, the “Defendants”). In addition, KID was named as a nominal defendant. Details of the substance of the allegations and procedural history of the Putative Derivative Action are set forth in Part I, Item 3, “Legal Proceedings” of this Annual Report on form 10-K.

On July 25, 2011, the individual Defendants and nominal defendant KID moved to dismiss the complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1. On October 24, 2011, the Court granted Defendants’ motion to dismiss without prejudice with leave for plaintiff to amend the complaint. On November 23, 2011, Roseville sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. On April 28, 2012, Roseville filed a motion to compel inspection of documents beyond those previously provided by the Company. On November 8, 2012, the Court issued an Order granting Roseville’s request in part and denying the request in part. The Order provided that any non-privileged documents that were responsive to the narrow scope of the inspection permitted by the Order be produced by the Company on December 3, 2012. The Company produced such documentation on December 3, 2012 however, Roseville has retained certain purported objections to the December 3, 2012 inspection, which the Company disputes. Some of the objections were overruled by the Court on February 5, 2013. The remaining issues were submitted to the Court on February 21, 2013. Roseville’s time to amend its complaint has been extended by the Court until the issues raised by the books and records inspection are resolved.

While the Company incurred costs in connection with the defense of this lawsuit, and may incur additional costs (which costs were or will be expensed as incurred), the lawsuit did not seek monetary damages against the Company, and no amounts have been accrued in connection therewith. As the Company has satisfied the deductible under its applicable insurance policy, the Company has been receiving reimbursement of substantially all of the legal costs being incurred, which receivables are netted against the expense.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

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

On January 30, 2013, the Court denied plaintiff’s motion for class certification with respect to two of the proposed classes and continued for further briefing the motion for class certification with respect to the remaining proposed classes. The Company intends to vigorously defend the Wages and Hours Action. Based on currently available information, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. As a result, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

(g) Australia Distributorship Dispute

In November 2009, a complaint was filed in the United States District Court for the Northern District of Illinois, encaptioned Sahai Pty. Ltd. v. Sassy, Inc. (the “Australia Action”). The plaintiff claims that Sassy breached the distribution agreement previously entered into between the parties by wrongfully terminating plaintiff’s distributorship following plaintiff’s failure to achieve the minimum sales requirements included in the distribution agreement. Plaintiff seeks damages of approximately $2.0 million. In November and December 2012, the Australia Action was tried before a jury, and a mistrial was declared when the jury failed to reach a unanimous verdict. A new trial has been scheduled to commence on May 6, 2013.

Sassy believes that the termination was not wrongful and intends to continue to vigorously defend the Australia Action, although there can be no assurance that Sassy will prevail. Based on currently available information, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. As a result, no amounts have been accrued in connection therewith, although legal costs are being expensed as incurred.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

(h) Consumer Product Safety Commission Staff Investigation

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

The Company disagrees with the position of the CPSC Staff, and believes that such position is unwarranted under the circumstances. As permitted by the notice, the Company has provided the CPSC Staff with additional supplemental information in support of the Company’s position, including relevant factors in the Company’s favor that are required to be considered by the CPSC prior to the imposition of any civil penalty, and the Company intends to work closely with the CPSC Staff in an effort to resolve this issue.

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

(j) Kokopax Earnout

As partial consideration for the purchase of the Kokopax® assets (described in Note 4), Sassy has agreed to pay to the seller of such assets, on a quarterly basis (when and if applicable), an amount equal to 10% of net sales achieved in respect of Kokopax products (commencing July 3, 2012) in excess of the first $2.0 million of such net sales until the earlier of: (i) March 31, 2015, and (ii) the date that such Kokopax net sales equal at least $10.0 million (the “Additional Consideration”); provided, that the aggregate amount paid in respect of the Additional Consideration (including an advance of $200,000 accrued by Sassy at closing) shall not exceed $1.0 million. Based on currently available information, the Company cannot estimate the amount of such earnout if any, that will be earned. As a result, no amounts have been accrued in connection therewith.

(k) Purchase Commitments

The Company has approximately $22.9 million in outstanding purchase commitments at December 31, 2012, consisting primarily of purchase orders for inventory.

(l) License and Distribution Agreements

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Although the Company does not believe its business is dependent on any single license, the LaJobi Graco® license (which expires on December 31, 2013, subject to renewals) and the Kids Line Carter’s® license are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. Although the Carter’s® license expired on December 31, 2012, the parties are continuing to operate under the license and are negotiating a renewal agreement, although there can be no assurance that any such renewal will be consummated. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2013, subject to renewals is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which has been renewed and expires on December 31, 2014) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case for the last three years. While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, there can be no assurance that this will be the case, and the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on the Company’s results of operations. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The aggregate amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $18.6 million, of which approximately $4.3 million remained unpaid at December 31, 2012. Royalty expense for the years ended December 31, 2012, 2011 and 2010 was $9.3 million, $8.9 million and $7.7 million, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (CONTINUED)

(m) Letters of Credit

As of December 31, 2012, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $50,000 upon the occurrence of specified events.

Note 18 – Quarterly Financial Information (Unaudited)

The following quarterly financial data for the four quarters ended December 31, 2012, and 2011, was derived from unaudited financial statements and includes all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

The quarters ended December 31, 2012 and September 30, 2012 include non-cash increases in valuation allowance for deferred tax assets of $5.3 million and $45.0 million, respectively.

The quarter ended December 31, 2011 includes non-cash impairment charges of: (i) $11.7 million with respect to the total impairment of the Company’s goodwill, (ii) $9.9 million with respect to the impairment of the Company’s LaJobi trade name, and (iii) $19.0 million with respect to the impairment of the Company’s Kid’s Line customer relationships. See Note 4.

	For Quarters Ended
2012	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$55,228	$55,470	$60,909	$57,879
Gross profit(1)	15,209	14,359	14,438	13,783
Income (loss) from operations	(655)	873	1,054	(395)
Net (loss) income	$(803)	$209	$(49,562)	$(3,944)

Basic (Loss) Earnings per Common Share	$(0.04)	$0.01	$(2.27)	$(0.18)

Diluted (Loss) Earnings per Common Share	$(0.04)	$0.01	$(2.27)	$(0.18)

	For Quarters Ended
2011	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$59,836	$60,292	$69,475	$63,007
Gross profit(1)	17,459	17,720	19,882	(13,774)
Income (loss) from operations	760	3,591	2,256	(41,582)
Net (loss) income	$(325)	$(2,713)	$(177)	$(35,431)

Basic (Loss) Earnings per Common Share	$(0.02)	$(0.13)	$(0.01)	$(1.63)

Diluted (Loss) Earnings per Common Share	$(0.02)	$(0.13)	$(0.01)	$(1.63)

(1)	As adjusted for the immaterial corrections of certain expenses, as more fully described in Note 2 to the Notes to Consolidated Financial Statements.

Earnings per share are computed independently for each of the quarters presented and the cumulative amount may not agree to annual amount.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2012. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2012.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management evaluated the effectiveness, as of December 31, 2012, of the Company’s internal control over financial reporting. In making this evaluation, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the Securities and Exchange Commission.

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

ITEM 9B. OTHER INFORMATION

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Recent Developments” and “Liquidity and Capital Resources — Debt Financing” for a discussion of an Amendment to the Credit Agreement executed as of April 16, 2013 pertaining to the impact of any requirement to record an Excess Accrual on the financial covenants thereunder. Such section also discusses a waiver to the Credit Agreement as of April 2, 2013 pertaining to the Company’s non-compliance with a requirement to deliver financial statements for 2012 within 90 days of the end of such year.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 under Items 401 and 405 of Regulation S-K of the Exchange Act (other than with respect to executive officers), appears under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, respectively, of the 2013 Proxy Statement, which are each incorporated herein by reference. Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.kidbrands.com, by clicking onto the “Investor Relations” tab, and then onto the “Corporate Governance” tab, and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO Code will be provided, without charge, to any person who makes a written request therefore to the Company at One Meadowlands Plaza, 8th Floor, New Jersey 07073, Attention: Chief Financial Officer. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the SEC, on our website within four business days of the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 under Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K of the Exchange Act appears under the caption “EXECUTIVE COMPENSATION” of the 2013 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 under Item 403 of Regulation S-K of the Exchange Act appears under the captions “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” of the 2013 Proxy Statement, which are each incorporated herein by reference thereto.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2012, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Number of
securities
	Number of			remaining available
	securities to be		Weighted-average	for future issuance
	issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding
	options, warrants		options, warrants	securities reflected
	and rights		and rights	in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	1,339,945	(2)	$7.08	1,131,134	(3)
Equity compensation plans not approved by security holders	597,015	(4)(5)	1.34	—

Total	1,936,960		$5.31	1,131,134

(1)	The plans are the Company’s Equity Incentive Plan (“EIP”); 2004 Stock Option, Restricted and Non-Restricted Stock Plan (“2004 Option Plan”); and 2009 Employee Stock Purchase Plan (“2009 ESPP”).
(2)	Includes securities to be issued upon the exercise of stock options issued under the EIP and the 2004 Option Plan, and, to the extent settled in common stock, upon the exercise of stock appreciation rights (“SARs”) issued under the EIP (such SARs may be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion), in each case outstanding as of December 31, 2012. Excludes 600,000 SARs issued under the EIP after December 31, 2012 (which are exercisable solely for cash) and includes 67,330 SARs forfeited/cancelled after December 31, 2012. Excludes 200,000 incentive stock options issued under the EIP after December 31, 2012, and includes 8,900 options that were forfeited/cancelled after December 31, 2012. Excludes a total of: (i) 193,250 Restricted Stock Units (“RSUs”) outstanding as of December 31, 2012; and (ii) 14,450 RSUs forfeited/cancelled after December 31, 2012, which in each case are not subject to an exercise price (and with respect to RSUs, may also be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion).
(3)	The EIP was approved by the shareholders of the Company at the Annual Meeting of Shareholders on July 10, 2008. On such date, the EIP became effective and the 2004 Option Plan terminated (and no further awards could be made thereunder). A total of 1,131,134 shares of Common Stock remained available as of December 31, 2012 that may be subject to, delivered in connection with, and/or available for awards under the EIP (which awards may be in the form of stock options, stock appreciation rights, restricted stock, stock units, non-restricted stock, dividend equivalent rights or any combination of the foregoing). Note that in connection with the grant of a stock option or other award (other than a full value award, as defined in the EIP), the number of shares of Common Stock available for issuance under the EIP will be reduced by the number of shares in respect of which such option or other than full-value award is granted or denominated. If full value awards are granted, each full value award will reduce the total number of shares available for issuance under the EIP by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award is granted. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EIP, provided that to the extent any such expired, canceled, forfeited, or otherwise terminated award (or portion thereof) was a full value award, the number of shares of Common Stock that may again be the subject of options or other awards granted under the EIP shall increase by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award was granted. The preceding sentence applies to any awards outstanding on the effective date of the EIP under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares. On July 10, 2008, the shareholders of the Company approved the 2009 ESPP, which became effective as of January 1, 2009. As of such date, an aggregate of 200,000 shares of Common Stock became available for issuance under such plan. At December 31, 2012, 6,663 shares were available for issuance under the 2009 ESPP, however, the 2009 ESPP was suspended for the 2012 and 2013 calendar years. Excludes 600,000 SARs exercisable solely for cash and includes 200,000 incentive stock options granted under the EIP subsequent to December 31, 2012.

(4)	Consists of an inducement grant (outside of the Company’s EIP, as a result of the limited number of shares remaining available for grant thereunder) of 373,134 SARs to Kerry Carr, the Company’s Executive Vice President and Chief Operating Officer, and 223,881 SARs to Renee Pepys Lowe, the President of Kids Line and CoCaLo, each with an exercise price of $1.34 per share (collectively, the “SARs”). The SARs may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee of the Board, and are generally exercisable for a period of ten years from the date of grant. The SARs vest at a rate of 20% per year commencing on the first anniversary of the date of grant. In the event of disability or death of Ms. Carr or Ms. Pepys Lowe, as applicable, while in the employ of the Company, all unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If Ms. Carr or Ms. Pepys Lowe, as applicable, retires, vested unexercised SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier. If Ms. Carr’s or Ms. Pepys Lowe’s employment, as applicable, is terminated for any other reason, any unexercised SARs will be cancelled and deemed terminated immediately, except that if the individual’s employment is terminated by the Company for other than Cause (as defined in the relevant individual’s employment agreement), all unexercised SARs, to the extent vested, may be exercised within 90 days of the date of such event (or the exercise period, if shorter). In addition, with respect to Ms. Carr’s SARs, in the event of a specified change in control, if any unexercised SARs are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such change of control, each such SAR, whether or not previously vested, will be converted into the right to receive cash, or at the election of Ms. Carr, consideration in a form that is pari passu with the form of the consideration payable to the Company’s shareholders in exchange for their shares (less any applicable exercise price). Any award that is not assumed or converted as described above may be canceled at the time of the change of control for no consideration if its per share exercise price is greater than such per share fair market value of the Company’s common stock. In addition, if Ms. Carr’s employment is terminated by the Company without Cause or by Ms. Carr for Good Reason (as defined in her employment agreement with the Company) within nine months following such change of control, her SARs will immediately vest, and remain exercisable for the remainder of their term. The table excludes 200,000 inducement stock options granted outside of the EIP after December 31, 2012 and described in footnote 5.
(5)	Excludes 200,000 non-qualified stock options (the “Inducement Options”) granted to Mr. Benaroya upon the commencement of his employment with the Company as President and CEO outside of the EIP. The Inducement Options have an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on March 15, 2013, the date of grant, are immediately exercisable and will generally be exercisable for a period of ten years. If the employment of Mr. Benaroya is terminated by the Company for Cause (as defined in the employment agreement), any unexercised Inducement Options shall generally remain exercisable for a period of 30 open trading window days following such termination (subject to extension to the extent the Company’s insider trading policy or applicable law prohibits their exercise or the sale of the underlying shares at the end of such period). If the employment of Mr. Benaroya is terminated by Mr. Benaroya without Good Reason (as defined in the employment agreement), any unexercised Inducement Options shall be exercisable for a period of six months following the termination, or, if later, until the 30th open trading window day following such termination (subject to extension as described above). Notwithstanding the foregoing, in no event shall any Inducement Options be exercisable after the expiration of their term. If the Company terminates the employment of Mr. Benaroya without Cause or he terminates his employment for Good Reason, or if the termination of the employment of Mr. Benaroya occurs as a result of the expiration of his employment agreement at the end of its term, any unexercised Inducement Options will remain exercisable in accordance with their terms. If the employment of Mr. Benaroya is terminated as a result of his death or Disability (as defined in the employment agreement), any unexercised Inducement Options will remain exercisable for the shorter of one year following the date of termination and the remainder of their terms. If Mr. Benaroya’s employment is terminated by the Company without Cause or by Mr. Benaroya for Good Reason at any time on or after, or within six months before the occurrence of a Change of Control (as defined in the employment agreement), and if any unexercised Inducement Options are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such Change of Control, any unexercised Inducement Options will be converted into the right to receive cash or, at the election of Mr. Benaroya, consideration in a form that is pari passu with the form of the consideration payable to the Company’s shareholders in exchange for their shares, in an amount or having a value equal to the product of: (i) the per share fair market value of the Company’s common stock (based upon the consideration payable to the Company’s shareholders), less, if applicable, the per share exercise price of such Inducement Options, multiplied by (ii) the number of shares of the Company’s common stock covered by the unexercised Inducement Options. Any Inducement Options not assumed or converted (as described above) may be canceled at the time of the Change of Control for no consideration if the relevant per share exercise price is greater than the per share fair market value of the Company’s common stock (determined with regard to all per share consideration, including the value of any contingent and/or deferred consideration payable in the Change of Control transaction).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 under Items 404 and 407(a) of Regulation S-K of the Exchange Act appears under the captions “TRANSACTIONS WITH RELATED PERSONS”, “CORPORATE GOVERNANCE – I. INDEPENDENCE DETERMINATIONS” of the 2013 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 appears under the captions “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM”, “AUDIT FEES”, “AUDIT-RELATED FEES”, “TAX FEES”, “ALL OTHER FEES”, AND “AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES” of the 2013 Proxy Statement, which are each incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report.

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts – Years Ended December 31, 2012, 2011, and 2010

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits:

(Listed by numbers corresponding to Item 601 of Regulation S-K)

2.1	Asset Purchase Agreement by and among RBSACQ, Inc., and Sassy, Inc., and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)
2.2	Membership Interest Purchase Agreement among Kids Line, LLC; Kid Brands, Inc.; and the various sellers party hereto dated as of December 15, 2005. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)
2.3	Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc.; LaJobi Industries, Inc.; and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)
2.4	Stock Purchase Agreement, dated as of April 1, 2008, among I&J HoldCo., Inc., and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)
2.5	Purchase Agreement, dated December 23, 2008, among Kid Brands, Inc., and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(4)
3.1	(a) Restated Certificate of Incorporation of the Company and amendment thereto.(5)
(b) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987.
(5) (c) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009. (5)
3.2	Second and Amended and Restated By-Laws of the Registrant. (6)
4.1	Form of Common Stock Certificate. (5) Stock certificates bearing the name “Kid Brands, Inc.” will not affect the validity or transferability of currently outstanding stock certificates bearing the name “Russ Berrie and Company, Inc.”, and shareholders with such certificates need not surrender for exchange any such certificates. The rights of shareholders holding certificated shares bearing the name “Russ Berrie and Company, Inc.” and the number of shares represented by those certificates remain unchanged.

4.2	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signatures pages thereto (7)
10.1	Kid Brands, Inc., 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(8)
10.2	Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code. (9)
10.3	Amended and Restated Trademark Purchase Agreement dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (9)
10.4	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(10)
10.5	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(10)
10.6	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-restricted Stock Plan*(10)
10.7	Incentive Compensation Program adopted on March 11, 2005*(11)
10.8	Employment Agreement dated September 26, 2005, between Kid Brands, Inc., and Marc S. Goldfarb*(12)
10.9	Employment Agreement dated as of December 4, 2007, between the Company and Bruce G. Crain*(13)
10.10	Stockholders Agreement dated as of December 23, 2008, among Kid Brands, Inc.; The Russ Companies, Inc.; and Encore Investors II, Inc.(4)
10.11	License Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (4)
10.12	Licensor Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC; Wells Fargo Bank; National Association; and the Russ Companies, Inc.(4)
10.13	Transition Services Agreement dated as of December 23, 2008, between Kid Brands, Inc., and The Russ Companies, Inc. (4)
10.14	Secured Promissory Note dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc., for the benefit of Kid Brands, Inc.(4)
10.15	Guaranty dated as of December 23, 2008, among The Encore Group, Inc.; the other guarantors specified therein; and Kid Brands, Inc. (4)
10.16	Subordinated Security Agreement dated as of December 23, 2008, among The Russ Companies, Inc.; The Encore Group, Inc.; the other parties specified therein; and Kid Brands, Inc.(4)
10.17	Inter-Creditor Agreement dated as of December 23, 2008, between Kid Brands, Inc., and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc.(4)
10.18	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(14)
10.19	Equity Incentive Plan*(15)
10.20	2009 Employee Stock Purchase Plan*(15)
10.21	Employment Agreement dated as of April 2, 2008, between LaJobi, Inc., and Lawrence Bivona*(14)
10.22	Form of Equity Incentive Plan Stock Option Agreement*(16)
10.23	Form of Equity Incentive Plan Restricted Stock Agreement*(16)
10.24	Form of Equity Incentive Plan Stock Appreciation Right Agreement*(16)
10.25	Form of Equity Incentive Plan Restricted Stock Unit Agreement*(16)
10.26	Employment Agreement dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin* (17)
10.27	Employment Agreement dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.* (17)
10.28	Sublease, effective as of September 30, 2010, between The Capital Group Companies, Inc. and Kids Line, LLC* (18)
10.29	Landlord Consent to Kids Line Sublease, effective as of September 30, 2010 (18)
10.30	Irrevocable Standby Letter of Credit from Bank of America, dated October 26, 2010 (18)
10.31	Third Amendment and Waiver to Credit Agreement, dated as of March 30, 2011, among Kid Brands, Inc.; Kids Line, LLC; Sassy, Inc.; I&J HoldCo, Inc.; LaJobi, Inc.; and CoCaLo, Inc.; the financial institutions party thereto or their assignees (the “Lenders”); and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders. (18)
10.32	Second Amended and Restated Credit Agreement, dated as of August 8, 2011, among Kid Brands, Inc., Kids Line, LLC, Sassy, Inc., LaJobi, Inc., I & J Holdco, Inc. and CoCaLo, Inc., as the Borrowers, the subsidiaries of the Borrowers identified therein as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Book Manager, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011. (19)

10.33	Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011, executed by the Borrowers and the Guarantors in favor of the Administrative Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011. (19)
10.34	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson* (20)
10.35	Agreement between RB, Inc. and the Company dated September 12, 2011.* (21)
10.36	Separation Agreement and Release between the Company and Bruce G. Crain dated September 12, 2011.*(22)
10.37	Agreement between RB, Inc. and the Company dated February 14, 2012.* (23)
10.38	General Release and Settlement Agreement dated January 20, 2012, between the Company and The Realty Associates Fund VII, LP. (24)
10.39	Agreement of Lease, dated June 27, 2003 between Keystone Cranbury East, LLC and LaJobi Industries, Inc. (24)
10.40	First Amendment to Lease Agreement, dated July 9, 2008, between LaJobi, Inc. and Keystone Cranbury East, LLC. (24)
10.41	Letter Agreement between the Company and Guy Paglinco, dated as of April 26, 2012* (25)
10.42	Letter Agreement between the Company and Marc Goldfarb, dated as of April 26, 2012* (25)
10.43	Letter Agreement, dated May 4, 2012, among Kid Brands, Inc., Kids Line LLC, Sassy, Inc., I & J HoldCo, Inc., LaJobi, Inc. and CoCaLo, Inc., as Borrowers; Bank of America, N.A., as Administrative Agent and as a Lender, Swing Line Lender and L/C Issuer; and the other Lenders party thereto. (25)
10.44	Waiver, First Amendment to Credit Agreement and First Amendment to Security Agreement, dated August 13, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on August 15, 2012. (26)
10.45	Separation and Release Agreement, dated as of September 11, 2012, among David Sabin, Kids Line, LLC and CoCaLo, Inc., incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (27)
10.46	Employment Agreement, dated as of September 12, 2012, between the Company and Kerry Carr, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (27)
10.47	Employment Agreement, dated as of September 12, 2012, between the Company and Renee Pepys-Lowe, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (27)
10.48	Second Amendment to Credit Agreement, dated November 15, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (28)
10.49	Credit Agreement dated as of December 21, 2012, among Kid Brands, Inc., specified domestic subsidiaries party thereto, Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. (29)
10.50	Security Agreement dated as of December 21, 2012, by Kid Brands, Inc. and the other Borrowers and Loan Parties party thereto from time to time in favor of Salus Capital Partners, LLC, as Collateral Agent. (29)
10.51	Employment Agreement, dated March 14, 2013, between Kid Brands, Inc. and Raphael Benaroya.*(30)
10.52	Amendment to Employment Agreement, dated as of March 26, 2013, between Kid Brands, Inc. and Kerry Carr.*
10.53	First Amendment to Credit Agreement, dated as of April 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent.
21.1	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document [1,2]
101.SCH	XBRL Taxonomy Schema Document [1,2]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive (Loss)/Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

*	represent management contracts or compensatory plans or arrangements

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 001-08681-02723457
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2004, File No. 001-08681-041221084
(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08681-08730475
(4)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(6)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008
(7)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006, File No. 001-08681-061031616
(8)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003, File No. 001-08681-03639525
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-08681-041130506
(10)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-08681-05720550
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 001-08681-05816486
(12)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2005, File No. 001-08681-051111151
(13)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2007, File No. 001-08681-071292881
(14)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008
(15)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(17)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009
(18)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010
(19)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(21)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 2011
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
(23)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on February 17, 2012
(24)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
(26)	Incorporated by reference to Current Report on Form 8-K filed on August 15, 2012
(27)	Incorporated by reference to Current Report on Form 8-K filed on September 12, 2012
(28)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
(29)	Incorporated by reference to the Current Report on Form 8-K filed on December 28, 2012
(30)	Incorporated by reference to Current Report on Form 8-K filed on March 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC.
(Registrant)
April 16, 2013

	By:	/s/ GUY A. PAGLINCO
Guy A. Paglinco
Vice President – Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RAPHAEL BENAROYA	April 16, 2013
Raphael Benaroya	Date
Chairman of the Board, President and CEO (principal executive officer)

/s/ MARIO CIAMPI	April 16, 2013
Mario Ciampi, Director	Date

/s/ FREDERICK J. HOROWITZ	April 16, 2013
Frederick J. Horowitz, Director	Date

/s/ HUGH ROVIT	April 16, 2013
Hugh Rovit, Director	Date

/s/ SALVATORE SALIBELLO	April 16, 2013
Salvatore Salibello, Director	Date

/s/ MICHAEL ZIMMERMAN	April 16, 2013
Michael Zimmerman, Director	Date

Exhibit Index

Exhibit Numbers

10.52	Amendment to Employment Agreement, dated as of March 26, 2013, between Kid Brands, Inc. and Kerry Carr.*

10.53	First Amendment to Credit Agreement, dated as of April 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent.

21.1	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

*	represents a management contract or compensatory plan or arrangement

101.INS	XBRL Instance Document [1,2]
101.SCH	XBRL Taxonomy Schema Document [1,2]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

KID BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
Allowance for accounts receivable:
Year ended December 31, 2010	$7,101	$35,921	$36,088	$6,934
Year ended December 31, 2011	6,934	33,272	33,422	6,784
Year ended December 31, 2012	6,784	25,717	26,694	5,807
Allowance for inventory:
Year ended December 31, 2010	$1,923	$504	$838	$1,589
Year ended December 31, 2011	1,589	2,500	2,388	1,701
Year ended December 31, 2012	1,701	3,304	3,726	1,279