Form 10-K/A
period 2012-12-31
KID BRANDS, INC
filed 2013-04-30
CIK 739878

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 16, 2013, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	21,870,316

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2013 (the “Original Filing”), Kid Brands, Inc. (the “Company”), provided certain of the information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely: (i) to timely provide such Part III information; and (ii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the cover page, Part III and Part IV of the Original Filing have been amended and restated in their entirety. Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2012 and does not reflect any subsequent information or events.

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

Pursuant to an Investors’ Rights Agreement (as amended, the “IRA”) entered into between the Company and certain investment entities and accounts managed and advised by Prentice Capital Management, L.P. (“Prentice”) in connection with their 2006 purchase of 4,399,733 shares of the Company’s Common Stock from The Russell Berrie Foundation, the Company has generally agreed, among other things, to nominate for election with respect to all shareholders meetings or consents concerning the election of members of the Board, two persons designated by Prentice (“Prentice Directors”). This designation right is subject to decrease and the independence requirements of the New York Stock Exchange (heightened independence requirements originally set forth in the IRA have been waived), as well as other limitations, all as set forth in the IRA.

Mr. Michael Zimmerman and Mr. Mario Ciampi are the current Prentice Directors.

The information set forth below concerning the current members of the Board has been furnished by them to the Company. Age and other information is as of April 23, 2013.

Name	Age	Director Since	Principal Occupation; Other Public Directorships*
Raphael Benaroya (4)	65	1993	On March 14, 2013, Mr. Benaroya was appointed by the Board to serve as President and Chief Executive Officer of the Company. Prior thereto, pursuant to an agreement between the Company and RB, Inc. (a company wholly-owned by Mr. Benaroya) commencing September 12, 2011, Mr. Benaroya was serving as interim Executive Chairman, acting as the chief executive of the Company. He currently also serves as the Chairman of the Board and is a member of the Board’s Executive Committee, and has been a member of the Board since 1993. Since 2008, Mr. Benaroya has been Managing Director of Biltmore Capital, a privately-held financial company which invests in secured debt. Prior thereto, Mr. Benaroya was Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., a Nasdaq-listed company, which operated a chain of retail specialty stores, from 1989 until its sale in October 2007, and continued as President and Chief Executive Officer thereafter until March 2008. Mr. Benaroya currently serves on the board of directors of Aveta Health Care, a privately-held healthcare management company. From April through October 2009, Mr. Benaroya had been retained by the Company to perform an expanded role as Chairman of the Board. From April 2008 until March 2010, Mr. Benaroya had been an advisor for D. E. Shaw & Co., L.P., an affiliate and investment advisor of D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), a private investment fund and former 20% stockholder of the Company, relating to certain of Laminar’s portfolio companies.

Mario Ciampi (1)(2)	52	2007	Mr. Ciampi is currently (and has been since 2007) a partner of Prentice (5), a Connecticut-based private investment firm, and he served as a consultant to Prentice from 2006 to 2007. From October 2004 to May 2006, he served as President of Disney Store — North America, a division of The Children’s Place Retail Stores, Inc., a specialty retailer of children’s merchandise. From 1996 to September 2004, he served in various capacities for The Children’s Place, most recently as Senior Vice President — Operations. Mr. Ciampi was elected to the Board of the Company at the 2007 Annual Meeting of Shareholders. Mr. Ciampi has also been a member of the Board of Directors of Bluefly, Inc., an Internet retailer of discounted designer apparel and accessories, and home products and accessories, since 2008, and of Delia’s, Inc., a retailer of apparel for young girls, since March 2011. Mr. Ciampi is a current Prentice Director.

Frederick J. Horowitz (1)(3)	48	2006	Since 2001, Mr. Horowitz has been the Chairman and CEO of A.P. Deauville, a manufacturer and distributor of personal care products, primarily in the value and mass markets. Mr. Horowitz was elected to the Board of the Company on June 29, 2006. Mr. Horowitz is also a managing partner in American Brand Holdings, LLC, the owner of the “Hang Ten” brands, which is exclusively licensed to Kohl’s Corporation, an operator of family-oriented department stores.

Name	Age	Director Since	Principal Occupation; Other Public Directorships*
Hugh R. Rovit (1)(2)(3)	52	2010	Mr. Rovit served as the Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products, from 2006 through December 2012. From 2001 through 2005, he was a principal at Masson & Company, a turnaround management firm. Previously, Mr. Rovit held the positions of: Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001; and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit currently serves on the Board of Directors of Spectrum Brands Holdings, Inc., a global consumer products company, and Nellson Nutraceuticals, Inc., a privately-held manufacturer and marketer of nutritional bars and powders, and is director emeritus of Atkins Nutritionals Inc., Oneida, Ltd. and Cosmetic Essence Inc., each privately-held. Mr. Rovit was elected to the Board of the Company at the 2010 Annual Meeting of Shareholders.

Salvatore M. Salibello (2)(3)(4)	67	2006	Mr. Salibello has been an Assurance Partner of BDO USA, LLP since January 2012. From 1978 until January 2012, he was the founder and managing partner of Salibello & Broder LLP, a certified public accounting firm, until its until its combination with BDO. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Salibello currently sits on the Board of Directors of three closed-end mutual funds (Gabelli Dividend and Income Trust Fund, Gabelli Global Utility and Income Trust Fund, and Gabelli Global Gold Natural Resources + Income Trust Fund). Mr. Salibello was elected to the Board of the Company on June 29, 2006.

Michael Zimmerman (4)	42	2006	Mr. Zimmerman founded Prentice (5) in May 2005 and has been its Chief Executive Officer since its inception. Prior thereto, he managed investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based investment fund, from 2000-2005. Mr. Zimmerman currently serves on the Board of Directors of Delia’s, Inc., a retailer of apparel for young girls, and he served as a director of The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items, from March 2006 through May 2010. Mr. Zimmerman was elected to the Board of the Company on October 5, 2006. Mr. Zimmerman is a current Prentice Director.

*	The directorships listed with respect to Mr. Benaroya (other than with United Retail) are with privately-held companies.
(1)	Member of Compensation Committee of the Board.
(2)	Member of Nominating/Governance Committee of the Board.
(3)	Member of Audit Committee of the Board.
(4)	Member of Executive Committee of the Board.
(5)	See “Security Ownership of Certain Beneficial Owners” table herein.

Board Qualifications

Subject to the current rights of Prentice to designate two nominees to the Board, the Board seeks directors who represent a mix of backgrounds and experience that will enhance the quality of the Board’s deliberations and decisions. In addition, Board members should display the personal attributes necessary to be an effective director, including integrity, sound judgment, analytical skills, the ability to operate collaboratively, and commitment to the Company and its shareholders. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business. Our Board members represent a desirable mix of backgrounds, skills and experiences, and they all share the personal attributes of effective directors described above. Below are some of the specific experiences and skills of our directors that led the Board to conclude that, in light of our business and structure, such individuals should serve as members of the Board.

Raphael Benaroya

Mr. Benaroya, as a director of the Company since 1993 (and Executive Chairman since September 2011 and current President and CEO), has extensive knowledge of the Company’s business. In addition, through Mr. Benaroya’s long-standing tenure as Chairman of the Board, President and CEO of United Retail Group, Inc., a Nasdaq-listed company which operated a chain of retail specialty stores, as well as his prior experience as Executive Vice President of the Izod LaCoste division of General Mills, Executive Vice President of Jordache Enterprises, Inc., and President of several operating divisions of The Limited, he provides valuable business, leadership and management insights into driving the strategic direction for the Company, as well as a critical perspective with respect to the retail industry. Through Mr. Benaroya’s unique career path, he has attained significant international, wholesale, technology, marketing, product development, sourcing, logistics, licensing and financial/M&A expertise, all of particular value to the Board.

Mario Ciampi

Mr. Ciampi is a Prentice designee to our Board. His experience as a former President of Disney Store — North America, and his previous roles, including Senior Vice President — Operations, for The Children’s Place, a company listed on the New York Stock Exchange (NYSE), each specialty retailers of children’s merchandise, result in a strong record of operational and strategy leadership in an industry complementary to ours, as well as extensive mergers and acquisitions and restructuring experience, all valued attributes for our Board. Mr. Ciampi, through his board membership with Bluefly, Inc. and Delia’s, Inc., also brings public board and corporate governance experience to the Company.

Frederick Horowitz

Mr. Horowitz, as the Chairman and CEO of A.P. Deauville, a manufacturer and distributor of personal care products, primarily in the value and mass markets, and managing partner of American Brand Holdings, LLC, an owner of consumer brands, brings to our Board his knowledge of managing complex operations, strategic planning and building a strong consumer brands focus. He is also the Chairman and CEO of Sumner Capital, LLC, and was a founding investor, President and CEO of NetGrocer, a national on-line grocery retailer. Prior to NetGrocer, Mr. Horowitz was a co-founder of USA Detergents, Inc., a manufacturer and marketer of quality value brand laundry and household cleaning products which he built from startup in 1991 until its sale to Church and Dwight (NYSE: CD) in 2000. He has over twenty-five years of active entrepreneurial experience, combined with understanding of branding, licensing, logistics, and retail sales channels.

Hugh R. Rovit

Mr. Rovit’s recent experience as Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products, and his previous roles as Chief Financial Officer for Best Manufacturing and Royce Hosiery Mills, each of which is involved in manufacturing textiles, result in a strong record of operational and strategy leadership in industries complementary to ours, which are valued attributes for our Board. Mr. Rovit also brings expertise in managing banking relationships and structuring credit facilities. Mr. Rovit, through his board membership with Spectrum Brands, Inc., also brings public board and corporate governance experience to the Company.

Salvatore Salibello

Mr. Salibello, with over 40 years of experience, including as a founder and managing partner of Salibello & Broder LLP, a certified public accounting firm, brings a high level of financial literacy to the Board. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants, and an audit committee financial expert, which also makes him a valued member of our Audit Committee, of which he currently serves as Chairman. Mr. Salibello also has extensive corporate governance experience through his multi-year service on the Board of Directors of three closed-end mutual funds.

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

Based solely on its review of the copies of such Section 16(a) forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2012, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with on a timely basis except for the following: Raphael Benaroya, the Company’s Chairman, President and CEO, filed a late Form 4 on December 12, 2012 with respect to the purchase of 1,390, 2,319, and 8,600 shares of the Company’s Common Stock on December 4, 2012, December 5, 2012 and December 6, 2012, respectively.

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

ITEM 11. EXECUTIVE COMPENSATION

ANALYSIS OF RISK IN OUR COMPENSATION STRUCTURE

As part of its responsibilities to annually review all incentive compensation and equity-based plans, and evaluate whether the compensation arrangements of the Company’s employees incentivize unnecessary and excessive risk-taking, the Compensation Committee evaluated the risk profile of our compensation policies and practices for 2012, and concluded that they do not motivate imprudent risk taking. In its evaluation, the Compensation Committee reviewed our employee compensation structures, and noted numerous design elements that manage and mitigate risk without diminishing the incentive nature of the compensation, including: (i) a balanced mix between cash and equity, and annual and longer-term incentives; (ii) a compensation mix that recognizes that while long-term success is critical, annual business and individual performance and adequate fixed compensation are also essential; (iii) caps on incentive awards at reasonable levels (as determined by a review of our economic position and prospects); (iv) linear payouts between target levels with respect to annual incentive awards; (v) goals that are set appropriately to be sufficiently challenging, but also reasonably achievable with good performance; (vi) discretion for the Committee to account for unusual events in its determination of the achievement of targets; (vii) a portfolio of long-term incentives that have a retentive element and typically vest over a three to five year period; (viii) the existence of claw-back policies for payments made using materially inaccurate financial results; and (ix) the prohibition on hedging Company common stock without the approval of the Board. The Compensation Committee also reviewed our compensation programs for certain design features that may have the potential to encourage excessive risk-taking, including: over-weighting towards annual incentives, highly leveraged payout curves, unreasonable thresholds, and steep payout cliffs at certain performance levels that may encourage short-term business decisions to meet payout thresholds. The Compensation Committee concluded that our compensation programs do not include such elements. In addition, the Compensation Committee analyzed our overall enterprise risks and how compensation programs may impact individual behavior in a manner that could exacerbate these enterprise risks. For this purpose, the Compensation Committee considered the Company’s growth and return performance, volatility and leverage. In light of these analyses, the Compensation Committee concluded that it has a balanced pay and performance program that does not encourage excessive risk-taking that is reasonably likely to have a material adverse effect on the Company. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the long term.

COMPENSATION DISCUSSION AND ANALYSIS

The “Committee” as used in this section refers to the Compensation Committee of the Board. “Named executive officers” or “NEOs” refer to the individuals set forth in the Summary Compensation Table below, and the “CEO” refers to Raphael Benaroya, our President and Chief Executive Officer (since March 14, 2013), and our interim Executive Chairman and acting CEO prior thereto commencing September 12, 2011. Note that the services of Mr. Benaroya as acting CEO were provided though an agreement between the Company and RB, Inc. (a company wholly-owned by Mr. Benaroya), pursuant to which RB, Inc. provided the services of Mr. Benaroya to the Company. As a result, while Mr. Benaroya was the Company’s Executive Chairman and an NEO throughout 2012, he was an employee of RB, Inc. during this period. This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ from the current or planned programs summarized in this discussion.

COMPENSATION PHILOSOPHY AND OVERVIEW

We feel that the overall compensation levels of our executives (including our NEOs) should be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, however, we believe that compensation should be set at responsible levels, reflecting our continued focus on improving sales and margins, controlling costs and creating value for our shareholders. At the core of our compensation philosophy is our belief that compensation should be linked to performance. We believe that offering a competitive total compensation package to executives that incorporates a reward-for-performance philosophy helps achieve these objectives. As a result, a significant portion of the compensation of our executive officers is based upon achievement of corporate objectives. We also believe that total compensation and accountability should generally increase with position and responsibility. Consistent with this view, opportunities under our incentive compensation program typically represent an increasing portion of total compensation as position and responsibility increase, as individuals with greater responsibility have greater ability to influence the Company’s achievement of targeted results and strategic initiatives. Similarly, equity-based awards (when they are granted) generally represent a higher portion of total compensation for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation. The Committee feels that it maintains a balanced compensation program that does not encourage excessive risk-taking. See “ANALYSIS OF RISK IN OUR COMPENSATION STRUCTURE” above.

ELEMENTS OF 2012 EXECUTIVE COMPENSATION

The material elements of our executive compensation program are: (i) base salary; (ii) annual cash incentive compensation; (iii) periodic equity awards; and (iv) perquisites and other benefits.

Although we fine-tune our compensation programs as conditions change, we believe it is important to maintain consistency in our compensation philosophy and approach. We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price, particularly in periods of economic stress. However, the Committee believes that it may be appropriate for certain components of compensation to decline during such periods. Fiscal 2012 continued to be a challenging year for the Company due to, among other things, various previously-reported events impacting the Company’s results for the year, as well as the continued difficult economic environment. As a result, the Company made the decisions set forth under “KEY DECISIONS FOR 2012” below with respect to its 2012 executive compensation program.

WHY WE CHOOSE TO PAY EACH ELEMENT

We provide cash compensation in the form of base salary and annual incentive compensation. The objective of base salary is to provide current compensation that reflects job responsibilities, value to the Company and individual performance, while maintaining market competitiveness.

The objective of cash incentive compensation is to assure that a significant portion of total compensation is based on a reward of superior company or business unit performance in specified measures. The opportunity for a more significant award increases when the Company or a specific operating group achieves high levels of such performance. Commencing in 2012, we initiated an executive Incentive Compensation Bonus Program (the “ICBP”), which is similar to a prior executive incentive compensation program that commenced in 2005 and was in effect through 2011 (the “IC Program”). The ICBP in 2012 provided designated employees of the Company and its subsidiaries with an opportunity to earn substantial cash remuneration beyond their base salary based on the attainment of specified operating objectives by the Company (or specified business units thereof). The objectives of the ICBP are to, among other things: (1) more closely align participants’ interests with those of shareholders; (2) reward participants for contributing to the short and long-term growth of the business; (3) provide participants with a more meaningful role in the attainment of maximum compensation levels; (4) provide a competitive platform for compensation vis-à-vis the marketplace; and (5) serve as a recruitment and retention tool. Incentive compensation awards under the ICBP for 2012 were based on specified percentages of base salary. The determination of such percentages is discussed below, and with respect to our named executive officers in 2012, ranged from a maximum potential payment of approximately 90% to 100% of base salary in the event that the maximum targets were achieved. See “Operation of the 2012 ICBP” below for a detailed discussion of potential and actual cash incentive compensation awarded to the NEOs in 2012.

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

HOW WE CHOOSE AMOUNTS FOR EACH ELEMENT OF OUR COMPENSATION PROGRAM

We structure the size of the various elements awarded to all of our executives (including the NEOs) by balancing the interests of shareholders with the competitive need to provide an attractive overall compensation program. Although we do not have an exact formula for allocating among the different elements of our executive compensation program, including the division between cash and non-cash compensation and short and long-term incentives, we do ensure that a significant percentage of any executive’s aggregate compensation package (including that of the NEOs) is contingent upon either Company or operating group results, as is more fully described below. In addition, with respect to the specific amount of equity grants (in periods in which such grants are made), the CEO and the Committee use long-term incentive multiples in order to determine preliminary equity award values (which are then subject to adjustment), as described in “ANALYSIS OF DECISIONS WITH RESPECT TO OUR 2012 COMPENSATION PROGRAM”, under the caption “Equity Awards” below.

We believe that the various components of our 2012 compensation package together provide a strong link between compensation and performance on both the individual and Company level. We do not believe that compensation should be based on the short-term performance of our stock, however, whether favorable or unfavorable, because we feel that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives. Similarly, as we constantly strive for improved Company performance, amounts realizable from compensation awarded or earned in the past are treated as one factor of many considered in setting other elements of compensation. In general, when we do not achieve targeted performance levels and/or our stock does not appreciate over time, compensation that can be realized by our executives is substantially reduced. When we exceed targeted performance levels and/or our stock price appreciates over time, compensation that can be realized by our executives is substantially increased. We believe that this is the most effective means of aligning executive incentives with our shareholders’ interests.

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

The Committee has periodically engaged James F. Reda and Associates, LLC, a Division of Gallagher Benefits Services, Inc. (“REDA”), to review and compile certain publicly-available information with respect to the compensation of executives. REDA provided no such services in 2012. However, REDA was retained on a limited basis during 2012 solely to value 2011 and proposed 2012 equity grants to directors, including a calculation of the estimated grant date fair value of the SAR/RSU grants to directors under consideration for 2012 based on a Black Scholes valuation analysis. Other than the foregoing (and a review of the Company’s Compensation Discussion and Analysis disclosed in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2011), REDA did not perform any services for the Company during 2012. The Compensation Committee analyzed whether the work of REDA as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (1) other services provided to us by the consultant; (2) fees paid by us as a percentage of the consulting firm’s total revenue; (3) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagement and a member of the Compensation Committee; (5) any Company stock owned by the individual consultants involved in the engagement; (6) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. The Compensation Committee determined, based on its analysis of the above factors, that the work of REDA and the individual compensation advisors employed by REDA as compensation consultants to the Compensation Committee has not created any conflict of interest and the Compensation Committee is satisfied with the independence of REDA. Going forward, the Compensation Committee intends to assess the independence of any of our compensation advisers by reference to the foregoing factors, consistent with SEC regulations and applicable NYSE listing standards.

The Committee does not attempt to maintain specific target percentiles with respect to a specific list of benchmark companies, but instead periodically uses analyses of peer group companies to determine whether the Company’s compensation programs are generally competitive with that of others in similar industries. See “BENCHMARKING” below.

In addition to the foregoing, in making decisions with respect to any element of an executive’s compensation, the Committee considers the total compensation that may be awarded to such individual. The goal of the Committee is to set aggregate compensation levels that are reasonable, when all elements of potential compensation are considered. To aid in this analysis, the Committee uses various tally sheets for each executive officer detailing such officer’s base salary, annual cash incentive award opportunity and payout, equity-based compensation, perquisites and other benefits. The tally sheets also show holdings of the Company’s Common Stock by such executive, as well as amounts payable upon termination of employment under various circumstances. The 2012 tally sheet amounts differ from the amounts set forth in the Summary Compensation Table because, among other things: (i) base salary reflects current amounts, whereas the Summary Compensation Table reflects the base salary amount during the entire year (base salaries may have increased during the year); and (ii) annual incentive cash compensation amounts include potential awards, while the Summary Compensation Table reflects the actual amount earned in 2012. The Committee uses these tally sheets to estimate the total annual compensation of our executives, to review how a change in the amount of each compensation component affects each NEO’s total compensation, and to provide perspective on payouts under a range of termination scenarios.

As a general matter, if the Committee determines that the wealth accumulation of a particular executive and/or the potential payout resulting from the termination of his or her employment is excessive and/or unjustified, unless limited by contract, the Committee may use its discretion to adjust one or more elements of compensation for such executive. The Committee did not determine that any downward adjustments were required with respect to any NEO compensation packages or elements for 2012 as a result of wealth accumulation.

In general, we choose base salaries that are competitive relative to similar positions at companies of comparable size, including at companies in our industry, in order to provide us with the ability to attract, retain and motivate employees with a proven record of performance. However, we do not “benchmark” base salaries (see “BENCHMARKING” below). Amounts attainable under the ICBP were meant to assure that a significant portion of total compensation was based on a reward of superior performance with respect to the achievement of specific Company (or business unit) objectives. Our general policy for allocating between long-term and currently paid compensation is to establish adequate base compensation to attract and retain personnel, while providing sufficient incentives to maximize long-term value for our shareholders. As discussed above, the Company weights compensation for the executives with more responsibility (including the NEOs) more toward variable, performance-based compensation elements than for less senior employees.

Based on the Summary Compensation Table below, 2012 compensation for the NEOs was allocated as follows (reflecting the fact that performance goals under the ICBP for 2012 were not achieved by any NEO):

Base Salary	74.4%
Short-Term Incentives	0.0%
Long-Term Incentives*	18.8%
Other**	6.8%

*	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to issuances of equity awards to the NEOs during 2012 (as well as the incremental fair value of a modified award for Mr. Sabin in connection with his resignation in September 2012). These amounts may not correspond to the actual value that will be realized by these individuals.
**	Primarily reflects the benefits included within the “All Other Compensation” column of the Summary Compensation Table for all NEOs during 2012.

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

ROLE OF MANAGEMENT

Senior management plays an important role in our executive compensation decision-making process, due to their direct involvement in and knowledge of the business goals, strategies, experiences and performance of the Company and its various operational units. With respect to our ICBP for 2012 (which is described in detail below), the Committee engaged in active discussions with the CEO concerning: (i) who should participate in the program and at what levels; (ii) which performance metrics should be used in connection with different operational groups and participants; and (iii) the determination of performance targets, where applicable, and whether and to what extent criteria for the previous year were achieved. With respect to equity grants, the CEO makes recommendations to the Committee as to appropriate grant levels for executives. In making these recommendations, the CEO is advised by the other senior executives with respect to those executives that do not report directly to him. The Committee reviews the appropriateness of the recommendations of the CEO with respect to the foregoing and accepts or adjusts such recommendations in light of the “considerations” applicable to the relevant element of compensation (discussed with respect to each element below). In addition, the senior executives of the Company are involved in the compensation-setting process through: (i) their evaluation of employee performance used in connection with the annual executive assessments; and (ii) their recommendations to the CEO and/or Committee with respect to base salary adjustments. Senior executives also prepare meeting information for the Committee upon request.

KEY DECISIONS FOR 2012

In light of the Company’s recent financial performance, continued challenging economic conditions, and in order to emphasize our pay-for-performance philosophy discussed in “Compensation Philosophy and Overview” above, the following actions were taken with respect to the Company’s 2012 executive compensation program:

•	On March 9, 2012, the Compensation Committee recommended to the Board for adoption, and on April 26, 2012, the Board adopted, subject to shareholder approval (which was obtained at the Company’s 2012 Annual Meeting of Shareholders), a new Incentive Compensation Bonus Program (the “ICBP”) to replace the IC Program. The IC Program was terminated as of the date of such approval. The ICBP was effective for the 2012 calendar year. The Committee has eliminated individual performance objectives as criteria for payment of awards under the ICBP, and has instead tied potential payouts solely to the achievement of specified corporate (or individual business unit[s]) performance metrics. This change was implemented to encourage management to focus on the Company’s performance and on the achievement of the overall goals and long-term strategic direction set for the Company and its business units by the Board, and to more closely align the interests of participants in the program with those of our shareholders.

•	The Company’s Severance Policy (discussed under “POST TERMINATION BENEFITS” below) was terminated as of April 26, 2012.

•	As the Company’s 2009 Employee Stock Purchase Plan had very few shares remaining available for issuance, it has been suspended for the 2012 and 2013 plan years (and will expire by its terms at the conclusion of the 2013 plan year).

•	Base salaries for most executives were not increased from 2011 levels (and no NEOs received base salary increases in 2012).

KEY DECISIONS FOR 2013

With respect to 2013, no material changes have been made to the Company’s overall compensation philosophy or structure discussed in this Compensation Discussion and Analysis.

ANALYSIS OF DECISIONS WITH RESPECT TO OUR 2012 COMPENSATION PROGRAM

For 2012, the Committee made compensation decisions that were intended to support continued motivation and retention of executives, while recognizing the Company’s recent financial performance as well as continued economic uncertainty, all as described below.

Base Salaries

A minimum base salary for Mr. Schaub and Ms. Carr was determined by their respective employment agreements. In addition, the Company’s agreement with RB, Inc. (effective until March 14, 2013) provided for a specified fee for the services of Mr. Benaroya (who was an employee of RB, Inc. and not of the Company during 2012) as Executive Chairman of the Company (Mr. Benaroya’s current employment agreement with the Company also specifies a base salary, which is subject to reduction only upon specified circumstances). See the section captioned “Employment Contracts and Arrangements” following the Summary Compensation Table below for a description of the material terms and conditions of the fee arrangements with RB, Inc. for the services of Mr. Benaroya, and the Company’s current employment agreements with its NEOs. The Committee annually reviews and approves base salary adjustments for the named executive officers as part of the annual executive assessments, and at the time of any promotion or other change in responsibilities. In this context, the Committee does not rely on predetermined formulas or a limited set of criteria, however, the following “considerations” factor most heavily in the determination of base salary adjustments: (i) the results of the executive assessment for such executive for the previous year; (ii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iii) periodic competitive market and industry information, including a review of national and regional compensation surveys with respect to base salary increases for the year; (iv) the nature and responsibility of the executive’s position; (v) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent and services; (vi) the recommendations of our compensation consultant, if any, (vii) general economic conditions; and (viii) the consumer price index increase for the applicable geographic region for the applicable year. There were no increases to the base salaries of most of the Company’s existing executives (including existing NEOs) in 2012. Ms. Carr’s employment agreement with the Company, however, specifies that (to the extent she remains employed by the Company at such time) her annual base salary for the 2014 calendar year will be increased from $350,000 to $375,000.

2012 Cash Incentive Compensation

The ICBP was in effect for 2012. All named executive officers (other than Mr. Benaroya) participated in the IC Program during 2012. All named executive officers (other than Mr. Sabin, whose employment terminated as of September 11, 2012) will be participants therein for 2013. With respect to 2013, Ms. Carr’s employment agreement specifies that she will be entitled to a minimum guaranteed payment under the ICBP of $50,000.

Operation of the 2012 ICBP

(a)	General

Individuals eligible to participate in the ICBP consist of senior employees who work in specified business units of the Company. Participants for a specified calendar year are determined annually by the Compensation Committee, in consultation with the CEO, or more frequently in the sole discretion of the Committee. The Committee has the sole discretion and authority to determine eligibility, or to terminate eligibility, for participation in the ICBP at any time during a plan year prior to the date of any IC Payment (as defined below) with respect to such year. Unless otherwise provided in a relevant employment agreement, the designation of an employee as a participant in one plan year does not guarantee designation in any subsequent plan year.

Participants generally have the rank of vice president (or its functional equivalent at certain subsidiaries) or above, but titles are not determinative. The relevant business units in 2012 consisted of: (i) Corporate participants; (ii) Sassy participants; (iii) Soft Home participants (Kids Line and CoCaLo); and (iv) LaJobi participants.

Each participant is eligible to participate in the ICBP at a specified level (expressed as a percentage of annual base salary). The percentage for each participant (such participant’s “IC Percentage”) is assigned to such participant by the Committee (unless determined pursuant to the relevant individual’s employment agreement, as in the case of Mr. Benaroya and Ms. Carr for 2013, but no participating NEO during 2012), and is used to determine the amount of incentive compensation that such participant will be eligible to earn for the relevant year in the event that corporate financial objectives applicable to such participant (as described below) are achieved. Subject to specified restrictions set forth in the ICBP, the Committee has the sole discretion to determine, or modify at any time, the IC Percentage of any participant.

The IC Percentages of all participants in the ICBP in 2012 ranged from 20% to 50% of base salary. Unless a specified percentage is set forth in an employment agreement, approval of a participant’s IC Percentage is based primarily on the following “considerations”: (i) the results of the annual executive assessment for such executive for the previous year; (ii) the anticipated difficulty of achieving stated goals and objectives in the coming year; (iii) the value of such executive’s unique skills and capabilities to support long-term performance of the Company; (iv) the contribution of such executive as a member of the executive management team; (v) the contributions of such executive beyond his immediate area of responsibility; and (vi) the importance of retaining the individual along with the competitiveness of the market for the individual’s talent. NEOs, as a result of their higher responsibility levels and greater ability to impact Company performance, generally have IC Percentages in excess of those of less senior executives. During 2012, the IC Percentage and participant group for each NEO (other than Mr. Benaroya, who was not an employee of the Company during 2012, and Ms. Carr, each of which did not participate in the ICBP for such year) was as set forth in the table in paragraph (b) below.

Each participant’s IC Percentage multiplied by such participant’s annual base salary equals such participant’s “Target IC”, which is used to determine the amount of incentive compensation that such participant is eligible to earn for the relevant year in the event that corporate financial objectives applicable to such participant are achieved. As is explained below, however, the maximum amount of compensation that could have been earned under the ICBP in 2012 was greater than the Target IC in the event that “stretch” goals were achieved by the Company.

Although potential incentive compensation for participants under the Company’s prior IC Program was comprised of two separate components: a corporate performance component and an individual goals and objectives component, as a result of the focus of the Company on objective measures of financial performance discussed above, the individual goals and objectives component has been eliminated from the ICBP.

(b) Establishing Corporate Objectives

Achievement of any award under the ICBP is based entirely on attainment of specified corporate financial objective(s) for the Company (or relevant business unit[s] thereof) for the applicable year. Specifically, annual corporate financial objectives for each participant consist of three separate levels of achievement (“Targets”) with respect to one or several measures of operating performance specified in the ICBP, such as operating income, Adjusted EBITDA, etc. (the “Chosen Metric”). Both the Chosen Metric and the Targets required are determined annually by the Committee in its sole discretion. The Chosen Metric for all participant groups during 2012 was Adjusted EBITDA (either consolidated or that of a specified business unit or units, as applicable), which was defined for this purpose as net income before net interest expense, provision for income taxes, depreciation, amortization and other non-cash, special or non-recurring charges. The Committee believes Adjusted EBITDA to be an appropriate metric by which to measure performance because it is a measure of cash flow that provides the flexibility needed to adjust for special circumstances that affect the Company from time to time and therefore provides an opportunity to measure performance from different periods in a more consistent manner. For 2012, the Committee made no additional adjustments (beyond those already incorporated into the definition of Adjusted EBITDA for all participant groups) for any participant group in which any NEO was a member. However, the Committee did adjust out additional specified professional fees in the approximate amount of $200,000 incurred in connection with a civil trial in determining Adjusted EBITDA for Sassy participants, as it felt that such fees were not reflective of Sassy’s ongoing operations, and their inclusion would have had the effect of not giving recognition to Sassy’s positive contribution to the Company’s results for 2012. As a result, Sassy participants achieved the Minimum Target under the ICBP for 2012. Targets are typically based on budgets for the relevant year (although this is not required). Targets are calculated to include a reserve to fund ICBP payments. We have not disclosed target levels for the ICBP because we believe such disclosure will cause competitive harm to the Company with regard to various short-term business strategies and goals. The Targets for 2012 were set at amounts that exceeded 2011 results for the Corporate and Sassy business units, and at amounts that were below 2011 results for the Soft Home and LaJobi business units. The Targets for 2012 were based on consolidated Company Adjusted EBITDA for Corporate participants. Targets for Sassy, Soft Home (Kids Line and CoCaLo), and LaJobi participants were based on their respective Adjusted EBITDA (the combined Adjusted EBITDA of Kids Line and CoCaLo in the case of Soft Home participants).

For participants (including all NEOs other than Mr. Benaroya and Ms. Carr, who did not participate in the ICBP in 2012), the Targets for 2012 consisted of the following: (i) if the Company, or relevant business unit[s] thereof, as applicable, achieved between 85% of the Target (the “Minimum Target”) and 99% of the Target, then 20% to 99% (on a straight line sliding scale) of the Target IC of a participant would be payable to such participant; (ii) if the Company, or a relevant business unit[s] thereof, achieved the Target, then the entire Target IC of a participant would be payable to such Participant; and (iii) if the Company, or a relevant business unit[s] thereof, achieved between 101% and 120% of the Target (such 120% level, the “Maximum Target”), then a stretch payment of 101% to 200% (on a straight line sliding scale) of the Target IC of a participant would be payable to such participant. No payments under the ICBP will be made for performance below the Minimum Target, and no payments in excess of 200% of a Participant’s Target IC will be made to such participant for performance above the Maximum Target. Notwithstanding the foregoing, no IC Payments (as defined below) will be made to any individual participant in any plan year in excess of $1.5 million. The Committee shall have sole discretion to modify each of the percentages referenced above each new plan year. The Committee may adjust the Targets established for a particular calendar year to account for extraordinary events which may affect the determination of performance, in order to avoid distortions in the operation of the ICBP. Such events may include, without limitation, special charges and other extraordinary items or significant acquisitions or divestitures. No such adjustments were made to the Targets for any participant group during 2012, but see above for a description of exclusions made to determine Adjusted EBITDA for Sassy participants in 2012.

Achievement of the Target generally represents a slight “stretch”, representing how the Company would perform if it achieved budgeted amounts, recognizing that the budgets are generally set at slightly optimistic levels, whereas the Maximum Target is designed to be a true “stretch” goal for the Company or the relevant business unit[s] thereof (typically 120% of Target). From 2005 (the first year that the Company’s prior IC Program was in effect) through 2012, current participant groups achieved objective corporate performance as follows (where “X” signifies that the Minimum Target was not reached; and a designation of “Min. Target”, “Target” or “Max. Target” signifies that that such respective Target level was either reached or exceeded):

Participant Group	2005	2006	2007	2008	2009	2010	2011	2012
Corporate	N/A	Target	Min. Target	X	Target	X	X	X
Sassy	X	X	X	X	X	Min. Target	Min. Target	Min. Target
Kids Line*	Target	Target	Target	X	Target	X	X	X
LaJobi	N/A	N/A	N/A	Target	Target	X	X	X
CoCaLo*	N/A	N/A	N/A	X	Target	Min. Target	X	X

*	Note that under the ICBP, first effective in 2012, Kids Line and CoCaLo participants are deemed to be members of the “Soft Home” participant group, and their Targets are based on the achievement of combined Kids Line/CoCaLo Adjusted EBITDA.

The Maximum Target was not achieved by any participant group in any year. Generally, the Company seeks to maintain the relative difficulty of achieving the target levels from year to year.

The Chosen Metric may change from year to year, different measurements may be used for different business units and/or the Company within the same year; the Targets will likely change each year; and the Chosen Metric and related Targets may differ for each participant. All determinations by the Committee with respect to (i) the Chosen Metrics, (ii) the applicable Targets and (iii) whether and/or to what extent the Company (or the relevant business unit[s]) has achieved the applicable Targets are final and binding on all participants. In determining whether any of the Targets were achieved for the year, the Committee may exercise its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events reported in the Company’s public filings that it believes were not driven by the current performance or that otherwise had a distorting positive or negative impact relative to the performance of our executives. For 2012, the Committee made no additional adjustments (beyond those already incorporated into the definition of Adjusted EBITDA for all participant groups) for any participant group in which any NEO was a member in 2012. See the discussion above, however, for a description of exclusions made to determine Adjusted EBITDA for Sassy participants in 2012.

A participant must be employed by the Company at the time that IC Payments are made in order to receive any amounts otherwise payable to such participant under the ICBP for the preceding year. The Committee is authorized to make all decisions with respect to the administration of the ICBP, subject to certain limitations specified therein.

The following table sets forth information with respect to potential and actual awards under the ICBP for participating NEOs during 2012:

NEO	Participant Group	Applicable %	Potential Award for Min. Target	Potential Award for Target	Potential Award for Max. Target	Amount Awarded	% of Base Salary
Guy Paglinco	Corporate	45	$24,446	$122,231	$244,463	$0	0
Marc Goldfarb	Corporate	50	$34,154	$170,769	$341,537	$0	0
Richard Schaub	LaJobi	50	$37,500	$187,500	$375,000	$0	0
David C. Sabin	Soft Home	50	$47,500	$237,500	$475,000	$0	0

2012 Incentive Compensation for Mr. Benaroya

The agreement between RB, Inc. and the Company for Mr. Benaroya’s services as Executive Chairman (from September 2011 until March 2013 when he became President and CEO of the Company) specified that he would not participate in any bonus program, employee benefit plan or other compensation arrangement maintained by the Company. As a result, no incentive compensation was payable or paid to Mr. Benaroya in 2012. Mr. Benaroya, however, is a participant in the ICBP for 2013, with an IC Percentage of 50%. See “CEO COMPENSATION”, and “Employment Contracts and Arrangements — Mr. Benaroya” below.

2012 Equity Grants

The specific amount of an equity grant to an executive depends on the individual’s position, scope of responsibility, ability to affect profits and shareholder value, the individual’s historic and recent performance, the value of equity awards in relation to other elements of total compensation, as well as the performance of the Company or the relevant operational group. Other than the 401k plans maintained by the Company and each of its subsidiaries (discussed below), we do not currently maintain any supplemental retirement plans for executives or other executive programs that reward tenure (however, we may consider the implementation of such plans in the future if deemed appropriate, and certain NEOs have individual severance arrangements with the Company described in “Employment Contracts and Arrangements” and “Potential Payments Upon Termination or Change in Control” below). We consider that equity awards and the resulting stock ownership are our method of providing for a substantial part of an executive’s retirement and wealth creation. Since equity awards are our primary contribution to an executive’s potential long-term wealth creation, we determine the size of the grants with that consideration in mind. We intend that our executives will share in the creation of value in the Company but will not have substantial guaranteed benefits at termination if value has not been created for shareholders.

As a result of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our executive officers and key employees, the Committee now utilizes forms of equity awards in addition to stock options and restricted stock. In granting equity awards, the Committee typically determines a dollar value of equity awards to grant to each recipient. This dollar value is based on long-term incentive multiples (“LTI Multiples”) previously established for the Company’s executive positions (as described below). During 2007, REDA was retained by the Compensation Committee to review, among other things, proposed equity grants for the Company’s executives as part of a broader executive compensation market study prepared for the Committee by REDA. In connection with such study, REDA established LTI Multiples for specified Company executive positions, based on multiples applicable to various high-level executive positions measured in their study. With respect to Company executive positions not measured in REDA’s study, LTI Multiples were established based on typical market relationships between the CEO, the measured positions, and the Company’s non-measured positions (taking into account individual Company and position circumstances, as well as salary band information). Such LTI Multiples are applied to current salaries of the Company’s top executives, including its NEOs, in order to determine market-based equity grant values for such executives. For executives, this dollar value is translated into a number of stock options or SARs based on a Black-Scholes analysis and/or restricted stock or RSUs based on the fair market value of the Company’s common stock on the date of grant. In March of 2012, the NEOs other than Mr. Benaroya (who was not an employee of the Company during 2012) and Ms. Carr (whose employment with the Company commenced in September of 2012) received a grant of SARs and RSUs.

In connection with the determination of the amount of such grants for 2012, the CEO prepared equity grant recommendations for executives, including all NEOs (other than himself), for presentation to the Compensation Committee. Such recommendations began with an analysis of whether the existing LTI Multiples required further adjustment based on the current circumstances applicable to the Company, as well as the individual NEO or other executive in question (in 2010, a 40% across-the board reduction in such multiples was implemented as a result of the significantly reduced Black Scholes valuation from the time the LTI Multiples were originally established in order to prevent unwarranted dilution). In order to limit the size of potential grants and to again prevent unwarranted dilution, the CEO recommended that the existing reduced LTI Multiples be further reduced (the “2012 LTI Multiples”). Using such further reduced 2012 LTI Multiples, an aggregate equity-award value for each NEO and other executive was determined, and a 75% SAR/25% RSU split, consistent with prior years, was applied to determine specific preliminary award recommendations. Additional adjustments were then made to individual awards to “round” the proposed amounts. The CEO then considered whether other modifications were required to be made to individual grants, based on the subjective factors described above. Once the final award recommendations were determined by the CEO, the relative appropriateness of the proposed grants was presented to the Compensation Committee for confirmation or further adjustment. With respect to the 2012 grants, the Compensation Committee confirmed the proposals with respect to the NEOS (and other executives to whom grants were made), after an assessment as to the appropriateness of the individual awards based on various metrics including the size of relative grants across business units, a review of total grants to each business unit relative to overall financial contribution of such business units, comparison to prior grants in size, scope and value, and comparison to budgets and other factors.

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

See the “2012 Outstanding Awards at Fiscal Year End” table and accompanying footnotes below for a description of the material terms and amounts of outstanding equity held as of December 31, 2012 by the named executive officers.

OTHER ELEMENTS OF COMPENSATION AND RELATED BENEFITS

Perquisites

We limit the perquisites that we make available to our executive officers. Executives are entitled to few benefits that are not otherwise available to all of our employees. The perquisites provided to the CEO and the other NEOs in 2012 are described in footnote (6) to the Summary Compensation Table below. The Company and its subsidiaries currently maintain separate health insurance plans, which are the same for all employees within a particular company, however, the Company intends to adopt a single Company-wide health and dental insurance plan during 2013.

40l(k) Plan

The Company and each of its subsidiaries offer eligible employees the opportunity to participate in a retirement plan (the “401(k) Plans”) that is based on employees’ pretax salary deferrals pursuant to Section 401(k) of the Code. The Company, LaJobi and Sassy match a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributes 3% of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). See the section captioned “Termination of Employment and Change-In-Control Arrangements” below for a more detailed description of the 401(k) Plans. See the Summary Compensation Table for amounts contributed to the named executive officers under the 401(k) Plans during 2012. The objective of these programs is to help provide financial security into retirement, and to reward and motivate tenure and recruit and retain talent in a competitive market. The Company intends to consolidate the 401(k) Plans into one Company-wide plan during 2013.

Employee Stock Purchase Plan

Under the Company’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”), eligible employees, including the NEOs, were provided the opportunity to purchase the Company’s common stock at the lesser of 85% of the closing market price of the Company’s common stock on either the first trading day or the last trading day of the plan year. We felt that offering the opportunity to purchase our stock at a discount to our employees (including our executives) encouraged the alignment of their interests with those of our shareholders. “Options” were granted to participants as of the first trading day of each calendar year, and could be exercised as of the last trading day of each plan year, to purchase from the Company the number of shares of common stock that could be purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year, an eligible employee could elect to participate in the plan by authorizing a payroll deduction of up to 10% (in whole percentages) of his or her compensation. No participant had the right to purchase Company common stock under this plan that has a fair market value in excess of $25,000 or the right to purchase more than 25,000 shares in any plan year. If an employee did not elect to exercise his or her “option”, the total amount credited to his or her account during that plan year was returned to such employee without interest, and his or her “option” expired. The 2009 ESPP has been suspended for the 2012 and 2013 plan years (and barring further action by the Committee, will expire by its terms at the conclusion of the 2013 plan year).

POST-TERMINATION BENEFITS

Individual Employment Agreements

See “Employment Contracts and Arrangements” and “Potential Payments on Termination or Change in Control” below for a description of individual severance arrangements (including equity acceleration) between the Company and specified NEOs under various termination of employment events.

Equity Grants

See “Termination of Employment and Change-In-Control Arrangements” below for a description of the acceleration of vesting and the period of exercisability of equity granted by the Company to executives under its Equity Incentive Plan and predecessor plan under various termination of employment events.

Change in Control Letters

The Company issued letters, effective April 26, 2012, to each of Messrs. Paglinco and Goldfarb, stating that if the employment of the executive officer is terminated by the Company without Cause, or by such executive officer for Good Reason within the 365-day period following the consummation of a Change in Control (each as defined below), such executive officer would be entitled to the benefits set forth below, notwithstanding anything to the contrary in any other benefit or compensatory plan maintained by the Company, including, but not limited to, any other severance arrangements between the executive and the Company, the ICBP, any award agreement governing the relevant equity, or the plan pursuant to which such equity was issued:

1.	Severance payments equal to 12 months of base salary in effect on the termination date; 12 months of continued medical, dental and other applicable insurance benefits; and 12 months’ continuation of any automobile perquisite in effect on the date of termination. These payments and benefits (as well as those described below) will not be reduced or terminated in the event of the subsequent employment of the applicable executive officer.

2.	Bonus amounts earned and not yet paid under the ICBP, if any, for the year prior to the year in which such termination occurs solely to the extent earned amounts thereunder were not paid as a result of the timing of such termination; and a pro rata portion of such executive’s bonus under the ICBP, if any, for the year in which such termination occurs in an amount equal to the pro rata portion of the amount that would otherwise be payable to him if the “target” level of such bonus had been achieved for the entire year and he was entitled to payment of such amount under the terms of the applicable incentive compensation program (the “Annual Target Amount”), provided, that the amount payable will in no event exceed 25% of the Annual Target Amount.

3.	Any unvested equity granted to the executive officer by the Company (or substituted by the Company upon such Change in Control) that remains outstanding immediately prior to such termination will become immediately vested or non-forfeitable, and in the case of stock options, stock appreciation rights and similar grants, will remain exercisable for the period set forth in the applicable award agreement.

For purposes of the Change of Control Letters, a “Change in Control” is generally defined to occur when: (i) any person or group (other than specified existing 5% owners) becomes the beneficial owner of more than 30% of the Company’s voting securities (subject to specified exceptions); (ii) as a result of any proxy solicitation made otherwise than on behalf of the Board, specified continuing directors cease to be a majority of the Board; (iii) the merger, consolidation, other business combination, or sale or all or substantially all of the Company, other than one following which the then-existing stockholders continue to be the beneficial owners of at least 70% of the Company’s or resulting (or purchasing) entity’s voting securities (in substantially the same proportions); or (iv) consummation of a recapitalization or similar transaction in which any person or group (other than specified existing 5% owners), becomes the beneficial owner of more than 30% of the Company’s voting securities, so long as the foregoing transactions satisfy the definition of a “change in control event” as defined under Section 409(A) of the Code. In addition, under the Change in Control letters: “Cause” with respect to the relevant individual means: (a) his willful or grossly negligent failure to perform his duties, (b) serious misconduct, including, but not limited to, any unauthorized disclosure of the Company’s non-public information, or (c) any other conduct intended to, or which the Company determines has or is reasonably likely to, adversely affect the interests of the Company, including, but not limited to, commission of, or indictment or conviction for, any criminal act; and “Good Reason” means the occurrence of any of the following events after a Change in Control (without the relevant individual’s consent): (A) material diminution in the importance of his position, status or authority; (B) a material reduction in his aggregate compensation or benefits; (C) a failure of any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) of the Company to assume in writing (or by operation of law in a merger) the obligations of the Company under such letters; or (D) the Company’s requiring him to relocate outside of New York City or New Jersey (subject to notice and a 15 day cure period, if applicable).

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

Severance Policy

The Company’s severance policy was terminated as of April 26, 2012. Prior to such termination, it applied generally to employees who were domestic vice presidents or above and who were designated as participants in the plan by the Committee (including the NEOs other than Mr. Benaroya and Ms. Carr). This severance policy generally provided that in the event of a termination by the Company without cause, participants would be granted specified severance benefits (base salary continuation, health and dental insurance coverage, and a temporary continued car allowance) for a duration (up to 12 months) based on their tenure with the Company. In addition, effective March 30, 2007, the severance policy specified that in the event that the employment of eligible vice presidents was terminated in connection with the consummation of certain corporate transactions, the severance payments and benefits applicable to such terminated individual would be extended by an additional 4 months up to a maximum severance period of 12 months. This trigger was deemed appropriate to provide a limited degree of income protection to our executives in the event of a termination of employment by the Company other than for cause. We felt that the amounts provided pursuant to this plan were appropriately based on years of service and were reasonable in the context of our total compensation program. However, in light of the Company’s recent financial performance, continued challenging economic conditions, and in order to emphasize our pay-for-performance philosophy discussed in “Compensation Philosophy and Overview” above, this policy was terminated in April of 2012.

CEO COMPENSATION

Mr. Benaroya (acting CEO during 2012)

The Company entered into an agreement with RB, Inc., a Delaware corporation wholly-owned by Mr. Benaroya, effective September 12, 2011, to provide for the full-time services of Mr. Benaroya as interim Executive Chairman and acting CEO until the earlier of: (i) December 31, 2011; and (ii) the appointment of a new chief executive officer or written notice from the Company. A fee of $300,000 was paid by the Company to RB, Inc. for Mr. Benaroya’s services during this period.

On February 14, 2012, this agreement was modified and extended (by letter agreement), pursuant to which RB, Inc. agreed to continue to provide the full-time services of Mr. Benaroya as interim Executive Chairman and acting CEO of the Company on a month-to-month basis, effective as of January 1, 2012, subject to termination by either the Company or RB, Inc. at any time upon ten days written notice to the other party, for a fee of $100,000 per calendar month during such continuation period. Notwithstanding the stated contractual amount, commencing as of September 2012, RB, Inc. advised the Company to reduce the fee to $75,000 per calendar month. Upon termination of the agreement (as of March 14, 2013), the fee payable for the month of termination was prorated to reflect the actual number of days in such month during which such agreement was in effect. Mr. Benaroya was not paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. See the Summary Compensation Table for a description of the elements of Mr. Benaroya’s compensation during 2012.

On March 14, 2013, Mr. Benaroya was appointed President and Chief Executive Officer of the Company. Although the Company intends to appoint a non-executive Chairman of the Board, Mr. Benaroya will continue to serve as Chairman until his successor is appointed, and is expected to continue as a Board member thereafter. In determining the various components of Mr. Benaroya’s compensation package at the time of the commencement of his employment, the Committee reviewed a variety of factors it deemed appropriate, including, but not limited to, Mr. Benaroya’s responsibilities and prior experience, most current compensation, scope of the position, the current operational position of the Company, the desire to link a substantial portion of Mr. Benaroya’s compensation package to the Company’s near and long-term future performance, comparables provided by the executive search firm retained by the Company, as well as the Company’s current challenges and future plans. As a result of this analysis and negotiations between Mr. Benaroya and the Company, on March 14, 2013, the Company entered into an employment agreement with Mr. Benaroya as President and Chief Executive Officer of the Company. See the section captioned “Employment Contracts and Arrangements” for a description of the material provisions of Mr. Benaroya’s current employment agreement, including incentive compensation, equity grants, perquisites and post-termination benefits.

OTHER COMPENSATION POLICIES AND CONSIDERATIONS

2012 “Say -on-Pay” Advisory Vote on Executive Compensation and Frequency of Say-on-Pay Votes

At the Annual Meeting of Shareholders of the Company held on August 14, 2012 (the “2012 Annual Meeting”), we provided shareholders a “say on pay” advisory vote on our executive compensation. At the 2012 Annual Meeting, approximately 99% of the votes cast on this “say-on-pay” vote were voted in favor of the proposal. The Committee believes that the results of this vote indicate that our shareholders are generally supportive of our approach to executive compensation. As a result, the Committee did not make any changes to our executive compensation program and policies as a result of the 2012 “say on pay” advisory vote. In the future, we will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding our NEOs, as well as the other factors described in this Compensation Discussion and Analysis as impacting the evaluation of our executive compensation programs, including our assessment of the interaction of our compensation programs with our compensation philosophy, and whether such programs meet our stated objectives.

At the Company’s 2011 Annual Meeting of Shareholders, the Company’s shareholders (by a plurality of votes cast) recommended, on an advisory basis, that the Company’s future advisory votes on executive compensation be held every year. Based on the shareholders’ recommendation and other factors, on December 6, 2011, the Board determined that it will include advisory votes on executive compensation in its proxy materials every year until the next advisory vote on the frequency of shareholder advisory votes on executive compensation, which will occur no later than the Company’s Annual Meeting of Shareholders in 2017.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on such review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in its Annual Report on Form 10-K for the year ended December 31, 2012 (as amended), and the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company.

Kid Brands, Inc. Compensation Committee

Frederick Horowitz (Chair), Mario Ciampi and Hugh R. Rovit

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2012, the following were members of the Compensation Committee: Messrs. Horowitz, Ciampi and Rovit. Mr. Ciampi, a Prentice Director, is a partner of Prentice, and a manager and member of an affiliate of Prentice. No member of the Compensation Committee is or ever has been an officer or employee of the Company or any of its subsidiaries, and no “compensation committee interlocks” existed during 2012.

Summary Compensation Table

The following table sets forth compensation for the years shown awarded to, earned by, paid to or accrued for the benefit of the principal executive officer of the Company, the principal financial officer of the Company, the three most highly compensated executive officers of the Company during 2012 other than the foregoing, who were in each case serving as executive officers on December 31, 2012, and one individual (Mr. Sabin) who would have so qualified had he been serving as an executive officer on December 31, 2012 (collectively, the “named executive officers”, or the “NEOs”).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Comp. ($)(5)	All Other Comp. ($)(6)	Total ($)
Raphael Benaroya (A)(B) Executive Chairman and Acting CEO	2012 2011	1,050,000 431,500	n/a n/a	n/a 25,850	n/a 49,009	n/a n/a	n/a n/a	1,050,000 506,359
Guy A. Paglinco VP and CFO	2012 2011 2010	271,625 269,077 265,000	— — —	22,650 — 50,300	45,434 — 94,080	— — —	17,526 17,339 17,339	357,235 286,416 426,719
Kerry Carr (B)(C) EVP and COO	2012	169,231	—	—	339,709	n/a	1,663	510,603
Marc. S. Goldfarb Senior Vice President and General Counsel	2012 2011 2010	341,537 338,333 333,207	— — —	26,425 — 60,360	53,006 — 117,600	— — —	21,261 21,061 21,061	442,229 359,394 532,228
Richard F. Schaub, Jr. (B) President – LaJobi	2012 2011	375,000 364,327	— 30,000	22,650 85,000	45,434 271,000	— —	12,751 130,660	455,835 880,987
David C. Sabin (D) President – Kids Line and CoCaLo	2012 2011 2010	328,846 475,000 475,000	— — —	32,075 — —	53,006 — —	— — 15,000	178,470 16,867 41,471	592,397 491,867 531,471

(A)	From September 12, 2011 through March 14, 2013, pursuant to the terms of an agreement between the Company and RB, Inc., Raphael Benaroya, already Chairman of the Board, was appointed by the Board to the position of interim Executive Chairman, to serve as the acting chief executive of the Company. During such period, Mr. Benaroya was an employee of RB, Inc. and not the Company. On March 14, 2013, Mr. Benaroya became the Company’s President and Chief Executive Officer (and remains Chairman of the Board).
(B)	Information with respect to Ms. Carr is provided for 2012 only, and for Messrs. Benaroya and Schaub is provided for 2012 and 2011 only, as none of them was a named executive officer prior thereto.
(C)	Ms. Carr became an executive officer of the Company on September 12, 2012. Ms. Carr served as a consultant to the Company prior thereto commencing June 2012, at a monthly salary of $25,000.
(D)	Mr. Sabin resigned as President of Kids Line and CoCaLo on September 11, 2012, and in connection therewith, forfeited all stock and option awards granted to him in 2012. See the first “*” to the “2012 Outstanding Equity Awards at Fiscal Year End” table below for a description of the disposition of all equity grants made to Mr. Sabin as a result of his resignation.

(1)	With respect to Mr. Benaroya during 2011, $131,500 of the total in the salary column in the table above represents amounts paid to him in consideration for his service as Chairman of the Board (including special committee fees) prior to his appointment as interim Executive Chairman and acting CEO as of September 12, 2011. The remainder of the total in the salary column for 2011, and all amounts in the salary column in the table above for 2012, represent amounts paid to RB, Inc. pursuant to its agreement with the Company for the provision of Mr. Benaroya’s services as interim Executive Chairman and acting CEO (which terminated as of March 14, 2013). During the term of such engagement, Mr. Benaroya did not receive directors’ fees, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. See “Employment Contracts and Arrangements” below.

With respect to Ms. Carr, includes $75,000 paid to her in connection with her service as a consultant to the Company from June 2012 until her appointment as Executive Vice President and Chief Operating Officer on September 12, 2012.

Messrs. Paglinco and Goldfarb participated in the 2009 ESPP during 2011 and 2010. In connection therewith: (i) for 2011, each of Messrs. Paglinco and Goldfarb authorized payroll deductions equal to an aggregate of $21,250, and each purchased an aggregate of 7,899 shares of Common Stock pursuant thereto as of December 30, 2011; and (ii) for 2010, each of Messrs. Paglinco and Goldfarb authorized payroll deductions equal to an aggregate of $21,250, and each purchased an aggregate of 5,339 shares of Common Stock pursuant thereto as of December 31, 2010. See “Employee Stock Purchase Plan” under the section captioned “Other Elements of Compensation and Related Benefits” in the Compensation Discussion and Analysis for a description of the 2009 ESPP (which has been suspended for the 2012 and 2013 plan years). Annual base salaries applicable for 2011 for Messrs. Paglinco, Goldfarb and Schaub were somewhat higher than the amounts shown herein, as base salary increases became effective as of April 1, 2011.

(2)	Mr. Schaub became the President of Sassy in February 2010, and also became the President of LaJobi in March of 2011 (at which time he became a “LaJobi” participant under the Company’s IC Program for 2011). In June of 2011, Dean Robinson was appointed as the President of Sassy, and Mr. Schaub became the group head of Sassy during a transition period that ended at the end of 2012, as well as continuing as President of LaJobi. Although LaJobi participants (including Mr. Schaub) did not qualify for any payment under the corporate component of the IC Program for 2011, as a result of Mr. Schaub’s leadership at Sassy (as President until the appointment of Mr. Robinson and as the group head thereafter), the Committee used its discretion to award Mr. Schaub the amounts set forth in the table in 2011 as a bonus.

(3)	Reflects the aggregate grant date fair value of awards for the years shown, computed in accordance with FASB ASC Topic 718, with respect to issuances of RSUs to the individuals in the table. These amounts reflect the Company’s accounting expense and do not necessarily correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2012, 2011 and 2010 can be found in: (i) the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”), in footnote 14 to the Notes to Consolidated Financial Statements; (ii) the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”), in footnote 14 to the Notes to Consolidated Financial Statements; and (iii) the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”), in footnote 15 to the Notes to Consolidated Financial Statements, respectively. Further information regarding 2012 awards is included in the “2012 Grants of Plan-Based Awards” table below. For Mr. Sabin in 2012, includes $5,650, representing the incremental fair value as of the modification date of 5,000 RSUs originally granted to him in 2009 (as part of an original grant of 25,000 RSUs), which would have otherwise been forfeited upon his resignation on September 11, 2012, but were permitted to remain outstanding and vest in accordance with their terms on December 11, 2012 (as partial consideration for a release).
(4)	Reflects the aggregate grant date fair value of awards for the years shown, computed in accordance with FASB ASC Topic 718, with respect to issuances of options and/or SARs to the individuals in the table. These amounts reflect the Company’s accounting expense and do not necessarily correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for 2012, 2011 and 2010 can be found in: (i) the 2012 10-K, in footnote 14 to the Notes to Consolidated Financial Statements; (ii) the 2011 10-K, in footnote 14 to the Notes to Consolidated Financial Statements; and (iii) the 2010 10-K, in footnote 15 to the Notes to Consolidated Financial Statements, respectively. Further information regarding 2012 awards is included in the “2012 Grants of Plan-Based Awards” table below.
(5)	With respect to 2010, represents amounts earned under the IC Program by Mr. Sabin for such year. No NEOs received awards under the IC Program for 2011 or the ICBP for 2012, but see footnote (2) above for information regarding a discretionary bonus awarded to Mr. Schaub in 2011.

(6)	The perquisites and other personal benefits included within the “All Other Compensation” for each named executive officer are as follows:

			Income
			Recognized
			from
		Annual	Provision of	Extra
		Car	Group Term	Week	Contributions
		Allowance	Life Insurance	Vacation	to 401(k)	Other	Total
Name	Year	(a)	($)(b)	($)(c)	Plans ($)(d)	($)(e)	($)
Raphael Benaroya	2012	n/a	n/a	n/a	n/a	n/a	n/a
	2011	n/a	n/a	n/a	n/a	n/a	n/a
Guy A. Paglinco	2012	9,600	426	n/a	7,500	n/a	17,526
	2011	9,600	389	n/a	7,350	n/a	17,339
	2010	9,600	389	n/a	7,350	n/a	17,339
Kerry Carr	2012	n/a	48	n/a	1,615	n/a	1,663
Marc S. Goldfarb	2012 2011 2010	13,200 13,200 13,200	561 511 511	n/a n/a n/a	7,500 7,350 7,350	n/a n/a n/a	21,261 21,061 21,061
Richard Schaub	2012	n/a	80	7,212	5,459	n/a	12,751
	2011	n/a	80	7,212	n/a	123,368	130,660
David C. Sabin	2012	n/a	345	9,135	n/a	168,990	178,470
	2011	n/a	382	9,135	7,350	n/a	16,867
	2010	7,308	419	18,269	7,350	8,125	41,471

(a)	During a portion of 2010, Mr. Sabin received the benefit of the use of an automobile that had been previously leased by Kids Line (the lease expired during 2010, and no other automobile benefits were provided to Mr. Sabin thereafter).
(b)	Such group term life insurance coverage is generally provided to all employees. Amounts represent the portion of the premium paid for amounts in excess of the limits for tax purposes.
(c)	Each NEO other than Mr. Benaroya is entitled to three weeks of annual paid vacation (as compared to Company policy based on tenure), which in 2012 and 2011 reflected one extra week for each of Messrs. Sabin and Schaub; and in 2010 reflected an extra two weeks for Mr. Sabin. Mr. Benaroya was an employee of RB, Inc. during 2012, and pursuant to his employment agreement with the Company, commencing March 14, 2013, Mr. Benaroya is entitled to four weeks of annual paid vacation commencing in 2013, reflecting an additional two weeks based on tenure.
(d)	Amounts represent the relevant employer’s match to contributions under the 401(k) Plans on the same basis as provided to all employees. Does not include investment gains or losses under the 401(k) Plans. Because the contributions to the 401(k) Plans are not fixed, and because it is impossible to calculate future income, it is not currently possible to calculate an individual participant’s retirement benefits.
(e)	With respect to Mr. Sabin in 2012, represents amounts paid in 2012 in connection with the termination of his employment as of September 11, 2012 (consisting of $144,327 in base salary, $4,663 in reimbursement of COBRA premiums, and $20,000 as reimbursement for certain expenses related to his temporary housing and automobile in Los Angeles, as well as related moving expenses and certain legal expenses). The Company also agreed that the 5,000 restricted stock units (out of an original grant of 25,000 restricted stock units issued to Mr. Sabin on December 11, 2009) scheduled to vest on December 11, 2012 would not be forfeited by Mr. Sabin in connection with his departure, and were permitted to vest in accordance with their terms. See “2012 Outstanding Equity Awards at Fiscal Year End” table below. Aggregate amounts payable to Mr. Sabin as a result of such termination are discussed under the caption “Actual Terminations in 2012” below. With respect to Mr. Sabin for 2010, consists of a two-month housing reimbursement ($2,197), moving expenses ($5,328) and airfare reimbursement for four weekends ($600) in connection with his relocation to Los Angeles, all in accordance with the terms of his employment agreement. With respect to Mr. Schaub, reflects reimbursement for temporary housing ($3,864) incurred in 2011 associated with his required business travel to Kentwood, Michigan and the reimbursement of expenses of $119,504 (including house closing costs of $59,497, moving expenses of $17,364 and tax gross-up amounts of $42,643) incurred in 2011 associated with his relocation to New Jersey in connection with his appointment as President of LaJobi in March of 2011.

2012 Grants of Plan-Based Awards

The following table provides information with respect to non-equity incentive plan awards to the NEOs in 2012 as well as equity awards made to the NEOs in 2012.

			Estimated Possible(1) Payouts Under Non-equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option/ SAR	Grant Date Fair Value of Stock and Option
Name	Plan	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)	Stock or Units (#)	Options/ SARs (#)	Awards ($/ Sh)(4)	Awards ($)(5)
Raphael Benaroya	ICBP		n/a	n/a	n/a
	EI Plan								n/a	n/a	n/a	n/a
Guy Paglinco	ICBP	—	24,446	122,231	244,463
	EI Plan	3/9/12							7,500			22,650
	EI Plan	3/9/12								22,500	3.02	45,434
Kerry Carr (2)	ICBP		n/a	n/a	n/a
	Inducement Grant	9/14/12								373,134	1.34	339,709
Marc Goldfarb	ICBP	—	34,154	170,769	341,537
	EI Plan	3/9/12							8,750			26,425
	EI Plan	3/9/12								26,250	3.02	53,006
Richard F. Schaub, Jr.	IC Program	—	37,500	187,500	375,000
	EI Plan	3/9/12							7,500			22,650
	EI Plan	3/9/12								22,500	3.02	45,434
David Sabin (3)	ICBP	—	47,500	237,500	475,000
	EI Plan	3/9/12							8,750			26,425
	EI Plan	3/9/12								26,250	3.02	53,006

(1)	The numbers in the table represent potential payouts under the ICBP for 2012 with respect to Messrs. Paglinco, Goldfarb, Schaub and Sabin. Neither Mr. Benaroya nor Ms. Carr were participants in the ICBP in 2012, however, they are each participants thereof in 2013 (Ms. Carr’s employment agreement with the Company specifies that for 2013 only, she is to receive a guaranteed $50,000 bonus payment thereunder). No amounts were actually earned by any participating NEO during 2012 under the ICBP.

(2)	Ms. Carr was made an inducement grant of stock appreciation rights (outside of the Company’s Equity Incentive Plan, as a result of the limited number of shares remaining available for grant thereunder) in connection with the execution of her employment agreement with the Company as of September 12, 2012.
(3)	The awards of RSUs and SARs granted to Mr. Sabin on March 9, 2012 and set forth in the table above were forfeited in their entirety by him as a result (and on the date) of Mr. Sabin’s resignation from the Company on September 11, 2012.
(4)	All awards set forth under this column represent grants of SARs. The exercise price of the SARs is equal to the closing price of our Common Stock on the NYSE on the date of grant.
(5)	Amounts represent the grant date fair value of: (i) the grant of SARs to each of: Mr. Paglinco (22,500), Ms. Carr (373,134), Mr. Goldfarb (26,250), Mr. Schaub (22,500) and Mr. Sabin (26,250) during 2012; and (ii) the grant of RSUs to each of Messrs. Paglinco (7,500), Goldfarb (8,750), Schaub (7,500), and Sabin (8,750) during 2012, in each case computed in accordance with FASB ASC Topic 718. All grants (other than the inducement grant of SARs to Ms. Carr) were made under the EI Plan. All grants set forth in the table above vest ratably over a five year period, commencing March 9, 2013 with respect to grants made under the EI Plan, and commencing September 14, 2013 with respect to the SAR grants to Ms. Carr (other than the grants to Mr. Sabin which were forfeited in connection with his resignation from the Company on September 11, 2012). Assumptions used in determining the grant date fair values of these awards can be found in the 2012 10-K, in footnote 14 to the Notes to Consolidated Financial Statements. Other details with respect to such grants can be found in the footnotes to the “2012 Outstanding Equity Awards at Fiscal Year End” table below. In addition to the grant date fair values of awards issued to NEOs in 2012, as is described in footnote (3) to the Summary Compensation Table above, 5,000 RSUs originally granted to Mr. Sabin in 2009, which would have otherwise been forfeited upon his resignation on September 11, 2012, were instead permitted to remain outstanding and vest in accordance with their terms, with an incremental fair value as of the modification date of $5,650.

Employment Contracts and Arrangements

Mr. Benaroya (acting CEO from September 12, 2011 until March 14, 2013; President and CEO thereafter)

The Company entered into an agreement with RB, Inc., a Delaware corporation wholly-owned by Mr. Benaroya, effective September 12, 2011, to provide for the full-time services of Mr. Benaroya as interim Executive Chairman and acting CEO until the earlier of: (i) December 31, 2011; and (ii) the appointment of a new chief executive officer or written notice from the Company, for an aggregate fee of $300,000. On February 14, 2012, this agreement was modified and extended (by letter agreement), to continue the provision of the full-time services of Mr. Benaroya by RB, Inc. on a month-to-month basis, effective as of January 1, 2012, for a fee of $100,000 per calendar month during such continuation period. Notwithstanding the stated contractual amount, commencing as of September 2012, RB, Inc. advised the Company to reduce the fee to $75,000 per calendar month. Mr. Benaroya was not paid directors’ fees, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company, during the term of his engagement as interim Executive Chairman.

On March 14, 2013, the Company and Mr. Benaroya entered into an employment agreement (the “RB Agreement”) with respect to his employment as President and Chief Executive Officer of the Company, for a term of four years, subject to annual extensions unless the Company or Mr. Benaroya provides written notice of termination to the other party at least four months prior to the end of the then-current term (and subject to earlier termination as provided in the Agreement). The agreement with RB, Inc. was terminated in connection with the execution of the RB Agreement, and the fee payable to RB, Inc. for the month of termination was prorated to reflect the actual number of days in such month during which such agreement was in effect.

Pursuant to the RB Agreement, Mr. Benaroya is entitled to an annual base salary of $650,000 (prorated for the period of his service in 2013). The Compensation Committee will consider annual increases in such base salary, which may only be decreased under specified limited circumstances (a “Sanctioned Decrease”).

Pursuant to the RB Agreement, Mr. Benaroya is eligible for an annual performance-based cash incentive compensation opportunity under the ICBP, including for the full 2013 calendar year, with an IC Percentage of 50%. The performance goals applicable to Mr. Benaroya will be established by the Compensation Committee annually in consultation with Mr. Benaroya, and will not be established at levels that are more stringent than comparable performance goals applicable to other executive officers of the Company for such year. Any amendment to the ICBP shall not apply to Mr. Benaroya without his consent.

Pursuant to the RB Agreement, on March 15, 2013, the following equity grants were made to Mr. Benaroya: (i) 200,000 Incentive Stock Options (“ISOs”) under the EI Plan; (ii) 200,000 inducement nonqualified stock options outside of the EI Plan (“NQSOs”); and (iii) 600,000 stock appreciation rights under the EI Plan (“Cash SARs”). Vested Cash SARs are exercisable solely for cash, provided that, upon the approval of the Company’s shareholders (which approval will be requested at the Company’s next Annual Meeting of Shareholders), any unexercised Cash SARs will be converted into Nonqualified Stock Options (on a one-for-one basis) under the EI Plan (with no change to the exercise price, deemed date of grant, vesting schedule, or other terms thereof, and referred to herein as “Replacement Options”). To the extent shareholder approval for the Replacement Options is not obtained, the Cash SARs will continue in full force and effect.

The exercise price per share of each of the ISOs, NQSOs, and Cash SARs is the closing price per share of the Company’s Common Stock on the New York Stock Exchange on the date of grant. The ISOs, NQSOs, Cash SARS (or Replacement Options, if applicable) are referred to herein as the “Equity Awards”. The Company has registered the shares of Common Stock underlying the NQSOs on Form S-8 at its expense.

Twenty five percent of the ISOs vested on the date of grant, and an additional twenty-five percent will vest on each of the first, second and third anniversaries of the date of grant. The NQSOs were immediately vested on the date of grant. 15,625 of the Cash SARs (or Replacement Options, as applicable), will vest on the last day of each month during the first consecutive 24 months of the original term of the RB Agreement (commencing March 31, 2013), and 9,375 of the Cash SARs (or Replacement Options, as applicable), will vest on the last day of each month during the subsequent consecutive 24 months. The Equity Awards generally expire on the tenth anniversary of the date of grant. The vesting schedule and the period of exercisability of the Equity Awards will be accelerated on the occurrence of specified events as described below.

Mr. Benaroya is entitled to participate in the Company’s employee benefit plans and perquisites applicable to senior executives generally and on a basis no less favorable than those provided to other senior executives. In addition, Mr. Benaroya is entitled to four weeks of annual paid vacation, or such greater amount provided to any other senior executive or pursuant to Company policy (equivalent to two additional weeks based on tenure), and director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter, providing coverage equal to at least current levels, or if greater, the coverage provided to any other present or former senior executive or director of the Company. Mr. Benaroya is also entitled to reimbursement for his legal fees in connection with the RB Agreement up to a maximum of $40,000.

Pursuant to the terms of the RB Agreement, Mr. Benaroya is entitled to purchase from the Company, for a period of 30 open trading window days following the execution of the Agreement, up to 200,000 shares of the Company’s common stock (but in no event more than 1% of such common stock outstanding at the time of purchase) at fair market value at the time of purchase.

If the employment of Mr. Benaroya is terminated by the Company for Cause or by Mr. Benaroya without Good Reason (each as defined in the RB Agreement), he will be entitled to receive his base salary earned through the date of termination, bonus amounts under the ICBP earned for any prior year and not yet paid, and other vested amounts and benefits, if any, provided under applicable Company programs and policies in which he participated prior to the date of the RB Agreement (collectively, the “Accrued Benefits”). In addition, the unvested portion of any Equity Award will be cancelled or immediately forfeited, as applicable. If the employment of Mr. Benaroya is terminated by the Company for Cause, any unexercised vested portion of any Equity Award will generally remain exercisable for a period of 30 open trading window days following such termination (subject to extension to the extent the Company’s insider trading policy or applicable law prohibits the exercise of the Equity Award or the sale of the underlying shares at the end of such period). If the employment of Mr. Benaroya is terminated by Mr. Benaroya without Good Reason, the vested portion of any Equity Award will be generally exercisable for a period of 6 months following the termination date, or if later, until the 30th open trading window day following such termination (subject to extension as described above). Notwithstanding the foregoing, in no event will an Equity Award be exercisable after the expiration of its term.

In the event that the termination of the employment of Mr. Benaroya occurs as a result of the expiration of the RB Agreement at the end of its term, Mr. Benaroya will be entitled to the Accrued Benefits, as well as the prorated amount of the bonus to which he would otherwise have been entitled under the ICBP had his employment continued through the end of the relevant year, based upon actual achievement of the relevant performance goals (the “Prorated Bonus Amount”). In addition, the Equity Awards will remain exercisable for the remainder of their respective terms.

If the Company terminates the employment of Mr. Benaroya without Cause or he terminates his employment for Good Reason, Mr. Benaroya will be entitled to receive the Accrued Benefits, his base salary (without regard to any Sanctioned Decrease) for a period of nine months after the termination date, the Prorated Bonus Amount, the amount of COBRA premiums for Mr. Benaroya and his family for continued coverage under the Company’s medical and dental programs, if any during the nine-month period following the date of termination (the “COBRA Amount”), and continued coverage under the Company’s life insurance program for a period of nine months following the termination date. In order to receive such benefits (and the accelerated vesting of Equity Awards described below), Mr. Benaroya must execute a release, substantially in the form of Release attached to the RB Agreement. In addition, in the event of any such termination, the unvested portion of any Equity Award (as well as the unvested portion of any additional equity awards granted to Mr. Benaroya) will become immediately vested, and shall remain exercisable in accordance with their respective terms, provided that if the Company terminates the employment of Mr. Benaroya without Cause prior to the first anniversary of the commencement date of his employment, Mr. Benaroya will forfeit the last 250,000 of the Cash SARs (or Replacement Options, as applicable) that would have become vested if his employment had not been terminated, provided however, that no such forfeiture shall occur if a Change of Control (as defined in the RB Agreement) occurs prior to the relevant termination date, or if Mr. Benaroya is terminated following discussion leading to a Change of Control or within six months prior to the consummation of a Change of Control.

If the employment of Mr. Benaroya is terminated by the Company as a result of his Disability (as defined in the RB Agreement), he will be entitled to receive the Accrued Benefits (including payments under the Company’s long-term disability insurance plan to the extent provided for therein), the Prorated Bonus Amount, the COBRA Amount, and continued coverage under the Company’s life insurance program for a period of nine months following the termination date. If the employment of Mr. Benaroya is terminated as a result of his death, his estate will be entitled to receive the Accrued Benefits and the Prorated Bonus Amount. In addition, the death benefit under the Company’s life insurance program shall be paid to his designated beneficiary (or his estate in the absence of such designation), and Mr. Benaroya’s family shall be entitled to reimbursement of the COBRA Amount. In the event that the employment of Mr. Benaroya is terminated as a result of his death or Disability, the unvested portion of any Equity Award (as well as the unvested portion of any additional equity awards granted to Mr. Benaroya) will become immediately vested to the same extent as if Mr. Benaroya had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term.

If Mr. Benaroya’s employment is terminated by the Company without Cause or by Mr. Benaroya for Good Reason at any time on or after, or within six months before the occurrence of a Change of Control, Mr. Benaroya will be entitled to the payments and benefits described above with respect to such terminations, however, if outstanding Equity Awards and/or other Company equity awards issued to Mr. Benaroya are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such Change of Control, each such award, whether or not previously vested, will be converted into the right to receive cash, or at the election of Mr. Benaroya, consideration in a form that is pari passu with the form of the consideration payable to the Company’s shareholders in exchange for their shares (less any applicable exercise price). Any award that is not assumed or converted (as described above) may be canceled at the time of the Change of Control for no consideration if its per share exercise price is greater than such per share fair market value of the Company’s common stock.

In the event of the termination of the employment of Mr. Benaroya, he shall be under no obligation to seek other employment or otherwise mitigate damages, and there shall be no offset against any amounts due him under the RB Agreement on account of any remuneration attributable to any subsequent employment that he may obtain.

The RB Agreement includes a restriction against specified competitive activities during Mr. Benaroya’s employment by the Company and for a period of nine months thereafter and a non-solicitation agreement for a period of nine months following his termination, unless the termination of Mr. Benaroya’s employment results from the expiration of the RB Agreement at the end of its term.

The RB Agreement includes a provision that would, under specified circumstances and at Mr. Benaroya’s request, reduce the aggregate of amounts constituting a “parachute payment” under Section 280G(b)(2) of the Internal Revenue Code to an amount that will equal three times his base amount less $1.00. His employment is “at will”.

Mr. Paglinco

Mr. Paglinco was hired as Vice President – Corporate Controller of the Company in September 2006. He was promoted to Vice President and Chief Accounting Officer in November 2007, and assumed the additional role of interim Chief Financial Officer as of January 30, 2009. Effective August 14, 2009, he was promoted to Vice President and Chief Financial Officer of the Company. During 2012, his annual base salary was $271,625, and his IC Percentage under the ICBP was 45%. Equity grants are in the discretion of the Compensation Committee. See “2012 Grants of Plan Based Awards” above for a description of equity grants made to Mr. Paglinco in 2012. His employment is “at will”.

Pursuant to his current arrangement with the Company, Mr. Paglinco is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy (prior to its termination as of April 26, 2012), and receives a monthly car allowance. Mr. Paglinco is also entitled to three weeks annual paid vacation.

Mr. Paglinco was issued a Change in Control Letter, described in detail in the Compensation Discussion and Analysis under the caption “Change in Control Letters”.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Paglinco during the period covered by the table. The terms of equity awarded to Mr. Paglinco are described in the “2012 Outstanding Equity Awards at Fiscal Year End” table below.

Ms. Carr

Kerry Carr was appointed to the position of Executive Vice President and Chief Operating Officer of the Company pursuant to the terms of an agreement between Ms. Carr and the Company (the “Carr Agreement”), effective as of September 12, 2012. The Carr Agreement provides for an annual base salary of $350,000, increasing to $375,000 commencing January 1, 2014. Subsequent base salary increases will be considered annually by the Compensation Committee in its discretion. Commencing in 2013, Ms. Carr will also be eligible to participate in the ICBP, with an IC Percentage of 50%, provided that for 2013 only, Ms. Carr is guaranteed a minimum bonus payment of $50,000. The performance goals for Ms. Carr shall be established annually by the Compensation Committee, and she will have an opportunity to consult with the Compensation Committee with respect to such goals.

Pursuant to the Carr Agreement, Ms. Carr was issued an inducement grant of 373,134 SARs (outside of the EI Plan, as a result of the limited number of shares remaining available for grant thereunder). The SARs may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of ten years from the date of grant. The SARs will vest at a rate of 20% per year commencing on the first anniversary of the date of grant.

Ms. Carr is entitled to participate in the Company’s employee benefit plans and programs applicable to senior executives generally, and to three weeks of annual paid vacation (equivalent to one additional week based on tenure, although Ms. Carr took no vacation time in 2012).

If the employment of Ms. Carr is terminated by the Company for Cause or by Ms. Carr without Good Reason (each as defined in the “Terminations without Cause or for Good Reason” table under “Potential Payments Upon Termination or Change in Control” below), or by reason of her death or disability, she will be entitled to receive her base salary through the date of termination, accrued vacation and any amounts required under the terms of the Company’s employee benefit plans. Subject to the provisions described in the subsequent paragraph, if the Company terminates the employment of Ms. Carr without Cause or she terminates such employment for Good Reason, Ms. Carr shall also be entitled to receive base salary continuation, and medical and dental coverage, for six months following termination of employment subject to her execution of a release of claims in a form satisfactory to the Company. Notwithstanding the foregoing, if the employment of Ms. Carr is terminated by the Company without Cause or by Ms. Carr for Good Reason within six months following the consummation of a Change in Control (as defined below), the foregoing benefits shall be extended by an additional period of six months. In the event of disability or death of Ms. Carr while in the employ of the Company, all unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If Ms. Carr retires, vested unexercised SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier. If Ms. Carr’s employment is terminated for any other reason, any unexercised SARs will be cancelled and deemed terminated immediately, except that if her employment is terminated by the Company for other than Cause, all unexercised SARs, to the extent vested, may be exercised within 90 days of the date of such event (or the exercise period, if shorter).

On March 26, 2013, the Carr Agreement was amended (the “Amendment”). The Amendment specifies that in the event of a Change in Control (as defined below), if any unexercised SARs are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such Change of Control, each such SAR, whether or not previously vested, will be converted into the right to receive cash, or at the election of Ms. Carr, consideration in a form that is pari passu with the form of the consideration payable to the Company’s shareholders in exchange for their shares (less any applicable exercise price). Any award that is not assumed or converted as described above may be canceled at the time of the Change of Control for no consideration if its per share exercise price is greater than such per share fair market value of the Company’s common stock. In addition, if Ms. Carr’s employment is terminated by the Company without Cause or by Ms. Carr for Good Reason within nine months following a specified change in control (defined in the “Change in Control” table under “Potential Payments Upon Termination or Change in Control” below), her SARs shall immediately vest, and remain exercisable for the remainder of their term.

For purposes of the Carr Agreement, a Change in Control is defined generally as when: (i) any person or group, other than specified existing 5% beneficial owners of the Company’s voting securities, becomes the beneficial owner of more than 30% of the Company’s voting power (subject to specified exclusions) (ii) as a result of any proxy solicitation made otherwise than on behalf of the Board, continuing directors cease to be a majority of the Board; (iii) the merger, consolidation, or other business combination other than one immediately following which current stockholders continue to own at least 60% of the voting power in the Company or other resulting entity (in substantially the same proportion); (iv) the sale of all or substantially all of the Company’s assets, other than one immediately following which the then-existing stockholders are the beneficial owners of at least 60% of the voting power in the purchasing entity (in substantially the same proportions); or (v) consummation of a recapitalization or similar transaction in which any person or group, other than specified existing 5% beneficial owners, becomes the beneficial owner in excess of 30% of the Company’s voting power.

The Carr Agreement includes a restriction against specified competitive activities as well as a non-solicitation provision during Ms. Carr’s employment by the Company and for a period of one year thereafter.

Ms. Carr’s employment is “at will”.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Ms. Carr during 2012. The terms of equity awarded to Ms. Carr are described in the “2012 Outstanding Equity Awards at Fiscal Year End” table below.

Mr. Goldfarb

On September 26, 2005, Marc S. Goldfarb was hired as Vice President, General Counsel and Secretary of the Company at an annual base salary of $260,000. In accordance with the terms of his current employment arrangement with the Company, Mr. Goldfarb serves as Senior Vice President and General Counsel of the Company (as of May 31, 2006) and during 2012, his annual base salary was $341,537. Mr. Goldfarb participated in the ICBP in 2012 with an IC Percentage of 50%. Other than stock options awarded to Mr. Goldfarb in connection with the commencement of his employment, equity grants are at the discretion of the Compensation Committee. See “2012 Grants of Plan Based Awards” above for a description of equity grants made to Mr. Goldfarb in 2012. His employment is “at will”.

Pursuant to his arrangement with the Company, Mr. Goldfarb is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s Severance Policy (prior to its termination), has been guaranteed a minimum of 8 months of severance, and receives a monthly car allowance. Mr. Goldfarb is also entitled to three weeks annual paid vacation.

A Change of Control Letter was issued to Mr. Goldfarb, described in detail in the Compensation Discussion and Analysis under the caption “Change in Control Letters”.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Goldfarb during the period covered by the table. The terms of equity awarded to Mr. Goldfarb are described in the “2012 Outstanding Equity Awards at Fiscal Year End” table below.

Mr. Schaub

Mr. Schaub became the President of Sassy in February 2010 pursuant to an employment agreement dated February 19, 2010 and amended as of November 23, 2010, and also became the President of LaJobi in March of 2011. In June of 2011, Dean Robinson was appointed as the President of Sassy, and Mr. Schaub became group head of Sassy (to whom Mr. Robinson reported) during a transition period that ended at the end of 2012, as well as continuing as President of LaJobi (his current position). Mr. Schaub’s current annual base salary is $375,000, and cannot be lowered below $350,000 without his consent. Mr. Schaub participated in the ICBP during 2012 with an IC Percentage of 50%.

A grant of SARS and RSUs was made to Mr. Schaub in connection with the commencement of his employment. In addition, a grant of SARS and RSUs was made to Mr. Schaub on January 3, 2011 in accordance with the terms of the amendment to his employment agreement as of November 23, 2010. Further equity grants are at the discretion of the Compensation Committee. See “2012 Grants of Plan Based Awards” above for a description of equity grants made to Mr. Schaub in 2012.

Mr. Schaub is eligible to participate in all benefit programs made generally available to executives of LaJobi, as the same may be modified from time to time. In addition, Mr. Schaub was entitled to participate in the Company’s Severance Policy prior to its termination.

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

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Schaub during 2012. The terms of equity awarded to Mr. Schaub are described in the “2012 Outstanding Equity Awards at Fiscal Year End” table below. Mr. Schaub is entitled to three weeks annual paid vacation (equivalent to one additional week based on tenure), and his employment is “at will”.

Mr. Sabin (resigned as of September 11, 2012)

Mr. Sabin served as the President of Kids Line (since January 2010) and CoCaLo (since September 2010) pursuant to an employment agreement dated December 7, 2009. His employment agreement provided for an annual base salary of $475,000 (applicable in 2012). Mr. Sabin participated in the ICBP in 2012 with an Applicable Percentage of 50%. A grant of SARS and RSUs was made to Mr. Sabin in connection with the commencement of his employment. Further equity grants were at the discretion of the Compensation Committee. See “2012 Grants of Plan Based Awards” above for a description of equity grants made to Mr. Sabin in 2012, all of which were forfeited in connection with his resignation. Mr. Sabin’s employment was “at will”.

Mr. Sabin was also eligible to participate in all benefit programs made generally available to executives of Kids Line, as the same were modified from time to time, as well as the Severance Policy prior to its termination (with a specified minimum severance period up to 12 months). These provisions did not apply to his resignation, however, the terms of which are described below. Mr. Sabin was also entitled to three weeks annual paid vacation (one week more than he would be entitled to based on tenure).

Mr. Sabin’s employment agreement contained a confidentiality, non-disparagement and one-year post-employment non-solicitation provision with respect to any person who is to his knowledge then employed or retained by the Company or any of its subsidiaries.

In connection with his resignation as of September 11, 2012, Mr. Sabin, Kids Line and CoCaLo (the “Employer Group”) executed a Separation and Release Agreement, dated September 11, 2012 (the “Release”), pursuant to which Mr. Sabin received severance payments equal to his then-current base salary, less applicable withholdings, and reimbursement for COBRA premiums, in each case through December 31, 2012. Such severance was paid in accordance with the Employer Group’s normal payroll practices. In addition, Mr. Sabin was paid $20,000 as reimbursement for certain expenses related to his temporary housing and automobile in Los Angeles, as well as related moving expenses and certain legal expenses. The Company also agreed that the 5,000 restricted stock units (out of an original grant of 25,000 restricted stock units issued to Mr. Sabin on December 11, 2009) scheduled to vest on December 11, 2012 would not be forfeited by Mr. Sabin in connection with his departure, and would instead vest in accordance with their terms. See footnote (3) to the Summary Compensation Table above. The Release contains, among other things, a full mutual irrevocable release of claims by the parties, and a reaffirmation by Mr. Sabin of the non-solicitation restrictions and confidentiality provisions in his employment agreement.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Sabin during the period covered by the table. The terms of equity awarded to Mr. Sabin in 2012 (and forfeited in connection with his resignation) are described in the “2012 Outstanding Equity Awards at Fiscal Year End” table below, and amounts received by Mr. Sabin as a result of his resignation are described in “Actual Terminations During 2012” below.

See the Summary Compensation Table above for information with respect to compensation received by the NEOs under their employment agreements and arrangements during the periods covered by the table.

Termination of Employment and Change-In-Control Arrangements

(i) 401(k) Plans

The Company offers eligible employees the opportunity to participate in a 401(k) Plan based on employees’ pretax salary deferrals with Company matching contributions. As a result of the Company’s historical acquisition strategy, the 401(k) Plans may differ among the Company and its subsidiaries. Participating employees may elect to contribute from 1% to 80% (but not in excess of the amount permitted by the Code, i.e., $17,000 in 2012, and $22,500 in 2012 for employees age 50 and older who elect to make catch-up contributions) of their compensation, on a pretax basis, to the relevant 401(k) Plan. Because the 401(k) Plans are qualified defined contribution plans, if certain highly compensated employees’ contributions exceed the amount prescribed by the Code, such contributions will be reduced or limited. Employees’ contributions are invested in one or more of several funds (as selected by each participating employee). During 2012, the Company, LaJobi and Sassy matched a portion (either one-half of any amount up to 6%, or 100% of any amount up to 3%, of salary contributed) of the compensation deferred by each employee, and Kids Line contributed 3% of eligible salary pursuant to the safe harbor provisions of Section 401(k) of the Code. Matching contributions are fully vested after four years of employment at the rate of 25% per year of employment (after six years of employment for LaJobi). Under certain circumstances, the 401(k) Plans permit participants to make withdrawals or receive loans therefrom prior to retirement age. As described above, the Company intends to adopt one unified 401(k) plan for the entire Company during 2013.

(ii) Change in Control Letters. See the description of change in control letters issued to each of Messrs. Paglinco and Goldfarb in the Compensation Discussion and Analysis under the caption “Change in Control Letters”.

(iii) Severance Policy

In February 2003, the Compensation Committee adopted a severance policy (as amended, the “Severance Policy”), applicable in general to employees who were domestic vice presidents or above and who were designated by the Committee as eligible participants in the plan. The Severance Policy is described in the Compensation Discussion and Analysis above, under the caption “Post Termination Benefits”. As a result of the Company’s recent financial performance, continued challenging economic conditions, and in order to emphasize our pay-for-performance philosophy discussed in “Compensation Philosophy and Overview” in the CD&A above, however, this policy was terminated effective as of April 26, 2012.

Equity Incentive Plan

The Board adopted the Equity Incentive Plan (the “EI Plan”) on June 3, 2008, and the EI Plan was approved by the Company’s shareholders as of July 10, 2008. The EI Plan is a successor to the 2004 Plan (defined below), which terminated as of the date of such approval (although outstanding awards thereunder continue to be covered thereby). As is described below, the EI Plan contains provisions which accelerate the vesting schedule and shorten the period of exercisability of outstanding awards in the event that a grantee’s employment is terminated under specified conditions, and permit adjustments to outstanding awards in the event of specified corporate transactions. The following is a summary of such provisions. Awards may be made under the EI Plan through July 10, 2013 (although outstanding awards thereunder will continue to be covered thereby). The EI Plan provides for awards in any one or a combination of: (a) Stock Options, (b) SARs, (c) Restricted Stock, (d) RSUs, (e) non-restricted stock, and/or (f) dividend equivalent rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Code).

Acceleration of Vesting/Exercise Period

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

For a more complete description of the EI Plan, see the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

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

For a more complete description of the 2004 Plan, see the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders.

2012 Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards for the NEOs other than Mr. Sabin* as of December 31, 2012 (however, the table does not include the equity grants made to Mr. Benaroya in connection with the commencement of his employment as President and CEO). See “Grants Under the 2004 Plan” and “Grants Under the EI Plan” following the footnotes to this table for a description of general terms applicable to equity granted to NEOs by the Company as described in this table under the 2004 Plan and the EI Plan, respectively.

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs (#) Exercisable		Number of Securities Underlying Unexercised Options/ SARs (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ SAR Exercise Price ($)	Option/ SAR Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($) (9)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (#)
Raphael Benaroya	15,000	(1)	—			13.06	5/4/15
	15,000	(2)	—			15.05	11/1/16
	15,000	(3)	—			16.77	12/27/17
	12,000	(4)	3,000	(4)		7.28	7/10/18
	9,000	(5)	6,000	(5)		6.63	9/22/19
	6,000	(6)	9,000	(6)		8.17	7/15/20
	2,850	(7)	11,400	(7)		5.17	7/19/21
								4,000	(8)	6,200
Guy Paglinco**	10,000	(10)	—			14.90	8/10/17
	11,120	(11)	2,780	(11)		6.43	10/6/18
	6,000	(12)	4,000	(12)		5.34	8/14/19
	11,200	(13)	16,800	(13)		5.03	3/08/20
	—		22,500	(14)		3.02	3/09/22
								380	(15)	589
								2,000	(16)	3,100
								6,000	(17)	9,300
								7,500	(18)	11,625
Kerry Carr	—		373,134	(19)		1.34	9/14/22
Marc Goldfarb**	20,000	(20)	—			11.52	12/26/15
	24,700	(21)	—			16.77	12/27/17
	30,000	(22)	20,000	(22)		1.53	2/24/19
	14,000	(23)	21,000	(23)		5.03	3/08/20
	—		26,250	(24)		3.02	3/09/22
								7,200	(25)	11,160
								8,750	(26)	13,563
Richard Schaub	12,000	(27)	18,000	(27)		4.79	2/24/2020
	—		50,000	(28)		8.50	1/3/2021
	—		22,500	(29)		3.02	3/09/22
								6,000	(30)	9,300
								10,000	(31)	15,500
								7,500	(32)	11,625

*	As a result of the resignation of Mr. Sabin from the Company as of September 11, 2012: (i) the 8,750 unvested RSUs and 26,250 unvested SARS granted to Mr. Sabin on March 9, 2012 were forfeited and cancelled; and (ii) with respect to the original grant of 150,000 SARs to Mr. Sabin on December 11, 2009 in connection with the commencement of his employment, 50,000 of such vested SARs had been previously exercised, another 50,000 of such vested SARS expired on December 11, 2012, and the remaining unvested 50,000 SARs were forfeited and cancelled. With respect to the original grant of 25,000 RSUs to Mr. Sabin on December 11, 2009 in connection with the commencement of his employment: (i) 10,000 of such RSUs had previously vested and been settled; (ii) 10,000 of such unvested RSUs were forfeited upon such resignation; and (iii) in connection with the execution of his Release (described above), the 5,000 remaining unvested RSUs scheduled to vest on December 11, 2012 were not forfeited by Mr. Sabin in connection with his resignation, and were permitted to vest and be settled on such date in accordance with their terms. “See 2012 Option Exercises and Stock Vested” table below. As of December 31, 2012, Mr. Sabin had no outstanding SARs (exercisable or unexercisable) and no unvested RSUs (no other types of equity were awarded to him by the Company).
**	In accordance with the Change in Control Letters issued to each of Messrs. Paglinco and Goldfarb (see “Change in Control Letters” in the Compensation Discussion and Analysis above), effective April 26, 2012, if the relevant executive’s employment is terminated without cause or for good reason within the 365-day period following the consummation of a change in control (each as defined in the Compensation Discussion and Analysis above under the caption “Post-Termination Benefits — Change in Control Letters”), any unvested equity granted to such executive officer by the Company (or substituted by the Company upon such change in control) that remains outstanding immediately prior to such termination will become immediately vested or non-forfeitable, and in the case of stock options, stock appreciation rights and similar grants, will remain exercisable for the period set forth in the applicable award agreement. These provisions are currently applicable to each award to Messrs. Paglinco and Goldfarb set forth in the table above.

(1)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on May 4, 2005 under the 2004 Plan. All such options vested in full as of December 28, 2005.
(2)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on November 1, 2006 under the 2004 Plan. These options vested ratably over a five-year period, commencing on November 1, 2007, and were vested in full as of November 1, 2011.
(3)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on December 27, 2007 under the 2004 Plan. These options vested ratably over a five-year period, commencing on December 27, 2008, and were vested in full as of December 27, 2012.
(4)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on July 10, 2008 under the EI Plan. These options vest ratably over a five-year period, commencing on July 10, 2009.
(5)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued on September 22, 2009 under the EI Plan. These options vest ratably over a five-year period, commencing on September 22, 2010.
(6)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 SARs issued on July 15, 2010 under the EI Plan. These SARs vest ratably over a five-year period, commencing on July 15, 2011.
(7)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 14,250 SARs (and 5,000 RSUs discussed in footnote 8 below) issued on July 19, 2011 under the EI Plan. These SARs vest ratably over a five-year period, commencing on July 19, 2012.
(8)	Represents the unvested portion of an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 5,000 RSUs (and 14,250 SARS discussed in footnote 7 above) issued on July 19, 2011 under the EI Plan. The RSUs vest ratably over a five-year period, commencing on July 19, 2012.
(9)	Calculated using the closing price of the Company’s Common Stock on December 31, 2012, the last business day of the year ($1.55).
(10)	Represents 10,000 options issued to Mr. Paglinco on August 10, 2007 under the 2004 Plan. The Options vested ratably over a five-year period, commencing on August 10, 2008, and were vested in full on August 10, 2012.
(11)	Represents 13,900 SARs granted to Mr. Paglinco on October 6, 2008 under the EI Plan. The SARs vest ratably over a five-year period commencing October 6, 2009.

(12)	Represents 10,000 SARs granted to Mr. Paglinco on August 14, 2009 under the EI Plan in connection with the promotion of Mr. Paglinco to VP and CFO. The SARs vest ratably over a five-year period commencing August 14, 2010.
(13)	Represents 28,000 SARs granted to Mr. Paglinco on March 8, 2010 under the EI Plan, which vest ratably over a five year period commencing March 8, 2011.
(14)	Represents 22,500 SARs granted to Mr. Paglinco on March 9, 2012 under the EI Plan, which vest ratably over a five year period commencing March 9, 2013.
(15)	Represents the unvested portion of an original grant of 1,900 RSUs to Mr. Paglinco on October 6, 2008 under the EI Plan. The RSUs vest ratably over a five-year period, commencing on October 6, 2009.
(16)	Represents the unvested portion of an original grant of 5,000 RSUs to Mr. Paglinco on August 14, 2009 under the EI Plan in connection with Mr. Paglinco’s promotion to VP and CFO. The RSUs vest ratably over a five-year period, commencing on August 14, 2010.
(17)	Represents the unvested portion of an original grant of 10,000 RSUs to Mr. Paglinco on March 8, 2010 under the EI Plan, which vest ratably over a five-year period, commencing on March 8, 2011.
(18)	Represents a grant of 7,500 RSUs to Mr. Paglinco on March 9, 2012 under the EI Plan, which vest ratably over a five-year period, commencing on March 9, 2013.
(19)	Represents an inducement grant of 373,134 SARS to Ms. Carr on September 14, 2012 in connection with the commencement of her employment as Executive Vice President and Chief Operating Officer of the Company, which vest ratably over a five-year period, commencing on September 14, 2013. Although these SARs were granted outside of the EI Plan, the provisions described under “Grants Under the EI Plan” below apply to this grant. In addition, the provisions described above under “Employment Contracts and Arrangements — Ms. Carr” in the event of a specified Change of Control events apply to this grant.
(20)	Represents the unexercised portion of an original grant of 40,000 options under the 2004 Plan on December 26, 2005, in connection with the commencement of employment of Mr. Goldfarb. Under the original grant terms, all of such options were to vest and become exercisable ratably over a five-year period commencing December 26, 2006; however, all such options were deemed vested as of December 28, 2005.
(21)	Represents 24,700 options granted to Mr. Goldfarb on December 27, 2007 under the 2004 Plan, which vested ratably over a five-year period commencing December 27, 2008, and vested in full as of December 27, 2012.
(22)	Represents 50,000 SARs granted to Mr. Goldfarb on February 24, 2009 under the EI Plan, which vest ratably over a five year period commencing February 24, 2010.
(23)	Represents 35,000 SARs granted to Mr. Goldfarb on March 8, 2010 under the EI Plan, which vest ratably over a five year period commencing March 8, 2011.
(24)	Represents 26,250 SARs granted to Mr. Goldfarb on March 9, 2012 under the EI Plan, which vest ratably over a five year period commencing March 9, 2013.
(25)	Represents the unvested portion of an original grant of 12,000 RSUs to Mr. Goldfarb on March 8, 2010 under the EI Plan, which vest ratably over a five-year period, commencing on March 8, 2011.

(26)	Represents 8,750 RSUs granted to Mr. Goldfarb on March 9, 2012 under the EI Plan, which vest ratably over a five-year period, commencing on March 9, 2013.
(27)	Represents a grant of 30,000 SARs to Mr. Schaub on February 24, 2010 under the EI Plan in connection with the commencement of his employment, which vest ratably over a five-year period commencing February 24, 2011. To the extent that the Compensation Committee, in connection with a business combination (as defined in the EI Plan), exercises its discretion to accelerate or modify the equity award of any officer of any subsidiary of the Company, this equity award will be treated no less favorably than those of such other officer; provided, that this provision will not be applicable to any such acceleration or modification that is in connection with the occurrence of a business combination involving solely another subsidiary or business unit of the Company (and the officers thereof) (the “Schaub Provisions”).
(28)	Represents a grant of 50,000 SARs to Mr. Schaub under the EI Plan on January 3, 2011, which will become fully exercisable on the earlier of January 3, 2014 and the date of a change in control of any subsidiary of the Company for which Mr. Schaub is principally responsible, where his employment continues with such entity thereafter. The Schaub Provisions apply to this grant.
(29)	Represents 22,500 SARS granted to Mr. Schaub on March 9, 2012 under the EI Plan, which vest ratably over a five year period commencing March 9, 2013.
(30)	Represents the unvested portion of an original grant of 10,000 RSUs to Mr. Schaub under the EI Plan on February 24, 2010 in connection with the commencement of his employment, which vest ratably over a five-year period commencing February 24, 2011. The Schaub Provisions apply to this grant.
(31)	Represents a grant of 10,000 RSUs to Mr. Schaub under the EI Plan on January 3, 2011, which will become fully exercisable on the earlier of January 3, 2014 and the date of a change in control of any subsidiary of the Company for which Mr. Schaub is principally responsible, where his employment continues with such entity thereafter. The Schaub Provisions apply to this grant.
(32)	Represents a grant of 7,500 RSUs to Mr. Schaub on March 9, 2012 under the EI Plan, which vest ratably over a five-year period, commencing on March 9, 2013.

Grants Under the 2004 Plan — Details with respect to provisions impacting: (i) the acceleration of the vesting of options and restricted stock; and (ii) the exercise period of options, in either case issued under the 2004 Plan (including options described in footnotes (1), (2), (3), (10), (20) and (21) above) are described in “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above.

Grants Under the EI Plan

Options – Details with respect to provisions impacting the acceleration of the vesting of options and the exercise period of options issued under the EI Plan (including options described in footnotes (4) and (5) above), as well as other provisions governing the grant of such options, are set forth in the EI Plan, described in “Equity Incentive Plan” above.

SARs – SARs granted under the EI Plan (including SARS described in footnotes (6), (7), (11), (12), (13), (14), (22), (23), (24), (27), (28) and (29) above) may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of ten years from the date of grant. In the event of disability (as defined in the EI Plan) or death of the SAR holder while in the employ/service of the Company, all unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If the SAR holder retires (as defined in the relevant 401(k) Plan), vested unexercised SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier. If the SAR holder’s employment/service is terminated for any other reason, any unexercised SARs will be cancelled and deemed terminated immediately, except that if employment/service is terminated by the Company for other than “cause” (as defined in the EI Plan), all unexercised SARs, to the extent vested, may be exercised within 90 days of the date of such event (or the exercise period, if shorter). Other provisions governing grants of SARs under the EI Plan are set forth in the EI Plan (described in “Equity Incentive Plan” above).

RSUs – RSUs issued under the EI Plan (including RSUs described in footnotes (8), (15), (16), (17), (18), (25), (26), (30), (31) and (32) above) may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee. All non-vested RSUs are forfeited (at the time of termination) if the holder has not remained in the continuous employment/service of the Company for the period during which the restrictions are applicable, except in the event of disability (as defined in the EI Plan) or death, in which case all restrictions lapse as of the date of the relevant event. Other provisions governing grants of RSUs under the EI Plan are set forth in the EI Plan (described in “Equity Incentive Plan” above).

2012 Option Exercises and Stock Vested

The following table sets forth the number of shares of Company Common Stock acquired by NEOs during 2012 upon the exercise of options or SARs and the number of shares with respect to which restrictions on restricted stock or RSUs held by NEOs lapsed during the year ended December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Raphael Benaroya	n/a	n/a	1,000	1,740	(1)
Guy Paglinco	n/a	n/a	3,880	8,805	(2)
Kerry Carr	n/a	n/a	n/a	n/a
Marc Goldfarb	n/a	n/a	3,120	8,494	(3)
Richard Schaub	n/a	n/a	2,000	6,140	(4)
David C. Sabin	n/a	n/a	5,000	8,250	(5)

(1)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on July 19, 2012 ($1.74) with respect to the vesting of 1,000 RSUs.
(2)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on August 10, 2012 ($1.48) with respect to the vesting of 500 shares of restricted stock, on October 5, 2012 ($1.46), the business day preceding the applicable vesting date of October 6, 2012 (a non-business day), with respect to the vesting of 380 RSUs, on August 14, 2012 ($1.41), with respect to the vesting of 1,000 RSUs, and on March 8, 2012 ($3.05) with respect to the vesting of 2,000 RSUs.

(3)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on December 27, 2012 ($1.63) with respect to the vesting of 720 shares of restricted stock, and on March 8, 2012 ($3.05) with respect to the vesting of 2,400 RSUs.
(4)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on February 24, 2012 ($3.07) with respect to the vesting of 2,000 RSUs.
(5)	The aggregate dollar amount realized upon vesting was computed using the closing price on the NYSE for the Company’s Common Stock on December 11, 2012 ($1.65), with respect to the vesting of 5,000 RSUs. As a result of the execution by Mr. Sabin of a release in connection with his resignation as of September 11, 2012, 5,000 RSUs scheduled to vest of December 11, 2012 that would otherwise have been forfeited upon such resignation were permitted to remain outstanding, vest and be settled on such date in accordance with their terms. See “2012 Outstanding Equity Awards at Fiscal Year End” above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our named executive officers may receive compensation in connection with the termination of their employment. The nature and amount of such compensation depend on whether their employment terminates as a result of: (i) death; (ii) disability; (iii) retirement; (iv) termination by the Company without cause (either in connection with a change in control or not) or termination by the executive with good reason; or (v) termination by the Company for cause or termination by the executive without good reason. Estimates of the compensation that each of our named executive officers would be entitled to receive under each of these termination circumstances is described in the following tables, assuming that their employment terminated on December 31, 2012, the last business day of such year.

As Mr. Benaroya was not appointed President and Chief Executive Officer of the Company until March 14, 2013, the discussion below does not account for the termination provisions of his employment with the Company, which are described in detail under the Section “Employment Contracts and Arrangements — Mr. Benaroya” above. In connection with the Mr. Benaroya’s tenure as interim Executive Chairman and acting CEO, the Company paid a monthly fee of $100,000 to RB, Inc. for his services from January through August 2012, and a reduced monthly fee of $75,000 (initiated by RB, Inc.) from September through the remainder of the agreement’s term (pro-rated for the last month thereof). During 2012, Mr. Benaroya was not paid directors’ fees, did not participate in any bonus program, employee benefit plan or other compensation arrangement with the Company, nor would the termination of his position as acting CEO with a “trigger” date of December 31, 2012 have entitled him to any payments or benefits. In addition, the following tables do not reflect arrangements with respect to Mr. Sabin, who resigned from employment with the Company as of September 11, 2012, which are discussed separately below under the caption “Actual Terminations in 2012”.

The following tables do not include payments under the Company’s (or its subsidiaries’) 401(k) Plans, or the Company’s life insurance or disability plans, as these plans are available to all salaried employees generally and do not discriminate in scope, terms or operation, in favor of our executive officers.

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

The value of option and SAR acceleration is equal to the difference between the market price of the Company’s Common Stock on December 31, 2012 ($1.55) and the exercise price of the relevant option or SAR, multiplied by the number of options or SARs that would accelerate as a result of the triggering event. As the exercise prices of all outstanding options held by NEOs are in excess of the 2012 year-end price, no value would be attributed to their acceleration on December 31, 2012. With respect to SARs, the exercise price of only two outstanding grants to NEOs (one to Ms. Carr and one to Mr. Goldfarb) are below the 2012 year-end price, and as a result, no value would be attributed to their acceleration on December 31, 2012, other than with respect to those two grants. The value of the restricted stock and RSU acceleration in the tables below is equal to the market price of the Company’s Common Stock on December 31, 2012 multiplied by the number of shares of restricted stock or RSUs that become vested or non-forfeitable as a result of the triggering event. In all cases, if an NEO was terminated with cause or by the NEO without good reason on December 31, 2012, such NEO would have been entitled only to the payment of amounts that had accrued at the time of termination, but had not been paid (other than payments under the ICBP, for which a participant must be in the employ of the Company at the time of payment, which is in the year subsequent to the year of determination, following the closing of the books for such year).

Termination as a Result of Disability or Death*

NEO	SAR Acceleration ($)	RSU Acceleration ($)	Total ($)
Raphael Benaroya	n/a	6,200	6,200
Guy Paglinco	n/a	24,614	24,614
Kerry Carr	78,358	n/a	78,358
Marc Goldfarb	400	24,723	25,123
Richard Schaub	n/a	36,425	36,425

*	As described above, this table does not include disability compensation under the Company’s disability benefit plans, or death benefits under the Company’s life insurance plans. NEOs are not otherwise entitled to compensation in the event of death or disability beyond compensation and benefits accrued at the time of such event and the accelerated vesting of equity awards under the agreements governing such awards. Generally, in the event of disability or death of an option or SAR holder while in the employ of the Company, all unvested options/SARs (including those granted to Mr. Benaroya in past years for his services as a Non-Employee Director) will be deemed vested and all unexercised options/SARs may be exercised for up to one year (or the exercise period, if shorter) after such event (however, as the exercise price of outstanding options and all outstanding SARs held by NEOs other than one grant of SARs to each of Ms. Carr and Mr. Goldfarb is in excess of $1.55, no value would be attributed to the acceleration of vesting with respect to options and SARs other than with respect to such grants). All restrictions on non-vested RSUs lapse as of the date of Disability (as defined in the EI Plan) or death. All restrictions on non-vested shares of restricted stock lapse as of the date of death or Disability (as defined in the relevant plan), however, no NEO held unvested shares of restricted stock as of December 31, 2012.

Termination as a Result of Retirement

NEOs are not entitled to compensation in the event of retirement beyond compensation and benefits accrued at the time of such event and any applicable accelerated vesting of equity awards under the specific agreements governing such awards. Generally, under the EI Plan, if an option/SAR holder retires (as defined in the relevant 401(k) Plan), vested unexercised options/SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier, but no accelerated vesting is triggered. Although options granted under the 2004 Plan generally vest in full upon retirement (other than those issued to Mr. Benaroya in past years as a non-employee Director), as the exercise price of outstanding options held by NEOs is in excess of the closing price of the Company’s Common Stock on the “trigger” date of December 31, 2012, no value would be attributed to the acceleration of the vesting of such options. Retirement does not trigger accelerated vesting with respect to RSUs. All restrictions on non-vested shares of restricted stock lapse as of the date of retirement, however, no NEO held unvested shares of restricted stock as of December 31, 2012. As a result of the foregoing, no NEO would receive payments or benefits upon a retirement occurring on December 31, 2012, other than, as described above, amounts payable under the Company’s 401(k) Plans.

Terminations without Cause or for Good Reason*

NEO	Cash(3)($)	Other Benefits(4)($)	Total($)
Kerry Carr (1)	175,000	3,838	178,838
Marc Goldfarb (2)	227,691	18,114	245,805

*	Mr. Benaroya was not an employee of the Company during 2012, and neither he nor RB, Inc. would have been entitled to payments or benefits in the event of the termination of the agreement with RB, Inc. governing the provision of his services as Executive Chairman and acting CEO. In addition, subsequent to the termination of the Company’s Severance Policy as of April 26, 2012, payments and benefits upon termination of the employment of an NEO by the Company without “Cause” or by the NEO for “Good Reason” are governed solely by the terms of the NEO’s individual employment agreement with the Company. As a result, neither Mr. Paglinco nor Mr. Schaub would be entitled to any payments or benefits upon a termination of their employment as of December 31, 2012 under these circumstances (other than, as discussed above, amounts previously earned but unpaid). The entitlement to the payments and benefits set forth in the table above are subject to the relevant executive officer executing the Company’s general form of release.

(1)	With respect to Ms. Carr: (A) “Cause” shall mean she: (i) shall have been convicted of or entered a plea of nolo contendere with respect to any felony or any other crime (other than minor traffic offenses) involving fraud, theft, misappropriation, dishonesty, or embezzlement; (ii) shall have committed intentional acts that materially impair the goodwill or business of the Company or cause material damage to its property, goodwill or business; (iii) shall have refused to, or willfully failed to, perform her material duties; (iv) shall have violated in any material respect any written policies or procedures of the Company; or (v) shall have breached the representations and warranties set forth in her employment agreement (subject to a 10 day cure period, if applicable); and (B) “Good Reason” shall mean her removal as Chief Operating Officer (without terminating her employment) or other material diminution of her duties or responsibilities without her express written consent (subject to a 30 day cure period, if applicable). The Committee deemed it appropriate to provide a limited degree of income protection to Ms. Carr in the event of a termination of employment under these circumstances, determining that the amounts provided were reasonable in the context of her total compensation package.
(2)	With respect to Mr. Goldfarb: “Cause” shall generally mean: refusal or repeated failure to perform his duties as an employee of the Company; gross negligence or willful misconduct in connection with his employment; misappropriation or fraud with regard to the Company or its assets; or conviction of, or the pleading of guilty or nolo contendere to a felony, or to the extent involving the assets of or business of the Company, a misdemeanor or other criminal offense. In addition, Mr. Goldfarb shall be entitled to the benefits set forth above in the event that he terminates his employment with the Company for reasons other than his own voluntary resignation. The Committee deemed it appropriate to provide a limited degree of income protection to Mr. Goldfarb in the event of a termination of employment under these circumstances, determining that the amounts provided were reasonable base on tenure and in the context of his total compensation package.
(3)	Represents the number of months of severance to which each of Ms. Carr and Mr. Goldfarb would be entitled pursuant to their respective employment arrangements with the Company (6 and 8 months, respectively). See “Employment Contracts and Arrangements” above. Severance will be paid over the course of the severance period in accordance with the Company regular salary payment schedule (not in a lump sum), unless otherwise required by Section 409A of the Code. Payments will terminate in the event that new employment is obtained by the relevant individual.
(4)	Represents the cost to the Company for: (i) each of Ms. Carr and Mr. Goldfarb to remain on the Company’s health and dental insurance plan ($3,838 and $15,914, respectively), during the applicable severance period, and (ii) a car allowance for Mr. Goldfarb for 60 days following termination ($2,200).

Change in Control*

NEO	SAR Acceleration ($)	Restricted Stock/RSU Acceleration ($)	Cash ($)	Other Benefits ($)	Total ($)
Raphael Benaroya	n/a	6,200	n/a	n/a	6,200
Guy Paglinco(1)(3)	n/a	24,614	271,625	33,472	329,711
Kerry Carr (2)(3)	78,358	n/a	350,000	7,676	436,034
Marc Goldfarb(1)(3)	400	24,723	341,537	37,072	403,732
Richard Schaub	n/a	36,425	n/a	n/a	36,425

*	Under each of the EI Plan and the 2004 Plan, the Committee generally has the discretion to accelerate the vesting of unvested options/SARs, and to terminate vesting restrictions on unvested restricted stock/RSU awards in the event of changes in the capital structure of the Company and specified business combinations, including a change of control of the Company. The information in the table above assumes that the Committee has exercised such discretion to accelerate the vesting of all outstanding equity awards in full. As the exercise prices of all outstanding options held by NEOs, and all outstanding SARs held by NEOs except for one grant to each of Ms. Carr and Mr. Goldfarb were in excess of the closing price of the Company’s Common Stock on December 31, 2012, however, no value would be attributed to the acceleration of the vesting of options and SARS on such date (other than with respect to those two grants).
(1)	In accordance with the Change of Control letters issued to each of Messrs. Paglinco and Goldfarb, if the employment of the executive officer is terminated by the Company without Cause, or by such executive officer for Good Reason within the 365-day period following the consummation of a Change in Control (each as defined in the Compensation Discussion and Analysis above under the caption “Post-Termination Benefits — Change in Control Letters”), such executive officer would be entitled to the following, assuming a termination date of December 31, 2012: (a) severance payments equal to 12 months of base salary in effect on the termination date (paid in accordance with the Company’s normal payroll practices); 12 months of continued medical, dental and other applicable insurance benefits ($23,872 for each of Messrs. Paglinco and Goldfarb); and 12 months’ continuation of any automobile perquisite in effect on the date of termination ($9,600 for Mr. Paglinco and $13,200 for Mr. Goldfarb); (b) unpaid IC Payments under the ICBP, if any, for the year prior to the year of termination, and a pro rata portion of such executive’s bonus under the ICBP, if any, for the year in which such termination occurs assuming the Target had been achieved, up to 25% of the non-pro-rated amount (as no IC Payments were earned by Messrs. Paglinco or Goldfarb in either 2011 or 2012, no amounts under this provision would become payable); and (c) any unvested equity that remains outstanding immediately prior to such termination will become immediately vested or non-forfeitable. These payments and benefits will not be reduced or terminated in the event of the subsequent employment of the applicable executive officer, and are subject to execution by such NEO of the Company’s form of release.
(2)	If the employment of Ms. Carr is terminated by the Company without Cause or by Ms. Carr for Good Reason (each as defined in footnote 1 to the “Terminations without Cause or for Good Reason” table above) within six months following the consummation of a Change in Control (defined “Employment Contracts and Arrangements under the caption “Ms. Carr” above), she will be entitled to twelve months’ of severance ($350,000), and will be entitled to remain on the Company’s health and dental plan for twelve months ($7,676). Pursuant to an amendment to Ms. Carr’s employment agreement, if Ms. Carr’s employment is terminated by the Company without Cause or by Ms. Carr for Good Reason within nine months following a specified change of control transaction, all unvested SARs will vest in full. Although such amendment was not in effect as of the “trigger date” of December 31, 2012, such acceleration has been included in the table as described above. These payments and benefits are subject to execution of the Company’s form of release.

(3) We have provided these benefits we deemed them reasonable for critical members of our senior corporate staff in order to help ensure their cooperation and the continuity of management should any of the aforementioned events occur, and to help eliminate from any decision-making process potential distractions caused by concerns over personal financial and employment security. The elements of the various change in control definitions were chosen to cover a diverse range of circumstances where either the ownership or leadership of the Company changed to a degree sufficient in our view to warrant the provision of protections to the specified executives in order to encourage them to continue their employment through a change in control to ensure a smooth transition when and if required.

Actual Terminations in 2012

Effective at the close of business on September 11, 2012, David C. Sabin resigned as President of Kids Line and CoCaLo. In connection therewith, Mr. Sabin also resigned from all other positions with the Company and its subsidiaries. In connection with his departure, Mr. Sabin, Kids Line and CoCaLo (the “Employer Group”) executed a Separation and Release Agreement, dated September 11, 2012 (the “Release”), pursuant to which Mr. Sabin received the following payments and benefits:

(a) severance payments equal to his current base salary, less applicable withholdings, and reimbursement for COBRA premiums, in each case through December 31, 2012 ($144,327 and $4,663, respectively), paid in accordance with the Employer Group’s normal payroll practices;

(b) Reimbursement for certain expenses related to his temporary housing and automobile in Los Angeles, as well as related moving expenses and certain legal expenses, which were paid pro rata during the severance period (an aggregate of $20,000); and

(c) 5,000 restricted stock units (out of an original grant of 25,000 restricted stock units issued to Mr. Sabin on December 11, 2009) scheduled to vest on December 11, 2012 that would otherwise have been forfeited by Mr. Sabin were permitted to remain outstanding and vest in accordance with their terms (at an assumed value of $8,250 based on the closing price of the Company’s Common Stock on the NYSE on the vesting date), for a total of $177,240.

The Release contains, among other things, a full mutual irrevocable release of claims by the parties, and a reaffirmation by Mr. Sabin of the confidentiality provisions and 12-month non-solicitation restrictions in his employment agreement.

2012 Director Compensation (1)

					Change in
					Pension Value
			Option/	Non-Equity	and Nonqualified
	Fees Earned or		SAR	Incentive Plan	Deferred	All Other
	Paid in Cash	Stock	Awards	Compensation	Compensation	Compensation
Name	($)(2)	Awards ($)(3) (6)	($)(4)(5)(6)	($)	Earnings ($)	($)	Total ($)
Mario Ciampi	53,750	7,050	13,395	n/a	n/a	n/a	74,195
Fred Horowitz	69,750	7,050	13,395	n/a	n/a	n/a	90,195
Hugh Rovit	39,000	7,050	13,395	n/a	n/a	n/a	59,445
Salvatore Salibello	51,750	7,050	13,395	n/a	n/a	n/a	72,195
Michael Zimmerman	36,250	7,050	13,395	n/a	n/a	n/a	56,695

(1)	Mr. Benaroya stopped receiving compensation as a member of the Board upon his appointment as interim Executive Chairman and acting CEO of the Company effective September 12, 2011, and throughout 2012, and as a result, is not included in the table. Details with respect to the fees payable to RB, Inc. for the provision of such services by Mr. Benaroya can be found in the Summary Compensation Table and “Employment Contracts and Arrangements — Mr. Benaroya” above.
(2)	Reflects board retainer fees and board and committee attendance fees and, with respect to Messrs. Ciampi and Horowitz, a fee of $15,000 awarded to each of them in February of 2012 for their service on a Special Committee of the Board (formed in September 2011 to supervise the search for a CEO after the departure of Bruce Crain).
(3)	Reflects the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718, with respect to issuances of RSUs to the directors in the table. These amounts reflect the Company’s accounting expense and do not necessarily correspond to the actual value that will be realized by such directors. Assumptions used in determining the grant date fair values for 2012 can be found in the 2012 10-K, in footnote 14 to the Notes to Consolidated Financial Statements. Each director in the table above received a grant of 5,000 RSUs on August 14, 2012 under the EI Plan, which vest ratably over a five-year period commencing on August 12, 2013. Each director in the table and Mr. Benaroya also received a grant of 5,000 RSUs on July 19, 2011 under the EI Plan, which vest ratably over a five-year period commencing on July 19, 2012 (1,000 RSUs out of this original grant have vested and been settled in stock). See “Grants Under the EI Plan” above for terms applicable to these grants.
(4)	Reflects the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718, with respect to issuances of SARs to the directors in the table. These amounts reflect the Company’s accounting expense and do not necessarily correspond to the actual value that will be realized by such directors. Assumptions used in determining the grant date fair values for 2012 can be found in the 2012 10-K, in footnote 14 to the Notes to Consolidated Financial Statements. Each director in the table above received a grant of 14,250 SARs on August 14, 2012 under the EI Plan, which vest ratably over a five-year period commencing on August 14, 2013. See “Grants Under the EI Plan” above for terms applicable to this grant. All SAR and option grants to Non-Employee Directors (as defined below) are described in footnote 5.

(5)	Each director in the table above received a grant under the EI Plan of 14,250 SARs on August 14, 2012 at an exercise price of $1.41 per share, which vest ratably over a five-year period commencing on the first anniversary of the date of grant. Each director in the table above and Mr. Benaroya received a grant under the EI Plan of 14,250 SARS on July 19, 2011, at an exercise price of $5.17 per share, and 15,000 SARs on July 15, 2010, at an exercise price of $8.17 per share, which each vest ratably over a five-year period commencing on the first anniversary of the date of grant. Each director in the table above (other than Mr. Rovit, who was not a director at the time) and Mr. Benaroya received an option under the EI Plan for 15,000 shares on each of September 22, 2009, at an exercise price of $6.63 per share, and July 10, 2008, at an exercise price of $7.28 per share, which each vest ratably over a five-year period commencing on the first anniversary of the date of grant. Each of Messrs. Benaroya, Ciampi, Horowitz, Salibello and Zimmerman received an option under the 2004 Plan for 15,000 shares on December 27, 2007 at an exercise price of $16.77 per share, which vested in full as of December 27, 2012. Each of Messrs. Benaroya, Horowitz, Salibello and Zimmerman received an option under the 2004 Plan for 15,000 shares on November 1, 2006 at an exercise price of $15.05 per share, which vested in full as of November 1, 2011. Mr. Benaroya received an option under the 2004 Plan for 15,000 shares on May 4, 2005 at an exercise price of $13.06 per share, which vested in full as of December 28, 2005. See “Grants Under the 2004 Plan” and “Grants Under the EI Plan” above for terms applicable to these grants.
(6)	Outstanding option/SAR awards at December 31, 2012 for each person who was a director in 2012 are as follows (the 14,250 SARs granted to each Non-Employee Director in 2012 were all unvested as of December 31, 2012):

Name	Outstanding Option Awards at 12/31/12	Vested Portion of Outstanding Option Awards at 12/31/12	Outstanding SAR Awards at 12/31/2012	Vested Portion of Outstanding SAR Awards at 12/31/12
Raphael Benaroya	75,000	66,000	29,250	8,850
Mario Ciampi	45,000	36,000	43,500	8,850
Fred Horowitz	60,000	51,000	43,500	8,850
Hugh Rovit	0	0	43,500	8,850
Salvatore Salibello	60,000	51,000	43,500	8,850
Michael Zimmerman	60,000	51,000	43,500	8,850

Outstanding RSU awards at December 31, 2012 for each person who was a director in 2012 are as follows (the 5,000 RSUs granted to each Non-Employee Director in 2012 were all unvested as of December 31, 2012):

Name	Outstanding RSU Awards at 12/31/12	Vested and Settled Portion of Outstanding RSU Awards at 12/31/12
Raphael Benaroya	4,000	1,000
Mario Ciampi	9,000	1,000
Fred Horowitz	9,000	1,000
Hugh Rovit	9,000	1,000
Salvatore Salibello	9,000	1,000
Michael Zimmerman	9,000	1,000

Directors who are employees of the Company (including Mr. Benaroya during 2012 pursuant to the terms of the Company’s agreement with RB, Inc.) receive no additional compensation for services as a director; however, all directors are reimbursed for out-of-pocket expenses incurred in connection therewith. In addition, the following compensation arrangements applied to each director in 2012 who was not an officer or other employee of the Company (“Non-Employee Directors”): (i) an annual retainer for service as a director of $15,000; (ii) a fee for attendance at each Board meeting of $1,250, except that the Chairman of the Board, if any, receives $2,000 for each Board meeting attended; (iii) a fee for attendance at each Audit Committee meeting of $1,500, except that the Chairman of the Audit Committee receives $2,000 for each Audit Committee meeting attended; and (iv) a fee for attendance at each Board committee meeting, other than the Audit Committee, of $1,250, except that the Chairman of such committee receives $2,000 for each committee meeting attended. In addition, Non-Employee Directors are entitled to reimbursement of $2,000 per day for participation in any directors’ retreat attended during the year (there were none during 2012). Further, it is the current intention of the Board to grant to each Non-Employee Director, on the date of each Annual Meeting of Shareholders immediately following which such Non-Employee Director is serving on the Board, awards under the EI Plan (or any successor plan) with an aggregate value on the date of grant consistent with the Board’s then-current policy, to the extent such awards are available for issuance under such plan. Cash compensation to directors has not been changed to date from the arrangements approved in May of 2005, other than compensation for temporary special committees formed on an as-needed basis from time to time (the form and value of equity awards, however, does change periodically). The Committee engaged REDA in August of 2012 on a limited basis solely to value 2011 and proposed 2012 equity grants to directors, including a calculation of the estimated grant date fair value of the SAR/RSU grants to directors under consideration for 2012 based on a Black Scholes valuation analysis. REDA serves at the discretion of the Committee. Other than as described above (in addition to a brief review of our CD&A in the Company’s Annual Report on form 10-K/A for the year ended December 31, 2011), REDA provided no other services in 2012.

Prior to the adoption of the EI Plan as of July 10, 2008, Non-Employee Directors were eligible to receive non-qualified stock options under the Company’s 2004 Plan. See “Equity Incentive Plan” above for a description of the certain provisions of the EI Plan. See “2004 Stock Option, Restricted and Non-Restricted Stock Plan” above for a description of certain provisions of the 2004 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2012, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Number of
securities
	Number of			remaining available
	securities to be		Weighted-average	for future issuance
	issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding
	options, warrants		options, warrants	securities reflected
	and rights		and rights	in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	1,339,945	(2)	$7.08	1,131,134	(3)
Equity compensation plans not approved by security holders	597,015	(4)(5)	$1.34	—

Total	1,936,960		$5.31	1,131,134

(1)	The plans are the Company’s Equity Incentive Plan (“EIP”); 2004 Stock Option, Restricted and Non-Restricted Stock Plan (“2004 Option Plan”); and 2009 Employee Stock Purchase Plan (“2009 ESPP”).
(2)	Includes securities to be issued upon the exercise of stock options issued under the EIP and the 2004 Option Plan, and, to the extent settled in common stock, upon the exercise of stock appreciation rights (“SARs”) issued under the EIP (such SARs may be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion), in each case outstanding as of December 31, 2012. Excludes 600,000 SARs issued under the EIP after December 31, 2012 (which are exercisable solely for cash) and includes 67,330 SARs forfeited/cancelled after December 31, 2012. Excludes 200,000 incentive stock options issued under the EIP after December 31, 2012, and includes 8,900 options that were forfeited/cancelled after December 31, 2012. Excludes a total of: (i) 193,250 Restricted Stock Units (“RSUs”) outstanding as of December 31, 2012; and (ii) 14,450 RSUs forfeited/cancelled after December 31, 2012, which in each case are not subject to an exercise price (and with respect to RSUs, may also be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion).

(3)	The EIP was approved by the shareholders of the Company at the Annual Meeting of Shareholders on July 10, 2008. On such date, the EIP became effective and the 2004 Option Plan terminated (and no further awards could be made thereunder). A total of 1,131,134 shares of Common Stock remained available as of December 31, 2012 that may be subject to, delivered in connection with, and/or available for awards under the EIP (which awards may be in the form of stock options, stock appreciation rights, restricted stock, stock units, non-restricted stock, dividend equivalent rights or any combination of the foregoing). Note that in connection with the grant of a stock option or other award (other than a full value award, as defined in the EIP), the number of shares of Common Stock available for issuance under the EIP will be reduced by the number of shares in respect of which such option or other than full-value award is granted or denominated. If full value awards are granted, each full value award will reduce the total number of shares available for issuance under the EIP by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award is granted. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EIP, provided that to the extent any such expired, canceled, forfeited, or otherwise terminated award (or portion thereof) was a full value award, the number of shares of Common Stock that may again be the subject of options or other awards granted under the EIP shall increase by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award was granted. The preceding sentence applies to any awards outstanding on the effective date of the EIP under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares. On July 10, 2008, the shareholders of the Company approved the 2009 ESPP, which became effective as of January 1, 2009. As of such date, an aggregate of 200,000 shares of Common Stock became available for issuance under such plan. At December 31, 2012, 6,663 shares were available for issuance under the 2009 ESPP, however, the 2009 ESPP was suspended for the 2012 and 2013 calendar years. Excludes 600,000 SARs exercisable solely for cash and includes 200,000 incentive stock options granted under the EIP subsequent to December 31, 2012.
(4)	Consists of an inducement grant (outside of the Company’s EIP, as a result of the limited number of shares remaining available for grant thereunder) of 373,134 SARs to Kerry Carr, the Company’s Executive Vice President and Chief Operating Officer, and 223,881 SARs to Renee Pepys Lowe, the President of Kids Line and CoCaLo, each with an exercise price of $1.34 per share (collectively, the “SARs”). The SARs may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee of the Board, and are generally exercisable for a period of ten years from the date of grant. The SARs vest at a rate of 20% per year commencing on the first anniversary of the date of grant. In the event of disability or death of Ms. Carr or Ms. Pepys Lowe, as applicable, while in the employ of the Company, all unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If Ms. Carr or Ms. Pepys Lowe, as applicable, retires, vested unexercised SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier. If Ms. Carr’s or Ms. Pepys Lowe’s employment, as applicable, is terminated for any other reason, any unexercised SARs will be cancelled and deemed terminated immediately, except that if the individual’s employment is terminated by the Company for other than Cause (as defined in the relevant individual’s employment agreement), all unexercised SARs, to the extent vested, may be exercised within 90 days of the date of such event (or the exercise period, if shorter). In addition, with respect to Ms. Carr’s SARs, in the event of a specified change in control, if any unexercised SARs are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such change of control, each such SAR, whether or not previously vested, will be converted into the right to receive cash, or at the election of Ms. Carr, consideration in a form that is pari passu with the form of the consideration payable to the Company’s shareholders in exchange for their shares (less any applicable exercise price). Any award that is not assumed or converted as described above may be canceled at the time of the change of control for no consideration if its per share exercise price is greater than such per share fair market value of the Company’s common stock. In addition, if Ms. Carr’s employment is terminated by the Company without Cause or by Ms. Carr for Good Reason (as defined in her employment agreement with the Company) within nine months following such change of control, her SARs will immediately vest, and remain exercisable for the remainder of their term. The table excludes 200,000 inducement stock options granted outside of the EIP after December 31, 2012 and described in footnote 5.

(5)	Excludes 200,000 non-qualified stock options (the “Inducement Options”) granted to Mr. Benaroya upon the commencement of his employment with the Company as President and CEO outside of the EIP. The Inducement Options have an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on March 15, 2013, the date of grant, are immediately exercisable and will generally be exercisable for a period of ten years. If the employment of Mr. Benaroya is terminated by the Company for Cause (as defined in the employment agreement), any unexercised Inducement Options shall generally remain exercisable for a period of 30 open trading window days following such termination (subject to extension to the extent the Company’s insider trading policy or applicable law prohibits their exercise or the sale of the underlying shares at the end of such period). If the employment of Mr. Benaroya is terminated by Mr. Benaroya without Good Reason (as defined in the employment agreement), any unexercised Inducement Options shall be exercisable for a period of six months following the termination, or, if later, until the 30th open trading window day following such termination (subject to extension as described above). Notwithstanding the foregoing, in no event shall any Inducement Options be exercisable after the expiration of their term. If the Company terminates the employment of Mr. Benaroya without Cause or he terminates his employment for Good Reason, or if the termination of the employment of Mr. Benaroya occurs as a result of the expiration of his employment agreement at the end of its term, any unexercised Inducement Options will remain exercisable in accordance with their terms. If the employment of Mr. Benaroya is terminated as a result of his death or Disability (as defined in the employment agreement), any unexercised Inducement Options will remain exercisable for the shorter of one year following the date of termination and the remainder of their terms. If Mr. Benaroya’s employment is terminated by the Company without Cause or by Mr. Benaroya for Good Reason at any time on or after, or within six months before the occurrence of a Change of Control (as defined in the employment agreement), and if any unexercised Inducement Options are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such Change of Control, any unexercised Inducement Options will be converted into the right to receive cash or, at the election of Mr. Benaroya, consideration in a form that is pari passu with the form of the consideration payable to the Company’s shareholders in exchange for their shares, in an amount or having a value equal to the product of: (i) the per share fair market value of the Company’s common stock (based upon the consideration payable to the Company’s shareholders), less, if applicable, the per share exercise price of such Inducement Options, multiplied by (ii) the number of shares of the Company’s common stock covered by the unexercised Inducement Options. Any Inducement Options not assumed or converted (as described above) may be canceled at the time of the Change of Control for no consideration if the relevant per share exercise price is greater than the per share fair market value of the Company’s common stock (determined with regard to all per share consideration, including the value of any contingent and/or deferred consideration payable in the Change of Control transaction).

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of April 23, 2013, the shares of Common Stock beneficially owned by each director of the Company, each named executive officer of the Company and by all directors and executive officers of the Company as a group. None of the shares of Common Stock beneficially owned by directors as set forth in the table below constitute directors’ qualifying shares nor have any of the shares set forth in the table below been pledged as security.

Name of Director, Officer or Identity of Group	Shares of Common Stock Beneficially Owned (1)(14)		Shares of Common Stock Acquirable Within 60 days (2)(14)		Total Shares of Common Stock Beneficially Owned (14)	% of Outstanding Common Stock
Raphael Benaroya	296,278	(3)	316,000	(4)	612,278	2.8%
Kerry Carr	—		—	(5)	—	N/A
Mario Ciampi	62,640	(6)	36,000	(8)	98,640	*
Marc S. Goldfarb (7)	31,423		44,700		76,123	*
Frederick Horowitz	1,000		51,000	(8)	52,000	*
Hugh R. Rovit	1,000		—	(9)	1,000	*
Guy Paglinco (10)	58,925		10,000		68,925	*
David C. Sabin (11)	5,000		—		5,000	*
Salvatore Salibello	6,000		51,000	(8)	57,000	*
Richard F. Schaub, Jr. (12)	7,500		—		7,500	*
Michael Zimmerman (13)	4,462,373		51,000	(8)	4,513,373	20.6%
All directors and officers as a group (12 persons**)	4,928,889		559,700		5,488,589	24.5%

*	Less than 1%.
**	Does not include David Sabin, who resigned from the Company in September of 2012, and includes Dean Robinson, an executive officer not otherwise included in the chart.
(1)	Each individual has the sole power to vote and dispose of the shares of Common Stock set forth in the table, except as provided in footnote 13 below.
(2)	Consists of shares subject to stock options granted by the Company that are currently vested and therefore exercisable within 60 days of April 23, 2013 (no unvested stock options are currently scheduled to vest within such time period). In the remainder of the footnotes below, where equity grants are described as “not exercisable within 60 days of April 23, 2013”, or “not scheduled to vest within 60 days of April 23, 2013”, such grants are not currently scheduled to vest and/or be settled within such time period, without taking into account any vesting acceleration provisions described in “Grants Under the 2004 Plan” and “Grants Under the EI Plan” following the footnotes to the “2012 Outstanding Equity Awards at Fiscal Year End” table above, or triggered under specified circumstances under any NEO’s individual arrangements with the Company.

(3)	Excludes 315 shares owned by Mr. Benaroya’s wife, of which Mr. Benaroya disclaims beneficial ownership.
(4)	Excludes: (i) 159,000 options not exercisable within 60 days of April 23, 2013; (ii) 29,250 SARs (8,850 of which are currently vested and the remainder of which are not exercisable within 60 days of April 23, 2013) and 4,000 RSUs which are not scheduled to vest within 60 days of April 23, 2013, which, in each case, when vested and exercised/settled, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Benaroya; and (iii) 600,000 SARs (46,875 of which are currently vested and the remainder of which are not exercisable within 60 days of April 23, 2013, all of which, when vested and exercised, may be settled solely for cash, unless shareholder approval for the conversion of all such unexercised SARs into stock options (on a one-for-one basis) is obtained at the Company’s next annual meeting of shareholders.
(5)	Excludes 373,134 SARs, none of which are scheduled to vest within 60 days of April 23, 2013, which, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Ms. Carr.
(6)	Of the number of shares listed, 61,640 are owned by PrenKid, LLC, a limited liability company owned 50% by Mr. Ciampi and 50% by Mr. Zimmerman.
(7)	Excludes: (i) 11,800 RSUs not scheduled to vest within 60 days of April 23, 2013, which such RSUs, when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Goldfarb; and (ii) 111,250 SARs (66,250 of which are vested and the remainder of which are not exercisable within 60 days of April 23, 2013), which, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Goldfarb.
(8)	Excludes: (i) 9,000 options not exercisable within 60 days of April 23, 2013; (ii) 9,000 RSUs which are not scheduled to vest within 60 days of April 23, 2013; and (iii) 43,500 SARs (8,850 of which are vested and the remainder of which are not exercisable within 60 days of April 23, 2013), all of which RSUs and SARs, when vested and exercised (in the case of SARs), may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Ciampi, Mr. Horowitz, Mr. Salibello, or Mr. Zimmerman, as applicable.
(9)	Excludes: (i) 9,000 RSUs which are not scheduled to vest within 60 days of April 23, 2013; and (ii) 43,500 SARs (8,850 of which are vested and the remainder of which are not exercisable within 60 days of April 23, 2013), all of which RSUs and SARs, when vested and exercised (in the case of SARs), may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Rovit.
(10)	Excludes: (i) 12,380 RSUs which are not scheduled to vest within 60 days of April 23, 2013, all of which, when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Paglinco; and (ii) 74,400 SARs (38,420 of which are vested and the remainder of which are not exercisable within 60 days of April 23, 2013), which, in each case, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Paglinco.

(11)	As a result of the resignation of Mr. Sabin from the Company as of September 11, 2012: (i) the 8,750 unvested RSUs and 26,250 unvested SARS granted to Mr. Sabin on March 9, 2012 were forfeited and cancelled; and (ii) with respect to the original grant of 150,000 SARs to Mr. Sabin on December 11, 2009 in connection with the commencement of his employment, 50,000 of such vested SARs had been previously exercised (and shares issued in connection therewith sold), another 50,000 of such vested SARS expired on December 11, 2012, and the remaining unvested 50,000 SARs were forfeited and cancelled. With respect to the original grant of 25,000 RSUs to Mr. Sabin on December 11, 2009 in connection with the commencement of his employment: (i) 10,000 of such RSUs had previously vested and been settled (and shares issued in connection therewith sold); (ii) 10,000 of such unvested RSUs were forfeited upon such resignation; and (iii) in connection with the execution of his Release (described above), the 5,000 remaining unvested RSUs scheduled to vest on December 11, 2012 which would otherwise have been forfeited in connection with his resignation were permitted to vest and be settled on such date in accordance with their terms.
(12)	Excludes: (i) 20,000 RSUs which are not scheduled to vest within 60 days of April 23, 2013, which when vested, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Schaub; and (ii) 102,500 SARs (22,500 of which are currently vested and the remainder of which are not exercisable within 60 days of April 23, 2013), which, in each case, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Schaub.
(13)	With respect to 4,399,733 shares, see footnote (1) in the “Security Ownership of Certain Beneficial Owners” table set forth below, and note that an additional 61,640 shares are owned by PrenKid, LLC, a limited liability company owned 50% by Mr. Ciampi and 50% by Mr. Zimmerman.
(14)	Information provided from public filings of the relevant individuals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of April 23, 2013, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock: (i) the name and address of such owner, (ii) the number of shares beneficially owned, and (iii) the percentage of the total number of shares of Common Stock outstanding so owned.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class*
Prentice Capital Management, LP 623 Fifth Avenue New York, NY 10022	4,399,733	(1)	20.1%
Michael Zimmerman c/o Prentice Capital Management, LP 623 Fifth Avenue New York, NY 10022	4,462,373	(1)	20.6%
Morehead Opportunity Fund, LP 1101 Haynes Street, Suite 108 Raleigh, North Carolina 27604	1,946,415	(2)	8.9%
Leap Tide Capital Management, LLC Jan Loeb 10451 Mill Run Circle, Suite 400 Owings Mills, MD 21117	1,819,971	(3)	8.3%
Royce and Associates, LLC 745 Fifth Avenue New York, NY 10151	1,330,950	(4)	6.1%
Barclays Global Investors, NA Barclays Global Fund Advisors 400 Howard Street San Francisco, CA 94105	1,247,784	(5)	5.7%
Grace & White, Inc. 515 Madison Avenue Suite 1700 New York, NY 10022	1,185,356	(6)	5.4%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	1,123,532	(7)	5.1%

*	Note that because the beneficial ownership of certain of the shares of Common Stock listed herein is shared by certain of such beneficial owners, as determined pursuant to the rules of the SEC, the percentages set forth in this table aggregate to a higher number than would be reflected without the listing of such shared ownership.

(1)	Based on a Schedule 13D filed on August 14, 2006 by Prentice Capital Management, L.P. (“Prentice”) and Michael Zimmerman as reporting persons (the “Prentice 13D”), and information provided to us by Prentice and Mr. Zimmerman subsequent to such filing. Prentice serves as investment manager to private investment funds and managed accounts (the “Managed Entities”), and as such, has voting and dispositive authority over the shares beneficially owned by such Managed Entities, and may therefore be deemed to be the beneficial owner of such shares. The Managed Entities consist of: Prentice Consumer Partners, LP (owning 3,110,229 shares) and S.A.C. Capital Associates, LLC (owning 1,289,504 shares).

Mr. Zimmerman is the managing member of Prentice Management GP, LLC, the general partner of Prentice, and a manager of Prentice Consumer Partners, LP. As such, he may be deemed to control Prentice and the Managed Entities, and may therefore also be deemed to be the beneficial owner of the shares beneficially owned by such entities. In addition, Prentice and Mr. Zimmerman may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, and have reported shared voting and dispositive power with respect to the shares beneficially owned by the Managed Entities, however, each of Prentice and Mr. Zimmerman disclaims beneficial ownership of all such shares, except to the extent of their pecuniary interest therein. In addition, Mr. Zimmerman was granted: (i) options to purchase 15,000 shares of Common Stock on each of November 1, 2006, December 27, 2007, July 10, 2008, and September 22, 2009; (ii) 15,000 SARs on July 15, 2010; and (iii) 14,250 SARs and 5,000 RSUs on each of July 19, 2011 and August 14, 2012, each for his service as a director of the Company. Each such grant vests ratably over a 5-year period commencing on the first anniversary of the date of grant. As a result, the number of shares reported in the table as beneficially owned by Mr. Zimmerman includes: (i) vested options to purchase 51,000 shares of Common Stock; and (ii) 1,000 vested RSUs which were settled in stock. Excludes 9,000 unvested RSUs, and all 43,500 SARs (8,850 of which are currently vested), which when such RSUs and SARs are vested, may be settled (upon exercise in the case of SARs), in shares of Common Stock, cash, or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Zimmerman. As noted in footnote (13) of “Security Ownership of Management” above, 61,640 shares are owned by PrenKid, LLC, a limited liability company owned 50% by Mr. Zimmerman and 50% by Mr. Ciampi.

(2)	As reported in a Schedule 13D/A filed on July 17, 2012 by Morehead Opportunity Fund, LP (the “Reporting Person”). The general partner of the Reporting Person is Morehead Capital Advisors I, LLC (“Morehead Capital Advisors”). The manager of Morehead Capital Advisors is Mr. Quinton Maynard. By virtue of his position with Morehead Capital Advisors, Mr. Maynard has the sole power to vote and dispose of the shares owned by the Reporting Person.
(3)	Based on a Schedule 13G filed on January 31, 2012 by Leap Tide Capital Management, LLC and Jan Loeb as reporting persons (pursuant to such Schedule 13G, Jan Loeb is the managing member of Leap Tide Capital), and information provided to us by Raphael Benaroya in October 2012 with respect to his purchase from Leap Tide of 250,000 shares of the Company’s Common Stock.

(4)	As reported on the Schedule 13G/A filed by Royce & Associates, LLC (“RA”) with the SEC on January 14, 2013. RA is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940 and is the beneficial owner of the securities reported therein, with sole voting and dispositive power with respect to such securities.
(5)	As reported in a Schedule 13G filed on February 5, 2009 (the “Barclays 13G”) by the Barclays entities described below. Barclays Global Investors, NA (a bank) has the sole power to vote or direct the vote with respect to 387,051 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 487,142 of the shares covered by the report; Barclays Global Fund Advisors (an investment advisor) has the sole power to vote or direct the vote with respect to 560,869 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 749,581 of the shares covered by the report; and Barclays Global Investors, Ltd (a non-US institution) has the sole power to dispose or direct the disposition with respect to 11,061 of the shares covered by the report. In addition, Barclays Global Investors Japan Limited (a non-US institution), Barclays Global Investors Canada Limited (a non-US institution), Barclays Global Investors Australia Limited (a non-US institution), Barclays Global Investors (Deutschland) AG (a non-US institution), although they report no beneficial ownership, are reporting persons under the Barclays 13G. The Barclays 13G states that the shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts.
(6)	As reported in a Schedule 13G filed on January 30, 2013, Grace & White, Inc., an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, reports sole voting power over 150,667 of the shares covered by the report, and sole dispositive power with respect to all 1,185,356 shares covered by the report.
(7)	As reported in Amendment No. 5 to Schedule 13G filed on February 11, 2013 by Dimensional Fund Advisors LP (the “Dimensional 13G/A”). Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional or its subsidiaries possess investment and/or voting power over the securities described in the Dimensional 13G/A that are owned by the Funds, and may be deemed to be the beneficial owner of such securities. Dimensional has reported the sole power to vote or direct the vote with respect to 1,105,280 of the shares covered by the Dimensional 13G/A, and the sole power to dispose or direct the disposition of all shares covered by the Dimensional 13G/A (1,123,532), however, all such securities are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, as reported in the Dimensional 13G/A, the interest of any one such Fund does not exceed 5% of the class of such securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

The Company entered into an agreement with RB, Inc., a Delaware corporation wholly-owned by Mr. Benaroya, effective September 12, 2011, to provide for the full-time services of Mr. Benaroya as interim Executive Chairman and acting CEO until the earlier of: (i) December 31, 2011; and (ii) the appointment of a new chief executive officer or written notice from the Company. A fee of $300,000 was paid by the Company to RB, Inc. for Mr. Benaroya’s services during this period. On February 14, 2012, this agreement was modified and extended (by letter agreement), pursuant to which RB, Inc. agreed to continue to provide the full-time services of Mr. Benaroya as interim Executive Chairman and acting CEO of the Company on a month-to-month basis, effective as of January 1, 2012, subject to termination by either the Company or RB, Inc. at any time upon ten days written notice to the other party, for a fee of $100,000 per calendar month during such continuation period. Notwithstanding the stated contractual amount, commencing as of September 2012, RB, Inc. advised the Company to reduce the fee to $75,000 per calendar month. Upon termination of the agreement (as of March 14, 2013), the fee payable for the month of termination was prorated to reflect the actual number of days in such month during which such agreement was in effect. Mr. Benaroya was not be paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. On March 14, 2013, the Company and Mr. Benaroya entered into an employment agreement with respect to his employment as President and Chief Executive Officer of the Company, the terms of which are described in detail in the section captioned “Employment Contracts and Arrangements” above. See the Summary Compensation table above for a description of all amounts paid by the Company to or for the services of Mr. Benaroya for the periods shown therein.

Effective September 12, 2012, Renee Pepys-Lowe was appointed President of Kids Line and CoCaLo. CoCaLo contracts for warehousing and distribution services from a company that is managed by the spouse of Ms. Pepys-Lowe. For the years ended December 31, 2012 and 2011, CoCaLo paid approximately $2.9 million and $2.8 million, respectively, to such company for these services.

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

As a result of such reviews, as well as the directors’ responses to the Company’s questionnaire with respect to independence matters, the Board has affirmatively determined that all persons who served as directors of the Company during any part of the 2012 calendar year, and all current directors, were and are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Benaroya, the Company’s current President and Chief Executive Officer, and previous Executive Chairman and acting CEO. Each member of the Company’s Compensation Committee, Nominating/Governance Committee and Audit Committee is independent in accordance with such standards as well.

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

In determining that each director other than Mr. Benaroya is independent, in addition to confirming that none of the automatic disqualifications required by the NYSE are applicable to such persons, the Board also affirmatively determined that each such person has no direct or indirect material relationship with the Company or its subsidiaries. In making these determinations, the NYSE has noted that as its concern is independence from management, it does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding. As stated above, the Board determined that none of the automatic disqualifications were applicable to any individuals who were directors during 2012 (or are current directors) other than Mr. Benaroya. Certain directors have relationships with other directors and/or shareholders of the Company and the Company from time to time has relationships with entities with which certain of such persons are affiliated. All such relationships were considered by the Board in making its independence determinations, whether or not expressly prohibited by the NYSE.

The Board’s specific determinations with respect to “material relationships” for current directors, and each individual who was a director at any time during 2012, other than Mr. Benaroya, who was not deemed to be independent, are set forth below.

Mr. Ciampi (current director, Prentice designee):

Relevant Facts: Mr. Ciampi is a partner of Prentice, and a manager and member of an affiliate of Prentice.

Determination: Mr. Ciampi’s relationship with Prentice (and an affiliate of Prentice) do not constitute direct relationships with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As a partner of Prentice, which owns approximately 20.1% of the Company’s outstanding stock and is a party to the IRA, and a manager and member of an affiliate of Prentice, he may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Ciampi’s positions with Prentice entities did not affect its determination that he is independent.

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

Determination: Mr. Zimmerman’s relationships with Prentice entities do not constitute direct relationships with the Company or its subsidiaries (and the Company has no parents in a consolidated group). As an executive officer of Prentice, which owns approximately 20.1% of the Company’s outstanding stock and is a party to the IRA (and as the managing member of the general partner of Prentice as a manager and member of an affiliate of Prentice), he may be deemed to have indirect relationships with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Zimmerman’s positions with Prentice entities (including his potential deemed beneficial ownership of the Company’s Common Stock held thereby) did not affect its determination that he is independent.

Board Leadership Structure

On an interim basis, our Board has combined the role of Chairman of the Board and CEO. Mr. Benaroya, our current President and CEO, has been a member of our Board since 1993, was Chairman of the Board prior to his appointment as Executive Chairman in September 2011 (as a result of the resignation of Bruce Crain, our prior CEO), and remains Chairman of the Board. Mr. Benaroya possesses an in-depth knowledge of the Company and its operations. Now that the Board’s search for a successor CEO to Mr. Crain is complete, however, the Board has expressed its intention to appoint a non-executive Chairman of the Board. Until a non-executive Chairman is identified and appointed, however, the Board believes that Mr. Benaroya’s experiences, other insights, and long-standing experience with the Company put him in the best position to provide broad leadership for the Board. Mr. Benaroya, a seasoned executive, is able to provide a wealth of knowledge and experience to the Board, and provides stability and continuity during this transition period. Although we do not currently have a Lead Independent Director, a majority of the Board is comprised of independent directors who provide strong leadership for the Board and each of the committees of the Board. Each independent director has access to the Company’s executives, may call meetings of the independent directors, and may request agenda topics to be added or dealt with in more detail at meetings of the full Board or an appropriate Board committee. The independent directors meet from time to time, as deemed appropriate in their discretion, in their various capacities, and the Audit Committee members meet with our outside auditors on a regular basis. Despite the Board’s current intention to appoint a non-executive director, neither our bylaws nor our corporate governance guidelines require that we separate these roles, and the Board does not have a policy on whether the same person should serve as both the CEO and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-executive directors. Our Board believes that it should have the flexibility to make these determinations from time to time in the way that it believes best to provide appropriate leadership for the Company under then-existing circumstances. The Board intends to periodically review the Company’s leadership structure, and retains the authority to separate or combine the positions of Chairman and Chief Executive Office at any time in its discretion.

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

AUDIT FEES

The aggregate fees billed by KPMG for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2012 (including the reviews of the financial statements included in the Company’s Forms 10-Q for the year ended December 31, 2012, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year) were $699,425. The aggregate fees billed by KPMG for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2011 (including services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for the year ended December 31, 2011, and services that are normally provided in connection with statutory and regulatory filings for such fiscal year, as well as the restatement of specified historical financial statements) were $1,010,373.

AUDIT-RELATED FEES

The aggregate fees billed by KPMG for services that are reasonably related to the performance of the audit of the Company’s financial statements that are not already reported above under the caption “Audit Fees” totaled $8,000 for the year ended December 31, 2012, and $26,000 for the year ended December 31, 2011, which fees were billed in 2012 for a debt compliance report, as required by the Company’s senior lender, and in 2011 for an employee benefit plan audit.

TAX FEES

The aggregate fees billed by KPMG for professional services for tax advisory services totaled $2,875 for the year ended December 31, 2012 and $0 for the year ended December 31, 2011.

ALL OTHER FEES

Other than as set forth above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” there were no other services rendered or fees billed by KPMG for the year ended December 31, 2012 or 2011.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Under its charter, the Audit Committee has the sole authority to retain and replace the Company’s independent registered public accounting firm, and to approve, in advance, all audit engagement fees and terms, as well as all non-audit engagements permitted by law with the independent registered public accounting firm. Each of the individual engagements for the services described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2012 and 2011 were approved by the Audit Committee in advance of the engagement of KPMG for any such services in accordance with the provisions of Regulation S-X Rule 2-01(c)(7)(i)(A).

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

3.	Exhibits:

(Listed by numbers corresponding to Item 601 of Regulation S-K)

2.1	Asset Purchase Agreement by and among RBSACQ, Inc., and Sassy, Inc., and its shareholders dated July 26, 2002. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.2	Membership Interest Purchase Agreement among Kids Line, LLC; Kid Brands, Inc.; and the various sellers party hereto dated as of December 15, 2005. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)

2.3	Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc.; LaJobi Industries, Inc.; and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.4	Stock Purchase Agreement, dated as of April 1, 2008, among I&J HoldCo., Inc., and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(3)

2.5	Purchase Agreement, dated December 23, 2008, among Kid Brands, Inc., and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(4)

3.1	(a) Restated Certificate of Incorporation of the Company and amendment thereto.(5)

(b) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987. (5)

(c) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009. (5)

3.2	Second and Amended and Restated By-Laws of the Registrant. (6)4.1 Form of Common Stock Certificate. (5) Stock certificates bearing the name “Kid Brands, Inc.” will not affect the validity or transferability of currently outstanding stock certificates bearing the name “Russ Berrie and Company, Inc.”, and shareholders with such certificates need not surrender for exchange any such certificates. The rights of shareholders holding certificated shares bearing the name “Russ Berrie and Company, Inc.” and the number of shares represented by those certificates remain unchanged.

4.2	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signatures pages thereto (7)

10.1	Kid Brands, Inc., 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan*(8)

10.2	Order of U.S. Bankruptcy Court Central District of California San Fernando Division, dated October 15, 2004, authorizing and approving sale of “Applause” trademark and certain related assets free and clear of all encumbrances and other interests pursuant to Section 363 of the Bankruptcy Code. (9)

10.3	Amended and Restated Trademark Purchase Agreement dated as of September 21, 2004, by and between Applause, LLC and the Company, as amended by the First Amendment thereto. (9)

10.4	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(10)

10.5	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan*(10)

10.6	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-restricted Stock Plan*(10)

10.7	Incentive Compensation Program adopted on March 11, 2005*(11)

10.8	Employment Agreement dated September 26, 2005, between Kid Brands, Inc., and Marc S. Goldfarb*(12)

10.9	Employment Agreement dated as of December 4, 2007, between the Company and Bruce G. Crain*(13)

10.10	Stockholders Agreement dated as of December 23, 2008, among Kid Brands, Inc.; The Russ Companies, Inc.; and Encore Investors II, Inc.(4)

10.11	License Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (4)

10.12	Licensor Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC; Wells Fargo Bank; National Association; and the Russ Companies, Inc.(4)

10.13	Transition Services Agreement dated as of December 23, 2008, between Kid Brands, Inc., and The Russ Companies, Inc. (4)

10.14	Secured Promissory Note dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc., for the benefit of Kid Brands, Inc.(4)

10.15	Guaranty dated as of December 23, 2008, among The Encore Group, Inc.; the other guarantors specified therein; and Kid Brands, Inc. (4)

10.16	Subordinated Security Agreement dated as of December 23, 2008, among The Russ Companies, Inc.; The Encore Group, Inc.; the other parties specified therein; and Kid Brands, Inc.(4)

10.17	Inter-Creditor Agreement dated as of December 23, 2008, between Kid Brands, Inc., and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc.(4)

10.18	Second Amended and Restated VP Severance Policy for Domestic Vice Presidents (and Above)*(14)

10.19	Equity Incentive Plan*(15)

10.20	2009 Employee Stock Purchase Plan*(15)

10.21	Employment Agreement dated as of April 2, 2008, between LaJobi, Inc., and Lawrence Bivona*(14)

10.22	Form of Equity Incentive Plan Stock Option Agreement*(16)

10.23	Form of Equity Incentive Plan Restricted Stock Agreement*(16)

10.24	Form of Equity Incentive Plan Stock Appreciation Right Agreement*(16)

10.25	Form of Equity Incentive Plan Restricted Stock Unit Agreement*(16)

10.26	Employment Agreement dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin* (17)

10.27	Employment Agreement dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.* (17)

10.28	Sublease, effective as of September 30, 2010, between The Capital Group Companies, Inc. and Kids Line, LLC* (18)

10.29	Landlord Consent to Kids Line Sublease, effective as of September 30, 2010 (18)

10.30	Irrevocable Standby Letter of Credit from Bank of America, dated October 26, 2010 (18)

10.31	Third Amendment and Waiver to Credit Agreement, dated as of March 30, 2011, among Kid Brands, Inc.; Kids Line, LLC; Sassy, Inc.; I&J HoldCo, Inc.; LaJobi, Inc.; and CoCaLo, Inc.; the financial institutions party thereto or their assignees (the “Lenders”); and Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Administrative Agent for the Lenders. (18)

10.32	Second Amended and Restated Credit Agreement, dated as of August 8, 2011, among Kid Brands, Inc., Kids Line, LLC, Sassy, Inc., LaJobi, Inc., I & J Holdco, Inc. and CoCaLo, Inc., as the Borrowers, the subsidiaries of the Borrowers identified therein as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Book Manager, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011. (19)

10.33	Second Amended and Restated Security and Pledge Agreement dated as of August 8, 2011, executed by the Borrowers and the Guarantors in favor of the Administrative Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 10, 2011. (19)

10.34	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson* (20)

10.35	Agreement between RB, Inc. and the Company dated September 12, 2011.* (21)

10.36	Separation Agreement and Release between the Company and Bruce G. Crain dated September 12, 2011.*(22)

10.37	Agreement between RB, Inc. and the Company dated February 14, 2012.* (23)

10.38	General Release and Settlement Agreement dated January 20, 2012, between the Company and The Realty Associates Fund VII, LP. (24)

10.39	Agreement of Lease, dated June 27, 2003 between Keystone Cranbury East, LLC and LaJobi Industries, Inc. (24)

10.40	First Amendment to Lease Agreement, dated July 9, 2008, between LaJobi, Inc. and Keystone Cranbury East, LLC. (24)

10.41	Letter Agreement between the Company and Guy Paglinco, dated as of April 26, 2012* (25)

10.42	Letter Agreement between the Company and Marc Goldfarb, dated as of April 26, 2012* (25)

10.43	Letter Agreement, dated May 4, 2012, among Kid Brands, Inc., Kids Line LLC, Sassy, Inc., I & J HoldCo, Inc., LaJobi, Inc. and CoCaLo, Inc., as Borrowers; Bank of America, N.A., as Administrative Agent and as a Lender, Swing Line Lender and L/C Issuer; and the other Lenders party thereto. (25)

10.44	Waiver, First Amendment to Credit Agreement and First Amendment to Security Agreement, dated August 13, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on August 15, 2012. (26)

10.45	Separation and Release Agreement, dated as of September 11, 2012, among David Sabin, Kids Line, LLC and CoCaLo, Inc., incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (27)

10.46	Employment Agreement, dated as of September 12, 2012, between the Company and Kerry Carr, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (27)

10.47	Employment Agreement, dated as of September 12, 2012, between the Company and Renee Pepys-Lowe, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (27)

10.48	Second Amendment to Credit Agreement, dated November 15, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (28)

10.49	Credit Agreement dated as of December 21, 2012, among Kid Brands, Inc., specified domestic subsidiaries party thereto, Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. (29)

10.50	Security Agreement dated as of December 21, 2012, by Kid Brands, Inc. and the other Borrowers and Loan Parties party thereto from time to time in favor of Salus Capital Partners, LLC, as Collateral Agent. (29)

10.51	Employment Agreement, dated March 14, 2013, between the Company and Raphael Benaroya.*(30)

10.52	Amendment to Employment Agreement, dated as of March 26, 2013, between Kid Brands, Inc. and Kerry Carr.* (31)

10.53	First Amendment to Credit Agreement, dated as of April 16, 2012, among Kids Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent. (31)

21.1	List of Subsidiaries. (31)

23	Consent of Independent Registered Public Accounting Firm. (31)

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002. (31)

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002. (31)

31.3	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.4	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002 (31)

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002 (31)

32.3	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002

32.4	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document (31) [1,2]

101.SCH	XBRL Taxonomy Schema Document (31) [1,2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (31) [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (31) [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (31) [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (31) [1,2]

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
(31)	Incorporated by reference to the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC.

(Registrant)

April 30, 2013	By:	/s/ GUY A. PAGLINCO
Date		Guy A. Paglinco
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